Form 10-K
period 2004-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2005-02-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-13958

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3317783
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Hartford Plaza, Hartford, Connecticut 06115-1900
(Address of principal executive offices)

(860) 547-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: the following, all of which are listed on the New York Stock Exchange, Inc.:

Common Stock, par value $0.01 per share	6% Equity Units
7.45% Trust Originated Preferred Securities, Series C,	7% Equity Units
issued by Hartford Capital III

Securities registered pursuant to Section 12(g) of the Act:

7.75% Notes due June 15, 2005	4.1% Equity Unit Notes due November 16, 2008
2.375% Notes due June 1, 2006	7.9% Notes due June 15, 2010
4.7% Notes due September 1, 2007	4.625% Notes due July 15, 2013
2.56% Equity Unit Notes due August 16, 2008	4.75% Notes due March 1, 2014
6.375% Notes due November 1, 2008	7.3% Debentures due November 1, 2015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes ☑  No ☐.

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $20,105,000,000, based on the closing price of $68.74 per share of the Common Stock on the New York Stock Exchange on June 30, 2004.

As of February 15, 2005, there were outstanding 295,711,882 shares of Common Stock, $0.01 par value per share, of the registrant.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

CONTENTS

	ITEM	DESCRIPTION	PAGE
PART I	1	Business	3
	2	Properties	17
	3	Legal Proceedings	17
	4	Submission of Matters to a Vote of Security Holders	18

PART II	5	Market for The Hartford’s Common Equity and Related Stockholder Matters	18
	6	Selected Financial Data	20
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	7A	Quantitative and Qualitative Disclosures About Market Risk	95
	8	Financial Statements and Supplementary Data	95
	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	95
	9A	Controls and Procedures	95
	9B	Other Information	97

PART III	10	Directors and Executive Officers of The Hartford	97
	11	Executive Compensation	98
	12	Security Ownership of Certain Beneficial Owners and Management	98
	13	Certain Relationships and Related Transactions	99
	14	Principal Accounting Fees and Services	99

PART IV	15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	99
		Signatures	II-1
		Exhibits Index	II-2
EX-3.01 AMENDED & RESTATED CERTIFICATE OF INCORPORATION
EX-12.01 COMPUTATION OF RATIO OF EARNINGS
EX-21.01 SUBSIDIARIES OF HARTFORD FINANCIAL SERVICES
EX-23.01 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.01 CERTIFICATION
EX-31.02 CERTIFICATION
EX-32.01 CERTIFICATION
EX-32.02 CERTIFICATION

PART I

Item 1. BUSINESS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

General

The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford” or the “Company”) is a diversified insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. The Hartford writes insurance in the United States and internationally. At December 31, 2004, total assets and total stockholders’ equity of The Hartford were $259.7 billion and $14.2 billion, respectively.

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

As a holding company that is separate and distinct from its subsidiaries, The Hartford Financial Services Group, Inc. has no significant business operations of its own. Therefore, it relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in the Capital Resources and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (“The Hartford mutual funds”), families of 40 mutual funds. Investors can purchase “shares” in The Hartford mutual funds, all of which are registered with the Securities and Exchange Commission in accordance with the Investment Company Act of 1940. The Hartford mutual funds are owned by the shareholders of those funds and not by the Company.

Reporting Segments

The Hartford is organized into two major operations: Life and Property & Casualty. In the quarter ended March 31, 2004, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments. Additionally, Corporate includes all of the Company’s debt financing and related interest expense, as well as certain capital raising activities and purchase accounting adjustments.

Life changed its reportable operating segments in 2004 from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits.

Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products.

Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance (formerly referred to as COLI).

Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance.

The Group Benefits segment provides employers and associations with group life, accident and disability coverage, along with other products and services, including voluntary benefits, employee assistance programs, travel assistance, group retiree health, and medical stop loss.

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

Property & Casualty is now organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the first quarter of 2004, Property & Casualty had also included a Reinsurance segment (“HartRe assumed reinsurance”). With the discontinuance of writing new domestic assumed reinsurance business, HartRe assumed reinsurance business is now included in the Other Operations segment for all periods presented.

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

The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. The Property & Casualty segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).

Life

Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, and is a leading financial services and insurance organization. Hartford Life provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, mutual funds, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 5.0 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 738,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals, and (iv) fixed and variable annuity products through its international operations. Life is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. Life’s strong position in each of its core businesses provides an opportunity to increase the sale of Life’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning.

Hartford Life is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2004. In the past year, Life’s total assets under management, which include $28.1 billion of third-party assets invested in Life’s mutual funds and 529 College Savings Plans, increased 18% to $248.5 billion at December 31, 2004 from $210.1 billion at December 31, 2003. Life generated revenues of $11.4 billion, $8.1 billion, and $6.9 billion in 2004, 2003 and 2002, respectively. Additionally, Life generated net income of $1.4 billion, $845, and $630 in 2004, 2003 and 2002, respectively.

Customer Service, Technology and Economies of Scale

Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow Life to competitively price its products for its distribution network and policyholders. In addition, Life utilizes computer technology to enhance communications within Life and throughout its distribution network in order to improve Life’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Hartford Life was awarded the 2004 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the ninth consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in 2004 Life earned its second DALBAR Award for Mutual Fund and Retirement Plan Service which recognizes Hartford Life as the No. 1 service provider of mutual funds and retirement plans in the industry. Additionally, Life’s Individual Life segment won its fourth consecutive DALBAR award for service of life insurance customers and its third consecutive DALBAR Financial Intermediary Service Award in 2004.

Risk Management

Life’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) offered with variable annuity products, equity market volatility. As of December 31, 2004, Life had limited exposure to disintermediation risk on approximately 97% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. Life effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. Life also enforces disciplined claims management to protect itself against greater than expected morbidity experience. Life uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. Life also uses reinsurance in combination with derivative instruments to minimize the volatility associated with the GMWB liability.

Retail Products Group

The Retail segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s assets under management grew to $144.4 billion at December 31, 2004 from $123.6 billion at December 31, 2003. Retail generated revenues of $3.2 billion, $2.2 billion and $1.9 billion in 2004, 2003 and 2002, respectively, of which individual annuities accounted for $2.6 billion, $1.8 billion, and $1.5 billion for 2004, 2003 and 2002, respectively. Net income in the Retail Products Group segment was $526, $430 and $356 in 2004, 2003 and 2002, respectively.

Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life is a market leader in the annuity industry with sales of $15.7 billion, $16.5 billion, and $11.6 billion in 2004, 2003 and 2002, respectively. Life was the largest seller of individual retail variable annuities in the United States with sales of $15.0 billion, $15.7 billion, and $10.3 billion in 2004, 2003 and 2002, respectively. In addition, Life continues to be the largest seller of individual retail variable annuities through banks in the United States.

Life’s total account value related to individual annuity products was $111.0 billion as of December 31, 2004. Of this total account value, $99.6 billion, or 90%, related to individual variable annuity products and $11.4 billion, or 10%, related primarily to fixed MVA annuity products. At December 31, 2003, Life’s total account value related to individual annuity products was $97.7 billion. Of this total account value, $86.5 billion, or 89%, related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, Life continues to emerge as a significant participant in the mutual fund business. As of December 31, 2004, retail mutual fund assets were $25.2 billion. Life is also among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).

Principal Products

Individual Variable Annuities — Life earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. Life uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in Life’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of Life. Life offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from Life’s general account into one or more non-guaranteed separate accounts. Additionally, the Retail Products Group segment sells variable annuity contracts that offer various guaranteed minimum death and withdrawal benefits.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of Life’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $99.6 billion as of December 31, 2004, have grown from $86.5 billion as of December 31, 2003, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 83% and 80% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2004 and 2003, respectively.

The assets underlying Life’s variable annuities are managed both internally and by independent money managers, while Life provides all policy administration services. Life utilizes a select group of money managers, such as Wellington Management Company, LLP (“Wellington”); Hartford Investment Management Company (“Hartford Investment Management”), a wholly-owned subsidiary of The

Hartford; Putnam Financial Services, Inc. (“Putnam”); American Funds; MFS Investment Management (“MFS”); Franklin Templeton Group; and AIM Investments (“AIM”). All have an interest in the continued growth in sales of Life’s products and enhance the marketability of Life’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of four of the nation’s most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has emerged as the industry leader in terms of retail sales. In addition, the Director variable annuity, which is managed in part by Wellington, ranks second in the industry in terms of retail sales.

Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting Life from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in Life’s investment return, mortality experience or expenses. Life’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $11.4 billion and $11.2 billion as of December 31, 2004 and 2003, respectively.

Mutual Funds —Life launched a family of retail mutual funds for which Life provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 40 funds, including the addition of the Hartford Equity Income Fund introduced in 2003. Life’s funds are managed by Wellington and Hartford Investment Management. Life has entered into agreements with over 960 financial services firms to distribute these mutual funds.

Life charges fees to the shareholders of the mutual funds, which are recorded as revenue by Life. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by Life. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in The Hartford’s consolidated financial statements. Total retail mutual fund assets under management were $25.2 billion and $20.3 billion as of December 31, 2004 and 2003, respectively.

401(k) — Life sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets. Life believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2004, Life administered over 8,200 Section 401(k) plans. Total assets under management were $7.3 billion and $5.2 billion as of December 31, 2004 and 2003, respectively.

Marketing and Distribution

The Retail Products Group segment distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of Life’s retail investment products to customers is consummated).

Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2004, Life was selling products through the 25 largest retail banks in the United States. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively “PLANCO”) a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”). PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes Life’s fixed and variable annuities, and 401(k) plans, mutual funds and 529 plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Life and gives Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, Life uses internal personnel with extensive experience in the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Retail segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

Institutional Solutions Group

Life is among the top providers of retirement products and services, including asset management and plan administration sold to municipalities pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and

“403(b)”, respectively). Life also provides structured settlement contracts, institutional annuities, institutional mutual funds and stable value investment products such as funding agreements and guaranteed investment contracts (“GICs”).

Additionally, Life is a leader in the private placement life insurance (“PPLI”) market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with Life or a trust sponsored by Life named as the beneficiary under the policy. Until the passage of Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Life sold two principal types of PPLI, leveraged COLI and variable products.

Life has recently introduced two products for the High Net Worth markets. One is a specialized life insurance contract for ultra-wealthy, High Net Worth investors, the other is a hedge fund designed to leverage the strengths of The Hartford’s award winning customer service and distribution capability.

Life’s total account values related to institutional investment products were $14.6 billion and $12.7 billion as of December 31, 2004 and 2003, respectively. Governmental account values were $10.0 billion and $9.0 billion as of December 31, 2004 and 2003, respectively. Variable PPLI products account values were $22.5 billion and $21.0 billion as of December 31, 2004 and 2003, respectively. Leveraged COLI account values were $2.5 billion as of December 31, 2004 and 2003. The Institutional segment generated revenues of $1.8 billion, $2.1 billion and $1.8 billion for the years ended December 31, 2004, 2003 and 2002, respectively and net income of $124, $83 and $108 in 2004, 2003 and 2002, respectively.

Principal Products

Institutional Investment Products — Life sells the following institutional investment products: structured settlements, institutional mutual funds, GICs and other short-term funding agreements, and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans (institutional annuities arrangements).

Structured Settlements — Structured settlement annuity contracts provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement.

Institutional Mutual Funds — Life sells its institutional mutual funds, the Hartford HLS Funds and the Hartford HLS Series II Funds, to qualified retirement plans (i.e., section 401(k) and 457 plans) on an “investment only” basis. That means that the funds are sold individually, with no recordkeeping services included and not as a part of any bundled retirement program. The Hartford’s wholly-owned subsidiary, HL Investment Advisors, LLC, serves as the investment advisor to these funds and contracts with sub-advisors to perform the day-to-day management of the funds. The two primary sub-advisors to the Hartford HLS Funds are Wellington Management Company, LLP, of Boston, Massachusetts for most of the equity funds and Hartford Investment Management for the fixed income funds.

Stable Value Products — GICs are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with The Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that perform a similar function for non-qualified assets. Also during 2004, the Company began issuing fixed rate funding agreements to Hartford Life Global Funding trusts, that, in turn, issue registered notes to institutional and retail investors.

Institutional Annuities — Institutional annuities arrangements are group annuity contracts used to fund pension liabilities that exist when a qualified retirement plan sponsor decides to terminate an existing defined benefit pension plan. Group annuity contracts are very long-term in nature, since they must pay the pension liabilities typically on a monthly basis to all participants covered under the pension plan which is being terminated.

Governmental — Life sells retirement plan products and services to municipalities under Section 457 plans. Life offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, Life manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by Life. As of December 31, 2004, Life administered over 3,600 plans under Sections 457 and 403(b).

Variable PPLI Products — Private Placement Variable Life Insurance (“PPVLI”) products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. Recent clarifications in regulatory policy have made PPVLI products particularly attractive to banks with postretirement medical obligations. PPVLI has also been widely used in the high net worth marketplace due to its low costs, range of investment choices and ability to accommodate a fund of funds management style. This institutionally priced hedge fund product is aimed at the rapidly growing market composed of affluent investors unable to participate in the higher minimums of some hedge funds.

Leveraged COLI — Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI.

Marketing and Distribution

In the Section 457 market, the Institutional segment distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.

In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s property and casualty claim operations. Life also works directly with the brokerage firms on cases that do not involve The Hartford’s Property & Casualty operations.

In the institutional mutual fund market, the Institutional segment typically sells it products through investment consulting firms employed by retirement plan sponsors. Institutional’s products are also sold through 401(k) record keeping firms that offer a “platform” of mutual funds to their plan sponsor clients. A third sales channel is direct sales to qualified plan sponsors, using registered representatives employed by Hartford Equity Sales Company, Inc.

In the stable value marketplace, the Institutional segment sells GICs, funding agreements, and investor notes to retirement plan sponsors either through investment management firms or directly, using Hartford employees.

In the institutional annuities market, Life sells its group annuity products to retirement plan sponsors through three different channels (1) a small number of specialty brokers, (2) large benefits consulting firms and (3) directly, using Hartford employees.

In the PPVLI market, specialized strategic alliance partners with expertise in the large case market assist in the placement of many cases. High net worth PPVLI is often placed with the assistance of investment banking and wealth management specialists.

The hedge fund of funds product is positioned to be sold through family offices, wealth management platforms and other specialists in the mass-affluent market.

Competition

The Institutional segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

For institutional product lines offering fixed annuity products (i.e., institutional annuities, structured settlements and stable value), financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be other large, long-established insurance companies.

For product lines offering mutual funds – either unbundled (institutional mutual funds) or wrapped in a variable annuity or mutual fund retirement program (government markets) – the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies.

For PPVLI, competition in the large case market comes from other insurance carriers, and from specialized agents with expertise in the benefit funding marketplace. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers.

The hedge fund of funds product competes against a range of similar products from respected vendors, including investment banking firms and wire houses. It is distributed by former members of the PLANCO team which assisted in The Hartford’s successful annuity business.

Individual Life

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business insurance clients. As of December 31, 2004, life insurance in force increased 7% to $139.9 billion, from $130.8 billion as of December 31, 2003. Account values increased 9% to $9.5 billion as of December 31, 2004 from $8.7 billion as of December 31, 2003. Revenues were $1,048, $982 and $958 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income in the Individual Life segment was $153, $145 and $133 for the years ended December 31, 2004, 2003 and 2002, respectively.

Principal Products

Life holds a significant market share in the variable universal life product market and was the number one seller of variable universal life insurance, according to the Tillinghast VALUE Survey, in 2004, for the third year in a row. In 2004, Life’s sales of individual life insurance were 50% variable universal life, 44% universal life and other, and 6% term life insurance.

Variable Universal Life — Variable universal life provides life insurance with a return linked to an underlying investment portfolio and Life allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple. Variable universal life account values were $5.4 billion and $4.7 billion as of December 31, 2004 and 2003, respectively.

Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2004, guaranteed no-lapse universal life represents less than 2% of life insurance in-force. Life also sells second-to-die universal life insurance policies. Universal life and interest sensitive whole life account values were $3.4 billion and $3.3 billion as of December 31, 2004 and 2003, respectively.

Marketing and Distribution

Consistent with Life’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. Life sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. Life is a market leader in selling individual life insurance through national stockbroker and financial institutions channels. In addition, Life distributes individual life products through independent life and property-casualty agents and Woodbury Financial Services, a subsidiary retail broker dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of Life who are managed through a regional sales office system.

Competition

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

Group Benefits

The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, employee assistance programs, travel assistance, group retiree health, and medical stop loss. The Hartford’s Group Benefits segment ranks number two in fully-insured group disability premium and number five in fully-insured life premium of U.S. group carriers according to LIMRA. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one, two or three year rate guarantees depending upon the product. In the disability market, the Company focuses on its risk management expertise and on efficiencies and economies of scale to derive a competitive advantage. The Group Benefits segment generated fully insured ongoing premiums of $3.6 billion for the year ended December 31, 2004, and $2.3 billion for the years ended December 31, 2003 and 2002, respectively, of which group disability insurance accounted for $1.6 billion, $963, and $961 in 2004, 2003 and 2002, respectively, and group life insurance accounted for $1.7 billion, $984 and $965 for the year ended December 31, 2004, 2003, and 2002, respectively. The Company held group disability reserves of $4.2 billion and $4.0 billion and group life reserves of $1.3 billion and $1.3 billion, as of December 31, 2004 and 2003, respectively. Net income in the Group Benefits segment was $229, $148 and $128 for the years ended December 31, 2004, 2003 and 2002, respectively.

Life acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation on December 31, 2003. This acquisition increased the scale of Life’s group life, disability and accident operations, expanded Life’s distribution and enhanced Life’s capability to deliver outstanding products and services.

Principal Products

Group Disability — Life is one of the largest carriers in the “large case” market of the group disability insurance business. The large case market, as defined by Life, generally consists of group disability policies covering over 5,000 employees in a particular company. Life is continuing its focus on the “small case” and “medium case” group markets, as well as its association/affinity market, emphasizing name recognition and reputation, financial strength and stability and Life’s functional approach to claims management. Life also offers voluntary, or employee-paid, short-term and long-term disability group benefits. Life’s efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation, offering the support to help claimants return to an active, productive life after a disability. Life also works with disability claimants to improve their approval rate for Social Security Assistance (i.e., reducing payment of benefits by the amount of Social Security payments received).

Life’s short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the insured’s earned income up to a specified maximum benefit) to insureds when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those extended periods of time not covered by a short-term disability benefit plan when insureds are unable to work due to disability. Insureds may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90 or 180 day waiting period and generally continue providing benefits until the insured reaches age 65. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the insured’s earned income up to a specified maximum benefit.

Group Life and Accident — Group term life insurance provides term coverage to employees and members of associations, affinity groups and financial institutions and their dependents for a specified period and has no accumulation of cash values. Life offers options for its basic group life insurance coverage, including portability of coverage and a living benefit and critical illness option, whereby terminally ill policyholders can receive death benefits in advance. Life also offers voluntary, or employee-paid, life group benefits and accidental death and dismemberment coverage either packaged with life insurance or on a stand-alone basis.

Other — Life offers a host of other products and services, such as Family and Medical Leave Act Administration, Travel Assistance, GuidanceResources (an enhanced employee assistance and work/life program), group retiree health, and specialized insurance products for physicians. Life provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. Life also provides travel accident, hospital indemnity, supplemental health insurance for military personnel and their families and other coverages to individual members of various associations, affinity groups, financial institutions and employee groups.

Marketing and Distribution

Life uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations. Life increased its distribution channel in 2004 through the acquisition of CNA Group Benefits and intends to continue to expand the system in areas that offer the highest growth potential.

Competition

The Group Benefits business remains highly competitive. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, Life’s relationships with its third-party distributors, and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants into the group benefits insurance market over the past few years.

Other

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

Life sells variable individual annuity products through a wide distribution network of Japan’s broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life’s Japanese operation achieved $7.3 billion, $3.7 billion and $1.4 billion in variable annuity sales for the years ended December 31, 2004, 2003 and 2002, respectively. During the third quarter of 2004 Life introduced MVA fixed annuity products to provide a diversified product portfolio to customers in Japan. Japan fixed annuity sales for the year ended December 31, 2004 were $522. The growth in sales was the primary reason for the increased account values related to Japan, which grew to $14.7 billion as of December 31, 2004 up from $6.2 billion as of December 31, 2003.

In addition to the established operations in Japan and Brazil, Life has started a European operation, which is called Hartford Life Limited that will focus on selling investment and retirement accumulation products known as unit-linked bonds in the U.K. in the later part of 2005. Unit-linked bonds are similar to variable annuities marketed in the United States and Japan. Hartford Life has established operations in London, as well as Dublin, Ireland to help market and service its new business.

Property & Casualty

Property & Casualty provides (1) workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, agricultural and bond coverages to commercial accounts primarily throughout the United States; (2) professional liability coverage and directors and officers liability coverage, as well as excess and surplus lines business not normally written by standard commercial lines insurers; (3) automobile, homeowners and home-based business coverage to individuals throughout the United States; and (4) insurance related services.

The Hartford seeks to distinguish itself in the property and casualty market through its balance sheet strength, product depth and innovation, distribution capacity, customer service expertise, and technology for ease of doing business. The Hartford is the eleventh largest property and casualty insurance operation in the United States based on written premiums for the year ended December 31, 2003 according to A.M. Best Company, Inc. (“A.M. Best”). Property & Casualty generated revenues of $11.3 billion, $10.7 billion and $9.5 billion in 2004, 2003 and 2002, respectively. Revenues include earned premiums, servicing revenue, net investment income and net realized capital gains and losses. Earned premiums for 2004, 2003 and 2002 were $9.5 billion, $8.8 billion and $8.1 billion, respectively. Additionally, net income (loss) was $910, $(745) and $543 for 2004, 2003 and 2002, respectively. The net loss for 2003 includes the after-tax effect of the asbestos charge of $1,701. Total assets for Property & Casualty were $38.0 billion and $37.2 billion as of December 31, 2004 and 2003, respectively.

Business Insurance

Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses primarily throughout the United States. This segment also provides commercial risk management products and services as well as marine coverage. Earned premiums for 2004, 2003 and 2002 were $4.3 billion, $3.7 billion and $3.1 billion, respectively. The segment had underwriting income of $360, $158 and $94 in 2004, 2003 and 2002, respectively.

Principal Products

The Business Insurance segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages under several different products. Among these products, the Company has achieved growth through its Select Xpand product, which is designed to meet the needs of businesses with $5 to $15 in revenues and serves businesses in the upper end of the small business market and lower end of the middle commercial market. Commercial risk management products and services are also provided.

Marketing and Distribution

Business Insurance provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The segment markets its products nationwide utilizing brokers and independent agents and involving trade associations and employee groups. Brokers and independent agents are not employees of The Hartford.

Competition

The commercial insurance industry is a highly competitive environment regarding product, price, service and technology. The Hartford competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing and customer segmentation. The Hartford is the tenth largest commercial lines insurer in the United States based on written premiums for the year ended December 31, 2003 according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders’ surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. While investment yields are beginning to increase, underwriting decisions are still critical given the relatively low level of investment returns compared to historical averages. National carriers are becoming more focused on core segments and continue to compete for the same business, while regional carriers are broadening their target market and distribution.

Personal Lines

Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options. The Hartford’s exclusive licensing arrangement with AARP, which was renewed during the fourth quarter of 2001, continues through January 1, 2010 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2007. These agreements provide Personal Lines with an important competitive advantage. Personal lines had earned premiums of $3.4 billion, $3.2 billion and $3.0 billion in 2004, 2003 and 2002, respectively. Underwriting income (loss) for 2004, 2003 and 2002 was $138, $130 and $(31), respectively. AARP had earned premiums of $2.1 billion, $2.0 billion and $1.7 billion in 2004, 2003 and 2002, respectively.

Principal Products

Personal Lines provides standard and non-standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP. During 2004, the Company continued the rollout of its new Dimensions automobile and homeowners class plans for insurance sold through independent agents and brokers. The new Dimensions class plans use a large number of interactive rating variables to determine a rate that most accurately reflects the customer’s individual characteristics.

Marketing and Distribution

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

Competition

The personal lines automobile and homeowners businesses continue to remain highly competitive. Personal lines insurance is written by insurance companies of varying sizes that sell products through various distribution channels, including independent agents, captive agents and directly to the consumer. The personal lines market competes on the basis of price; product; service, including claims handling; stability of the insurer and name recognition. The market is competitive with some carriers beginning to file rate decreases while others focus on acquiring business through other means, such as increases in advertising and effective utilization of technology. The Hartford is the twelfth largest personal lines insurer in the United States based on written premiums for the year ended December 31, 2003 according to A.M. Best. Effective utilization of technology is becoming increasingly important. A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members. This arrangement is in effect through January 1, 2010. Management expects favorable “baby boom” demographics to increase AARP membership during this period. In addition, The Hartford provides customer service for all health insurance products offered through AARP’s Health Care Options, with an agreement that continues through 2007.

Specialty Commercial

Specialty Commercial provides a wide variety of property and casualty insurance products and services through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided, primarily through wholesale brokers. Specialty Commercial had earned premiums of $1.7 billion, $1.5 billion and $1.2 billion in 2004, 2003 and 2002, respectively. Underwriting income (loss) was $(53), $10 and $6 in 2004, 2003 and 2002, respectively.

Principal Products

Specialty Commercial offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, LLC, a subsidiary of the Company.

Marketing and Distribution

Specialty Commercial provides insurance products and services through its home office located in Hartford, Connecticut and multiple domestic office locations. The segment markets its products nationwide utilizing a variety of distribution networks including independent agents and brokers as well as wholesalers. Brokers and independents agents are not employees of The Hartford.

Competition

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

Other Operations

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures. Effective January 1, 2004, the financial results of HartRe assumed reinsurance are reported in Other Operations, and 2003 and 2002 financial results have been restated to include these operations.

Life Reserves

Life insurance subsidiaries of Life establish and carry as liabilities, predominantly, three types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The liabilities for unpaid claims and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect Life’s actual experience when appropriate. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Life’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on reserves may be found in the Critical Accounting Estimates section of the MD&A under “Reserves”.

Property & Casualty Reserves

The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by The Hartford. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process involves a variety of actuarial techniques and is primarily based on historical experience and consideration of current trends. Examples of current trends include increases in medical cost inflation rates, changes in the tort environment in various jurisdictions, changes in internal claim practices, changes in the legislative and regulatory environment over workers’ compensation claims, evolving exposures to mass torts and the potential for further adverse development of asbestos and environmental claims.

The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution related clean-up costs. As discussed further in the Critical Accounting Estimates and Other Operations sections of the MD&A, significant uncertainty limits the Company’s ability to estimate the ultimate reserves necessary for unpaid losses and related expenses with regard to environmental and particularly asbestos claims.

Most of the Company’s property and casualty reserves are not discounted. However, certain liabilities for unpaid claims for permanently disabled claimants have been discounted to present value using an average interest rate of 4.6% in 2004 and 4.7% in 2003. As of December 31, 2004 and 2003, such discounted reserves totaled $707 and $666, respectively (net of discounts of $440 and $429, respectively). In addition, certain structured settlement contracts that fund loss run-offs for unrelated parties and have payment patterns that are fixed and determinable, have been discounted to present value using an average interest rate of 5.5%. At December 31, 2004 and 2003, such discounted reserves totaled $257 and $245, respectively (net of discounts of $116 and $127, respectively). Accretion of these discounts did not have a material effect on net income during either 2004 or 2003.

As of December 31, 2004, net property and casualty reserves for claims and claim adjustment expenses reported under Generally Accepted Accounting Principles (“GAAP”) exceeded net reserves reported on a statutory basis by $108. The difference primarily results from a portion of the GAAP provision for uncollectible reinsurance and the required exclusion from statutory reserves of assumed retroactive reinsurance, partially offset by the discounting of GAAP-basis workers’ compensation reserves at risk-free interest rates, which exceeded the statutory discount rates set by regulators.

Further discussion on The Hartford’s property and casualty reserves, including asbestos and environmental claims reserves, may be found in the Reserves section of the MD&A– Critical Accounting Estimates.

A reconciliation of liabilities for unpaid claims and claim adjustment expenses is herein referenced from Note 11 of Notes to Consolidated Financial Statements. A table depicting the historical development of the liabilities for unpaid claims and claim adjustment expenses, net of reinsurance, follows.

Loss Development Table
Property And Casualty Claim And Claim Adjustment Expense Liability Development - Net of Reinsurance
For the years ended December 31, [1], [2]

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$11,271	$11,574	$12,702	$12,770	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191
Cumulative paid claims and claim expenses
One year later	2,715	2,467	2,625	2,472	2,939	2,994	3,272	3,339	3,480	4,415
Two years later	4,273	4,126	4,188	4,300	4,733	5,019	5,315	5,621	6,781
Three years later	5,469	5,212	5,540	5,494	6,153	6,437	6,972	8,324	—
Four years later	6,258	6,274	6,418	6,508	7,141	7,652	9,195	—	—
Five years later	7,135	6,970	7,201	7,249	8,080	9,567	—	—	—
Six years later	7,721	7,630	7,800	8,036	9,818	—	—	—	—
Seven years later	8,311	8,147	8,499	9,655	—	—	—	—	—
Eight years later	8,781	8,786	10,044	—	—	—	—	—	—
Nine years later	9,332	10,290	—	—	—	—	—	—	—
Ten years later	10,803	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	11,618	12,529	12,752	12,615	12,662	12,472	12,459	13,153	15,965	16,632
Two years later	12,729	12,598	12,653	12,318	12,569	12,527	12,776	16,176	16,501
Three years later	12,781	12,545	12,460	12,183	12,584	12,698	15,760	16,768	—
Four years later	12,787	12,399	12,380	12,138	12,663	15,609	16,584	—	—
Five years later	12,741	12,414	12,317	12,179	15,542	16,256	—	—	—
Six years later	12,782	12,390	12,322	15,047	16,076	—	—	—	—
Seven years later	12,791	12,380	15,188	15,499	—	—	—	—	—
Eight years later	12,775	15,253	15,594	—	—	—	—	—	—
Nine years later	15,604	15,629	—	—	—	—	—	—	—
Ten years later	15,956	—	—	—	—	—	—	—	—
Deficiency (redundancy), net of reinsurance	$4,685	$4,055	$2,892	$2,729	$3,174	$3,780	$4,268	$3,908	$3,360	$414

The table above shows the cumulative deficiency (redundancy) of the Company’s reserves, net of reinsurance, as now estimated with the benefit of additional information. Those amounts are comprised of changes in estimates of gross losses and changes in estimates of related reinsurance recoveries.

The table below, for the periods presented, reconciles the net reserves to the gross reserves, as initially estimated and recorded, and as currently estimated and recorded, and computes the cumulative deficiency (redundancy) of the Company’s reserves before reinsurance.

Property And Casualty Claim And Claim Adjustment Expense Liability Development - Gross
For the years ended December 31, [1], [2]

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Net reserve, as initially estimated	$11,574	$12,702	$12,770	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191
Reinsurance and other recoverables, as initially estimated	4,829	4,357	3,996	3,275	3,706	3,871	4,176	3,950	5,497	5,138

Gross reserve, as initially estimated	$16,403	$17,059	$16,766	$16,177	$16,182	$16,187	$17,036	$17,091	$21,715	21,329

Net reestimated reserve	$15,629	$15,594	$15,499	$16,076	$16,256	$16,584	$16,768	$16,501	$16,632
Reestimated and other reinsurance recoverables	6,373	5,767	5,500	5,009	5,886	5,923	6,162	5,754	5,470

Gross reestimated reserve	$22,002	$21,361	$20,999	$21,085	$22,142	$22,507	$22,930	$22,255	$22,102

Gross deficiency (redundancy)	$5,599	$4,302	$4,233	$4,908	$5,960	$6,320	$5,894	$5,164	$387

[1]	The above tables exclude Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.

[2]	The above tables include the liabilities and claim developments for certain reinsurance coverages written for affiliated parties.

The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2004. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2004 for the indicated accident year(s).

Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	Total

By Accident year
1994 & Prior	$347	$1,111	$52	$6	$(46)	$41	$9	$(16)	$2,829	$352	$4,685
1995	—	(156)	17	(59)	(100)	(26)	(33)	6	44	23	(284)
1996	—	—	(19)	(46)	(47)	(95)	(39)	15	(7)	30	(208)
1997	—	—	—	(56)	(104)	(55)	18	36	2	46	(113)
1998	—	—	—	—	57	42	60	38	11	82	290
1999	—	—	—	—	—	89	40	92	32	113	366
2000	—	—	—	—	—	—	88	146	73	178	485
2001	—	—	—	—	—	—	—	(24)	39	(232)	(217)
2002	—	—	—	—	—	—	—	—	(199)	(57)	(256)
2003	—	—	—	—	—	—	—	—	—	(121)	(121)

Total	$347	$955	$50	$(155)	$(240)	$(4)	$143	$293	$2,824	$414	$4,627

The largest impacts of net reserve re-estimates are shown in the “1994 and Prior” accident years. The reserve re-estimates in calendar years 1996 and 2003, include increases in reserves of $785 in 1996 and $2.6 billion in 2003 related to reserve strengthening based on ground-up studies of environmental and asbestos reserves. The ground up study that led to the strengthening in calendar year 2003 confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment. Before the $2.6 billion of reserve strengthening for asbestos during 2003 and the $785 of reserve strengthening for asbestos and environmental during 1996, over the past ten years, reserve re-estimates for total Property & Casualty ranged from (1.3%) to 3.0% of total recorded reserves.

Reserves for accident years 1995-1997 show the effects of favorable reestimation in subsequent years. A contributing factor to this improvement, spread over several calendar years, was an unexpected improvement in the environment for workers’ compensation. With the benefit of hindsight, annual changes in loss cost trends were very low during this period as compared to historical experience. Because it took several years for this improvement to emerge in the data, it similarly took several years for this to be recognized in the Company’s estimates of liabilities.

There was also reserve deterioration, spread over several calendar years, on accident years 1998-2000. HartRe assumed casualty reinsurance contributed in part to this deterioration. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions. Workers’ compensation also contributed to this deterioration, as medical inflation trends were above initial expectations.

Calendar year 2004 reserve development included reserve releases in accident years 2001 through 2003 and reserve strengthening in accident years 2000 and prior. The 2004 reserve releases in accident year 2001 relate primarily to releases in reserves related to September 11. The 2004 reserve releases in accident years 2002 and 2003 come largely from short-tail lines of business, where results emerge quickly and actual reported losses are predictive of ultimate losses. Reserve strengthening in 2004 related to accident years prior to 2001 relate primarily to reserve strengthening for construction defect losses, HartRe assumed casualty reinsurance, environmental exposures and uncollectible reinsurance. See Property & Casualty MD&A for further discussion.

Ceded Reinsurance

Consistent with industry practice, The Hartford cedes insurance risk to reinsurance companies. For Property & Casualty operations, these reinsurance arrangements are intended to provide greater diversification of business and limit The Hartford’s maximum net loss arising from large risks or catastrophes.

A major portion of The Hartford’s property and casualty reinsurance is effected under general reinsurance contracts known as treaties, or, in some instances, is negotiated on an individual risk basis, known as facultative reinsurance. The Hartford also has in-force excess of loss contracts with reinsurers that protect it against a specified part or all of certain losses over stipulated amounts.

Reinsurance does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers.

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2004, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.9. In addition, Life has reinsured the majority of the minimum death benefit guarantees as well as the guaranteed minimum withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts. Life also assumes reinsurance from other insurers. Life evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2004, 2003 and 2002, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for Life’s 2003 recapture of a block of business previously reinsured with an unaffiliated reinsurer. For further discussion see Note 6 of Notes to Consolidated Financial Statements.

Investment Operations

The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For further discussion of HIM’s portfolio management approach, see the Investments General section of the MD&A.)

In addition to managing the general account assets of the Company, HIM is also a Securities and Exchange Commission (“SEC”) registered investment advisor for third party institutional clients, a sub-advisor for certain fixed income mutual funds offered by Hartford Life and serves as the sponsor and collateral manager for synthetic collateralized loan obligations. HIM specializes in fixed income investment management that incorporates proprietary research and active management within a disciplined risk framework to provide value added returns versus peers and benchmarks. The fair value of HIM’s total assets under management was approximately $101.9 billion and $104.1 billion as of December 31, 2004 and 2003, respectively.

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

Most states have enacted legislation that regulates insurance holding company systems such as The Hartford. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval. In most jurisdictions in which the Company’s insurance company subsidiaries are domiciled, the acquisition of more than 10% of The Hartford’s outstanding common stock would require the acquiring party to make various regulatory filings. In some instances, an acquiring party would be required to obtain various regulatory approvals prior to acquiring more than 10% of The Hartford’s outstanding common stock.

The extent of insurance regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Hartford’s international operations are comprised of insurers licensed in their respective countries and, therefore, are subject to the generally less restrictive domestic insurance regulations.

Employees

The Hartford had approximately 30,000 employees as of December 31, 2004.

Available Information

The Hartford makes available free of charge on or through its Internet website (http://www.thehartford.com) The Hartford’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after The Hartford electronically files such material with, or furnishes it to, the SEC.

Item 2. PROPERTIES

The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.9 million of the 2.2 million square feet owned. In addition, The Hartford leases approximately 5.3 million square feet throughout the United States and approximately 130 thousand square feet in other countries. All of the properties owned or leased are used by one or more of all eight operating segments, depending on the location. (For more information on operating segments see Part 1, Item 1, Business of The Hartford – Reporting Segments.) The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3. LEGAL PROCEEDINGS

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the uncertainties discussed below under the caption “Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation – On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, several private actions have been filed against the Company asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that the Company and the five named individual defendants, as control persons of the Company, “disseminated false and misleading financial statements” by concealing that “the Company was paying illegal and concealed ‘contingent commissions’ pursuant to illegal ‘contingent commission agreements.’” The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys’ fees. The Company and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions have been filed in the same court on behalf of participants in the Company’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, the Company’s Pension Fund Trust and Investment Committee, the Company’s Pension Administration Committee, the Company’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that the Company and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions also have been filed in the same court. The complaints, brought in each case by a shareholder on behalf of the Company against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Seven putative class actions also have been filed by alleged policyholders in federal district courts, one in the Southern District of New York, two in the Eastern District of Pennsylvania, three in the Northern District of Illinois, and one in the Northern District of California, against several brokers and insurers, including the Company. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from a class of defendant insurers. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Cook County action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Company has removed the Cook County action to the United States District Court for the Northern District of Illinois. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that most or all of these actions will be transferred to the United States District Court for the District of New Jersey. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.

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

Asbestos and Environmental Claims – As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Other Operations (Including Asbestos and Environmental Claims)”, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of The Hartford during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR THE HARTFORD’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”.

The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2004
Common Stock Price
High	$66.51	$68.74	$68.35	$69.31
Low	58.98	61.08	58.54	53.29
Dividends Declared	0.28	0.28	0.28	0.29
2003
Common Stock Price
High	$48.71	$51.84	$55.75	$59.03
Low	32.30	36.18	49.88	53.10
Dividends Declared	0.27	0.27	0.27	0.28

As of February 15, 2005, the Company had approximately 180,000 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 15, 2005 was $72.56.

On February 17, 2005, The Hartford’s Board of Directors declared a quarterly dividend of $0.29 per share payable on April 1, 2005 to shareholders of record as of March 1, 2005. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in the Capital Resources and Liquidity section of the MD&A under “Liquidity Requirements”.

There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under “Liquidity Requirements”.

Purchases of Equity Securities by the Issuer

The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2004:

			Total Number of
			Shares Purchased as	Maximum Number
	Total Number		Part of Publicly	of Shares that May Yet
	of Shares	Average Price	Announced Plans or	Be Purchased as Part
Period	Purchased	Paid Per Share	Programs	of the Plans or Programs

October 2004	532 [1]	$63.08	N/A	N/A
November 2004	837 [1]	$63.07	N/A	N/A
December 2004	247 [1]	$68.83	N/A	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s benefit plans.

Item 6. SELECTED FINANCIAL DATA

(In millions, except for per share data and combined ratios)

	2004	2003	2002	2001	200

Income Statement Data
Total revenues [1]	$22,693	$18,733	$16,417	$15,980	$15,312
Income (loss) before cumulative effect of accounting changes [2]	2,138	(91)	1,000	541	974
Net income (loss) [2] [3]	2,115	(91)	1,000	507	974

Balance Sheet Data
Total assets	$259,735	$225,850	$181,972	$181,590	$171,951
Long-term debt	4,308	4,610	4,061	3,374	3,105
Total stockholders’ equity	14,238	11,639	10,734	9,013	7,464

Earnings (Loss) Per Share Data
Basic earnings (loss) per share [2]
Income (loss) before cumulative effect of accounting changes [2]	$7.32	$(0.33)	$4.01	$2.27	$4.42
Net income (loss) [2] [3]	7.24	(0.33)	4.01	2.13	4.42
Diluted earnings (loss) per share [2] [4]
Income (loss) before cumulative effect of accounting changes [2]	7.20	(0.33)	3.97	2.24	4.34
Net income (loss) [2] [3]	7.12	(0.33)	3.97	2.10	4.34
Dividends declared per common share	1.13	1.09	1.05	1.01	0.97

Other Data
Mutual fund assets [5]	$28,068	$22,462	$15,321	$16,809	$11,432

Operating Data Combined ratios
Ongoing Property & Casualty Operations [6]	95.3	96.5	99.1	108.3	102.0

[1]	2001 includes a $91 reduction in premiums from reinsurance cessions related to September 11.

[2]	2004 includes a $216 tax benefit related to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. 2003 includes an after-tax charge of $1,701 related to the Company’s 2003 asbestos reserve addition, $40 of after-tax expense related to the settlement of the Bancorp Services, LLC litigation dispute, $30 of tax benefit in Life primarily related to the favorable treatment of certain tax items arising during the 1996-2002 tax years, and $27 of after-tax severance charges in Property & Casualty. 2002 includes $76 tax benefit in Life, $11 after-tax expense in Life related to Bancorp and an $8 after-tax benefit in Life’s September 11 exposure. 2001 includes $440 of after-tax losses related to September 11 and a $130 tax benefit in Life.

[3]	2004 includes a $23 after-tax charge related to the cumulative effect of accounting change for the Company’s adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. 2001 includes a $34 after-tax charge related to the cumulative effect of accounting changes for the Company’s adoption of SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

[4]	As a result of the net loss for the year ended December 31, 2003, Statement of Financial Accounting Standards No. 128,”Earnings per Share“ requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

[5]	Mutual funds are owned by the shareholders of those funds and not by the Company. As a result, they are not reflected in total assets on the Company’s balance sheet.

[6]	2001 includes the impact of September 11. Before the impact of September 11, the 2001 combined ratio was 101.7.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2004, compared with December 31, 2003, and its results of operations for each of the three years in the period ended December 31, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims and related litigation; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the difficulty in predicting the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of more unfavorable loss experience than anticipated; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

INDEX

Overview	21
Critical Accounting Estimates	23
Consolidated Results of Operations	33
Life	34
Retail Products Group	39
Institutional Solutions Group	41
Individual Life	42
Group Benefits	43
Property & Casualty	44
Business Insurance	57
Personal Lines	59
Specialty Commercial	61
Other Operations (Including Asbestos and Environmental Claims)	63
Investments	68
Investment Credit Risk	75
Capital Markets Risk Management	80
Capital Resources and Liquidity	87
Impact of New Accounting Standards	95

OVERVIEW

The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. In the quarter ended March 31, 2004, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments. Additionally, Corporate includes all of the Company’s debt financing and related interest expense, as well as certain capital raising activities and purchase accounting adjustments.

Life includes four reportable operating segments: Retail Products Group, Institutional Solutions Group, Individual Life and Group Benefits. Through Life the Company provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services; other institutional investment products; structured settlements; private placement life insurance; individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.

Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial (collectively “Ongoing Operations”), and the Other Operations segment. Through Property & Casualty the Company provides a number of coverages, as well as insurance-related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, agriculture, bond, professional liability and director’s and officer’s liability coverages. Property & Casualty also provides automobile, homeowners, and home-based business coverage to individuals throughout the United States, as well as insurance-related services to businesses.

Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 34. For further overview of Property & Casualty’s profitability and analysis, see page 44.

Regulatory Developments

In June 2004, the Company received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, the Company has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, the Company has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Company may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Company also has received a subpoena from the New York Attorney General’s Office requesting information related to the Company’s underwriting practices with respect to legal professional liability insurance. In addition, the Company has received a request for information from the New York Attorney General’s Office concerning the Company’s compensation arrangements in connection with the administration of workers compensation plans. The Company intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding the issues under investigation.

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

On October 29, 2004, the New York Attorney General’s Office informed the Company that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of the Company, of 217,074 shares of the Company’s common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General’s Office. The Company has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General’s Office. On the basis of the review, the Company has determined that Mr. Marra complied with the Company’s applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), subpoenas from the New York Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations related to market timing. The Company’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company’s ability to restrict transfers by these owners is limited. In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined. The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company also has received a subpoena from the New York Attorney General’s Office requesting information related to the Company’s group annuity products. The Company continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, the SEC, and the New York Attorney General’s Office are likely to take some action at the conclusion of the on-going investigations related to market timing and directed brokerage. The potential timing of any such action is difficult to predict, and the Company’s ultimate liability, if any, from any such action is not reasonably estimable at this time. If such an action is brought, it could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation

As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, “Marsh”) on October 14, 2004, several of the largest national insurance brokers, including Marsh, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies .

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: insurance reserves; Life operations deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; pension and other postretirement benefits; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Reserves

Life

The Company’s life insurance subsidiaries establish and carry as liabilities, predominantly, three types of reserves: (1) a liability for amounts that accrue to the benefit of the policyholder as of the financial statement date, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits. Reserves also include amounts for unearned premiums. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The Company has classified its fixed and variable annuities, 401(k), certain governmental annuities, private placement life insurance, variable universal life insurance, universal life insurance and interest sensitive whole life insurance as universal life-type contracts. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date (commonly referred to as the account value), including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience.

The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date.

Liabilities for the Company’s group life and disability contracts as well its individual term life insurance policies include amounts for unpaid claims and future policy benefits. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by estimating the present value of future policy benefits to be paid to or on behalf of policyholders less the estimated present value of future net premiums. The methods used in determining the liability for unpaid claims and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as sex, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.

Property & Casualty

The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is an uncertain and complex process. This estimation process is based largely on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. Reserve estimates can change over time because of unexpected changes in the external environment. Potential external factors include (1) changes in the inflation rate for goods and services related to covered damages such as medical care, hospital care, auto parts, wages and home repair, (2) changes in the general economic environment that could cause unanticipated changes in the claim frequency per unit insured, (3) changes in the litigation environment as evidenced by changes in claimant attorney representation in the claims negotiation and settlement process, (4) changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of damages, (5) changes in the social environment regarding the general attitude of juries in the determination of liability and damages, (6) changes in the legislative environment regarding the definition of damages and (7) new types of injuries caused by new types of injurious exposure: past examples include breast implants, lead paint and construction defects. Reserve estimates can also change over time because of changes in internal company operations. Potential internal factors include (1) periodic changes in claims handling procedures, (2) growth in new lines of business where exposure and loss development patterns are not well established or (3) changes in the quality of risk selection in the underwriting process. In the case of assumed reinsurance, all of the above risks apply. In addition, changes in ceding company case reserving and reporting patterns can create additional factors that need to be considered in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future.

The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by “line of business”, such as property, auto physical damage, auto liability, commercial multi-peril package business, workers’ compensation, general liability and professional liability. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. In addition, within the Other Operations segment, the Company has reserves for asbestos and environmental (A&E) claims. Adjustments to previously established reserves, which may be material, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, information currently available has been properly considered in the reserves established for claims and claim adjustment expenses.

Incurred but not reported (IBNR) reserves represent the difference between the estimated ultimate cost of all claims and the actual reported loss and loss adjustment expenses (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported.

The following table shows loss and loss adjustment expense reserves by line of business and by operating segment as of December 31, 2004, net of reinsurance:

	Operating Segment

	Business	Personal	Specialty	Other	Total
	Insurance	Lines	Commercial	Operations	P&C

Reserve Line of Business
Property	$45	$208	$154	$—	$407
Auto physical damage	9	49	(2)	—	56
Auto liability	549	1,522	72	—	2,143
Package business	1,499	—	—	—	1,499
Workers’ compensation	2,864	5	1,451	—	4,320
General liability	604	24	1,125	—	1,753
Professional liability	—	—	493	—	493
Bond	—	—	128	—	128
Reinsurance — [1]	—	—	—	1,339	1,339
All other non-A&E	—	—	—	1,175	1,175
A&E	13	2	7	2,856	2,878

Total reserves-net	5,583	1,810	3,428	5,370	16,191

Reinsurance and other recoverables	474	190	2,091	2,383	5,138

Total reserves—gross	$6,057	$2,000	$5,519	$7,753	$21,329

[1] These net loss and loss adjustment expense reserves relate to assumed reinsurance underwritten by Reinsurance operations that were moved into Other Operations in 2002 and 2004 (“HartRe assumed reinsurance”).

Reserving for non-A&E reserves within Ongoing and Other Operations:

How non-A&E reserves are set

Reserves are set by line of business within the various operating segments. As indicated in the above table, a single line of business may be written in one or more of the segments. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which loss data (e.g. paid losses and case reserves) emerge (i.e. is reported) over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. Within the Company’s Ongoing Operations the shortest-tail lines of business are property and auto physical damage. The longest tail lines of business within Ongoing Operations include workers’ compensation, general liability, and professional liability. HartRe assumed reinsurance, which is within Other Operations, is also long-tail business.

Company actuaries regularly review reserves for both current and prior accident years using the most current claim data. These quarterly reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. For most lines of business, a variety of actuarial methods are reviewed and the actuaries select methods and specific assumptions appropriate for each line of business based on the current circumstances affecting that line of business. These selections incorporate input from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates.

For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. The method used to set reserves for these lines incorporates two key assumptions. The first key assumption is an expected loss ratio for the current accident year. This loss ratio is determined through a review of prior accident years’ loss ratios and expected changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to impact the loss ratio for the current accident year. The second key assumption is a development pattern for reported losses (also referred to as the loss emergence pattern). IBNR reserves for the current year are set as the product of the expected loss ratio for the period, earned premium for the period and the proportion of losses expected to be reported in future calendar periods for the current accident period. IBNR reserves for prior accident years are similarly determined, again relying on an expected development pattern for reported losses.

For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods and, accordingly may not be indicative of ultimate losses. For these lines, methods which incorporate a development pattern assumption are given less weight in calculating IBNR reserves for the early stages of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses emerge in the early periods is generally not as reliable an indication of the ultimate loss costs as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early stages of loss emergence is therefore largely influenced by prior accident years’ loss ratios and expected changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the loss ratio. For later periods of loss emergence, methods which incorporate a development pattern assumption are given more weight in estimating ultimate losses.

Based on the results of the quarterly reserve reviews, the Company will determine the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are changed after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. At year-end 2004, total recorded reserves excluding asbestos and environmental were within 0.2% of the actuarial indication. Annually, as part of the statutory reporting requirements, IBNR is allocated to accident year by statutory line of business. This work forms the basis for the loss development table and reserve re-estimates table shown in the “Business” section.

During 2004 there were numerous changes to reserve estimates. Among other loss developments in 2004, these changes included a reduction in estimated ultimate losses associated with September 11 and increases in estimated ultimate losses associated with construction defect claims and HartRe assumed reinsurance. Changes in 2004 also included increases in the estimated ultimate losses for auto liability and package business in Business Insurance, as well as a reduction in the expected loss ratio for accident year 2004 for Bond within Specialty Commercial. See “Reserves” within the Property and Casualty MD&A for further discussion of reserve developments.

Current trends contributing to reserve uncertainty

The Hartford is a multi-line company in the property and casualty business. The Hartford is therefore subject to reserve uncertainty stemming from a number of conditions, including but not limited to those noted above, any of which could be material at any point in time for any segment. Certain issues may become more or less important over time as conditions change. As various market conditions develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e. increasing or decreasing the reserve). Below is a discussion of certain market conditions that Company management has observed during 2004.

Within the commercial segments and the Other Operations segment, the Company has exposure to claims asserted for bodily injury as a result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, latex gloves, silica and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. The Company also has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company is monitoring trends in litigation, the external environment, the similarities to other mass torts and the potential impact on the Company’s reserves.

In Personal Lines, reserving estimates are generally less variable than for the Company’s other property and casualty segments. This is largely due to the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends and their impact on recorded reserve levels. Severity trends can be impacted by changes in internal claim handling and reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels.

In Business Insurance, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to assumptions about medical inflation, which has been increasing steadily over the past few years. In addition, changes in state legislative and regulatory environments impact the Company’s estimates. In particular, the California environment has been very volatile, in part due to reforms intended to reduce loss costs. It is still uncertain how these reforms will ultimately impact the timing of future payments and the needed amount of reserves.

In the Specialty Commercial segment, many lines of insurance, such as excess insurance and deductible workers’ compensation insurance are “long-tail” lines of insurance. For long-tail lines, the period of time between the incidence of the insured loss and either the reporting of the claim to the insurer, the settlement of the claim, or the payment of the claim can be substantial, and in some cases, several years. As a result of this extended period of time for losses to emerge, reserve estimates for these lines are more uncertain (i.e. more variable) than reserve estimates for shorter-tail lines of insurance. Estimating required reserve levels for deductible workers’ compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount can be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Another example of reserve variability relates to reserves for directors and officers insurance. There is uncertainty in the required level of reserves due to the impact of recent allegations within the financial services industry, including those in the mutual fund, investment banking and insurance industries, as well as due to various highly-publicized bankruptcies.

Impact of changes in key assumptions on reserve volatility

As stated above, the Company’s practice is to estimate reserves using a variety of methods, assumptions and data elements. Within its reserve estimation process for reserves other than asbestos and environmental, the Company does not derive statistical loss distributions or confidence levels around its reserve estimate and, as a result, do not have reserve range estimates to disclose.

The reserve estimation process includes explicit assumptions about a number of factors in the internal and external environment. Across most lines of business, the most important assumptions are future loss development factors applied to paid or reported losses to date. For most lines, the reported loss development factor is most important. In workers’ compensation, paid loss development factors are also important. The trend in loss costs is also a key assumption, particularly in the most recent accident years, where loss development factors are less credible.

The following discussion includes disclosure of possible variation from current estimates of loss reserves due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for the Company’s reserves in total. The estimated variation in reserves due to changes in key assumptions is a reasonable estimate of possible variation that may occur in the future, likely over a period of several calendar years. It is important to note that the variation discussed is not meant to be a worst-case scenario, and therefore, it is possible that future variation may be more than amounts discussed below.

Recorded reserves for workers’ compensation, net of reinsurance, are $4.3 billion, across Business Insurance and Specialty Commercial. The two most important assumptions for workers’ compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. The Company has reviewed the historical variation in paid loss development patterns. If the paid loss development patterns change by 3%, a change that is within historical variation, the estimated reserve need would change by $300, in either direction. Approximately half of the workers’ compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance (“NCCI”) data suggests that the annual growth in industry medical claim costs has varied from -2% to +12% since 1991. Across the entire reserve base, a 1 point change in calendar year medical inflation would change the estimated net reserve by $350, in either direction. A change in calendar year medical inflation will impact paid loss development patterns, so the individual variation amounts shown above for a 3% change in paid loss development patterns and a 1 point change in medical inflation should not be added together to determine the combined impact of both changes.

Recorded reserves for auto liability, net of reinsurance, are $2.1 billion across all lines, $1.5 billion of which is in Personal Lines. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to the Company’s results of operations in any given period. The key assumption for Personal Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A review of Insurance Services Office (“ISO”) data suggests that annual growth in industry severity since 1999 has varied from +1% to +6%. A 2.5 point change in assumed annual severity for the two most recent accident years would change the estimated net reserve need by $60, in either direction.

Recorded reserves for general liability, net of reinsurance, are $1.8 billion across Business Insurance and Specialty Commercial. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 7%, a change that is within historical variation, the estimated net reserve need would change by $200, in either direction.

Similar to general liability, HartRe assumed casualty reinsurance is affected by reported loss development pattern assumptions. In addition to the items identified above that would affect both direct and reinsurance liability claim development patterns, there is also an impact to assumed reporting patterns for any changes in claim notification from ceding companies to the reinsurer. Recorded net reserves for HartRe assumed reinsurance business, excluding asbestos and environmental liabilities, within Other Operations were $1.3 billion as of December 31, 2004. If the development patterns underlying the Company’s net reserves for HartRe assumed casualty reinsurance are incorrect by 10 points, the estimated net reserve need would change by $270, in either direction.

Reserving for Asbestos and Environmental Claims within Other Operations

How A&E reserves are set

The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford wrote several different categories of insurance coverage to which asbestos and environmental claims may apply. First, The Hartford wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, The Hartford wrote excess policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated in the London Market, writing both direct insurance and assumed reinsurance business.

In establishing reserves for asbestos claims, The Hartford evaluates each insured’s estimated liability for such claims using a ground-up approach. The Hartford considers a variety of factors, including the jurisdictions where underlying claims have been brought, past, pending and anticipated future claim activity, disease mix, past settlement values of similar claims, dismissal rates, allocated claim adjustment expense, and potential bankruptcy impact.

Similarly, a ground-up exposure review approach is used to establish environmental reserves. The Hartford’s evaluation of each insured’s estimated liability for environmental claims involves consideration of several factors, including historical values of similar claims, the number of sites involved, the insured’s alleged activities at each site, the alleged environmental damage at each site, the respective shares of liability of potentially responsible parties at each site, the appropriateness and cost of remediation at each site, the nature of governmental enforcement activities at each site, and potential bankruptcy impact.

Having evaluated the insured’s probable liability for asbestos and/or environmental claims, The Hartford then evaluates each insured’s insurance coverage program for such claims. The Hartford considers each insured’s total available insurance coverage, including the coverage issued by The Hartford. The Hartford also considers relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.

Evaluation of both the insured’s estimated liability and The Hartford’s exposure to the insured depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by the Company’s lawyers and is subject to applicable privileges.

For both asbestos and environmental reserves, The Hartford also compares its historical direct net loss and expense paid and incurred experience, and net loss and expense paid and incurred experience year by year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity.

Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, The Hartford calculates its ceded reinsurance projection based on any applicable facultative and treaty reinsurance and the Company’s experience with reinsurance collections.

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

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including The Hartford, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past few years, insurers in general, including The Hartford, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for so-called “non-products” coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to The Hartford’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages; the risks inherent in major litigation; inconsistent decisions concerning the existence and scope of coverage for environmental claims; and uncertainty as to the monetary amount being sought by the claimant from the insured.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. It is unknown whether potential Federal asbestos-related legislation will be enacted, and if so, what its effect will be on The Hartford’s aggregate asbestos liabilities.

The reporting pattern for assumed reinsurance claims is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, The Hartford relies on an exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

The variability of estimates for asbestos and environmental reserves is affected by a number of factors including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability and risk to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2004 of $2.9 billion ($2.5 billion and $394 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.4 billion to $3.4 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of Notes to Consolidated Financial Statements. Due to these uncertainties, further developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty businesses at December 31, 2004 represent the Company’s best estimate of its ultimate liability for claims and claim adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding environmental, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity.

Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments

The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” as defined in SFAS No. 115, with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. The limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer’s credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2004 and 2003, primarily consisted of non-144A private placements and have an average duration of 4.8 and 4.5, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2004 and 2003:

	2004		2003
		Percentage of		Percentage of
	Fair Value	Total Fair Value	Fair Value	Total Fair Value

Priced via independent market quotations	$62,568	83.3%	$60,584	83.0%
Priced via broker quotations	4,233	5.6%	4,113	5.6%
Priced via matrices	4,847	6.5%	4,253	5.8%
Priced via other methods	52	0.1%	337	0.5%
Short-term investments [1]	3,400	4.5%	3,711	5.1%

Total	$75,100	100.0%	$72,998	100.0%

Total general accounts			$61,263	83.9%
Total guaranteed separate accounts [2]			$11,735	16.1%

[1] Short-term investments are primarily valued at amortized cost, which approximates fair value.

[2] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Valuation of Derivative Instruments

Derivative instruments are reported at fair value based upon either independent market quotations or pricing valuation models which utilize independent third party data as inputs. Other than the guaranteed minimum withdrawal benefit (“GMWB”) and the associated reinsurance contracts, which are discussed below, approximately 69% of derivatives, based upon notional values, were priced via valuation models and the remaining 31% of derivatives were priced via independent market quotations.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”), that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF Issue No. 03-1”), in order to redeliberate certain aspects of the consensus. The ultimate completion of EITF Issue No. 03-1 may impact the Company’s current other-than-temporary impairment evaluation process.

Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives

An embedded derivative instrument is reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instruments or market quotations. The Company has calculated the fair value of the guaranteed minimum withdrawal benefit (“GMWB”) embedded derivative based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market

“implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.

Life Deferred Policy Acquisition Costs and Present Value of Future Profits

Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2004 and 2003, the carrying value of Life’s DAC was $7.4 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

Life regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that Life were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to Life’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2004 and 2003. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for both years ended December 31, 2004 and 2003.

Life had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, Life does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, Life has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 25% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, Life continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, Life would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume Life had concluded that a revision of Life’s EGPs was required at December 31, 2004. If Life assumed a 9% average long-term rate of growth from December 31, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, Life estimates the cumulative decrease to amortization would be approximately $60-$65, after-tax. If instead Life were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $20-$25, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. Life’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,212 on December 31, 2004), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. Life tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, Life routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2004, Life believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

Pension and Other Postretirement Benefit Obligations

Pursuant to accounting principles related to the Company’s pension and other postretirement benefit obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to estimate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. In particular, the Company uses an interest rate yield curve developed by its plan actuaries. The yield curve is comprised of bonds rated AA or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 5.75% was the appropriate discount rate as of December 31, 2004 to calculate the Company’s accrued benefit liability. Accordingly, the 5.75% discount rate will also be used to determine the Company’s 2005 pension expense. At December 31, 2003, the discount rate was 6.25%.

The Company determines the long-term rate of return assumption for the pension plan’s asset portfolio based on analysis of the portfolio’s historical rates of return balanced with future long-term return expectations. Based on its long-term outlook with respect to the markets, the Company maintained its long-term rate of return assumption at 8.50% as of December 31, 2004.

To illustrate the impact of these assumptions on annual pension expense for 2005 and going forward, a 25 basis point change in the discount rate will increase/decrease pension expense by approximately $13 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $6.

Contingencies

Management follows the requirements of SFAS No. 5 “Accounting for Contingencies”. This statement requires management to evaluate each contingent matter separately. A loss is recorded if estimable and probable. Management establishes reserves for these contingencies at its “best estimate”, or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses. The majority of contingencies currently being evaluated by the Company relate to litigation matters, which are inherently difficult to evaluate and subject to significant changes.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	2004	2003	2002

Earned premiums	$13,566	$11,891	$10,811
Fee income	3,252	2,760	2,577
Net investment income	5,162	3,233	2,929
Other revenues	437	556	476
Net realized capital gains (losses)	276	293	(376)

Total revenues	22,693	18,733	16,417

Benefits, claims and claim adjustment expenses	13,640	13,548	10,034
Amortization of deferred policy acquisition costs and present value of future profits	2,828	2,411	2,241
Insurance operating costs and expenses	2,776	2,314	2,220
Interest expense	251	271	265
Other expenses	675	739	589

Total benefits, claims and expenses	20,170	19,283	15,349

Income (loss) before income taxes and cumulative effect of accounting change	2,523	(550)	1,068
Income tax expense (benefit)	385	(459)	68

Income (loss) before cumulative effect of accounting change	2,138	(91)	1,000
Cumulative effect of accounting change, net of tax [1]	(23)	—	—

Net income (loss)	$2,115	$(91)	$1,000

[1] Represents the cumulative impact of the Company’s adoption of SOP 03-1.

Net Income (Loss) by Operation and Life Segment

Life
Retail Products Group	$526	$430	$356
Institutional Solutions Group	124	83	108
Individual Life	153	145	133
Group Benefits	229	148	128
Other [1]	350	39	(95)

Total Life	1,382	845	630

Total Property & Casualty [1]	910	(745)	543
Corporate	(177)	(191)	(173)

Net income (loss)	$2,115	$(91)	$1,000

[1] For the year ended December 31, 2004, Life includes a $190 tax benefit recorded in its Other category and Property & Casualty includes a $26 tax benefit, which relate to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this benefit, see Note 12 of Notes to Consolidated Financial Statements.

Underwriting Results by Property & Casualty Segment

Business Insurance	$360	$158	$94
Personal Lines	138	130	(31)
Specialty Commercial	(53)	10	6
Other Operations [1]	(448)	(2,840)	(220)

[1] Includes $2,604 of before-tax net asbestos reserve strengthening in 2003.

Operating Results

2004 Compared to 2003 - Net income for the year ended December 31, 2004 increased $2.2 billion, compared to the prior year which reflected a $1.7 billion after-tax charge to strengthen net asbestos reserves based on a ground up study. Also contributing to the increase was a $216 tax benefit, of which $190 was recorded in Life and $26 was recorded in Property & Casualty, primarily consisting of the benefit related to the separate account dividends-received deduction (“DRD”) and interest. For further discussion, see Note 12 of Notes to Consolidated Financial Statements. Also contributing to the change in net income was growth in all of Life’s segments and improved underwriting results in the Business Insurance segment. Offsetting these increases were increased Property & Casualty catastrophe losses, primarily related to hurricanes Charley, Frances, Ivan and Jeanne.

Revenues for the year ended December 31, 2004 increased $4.0 billion over the comparable 2003 period. The primary contributors to this increase were higher earned premiums in the Group Benefits, Business Insurance, Personal Lines and Specialty Commercial segments; increased fee income in the Retail Products Group segment; and an increase in net investment income. The increase in earned premiums for Group Benefits was driven by primarily the CNA acquisition, sales growth and favorable persistency. The increase in earned premiums in the Business Insurance, Personal Lines and Specialty Commercial segments was due to earned pricing increases and growth in new business premiums out pacing non-renewals for Personal Lines and Business Insurance. The increase in fee income for Retail Products resulted from an increase in variable annuity average account values. The increase in net investment income was due primarily to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), which resulted in $1.6 billion of net investment income.

2003 Compared to 2002 — Revenues for the year ended December 31, 2003 increased $2.3 billion over the comparable 2002 period. Revenues increased due to earned premium growth within the Business Insurance, Specialty Commercial and Personal Lines segments, primarily as a result of earned pricing increases, higher earned premiums and net investment income in the Retail Products segment and net realized capital gains in 2003 as compared to net realized capital losses in 2002.

Total benefits, claims and expenses increased $3.9 billion for the year ended December 31, 2003 over the comparable prior year period primarily due to the Company’s $2.6 billion asbestos reserve strengthening during the first quarter of 2003 and due to increases in the Retail Products segment associated with the growth in the individual annuity and institutional investments businesses.

The net loss for the year ended December 31, 2003 was primarily due to the Company’s first quarter 2003 asbestos reserve strengthening of $1.7 billion, after-tax. Included in net loss for the year ended December 31, 2003 are $40 of after-tax expense related to the settlement of litigation with Bancorp Services, LLC (“Bancorp”) and $27 of severance charges, after-tax, in Property & Casualty. Included in net income for the year ended December 31, 2002 are the $8 after-tax benefit recognized by Hartford Life, Inc. (“HLI”) related to the reduction of HLI’s reserves associated with September 11 and $11 of after-tax expense related to litigation with Bancorp.

Net Realized Capital Gains and Losses

See “Investment Results” in the Investments section.

Income Taxes

The effective tax rate for 2004, 2003 and 2002 was 15%, 83% and 6%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets, the dividends-received deduction, the tax benefit associated with the settlement of the 1998-2001 IRS audit in 2004 and the tax benefit associated with the settlement of the 1996-1997 IRS audit in 2002. Income taxes paid (received) in 2004, 2003 and 2002 were $32, ($107) and ($102) respectively. For additional information, see Note 13 of Notes to Consolidated Financial Statements.

Per Common Share

The following table represents earnings per common share data for the past three years:

	2004	2003	2002

Basic earnings (loss) per share	$7.24	$(0.33)	$4.01
Diluted earnings (loss) per share [1]	$7.12	$(0.33)	$3.97
Weighted average common shares outstanding (basic)	292.3	272.4	249.4
Weighted average common shares outstanding and dilutive potential common shares (diluted) [1]	297.0	272.4	251.8

[1]	As a result of the net loss for the year ended December 31, 2003, SFAS No. 128, “Earnings Per Share”, requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

LIFE

Executive Overview

The Company provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services and other institutional products; individual and corporate owned life insurance; and, group benefit products, such as group life and group disability insurance.

The Company derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) net investment income on general account assets; (c) fully insured premiums; and (d) certain other fees. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life, and group disability and individual term insurance products.

The Company’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of the deferred policy acquisition costs, expenses related to the selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.

The Company’s profitability in its variable annuity, mutual fund and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return on the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, for instance, variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions of mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Thus, a prolonged downturn in the financial markets could reduce revenues and potentially raise the possibility of a charge against deferred policy acquisition costs.

The profitability of the Company’s fixed annuities and other spread based products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.

The Company’s profitability in its individual life insurance and group benefits businesses depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, actual mortality and morbidity experience, and the efficiency of its claims and expense management.

Performance Measures

Fee Income

Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis from the contract holder’s account. For individual life insurance products, fees are contractually defined percentages based on levels of insurance, age, premiums and deposits collected and contractholder account value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows or net sales and unfavorable equity market performance will reduce fee income generated from investment type contracts.

	For years ended
Product/Key Indicator Information	2004	2003	2002

United States Variable Annuities
Account value at December 31,	$99,617	$86,501	$64,343
Net flows	5,471	7,709	2,127
Change in market value	7,645	14,449	(12,365)

Retail Mutual Funds
Assets under management at December 31,	$25,240	$20,301	$14,079
Net sales	2,505	2,155	1,951
Change in market value	2,522	4,142	(3,232)

Individual Life Insurance
Variable universal life account value at December 31,	$5,356	$4,725	$3,648
Total life insurance inforce	139,889	130,798	126,680

S&P500 Index
Year end closing value	1,212	1,112	880
Daily average value	1,131	965	995

Net Investment Income and Interest Credited

Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. In addition, insurance type contracts such as those sold by the Group Benefits segment collect premiums (discussed below) for protection from losses specified in the particular insurance contract. These deposits and premiums together comprise the majority of the assets of the general account that are invested to generate investment income for the Company. The investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract. As discussed in the overview, the amount of investment income earned in excess of the interest credited to the contract holder is the spread income earned by the Company. For insurance type contracts, net investment income earned during the time that premiums are invested prior to paying claims and expenses supports the profitability of these products.

	For the Years Ended
	2004	2003	2002

Net Investment Income
Retail Products Group segment	$1,077	$494	$368
Institutional Solutions Group segment	1,061	995	977
Individual Life segment	302	256	262
Group Benefits segment	375	264	258
Other	1,079	32	(16)

Total net investment income	$3,894	$2,041	$1,849

Interest Credited on General Account Assets

Retail Products Group segment	$880	$325	$256
Institutional Solutions Group segment	587	566	547
Individual Life segment	216	192	196
Other	798	—	—

Total interest credited on general account assets	$2,481	$1,083	$999

The significant increase in net investment income and interest credited in the Retail Products Group segment and Other and, to a lesser extent Individual Life segment was largely the result of the adoption of SOP 03-1. The adoption of SOP 03-1 resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and interest credited. The increase in net investment income for the Group Benefits segment was primarily due to the acquisition of the group benefits business of CNA at December 31, 2003.

Premiums

As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policy holder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefits, typically January 1 or July 1. Persistency is a measure of business retention during a renewal period.

	For the Years Ended
Group Benefits Segment	2004	2003	2002

Total premiums and other considerations	$3,652	$2,362	$2,327
Fully insured ongoing sales	632	507	597

Persistency [1]	88%	81%	83%

[1]	The persistency rate represents the employer group life and disability business, which accounts for 65-70% of inforce premiums, excluding the CNA acquisition. For comparability purposes, the 2004 persistency rate excludes the CNA acquisition.

The significant increase in premiums for the Group Benefits segment in 2004 compared to 2003 is the result of the earned premium growth as the result of the CNA acquisition as well as in the pre-acquisition Group Benefits business. The increase in earned premiums of the pre-acquisition Group Benefits business was driven by sales and favorable persistency.

Expenses

There are three major categories for expenses. The first major category of expenses is benefits and claims. These include the costs of mortality and morbidity, particularly in the group benefits, and mortality in the individual life businesses, as well as other contractholder benefits to policyholders. In addition, traditional insurance type products generally use a loss ratio which is expressed as the amount of benefits incurred during a particular period divided by total premiums and other considerations, as a key indicator of underwriting performance. Since the Group Benefits segment occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the business as buyouts may distort the loss ratio.

The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization. The individual annuity business within the Retail Products Group segment accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	For the Years Ended
	2004		2003		2002

Retail Products Group Segment
Insurance expenses, net of deferrals	$742		$602		$568
Expense ratio (individual annuity business)	18.3	bps	22.0	bps	24.5	bps
DAC amortization ratio (individual annuity)	50.8%		49.6%		47.0%

Individual Life Segment

Death benefits	$245		$224		$232
Insurance expenses, net of deferrals	$164		$161		$159

Group Benefits Segment

Total benefits and claims	$2,703		$1,862		$1,878
Loss ratio (excluding buyout premiums)	74.0%		78.5%		80.6%
Insurance expenses, net of deferrals	$989		$553		$524
Expense ratio	27.7%		24.6%		23.4%

The increase in the expense ratio for the Group Benefits segment in 2004 compared to 2003 is the result of the CNA Acquisition. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment and this business typically has lower expected loss ratios and higher expected commission ratios than other products within the business.

Profitability

Management evaluates the rates of return various businesses can provide as a way of determining where additional capital is invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after tax margin is a key indicator of overall profitability.

Ratios	2004		2003		2002

Retail Products Group Segment — Individual annuity return on assets	44.8	bps	45.9	bps	41.8	bps
Group Benefits Segment — After tax margin	6.3%		6.4%		5.5%

Operating Summary	2004	2003	2002

Fee income	$3,245	$2,760	$2,577
Earned premiums	4,072	3,086	2,697
Net investment income [1]	3,894	2,041	1,849
Other revenues	—	131	120
Net realized capital gains (losses)	149	40	(308)

Total revenues	11,360	8,058	6,935

Benefits, claims and claim adjustment expenses [1]	6,630	4,616	4,158
Insurance operating costs and expenses	2,133	1,535	1,438
Amortization of deferred policy acquisition costs and present value of future profits	978	769	628
Other expenses	12	72	32

Total benefits, claims and expenses	9,753	6,992	6,256

Income before income taxes and cumulative effect of accounting change	1,607	1,066	679
Income tax expense	202	221	49

Income before cumulative effect of accounting change	1,405	845	630
Cumulative effect of accounting change, net of tax [2]	(23)	—	—

Net income	$1,382	$845	$630

[1]	With the adoption of SOP 03-1, certain annuity and individual life products were required to be accounted for in the general account. This change in accounting resulted in an increase of $1,637 in net investment income, an increase of $1,387 in benefits, claims and claim adjustment expenses and a decrease of $131 in other revenues for the year ended December 31, 2004, respectively.

[2]	For the years ended December 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Life changed its reportable operating segments in 2004 from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. Life also includes, in an Other category, its international operations, which are primarily located in Japan and Brazil; net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

2004 Compared to 2003 — Life’s net income increased due primarily to business growth in virtually all lines of business as discussed below, a lower effective income tax rate, and higher net realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) During the third quarter of 2004, the Internal Revenue Service completed its examination of the 1998-2001 tax years. (For further discussion see Note 12 of Notes to Consolidated Financial Statements under Tax Matters). Life recorded in the third quarter of 2004 a tax benefit of $190, consisting primarily of a change in estimate of the dividends-received deduction (“DRD”) tax benefit reported during 2003 and prior years and interest, and changed the estimate of the after-tax benefit for the DRD benefit related to the 2004 tax year.

Net income in the Retail segment increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. Partially offsetting the increase in the Retail segment was lower spread income on market value adjusted (“MVA”) fixed annuities due to the adoption of SOP 03-1. Net income in the Group Benefits segment increased due primarily to increased earned premiums and net investment income growth, primarily resulting from the Company’s acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation (“CNA Acquisition”). In addition, the Group Benefits segment was impacted by favorable persistency in most businesses and lower benefit costs in the group life line. Net income in the Institutional segment was higher as a result of a decrease in other expenses related to private placement life insurance business compared to the respective prior year period. The decrease in other expenses for the current year is attributed to a $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp Services, LLC (“Bancorp”) litigation. Additionally, net income was higher for Individual Life and the international operations. The increase in Individual Life earnings was primarily driven by improved net investment spread income including the effects of prepayments and growth in account values and life insurance in force. Net income for the international operations, which is included in the other category, increased over the prior year primarily driven by the increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $14.7 billion at December 31, 2004 from $6.2 billion at December 31, 2003. During 2004, the Company introduced market value adjusted fixed annuity products to provide a diversified product portfolio to customers in Japan.

The effective tax rate was 13% for Life operations for the current year as compared to an effective tax rate of 21% for Life operations for the respective prior year period. The lower effective tax rate was attributed to tax related items, as discussed above, of $190 and a 2004 tax year DRD benefit of $132, as compared to tax related items of $30 and a 2003 tax year DRD benefit of $87 reported for the years ended December 31, 2004 and 2003, respectively. Slightly offsetting the positive earnings drivers for the year ended December 31, 2004 was the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. The adoption of SOP 03-1 also resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of SOP 03-1 resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company’s adoption of SOP 03-1, see Note 1 of Notes to Consolidated Financial Statements).

2003 Compared to 2002 — Net income increased for the year ended December 31, 2003 due primarily to the growth in the Retail segment and a decrease in net realized capital losses compared to 2002. The earnings growth in the Retail segment is due to an increase in fee income and net investment income. Fee income in the Retail segment was higher in 2003 compared to 2002, as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales as well as market appreciation. Net investment income in Retail increased due to higher general account assets in the individual annuity business. Also contributing to the net income growth was higher earnings in Group Benefits, primarily due to increases in earned premiums and favorable claims. Additionally, Individual Life experienced earnings growth due to increases in fees and cost of insurance as life insurance in-force grew and aged, and variable universal life account values increased 30% due primarily to the growth in the equity markets and favorable mortality. Partially offsetting these increases was a decrease in Institutional net income for the year ended December 31, 2003, as compared to the prior year period. This decrease is attributed to a $40 after-tax charge, recorded in the third quarter of 2003 associated with the settlement of the Bancorp litigation. In addition, there was an $8 after-tax benefit recorded in the first quarter of 2002 related to favorable development on the Company’s estimated September 11 exposure.

The effective tax rate increased in 2003 when compared with 2002 as a result of higher earnings and lower DRD related tax items. The tax provision recorded during 2003 reflects a benefit of $30, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. This compares with a tax benefit of $76 recorded in 2002. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $87 as compared to $63 for the year ended December 31, 2002.

Outlook

In 2004, the Company experienced record earnings driven by strong growth in assets under management, favorable premium growth and loss ratios in Group Benefits, strong expense management, and a DRD tax benefit related to prior years of $190. Due to gains in the equity markets and positive net flows, assets under management grew 18%, resulting in increased fee income earned on those assets. The growth and profitability of the Company in the future is dependent to a large degree on the performance of the equity markets as well as each segment’s ability to attract new customers and attract and retain assets under management. Please refer to each segment’s results for outlooks on specific segments and products. Also contributing to the Company’s performance in 2004 was increased earnings in the Other category, which was primarily the result of the growth in assets under management in the international operations. This growth was driven by record sales of $7.8 billion and positive net flows in Japan, which combined with gains in the equity market increased assets under management to $14.7 billion at December 31, 2004 from $6.2 billion at December 31, 2003. Although the Company’s international operations experienced significant growth during 2004, Japanese regulations combined with competition could adversely affect the Company’s ability to exceed or sustain the level of new sales and net flows attained in 2004.

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

RETAIL PRODUCTS GROUP

Operating Summary	2004	2003	2002

Fee income and other	$2,098	$1,703	$1,591
Earned premiums	7	(31)	(24)
Net investment income	1,077	494	368
Net realized capital gains	—	21	7

Total revenues	3,182	2,187	1,942

Benefits, claims and claim adjustment expenses	1,120	568	486
Insurance operating costs and other expenses	742	602	568
Amortization of deferred policy acquisition costs and present value of future profits	661	509	436

Total benefits, claims and expenses	2,523	1,679	1,490

Income before income taxes and cumulative effect of accounting change	659	508	452
Income tax expense	114	78	96

Income before cumulative effect of accounting change	545	430	356
Cumulative effect of accounting change, net of tax [1]	(19)	—	—

Net income	$526	$430	$356

Assets Under Management	2004	2003	2002

Individual variable annuity account values	$99,617	$86,501	$64,343
Individual fixed annuity and other account values	11,384	11,215	10,565
Other retail products account values	6,713	4,654	2,972

Total account values [2]	117,714	102,370	77,880

Retail mutual fund assets under management	25,240	20,301	14,079
Other mutual fund assets under management	1,396	953	480

Total mutual fund assets under management	26,636	21,254	14,559

Total assets under management	$144,350	$123,624	$92,439

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholders balances for investment contracts and reserve for future policy benefits for insurance contracts.

The Retail Products Group segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.

2004 Compared to 2003 — Net income increased for the year ended December 31, 2004, principally driven by higher fee income from double digit growth in the assets under management in virtually all businesses of the segment and strong expense management. Fee income generated by the variable annuity operation increased, as average account values were higher in the current year compared to the respective prior year periods. The increase in average account values can be attributed to market appreciation of $7.6 billion and net flows of $5.5 billion during 2004. Another contributing factor to the increase in fee income was the increase in assets under management in the mutual fund and 401(k) businesses. Retail mutual fund assets under management increased 24% principally due to net sales and market appreciation of $2.5 billion each during 2004. In addition, 401(k) assets under management grew 40% to $7.3 billion as a result of favorable net flows and market conditions.

Partially offsetting the positive earnings drivers discussed above were higher DAC amortization costs, lower income from the fixed annuity business and the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. DAC amortization was higher in the current year as compared to the prior year due to higher subsequent deposit activity, primarily in individual annuity. The decrease in net income in the fixed annuity business in 2004 compared to 2003 was principally due to lower investment spread from the market value adjusted (“MVA”) product. With the adoption of SOP 03-1, the Company includes the investment return from the fixed annuity product in net investment income and includes interest credited to contract holders in the benefits, claims and expenses line on the income statement rather than reporting the net spread in fee income and other. Additionally, income tax expense was higher for the current year due primarily to higher income earned by the segment. This increase was largely offset by a higher DRD tax benefit of $115 related to the 2004 tax year reported for the year ended December 31, 2004, as discussed above, as compared to the DRD tax benefit of $79 related to the 2003 tax year reported in the comparable prior year period.

2003 Compared to 2002 — Net income was higher driven by an increase in revenues in the individual annuity and other retail product operations as a result of the strong net flows and growth in the equity markets during 2003 and strong expense management. Net income increased due to an increase in fee income in Retail. Fee income in Retail was higher in 2003 compared to 2002, as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year. Net investment income increased due to higher general account assets. General account assets for the individual annuity business were $9.4 billion as of December 31, 2003, an increase of approximately $800 or 9% from 2002, due primarily to an increase in individual annuity sales, with the majority of those new sales electing to use the dollar cost averaging (“DCA”) feature. The DCA feature allows policyholders to earn a credited interest rate in the general account for a defined period of time as their invested assets are systematically invested into the separate account funds. Additionally, there was increased interest credited in the individual annuity operation as a result of higher general account asset levels and an increase in amortization of deferred policy acquisition costs related to the individual annuity business due to higher gross profits.

In addition, net income increased in 2003 compared to 2002 due to the favorable impact of $19, resulting from the Company’s previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $79 as compared to $59 for the year ended December 31, 2002.

Outlook

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Individual annuity sales in 2004 were $15.7 billion (a 5% decrease) compared to $16.5 billion in 2003, and 401(k) products experienced an increase of 37% in sales in 2004 compared to 2003.

Significantly contributing to the Company’s variable annuity sales during 2004 and 2003 was Principal First, a guaranteed minimum withdrawal benefit (“GMWB”) rider, which was developed in response to our customers’ needs. However, competition has increased substantially in this market with most major variable annuity writers now offering GMWB riders and as a result, the Company may not be able to sustain the level of sales attained in 2004. In an effort to meet diverse customer needs, in the fourth quarter of 2004 the Company introduced Principal First Preferred, a lower cost GMWB alternative to Principal First. The success of this new product will ultimately be based on customer acceptance. According to VARDS, the Company had 11.87% market share as of December 31, 2004 as compared to 12.6% at December 31, 2003. With the increased competition in the variable annuity market causing lower sales levels from the record level in 2003, combined with an aging block of business, net flows may decline from levels experienced in 2004. This will be largely dependent on the Company’s ability to retain contractholder’s account values as they reach the end of the surrender charge period of their contract. In addition, net flows in the Company’s fixed annuity block may be impacted by approximately $2 billion of contracts reaching renewal dates in 2005 at crediting rates significantly above those offered currently.

The growth and profitability of the individual annuity and mutual fund businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, the Company may experience stronger sales and higher net flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to the Company of individual annuities, such as guaranteed minimum death benefits (“GMDB”) and GMWB benefits. Conversely, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to the Company of GMDB and GMWB benefits associated with individual annuities. The Company attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies, such as hedging. Future net income for the Company will be affected by the effectiveness of the risk management strategies the Company has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread based products sold in the Retail segment, the future growth will depend on the ability to earn targeted returns on new business given competition, retention of account values in the fixed annuity business where the contract holder’s rate guarantee expires in the upcoming year, and the future interest rate environment.

INSTITUTIONAL SOLUTIONS GROUP

Operating Summary	2004	2003	2002

Fee income and other	$307	$308	$356
Earned premiums	471	795	421
Net investment income	1,061	995	977
Net realized capital gains	7	12	3

Total revenues	1,846	2,110	1,757

Benefits, claims and claim adjustment expenses	1,513	1,749	1,369
Amortization of deferred policy acquisition costs and present value of future profits	37	34	8
Insurance operating costs and expenses	127	212	224

Total benefits, claims and expenses	1,677	1,995	1,601

Income before income taxes and cumulative effect of accounting change	169	115	156
Income tax expense	44	32	48

Income before cumulative effect of accounting change	125	83	108
Cumulative effect of accounting change, net of tax [1]	(1)	—	—

Net income	$124	$83	$108

Assets Under Management	2004	2003	2002

Institutional account values	$14,599	$12,660	$9,738
Governmental account values	9,962	8,965	7,211

Private Placement Life Insurance account values
Variable products	22,498	20,993	19,674
Leveraged COLI	2,529	2,524	3,321

Total Private Placement Life Insurance account values [2]	25,027	23,517	22,995
Mutual fund assets under management	1,432	1,208	762

Total assets under management	$51,020	$46,350	$40,706

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts

The Institutional Solutions Group primarily offers customized wealth creation and financial protection for institutions, corporate and government employers and high net worth individuals through its three business units: Government, Institutional Investment Products (“IIP”) and private placement life insurance (“PPLI”) (formerly Corporate Owned Life Insurance or “COLI”).

2004 Compared to 2003 — Net income for the year ended December 31, 2004 increased primarily due to decreases in other expenses related to PPLI business compared to the prior year. The decrease in other expenses was primarily attributed to a $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp litigation. In addition, the governmental business contributed higher income for the current year. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the prior year coupled with improved spreads and expense management.

Partially offsetting increases in segment net income for the current year was lower income from the IIP and PPLI businesses, excluding the settlement of the Bancorp litigation. For a discussion of the Bancorp litigation, see Note 12 of Notes to Consolidated Financial Statements. The decrease in net income in the IIP was due primarily to lower spread income and slightly higher insurance operating costs for the year ended December 31, 2004 as compared to 2003. In addition, the IIP reported lower earnings for the current year compared to the prior year due to favorable mortality experience in 2003. PPLI also experienced lower earnings for the year ended December 31, 2004 as compared to 2003 due to lower average leveraged COLI account values.

Additionally, income tax expense was higher for the current year due primarily to decreases in other expenses related to the PPLI business, as discussed above. This increase in income tax expense was partially offset by a higher DRD tax benefit of $11 related to the 2004 tax year, as compared to the DRD tax benefit of $4 related to the 2003 tax year reported in the prior year period.

2003 Compared to 2002 — Net income decreased in 2003 compared to 2002 principally as a result of lower income from the PPLI business due to an increase in other expenses. Other expenses increased due primarily to a $40 after-tax expense, related to the Bancorp litigation expense recorded in 2003 compared with the $11 after-tax expense recorded in 2002.

Excluding the expenses associated with the Bancorp litigation, net income increased $4 or 9%, primarily due to higher income in the institutional investment products business as a result of favorable mortality experience and growth in average assets over the last twelve months. General account assets under management related to the IIP increased 32% since December 31, 2002, to $9.9 billion as of December 31, 2003. The increase in general account assets was primarily due to higher net flows and market appreciation related to institutional annuities and structured settlement products. Partially offsetting the increase in earnings in the IIP was lower PPLI income due to the decline in leveraged COLI account values as a result of surrender activity and lower sales volume of PPLI products in 2003 as compared to the prior year. In addition, amortization of deferred policy acquisition costs increased as a result of higher sales in the institutional investment products business.

Outlook

The future net income of this segment will depend on the Company’s ability to increase assets under management and maintain its investment spread earnings on the majority of the products sold in largely the IIP and Government businesses. These markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2004. In 2004, IIP introduced the Hartford Income Notes, a new funding agreement backed product that provides the Company with opportunity for future growth. This product provides access to both a multi-billion-dollar retail market, and a nearly trillion dollar institutional market. These markets are very competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The leveraged COLI business, while in run-off, has been an important contributor to PPLI’s profitability in recent years and will continue to contribute to the profitability of the Company albeit at lower levels. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.

INDIVIDUAL LIFE

Operating Summary	2004	2003	2002

Fee income and other	$767	$747	$705
Earned premiums	(21)	(20)	(8)
Net investment income	302	256	262
Net realized capital losses	—	(1)	(1)

Total revenues	1,048	982	958

Benefits, claims and claim adjustment expenses	480	436	443
Amortization of deferred policy acquisition costs and present value of future profits	180	176	160
Insurance operating costs and other expenses	164	161	159

Total benefits, claims and expenses	824	773	762

Income before income taxes and cumulative effect of accounting change	224	209	196
Income tax expense	70	64	63

Income before cumulative effect of accounting change	154	145	133
Cumulative effect of accounting change, net of tax [1]	(1)	—	—

Net income	$153	$145	$133

Account Value
Variable universal life account values	$5,356	$4,725	3,648
Universal life/interest sensitive whole life	3,402	3,259	3,139
Modified guaranteed life and other	729	742	770

Total account values	$9,487	$8,726	$7,557

Life Insurance Inforce

Variable universal life insurance inforce	$69,089	$67,031	66,715
Universal life/interest sensitive whole life	39,109	38,320	38,457
Modified guaranteed life and other	31,691	25,447	21,508

Total life insurance inforce	$139,889	$130,798	126,680

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.

2004 Compared to 2003 — Net income in the Individual Life segment increased for the year ended December 31, 2004 as compared to the prior year, primarily driven by business growth and improved investment spreads. Account values and inforce grew 9% and 7% from 2003 to 2004. Net investment income increased for the current year as compared to the prior year primarily due to the adoption of SOP 03-1, growth in general account values and prepayments on bonds. The adoption of SOP 03-1 also resulted in increases in benefits, claims and claim adjustment expenses and a decrease to fee income and other for the year ended December 31, 2004 as compared to the prior year period for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product. Fee income increased primarily due to increased cost of insurance charges as life insurance inforce grew and aged and variable universal life account values increased driven by favorable equity markets and new sales. The increase in benefits, claims and claim adjustment expenses was primarily due to the absence in 2004 of the unusually favorable mortality experienced in 2003, along with continued growth and aging of the inforce. Business growth resulted in increased insurance operating costs and expenses for the year compared to prior year. Additionally, income tax expense was higher for the year ended December 31, 2004 due primarily to earnings growth, as discussed above. Income tax expense includes a DRD tax benefit of $5 related to the 2004 tax year, whereas, income tax expense for 2003 includes a total DRD tax benefit of $6.

2003 Compared to 2002 — Net income increased due to increases in fee income. Fees increased primarily due to increased cost of insurance charges as life insurance inforce grew and aged, and variable universal life account values increased 30%, driven by the growth in the equity markets in 2003. Also contributing to the increase in net income was a decrease in benefit costs in 2003 as compared to 2002 due to favorable mortality rates compared to the prior year. Additionally, net income for the year ended December 31, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company’s previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $4 as compared to $3 for the year ended December 31, 2002.

Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased use of reinsurance. The decrease in net investment income was due primarily to lower investment yields.

Outlook

Individual Life sales grew to $233 in 2004 from $196 in 2003 with renewed customer interest in variable universal life products and the successful introduction of new universal life and variable universal life products. Variable universal life sales and account values remain sensitive to equity market levels and returns. The Company also continues to introduce new and enhanced products, which are expected to increase new sales. The Company continues to pursue broader and deeper distribution opportunities to increase sales. However, the Company continues to face uncertainty surrounding estate tax legislation, aggressive competition from life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment regarding reserving practices for universal life products with no-lapse guarantees.

GROUP BENEFITS

Operating Summary	2004	2003	2002

Earned premiums and other	$3,652	$2,362	$2,327
Net investment income	375	264	258
Net realized capital gains (losses)	1	(2)	(3)

Total revenues	4,028	2,624	2,582

Benefits, claims and claim adjustment expenses	2,703	1,862	1,878
Amortization of deferred policy acquisition costs	23	18	17
Insurance operating costs and other expenses	989	553	524

Total benefits, claims and expenses	3,715	2,433	2,419

Income before income taxes	313	191	163
Income tax expense	84	43	35
Net income	$229	$148	$128

Earned Premiums and Other

Fully insured — ongoing premiums	$3,611	$2,302	$2,295
Buyout premiums	4	40	13
Other	37	20	19

Earned premiums and other total	$3,652	$2,362	$2,327

The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, employee assistance programs, travel assistance, group retiree health, and medical stop loss. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.

2004 Compared to 2003 — Net income increased for the year ended December 31, 2004 as compared to the prior year due to earned premium growth and net investment income growth as the result of the CNA Acquisition. The increase in earned premiums was driven by sales (excluding buyouts) of $632 for the current year, representing an increase of 25% over sales reported in the prior year, and favorable persistency. Although benefits, claims and claim adjustment expenses increased, the segment’s loss ratio was 74% for the current year as compared to 79% for the prior year, which contributed favorably to net income. The loss ratio for the year was the result of improved mortality and morbidity experience as well as a change in mix of business (discussed below) that results in a lower loss ratio and higher expense ratio. Partially offsetting these favorable items for current year as compared to the prior year were higher commissions due to higher sales and premiums previously discussed. Additionally, operating costs increased due to the growth in the segment and the CNA Acquisition. Consistent with the increase in operating costs, the segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 28% for the year ended December 31, 2004, respectively, from 25% for prior year. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment. This business typically has lower expected loss ratios and higher expected commission ratios than other products within the business.

2003 Compared to 2002 — Net income increased primarily due to increases in earned premiums and favorable claims experience. Premium growth was not as high as anticipated however due to lower sales to new customers in 2003 and lower persistency on renewals reflecting a competitive marketplace. However, the segment reported an increase in total buyout premiums. Buyouts involve the acquisition of claim liabilities from another carrier for a purchase price calculated to cover the run off of those liabilities plus administration expenses and profit. Due to the nature of the buyout marketplace, the predictability of buyout premiums is uncertain. Although, total benefits, claims and expenses increased for the year ended December 31, 2003, total benefits, claims and expenses excluding buyouts decreased $43, or 2%, over the same period. The segment’s loss ratio was 79%, down from 81% in 2002. Partially offsetting these factors that contributed to the increased net income was an increase in insurance operating costs and other expenses due to the premium growth previously described and continued investments in technology, service and distribution. The segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) was 25%, increasing slightly from 23% in 2002.

Outlook

Following the majority of the integration effort of the acquired group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation, the Company anticipates the increased scale of the group life and disability operations and the expanded distribution network for its products and services will generate low double digit sales growth in 2005. Sales, however, may be negatively affected by the competitive pricing environment in the marketplace. Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines. The two significant factors in evaluating this business are the loss ratio and the expense ratio. Based on historical experience trends and variability in the Group Benefits business, management expects the loss ratio in future periods to be in the range of 73% to 76% and the expense ratio to be in the range of 27% to 29%.

Despite the current market conditions, including low interest rates, rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Group Benefits segment continues to leverage off of its strength in claim practices risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Group Benefits segment’s products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for our products and services.

PROPERTY & CASUALTY

Executive Overview

Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the first quarter of 2004, Property & Casualty had also included the domestic assumed reinsurance business of HartRe. With the discontinuance of writing new assumed domestic reinsurance, HartRe assumed reinsurance is now fully included in the Other Operations segment for all periods presented.

Property & Casualty provides a number of coverages, as well as insurance related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, agriculture, bond, professional liability and directors and officers’ liability coverages. Property & Casualty also provides automobile, homeowners and home-based business coverage to individuals throughout the United States as well as insurance-related services to businesses.

Property & Casualty derives its revenues principally from premiums earned for insurance coverages provided to insureds, investment income, and, to a lesser extent, from fees earned for services provided to third parties and net realized capital gains and losses. Premiums charged for insurance coverages are earned principally on a pro rata basis over the terms of the related policies in force.

Service fees principally include revenues from third party claims administration services provided by Specialty Risk Services and revenues from member contact center services provided through AARP’s Health Care Options program.

Property & Casualty underwriting segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent earned premiums less incurred claims, claim adjustment expenses and underwriting expenses. Underwriting results are influenced significantly by premium growth and the adequacy of the Company’s pricing. Property & Casualty seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, Property & Casualty is required to obtain approval for its premium rates from state insurance departments.

Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, and expectations about regulatory and legal developments and expense levels.

Underwriting profitability over time is also greatly influenced by the Company’s underwriting discipline which seeks to manage exposure to loss through favorable risk selection and diversification and by its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses.

In setting its pricing, Property & Casualty assumes an expected level of losses from natural or man-made catastrophes that will cover the Company’s exposure to catastrophes over the long-term. In most years, however, Property & Casualty’s actual losses from catastrophes will be significantly more or less than that assumed in its pricing due to the significant volatility of catastrophe losses.

ISO defines a catastrophe loss as an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

Given the lag in the period from when claims are incurred to when they are reported and paid, final claim settlements may vary from current estimates of incurred losses and loss expenses, particularly when those payments may not occur until well into the future. Reserves for lines of business with a longer lag (or “tail”) in reporting are more difficult to estimate. Reserve estimates for longer tail lines are initially set based on loss and loss expense ratio assumptions estimated when the business was priced and are adjusted as the paid and reported claims develop, indicating that the ultimate loss and loss expense ratio will differ from the initial assumptions. Adjustments to previously established loss and loss expense reserves, if any, are reflected in underwriting results in the period in which the adjustment is determined to be necessary.

Through its Other Operations segment, Property & Casualty is responsible for managing operations of The Hartford that have discontinued writing new or renewal business as well as managing the claims related to asbestos and environmental exposures. As such, the underwriting loss in Other Operations is principally related to claim and claim adjustment expense development.

The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. The following tables and the segment discussions for the years ended December 31, 2004, 2003 and 2002 include various premium measures and underwriting ratios. Management believes that these measures and ratios are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the individual Property & Casualty segments and net income for the Property & Casualty business as a whole and may not be comparable to other performance measures used by the Company’s competitors.

The Company aims to achieve both growth and profitability in the Business Insurance and Personal Lines businesses and, therefore, key performance indicators for these two segments include both growth and profitability measures. Specialty Commercial, however, is comprised of transactional businesses where premium writings may fluctuate based on perceived market opportunity. As such, the key performance indicators do not include a growth objective for Specialty Commercial. The number of policies in force is a growth measure used for Personal Lines only.

Ongoing Operations Premium Growth Measures and Ratios:	2004	2003	2002
Polices in Force as of year-end
Personal Lines Automobile	2,166,922	2,058,825	2,081,208
Personal Lines Homeowners	1,348,573	1,319,629	1,339,914

Written Price Increase (Decrease)
Business Insurance	2%	9%	17%
Personal Lines Automobile	3%	10%	8%
Personal Lines Homeowners	9%	14%	13%

Premium Renewal Retention
Business Insurance	85%	87%	89%
Personal Lines Automobile	89%	91%	88%
Personal Lines Homeowners	100%	101%	99%

New Business % to Net Written Premium
Business Insurance	25%	26%	26%
Personal Lines Automobile	18%	15%	17%
Personal Lines Homeowners	13%	10%	11%

Policies in force as of year end:

Policies in force represent the number of policies with coverage in effect as of the end of the period. In both automobile and homeowners, the policy in force count in 2004 has increased as a result of the new Dimensions class plan rolled out in the latter part of 2003 and through the remainder of 2004. The increase is also attributable to continued growth in AARP business, reflecting growth in the size of the AARP target market and direct marketing programs to increase premium writings. The policy in force count is a reflection of both the increase in new business and strong policy renewal retention of prior year business. The Company expects the number of policies in force to continue to increase for both automobile and homeowners in 2005.

Written pricing increase (decrease):

Written pricing increase (decrease) over the comparable period of the prior year includes the impact of rate filings, the impact of changes in the value of the rating bases and individual risk pricing decisions. A number of factors impact written pricing increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Written pricing changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. In 2004, written pricing in both Business Insurance and Personal Lines continued to increase, but at a slower rate than in 2003. In 2005, the Company expects written pricing for Business Insurance to turn slightly negative and expects written pricing for Personal Lines to be slightly positive.

As one of the factors used to determine pricing, the Company’s practice is to first make an overall assumption about claim frequency and severity for a given line of business and then, as part of the ratemaking process, adjust the assumption as appropriate for the particular state, product or coverage. Claim frequency represents the percentage change in the average number of reported claims per unit of exposure in the current accident year compared to that of the previous accident year. Claim severity represents the percentage change in the estimated average cost per claim in the current accident year compared to that of the previous accident year.

Within Personal Lines auto, our overall assumption for the line of business is that frequency in the 2005 accident year will be generally flat and that severity will continue to increase. This represents a change in frequency from the recent past, where claim frequency had declined. Within Personal Lines homeowners, we expect frequency to decrease slightly, compared to a more significant decrease in recent years, and severity to continue to increase. Within Business Insurance, expectations are generally for frequency to be flat, although we expect frequency to continue to decline, albeit moderately, in workers’ compensation. As in Personal Lines, recent history in Business Insurance has shown more significant declines in frequency, so this assumption is an unfavorable change from recent years. Consistent with recent experience, severity within Business Insurance is expected to increase across all coverages. For long-tailed lines of business such as workers’ compensation and general liability, estimates of severity are subject to the same inherent uncertainty as estimates of loss reserves. Within the Specialty Commercial lines of business, the base assumptions for frequency and severity are similar to the assumptions for Business Insurance, but adjustments are made for the unique lines of business and for the individual risks or transactions being priced within Specialty Commercial.

Premium renewal retention:

Premium renewal retention represents the ratio of net written premium in the current period that is not derived from new business divided by total net written premium of the prior period. Accordingly, premium renewal retention includes the impact of written pricing increases (decreases) on renewed business. In addition to written pricing changes, the renewal retention rate is impacted by a number of other factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain lines of business or states. Premium renewal retention has decreased from 2002 to 2004 due largely to the effect of written pricing increases on renewals.

New business premium as a percentage of written premium:

New business as a percentage of written premium has remained relatively flat over 2003 and 2004 for Business Insurance and has increased for both Personal Lines automobile and homeowners. Personal Lines new business growth has been driven by rate increases filed in 2003 and 2004 and by the rollout of the Company’s new Dimensions automobile and homeowner’s class plan in 2004. The Company expects the percentage of new business premium to total net written premium to remain relatively steady in 2005 as it continues its growth initiatives in both Business Insurance and Personal Lines.

Underwriting Profitability Ratios and Measures	2004	2003	2002
Ongoing Operations ratios and measures:
Earned Price Increase (Decrease)
Business Insurance	5%	12%	11%
Personal Lines Automobile	5%	9%	6%
Personal Lines Homeowners	11%	14%	7%

Loss and loss adjustment expense ratio
Current year	69.2	68.8	68.2
Prior years [1]	0.1	0.5	1.7
Total loss and loss adjustment expense ratio	69.3	69.2	70.0

Expense ratio	25.9	26.8	28.3
Policyholder dividend ratio	0.1	0.4	0.8
Combined ratio	95.3	96.5	99.1
Catastrophe ratio [1]	2.2	3.1	1.4

Combined ratio before catastrophes and prior year development	89.7	92.8	96.1

Other Operations underwriting results	($448)	($2,840)	($220)

[1] Included in both the prior year loss and loss adjustment expense ratio and the catastrophe ratio is prior accident development on catastrophe losses, including, in 2004, the net reserve release of (3.1) points related to September 11.

Earned pricing increase (decrease):

Because the Company earns premiums over the 6 to 12 month term of the policies, earned pricing increases (decreases) lag written pricing increases (decreases) by 6 to 12 months. As of December 31, 2004, approximately 67% of Personal Lines Agency Auto policies in force were 6 month policies. Substantially all other policies in force for Property and Casualty at that date were 12 month policies. In 2004, earned pricing increases have moderated as written pricing increases over the prior 6 to 12 months have declined.

During 2004 and 2003, the Company’s Property & Casualty operations have experienced earned pricing increases in excess of loss cost increases for Business Insurance and Personal Lines. The Company expects that at some point over the next twelve months, loss costs increases may begin to outpace earned pricing increases, although the Company still expects to earn targeted returns in each of its businesses in 2005.

Loss and loss adjustment expense ratio:

The current year loss and loss adjustment expense ratio is a measure of the cost of claims incurred in the current accident year divided by earned premiums. The prior year loss and loss adjustment expense ratio represents the increase (decrease) in the estimated cost of settling claims incurred in prior accident years as recorded in the current calendar year divided by earned premiums. Among other factors, the loss and loss adjustment expense ratio needed for the Company to achieve its targeted return on equity fluctuates from year to year based on changes in the expected investment yield over the claim settlement period, the timing of expected claim settlements and the targeted returns set by management based on the competitive environment. While relatively flat from 2003, the 2004 current accident year loss and loss adjustment expense ratio is lower than anticipated at the time management set its pricing, principally because the change in the number of reported claims per unit of exposure (or “claim frequency”) for property losses has been lower than originally expected.

Management does not expect claim frequency for property coverages to continue to be as favorable in the future. In 2005, management expects the current accident year loss and loss adjustment expense ratio to increase modestly as earned pricing increases moderate. Management expects claim frequency to remain relatively flat and expects claim severity to increase as a result of inflation in claim settlement costs, driven principally by medical cost inflation, property value increases and other indemnity cost increases. Expected increases in total loss costs, however, are expected to be partially offset by reductions in loss adjustment expenses per claim.

Reserve estimates, including reserves for catastrophe claims, are inherently uncertain. While the Company believes its recorded reserves are established at a level to meet the ultimate cost of unpaid claims, reserve estimates may change in the future based on information or trends that are not currently known. See “Reserves” below for a discussion of prior accident year loss development and “Critical Accounting Estimates” for a discussion of current trends contributing to reserve uncertainty and the impact of changes in key assumptions on reserve volatility.

Expense ratio:

The expense ratio is the ratio of underwriting expenses, excluding bad debt expense, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other underwriting expenses and are amortized over the policy term. While changes in the expense ratio vary by segment, the overall expense ratio for Ongoing segments has decreased during the period from 2002 to 2004, principally due to the increase in earned premium and due to cost containment measures undertaken by management. In Business Insurance and Personal Lines, the expense ratio is expected to decrease further in 2005, largely as a result of expected increases in earned premium. In Specialty Commercial, the expense ratio is expected to increase slightly in 2005 due to changes in the business mix, most notably the Company’s decision in the fourth quarter of 2004 to exit the multi-peril crop insurance program which will eliminate significant expense reimbursements from the Specialty Commercial segment.

Policyholder dividend ratio:

The policyholder dividend ratio is the ratio of policyholder dividends to earned premium.

Combined ratio:

The combined ratio is the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expense for every $100 of earned premiums. A combined ratio below 100.0 demonstrates underwriting profit; a combined ratio above 100.0 demonstrates underwriting losses. The combined ratio has decreased from 2003 to 2004 primarily because of improvement in the expense ratio. The combined ratio in 2005 could be significantly higher or lower than the 2004 combined ratio depending on the level of catastrophe losses, but will also be impacted by changes in pricing and an expected moderation in favorable loss cost trends.

Catastrophe ratio:

The catastrophe ratio (a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses (net of reinsurance) to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. By their nature, catastrophe losses vary dramatically from year to year. Based on the mix and geographic dispersion of premium written and estimates derived from various catastrophe loss models, the Company’s expected catastrophe ratio over the long-term is 3.0 points. Before considering the reduction in Ongoing Operation’s catastrophe reserves related to September 11 of $298 in 2004, the catastrophe ratio in 2004 was 5.3 points. See “Risk Management Strategy” below for a discussion of the Company’s property catastrophe risk management program that serves to mitigate the Company’s net exposure to catastrophe losses.

Combined ratio before catastrophes and prior accident year development:

The combined ratio before catastrophes and prior accident year development represents the combined ratio for the current accident year, excluding the impact of catastrophes. The Company believes this ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development. Before considering catastrophes, the combined ratio related to current accident year business has improved from 2002 to 2004 principally due to earned pricing increases and favorable claim frequency.

Other Operations underwriting results:

The Other Operations segment is responsible for managing operations of The Hartford that have discontinued writing new or renewal business as well as managing the claims related to asbestos and environmental exposures. As such, neither earned premiums nor underwriting ratios are meaningful financial measures. Instead, management believes that underwriting result is a more meaningful measure. The net underwriting loss for 2002 through 2004 is primarily due to prior accident year loss development, including $2.6 billion of net asbestos reserve strengthening in 2003. Reserve estimates within Other Operations, including estimates for asbestos and environmental claims, are inherently uncertain. Refer to the Other Operations segment MD&A for further discussion of Other Operation’s underwriting results.

Total Property & Casualty Investment Earnings

	2004	2003	2002

Investment yield, after-tax	4.1%	4.2%	4.5%
Net realized capital gains (losses), after-tax	$87	$165	$(44)

The investment return, or yield, on Property & Casualty’s invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before loss and loss adjustment expenses are paid. For longer tail lines, such as workers’ compensation and general liability, claims are paid over several years and, therefore, the premiums received for these lines of business can generate significant investment income.

HIM determines the appropriate allocation of investments by asset class and measures the investment yield performance for each asset class against market indices or other benchmarks. Due to the emphasis on preservation of capital and the need to maintain sufficient liquidity to satisfy claim obligations, the vast majority of Property and Casualty’s invested assets have been held in fixed maturities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-

backed securities and asset-backed securities. As of both December 31, 2004 and 2003, approximately 96% of Property & Casualty’s invested assets were held in fixed maturities.

The Company’s actual investment yields are influenced primarily by, among other factors, changes in market interest rates, prepayments on mortgage-backed securities and the credit-worthiness of individual issuers. During 2005, management expects after-tax investment yields to decrease slightly as the before-tax rate on newly invested funds is expected to be 4.8% to 5.0% in 2005, compared to a before-tax investment yield of 5.4% in 2004.

When fixed maturity or equity investments are sold, net realized capital gains (losses) are realized. Individual securities may be sold for a variety of reasons, including a decision to change the Company’s asset allocation in response to market conditions and the need to liquidate funds to meet large claim settlements Accordingly, net realized capital gains (losses) for any particular period are not predictable and can vary significantly. Refer to the Investment section for further discussion of net investment income and net realized capital gains (losses).

Risk Management Strategy

The Hartford’s property and casualty operations have well-developed processes to manage catastrophic risk exposures to natural catastrophes, such as hurricanes and earthquakes, and other perils, such as terrorism. These processes involve establishing underwriting guidelines for both individual risks and in aggregate including individual policy limits and aggregate exposure limits by geographic zone and peril. The Company establishes exposure limits and actively monitors the risk exposures as a percent of Property and Casualty surplus. Generally the Company limits its exposure to natural catastrophes from a single 250-year event to less than 30% of property and casualty statutory surplus for losses prior to reinsurance and to less than 15% of property and casualty statutory surplus for losses net of reinsurance. In specifically identified locations, the Company manages aggregate terrorism exposures including exposures resulting from the Company’s Group Life operations. The aggregate terrorism exposure in these locations, as measured by specific loss scenarios, is generally limited to an amount equivalent to approximately 7% of the combined statutory surplus of the life and property and casualty operations. The Company monitors exposures monthly and employs both internally developed and externally purchased loss modeling tools.

The Hartford utilizes reinsurance to manage risk and transfer exposures to well-established and financially secure reinsurers. Reinsurance is used to manage aggregate exposures as well as specific risks based on accumulated property and casualty liabilities in certain geographic zones. All treaty purchases related to the Company’s property and casualty operations are administered by a centralized function to support a consistent strategy and ensure that the reinsurance activities are fully integrated into the organization’s risk management processes.

To minimize the potential credit risk resulting from the use of reinsurance, a centralized group evaluates the credit standing of potential reinsurers and establishes the Company’s schedule of approved reinsurers. The assessment process reviews reinsurers against a set of financial and management criteria and distinguishes between long-tail casualty and short-tail property business. A committee meets regularly to review activity with each reinsurer and affirm the schedule of approved reinsurers.

A variety of traditional reinsurance products are used in the development and execution of the risk management strategy. The risk transfer products used include excess of loss occurrence-based products that protect aggregate property and workers compensation exposures, and individual risk or quota share products, that protect specific classes or lines of business. There are currently no significant finite risk contracts in place and the current statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the facility provided by The Terrorism Risk Insurance Act of 2002 and other reinsurance programs relating to particular risks or specific lines of business.

The Hartford’s principal catastrophe reinsurance program provides coverage, on average, for 88% of the $695 of catastrophic property losses incurred from a single event in excess of a $125 retention. The exact amount and percentage of coverage varies by layer. In addition to the reinsurance protection provided by The Hartford’s principal catastrophe reinsurance program, in November 2004, the Company purchased two fully collateralized, four-year reinsurance coverages for losses sustained from qualifying hurricane and earthquake loss events. The Company purchased this reinsurance from Foundation Re, a Cayman Islands reinsurance company, which financed the provision of reinsurance through the issuance of $248 in catastrophe bonds to investors under two separate bond tranches. The first coverage provides reinsurance protection above the Company’s principal reinsurance program and covers losses arising from large hurricane loss events affecting the Gulf and Eastern Coast of the United States. The coverage reinsures 45% of $400 in losses in excess of an index loss trigger of $1.3 billion. The index trigger has an estimated probability of attachment of approximately 1-in-100 years. The second coverage purchased by the Company reinsures 90% of $75 in losses in excess of $125 in losses arising from qualifying hurricane and earthquake events. Qualifying hurricane and earthquake events are those which occur in the year following a large hurricane or earthquake event that has an estimated occurrence probability of 1-in-100 years.

The Terrorism Risk Insurance Act of 2002 established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General. Under the program, the federal government would pay 90% of covered losses after an insurer’s losses exceed 15% of the Company’s direct commercial earned premiums in 2004, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.

Presently, no material catastrophe reinsurance capacity exists for certified acts of terrorism, including those related to nuclear, biological, chemical or radiological attack. The Company actively manages its exposures to the peril of terrorism and has reduced exposures in specific locations through underwriting actions. The Company has worked with various industry groups to develop policy exclusions related to the peril of terrorism, including those associated with nuclear, biological, chemical and radiological attacks. The Company may include such exclusions in policies in the future in those jurisdictions and classes of business where such exclusions are permitted, and take additional underwriting actions as deemed appropriate.

Property and Casualty Operating Summary	2004	2003	2002

Earned premiums	$9,494	$8,805	$8,114
Net investment income	1,248	1,172	1,060

Other revenues [1]	436	428	356
Net realized capital gains (losses)	133	253	(68)

Total revenues	11,311	10,658	9,462

Benefits, claims and claim adjustment expenses [2],[3]
Current year	6,590	6,102	5,577
Prior year [4]	414	2,824	293

Total benefits, claims and claim adjustment expenses	7,004	8,926	5,870
Amortization of deferred policy acquisition costs	1,850	1,642	1,613
Insurance operating costs and expenses	643	779	782
Other expenses [5]	629	634	542

Total benefits, claims and expenses	10,126	11,981	8,807

Income (loss) before income taxes	1,185	(1,323)	655
Income tax expense (benefit) [6]	275	(578)	112

Net income (loss) [7]	$910	$(745)	$543

Ongoing Operations Underwriting Ratios [8]
Loss and loss adjustment expense ratio
Current	69.2	68.8	68.2
Prior year	0.1	0.5	1.7

Total loss and loss adjustment expense ratio	69.3	69.2	70.0
Expense ratio	25.9	26.8	28.3
Policyholder dividend ratio	0.1	0.4	0.8

Combined ratio	95.3	96.5	99.1
Catastrophe ratio	2.2	3.1	1.4

Combined ratio before catastrophes	93.1	93.4	97.6
Combined ratio before catastrophes and prior accident year development	89.7	92.8	96.1

[1]	Primarily servicing revenue.

[2]	Includes the impact of 2003 asbestos reserve addition of $2,604.

[3]	Includes 2004 catastrophes of $507, before the net reserve release of $395 related to September 11.

[4]	Net prior year incurred losses includes reserve strengthening for construction defects claims of $190, a reduction in net reinsurance recoverable asset of $181, environmental reserve strengthening of $75, an increase in reserves of $170 for HartRe assumed reinsurance, partially offset by the net reserve release of $395 related to September 11.

[5]	Includes severance charges of $41 for 2003.

[6]	Includes $26 tax benefit related to tax years prior to 2004.

[7]	Includes net realized capital gains (losses), after tax, of $87, $165, and $(44) for the years ended December 31, 2004, 2003 and 2002, respectively.

[8]	Ratios do not include the effects of Other Operations. Refer to the “Ratios” section below for definitions of the underwriting ratios.

2004 Compared to 2003 — Total revenues for Property & Casualty increased $653 for the year ended December 31, 2004. The increase was due primarily to earned premium growth of $689 and an increase in investment income of $76, partially offset by a decrease in realized capital gains of $120. The increase in earned premiums in the Business Insurance, Personal Lines and Specialty Commercial segments was due to earned pricing increases and growth in new business premiums outpacing non-renewals for Personal Lines and Business Insurance. Additionally, earned premium growth was partially offset by a $90 decrease reflecting a reduction in estimated earned premium under retrospectively-rated policies. The increase in investment income of $76 is primarily driven by an increase in underwriting cash flow, partially offset by a decrease in the after-tax investment yield.

Net income for the year ended December 31, 2004 increased $1.7 billion, primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, in the first quarter of 2003, a decrease in after-tax catastrophe losses related to September 11 of $257 and an improved combined ratio before catastrophes and prior accident year development in Business Insurance, Personal Lines and Specialty Commercial. The increase in net income is partially offset by an increase in after-tax catastrophe losses of $159 before considering the September 11 reserve release, a decrease in after-tax realized capital gains of $78, and an increase in after-tax prior accident year development of $383 before considering both the September 11 reserve release and the 2003 net asbestos reserve strengthening. Before the September 11 reserve release, after-tax catastrophe losses in 2004 of $330 includes after-tax losses of $76 from Hurricane Charley, $69 from Hurricane Frances, $54 from Hurricane Ivan and $60 from Hurricane Jeanne. Before the September 11 reserve release, 2004 prior accident year development of $526, after-tax, includes, among other movements, a $124 after-tax reserve strengthening for construction defect claims, a $118 after-tax provision related to a reduction in the reinsurance recoverable asset on older, long-term casualty liabilities, a $111 after-tax increased in assumed casualty reinsurance reserves, and a $49 after-tax increase in environmental reserves. The combined ratio before catastrophes and prior accident year development for Ongoing Operations improved by 3.1 points, from 92.8 in 2003 to 89.7 in 2004. Strong earned pricing and favorable claim frequency contributed to the improvement across Business Insurance, Personal Lines and Specialty Commercial.

2003 Compared to 2002 — Revenues for Property & Casualty increased $1.2 billion for the year ended December 31, 2003. The improvement was due primarily to earned premium growth in the Business Insurance, Specialty Commercial and Personal Lines segments, primarily as a result of earned pricing increases, as well as an increase in net realized capital gains of $321, and an increase in net investment income of $112. Partially offsetting the increase was a $412 earned premium decline in the Other Operations segment primarily as a result of the Company’s decision to withdraw from the assumed reinsurance business as discussed more fully below.

On May 16, 2003, as part of the Company’s decision to withdraw from the assumed reinsurance business, the Company entered into a quota share and purchase agreement with Endurance Reinsurance Corporation of America (“Endurance”) whereby HartRe assumed reinsurance retroceded the majority of its domestic inforce book of business as of April 1, 2003 and sold renewal rights to Endurance. Under the quota share agreement, Endurance reinsured most of the segment’s assumed reinsurance contracts that were written on or after January 1, 2002 and that had unearned premium as of April 1, 2003. In consideration for Endurance reinsuring the unearned premium as of April 1, 2003, the Company paid Endurance an amount equal to unearned premiums less the related unamortized commissions/deferred acquisition costs. Under the quota share agreement, Endurance pays an override commission based on a percentage of all ceded premium and a profit sharing commission based on the performance of property treaty, property catastrophe and aviation pool unearned premium. Both the override commission and the profit sharing commission are recognized as income over the period the ceded contracts are in force. Under the purchase agreement, Endurance will pay a renewal rights fee, subject to a guaranteed minimum of $15, based on the level of renewal premium on the reinsured contracts over the two year period following the agreement. Given that the Company did not have a continuing obligation with respect to the renewal rights, the guaranteed minimum was recorded in income during the second quarter of 2003, when the purchase agreement was entered. During the first quarter of 2004, the Company fully transferred HartRe assumed reinsurance to its Other Operations segment, where it remains subject to ongoing reserve development relating to all retained business.

Net income decreased $1.3 billion for the year ended December 31, 2003 primarily due to the net asbestos reserve strengthening of $1.7 billion, after-tax, in the first quarter of 2003. Results for the year were favorably impacted by an increase in net realized capital gains (losses) and improved underwriting results in the Personal Lines and Business Insurance segments. Strong earned pricing and favorable claim frequency resulted in an increase in underwriting results in both the Personal Lines and Business Insurance segments. In addition, net investment income, after-tax, rose $69 for the year ended December 31, 2003 due to higher invested assets, primarily from strong cash flows and additional capital raised during the second quarter of 2003.

On September 1, 2003, the Company sold a wholly owned subsidiary, Trumbull Associates, LLC, for $33, resulting in a gain of $15, after-tax. The gain is included in net realized capital gains. The revenues and net income of Trumbull Associates, LLC were not material to the Company or the Property & Casualty operation.

Reserves

Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate loss cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate loss cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the discussion in Critical Accounting Estimates.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for Property & Casualty follows:

For the year ended December 31, 2004
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations [2]	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$5,296	$1,733	$5,148	$12,177	$9,538	$21,715
Reinsurance and other recoverables	395	43	2,096	2,534	2,963	5,497

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,901	1,690	3,052	9,643	6,575	16,218

Provision for unpaid claims and claim adjustment expenses
Current year	2,700	2,509	1,345	6,554	36	6,590
Prior years	(67)	3	69	5	409	414

Total provision for unpaid claims and claim adjustment expenses	2,633	2,512	1,414	6,559	445	7,004
Less: Payments [1]	(1,951)	(2,392)	(1,038)	(5,381)	(1,650)	(7,031)

Ending liabilities for unpaid claims and claim adjustment expenses-net	5,583	1,810	3,428	10,821	5,370	16,191

Reinsurance and other recoverables	474	190	2,091	2,755	2,383	5,138
Ending liabilities for unpaid claims and claim adjustment expenses-gross	$6,057	$2,000	$5,519	$13,576	$7,753	$21,329

Earned premiums	$4,299	$3,445	$1,726	$9,470	$24	$9,494
Loss and loss expense paid ratio [3]	45.4	69.4	59.9	56.8
Loss and loss expense incurred ratio	61.2	72.9	81.9	69.3
Prior accident year development (pts.)	(1.6)	0.1	4.0	0.1

[1] Other Operations included payments pursuant to the MacArthur settlement.

[2] The financial results of HartRe assumed reinsurance are reported in Other Operations.

[3] The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

Ongoing Operations

At the end of 2003, several areas of reserve exposure were being closely monitored. Consistent with the Company’s practices to regularly review its reserves, the Company continued to monitor these reserve exposures and completed several reserve studies, including studies related to September 11 reserves and construction defects claims. As a result of these monitoring activities and studies, during the first quarter of 2004, the Company made reserve adjustments with regard to certain of those reserve exposures, most notably related to September 11 and construction defects. During 2004, the Company made other reserve adjustments based on regular reserve evaluations performed each quarter. These reserve adjustments, and the effects on the Company’s segments, are more fully discussed in the paragraphs that follow.

With respect to September 11 claim reserves, the Company observed favorable developments, including the closure of all but 44 primary insurance property cases, a high participation rate within the Victim’s Compensation Fund and the expiration of the deadline for filing a liability claim in March 2004. Based on these favorable events, the Company determined that it was appropriate to reduce both the gross and net estimate of loss from September 11. The Company’s (Ongoing Operations and Other Operations) gross estimate of loss of $1.1 billion was reduced to $845. The corresponding reduction in net reserves for September 11 related to Ongoing Operations was $175 in Business Insurance, $116 in Specialty Commercial and $7 in Personal Lines. As of December 31, 2004, loss and loss expense reserves remaining related to September 11, both gross and net of reinsurance, are as follows:

	September 11	September 11
Segment	Gross Reserves as of December 31, 2004	Net Reserves as of December 31, 2004

Personal Lines	$0	$0
Business Insurance	160	37
Specialty Commercial	66	37

Total Ongoing Operations	$226	$74

Substantially all of the net reserve balance is incurred but not reported (“IBNR”) and the majority of the balance is related to workers’ compensation exposures.

The Company has exposure to losses from construction defects, particularly from contractors in California. The Company’s exposure to losses from construction defects relates primarily to years prior to 2000. The Company has been evaluating and closely monitoring these reserves. Based on the Company’s 2004 reserve study that used various predictive models and reflected the increasing severity of construction defect claims, the Company concluded an increase in reserves of $190 was required. This increase consisted of $23 for Business Insurance and $167 for Specialty Commercial and is included in the general liability line of business. As of December 31, 2004, reserves for Specialty Commercial general liability, net of reinsurance, were $1,125. The $167 strengthening related to Specialty Commercial represents 15% of the net reserves.

In addition to the release in September 11 reserves and strengthening for construction defect claims, Business Insurance reserves were strengthened by $85 during 2004. Most of this reserve strengthening relates to auto liability ($25) and package business ($38), reflecting an increase in the actuarial estimates of ultimate incurred losses for these lines, attributable to accident years 1998-2002. As of December 31, 2004, Business Insurance reserves for auto liability, net of reinsurance, were $549. The $25 of strengthening represents 5% of the net reserves. Package business reserves, net of reinsurance, for Business Insurance as of December 31, 2004 were $1,499, so the $38 of strengthening represents 3% of the net reserves. During normal quarterly reserve reviews, the Company’s actuaries noted that, for both auto liability and package business, actual reported losses were above previous expectations. In particular, the analysis indicated that there was a higher frequency of large claims (generally those greater than $100,000) than had been anticipated in prior estimates. The Company increased its estimate of ultimate incurred losses to recognize this.

In addition to the foregoing reserve adjustments, within the Specialty Commercial segment there were other offsetting positive and negative adjustments. The principal offsetting adjustments related to a strengthening in specialty large deductible workers’ compensation reserves and a release in other liability reserves, each approximately $150.

Other Operations

Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental or “all other” activity. Total net reserve strengthening for Other Operations was $409 in 2004, including $262 of strengthening for asbestos and environmental reserves. The asbestos and environmental strengthening primarily includes a $75 increase in environmental reserves and a $181 reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities, including asbestos liabilities. These actions are further discussed in the Other Operations segment MD&A discussion.

The largest component of the remaining $147 of net “all other” strengthening for Other Operations was related to assumed casualty reinsurance. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for breast implants, construction defects, lead paint, molestation, silica, pharmaceutical products and other long-tail liabilities. As of December 31, 2004, total reserves for HartRe assumed reinsurance and “all other” liabilities within Other Operations, net of ceded reinsurance, were $2.5 billion, so the $147 strengthening represents a 6% of these reserves.

The Company has been evaluating and closely monitoring assumed reinsurance reserves in Other Operations. During 2003 and 2002, the Company booked unfavorable reserve development of $129 and $77, respectively. Unfavorable trends continued during 2004 and, as a result, the Company increased reserves by $170. The majority of the $170 increase was for assumed casualty treaty reinsurance for the years 1997 through 2001. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information from the ceding companies. In recent years, the Company has seen an increase in reported claims above previous expectations and this increase in reported claims contributed to the reserve re-estimates.

As noted in the Ongoing Operations discussion, the Company continued to observe favorable developments with respect to reserves related to September 11. Particularly for Other Operations, these favorable trends included a lack of significant additional loss notices on assumed reinsurance property treaties. The reduction in net reserves for September 11 for Other Operations was $97. As of December 31, 2004, gross reserves and net reserves remaining in Other Operations related to September 11 were $171 and $68, respectively. All September 11 reserves within Other Operations relate to HartRe assumed reinsurance exposures, both property and casualty.

For the year ended December 31, 2003
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$4,744	$1,692	$5,000	$11,436	$5,655	$17,091
Reinsurance and other recoverables	366	49	2,007	2,422	1,528	3,950

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,378	1,643	2,993	9,014	4,127	13,141

Provision for unpaid claims and claim adjustment expenses
Current year	2,346	2,324	1,130	5,800	302	6,102
Prior years	(6)	(6)	52	40	2,784	2,824

Total provision for unpaid claims and claim adjustment expenses	2,340	2,318	1,182	5,840	3,086	8,926
Payments	(1,761)	(2,211)	(1,017)	(4,989)	(860)	(5,849)
Other [1]	(56)	(60)	(106)	(222)	222	--

Ending liabilities for unpaid claims and claim adjustment expenses-net	4,901	1,690	3,052	9,643	6,575	16,218

Reinsurance and other recoverables	395	43	2,096	2,534	2,963	5,497
Ending liabilities for unpaid claims and claim adjustment expenses-gross	$5,296	$1,733	$5,148	$12,177	$9,538	$21,715

Earned premiums	$3,696	$3,181	$1,558	$8,435	$370	$8,805
Loss and loss expense paid ratio [2]	47.7	69.5	65.4	59.2
Loss and loss expense incurred ratio	63.3	72.9	75.8	69.2
Prior accident year development (pts.)	(0.2)	(0.2)	3.3	0.4

[1] Represents the transfer of reserves pursuant to the MacArthur settlement.

[2] The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

Ongoing Operations

There was no significant reserve strengthening or release in the Business Insurance and Personal Lines segments for the year ended December 31, 2003. Specialty Commercial strengthened prior accident year reserves by $52 for the year ended December 31, 2003 primarily as a result of losses in the bond and professional liability lines of business. The bond reserve strengthening was isolated to a few severe contract surety claims related to accident year 2002. The professional liability reserve strengthening involved a provision for anticipated settlements of reinsurance obligations for contracts outstanding at the time of the original acquisition of Reliance Group Holdings’ auto residual value portfolio in the third quarter of 2000.

Other Operations

As further discussed in the segment section, the Company recorded net asbestos reserve strengthening of $2.6 billion during the first quarter of 2003. In addition, strengthening of assumed reinsurance reserves of $129 in 2003 occurred across multiple accident years, primarily 1997 through 2000, and principally in the casualty line of HartRe assumed reinsurance.

For the year ended December 31, 2002
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$4,440	$1,530	$5,118	$11,088	$5,948	$17,036
Reinsurance and other recoverables	375	51	2,097	2,523	1,653	4,176

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,065	1,479	3,021	8,565	4,295	12,860

Provision for unpaid claims and claim adjustment expenses
Current year	1,943	2,244	820	5,007	570	5,577
Prior years	19	75	29	123	170	293

Total provision for unpaid claims and claim adjustment expenses	1,962	2,319	849	5,130	740	5,870
Payments	(1,649)	(2,155)	(877)	(4,681)	(908)	(5,589)

Ending liabilities for unpaid claims and claim adjustment expenses-net	4,378	1,643	2,993	9,014	4,127	13,141

Reinsurance and other recoverables	366	49	2,007	2,422	1,528	3,950
Ending liabilities for unpaid claims and claim adjustment expenses-gross	$4,744	$1,692	$5,000	$11,436	$5,655	$17,091

Earned premiums	$3,126	$2,984	$1,222	$7,332	$782	$8,114
Loss and loss expense paid ratio [1]	52.7	72.2	71.8	63.9
Loss and loss expense incurred ratio	62.7	77.7	69.4	70.0
Prior accident year development (pts.)	0.6	2.5	2.4	1.6

[1] The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

Ongoing Operations

Reserve strengthening in the Business Insurance segment for the year ended December 31, 2002 was not significant. In Personal Lines, prior accident year loss and loss adjustment expenses for non-standard auto were strengthened due to heavier than expected frequency, severity and litigation rates on prior accident years. In addition, the prior accident year provision was increased modestly for mold losses. Virtually all of the strengthening in Specialty Commercial is due to deductible workers’ compensation losses on a few large accounts.

Other Operations

Reserve strengthening of $77 in HartRe assumed reinsurance reserves occurred across multiple accident years, primarily 1997 through 2000, and across several lines of business. High reported losses from ceding companies persisted throughout 2002 and loss ratios were revised upward. Virtually all of the remaining reserve strengthening in the Other Operations segment related to asbestos.

Impact of Re-estimates

As explained in connection with the Company’s discussion of Critical Accounting Estimates, the establishment of Property and Casualty reserves is an estimation process, using a variety of methods, assumptions and data elements. Ultimate losses may vary significantly from the current estimates. Many factors can contribute to these variations and the need to change the previous estimate of required reserve levels. Subsequent changes can generally be thought of as being the result of the emergence of additional facts that were not known or anticipated at the time of the prior reserve estimate and/or changes in interpretations of information and trends.

The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past four years. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The percentage relationships presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last four years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. See “Impact of key assumptions on reserve volatility” within Critical Accounting Estimates for further discussion of the potential for variability in recorded loss reserves.

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Range of prior accident year development for the four years ended December 31, 2004 [1] [2]	(1.4) - 0.5	(0.4) -5.1	0.8 - 2.3	0.1 - 1.4	2.9- 67.4	1.2 - 21.5

[1]	Bracketed prior accident year development indicates favorable development. Unbracketed amounts represent unfavorable development.

[2]	Before the $2.6 billion of reserve strengthening for asbestos during 2003 and the $785 of reserve strengthening for asbestos and environmental during 1996, over the past ten years, reserve re-estimates for total Property and Casualty ranged from (1.3%) to 3.0% .

The potential variability of the Company’s Property and Casualty reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed under Critical Accounting Estimates. In general, the Company would expect the variability of its Personal Lines reserve estimates to be relatively less than the variability of the reserve estimates for its other property and casualty segments. The Company would expect the degree of variability of the remaining segments’ reserve estimates, from lower variability to higher variability, to be generally Business Insurance, Specialty Commercial, and Other Operations. The actual relative variability could prove to be different than anticipated.

Reinsurance Recoverables

The Company’s net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.2 billion and $5.4 billion as of December 31, 2004 and December 31, 2003, respectively. Of the total net reinsurance recoverables as of December 31, 2004, 8.4% relates to the Company’s mandatory participation in various involuntary assigned risk pools, which are backed by the financial strength of the property and casualty insurance industry. Of the remainder, $3.4 billion, or 70.9%, were rated by A.M. Best. Of the total rated by A.M. Best, 93% were rated A- (excellent) or better. The remaining $1.4 billion, or 29.1%, of net recoverables from reinsurers were comprised of the following: 4.8% related to voluntary pools, 3.2% related to captive insurance companies, and 21.1% related to companies not rated by A.M. Best.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. The allowance for uncollectible reinsurance was $374 and $381 as of December 31, 2004 and December 31, 2003, respectively. The allowance for uncollectible reinsurance is based on an assessment of the credit quality of the Company’s reinsurers as well as an estimate of the cost of resolution of reinsurer disputes.

The Company completed an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities, including asbestos liabilities, reported in the Other Operations segment. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $181. The after-tax income effect of this action was $118. The $181 primarily related to a reduction of the amount of liabilities, principally asbestos, that the Company expects to cede to reinsurers and, to a lesser extent, an increase in the allowance for uncollectible reinsurance recoverables.

Premium Measures

Written premium is a Statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a GAAP and Statutory measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The following segment discussions for the years ended December 31, 2004, 2003 and 2002, respectively, include the presentation of written premiums in addition to earned premiums. Management believes that this performance measure is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products, as compared to earned premium. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.

BUSINESS INSURANCE

Underwriting Summary	2004	2003	2002

Written premiums	$4,575	$3,957	$3,412
Change in unearned premium reserve	276	261	286

Earned premiums	4,299	3,696	3,126
Benefits, claims and claim adjustment expenses
Current year	2,700	2,346	1,943
Prior year	(67)	(6)	19

Total benefits, claims and claim adjustment expenses	2,633	2,340	1,962
Amortization of deferred policy acquisition costs	1,058	913	779
Insurance operating costs and expenses	248	285	291

Underwriting results	$360	$158	$94

Loss and loss adjustment expense ratio
Current year	62.8	63.5	62.1
Prior year	(1.6)	(0.2)	0.6

Total loss and loss adjustment expense ratio	61.2	63.3	62.7
Expense ratio	30.1	31.8	32.7
Policyholder dividend ratio	0.2	0.6	1.5

Combined ratio	91.6	95.7	97.0
Catastrophe ratio	(0.9)	2.7	0.8

Combined ratio before catastrophes	92.5	93.0	96.2

Combined ratio before catastrophes and prior accident year development	89.7	93.0	95.7

	2004	2003	2002

Written Premiums [1]
Small Commercial	$2,255	$1,862	$1,678
Middle Market	2,320	2,095	1,734

Total	$4,575	$3,957	$3,412

Earned Premiums [1]
Small Commercial	$2,077	$1,782	$1,555
Middle Market	2,222	1,914	1,571

Total	$4,299	$3,696	$3,126

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses, primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages. The Business Insurance segment also provides commercial risk management products and services.

2004 Compared to 2003 — Earned premiums for the segment increased $603 for the year ended December 31, 2004, primarily due to earned pricing increases and new business premium outpacing non-renewals. For the year ended December 31, 2004, earned pricing increases of 7% for small commercial and 3% for middle market contributed to the earned premium growth of $295 in small commercial and $308 in middle market. The increase in earned premiums is partially due to an increase in Select Xpand product sales for small commercial and growth in workers’ compensation premium for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing increases in 2004 were primarily driven by written pricing increases of 9% in the last six months of 2003 and 2% during 2004.

New business written premium for the year ended December 31, 2004 of $1,148 was up from $1,038 for the year ended December 31, 2003, due to an increase in new business written premium for small commercial of $172, partially offset by a decrease in new business written premium for middle market of $61. The new business premium growth in Small Commercial was due primarily to growth from the Select Xpand product and growth from an increase in the number of agents, partially offset by the moderation in written pricing increases.

Premium renewal retention remained strong, decreasing slightly from 87% for the year ended December 31, 2003 to 85% for the year ended December 31, 2004. The moderation in written pricing increases for middle market from 2003 to 2004 contributed to the decrease in premium renewal retention.

Underwriting results for the year ended December 31, 2004 improved $202, with a corresponding 4.1 point decrease in the combined ratio. The improvement in the combined ratio is mainly due to a decrease in the loss and loss adjustment expense ratio of 2.1 points and a decrease in the expense ratio of 1.7 points. The improvement in the loss and loss adjustment expense ratio of 2.1 points was due to a $175 reduction in reserves for September 11 and the impact of earning pricing increases in excess of loss cost increases, partially offset by $108 of strengthening of prior accident year reserves, excluding September 11, and an increase in catastrophe losses, excluding September 11, of 0.5 points. The 2004 prior accident year reserve strengthening excluding September 11 of $108, or 2.5 points, includes an increase in reserves of $38 for small commercial package business, $25 for auto liability claims and $23 for construction defect claims. Catastrophe losses, excluding the reduction in September 11 reserves, were $136 in 2004 and included losses from hurricanes Charley, Frances, Ivan and Jeanne in the third quarter of 2004.

Before catastrophes and all prior accident year development, underwriting results for the year ended December 31, 2004 improved $181, with a corresponding 3.3 point decrease in the combined ratio, due to a lower loss and loss adjustment expense ratio and a lower expense ratio. The decrease in the loss and loss adjustment expense ratio was primarily due to earned pricing increases and to improved claim frequency, partially offset by increased claim severity. The expense ratio improved 1.7 points, primarily due to earned premium growth coupled with a decrease in commissions as a percentage of earned premium. Commissions are a lower percentage of earned premium on workers’ compensation policies and workers compensation premiums were a higher percentage of earned premium in 2004 than in 2003.

2003 Compared to 2002 — Earned premiums for the segment increased by $570 for the year ended December 31, 2003, primarily due to earned pricing increases of 12% and new business growth outpacing non-renewals. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing increases in 2003 were primarily driven by written pricing increases of 14% in the last six months of 2002 and 9% during 2003. New business growth of 17% in 2003 was primarily driven by growth in middle market business. Premium renewal retention for the year ended December 31, 2003 remained strong at 87% compared to 89% in 2002.

Underwriting results improved $64, with a corresponding 1.3 point decrease in the combined ratio, for the year ended December 31, 2003, despite a significant increase in catastrophe losses due largely to Hurricane Isabel and severe tornadoes in the Midwest. Before catastrophes, underwriting results improved $140, or 119%, with a corresponding 3.2 point decrease in the combined ratio. The improvement was driven by a decrease in the loss and loss expense ratio before catastrophes for both small commercial and middle market, primarily due to improved claim frequency and double-digit earned pricing increases. In addition, double-digit earned pricing increases and prudent expense management favorably impacted the expense ratio for the year ended December 31, 2003.

Outlook

Management expects the Business Insurance segment to continue to deliver strong results in 2005. Although some price decreases within many markets of the commercial industry are expected, the Company expects to achieve mid- to high-single-digit written premium growth due, in part, to implementing continued strategic actions. These actions include working with distribution channels to expand market share in targeted states, improving pricing opportunities through better segmentation of the market, offering flexible products that allow agents to tailor offerings to each customer, maintaining disciplined renewal underwriting and enhancing agency technology, including e-submission capability. Loss costs are expected to increase due to less favorable trends in claim frequency and continuing trends of increasing claim severity. As a result of the anticipated slight decrease in written pricing and increase in loss costs, management expects the loss and loss expense ratio to increase moderately in 2005. Competition in middle market is challenging, but largely rational, with some classes of business experiencing more aggressive price competition. Written pricing in the small commercial market will also continue to be impacted by increasing competition as more national carriers enter the market. Nonetheless, we anticipate continued new business growth in the small commercial segment through execution of strategic initiatives and the continued growth of our Select Xpand product sales.

PERSONAL LINES

Underwriting Summary	2004	2003	2002

Written premiums	$3,557	$3,272	$3,050
Change in unearned premium reserve	112	91	66

Earned premiums	3,445	3,181	2,984
Benefits, claims and claim adjustment expenses
Current year	2,509	2,324	2,244
Prior year	3	(6)	75

Total benefits, claims and claim adjustment expenses	2,512	2,318	2,319
Amortization of deferred policy acquisition costs	530	386	415
Insurance operating costs and expenses	265	347	281

Underwriting results	$138	$130	$(31)

Loss and loss adjustment expense ratio
Current year	72.8	73.1	75.2
Prior year	0.1	(0.2)	2.5

Total loss and loss adjustment expense ratio	72.9	72.9	77.7
Expense ratio	23.1	23.0	23.3

Combined ratio	96.0	95.9	101.0
Catastrophe ratio	7.4	4.1	2.5

Combined ratio before catastrophes	88.6	91.8	98.6
Combined ratio before catastrophes and prior accident year development	88.2	91.7	96.3
Other Revenues [1]	$123	$123	$123

[1] Represents servicing revenue

Written Premiums [1]	2004	2003	2002

Business Unit
AARP	$2,244	$2,066	$1,855
Other Affinity	128	148	179
Agency	942	804	756
Omni	243	254	260

Total	$3,557	$3,272	$3,050

Product Line
Automobile	$2,685	$2,508	$2,352
Homeowners	872	764	698

Total	$3,557	$3,272	$3,050

Earned Premiums [1]	2004	2003	2002

Business Unit
AARP	$2,146	$1,956	$1,747
Other Affinity	138	163	192
Agency	907	807	794
Omni	254	255	251

Total	$3,445	$3,181	$2,984

Product Line
Automobile	$2,622	$2,458	$2,326
Homeowners	823	723	658

Total	$3,445	$3,181	$2,984

Combined Ratios
Automobile	95.7	98.0	103.1
Homeowners	96.8	88.8	93.8

Total	96.0	95.9	101.0

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market (“Standard”) and in the non-standard automobile market through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options. The Hartford’s exclusive licensing arrangement with AARP continues through January 1, 2010 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2007.

2004 Compared to 2003 — Earned premiums increased $264 for the year ended December 31, 2004 due to growth in both AARP and Agency, partially offset by a reduction in Other Affinity earned premium. Earned premiums for Omni were flat from 2003 to

2004. AARP and Agency earned premium increased $190 and $100, respectively, for the year ended December 31, 2004, primarily because new business growth over the prior 6 to 12 months has exceeded non-renewals. Both AARP and Agency have experienced increased earned premiums in both automobile and homeowners business. The growth in Agency earned premium is due, in part, to the new Dimensions automobile and homeowners class plans, which allows the Company to write a broader class of risks. The growth in AARP reflects growth in the size of the AARP target market and direct marketing programs to increase premium writings.

The new Dimensions auto class plan has been rolled out to an additional six states in 2004, bringing the total number of states to 37. The new Dimensions homeowners’ class plan was introduced in the first quarter of 2004 and has been rolled out to 28 states through December 31, 2004. As a result of the new Dimensions class plan initiative and other actions taken to increase growth, the number of policies in force at year end increased in auto and homeowners from 2,058,825 and 1,319,629, respectively, as of December 31, 2003, to 2,166,922 and 1,348,573, respectively, as of December 31, 2004. The growth in policies in force does not correspond directly with the growth in earned premium due to the impact of earned pricing increases and because policy in force counts are as of a point in time rather than over a period of time. Most of the growth in homeowners policies in force was generated by Agency while for auto policies in force, growth in both AARP and Agency is partially offset by a decline in Omni. For the year ended December 31, 2004, new business premiums for both automobile and homeowners in AARP and Agency were $311 and $167, respectively, which was up from $226 and $105, respectively, for the year ended December 31, 2003.

Earned pricing increases have declined from 2003 to 2004. Earned pricing increases in automobile of 5% in the year ended December 31, 2004, primarily reflects written pricing increases of 8% in the last 6 months of 2003 and 3% in 2004. Earned pricing increases in homeowners of 11% in the year ended December 31, 2004, primarily reflects written pricing increases of 13% in the last 6 months of 2003 and 9% in 2004. In addition to earned pricing increases, homeowners earned premiums included the effect of automatic increases in the amount of insurance coverage to adjust for construction cost inflation.

Premium renewal retention for automobile decreased from 91% for the year ended December 31, 2003 to 89% for the year ended December 31, 2004. The decrease in premium renewal retention for automobile is driven largely by the impact of declining written pricing increases. Premium renewal retention for homeowners decreased from 101% for the year ended December 31, 2003 to 100% for the year ended December 31, 2004, also due to declining written pricing increases.

Underwriting results increased $8 for the year ended December 31, 2004 and the combined ratio remained relatively flat at 96.0. The loss and loss adjustment expense ratio remained flat at 72.9, due to the impact of earned pricing increases in excess of loss cost increases, offset by an increase in pre-tax catastrophe losses of $122, or 3.3 points. Pre-tax catastrophes, including losses from Hurricane Charley, Hurricane Frances, Hurricane Ivan and Hurricane Jeanne, were $253, or 7.4 points, for the year ended December 31, 2004, compared to $131, or 4.1 points, for the year ended December 31, 2003. Net prior accident year development was not significant in either 2004 or 2003. Before catastrophes and prior accident year development, underwriting results for the year ended December 31, 2004 increased $142, with a corresponding 3.5 point decrease in the combined ratio, due to earned pricing increases and favorable claim frequency, offset by increased claim severity. Automobile and homeowners results, before catastrophes, improved 2.3 and 4.7 combined ratio points, respectively, for the year ended December 31, 2004 as earned pricing increases outpaced loss costs in both lines of business. The expense ratio remained relatively flat at 23.1%, despite earned premium growth, because of higher commissions as a result of increased Agency business and increased other underwriting expenses.

2003 Compared to 2002 — Earned premiums increased $197 in 2003 due to growth in both the automobile and homeowners lines, primarily in AARP business, which grew by $209, or 12%. The increase in automobile earned premium of $132 was primarily due to new business growth in AARP and earned pricing increases of 9% in 2003 up from 6% in 2002. Homeowners earned premium growth of $65 for the year ended December 31, 2003, was largely driven by new business growth in AARP and earned pricing increases of 14% in 2003, up from 7% in 2002. The increase in earned premiums for AARP and Agency is partially offset by the decrease in earned premiums for other affinity business of $29 due to a planned reduction in policy counts as a result of the Company’s strategic decision to de-emphasize other affinity business.

Earned pricing increases in automobile of 9% in the year ended December 31, 2003 primarily reflects written pricing increases of 10% in the last 6 months of 2002 and for all of 2003. Earned pricing increases in homeowners of 14% in the year ended December 31, 2003 primarily reflects written pricing increases of 14% in the last 6 months of 2002 and for all of 2003. Automobile premium renewal retention increased from 88% for the year ended December 31 2002 to 91% for the year ended December 31, 2003. Premium renewal retention for homeowners was 101% for the year ended December 31, 2003, which was relatively consistent with the prior year.

Underwriting results increased $161, with a corresponding 5.1 point decrease in the combined ratio. The improvement was primarily due to the successful execution of the segment’s state-specific strategies to manage pricing and loss costs. Automobile results improved 5.1 combined ratio points and homeowners results improved 5.0 combined ratio points, both due primarily to earned pricing increases and favorable claim frequency. Personal Lines financial performance was negatively affected by an increase in pre-tax catastrophe losses over the prior year of $58, or 1.6 points, due largely to Hurricane Isabel, California wildfires and severe tornadoes in the Midwest. Double-digit earned pricing increases and prudent expense management resulted in a 0.3 point decrease in the expense ratio.

Outlook

While the personal lines industry operating fundamentals are expected to be strong in 2005, the market will continue to face significant challenges. Price increases in automobile and homeowners are expected to be in the low single digits. Regulatory requirements applying to premium rates vary from state to state, and, in most states, rates are subject to prior regulatory approval. State regulatory constraints may prevent companies from obtaining the necessary rates to achieve an underwriting profit. Industry rates may remain inadequate in certain states in 2005. New business competition is still rational, but with lower rate increases, consumer shopping has slowed and fewer customers are switching carriers. Loss cost inflation is expected to rise in 2005, and it is uncertain whether favorable claim frequency trends can continue. Automobile repair and medical cost inflation are expected to continue to outpace general inflation trends.

In 2005, the Personal Lines segment is expected to deliver written premium growth in the high single digits by expanding the number of agents offering our Dimensions products and increasing our direct marketing to the AARP membership base. Our new product and technology investments are expected to continue to deliver a competitive value proposition to independent agents. Continued strong financial results in 2005 for the Personal Lines segment are also expected as a result of continued state-driven pricing, product and underwriting actions.

SPECIALTY COMMERCIAL

Underwriting Summary	2004	2003	2002

Written premiums	$1,772	$1,612	$1,362
Change in unearned premium reserve	46	54	140

Earned premiums	1,726	1,558	1,222
Benefits, claims and claim adjustment expenses
Current year	1,345	1,130	820
Prior year	69	52	29

Total benefits, claims and claim adjustment expenses	1,414	1,182	849
Amortization of deferred policy acquisition costs	257	254	240
Insurance operating costs and expenses	108	112	127

Underwriting results	$(53)	$10	$6

Loss and loss adjustment expense ratio
Current year	77.9	72.5	67.1
Prior year	4.0	3.3	2.4

Total loss and loss adjustment expense ratio	81.9	75.8	69.4
Expense ratio	21.1	22.9	29.3
Policyholder dividend ratio	0.1	0.7	0.7

Combined ratio	103.1	99.3	99.4
Catastrophe ratio	(0.4)	1.7	0.5

Combined ratio before catastrophes	103.5	97.6	98.9
Combined ratio before catastrophes and prior accident year development	92.8	94.3	96.6
Other Revenue [1]	$314	$306	$233

[1] Represents servicing revenue

	2004	2003	2002

Written Premiums [1]
Property	$443	$440	$405
Casualty	743	670	556
Bond	197	162	157
Professional Liability	342	324	239
Other	47	16	5

Total	$1,772	$1,612	$1,362

Earned Premiums [1]
Property	$461	$429	$346
Casualty	635	615	498
Bond	188	152	148
Professional Liability	335	296	200
Other	107	66	30

Total	$1,726	$1,558	$1,222

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Specialty Commercial offers a variety of customized insurance products and risk management services. The segment provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services.

2004 Compared to 2003 — Earned premiums for the Specialty Commercial segment grew $168 due primarily to earned pricing increases in casualty, bond and professional liability, partially offset by earned pricing decreases in property, a decline in new business growth in all lines except bond and a decrease in renewal retention in all lines. The increase in earned premium for the year ended December 31, 2004 is also offset by a $90 reduction in premiums receivable under retrospectively-rated policies, reflecting a decrease in estimated earned premium under the terms of these policies. As substantially all premiums in the segment are earned over a 12 month policy period, the earned pricing increases in 2004 resulted primarily from written pricing increases over the last 6 months of 2003 and the year ended December 31, 2004.

Despite written pricing decreases in 2004, property written premium is relatively flat for the year ended December 31, 2004, primarily due to an increase of $43 in the portion of property business derived from multi-peril crop insurance premiums. On September 30, 2004, the Company agreed to transfer its entire book of multi-peril crop insurance (MPCI) to Rural Community Insurance Company (RCIC), a subsidiary of Wells Fargo & Company. The agreement transfers in bulk all 2005 crop year policies to RCIC in exchange for an initial payment and renewal fees based upon retention of the transferred business over a three year period. The Company will retain responsibility for the MPCI business written for the 2004 and prior crop years. Earned premium for MPCI for the year ended December 31, 2004 was $127. Before considering the increase in MPCI premiums, earned premiums for property declined by 12%, reflecting a business decision to write less new business and renew less premium as a result of the decline in written pricing.

Casualty written premiums were up $73 for the year ended December 31, 2004, primarily because of written premium growth in alternative markets business and high single-digit written pricing increases, partially offset by a decrease in premium renewal retention. Of the total growth in written premium for the year ended December 31, 2004, $75 was attributable to a single alternative markets insured program. This program was non-renewed effective December 1, 2004, although it will continue to earn premium into 2005. The non-renewal is not expected to have a significant impact on Specialty Commercial’s underwriting results.

Bond written premium grew $35 for the year ended December 31, 2004, primarily as a result of an increase in contract surety business and a decrease in ceded premiums of $11 as well as written pricing increases, partially offset by a slight decrease in premium renewal retention.

In professional liability, written premium is up $18 for the year ended December 31, 2004 due to a decrease in the portion of risks ceded to outside reinsurers and earned pricing increases, partially offset by a decrease in renewal retention and new business growth. Earned pricing increases in professional liability were due entirely to written pricing increases in 2003 as prices have declined in 2004.

Within the “other” category, written and earned premiums increased $31 and $41, respectively, for the year ended December 31, 2004 due to increased premiums on internal reinsurance arrangements.

Underwriting results decreased $63 for the year ended December 31, 2004, primarily due to prior accident year loss development and catastrophe losses incurred from the hurricanes in the third quarter of 2004 and the decrease in earned premiums under retrospectively-rated policies, partially offset by a $116 release of September 11 reserves and a decrease in the expense ratio. Before the release of the September 11 reserves, prior accident year loss development was $185, or 10.7 points, in 2004, up from $52, or 3.3 points, in 2003. Prior accident year loss development for the year ended December 31, 2004 included $167 of reserve strengthening for construction defect claims as well as strengthening in large deductible workers’ compensation reserves and a release in other liability reserves, each approximately $150. Before the release of the September 11 reserves, catastrophe losses were $110, or 6.3 points, in 2004, up from $26, or 1.7 points, in 2003, principally due to losses incurred for hurricanes Charley, Frances, Ivan and Jeanne in the third quarter of 2004.

Before catastrophes, all prior accident year development, and the earned premium adjustment on retrospectively-rated policies, underwriting results improved $126 with a corresponding 6.1 point decrease in the combined ratio for the year ended December 31, 2004, primarily due to underwriting improvement in all lines of business. The improvement in casualty, bond and professional liability was due to earned pricing increases exceeding loss costs. The improvement in property was due to low non-catastrophe property losses, despite the decline in earned pricing. The expense ratio for the year ended December 31, 2004 decreased over the prior year expense ratio due primarily to earned premium growth.

2003 Compared to 2002 — Earned premiums increased $336, or 27%, for the year ended December 31, 2003, primarily due to earned premium growth in the property, casualty and professional liability lines of business as a result of strong earned pricing increases. Written premiums increased $250, or 18%, in 2003, primarily due to double-digit growth in casualty and professional liability. Casualty and professional liability written premiums grew $114, or 21%, and $85, or 36%, respectively, due to strong written pricing increases. Bond growth for the year was negatively impacted by ceded reinstatement premium. While property pricing began to turn negative in the latter half of 2003, written premiums in property increased $35 for the year ended December 31, 2003. Premium renewal retention for casualty, professional liability and bond was flat to slightly higher from year to year, except for a decrease in renewal retention in property due to the decline in pricing.

Underwriting results improved $4 for the year ended December 31, 2003, despite higher catastrophe losses compared to unusually low catastrophe losses in the prior period and an increase in loss reserve development that was driven by prior accident year loss reserve strengthening of $20 in the bond and $25 in the professional liability lines of business. The bond reserve strengthening is isolated to a few severe contract surety claims related to accident year 2002. The professional liability reserve strengthening involved a provision for anticipated settlements of reinsurance obligations for contracts outstanding at the time of the original acquisition of Reliance Group Holdings’ auto residual value portfolio in the third quarter of 2000. Excluding catastrophes, property underwriting results continued to be favorable due to earned pricing increases. Casualty continued to show underwriting improvement over the prior year due to a lower loss ratio. The Specialty Commercial combined ratio improved 0.1 points for the year ended December 31, 2003 as a result of strong earned pricing, higher ceding commissions in the professional liability line of business and prudent expense management, partially offset by the prior accident year reserve strengthening and increased catastrophe losses.

Outlook

Specialty Commercial is made up of a diverse group of businesses, each of which operates independently with its own set of business objectives and focuses on the operational dynamics of its specific industry. These businesses, while somewhat interrelated, each have a unique business model and operating cycle. Given pricing declines in some markets, we anticipate negative written premium growth for 2005. Although written price decreases for property and professional liability are expected to continue in 2005, management expects written pricing increases in both casualty and bond. We will continue to write and renew business where pricing and terms and conditions are reasonable. Management will continue to take actions to maintain profitability, including exercising underwriting discipline, maximizing growth in the segment’s most profitable lines, providing innovative new products and expanding non-traditional distribution alternatives. In 2005, both the loss and loss adjustment expense ratio and the expense ratio will be impacted from exiting the MPCI crop insurance business. The MPCI business made up 27.5% of the earned premium in property for 2004 and had a higher loss ratio than the balance of the property business. The MPCI business also had one of the lowest expense ratios in Specialty Commercial because of the reimbursement of expenses from the Federal government under the MPCI program. As a result of exiting the business, there will likely be an unfavorable impact to earned premium growth and the expense ratio, offset by a favorable impact on the loss and loss adjustment expense ratio. In addition, the non-renewal of an alternative markets insured program, representing $225 of earned premium in 2004, will negatively impact casualty earned premium in 2005, but is not expected to have a significant impact on underwriting results.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

Operating Summary

	2004	2003	2002

Written premiums	$(10)	$224	$760
Change in unearned premium reserve	(34)	(146)	(22)

Earned premiums	24	370	782
Benefits, claims and claim adjustment expenses	445	3,086	740
Amortization of deferred policy acquisition costs	5	89	179
Insurance operating costs and expenses	22	35	83

Underwriting results	$(448)	$(2,840)	$(220)

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures. Effective January 1, 2004, the financial results of HartRe assumed reinsurance are fully reported in Other Operations, and 2003 and 2002 financial results have been restated to include HartRe assumed reinsurance.

2004 Compared to 2003 — Earned premiums continue to decline as a result of the Company’s decision to exit from the HartRe assumed domestic reinsurance business in the second quarter of 2003. Underwriting losses decreased $2.4 billion for the year ended December 31, 2004, primarily due to the impact of $2.6 billion of asbestos reserve strengthening in the first quarter 2003, and a reduction in September 11 reserves of $97 in the first quarter of 2004. These favorable variances were partially offset by the $170 strengthening of assumed reinsurance reserves, the $75 strengthening of environmental reserves in the third quarter of 2004, and the $181 provision associated with the evaluation of the reinsurance recoverable asset in the second quarter of 2004.

2003 Compared to 2002 — The decline in earned premiums was primarily due to the Company’s decision to exit the HartRe assumed domestic reinsurance business. The underwriting loss was driven by the first quarter net asbestos reserve strengthening of $2.6 billion as discussed in the section that follows.

The paragraphs that follow are background information and a discussion of asbestos and environmental claims, the deteriorating trends with respect to asbestos, and a summary of the Company’s detailed study of asbestos reserves.

Asbestos and Environmental Claims

The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford wrote several different categories of insurance coverage to which asbestos and environmental claims may apply. First, The Hartford wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, The Hartford wrote excess policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated in the London Market, writing both direct insurance and assumed reinsurance business.

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

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including The Hartford, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past few years, insurers in general, including The Hartford, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for so-called “non-products” coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to The Hartford’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages; the risks inherent in major litigation; inconsistent decisions concerning the existence and scope of coverage for environmental claims; and uncertainty as to the monetary amount being sought by the claimant from the insured.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. It is unknown whether potential Federal asbestos-related legislation will be enacted, and if so, what its effect will be on The Hartford’s aggregate asbestos liabilities.

The reporting pattern for assumed reinsurance claims is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, The Hartford relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.

Reserve Activity

Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental or “all other” activity. The following discussion relates to reserves and reserve activity, net of applicable reinsurance.

There are a wide variety of claims that drive the reserves within each category of Other Operations. Asbestos claims relate primarily to bodily injury claims asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for breast implants, construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail or late emerging liabilities.

The Other Operations book of business contains policies written from 1940s to 2003. With the transfer of HartRe assumed reinsurance into Other Operations in both 2002 and 2004, Other Operations has exposure related to more recent assumed casualty reinsurance reserves, particularly for the underwriting years 1997 through 2001. The Hartford’s experience has been that this book of runoff business has over time produced significantly higher claims and losses than were contemplated at inception. The areas of active claim activity have also shifted based on changes in plaintiff focus and the overall litigation environment. A significant portion of the claim reserves of the Other Operations segment relates to exposure to the insurance businesses of other insurers or reinsurers (“whole account” exposure). Many of these whole account exposures arise from reinsurance agreements previously written by The

Hartford. The Hartford’s net exposure in these arrangements has increased for a variety of reasons, including The Hartford’s commutation of previous retrocessions of such business. Due to the reporting practices of cedants to their reinsurers, determination of the nature of the individual risks involved in these whole account exposures (such as asbestos, environmental, or other exposures) requires various assumptions and estimates, which are subject to uncertainty, as previously discussed.

During 2002, as part of the Company’s ongoing monitoring of reserves, the Company reclassified $600 of reserves from the all other reserve category, of which $540 was reclassified to asbestos and $60 was reclassified to environmental claim reserves. The increase in reserves categorized as environmental of $60 occurred because the reviews, in each of the two categories of claims, employed actuarial techniques to analyze distinct and non-overlapping blocks of reserves and associated exposures. Facts and circumstances associated with each block determined the resulting changes in category. A portion of the 2002 reclassification relates to re-estimates of the appropriate allocation among the asbestos, environmental and all other categories of the aggregate reserves (net of reinsurance) carried for certain assumed reinsurance, commuted cessions and commuted retrocessions of whole account business. As part of the 2002 reclassification, The Hartford also revised formulas that it will use to allocate (among the asbestos, environmental and all other categories) future claim payments for which reinsurance arrangements were commuted and to allocate claim payments made to effect commutations. As a result of these revisions, payments categorized as asbestos and environmental exposures will be higher in future periods than in prior periods.

In December 2002, Halliburton announced its intention to file a pre-packaged bankruptcy plan through one or more subsidiaries and in January 2003, Honeywell announced that it had reached an agreement with the plaintiffs’ bar that would enable it to file a pre-negotiated plan through its former NARCO subsidiary, then already in bankruptcy. In January 2003, Congoleum, a floor tile manufacturer, which previously had defended claims successfully in the tort system, announced its intention to file a pre-packaged plan of reorganization to be funded almost entirely with insurance proceeds. Moreover, prominent members of the plaintiffs’ and policyholders’ bars announced publicly their intention to file many more such plans. These events represented a worsening of conditions the Company observed in 2002.

In the first quarter of 2003, several events occurred that in the Company’s view confirmed the existence of a substantial long-term deterioration in the asbestos litigation environment. For example, in February 2003, Combustion Engineering, long a major asbestos defendant, filed a pre-packaged bankruptcy plan under which it proposed to emerge from bankruptcy within five weeks, before opponents of the plan could have a meaningful opportunity to object, and included many novel features in its plan that its insurers found objectionable.

As a result of these worsening conditions, the Company conducted a comprehensive, ground-up study of its asbestos exposures in the first quarter of 2003 in an effort to project, beginning at the individual account level, the effect of these trends on the Company’s estimated total exposure to asbestos liability. Based on the Company’s evaluation of the deteriorating conditions described above, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The reserve strengthening related primarily to policies effective in 1985 or prior years. The Company had incorporated an absolute asbestos exclusion in most of its general liability policies written after 1985.

During the first quarter of 2004, the Company completed an updated gross asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation indicated no change in the overall required gross asbestos reserves. During the second quarter of 2004, the Company completed an evaluation of the reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment, including asbestos liabilities. In conducting its Other Operations reinsurance recoverable review, the Company used its most recent detailed studies of gross asbestos, environmental and all other liabilities reported in the segment, including its estimate of the type and potential timing of future claims, and analyzed the legal entities through which each exposed coverage was written, the reinsurance arrangements in place at each of these legal entities and the years of potential reinsurance available. As part of its Other Operations reinsurance recoverable review, the Company also analyzed recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As a result of this evaluation, the Company reduced its estimated net reinsurance recoverable by $181, which was comprised of a $126 reduction of ceded amounts and a $55 increase in the allowance for uncollectible reinsurance. The after-tax effect of this action was $118. The Company also consolidated within the “all other” category its allowance for insolvencies and disputes that might affect reinsurance coverage associated with Other Operations into a single allowance. As of December 31, 2004, the allowance for uncollectible reinsurance totals $314.

In the third quarter of 2004, The Hartford completed an account-by-account review of its environmental exposures. During the course of this review, the Company found estimates for individual cases changed based upon the particular circumstances of each account, although the review found no apparent overarching cause or change in the claim environment. The net effect of these changes resulted in a $75 before tax increase in gross and net environmental liabilities.

In the fourth quarter of 2004, the Company completed a review of its non-asbestos and environmental exposures in Other Operations. As a result of this review, the Company increased its assumed casualty reinsurance reserves by $40. For the year ended December 31, 2004, assumed casualty reinsurance reserves were strengthened by a total of $170, including $130 of strengthening in the first quarter and $40 in the fourth quarter.

Consistent with the Company’s long-standing reserving practices, The Hartford will continue to review and monitor these reserves regularly and, where future developments indicate, make appropriate adjustments to the reserves. The loss reserving assumptions, drawn from both industry data and the Company’s experience, have been applied over time to all of this business and have resulted in reserve strengthening or reserve releases at various times over the past decade. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. Currently, the Company expects to perform an asbestos study in the second quarter of 2005 and an environmental study in the third quarter of 2005. In addition, the Company currently expects to perform a comprehensive review of Other Operations reinsurance recoverables at least annually. At any time there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will respond by making adjustments in the portion of liabilities it expects to cede or in its allowance for uncollectible reinsurance.

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2004, 2003 and 2002. Also included are the remaining asbestos and environmental exposures of Ongoing Operations.

Other Operations Claims and Claim Adjustment Expenses

	Asbestos	Environmental	All Other[1] [2]	Total

2004
Beginning liability — net	$3,794	$408	$2,392	$6,594
Claims and claim adjustment expenses incurred [5]	222	86	150	458
Claims and claim adjustment expenses paid [6]	(1,202)	(90)	(368)	(1,660)
Reclassification of allowance for uncollectible reinsurance	(330)	(10)	340	—

Ending liability — net [3] [4]	$2,484 [7]	$394	$2,514	$5,392

2003

Beginning liability — net	$1,118	$591	$2,436	$4,145
Claims and claim adjustment expenses incurred	2,612	2	484	3,098
Claims and claim adjustment expenses paid	(161)	(185)	(525)	(871)
Other [8]	225	—	(3)	222

Ending liability — net [3] [4]	$3,794	$408	$2,392	$6,594

2002

Beginning liability — net	$616	$654	$3,060	$4,330
Claims and claim adjustment expenses incurred	88	(11)	654	731
Claims and claim adjustment expenses paid	(126)	(112)	(678)	(916)
Other [9]	540	60	(600)	—

Ending liability — net [3] [4]	$1,118	$591	$2,436	$4,145

[1]	Includes unallocated loss adjustment expense reserves and allowance for uncollectible reinsurance.

[2]	The financial results of HartRe assumed reinsurance are reported in Other Operations.

[3]	Ending liabilities include asbestos and environmental reserves reported in Ongoing Operations of $13 and $9, respectively, as of December 31, 2004, $11 and $8, respectively as of December 31, 2003, and $11 and $7 respectively as of December 31, 2002. The total net claim and claim adjustment expenses incurred for the twelve months ended December 31, 2004, 2003, and 2002, respectively includes $13, $13, and $18, respectively, related to asbestos and environmental claims reported in Ongoing Operations.

[4]	Gross of reinsurance, asbestos and environmental reserves were $4,322 and $501, respectively, as of December 31, 2004; $5,884 and $542, respectively, as of December 31, 2003; and $1,994 and $682, respectively as of December 31, 2002.

[5]	Includes 2004 second quarter $181 provision associated with the evaluation of the reinsurance recoverable asset.

[6]	Asbestos payments include payments pursuant to the MacArthur settlement.

[7]	The one year and average three year net paid amounts for asbestos claims are $1,202 and $504, respectively, resulting in a one year net survival ratio of 2.1 (15.2 excluding the MacArthur payments) and a three year net survival ratio of 5.0 (16.5 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[8]	Represents the transfer of reserves pursuant to the MacArthur settlement.

[9]	The nature of these reallocations is described in the preceding discussion.

At December 31, 2004, asbestos reserves were $2.5 billion, a decrease of $1.3 billion compared to $3.8 billion as of December 31, 2003. The decrease in asbestos reserves was due primarily to the MacArthur settlement payment made in the first quarter of 2004. At December 31, 2003, asbestos reserves were $3.8 billion, an increase of $2.7 billion compared to $1.1 billion as of December 31, 2002. Net incurred losses and loss adjustment expenses were $2.6 billion for the year ended December 31, 2003. The increase in reserves for 2003 as well as the increase in paid losses reflect asbestos claim and litigation trends.

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

Of these three categories, direct policies tend to have the greatest factual developments from which to estimate the Company’s exposures. Over the last three years, including the current reporting period, the Company experienced a reduction in newly reported environmental claims on direct business, and actual claim payments have been made at levels within the Company’s previously established provisions for loss. However, with respect to asbestos claims, the Company experienced a variety of negative trends, including increasing numbers of policyholders making claims, an apparent increase in the number of claimants under such policies, and an accelerated rate of policyholder bankruptcies.

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

On December 19, 2003, Hartford Accident and Indemnity Co. (“Hartford A&I”) entered into a settlement agreement with MacArthur Co. and its subsidiary, Western MacArthur Co. Under the settlement agreement, during the first quarter of 2004, Hartford A&I paid $1.15 billion into an escrow account owned by Hartford A&I. The funds were held in the escrow account until conditions precedent to the settlement occurred in April. On April 22, 2004, the funds were disbursed from the escrow account into a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The settlement payments were accounted for as a reduction in unpaid claim and claim adjustment expenses during the first quarter of 2004.

For the past three years, direct paid loss and expense for environmental claims have declined. The vast majority of these payments have been made under settlement agreements that fully resolve The Hartford’s exposure to these insureds for environmental liabilities.
The following table sets forth, for the three years ended December 31, 2004, paid and incurred loss activity by the three categories of claims for asbestos and environmental.

Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos		Environmental
	Paid	Incurred	Paid	Incurred
	Loss & LAE [1]	Loss & LAE	Loss & LAE	Loss & LAE

2004
Gross
Direct	$1,491	$(13)	$87	$83
Assumed — Domestic	66	30	18	—
London Market	22	—	19	—

Total	1,579	17	124	83
Ceded	(377)	205	(34)	3

Net	$1,202	$222	$90	$86

2003

Gross
Direct	$226	$3,113	$109	$12
Assumed — Domestic	53	585	15	(3)
London Market	40	286	17	(8)

Total	319	3,984	141	1
Ceded	(158)	(1,372)	44	1

Net	$161	$2,612	$185	$2

2002

Gross
Direct	$212	$559	$124	$(9)
Assumed — Domestic	66	89	15	(39)
London Market	35	26	24	(26)

Total	313	674	163	(74)
Ceded	(187)	(46)	(51)	123

Net	$126	$628	$112	$49

[1] Reflects payments pursuant to the MacArthur settlement.

Outlook

The Other Operations segment will continue to manage the discontinued operations of The Hartford as well as claims (and associated reserves) related to asbestos and environmental exposure. The Hartford will continue to review various components of all of its reserves on a regular basis.

INVESTMENTS

General

The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.)

HIM’s security selection process is a multi-dimensional approach that combines independent internal credit research along with a macro economic outlook of technical trends (e.g. interest rates, slope of the yield curve and credit spreads) and market pricing to identify valuation inefficiencies and relative value buying and selling opportunities. Security selection and monitoring is performed by asset class specialists working within dedicated portfolio management teams.

HIM portfolio managers may sell securities, except those securities in an unrealized loss position for which the Company has indicated its intent and ability to hold until the price recovers, due to portfolio guidelines or market technicals or trends. For example, the Company may sell securities to capture market valuation inefficiencies or relative value opportunities through security or sector rotation, to remain compliant with internal asset/liability duration matching guidelines often times a result of changes in interest rates, or to modify a portfolio’s duration to capitalize on interest rate levels or yield curve slope.

HIM believes that advantageously buying and selling securities within a structured purchasing, monitoring and selling framework, provides the greatest economic value for the Company over the long-term.

Pursuant to the adoption of SOP 03-1, as discussed in Note 1 of Notes to Consolidated Financial Statements, on January 1, 2004, the Company reclassified $18.1 billion of separate account assets to the general account. Of this amount, $11.7 billion was associated with guaranteed separate accounts and was primarily comprised of fixed maturities. These assets are classified as available-for-sale securities with changes in fair value reported in other comprehensive income. In addition, $6.2 billion is primarily comprised of equity securities related to variable annuity products offered in Japan. These assets are classified as trading securities with changes in fair value reported in net investment income. The remaining amount of $200 related to policy loans on private placement life insurance products.

Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 24%, 19% and 16% of the Company’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the percentage of consolidated revenues for 2004, as compared to the prior years, is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of SOP 03-1.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 80% and 93% of the fair value of its invested assets as of December 31, 2004 and 2003, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 16% and 17% of the fair value of its invested assets as of December 31, 2004 and 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments”.)

Life

The primary investment objective of Life’s general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Life”.

The following table identifies the invested assets by type held in the general account as of December 31, 2004 and 2003.

Composition of Invested Assets
	2004		2003
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$50,531	73.5%	$37,462	91.0%
Equity securities, available-for-sale, at fair value	525	0.8%	357	0.9%
Equity securities, held for trading, at fair value	13,634	19.8%	—	—
Policy loans, at outstanding balance	2,662	3.9%	2,512	6.1%
Mortgage loans, at cost	923	1.3%	466	1.1%
Limited partnerships, at fair value	256	0.4%	177	0.4%
Other investments	185	0.3%	180	0.5%

Total investments	$68,716	100.0%	$41,154	100.0%

Fixed maturity investments and equity securities held for trading increased 35% and 100%, respectively, since December 31, 2003, primarily the result of fixed maturities and equity securities that were reclassified from separate accounts to the general account as a result of the adoption of SOP 03-1 coupled with positive operating cash flow.

Mortgage loans increased $457, or 98%, since December 31, 2003, as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results

The following table summarizes Life’s investment results.

(before-tax)	2004	2003	2002

Net investment income — excluding income on policy loan and trading securities	$2,690	$1,831	$1,595
Policy loan income	186	210	254
Trading securities income [1]	1,018	—	—

Net investment income — total	$3,894	$2,041	$1,849
Yield on average invested assets [2]	5.8%	6.0%	6.1%

Gross gains on sale	359	267	175
Gross losses on sale	(147)	(95)	(112)
Impairments	(25)	(162)	(380)
Periodic net coupon settlements on non-qualifying derivatives	6	26	9
GMWB derivatives, net	8	6	—
Other, net [3]	(52)	(2)	—

Net realized capital gains (losses), before-tax	$149	$40	$(308)

[1] Represents the change in value of securities classified as trading.

[2] Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities and the collateral received associated with the securities lending program. Also, for 2003, the fixed maturities associated with the acquisition of CNA’s group life and accident, long-term and short-term disability and certain specialty businesses are excluded from the weighted average invested assets.

[3] Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, as well as, the amortization of deferred acquisition costs.

2004 Compared to 2003 — Net investment income, excluding income on policy loans and trading securities, increased $859, or 47%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the prior year, and an increase in income from prepayment penalties primarily associated with commercial mortgage-backed securities (“CMBS”) and yield adjustments related to changes in prepayment speeds associated with mortgage-backed securities (“MBS”) held at a premium or discount. These increases were partially offset by a decrease in the average new invested asset yield and the repositioning of the portfolio into higher quality assets as described below.

The increase in the average invested assets base, as compared to the prior year, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, assets acquired in the CNA acquisition and operating cash flows. Income earned on separate account assets reclassified to the general account, excluding trading securities, was $619 for 2004. Income earned on assets acquired in the CNA transaction was $116 for 2004.

During 2004, the yield on average invested assets decreased from the prior year as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in 2004 of approximately 4.9%, before-tax, continues to be below the average portfolio yield. Life expects the average before-tax new investment yields in 2005 to range from 4.8% to 5.0%. If future interest rates differ from the forward rates as of December 31, 2004, the actual average new investment yields may be significantly different than yields currently expected.

Net realized capital gains during 2004 increased by $109 compared to the prior year, primarily the result of lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

In 2004, gross gains were realized as fixed maturity credit spreads tightened and portions of the Life portfolios were repositioned into higher quality assets where HIM believed greater relative value existed. Credit spreads tightened primarily due to improved credit quality, market liquidity and demand for higher yielding assets, as well as the relatively low interest rate environment. It is expected that the higher quality assets will provide greater liquidity if the credit environment and issuer default rates return to historical norms. In addition, foreign government securities were sold, primarily in the first and fourth quarters of 2004, to reduce the portfolios’ exposure to foreign holdings and realize gains associated with the decline in value of the U.S. dollar against foreign currencies.

In 2004, securities sold at a loss were predominantly corporate securities, U.S. government securities, certain asset-backed securities (“ABS”) and CMBS with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 5%, which under the Company’s current impairment policy, were deemed to be depressed only to a minor extent. In 2003, no single security was sold at a loss in excess of $8.

2003 Compared to 2002 — Net investment income, excluding policy loan income, increased $236, or 15%, compared to the prior year. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for 2003 increased by $348 compared to the prior year, primarily as a result of net gains on sales of fixed maturities and a decrease in other-than-temporary impairments on fixed maturities. Sales were the result of normal trading activity and were primarily attributable to the improvement in the corporate credit environment, general economic conditions and operating fundamentals, the decrease in interest rates and improved pricing levels for ABS. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Prior to January 1, 2004, the Company’s separate accounts reflected two categories of risk assumption: non-guaranteed separate accounts wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts wherein the Company contractually guarantees either a minimum return or the account value to the policyholder. Effective January 1, 2004, the guaranteed separate accounts are included with general account assets pursuant to SOP 03-1. As of December 31, 2004, the Company’s separate accounts totaled $140.0 billion. As of December 31, 2003, the Company’s total separate accounts totaled $136.6 billion, of which $12.1 billion was guaranteed separate accounts.

Investment objectives for non-guaranteed separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities, variable universal life insurance contracts and variable COLI. The assets and liabilities associated with variable annuity products sold in Japan do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company. Therefore, these assets are also included with general account assets effective January 1, 2004.

Products, previously recorded as guaranteed separate accounts but now recorded in the general account upon adoption of SOP 03-1, primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of these assets is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Life”.

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

The following table identifies the invested assets by type held as of December 31, 2004 and 2003.

Composition of Invested Assets
	2004		2003
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$24,410	95.6%	$23,715	96.4%
Equity securities, available-for-sale, at fair value	307	1.2%	208	0.8%
Real estate/Mortgage loans, at cost	253	1.0%	328	1.3%
Limited partnerships, at fair value	177	0.7%	168	0.7%
Other investments	379	1.5%	186	0.8%

Total investments	$25,526	100.0%	$24,605	100.0%

During 2004, fixed maturities increased $695, or 3%, primarily due to positive operating cash flow, partially offset by $1.15 billion of payments made pursuant to the MacArthur settlement.

Investment Results

The following table below summarizes Property & Casualty’s investment results.

	2004	2003	2002

Net investment income, before-tax	$1,248	$1,172	$1,060
Net investment income, after-tax [1]	$932	$889	$820
Yield on average invested assets, before-tax [2]	5.4%	5.5%	5.8%
Yield on average invested assets, after-tax [1] [2]	4.1%	4.2%	4.5%

Gross gains on sale	$210	$397	$282
Gross losses on sale	(83)	(125)	(181)
Impairments	(13)	(38)	(199)
Periodic net coupon settlements on non-qualifying derivatives	9	18	15
Other, net [3]	10	1	15

Net realized capital gains (losses), before-tax	$133	$253	$(68)

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.

2004 Compared to 2003 — Before-tax net investment income increased $76, or 6%, and after-tax net investment income increased $43, or 5%, compared to the prior year. The increases in net investment income were primarily due to income earned on a higher average invested assets base in 2004, as compared to prior year, partially offset by a decrease in the average new invested asset yield and the repositioning of the portfolio into higher quality assets as described below.

In 2004, the yield on average invested assets decreased slightly from prior year as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new asset purchases in 2004 of approximately 4.9%, before-tax, continues to be below the average portfolio yield. Property & Casualty expects the average before-tax new investment yields in 2005 to range from 4.8% to 5.0%. If future interest rates differ from the forward rates as of December 31, 2004, the actual average new investment yields may be significantly different from the yields currently expected.

Net realized capital gains for 2004 decreased $120 as compared to the prior year as a result of lower net realized gains on sales of fixed maturity securities, partially offset by lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

In 2004, gross gains were realized as fixed maturity credit spreads tightened and portions of the Property & Casualty portfolios were repositioned into higher quality assets where HIM believed greater relative value existed. Credit spreads tightened primarily due to improved credit quality, market liquidity and demand for higher yielding assets, as well as the relatively low interest rate environment. It is expected that the higher quality assets will provide greater liquidity if the credit environment and issuer default rates return to historical norms. In addition, foreign government securities were sold, primarily in the first and fourth quarters of 2004, to reduce the portfolios’ exposure to foreign holdings and realize gains associated with the decline in value of the U.S. dollar against foreign currencies.

In 2004, securities sold at a loss were predominantly corporate securities, U.S. government securities, certain ABS and CMBS with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 5%, which under the Company’s current impairment policy were deemed to be depressed only to a minor extent. In 2003, no Property & Casualty security was sold at a loss in excess of $10.

2003 Compared to 2002 — Before-tax net investment income increased $112, or 11%, and after-tax net investment income increased $69, or 8%, compared to the prior year. The increases in net investment income were primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Yields on average invested assets decreased from the prior year as a result of lower rates on new investment purchases.

Net realized capital gains (losses) for 2003 improved by $321 compared to the prior year. The improvement was primarily the result of net gains on sales of fixed maturity investments, Trumbull Associates, LLC and a decrease in other-than-temporary impairments. In the first half of 2003, interest rates fell to historical lows, the yield curve steepened and credit spreads rallied significantly. The portfolio was repositioned to realize the available gains, modestly move out the yield curve and improve statutory surplus. This strategy resulted in approximately $175 of before-tax gains but adversely impacted Property & Casualty’s before-tax net investment income in 2004 by approximately 8 basis points. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Corporate

The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of December 31, 2004 and 2003, Corporate held $159 and $86, respectively, of short-term fixed maturity investments. In addition, Corporate held $7 and $2, respectively, of other investments as of December 31, 2004 and 2003.

Investment Management Activities

During 2004, HIM issued one and began serving as the collateral asset manager for two additional synthetic collateralized loan obligations (“CLOs”), which invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). The notional value of the referenced bank loan portfolios from the three synthetic CLOs as of December 31, 2004 was $1.1 billion. The synthetic CLOs issued approximately $185 of notes and preferred shares (“CLO issuances”), approximately $170 of which was to third party investors. The proceeds from the CLO issuances were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps.

Pursuant to the requirements of FIN 46R, the Company has concluded that the three synthetic CLOs are variable interest entities (“VIEs”) and for the CLO issued in 2004, the Company is the primary beneficiary and must consolidate this CLO. Accordingly, the Company has recorded in the consolidated balance sheets $65 of cash and invested assets, total return swaps with a fair value of $3 in other assets, which reference a bank loan portfolio with a maximum notional of $400, and $52 in other liabilities related to the CLO issuances. The total return from the referenced bank loan portfolio of $3 was received via the total return swap and recorded in realized capital gains and losses. Income from the fixed maturity collateral account and CLO issuance investor payments were recorded in net investment income in the consolidated statements of operations. The Company’s investment in the consolidated synthetic CLO issuance is $14, which is its maximum exposure to loss. Of the two non-consolidated synthetic CLOs, the Company has a $2 preferred share investment in one of the CLO issuances, which is its maximum exposure to loss. The investors in the three synthetic CLO issuances have recourse only to the VIE assets and not to the general credit of the Company. The collateral management fees earned by HIM for the two non-consolidated synthetic CLOs totaled $3 for the year ended December 31, 2004 and are reported in other income in the consolidated statements of operations.

Other-Than-Temporary Impairments

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired its carrying amount is written-down to current market value and a realized loss is recorded in the Company’s consolidated statements of operations. (For further discussion regarding the Company’s other-than-temporary impairment policy, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.)

The following table identifies the Company’s other-than-temporary impairments by type.

Other-Than-Temporary Impairments by Type
	Life			Property & Casualty			Consolidated
(before-tax)	2004	2003	2002	2004	2003	2002	2004	2003	2002

ABS
Aircraft lease receivables	$2	$29	$73	$—	$—	$11	$2	$29	$84
Collaterized debt obligations (“CDOs”)	4	21	35	1	10	12	5	31	47
Credit card receivables	—	12	9	—	2	—	—	14	9
Interest only securities	—	5	3	—	7	4	—	12	7
Manufactured housing (“MH”) receivables	—	9	14	—	—	8	—	9	22
Mutual fund fee receivables	—	3	16	—	—	2	—	3	18
Other ABS	—	3	13	6	—	3	6	3	16

Total ABS	6	82	163	7	19	40	13	101	203
Commercial mortgages	3	—	—	—	—	—	3	—	—
CMBS	3	5	4	—	—	—	3	5	4
Corporate
Financial services	—	4	6	—	—	4	—	4	10
Food and beverage	3	25	—	—	—	—	3	25	—
Technology and communications	1	3	142	—	2	116	1	5	258
Transportation	—	7	1	—	3	5	—	10	6
Utilities	—	—	23	—	1	17	—	1	40
Other Corporate	—	8	13	1	3	11	1	11	24

Total Corporate	4	47	185	1	9	153	5	56	338
Equity	7	21	17	5	9	3	12	30	20
Foreign government	—	—	11	—	—	3	—	—	14
MBS — interest only securities	2	7	—	—	1	—	2	8	—

Total other-than-temporary impairments	$25	$162	$380	$13	$38	$199	$38	$200	$579

The decrease in other-than-temporary impairments during 2003 and 2004 in comparison to 2002 levels is due to an improvement in the corporate credit environment, general economic conditions and operating fundamentals, and improved pricing levels for ABS. In general, security issuers’ operating fundamentals have improved due to reduced company leverage, improved liquidity and the successful implementation of various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields. The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2004, 2003 and 2002, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.

2004

During 2004 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. In aggregate, other-than-temporary impairments recorded on ABS primarily relate to the decline in market values of certain previously impaired securities. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by two highly rated financial services companies. These securities are variable rate securities with unique structural interest rate reset characteristics that have sustained a decline in market value for an extended period of time primarily as a result of the increase in short-term interest rates after the security’s interest rate reset period. As of December 31, 2004, the Company did not hold other perpetual preferred securities in an unrealized loss position with similar interest rate reset characteristics.

2003

During 2003, other-than-temporary impairments were primarily recorded on ABS, corporate fixed maturities and equity securities. The ABS other-than-temporary impairments were primarily due to the continued deterioration of the underlying collateral supporting the various transactions. A significant portion of corporate fixed maturity other-than-temporary impairments during 2003 resulted from various issuers who experienced fraud or accounting irregularities. In addition, during the first half of the year, corporate debt issuers in the transportation sector, specifically issuers in the airline sector, deteriorated as a result of the continued decline in airline travel. During 2003, there was one security for which a significant (e.g. $15 or greater) other-than-temporary impairment was recorded, the circumstances of which are discussed in more detail below.

•	The $25 of impairments on corporate fixed maturities within the food and beverage sector related to securities issued by the Italian dairy concern, Parmalat SpA. Parmalat filed for bankruptcy in December 2003 due to liquidity problems when it was discovered that 4 billion euros of liquid investments previously reported on its balance sheet were non-existent.

The following list identifies ABS and equity impairment losses recognized in 2003 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral or equity security types. The circumstances giving rise to those losses are as follows:

•	The $31 of CDO other-than-temporary impairments consisted of approximately ten securities, the majority of which were interests in the lower tranches of securities backed by high yield corporate debt. These impairments were primarily the result of continued high default rates in 2003 and lower recovery rates on the CDO’s underlying collateral.

•	The $29 of other-than-temporary impairments recognized on ABS supported by aircraft lease receivables primarily consisted of investments in lower tranches of five transactions. These securities are supported by aircraft leases and enhanced equipment trust certificates (together, “aircraft lease receivables”) issued by multiple airlines that had sustained a steep decline in market value and adverse change in expected cash flows due to continued lower aircraft lease rates, airline bankruptcies and the prolonged decline in airline travel.

•	The $30 of the other-than-temporary impairments recorded on equity securities primarily related to various diversified mutual funds. The market values of these funds had fallen since the date of purchase due to declines in primarily the equity markets and were not expected to recover within a reasonable period of time. Due to the severity of the price depression and length of time the holdings were in an unrealized loss position, these securities were deemed to be other-than-temporarily impaired.

In addition to the impairments described above, fixed maturity and equity securities were sold at losses during 2003, with no single security sold at a loss in excess of $10.

2002

During 2002, other-than-temporary impairments on ABS were primarily driven by collateral deterioration associated with securities backed by aircraft lease receivables and high yield debt. Impairments recognized on corporate fixed maturities were concentrated in the technology and communications sector and were primarily driven by weakening economic conditions and operating fundamentals in the sector. Other-than-temporary impairments were also recorded on equity securities, the majority of which related to various diversified mutual funds. The market values of these funds had fallen since the date of purchase due to declines in the bond and equity markets and were not expected to recover within a reasonable period of time. Due to severity of the price depression and length of time the holdings were in an unrealized loss position, these securities were deemed to be other-than-temporarily impaired. During 2002, there were 8 securities for which a significant (e.g. $15 or greater) other-than-temporary impairment was recorded which are discussed in more detail below.

•	Of the technology and communications sector impairments, $110 related to securities issued by WorldCom and its subsidiary MCI, which filed for Chapter 11 bankruptcy protection in July 2002 as a result of liquidity problems driven by economic and operating weakness in this sector, and specific issues related to accounting fraud.

•	Of the $84 of impairments relating to ABS backed by aircraft lease receivables, $41 related to investments in the lower tranches of one transaction that experienced a steep decline in fair value as a result of a significant decrease in aircraft lease payments and lower appraised values on the underlying collateral. This transaction was primarily supported by lower quality aircraft and was significantly impacted by the decline in airline travel and numerous airline bankruptcies resulting from the catastrophic events of September 11, 2001. The remaining $43 of impairments on aircraft lease receivables were primarily related to two other transactions that were also adversely impacted by similar circumstances surrounding the airline industry in 2002.

•	In the technology and telecommunications sector, $32 of impairments were recognized on fixed maturity securities issued by a major U.S. telecom equipment manufacturer. This issuer had amassed high levels of debt to acquire assets and subsequently experienced liquidity difficulties due to the downturn in demand and economic conditions within the technology and telecommunications sector. As a result, this issuer initiated a debt restructuring in 2002.

•	Of the impairments recognized on ABS securities backed by MH receivables, $21 related to three securities issued by the same transaction. These securities were backed by the transaction sponsor who ultimately filed for Chapter 11 bankruptcy protection as a result of numerous defaults on the underlying loans. The manufactured housing sector experienced above average default rates in 2002 primarily due to weak underwriting practices and loan originators extending credit to sub-prime borrowers.

•	Another $15 of impairments in the technology and communications sector related to a Canada based local and long-distance communications carrier. As a result of excess capacity and margin erosion within the long-distance sector, this issuer began to experience liquidity problems and eventually filed for bankruptcy in 2002.

•	Also within the technology and communications sector, $15 of the impairments recognized related to a major U.S. local and long-distance service provider. This issuer had amassed high levels of debt to increase capacity and was significantly impacted by reduced demand and margin erosion, particularly within the long-distance sector. As a result, this issuer initiated a debt restructuring in 2002.

The following identifies ABS impairment losses recognized in 2002 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral. The circumstances giving rise to those losses are as follows:

•	The $47 of CDO impairments consisted of approximately ten securities, the majority of which were interests in the lower tranches of transactions backed by high yield corporate debt. These impairments were primarily driven by deterioration in the underlying collateral resulting from corporate bankruptcies and above average defaults on high yield bonds.

In addition to the impairments described above, fixed maturity and equity securities were sold at losses during 2002, with no single security sold at a loss in excess of $13.

The favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, political stability and collateral performance. In addition, as discussed in Note 1 of Notes to Consolidated Financial Statements, the future adoption of EITF Issue No. 03-1 could result in the recognition of additional other-than-temporary impairments. While the ultimate impact of the adoption of this standard is still unknown, depending on the nature of the ultimate guidance, adoption of this standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $265 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation. (For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section of the MD&A.)

INVESTMENT CREDIT RISK

The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Finance Committee of the Company’s Board of Directors.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established Company limits and monitored on a regular basis.

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies.

Derivative Instruments

The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated Aa/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.

In addition to counterparty credit risk, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool. Total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy. The average S&P rating for these referenced security issuer debt obligations is A.

The Company also uses credit defaults swaps to reduce its credit exposure by entering into agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to the specified issuers. The average S&P rating for all of these referenced securities issuers is A-.

As of December 31, 2004 and 2003, the notional value of total return and credit default swaps totaled $2.2 billion and $1.0 billion, respectively, and the swap fair value totaled $8 and $(33), respectively.

Fixed Maturities

The following table identifies fixed maturity securities by type on a consolidated basis as of December 31, 2004 and 2003.

Consolidated Fixed Maturities by Type
	2004					2003
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$7,446	$95	$(72)	$7,469	9.9%	$6,483	$154	$(113)	$6,524	8.9%
CMBS	11,306	475	(33)	11,748	15.6%	10,230	545	(44)	10,731	14.7%
Collateralized mortgage obligations (“CMOs”)	1,218	12	(3)	1,227	1.6%	1,059	17	(3)	1,073	1.5%
Corporate
Basic industry	3,131	234	(9)	3,356	4.5%	3,343	223	(15)	3,551	4.8%
Capital goods	2,033	159	(10)	2,182	2.9%	2,037	143	(10)	2,170	3.0%
Consumer cyclical	3,229	207	(13)	3,423	4.6%	3,305	217	(11)	3,511	4.8%
Consumer non-cyclical	3,394	245	(12)	3,627	4.8%	3,525	234	(17)	3,742	5.1%
Energy	1,770	147	(5)	1,912	2.5%	2,026	142	(11)	2,157	3.0%
Financial services	8,201	589	(33)	8,757	11.7%	7,848	560	(44)	8,364	11.5%
Technology and communications	4,940	440	(15)	5,365	7.2%	5,051	496	(19)	5,528	7.6%
Transportation	766	52	(2)	816	1.1%	778	52	(7)	823	1.1%
Utilities	3,361	302	(13)	3,650	4.9%	3,101	224	(20)	3,305	4.5%
Other	1,001	69	(5)	1,065	1.4%	806	46	(6)	846	1.2%
Government/Government agencies
Foreign	1,648	153	(5)	1,796	2.4%	1,605	171	(3)	1,773	2.4%
United States	1,116	22	(6)	1,132	1.5%	1,401	33	(4)	1,430	1.9%
MBS — agency	2,774	29	(4)	2,799	3.7%	2,794	43	(3)	2,834	3.9%
Municipal
Taxable	919	34	(9)	944	1.3%	625	19	(15)	629	0.9%
Tax-exempt	9,670	726	(3)	10,393	13.8%	9,445	775	(4)	10,216	14.0%
Redeemable preferred stock	36	3	—	39	0.1%	77	3	—	80	0.1%
Short-term	3,400	—	—	3,400	4.5%	3,708	3	—	3,711	5.1%

Total fixed maturities	$71,359	$3,993	$(252)	$75,100	100.0%	$69,247	$4,100	$(349)	$72,998	100.0%

Total general account fixed maturities						$58,127	$3,413	$(277)	$61,263	83.9%
Total guaranteed separate account fixed maturities [1]						$11,120	$687	$(72)	$11,735	16.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The Company’s fixed maturity portfolio gross unrealized gains and losses as of December 31, 2004 in comparison to December 31, 2003 were primarily impacted by changes in interest rates, foreign currency exchange rates, credit spreads and security sales. The Company’s fixed maturity gross unrealized gains decreased $107 from December 31, 2003 to December 31, 2004 primarily due to sales of securities in a gain position and the increase in interest rates (e.g. short-term through five-year rates) offset by credit spread tightening and changes in foreign currency exchange rates. The gross unrealized loss amount decreased by $97 from December 31, 2003 to December 31, 2004 primarily due to credit spread tightening, improved pricing levels for certain CDOs and ABS, security sales and, to a lesser extent, other-than-temporary impairments, offset by interest rate increases.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for ABS and CMBS. In 2004, HIM continued to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities attractive spread levels and underlying asset diversification and quality. In general, CMBS securities have lower prepayment risk than MBS due to contractual penalties.

As of December 31, 2004 and 2003, 18% of the fixed maturities were invested in private placement securities, including 11% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

At the December 14th, 2004 Federal Open Market Committee policy meeting, the overnight funds rate was raised a quarter-point for the fifth time in 2004 to 2.25%. The Fed members indicated that the economy is growing at a moderate pace and the job market continues to show gradual improvement despite higher energy and commodity prices. The Company continues to expect the Fed to raise short-term interest rates at a measured pace for the foreseeable future unless inflationary pressures accelerate. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows or the U.S. dollar continues to devalue in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

The following table identifies fixed maturities by credit quality on a consolidated basis as of December 31, 2004 and 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	2004			2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,109	$5,160	6.9%	$5,274	$5,357	7.3%
AAA	17,984	18,787	25.0%	15,672	16,552	22.7%
AA	8,090	8,546	11.4%	7,377	7,855	10.8%
A	16,905	18,131	24.2%	17,646	18,750	25.7%
BBB	16,853	17,904	23.8%	16,143	17,114	23.4%
BB & below	3,018	3,172	4.2%	3,427	3,659	5.0%
Short-term	3,400	3,400	4.5%	3,708	3,711	5.1%

Total fixed maturities	$71,359	$75,100	100.0%	$69,247	$72,998	100.0%

Total general account fixed maturities				$58,127	$61,263	83.9%
Total guaranteed separate account fixed maturities [1]				$11,120	$11,735	16.1%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of December 31, 2004 and 2003, 95% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the BIG fixed maturities by type as of December 31, 2004 and 2003.

Consolidated BIG Fixed Maturities by Type
	2004			2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

ABS	$257	$228	7.2%	$293	$275	7.5%
CMBS	154	166	5.3%	185	190	5.2%
Corporate
Basic industry	327	347	11.0%	395	413	11.3%
Capital goods	180	181	5.7%	177	187	5.1%
Consumer cyclical	227	242	7.6%	392	424	11.6%
Consumer non-cyclical	250	263	8.3%	413	430	11.7%
Energy	91	96	3.0%	96	105	2.9%
Financial services	23	24	0.8%	22	23	0.6%
Technology and communications	470	508	16.0%	418	505	13.8%
Transportation	12	13	0.4%	59	61	1.7%
Utilities	456	486	15.3%	509	530	14.5%
Foreign government	484	531	16.7%	416	463	12.7%
Other	87	87	2.7%	52	53	1.4%

Total fixed maturities	$3,018	$3,172	100.0%	$3,427	$3,659	100.0%

Total general account fixed maturities				$2,681	$2,877	78.6%
Total guaranteed separate account fixed maturities [1]				$746	$782	21.4%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of December 31, 2004 and 2003, the Company held no issuer of a BIG security with a fair value in excess of 4% and 3%, respectively, of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of decisions to reduce exposure to lower credit quality assets resulting from the securities’ significant credit spread tightening and re-invest in higher quality securities.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of December 31, 2004 and 2003, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	2004			2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$7,572	$7,525	$(47)	$4,867	$4,826	$(41)
Greater than three months to six months	573	567	(6)	3,991	3,854	(137)
Greater than six months to nine months	3,405	3,342	(63)	404	382	(22)
Greater than nine months to twelve months	462	445	(17)	151	142	(9)
Greater than twelve months	2,417	2,285	(132)	1,844	1,688	(156)

Total	$14,429	$14,164	$(265)	$11,257	$10,892	$(365)

Total general account				$9,234	$8,941	$(293)
Total guaranteed separate accounts [1]				$2,023	$1,951	$(72)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the unrealized loss amount since December 31, 2003 is primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS, asset sales, and, to a lesser extent, other-than-temporary impairments, offset in part by an increase in the short-term through five-year interest rates. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

As a percentage of amortized cost, the average security or fixed maturity unrealized loss at December 31, 2004 and 2003 was less than 2% and 4%, respectively. As of December 31, 2004 and 2003, fixed maturities represented $252, or 95%, and $349, or 96%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of December 31, 2004 and 2003 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to EITF Issue No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of December 31, 2004 and 2003, for which management’s best estimate of future cash flows adversely changed during the reporting period. (For further discussion of the other-than-temporary impairments criteria, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% of the total unrealized loss amount as of December 31, 2004 and 2003.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2004 and 2003 are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	2004				2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$227	$172	$(55)	25.9%	$174	$116	$(58)	31.0%
CDOs	76	72	(4)	1.9%	176	153	(23)	12.3%
Credit card receivables	88	86	(2)	0.9%	123	111	(12)	6.4%
Other ABS	502	496	(6)	2.8%	490	479	(11)	5.9%
CMBS	896	878	(18)	8.5%	203	194	(9)	4.8%
Corporate
Basic industry	355	347	(8)	3.8%	74	70	(4)	2.1%
Consumer cyclical	277	269	(8)	3.8%	48	45	(3)	1.6%
Consumer non-cyclical	436	425	(11)	5.2%	52	49	(3)	1.6%
Financial services	1,271	1,234	(37)	17.5%	747	710	(37)	19.8%
Technology and communications	435	421	(14)	6.6%	55	52	(3)	1.6%
Utilities	324	313	(11)	5.2%	103	95	(8)	4.3%
Other	484	468	(16)	7.5%	136	122	(14)	7.5%
Other securities	913	891	(22)	10.4%	18	16	(2)	1.1%

Total	$6,284	$6,072	$(212)	100.0%	$2,399	$2,212	$(187)	100.0%

Total general accounts					$1,760	$1,619	$(141)	75.4%
Total guaranteed separate accounts [1]					$639	$593	$(46)	24.6%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The increase in 2004 consolidated available-for-sale securities with an unrealized loss greater than six months amounts was primarily driven by the aging of securities depressed due to interest rate changes from the date of purchase. This increase was partially offset by improved pricing levels for certain CDOs and ABS, credit spread tightening, security sales and other-than-temporary impairments.

With the exception of ABS security types, the majority of the securities in an unrealized loss position for six months or more as of December 31, 2004 were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables — The decrease in the unrealized loss position during 2004 was primarily the result of improving pricing levels for certain issuers in this sector, as well as by other-than-temporary impairments taken during the year. In prior years, these securities had suffered a decrease in value as a result of a prolonged decline in airline travel, the uncertainty of a potential industry recovery and lack of market liquidity in this sector. Although uncertainty surrounding the stability of domestic airlines continues to weigh heavily on this sector, worldwide travel and aircraft demand appears to be improving. While the Company has seen modest price increases and greater liquidity in this sector during 2004, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

Financial services — As of December 31, 2004, the Company held approximately 110 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2004. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2004 and 2003. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2004 and 2003, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For a further discussion, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.)

The following table presents the Company’s unrealized loss aging for BIG and equity securities on a consolidated basis as of December 31, 2004 and 2003.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	2004			2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$326	$322	$(4)	$133	$129	$(4)
Greater than three months to six months	33	32	(1)	134	129	(5)
Greater than six months to nine months	174	165	(9)	81	73	(8)
Greater than nine months to twelve months	81	75	(6)	18	17	(1)
Greater than twelve months	285	240	(45)	417	349	(68)

Total	$899	$834	$(65)	$783	$697	$(86)

Total general accounts				$663	$593	$(70)
Total guaranteed separate accounts [1]				$120	$104	$(16)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the BIG and equity security unrealized loss amount for securities classified as available-for-sale during 2004 was primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS and other-than-temporary impairments, partially offset by rating agency downgrades for certain issuers in the aircraft lease receivables sector. (For a further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2004 and 2003 are presented in the following table.

Consolidated Available-for-Sale BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type
	2004				2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$129	$96	$(33)	55.0%	$55	$36	$(19)	24.6%
CDOs	27	25	(2)	3.3%	44	34	(10)	13.0%
Credit card receivables	8	8	—	—	45	34	(11)	14.3%
Other ABS	11	10	(1)	1.7%	12	9	(3)	3.9%
CMBS	—	—	—	—	47	40	(7)	9.1%
Corporate
Financial services	169	158	(11)	18.3%	142	128	(14)	18.2%
Technology & communication	61	57	(4)	6.7%	6	6	—	—
Utilities	37	34	(3)	5.0%	76	70	(6)	7.8%
Other	82	76	(6)	10.0%	84	77	(7)	9.1%
Other securities	16	16	—	—	5	5	—	—

Total	$540	$480	$(60)	100.0%	$516	$439	$(77)	100.0%

Total general accounts					$417	$355	$(62)	80.5%
Total guaranteed separate accounts [1]					$99	$84	$(15)	19.5%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the consolidated available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2003 was primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS, other-than-temporary impairments taken during the year and, to a lesser extent, asset sales. This decrease was partially offset by rating agency downgrades for certain issuers in the aircraft lease receivables sector. (For a further discussion of the Company’s current view of risk factors relative to certain security types listed above, see the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.)

CAPITAL MARKETS RISK MANAGEMENT

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

Market Risk

The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios.

Interest Rate Risk

The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. Duration is the weighted average term-to-maturity of a security’s cash flows, and is used to approximate the percentage change in the price of a security for a 100-basis-point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.

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

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligation. The discount rate assumption is based upon an interest rate yield curve comprised of AAA/AA bonds with maturities between zero and thirty years. Declines in long-term interest rates have had a negative impact on the funded status of the plans. (For a further discussion of interest rate risk associated with the plans, see the Capital Resource and Liquidity section of the MD&A under “Pension Plans and Other Postretirement Benefits” and Note 17 of Notes to Consolidated Financial Statements.)

The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate Life investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Life products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, significant portions of Life’s fixed income product offerings have market value adjustment provisions at contract surrender.

Equity Risk

The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Life’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, Life offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline. (For a further discussion, see Life “Equity Risk” in this section of the MD&A.)

The Company does not have significant equity risk exposure from invested assets. In March 2003, the Company decided to liquidate certain equity securities and reinvest the proceeds into fixed maturity investments, thereby reducing its exposure to equity price risk. The Company has not materially changed other aspects of its overall asset allocation position or market risk since December 31, 2003.

The Company is also subject to equity risk based upon the expected long-term rate of return assumption associated with the Company’s pension and other postretirement benefit obligation. The Company determines the long-term rate of return assumption for the plans’ portfolio based upon an analysis of historical returns. Declines in equity returns have had a negative impact on the funded status of the plans. (For a further discussion of equity risk associated with the plans, see the Capital Resource and Liquidity section of the MD&A under “Pension Plans and Other Postretirement Benefits” and Note 17 of Notes to Consolidated Financial Statements.)

Foreign Currency Exchange Risk

The Company’s currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in the Japanese Life operation and a yen denominated individual fixed annuity product, and to a lesser extent, its GMDB and GMIB benefit associated with its Japanese variable annuities. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

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

Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike rate or falls below the floor strike rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception and no principal payments are exchanged.

Forward contracts are customized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument.

Financial futures are standardized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument. Futures contracts trade on organized exchanges. Margin requirements for futures are met by pledging securities, and changes in the futures’ contract values are settled daily in cash.

Option contracts grant the purchaser, for a premium payment, the right to either purchase from or sell to the issuer a financial instrument at a specified price, within a specified period or on a stated date.

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be a periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts.

Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk for both the general and guaranteed separate accounts at December 31, 2004 and 2003 were $54.1 billion and $37.3 billion, respectively. The increase in the derivative notional amount during 2004 was primarily due to the embedded derivatives associated with the GMWB product feature.

The following discussions focus on the key market risk exposures within Life and Property & Casualty portfolios.

Life

Life is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to support policyholder and corporate obligations. Life’s fixed maturity portfolios and certain investment contract and insurance product liabilities have material market exposure to interest rate risk. In addition, Life’s operations are significantly influenced by changes in the equity markets. Life’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Life’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, the investment in the Japanese Life operation and certain foreign currency based individual fixed annuity contracts, and to a lesser extent, its GMDB and GMIB benefits associated with its Japanese variable annuities.

Interest Rate Risk

Life’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact Life’s profitability. In certain scenarios where interest rates are volatile, Life could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing guaranteed minimum withdrawal or death benefits, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments

Life’s general account investment portfolios, including guaranteed separate accounts as of December 31, 2003, primarily consist of investment grade fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these investments was $50.5 billion and $49.2 billion at December 31, 2004 and 2003, respectively. The fair value of these investments and Life’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 5.0 and 4.8 as of December 31, 2004 and 2003, respectively. In 2004, the duration of certain Life portfolios were modestly lengthened, which generated additional interest income.

Liabilities

Life’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and other insurance products such as long-term disability.

Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of Life’s variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-to-intermediate term.

While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

The Company also manages the risk of other insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short and long-term disability contracts. The cash out flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Contract duration can range from less than one year to typically up to ten years.

Derivatives

Life utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts to a fixed or variable rate. In addition, interest rate swaps are used to convert the contract rate on certain liability products offered by the Company into a rate that trades in a more liquid and efficient market. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.

Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company’s fixed maturity investments.

At December 31, 2004 and 2003, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $9.9 billion and $9.5 billion, respectively ($7.7 billion and $7.8 billion, respectively related to insurance investments and $2.2 billion and $1.7 billion, respectively related to life insurance liabilities). The fair value of these derivatives as reflected on the consolidated balance sheets was $41 and $142 as of December 31, 2004 and 2003, respectively.

Calculated Interest Rate Sensitivity

The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and certain other insurance product liabilities (e.g. short and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by Life, are included in the following table along with the corresponding general and guaranteed separate account assets. Also included in this analysis are the interest rate sensitive derivatives used by Life to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis because the investments lack sensitivity to interest rate changes. Non-guaranteed separate account assets and liabilities and equity securities held for trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The estimated change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2004		2003
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$(73)	$15	$(27)	$(19)

The fixed liabilities included above represented approximately 50% and 60% of Life’s general account liabilities as of December 31, 2004 and Life’s general and guaranteed separate account liabilities as of December 31, 2003. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

The after-tax change in fair value of the general account invested asset portfolios that support certain universal life-type contracts and other insurance contracts that possess significant mortality risk are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Fair Value As of December 31,
	2004		2003
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$501	$(491)	$481	$(473)

The selection of the 100 basis point parallel shift in the yield curve was made only as a hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

Equity Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company’s financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, the Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Company sells variable annuity contracts that offer one or more benefit guarantees that generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation in both product design and in equity market risk management and that, in the absence of this innovation, its market share could decline.

The Company sells variable annuity contracts that offer various guaranteed death and income benefits. The Company maintains a liability for the death and income benefit costs, net of reinsurance, of $138, as of December 31, 2004. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.

The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2004 is $8.3 billion. Due to the fact that 80% of this amount is reinsured, the Company’s net exposure is $1.6 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

In addition, the Company offers certain variable annuity products with a GMWB rider. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.

The net impact of the change in value of the embedded derivative net of the results of the hedging program was an $8 gain before deferred policy acquisition costs and tax effects for the year ended December 31, 2004. As of December 31, 2004, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $37.7 billion and $170, respectively.

In December 2004, the Company purchased one and two year S&P 500 put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of December 31, 2004, the notional and market value related to this strategy was $1.9 billion and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.

Currency Exchange Risk

Currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily denominated in Euro, Sterling, Yen and Canadian dollars, as well as Life’s investment in foreign operations, primarily Japan, and the yen based individual fixed annuity product and, to a lesser extent, its GMDB and GMIB benefits associated with its Japanese variable annuities.

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities at December 31, 2004 and 2003, were approximately $2.5 billion and $2.0 billion, respectively. In order to manage its currency exposures, Life enters into foreign currency swaps and forwards to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2004 and 2003, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.7 billion and $1.4 billion, respectively, and total fair value of $(503) and $(299), respectively.

The functional currency of the Japanese operation is the Japanese yen. Accordingly, the premiums, claims, commissions and investment income are paid or received in yen. In addition, most of the Japanese operation’s investments are yen denominated.

The net investment in the Japanese operation was approximately $673 and $250, as of December 31, 2004 and 2003, respectively. Life has entered into the yen denominated forwards to hedge a substantial portion of the net investment in the Japanese operation. At December 31, 2004 and 2003, the derivatives used to hedge the net investment in the Japanese operation had a total notional value of $401 and $200, respectively, and total fair value of $(23) and $(4), respectively.

The yen based fixed annuity product is written by Hartford Life Insurance KK, a wholly-owned Japanese subsidiary of HLA, and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned subsidiary of Hartford Life, Inc. The yen denominated fixed annuity product is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2004 yen to dollar spot rate. To mitigate the yen exposure associated with the product, during the fourth quarter of 2004, the Company entered into pay fixed U.S. dollar receive fixed yen, zero coupon currency swaps and forwards (dollar to yen derivatives). As of December 31, 2004 the dollar to yen derivatives had a notional and fair value of $611 and $10, respectively.

Based on the fair values of Life’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2004 and 2003, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $9 and $20, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

Property & Casualty

Property & Casualty attempts to maximize economic value while generating appropriate after-tax income and sufficient liquidity to meet policyholder and corporate obligations. Property & Casualty’s investment portfolio has material exposure to interest rates. The Company continually monitors these exposures and makes portfolio adjustments to manage these risks within established limits.

Interest Rate Risk

The primary exposure to interest rate risk in Property & Casualty relates to its fixed maturity investments, including corporate bonds, asset-backed securities, municipal bonds, commercial mortgage-backed securities and collateralized mortgage obligations. The fair value of these investments was $24.4 billion and $23.7 billion at December 31, 2004 and 2003, respectively. The fair value of these and Property & Casualty’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, embedded call features within securities are exercised with greater frequency and paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely during periods of rising interest rates, the rate of prepayments generally decline. Derivative instruments such as swaps, caps and options are used to manage interest rate risk and had a total notional amount as of December 31, 2004 and 2003 of $1.5 billion and $1.4 billion, respectively, and fair value of $7 and $19, respectively.

One of the measures Property & Casualty uses to quantify its exposure to interest rate risk inherent in its invested assets is duration. The weighted average duration of the fixed maturity portfolio was 4.6 and 4.7 as of December 31, 2004 and 2003, respectively. In 2004, the duration of the Property & Casualty portfolios were modestly shortened in anticipation of higher future interest rates.

Calculated Interest Rate Sensitivity

The following table provides an analysis showing the estimated after-tax change in the fair value of Property & Casualty’s fixed income investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2004 and 2003. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact the investments are accounted for under the equity method and lack sensitivity to interest rate changes.

	Change in Fair Value As of December 31,
	2004		2003
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$750	$(725)	$738	$(714)

The selection of the 100 basis point parallel shift in the yield curve was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets remains materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations or non-parallel changes in interest rates.

Currency Exchange Risk

Currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily Euro, Sterling and Canadian dollar denominated securities. The risk associated with these securities relates to potential decreases in value resulting from unfavorable changes in foreign exchange rates. The fair value of these fixed maturity securities at December 31, 2004 and 2003 was $1.4 billion and $1.2 billion, respectively.

In order to manage its currency exposures, Property & Casualty enters into foreign currency swaps and forward contracts to hedge the variability in cash flow associated with certain foreign denominated securities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2004 and 2003, the derivatives used to hedge currency exchange risk had a total notional value of $370 and $325, respectively, and total fair value of $(70) and $(26), respectively.

Based on the fair values of Property & Casualty’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2004 and 2003, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of approximately $63 and $49, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

Corporate

Interest Rate Risk

The primary exposure to interest rate risk in Corporate relates to the Company’s debt. The table below provides information as of December 31, 2004 on Corporate’s debt obligations and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2003.

							2004	2003
	2005	2006	2007	2008	2009	Thereafter	Total	Total

Short-term Debt [1]
Amount	$623	$—	$—	$—	$—	$—	$623	$1,050
Weighted average interest rate	4.6%	—	—	—	—	—	4.6%	2.4%
Fair value							$626	$1,055
Long-term Debt
Amount	$—	$250	$500	$1,220	$—	$2,345	$4,315	$4,615
Weighted average interest rate	—	2.3%	5.7%	3.6%	—	6.1%	5.1%	5.8%
Fair value							$4,887	$5,173

[1]	Includes current maturities of long-term debt: $250 of 7.75% senior notes in 2004 and $200 of 6.9% senior notes in 2003.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Liquidity Requirements

The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands. However, if an unanticipated demand was placed on the Company it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period including those related to its Life and Property & Casualty insurance refer to the Off-Balance Sheet and Aggregate Contractual Obligations section below.

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

The Company’s Japanese life insurance operations are conducted through Hartford Life Insurance K.K. a wholly owned subsidiary of Hartford Life and Accident (“HLA”), one of the Company’s principal statutorily regulated operating subsidiaries. To date, the Company has funded the capital needs of its Japanese operations through investments in the common stock of Hartford Life Insurance K.K. by HLA, an investment that stood at $673 at the end of 2004. This arrangement has generally allowed some portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.

The Company is currently in the process of evaluating capital structures that it believes in the long-term could result in improved financial flexibility. Certain of these structures would no longer allow a portion of the capital invested in our Japanese operations to be included in the aggregate capital of HLA. This could potentially reduce certain of the capital adequacy measures employed by regulators and rating agencies to assess the capital strength of The Hartford’s domestic life insurance companies. At the current time, the Company believes it has sufficient financial resources to maintain capital adequacy levels consistent with all of its rating objectives.

The Company may also repurchase outstanding shares of its common stock and equity units from time to time, in an aggregate amount not to exceed $1 billion. For additional information regarding the Company’s authorization to repurchase its securities, please see the “Stockholders’ Equity” section below.

HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses.

Dividends to HFSG from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. For the year ended December 31, 2004, the Company’s insurance subsidiaries paid $861 to HFSG and HLI and are permitted to pay up to a maximum of approximately $1.9 billion in dividends to HFSG and HLI in 2005 without prior approval from the applicable insurance commissioner.

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

Sources of Liquidity

Shelf Registrations

On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. In January 2004, the Company issued approximately 6.7 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $411. On March 9, 2004, the Company issued $200 of 4.75% senior notes due March 1, 2014. As of December 31, 2004, the Company had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement (Registration No. 333-60944) for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2004, HLI had $1.0 billion remaining on its shelf.

Commercial Paper and Revolving Credit Facilities

The table below details the Company’s short-term debt programs and the applicable balances outstanding.

				As of December 31,
Description	Effective Date	Expiration Date	Maximum Available	2004	2003

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$372	$850
HLI	2/7/97	N/A	250	—	—

Total commercial paper			$2,250	$372	$850

Revolving Credit Facility
5-year revolving credit facility	6/20/01	6/20/06	$1,000	$—	$—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—

Total Revolving Credit Facilities			$1,490	$—	$—

Total Outstanding Commercial Paper and Revolving Credit Facilities			$3,740	$372	$850

Under the two revolving credit agreements, the Company must maintain a minimum level of consolidated statutory surplus and risk based capital ratios. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with each financial covenant for its banks. At December 31, 2004 and 2003, the Company was in compliance with all such covenants.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for unfunded commitments to purchase investments in limited partnerships and mortgage loans totaling $629 and a guarantee of the residual value of leased furniture and fixtures for $20, both as disclosed in Note 12 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations due by payment period:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Property and casualty obligations [1]	$21,885	$5,777	$6,150	$3,016	$6,942
Life, annuity and disability obligations [2]	281,998	18,037	37,318	40,255	186,388
Long-term debt obligations [3]	9,093	536	1,288	1,613	5,656
Operating lease obligations	723	175	285	162	101
Purchase obligations [4] [5]	1,764	1,614	120	14	16
Other long-term liabilities reflected on the balance sheet [6] [7]	1,642	1,590	—	52	—

Total	$317,105	$27,729	$45,161	$45,112	$199,103

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:

•	Reserves for Property & Casualty unpaid claim and claim adjustment expenses include case reserves for reported claims and reserves for claims incurred but not reported (IBNR). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future.

•	In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims. Also, estimated payments in 2005 do not include payments that will be made on claims incurred in 2005 on policies that were in force as of December 31, 2004. In addition, the table does not include future cash flows related to the receipt of premiums that will be used, in part, to fund loss payments.

•	Under generally accepted accounting principles, the Company is only permitted to discount reserves for claim and claim adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and reliably determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants and certain structured settlement contracts that fund loss runoffs for unrelated parties. As of December 31, 2004, the total property and casualty reserves in the above table of $21,885 are gross of the reserve discount of $556.

[2]	Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable with Life’s historical experience, modified for recent observed trends. Life has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account value, as described in Critical Accounting Estimates, and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid claims and claim adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. Life expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.

[3]	Includes contractual principal and interest payments. Payments exclude amounts associated with fair-value hedges of certain of the Company’s long-term debt. All long-term debt obligations have fixed rates of interest. Long-term debt obligations also includes principal and interest payments of $700 and $2.4 billion, respectively, related to junior subordinated debentures which are callable beginning in 2006. See Note 14 of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[4]	Includes $1.4 billion in commitments to purchase investments including $330 of limited partnerships and $299 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be estimated. The remaining $759 relates to payables for securities purchased which are reflected on the Company’s consolidated balance sheet.

[5]	Includes estimated contribution of $200 to the Company’s pension plan in 2005.

[6]	As of December 31, 2004, the Company has accepted cash collateral of $1.6 billion in connection with the Company’s securities lending program and derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.

[7]	Includes $52 in collateralized loan obligations (“CLOs”) issued to third-party investors by a consolidated investment management entity sponsored by the Company in connection with synthetic CLO transactions. The CLO investors have no recourse to the Company’s assets other than the dedicated assets collateralizing the CLOs. Refer to Note 4 of Notes to Consolidated Financial Statements for additional discussion of CLOs.

Pension Plans and Other Postretirement Benefits

The Company maintains a U.S. qualified defined benefit pension plan (the “Plan”) that covers substantially all employees, as well as unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. Additionally, the Company has entered into individual retirement agreements with certain current and retired directors providing for unfunded supplemental pension benefits. The Company maintains international plans which represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

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

The Company made voluntary contributions of $317, $306 and $0 in 2004, 2003 and 2002, respectively, to its defined benefit pension plans. Pension expense reflected in the Company’s net income was $104, $120 and $67 in 2004, 2003 and 2002, respectively. The Company estimates its 2005 pension expense will be approximately $133, based on current assumptions provided below. The assumptions that primarily impact the amount of the Company’s pension obligations and periodic pension expense are the weighted-average discount rate and the Plan asset portfolio’s expected long-term rate of return.

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company’s pension obligation and general movements in the current market environment. In particular, the Company uses an interest rate yield curve developed by its plan actuaries to make judgments pursuant to EITF Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Postretirement Benefit Plans Other Than Pensions”. The yield curve is comprised of bonds rated AA or higher with maturities primarily between zero and thirty years. Based upon all available information, it was determined that 5.75% was the appropriate discount rate as of December 31, 2004 to calculate the Company’s accrued benefit liability. Accordingly, as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions”, the 5.75% discount rate will also be used to determine the Company’s 2005 pension expense. At December 31, 2003, the discount rate was 6.25%.

The Company determines the long-term rate of return assumption for the Plan’s asset portfolio based on analysis of the portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over rolling 5 year, 10 year and 20 year periods, balanced along with future long-term return expectations. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. While the historical return of the Plan’s portfolio has been 11.16% since 1979, management maintained its long-term rate of return assumption at 8.50% as of December 31, 2004 based on its long-term outlook with respect to the markets.

The Plan’s asset portfolio is generally structured over time to include approximately 60% equity securities (substantially securities issued by United States-based companies) and 40% fixed income securities (substantially investment grade and above). At December 31, 2004, the portfolio composition varied slightly from the targeted mix and was approximately 67% equity securities and 33% fixed income securities due in part to a rebound in the equity markets and declining interest rates.

As provided for under SFAS No. 87, the Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The actual asset returns for the Plan of $289 and $334 for the years ended December 31, 2004 and 2003, respectively, reflect improved equity market performance, as compared to expected returns of $201 and $184 for the years ended December 31, 2004 and 2003, respectively. These differentials will be fully reflected in the market-related value of Plan assets over the next five years using the methodology described above. Despite the favorable 2004 actual asset return, the level of unrecognized net losses continues to exceed the allowable amortization corridor as defined under SFAS No. 87. Based on the selected 2005 discount rate of 5.75% and taking into account estimated future minimum funding, the differential between actual and expected performance in 2004 will decrease annual pension expense in future years by approximately $4 in 2005 and by approximately $22 in 2009.

At December 31, 2004, the change in the discount rate from 6.25% (as of December 31, 2003) to 5.75% (as of December 31, 2004) increased the projected benefit obligation (“PBO”) by $219. The effect of this increase in PBO will serve to increase annual pension expense by approximately $16, assuming no future changes in discount rates going forward. In addition, the decrease in discount rate will also increase the service cost component of pension expense by approximately $9.

Changes in the economic assumptions used to determine pension expense will impact the Company’s pension expense. As mentioned earlier, the two economic assumptions that have the most impact on pension expense are the discount rate and the expected long-term rate of return on plan assets. To illustrate the impact of these assumptions on annual pension expense for 2005 and going forward, a 25 basis point change in the discount rate will increase/decrease pension expense by approximately $13, and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $6.

The Company presently anticipates contributing approximately $200 to its pension plans in 2005, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company’s 2005 required minimum funding contributions are estimated to be approximately $1.

Capitalization

The capital structure of The Hartford as of December 31, 2004 and 2003 consisted of debt and equity, summarized as follows:

	As of December 31,
	2004	2003

Short-term debt (includes current maturities of long-term debt)	$621	$1,050
Long-term debt [1]	4,308	4,610

Total debt	$4,929	$5,660

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$12,813	$10,393
AOCI	1,425	1,246

Total stockholders' equity	$14,238	$11,639

Total capitalization including AOCI	$19,167	$17,299

Debt to equity	35%	49%
Debt to capitalization	26%	33%

[1]	Includes junior subordinated debentures $704 and $952 and debt associated with equity units of $1,020 and $1,020 as of December 31, 2004 and 2003, respectively.

The Hartford’s total capitalization increased $1.9 billion as of December 31, 2004 as compared with December 31, 2003. This increase was due to a $2.6 billion increase in equity partially offset by a $731 decrease in debt. The increase in total stockholders’ equity is primarily due to net income of $2.1 billion, the issuance of common stock of $411 and a $179 increase in AOCI. The increase in AOCI is primarily the result of Life’s adoption of SOP 03-1, which resulted in a $292 cumulative effect for unrealized gains on securities in the first quarter of 2004 related to the reclassification of investments from separate account assets to general account assets, partially offset by net unrealized losses on cash-flow hedging instruments. The decrease in total debt reflects repayments of commercial paper of $477 and senior notes of $200 and the redemption of $250 of junior subordinated debentures, offset by the issuance of $200 in 4.75% senior notes.

Debt

The following discussion describes the Company’s debt financing activities for 2004.

For the year ended December 31, 2004, the Company repaid $477 of commercial paper utilizing the proceeds from the equity offering and internal sources.

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

For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements.

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

In September 2004, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its securities. The Company’s repurchase authorization permits purchases of common stock and equity units, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock and equity units. The timing of repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company has made no repurchases under this program.

Dividends — On February 17, 2005, The Hartford’s Board of Directors declared a quarterly dividend of $0.29 per share payable on April 1, 2005 to shareholders of record as of March 1, 2005.

On October 21, 2004, The Hartford declared a dividend on its common stock of $0.29 per share payable on January 3, 2005 to shareholders of record as of December 1, 2004.

The Hartford declared $331 and paid $325 in dividends to shareholders in 2004, declared $300 and paid $291 in dividends to shareholders in 2003, declared $262 and paid $257 in 2002.

AOCI - AOCI increased by $179 as of December 31, 2004 compared with December 31, 2003. The increase in AOCI is primarily the result of Life’s adoption of SOP 03-1, which resulted in a $292 cumulative effect for unrealized gains on securities in the first quarter of 2004 related to the reclassification of investments from separate account assets to general account assets, partially offset by net unrealized losses on cash-flow hedging instruments.

The funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company recorded a minimum pension liability as of December 31, 2004, and 2003, which resulted in an after-tax reduction of stockholders’ equity of $480 and $375 respectively. This minimum pension liability did not affect the Company’s results of operations.

For additional information on stockholders’ equity and AOCI see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements.

Cash Flow	2004	2003	2002

Net cash provided by operating activities	$2,634	$3,896	$2,577
Net cash used for investing activities	$(2,401)	$(8,387)	$(6,600)
Net cash provided by financing activities	$477	$4,608	$4,037
Cash — end of year	$1,148	$462	$377

2004 Compared to 2003 — Cash from operating activities primarily reflects premium cash flows in excess of claim payments. The decrease in cash provided by operating activities was due primarily to the $1.15 billion settlement of the MacArthur litigation in 2004. Cash provided by financing activities decreased primarily due to lower proceeds from investment and universal life-type contracts as a result of the adoption of SOP 03-1, decreased capital raising activities, repayment of commercial paper and early retirement of junior subordinated debentures in 2004. The decrease in cash from financing activities and operating cash flows invested long-term accounted for the majority of the change in cash used for investing activities.

2003 Compared to 2002— The increase in cash provided by operating activities was primarily the result of strong premium cash flows. Financing activities increased primarily due to capital raising activities related to the 2003 asbestos reserve addition and decreased due to repayments on long-term debt and lower proceeds from investment and universal life-type contracts. The increase in cash from financing activities accounted for the majority of the change in cash used for investing activities.

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

Since the announcement of the suit filed by the New York Attorney General’s Office against Marsh & McLennan Companies, Inc., and Marsh, Inc. on October 14, 2004, the major independent ratings agencies have indicated that they continue to monitor developments relating to the suit. On October 22, 2004, Standard & Poor’s revised its outlook on the U.S. property/casualty commercial lines sector to negative from stable. On November 23, 2004, Standard & Poor’s revised its outlook on the financial strength and credit ratings of the property-casualty insurance subsidiaries to negative from stable. The outlook on the life insurance subsidiaries and corporate debt was unaffected.

The following table summarizes The Hartford’s significant United States member companies’ financial ratings from the major independent rating organizations as of February 25, 2005.

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

The table below sets forth statutory surplus for the Company’s insurance companies.

	2004	2003

Life Operations	$5,119	$4,470
Property & Casualty Operations	6,337	5,819

Total	$11,456	$10,289

Risk-based Capital

The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. As of December 31, 2004, each of The Hartford’s insurance subsidiaries within Life and Ongoing Property & Casualty had more than sufficient capital to meet the NAIC’s minimum RBC requirements.

Terrorism Risk Insurance Act of 2002

The Terrorism Risk Insurance Act of 2002 established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General. Under the program, the federal government would pay 90% of covered losses after an insurer’s losses exceed 15% of the Company’s direct commercial earned premiums in 2004, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. The specified percentage is 15% for 2005.

The Act requires all property and casualty insurers, including The Hartford, to make terrorism insurance available in all of their covered commercial property and casualty insurance policies (as defined in the Act). The Act applies to a significant portion of The Hartford’s commercial property and casualty contracts, but it specifically excludes some of The Hartford’s other insurance business, including crop or livestock insurance, reinsurance and personal lines business. The Act does not apply to group life insurance contracts.

The Act is scheduled to expire on December 31, 2005. If the Act is not extended or renewed, the Company is exposed to terrorism losses in 2006 that would otherwise have been covered by the Act, including terrorism losses arising on policies written in 2005 that expire after December 31, 2005. The Department of Treasury is required to provide Congress its findings and recommendations related to the Act by June 30, 2005. In the event the Act is not renewed, or is renewed in a materially different form, the Company may attempt to obtain appropriate reinsurance for the related terrorism risk, limit certain of its writings, or pursue a solution encompassing aspects of one or all of the foregoing (see Property & Casualty of MD&A).

Contingencies

Legal Proceedings - For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see Item 3, “Legal Proceedings”.

Dependence on Certain Third Party Relationships - The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.

For a discussion regarding contingencies related to the manner in which The Hartford compensates brokers and other producers, please see “Overview—Broker Compensation” above.

Regulatory Developments - For a discussion regarding contingencies related to regulatory developments that affect The Hartford, please see “Overview—Regulatory Developments” above.

On October 21, 2004, the Financial Services Agency (“FSA”), the Company’s primary regulator in Japan, issued regulations concerning new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The regulations allow a “Standard” methodology and an “Alternative” methodology to determine required reserve levels and SMR standards. On December 27, 2004, the FSA also issued administrative guidelines that describe the detailed requirements under the two methodologies. The regulations are scheduled to become effective on April 1, 2005.

The new reserve methodologies and SMR standards would only apply to capital requirements for Japanese regulatory purposes, and are not directly related to results under accounting principles generally accepted in the United States. At this time, the Company has decided to adopt the Standard methodology. While management is still evaluating the impact of the regulations on the Company’s Japanese operations, at this time, based on the Company’s assessment, the Standard methodology would require $400 — $650 of additional capital during 2005. This estimate assumes that the Company will successfully employ various capital management strategies within its discretion and control, which may include, but are not limited to, product re-filing. The Company also is currently evaluating certain reinsurance strategies which have the potential to reduce the additional capital required to $100. These reinsurance strategies would be subject to regulatory approval, which may not be granted.

For further information on other contingencies, see Note 12 of Notes to Consolidated Financial Statements.

Legislative Initiatives

On July 10, 2003, the Senate Judiciary Committee approved legislation that would have provided for the creation of a Federal asbestos trust fund in place of the current tort system for determining asbestos liabilities. The 108th Congress concluded without further action on the proposal. Although Judiciary Committee chair Arlen Specter may likely pursue reform legislation in the current Congress, the prospects for enactment and the ultimate details of any legislation creating a Federal asbestos trust fund are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

On November 18, 2004, the House Financial Services Committee approved legislation which would have extended the Terrorism Risk Insurance Act (TRIA) beyond its December 31, 2005, termination. Efforts will continue in 2005 to extend TRIA and to enact permanent legislation. The prospects for enactment of a simple extension or more permanent legislation are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

President Bush has proposed new investment vehicles with larger annual contribution limits for individuals and permanent income tax rate reductions and changes to the estate tax. These changes could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2005 are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations from such potential legislative changes cannot be reasonably estimated at this time. The American Jobs Creation Act of 2004 imposes new restrictions on non-qualified deferred compensation plans. The Company does not believe these changes will have a material effect on the sale of its products.

In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, and reductions in benefits currently received by the Company stemming from the dividends received deduction. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of the Treasury by the end of July, 2005. Legislation to restructure the Social Security system and expand private pension plans incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

Congress is expected to consider provisions regarding age discrimination in defined benefit plans, transition relief for older and longer service workers affected by changes to traditional defined benefit pension plans and the replacement of the interest rate used to determine pension plan funding requirements. These changes could affect the Company’s pension plan.

The President has signed into law the Class Action Fairness Act of 2005. The Act will reduce the number and type of national class actions certified by state judges by updating the federal rules on diversity jurisdiction. Any potential effect on the Company cannot be reasonably estimated at this time.

Congress may consider a number of other legal reform proposals this year. Prospects for enactment of these proposals in 2005 are uncertain.

Guaranty Fund and Other Insurance-related Assessments

In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $23 in 2004, $26 in 2003 and $26 in 2002.

The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2004 and 2003, the liability balance was $215 and $181, respectively. As of December 31, 2004 and 2003, included in other assets was $14 of related assets for premium tax offsets.

IMPACT OF NEW ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in the Capital Markets Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2004.

Management’s annual report on internal control over financial reporting

The management of The Hartford Financial Services Group, Inc. and its subsidiaries (“The Hartford”) is responsible for establishing and maintaining adequate internal control over financial reporting for The Hartford as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Hartford’s management assessed its internal controls over financial reporting as of December 31, 2004 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford’s management concluded that its internal control over financial reporting was effective as of December 31, 2004.

The Hartford’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s assessment of internal control over financial reporting which is set forth below.

Attestation report of the Company’s registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated February 24, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 24, 2005

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD

Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2005 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Item 1 Election of Directors”, “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders”, and “Governance of the Company” and is incorporated herein by reference.
The Company has adopted a Code of Ethics and Business Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and Business Conduct is available on the Company’s website at: www.thehartford.com.

Executive Officers of The Hartford

Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company:

ANN M. DE RAISMES
(Executive Vice President, Human Resources)

Ms. de Raismes, 54, has held the position of Executive Vice President, Human Resources, of the Company since May 2004. She previously served as Group Senior Vice President, Human Resources, of the Company from March 2003 to May 2004, and as Senior Vice President of Human Resources of Hartford Life, Inc. (“Hartford Life”), a wholly-owned subsidiary of the Company, from 1997 to March 2003.

DAVID M. JOHNSON
(Executive Vice President and Chief Financial Officer)

Mr. Johnson, 44, has held the position of Executive Vice President and Chief Financial Officer of the Company since May 1, 2001. Prior to joining the Company, Mr. Johnson was Senior Executive Vice President and Chief Financial Officer of Cendant Corporation since November 1998 and Managing Director, Investment Banking Division, at Merrill Lynch, Pierce, Fenner and Smith from 1986 to 1998.

ROBERT J. PRICE
(Senior Vice President and Controller)

Mr. Price, 54, is Senior Vice President and Controller of the Company. Mr. Price joined the Company in June 2002 in his current role. Prior to joining the Company, Mr. Price was President and Chief Executive Officer of CitiInsurance, the international insurance indirect subsidiary of Citigroup, Inc., from May 2000 to December 2001. From April 1989 to April 2000, Mr. Price held various positions at Aetna, Inc., including Senior Vice President and Chief Financial Officer of Aetna International and Vice President and Corporate Controller.

NEAL S. WOLIN
(Executive Vice President and General Counsel)

Mr. Wolin, 43, has held the position of Executive Vice President and General Counsel since joining the Company on March 20, 2001. Previously, Mr. Wolin served as General Counsel of the U.S. Department of the Treasury from 1999 to January 2001. In that capacity, he headed Treasury’s legal division, composed of 2,000 lawyers supporting all of Treasury’s offices and bureaus, including the Internal Revenue Service, Customs, Secret Service, Public Debt, the Office of Thrift Supervision, the Financial Management Service, the U.S. Mint and the Bureau of Engraving and Printing. Mr. Wolin served as the Deputy General Counsel of the Department of the Treasury from 1995 to 1999. Prior to joining the Treasury Department, he served in the White House, first as the Executive Assistant to the National Security Advisor and then as the Deputy Legal Advisor to the National Security Council. Mr. Wolin joined the U.S. Government in 1991 as special assistant to the Directors of Central Intelligence, William H. Webster, Robert M. Gates and R. James Woolsey.

DAVID M. ZNAMIEROWSKI
(Executive Vice President and Chief Investment Officer)

Mr. Znamierowski, 44, has served as Executive Vice President of the Company since May 2004 and as Chief Investment Officer of the Company and President of Hartford Investment Management, a wholly-owned subsidiary of the Company, since November 2001. From November 2001 to May 2004, he served as Group Senior Vice President of the Company. Previously, he was Senior Vice President and Chief Investment Officer for the Company’s life operations from May 1999 to November 2001, Vice President from

September 1998 to May 1999 and Vice President, Investment Strategy from February 1997 to September 1998. Prior to joining the Company in April 1996, Mr. Znamierowski held a variety of positions in the investment industry, including portfolio manager and Vice President of Investment Strategy and Policy for Aetna Life & Casualty Company from 1991 to April 1996 and Vice President of Corporate Finance for Salomon Brothers Inc from 1986 to 1991. He also serves as a director of each of The Hartford-sponsored mutual funds.

Item 11. EXECUTIVE COMPENSATION

The information called for by Item 11 will be set forth in the Proxy Statement under the captions “Compensation of Executive Officers”, “Governance of the Company-Compensation of Directors” and “Performance of the Common Stock” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford Incentive Stock Plan, The Hartford Employee Stock Purchase Plan (the “ESPP”), and The Hartford Restricted Stock Plan for Non-Employee Directors (the “Director’s Plan”), pursuant to which it may grant equity awards to eligible persons. In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”), pursuant to which it may grant awards to non-employee wholesalers of PLANCO products.

	(a)	(b)	(c)
	Number of Securities to be	Weighted-average	Number of Securities Remaining
	Issued Upon Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))

Equity compensation plans approved by stockholders	18,653,770	$51.72	7,114,935	[1] [2] [3]
Equity compensation plans not approved by stockholders	201,103	52.46	211,445

Total	18,854,873	$51.73	7,326,380

[1]	Of these shares, 2,715,202 shares remain available for purchase under the ESPP.

[2]	Of these shares, a maximum of 2,460,154 shares remain available for issuance as restricted stock or performance shares under The Hartford Incentive Stock Plan.

[3]	Of these shares, 125,349 shares remain available for issuance under the Director’s Plan.

Summary Description of the 2000 PLANCO Non-Employee Option Plan

The Company’s Board of Directors adopted the PLANCO Plan on July 20, 2000, and amended it on February 20, 2003 to increase the number of shares of the Company’s common stock subject to the plan to 450,000 shares. The stockholders of the Company have not approved the PLANCO Plan.

Eligibility - Any non-employee independent contractor serving on the wholesale sales force as an insurance agent who is an exclusive agent of the Company or who derives more than 50% of his or her annual income from the Company is eligible.

Terms of options - Nonqualified stock options (“NQSOs”) to purchase shares of common stock are available for grant under the PLANCO Plan. The administrator of the PLANCO Plan, the Compensation and Personnel Committee, (i) determines the recipients of options under the PLANCO Plan, (ii) determines the number of shares of common stock covered by such options, (iii) determines the dates and the manner in which options become exercisable (which is typically in three equal annual installments beginning on the first anniversary of the date of grant), (iv) sets the exercise price of options (which may be less than, equal to or greater than the fair market value of common stock on the date of grant) and (v) determines the other terms and conditions of each option. Payment of the exercise price may be made in cash, other shares of the Company’s common stock or through a same day sale program. The term of an NQSO may not exceed ten years and two days from the date of grant.

If an optionee’s required relationship with the Company terminates for any reason, other than for cause, any exercisable options remain exercisable for a fixed period of four months, not to exceed the remainder of the option’s term. Any options that are not exercisable at the time of such termination are cancelled on the date of such termination. If the optionee’s required relationship is terminated for cause, the options are canceled immediately.

Acceleration in Connection with a Change in Control - Upon the occurrence of a change in control, each option outstanding on the date of such change in control, and which is not then fully vested and exercisable, shall immediately vest and become exercisable. In general, a “Change in Control” will be deemed to have occurred upon the acquisition of 20% or more of the outstanding voting stock of the Company, a tender or exchange offer to acquire 15% or more of the outstanding voting stock of the Company, certain mergers or corporate transactions resulting in the shareholders of the Company before the transactions owning less than 55% of the entity surviving the transactions, certain transactions involving a transfer of substantially all of the Company’s assets or a change in greater than 50% of the Board members over a two year period. See Note 18 of Notes to Consolidated Financial Statements for a description of The Hartford Incentive Stock Plan and the ESPP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Any information called for by Item 13 will be set forth in the Proxy Statement under the caption “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Audit Committee Charter and Report Concerning Financial Matters — Fees to Independent Auditor for Years Ended December 31, 2004 and 2003” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report:

(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements elsewhere herein.

(2)	Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules elsewhere herein.

(3)	Exhibits. See Exhibit Index elsewhere herein.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page(s)
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Operations for the three years ended December 31, 2004	F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2004	F-5
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2004	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2004	F-6
Notes to Consolidated Financial Statements	F-7-61
Summary of Investments — Other Than Investments in Affiliates	S-1
Condensed Financial Information of The Hartford Financial Services Group, Inc.	S-2-3
Supplementary Insurance Information	S-4-5
Reinsurance	S-6
Valuation and Qualifying Accounts	S-7
Supplemental Information Concerning Property and Casualty Insurance Operations	S-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 24, 2005

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2004	2003	2002

Revenues
Earned premiums	$13,566	$11,891	$10,811
Fee income	3,252	2,760	2,577
Net investment income	5,162	3,233	2,929
Other revenues	437	556	476
Net realized capital gains (losses)	276	293	(376)

Total revenues	22,693	18,733	16,417

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	13,640	13,548	10,034
Amortization of deferred policy acquisition costs and present value of future profits	2,828	2,411	2,241
Insurance operating costs and expenses	2,776	2,314	2,220
Interest expense	251	271	265
Other expenses	675	739	589

Total benefits, claims and expenses	20,170	19,283	15,349

Income (loss) before income taxes and cumulative effect of accounting change	2,523	(550)	1,068
Income tax expense (benefit)	385	(459)	68

Income (loss) before cumulative effect of accounting change	2,138	(91)	1,000

Cumulative effect of accounting change, net of tax	(23)	—	—

Net income (loss)	$2,115	$(91)	$1,000

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$7.32	$(0.33)	$4.01
Cumulative effect of accounting change, net of tax	(0.08)	—	—

Net income (loss)	$7.24	$(0.33)	$4.01

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$7.20	$(0.33)	$3.97
Cumulative effect of accounting change, net of tax	(0.08)	—	—

Net income (loss)	$7.12	$(0.33)	$3.97

Weighted average common shares outstanding	292.3	272.4	249.4
Weighted average common shares outstanding and dilutive potential common shares	297.0	272.4	251.8

Cash dividends declared per share	$1.13	$1.09	$1.05

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2004	2003

Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $71,359 and $58,127)	$75,100	$61,263
Equity securities, held for trading, at fair value (cost of $11,569 and $—)	13,634	—
Equity securities, available-for-sale, at fair value (cost of $742 and $505)	832	565
Policy loans, at outstanding balance	2,662	2,512
Other investments	2,180	1,507

Total investments	94,408	65,847
Cash	1,148	462
Premiums receivable and agents’ balances	3,235	3,085
Reinsurance recoverables	6,178	5,958
Deferred policy acquisition costs and present value of future profits	8,509	7,599
Deferred income taxes	419	845
Goodwill	1,720	1,720
Property and equipment, net	643	593
Other assets	3,452	3,108
Separate account assets	140,023	136,633

Total assets	$259,735	$225,850

Liabilities
Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$21,329	$21,715
Life	12,246	11,402
Other policyholder funds and benefits payable	52,833	26,185
Unearned premiums	4,807	4,423
Short-term debt	621	1,050
Long-term debt	4,308	4,610
Other liabilities	9,330	8,193
Separate account liabilities	140,023	136,633

Total liabilities	245,497	214,211

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock -750,000,000 shares authorized, 297,200,090 and 286,339,430 shares issued, $0.01 par value	3	3
Additional paid-in capital	4,567	3,929
Retained earnings	8,283	6,499
Treasury stock, at cost 2,991,820 and 2,959,692 shares	(40)	(38)
Accumulated other comprehensive income	1,425	1,246

Total stockholders’ equity	14,238	11,639

Total liabilities and stockholders’ equity	$259,735	$225,850

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
(In millions, except for share data)	2004	2003	2002

Common Stock/Additional Paid-in Capital
Balance at beginning of year	$3,932	$2,787	$2,364
Issuance of common stock in underwritten offerings	411	1,161	330
Issuance of equity units	—	(112)	(33)
Issuance of shares and compensation expense associated with incentive and stock compensation plans	200	83	101
Tax benefit on employee stock options and awards	27	13	25

Balance at end of year	4,570	3,932	2,787

Retained Earnings
Balance at beginning of year	6,499	6,890	6,152
Net income (loss)	2,115	(91)	1,000
Dividends declared on common stock	(331)	(300)	(262)

Balance at end of year	8,283	6,499	6,890

Treasury Stock, at Cost
Balance at beginning of year	(38)	(37)	(37)
Return of shares to treasury stock under incentive and stock compensation plans	(2)	(1)	—

Balance at end of year	(40)	(38)	(37)

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of year	1,246	1,094	534

Change in unrealized gain/loss on securities
Change in unrealized gain/loss on securities	106	320	838
Cumulative effect of accounting change	292	—	—
Change in net gain/loss on cash-flow hedging instruments	(173)	(170)	65
Foreign currency translation adjustments	59	(6)	21
Minimum pension liability adjustment	(105)	8	(364)

Total other comprehensive income	179	152	560

Balance at end of year	1,425	1,246	1,094

Total stockholders’ equity	$14,238	$11,639	$10,734

Outstanding Shares (in thousands)
Balance at beginning of year	283,380	255,241	245,536
Issuance of common stock in underwritten offerings	6,703	26,377	7,303
Issuance of shares under incentive and stock compensation plans	4,157	1,778	2,402
Return of shares to treasury stock under incentive and stock compensation plans	(32)	(16)	—

Balance at end of year	294,208	283,380	255,241

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(In millions)	2004	2003	2002

Comprehensive Income
Net income (loss)	$2,115	$(91)	$1,000

Other Comprehensive Income
Change in unrealized gain/loss on securities
Change in unrealized gain/loss on securities	106	320	838
Cumulative effect of accounting change	292	—	—
Change in net gain/loss on cash-flow hedging instruments	(173)	(170)	65
Foreign currency translation adjustments	59	(6)	21
Minimum pension liability adjustment	(105)	8	(364)

Total other comprehensive income	179	152	560

Total comprehensive income	$2,294	$61	$1,560

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2004	2003	2002

Operating Activities
Net income (loss)	$2,115	$(91)	$1,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,828	2,411	2,241
Additions to deferred policy acquisition costs and present value of future profits	(3,914)	(3,313)	(2,859)
Change in:
Reserve for future policy benefits, unpaid claims and claim adjustment expenses and unearned premiums	877	5,597	1,654
Reinsurance recoverables	128	(1,105)	191
Receivables	(395)	(47)	(280)
Payables and accruals	(11)	576	(2)
Accrued and deferred income taxes	529	(327)	202
Net realized capital (gains) losses	(276)	(293)	376
Net increase in equity securities, held for trading	(7,409)	—	—
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	7,909	—	—
Depreciation and amortization	274	219	104
Cumulative effect of accounting change, net of tax	23	—	—
Other, net	(44)	269	(50)

Net cash provided by operating activities	2,634	3,896	2,577

Investing Activities
Purchase of investments	(27,950)	(28,918)	(21,338)
Sale of investments	21,592	17,320	12,017
Maturity of investments	4,195	3,731	2,910
Purchase of business/affiliate, net of cash acquired	(58)	(464)	—
Sale of affiliates	—	33	—
Additions to property and equipment, net	(180)	(89)	(189)

Net cash used for investing activities	(2,401)	(8,387)	(6,600)

Financing Activities
(Repayment) issuance of short-term debt, net	(477)	535	16
Issuance of long-term debt	197	1,235	617
Repayment of long-term debt	(450)	(500)	(300)
Issuance of common stock in underwritten offering	411	1,161	330
Net receipts from investment and universal life-type contracts charged against policyholder accounts	962	2,409	3,539
Dividends paid	(325)	(291)	(257)
Return of shares to treasury under incentive and stock compensation plans	(2)	(1)	—
Proceeds from issuances of shares under incentive and stock compensation plans	161	60	92

Net cash provided by financing activities	477	4,608	4,037

Foreign exchange rate effect on cash	(24)	(32)	10

Net increase in cash	686	85	24
Cash – beginning of year	462	377	353

Cash – end of year	$1,148	$462	$377

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Year for:
Income taxes	$32	$(107)	$(102)
Interest	$246	$233	$258

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)

1. Basis of Presentation and Accounting Policies

Basis of Presentation

The Hartford Financial Services Group, Inc. is a financial holding company for a group of subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States and internationally (collectively, “The Hartford” or the “Company”).

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting practices prescribed by various insurance regulatory authorities.

Consolidation

The consolidated financial statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is the primary beneficiary. Entities in which The Hartford has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.

In 2004, the Company sponsored and purchased an investment interest in a synthetic collateralized loan obligation transaction, a variable interest entity (“VIE”) for which the Company determined itself to be the primary beneficiary. Accordingly, the assets, liabilities and results of operations of the entity are included in the Company’s consolidated financial statements. For further discussion of the synthetic collateralized loan transaction see Note 4.

On December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability business of CNA Financial Corporation. Revenues and expenses of this acquired business are included in the Company’s results of operations subsequent to December 31, 2003. For further discussion of the CNA Financial Corporation acquisition, see Note 20.

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

The most significant estimates include those used in determining insurance reserves; Life operations deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; pension and other postretirement benefits; and contingencies.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Adoption of New Accounting Standards

In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of SOP 03-1 require:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of SOP 03-1 on net income and other comprehensive income was comprised of the following individual impacts shown net of income tax benefit of $12:

Components of Cumulative Effect of Adoption	Net Income	Other Comprehensive Income

Establishing GMDB and other benefit reserves for annuity contracts	$(54)	$—
Reclassifying certain separate accounts to general account	30	294
Other	1	(2)

Total cumulative effect of adoption	$(23)	$292

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares regardless of whether the instrument is settled on a net-cash or gross-physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer’s shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance. SFAS No. 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for separately. SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which required an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations as there were no material VIEs which required consolidation.

In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46R”), which incorporated a number of modifications and changes made to the original version. FIN 46R replaced the previously issued FIN 46 and, subject to certain special provisions, was effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption was permitted. The Company adopted FIN 46R in the fourth quarter of 2003. The adoption of FIN 46R did not result in the consolidation of any material VIEs but resulted in the deconsolidation of VIEs that issued Mandatorily Redeemable Preferred Securities of Subsidiary Trusts (“trust preferred securities”). The Company is not the primary beneficiary of the VIEs, which issued the trust preferred securities. The Company does not own any of the trust preferred securities which were issued to unrelated third parties. These trust preferred securities are considered the principal variable interests issued by the VIEs. As a result, the VIEs, which the Company previously consolidated, are no longer consolidated. The sole assets of the VIEs are junior subordinated debentures issued by the Company with payment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as a separate liability on the Company’s consolidated balance sheets as “company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures”. At December 31, 2003 and 2002, the impact of deconsolidation was to increase long-term debt and decrease the trust preferred securities by $952 and $1.5 billion, respectively. (For further discussion, see Note 14 for disclosure of information related to these VIEs as required under FIN 46R.)

Future Adoption of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include prospective and retrospective adoption options. The prospective method requires that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No.123R, while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. The Company will adopt SFAS No. 123R in the third quarter of fiscal 2005 using the prospective method. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS No. 123 and therefore, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 was effective for periods beginning after June 15, 2004 and adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires that the amount of a security’s expected cash flows in excess of the investor’s initial cost or amortized cost investment be recognized as interest income on a level-yield basis over the life of the security. EITF Issue No. 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF Issue No. 99-20”), however, it requires investors to determine if a security is other-than-temporarily impaired under EITF Issue No. 03-1 if the security is determined not to be other-than-temporarily impaired under EITF Issue No. 99-20.

In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10–20 of EITF Issue No. 03-1 in order to redeliberate certain aspects of the consensus as well as the implementation guidance included in FSP Issue No. 03-1-a. The disclosure requirements including quantitative and qualitative information regarding investments in an unrealized loss position remain effective and are included in Note 4.

The ultimate impact the adoption of EITF Issue No. 03-1 will have on the Company’s consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $265 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

Stock-Based Compensation

In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”. The fair value of stock-based awards granted during the years ended December 31, 2004 and 2003 were $43 and $42, respectively, after-tax. The fair value of these awards will be recognized as expense over the awards’ vesting periods, generally three years.

Prior to January 1, 2004, the Company used the Black-Scholes model to determine the fair value of the Company’s stock-based compensation. For all awards granted or modified on or after January 1, 2004, the Company uses a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates the Company’s historical forfeiture and exercise experience to determine the option value. For these reasons, the Company believes the binomial model provides a fair value that is more representative of actual experience than the value calculated under the Black-Scholes model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date, and is recognized over the award’s vesting period. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2004, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. For further discussion of the Company’s stock-based compensation plans, see Note 18.

The following table illustrates the effect on net income (loss) and earnings (loss) per share (basic and diluted) as if the fair value method had been applied to all outstanding and unvested awards in each period. The pro-forma fair values disclosed below related to awards granted prior to 2004 were calculated using the Black-Scholes option-pricing model and were not recalculated using the binomial model. The change in valuation methodology would have an immaterial impact on the pro-forma net income amounts disclosed.

	For the years ended December 31,
(In millions, except for per share data)	2004	2003	2002

Net income (loss), as reported	$2,115	$(91)	$1,000
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects [1]	27	20	6
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(38)	(50)	(59)

Pro forma net income (loss) [2]	$2,104	$(121)	$947

Earnings (loss) per share:
Basic – as reported	$7.24	$(0.33)	$4.01
Basic – pro forma [2]	$7.20	$(0.44)	$3.80
Diluted – as reported [3]	$7.12	$(0.33)	$3.97
Diluted – pro forma [2] [3]	$7.08	$(0.44)	$3.76

[1]	Includes the impact of non-option plans of $9, $6 and $3 for the years ended December 31, 2004, 2003 and 2002, respectively.

[2]	The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future years.

[3]	As a result of the net loss for the year ended December 31, 2003, SFAS No. 128, “Earnings Per Share”, requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

The fair value of each option grant is estimated on the date of the grant using the following weighted average or range assumptions for grants in 2004, 2003 and 2002:

	2004	2003	2002

Dividend yield	2.1%	2.3%	1.6%
Expected price volatility	25.2% — 34.7%	39.8%	40.8%
Risk-free interest rate	1.08% — 4.28%	2.77%	4.27%
Expected life	7 years	6 years	6 years

The expected life of options granted in 2004 is an output derived from the binomial option-pricing model.

The use of the fair value recognition method results in compensation expense being recognized in the financial statements at different amounts and in different periods than the related income tax deduction. Generally, the compensation expense recognized under SFAS No. 123 will result in a deferred tax asset since the stock compensation expense is not deductible for tax until the option is exercised. Deferred tax assets arising under SFAS No. 123 are evaluated as to future realizability to determine whether a valuation allowance is necessary. (For further discussion, see Note 13.)

Investments

The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” as defined in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

SFAS No. 115, with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer’s credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2004 and 2003, primarily consisted of non-144A private placements and have an average duration of 4.8 and 4.6, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2004 and 2003:

	2004		2003
	General Account	Percentage	General Account	Percentage
	Fixed Maturity	of Total	Fixed Maturity	of Total
	at Fair Value	Fair Value	at Fair Value	Fair Value

Priced via independent market quotations	$62,568	83.3%	$51,301	83.8%
Priced via broker quotations	4,233	5.6%	3,090	5.0%
Priced via matrices	4,847	6.5%	3,297	5.4%
Priced via other methods	52	0.1%	209	0.3%
Short-term investments [1]	3,400	4.5%	3,366	5.5%

Total [2]	$75,100	100.0%	$61,263	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.

[2]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to EITF Issue No. 99-20 (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments. The ultimate completion of EITF Issue No. 03-1 may impact the Company’s current other-than-temporary impairment evaluation process. (For further discussion of EITF Issue No. 03-1, see the Future Adoption of New Accounting Standards section of Note 1.)

Net Realized Capital Gains and Losses

Net realized capital gains and losses, after deducting the life and pension policyholders’ share and related amortization of deferred policy acquisition costs for certain Life products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were less than $1 for the year ended December 31, 2004 and were $1 for the years ended December 31, 2003 and 2002. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them.

Net Investment Income

Interest income from fixed maturities is recognized when earned on a constant effective yield basis based on estimated principal repayments, if applicable. Prepayment fees are recorded in net investment income when earned. The Company stops recognizing interest income when it does not expect to receive amounts in accordance with the contractual terms of the security. Interest income on these investments is recognized only when interest payments are received.

Derivative Instruments

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. (For a further discussion of derivative instruments, see the Derivative Instruments section of Note 4.)

The Company’s derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Derivatives are recognized on the balance sheet at fair value. Fair value is based upon either independent market quotations or pricing valuation models which utilize independent third party data as inputs. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and guaranteed minimum withdrawal benefits (“GMWB”) reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB reinsurance contract amounts are recorded in reinsurance recoverables in the consolidated balance sheets.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency, fair value or cash-flow hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

(“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.

Fair-Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt which are recorded in interest expense.

Cash-Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the hedged item is recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

Foreign-Currency Hedges

Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

Net Investment in a Foreign Operation Hedges

Changes in fair-value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

Other Investment and Risk Management Activities

The Company’s other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Changes in the fair value, including periodic net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses.

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated change in value of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow, foreign-currency or net-investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method,” the “Change in Fair Value Method” and the “Hypothetical Derivative Method”. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the Company prospectively discontinues hedge accounting in the period in which the derivative became ineffective.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur; or (3) the derivative expires or is sold, terminated, or exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

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

In other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

Embedded Derivatives

The Company purchases and issues financial instruments and products that contain a derivative instrument that is embedded in the financial instruments or products. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.

Credit Risk

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and then collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.

Product Derivatives and Risk Management

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations is calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the policyholder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the policyholder for the GMWB over the Attributed Fees are associated with the host variable annuity contract and recorded in fee income.

For contracts issued prior to July 2003, the Company has a reinsurance arrangement in place to offset its exposure to the GMWB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 2003,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

the Company had substantially exhausted all of its reinsurance capacity, with respect to contracts issued after July 2003 and began hedging its exposure to the GMWB rider using a sophisticated program involving interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. For the years ended December 31, 2004 and 2003, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a gain of $8 and $6 before deferred policy acquisition costs and tax effects, respectively.

Separate Accounts

The Company maintains separate account assets and liabilities, which are reported at fair value. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Effective January 1, 2004, guaranteed separate account assets are included with general account assets as a result of adopting SOP 03-1 and fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income.

Deferred Policy Acquisition Costs and Present Value of Future Profits

Life – Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2004 and 2003, the carrying value of the Life’s DAC was $7.4 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2004 and 2003. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for both years ended December 31, 2004 and 2003.

The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence the determination to adjust assumptions include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,212 on December 31, 2004), although no assurance can be provided that this correlation will continue in the future.

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

Property & Casualty — The Property & Casualty operations also incur costs including commissions, premium taxes and certain underwriting and policy issuance costs that vary with and are related primarily to the acquisition of property and casualty insurance business and are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. For the years ended December 31, 2004, 2003 and 2002, no material amounts of deferred policy acquisition costs were charged to expense based on the determination of recoverability.

Reserve for Future Policy Benefits and Unpaid Claims and Claim Adjustment Expenses

Life — Liabilities for the Company’s group life and disability contracts as well its individual term life insurance policies include amounts for unpaid claims and future policy benefits. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid claims and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as sex, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.

Property & Casualty — The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future claims and claim adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process have become increasingly difficult due to a number of complex factors including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.

The Hartford regularly reviews the adequacy of its estimated claims and claim adjustment expense reserves by line of business within the various operating segments. Adjustments to previously established reserves which may be significant, are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

Most of the Company’s property and casualty reserves are not discounted. However, certain liabilities for unpaid claims for permanently disabled claimants have been discounted to present value using an average interest rate of 4.6% in 2004 and 4.7% in 2003. At December 31, 2004 and 2003, such discounted reserves totaled $707 and $666, respectively (net of discounts of $440 and $429, respectively). In addition, certain structured settlement contracts that fund loss run-offs for unrelated parties and have payment patterns that are fixed and determinable, have been discounted to present value using an average interest rate of 5.5%. At December 31, 2004 and 2003, such discounted reserves totaled $257 and $245, respectively (net of discounts of $116 and $127, respectively). Accretion of this discount did not have a material effect on net income during 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Other Policyholder Funds and Benefits Payable

The Company has classified its fixed and variable annuities, 401(k), certain governmental annuities, private placement life insurance (“PPLI”), variable universal life insurance, universal life insurance and interest sensitive whole life insurance as universal life-type contracts. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date (commonly referred to as the account value), including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience.

The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date.

Revenue Recognition

Life — For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. The Company’s traditional life and group disability products are classified as long duration contracts, and premiums are recognized as revenue when due from policyholders.

Property & Casualty — Property and casualty insurance premiums are earned principally on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Unearned premiums also include estimated and unbilled premium adjustments related to a small percentage of the Company’s loss-sensitive workers’ compensation business. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insurers, management’s experience and current economic conditions. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the consolidated balance sheets was $175 and $150 as of December 31, 2004 and 2003, respectively. Other revenue consists primarily of revenues associated with the Company’s servicing businesses.

Foreign Currency Translation

Foreign currency translation gains and losses are reflected in stockholder’s equity as a component of accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are reflected in earnings. The national currencies of the international operations are their functional currencies.

Dividends to Policyholders

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

Life — Participating life insurance in force accounted for 5%, 6%, and 6% as of December 31, 2004, 2003 and 2002, respectively, of total life insurance in force. Dividends to policyholders were $29, $63, and $65 for the years ended December 31, 2004, 2003 and 2002, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.

Property & Casualty — Net written premiums for participating property and casualty insurance policies represented 8%, 9% and 9% of total net written premiums for the years ended December 31, 2004, 2003 and 2002, respectively. Dividends to policyholders were $12, $34 and $57 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Mutual Funds

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (“The Hartford mutual funds”), families of 40 mutual funds. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission (“SEC”), in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s consolidated financial statements since they are not assets, liabilities and operations of the Company.

Reinsurance

Written premiums, earned premiums and incurred insurance losses and loss adjustment expense all reflect the net effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks the Company has underwritten. Reinsurance accounting is followed for assumed and ceded transactions when the risk transfer provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met.

Income Taxes

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Property and Equipment

Property and equipment is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation as of December 31, 2004 and 2003 was $1.1 billion and $958, respectively.

2. Earnings (Loss) per Share

Earnings (loss) per share amounts have been computed in accordance with the provisions of SFAS No. 128. The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.

(In millions, except for per share data)

	Net		Per Share
	Income (Loss)	Shares	Amount

2004

Basic Earnings per Share
Net income available to common shareholders	$2,115	292.3	$7.24

Diluted Earnings per Share
Options	—	2.8
Equity Units	—	1.9

Net income available to common shareholders plus assumed conversions	$2,115	297.0	$7.12

2003

Basic Earnings (Loss) per share
Net income (loss) available to common shareholders	$(91)	272.4	$(0.33)

Diluted Earnings (Loss) per Share [1]
Options	—	—

Net income (loss) available to common shareholders plus assumed conversions	$(91)	272.4	$(0.33)

2002

Basic Earnings per Share
Net income available to common shareholders	$1,000	249.4	$4.01

Diluted Earnings per Share
Options	—	2.4

Net income available to common shareholders plus assumed conversions	$1,000	251.8	$3.97

[1]	As a result of the net loss for the year ended December 31, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings (Loss) per Share (continued)

Basic earnings (loss) per share are computed based on the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the dilutive effect of outstanding options and the Company’s equity units, if any, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Under the treasury stock method for the equity units, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts, over the number of shares that could be purchased by The Hartford in the market using the proceeds received upon settlement. The number of issuable shares is based on the average market price for the last 20 trading days of the period. The number of shares purchased is based on the average market price during the entire period. Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.

Upon exercise of outstanding options, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise. Similarly, upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares are added to the Company’s issued and outstanding shares. Accordingly, assuming The Hartford’s common stock price exceeds $56.875 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on August 16, 2006, 12.1 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. Additionally, assuming The Hartford’s common stock price exceeds $57.645 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on November 16, 2006, 5.7 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. For further discussion of the Company’s equity units offerings, see Note 14.

3. Segment Information

The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. In the quarter ended March 31, 2004, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments. Additionally, Corporate includes all of the Company’s debt financing and related interest expense, as well as certain capital raising activities and purchase accounting adjustments.

Life

Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, and is a leading financial services and insurance organization. Life has changed its reportable operating segments in 2004 from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits.

Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products.

Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance (formerly COLI).

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

Life includes in an Other category its international operations, which are primarily located in Japan and Brazil; as well as Life Corporate, which includes net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives, net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in Life’s Other category. Those net realized capital gains and losses that are interest rate related are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s net investment income, with an offsetting adjustment in Life’s Other category. Credit related net capital losses are retained by Life Corporate. However, in exchange for retaining credit related losses, Life’s Other category charges each operating segment a “credit-risk” fee through net investment income. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses. The Company’s revenues are primarily derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States.

Property & Casualty

Property & Casualty is now organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Prior to the first quarter of 2004, Property & Casualty had also included a Reinsurance segment. With the discontinuance of writing new assumed reinsurance business, the assumed reinsurance business is included in the Other Operations segment for all periods presented.

Business Insurance provides standard commercial insurance coverage to small commercial and middle market commercial businesses primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages. Commercial risk management products and services are also provided.

Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through the Omni Insurance Group in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options. AARP accounts for earned premiums of $2.1 billion, $2.0 billion and $1.7 billion in 2004, 2003 and 2002, respectively.

The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and agricultural coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, a subsidiary of the Company.

The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.

The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. The Property & Casualty segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).

Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss arrangements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income utilizing the duration of the segment’s investment portfolios. Consolidated Life net investment income and net realized capital gains and losses are unaffected by such transactions. During the year ended December 31, 2003, $1.8 billion of securities were sold by the Property & Casualty operation to the Life operation. For segment reporting, the net gain on this sale was deferred and will be reported by the Property & Casualty operation as realized when the underlying securities are sold by the Life operation. On December 1, 2002, the Property & Casualty segments entered into a contract with a subsidiary, whereby reinsurance will be provided to the Property & Casualty operation. This reinsurance program enables Property & Casualty to purchase reinsurance at the overall Property & Casualty operation level rather than by the individual segment. The financial results of this reinsurance program, net of retrocessions to unrelated reinsurers, are included in the Specialty Commercial segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

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

Revenues by Product Line

	For the years ended December 31,
Revenues	2004	2003	2002

Life
Earned premiums, fees, and other considerations
Retail
Individual annuity	$1,618	$1,310	$1,236
Retail mutual funds	393	303	291
401(k)	77	49	35
Other	17	10	5

Total Retail	2,105	1,672	1,567
Institutional
Institutional	474	790	417
Governmental	50	46	45
PPLI	254	267	315

Total Institutional	778	1,103	777
Total Individual Life	746	727	697

Group Benefits
Group disability	1,602	1,010	990
Group life	1,655	1,012	968
Other	395	340	369

Total Group Benefits	3,652	2,362	2,327
Other	36	113	26

Total Life premiums, fees, and other considerations	7,317	5,977	5,394
Net investment income [1]	3,894	2,041	1,849
Net realized capital gains (losses)	149	40	(308)

Total Life	11,360	8,058	6,935

Property & Casualty
Ongoing Operations
Earned premiums and other revenues
Business Insurance
Workers’ Compensation	1,511	1,242	1,079
Property	1,235	1,116	927
Automobile	754	676	590
Liability	445	419	382
Other	353	242	148

Total Business Insurance	4,298	3,695	3,126
Personal Lines
Automobile	2,469	2,325	2,232
Homeowners and other [2]	1,099	979	875

Total Personal Lines	3,568	3,304	3,107
Specialty Commercial
Workers’ Compensation	72	106	112
Property	201	238	198
Automobile	21	21	19
Liability	405	352	238
Other [2]	1,341	1,147	888

Total Specialty Commercial	2,040	1,864	1,455

Total Ongoing Operations earned premiums and other revenues	9,906	8,863	7,688
Other Operations	24	370	782
Net investment income	1,248	1,172	1,060
Net realized capital gains (losses)	133	253	(68)

Total Property & Casualty	11,311	10,658	9,462

Corporate	22	17	20

Total revenues	$22,693	$18,733	$16,417

[1]	With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in net investment income of $1,637, for the year ended December 31, 2004.

[2]	Includes servicing revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

	For the years ended December 31,
Net Income (Loss)	2004	2003	2002

Life
Retail	$526	$430	$356
Institutional [1]	124	83	108
Individual Life	153	145	133
Group Benefits	229	148	128
Other [2]	350	39	(95)

Total Life	1,382	845	630

Property & Casualty
Ongoing Operations Underwriting Results
Business Insurance	360	158	94
Personal Lines	138	130	(31)
Specialty Commercial	(53)	10	6

Total Ongoing Operations underwriting results	445	298	69
Other Operations underwriting results [3]	(448)	(2,840)	(220)

Total Property & Casualty underwriting results	(3)	(2,542)	(151)
Net servicing and other income [4]	42	8	15
Net investment income	1,248	1,172	1,060
Net realized capital gains (losses)	133	253	(68)
Other expenses	(235)	(214)	(201)
Income tax (expense) benefit [2]	(275)	578	(112)

Total Property & Casualty	910	(745)	543

Corporate	(177)	(191)	(173)

Net income (loss)	$2,115	$(91)	$1,000

[1]	2003 includes $40 of after-tax expense related to the settlement of the Bancorp Services, LLC litigation dispute.

[2]	For the year ended December 31, 2004 Life includes a $190 tax benefit recorded in its Other category, and Property & Casualty includes a $26 tax benefit, which relate to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 12.

[3]	Includes $2,604 for the year ended December 31, 2003 of before-tax impact of asbestos reserve addition.

[4]	Net of expenses related to service business.

	For the years ended December 31,
Amortization of deferred policy acquisition costs and present value of future profits	2004	2003	2002

Life
Retail	$661	$509	$436
Institutional	37	34	8
Individual Life	180	176	160
Group Benefits	23	18	17
Other	77	32	7

Total Life	978	769	628

Property & Casualty
Ongoing Operations
Business Insurance	1,058	913	779
Personal Lines	530	386	415
Specialty Commercial	257	254	240

Total Ongoing Operations	1,845	1,553	1,434
Other Operations	5	89	179

Total Property & Casualty	1,850	1,642	1,613

Total amortization of deferred policy acquisition costs and present value of future profits	$2,828	$2,411	$2,241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

	For the years ended December 31,
Income tax expense (benefit)	2004	2003	2002

Life
Retail	$114	$78	$96
Institutional	44	32	48
Individual Life	70	64	63
Group Benefits	84	43	35
Other [1]	(110)	4	(193)

Total Life	202	221	49

Total Property & Casualty [1]	275	(578)	112

Corporate	(92)	(102)	(93)

Total income tax expense (benefit)	$385	$(459)	$68

[1]	Life includes tax benefits reflecting the impact of audit settlements of $190, $0, and $76 for the years ended December 31, 2004, 2003 and 2002, respectively. Property & Casualty includes a tax benefit of $26 in 2004 reflecting the impact of audit settlements.

	For the years ended December 31,
Geographical Segment Information Revenues	2004	2003	2002

North America	$21,311	$18,480	$16,289
Other	1,382	253	128

Total revenues	$22,693	$18,733	$16,417

	As of December 31,
Assets	2004	2003

Life
Retail	$122,214	$106,409
Institutional	58,325	51,562
Individual Life	12,489	11,791
Group Benefits	8,244	7,993
Other	19,163	9,837

Total Life	220,435	187,592

Total Property & Casualty	38,018	37,159

Corporate	1,282	1,099

Total Assets	$259,735	$225,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments

	For the years ended December 31,
Components of Net Investment Income	2004	2003	2002

Fixed maturities	$3,689	$2,800	$2,510
Policy loans	186	210	254
Equity trading securities	1,018	—	—
Other investments	324	267	208

Gross investment income	5,217	3,277	2,972
Less: Investment expenses	55	44	43

Net investment income	$5,162	$3,233	$2,929

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$297	$255	$(378)
Equity securities	3	(29)	(42)
Periodic net coupon settlements on non-qualifying derivatives	15	44	24
Sale of affiliates	2	22	(4)
Other [1]	(41)	—	23
Change in liability to policyholders for net realized capital gains	—	1	1

Net realized capital gains (losses)	$276	$293	$(376)

[1]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivate instruments, net gains associated with the GMWB hedging program, as well as, the amortization of deferred acquisition costs.

Components of Unrealized Gains (Losses) on Available-for-Sale Equity Securities

Gross unrealized gains	$103	$76	$57
Gross unrealized losses	(13)	(16)	(77)

Net unrealized gains (losses)	90	60	(20)
Deferred income taxes and other items	29	20	(7)

Net unrealized gains (losses), net of tax	61	40	(13)
Balance – beginning of year	40	(13)	41

Change in unrealized gains (losses) on available-for-sale equity securities	$21	$53	$(54)

The change in net unrealized gain or loss on equity securities classified as trading included in net investment income during the year ended December 31, 2004, and substantially offset by amounts credited to policyholders was $677. This amount was not included in the gross unrealized gains (losses) in the chart above. The Company had no securities classified as trading in 2003 or 2002.

	For the years ended December 31,
Components of Unrealized Gains (Losses) on Fixed Maturities	2004	2003	2002

Gross unrealized gains	$3,993	$3,413	$3,062
Gross unrealized losses	(252)	(277)	(414)
Net unrealized gains credited to policyholders	(20)	(63)	(58)

Net unrealized gains	3,721	3,073	2,590
Deferred income taxes and other items	1,620	1,349	1,133

Net unrealized gains, net of tax	2,101	1,724	1,457
Balance – beginning of year	1,724	1,457	565

Change in unrealized gains (losses) on fixed maturities	$377	$267	$892

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Components of Fixed Maturity Investments

	As of December 31, 2004				As of December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,446	$95	$(72)	$7,469	$5,143	$133	$(83)	$5,193
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,138	11	(3)	1,146	880	12	(2)	890
Non-agency backed	80	1	—	81	27	—	—	27
Commercial mortgage-backed securities (“CMBS”)
Agency backed	71	2	(1)	72	35	1	(2)	34
Non-agency backed	11,235	473	(32)	11,676	8,065	408	(37)	8,436
Corporate	31,826	2,444	(117)	34,153	25,639	1,865	(126)	27,378
Government/Government agencies
Foreign	1,648	153	(5)	1,796	1,436	148	(2)	1,582
United States	1,116	22	(6)	1,132	1,060	13	(3)	1,070
Mortgage-backed securities (“MBS”) – U.S. Government/Government agencies	2,774	29	(4)	2,799	2,400	40	(3)	2,437
States, municipalities and political subdivisions	10,589	760	(12)	11,337	10,003	786	(19)	10,770
Redeemable preferred stock	36	3	—	39	76	4	—	80
Short-term investments	3,400	—	—	3,400	3,363	3	—	3,366

Total fixed maturities	$71,359	$3,993	$(252)	$75,100	$58,127	$3,413	$(277)	$61,263

Included in the fair value of total fixed maturities as of December 31, 2004 are $11.7 billion of guaranteed separate account assets. Guaranteed separate account assets were reclassified to the general account on January 1, 2004 as a result of the adoption of SOP 03-1. (For further discussion, see the Adoption of New Accounting Standards section of Note 1.)

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2004 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including MBS and CMOs, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

Maturity	Amortized Cost	Fair Value

One year or less	$7,250	$7,307
Over one year through five years	19,217	20,093
Over five years through ten years	22,162	23,255
Over ten years	22,730	24,445

Total	$71,359	$75,100

Non-Income Producing Investments

Investments that were non-income producing as of December 31, are as follows:

	2004		2003
Security Type	Amortized Cost	Fair Value	Amortized Cost	Fair Value

ABS	$5	$4	$3	$5
CMOs	2	1	—	1
CMBS	1	1	—	—
Corporate	5	10	19	50
Government/Government agencies — foreign	13	13	12	12

Total	$26	$29	$34	$68

For 2004, 2003 and 2002, net investment income was $17, $31 and $26, respectively, lower than it would have been if interest on non-accrual securities had been recognized in accordance with the original terms of these investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Sales of Fixed Maturity and Equity Security Investments

	For the years ended December 31,
	2004	2003	2002

Sale of Fixed Maturities
Sale proceeds	$21,339	$13,827	$9,174
Gross gains	525	576	276
Gross losses	(202)	(150)	(134)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$124	$490	$649
Gross gains	21	47	144
Gross losses	(6)	(46)	(122)

Concentration of Credit Risk

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies.

Security Unrealized Loss Aging

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. (For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 1.) Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2004 and 2003.

The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

	2004
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,556	$1,540	$(16)	$429	$373	$(56)	$1,985	$1,913	$(72)
CMOs
Agency backed	555	552	(3)	2	2	—	557	554	(3)
Non-agency backed	39	39	—	—	—	—	39	39	—
CMBS
Agency backed	26	25	(1)	—	—	—	26	25	(1)
Non-agency backed	2,788	2,764	(24)	172	164	(8)	2,960	2,928	(32)
Corporate	4,940	4,873	(67)	1,474	1,424	(50)	6,414	6,297	(117)
Government/Government agencies
Foreign	236	234	(2)	68	65	(3)	304	299	(5)
United States	640	634	(6)	10	10	—	650	644	(6)
MBS – U.S. Government/Government agencies	638	634	(4)	29	29	—	667	663	(4)
States, municipalities and political subdivisions	402	394	(8)	91	87	(4)	493	481	(12)
Short-term investments	94	94	—	—	—	—	94	94	—

Total fixed maturities	11,914	11,783	(131)	2,275	2,154	(121)	14,189	13,937	(252)
Common stock	1	1	—	2	2	—	3	3	—
Non-redeemable preferred stock	97	95	(2)	140	129	(11)	237	224	(13)

Total equity	98	96	(2)	142	131	(11)	240	227	(13)

Total temporarily impaired securities	$12,012	$11,879	$(133)	$2,417	$2,285	$(132)	$14,429	$14,164	$(265)

As of December 31, 2004, fixed maturities represented approximately 95% of the Company’s total unrealized loss amount, which was comprised of approximately 1,800 different securities. The Company held no securities as of December 31, 2004 that were in an unrealized loss position in excess of $11. There were no fixed maturities or equity securities as of December 31, 2004, with a fair value less than 80% of the security’s amortized cost for six continuous months other than certain ABS and CMBS. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position as of December 31, 2004 that were deemed to be other-than-temporarily impaired.

Securities in an unrealized loss position for less than twelve months were comprised of over 1,500 securities of which 92%, or $123, were comprised of securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are investment grade fixed maturities depressed due to changes in interest rates from the date of purchase.

The securities depressed for twelve months or more as of December 31, 2004 were comprised of approximately 300 securities, with the majority of the unrealized loss amount relating to ABS and corporate fixed maturities within the financial services sector. A description of these events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

ABS — ABS represents $56 of the securities in an unrealized loss position for twelve months or more. These securities were primarily supported by aircraft lease receivables that had suffered a decrease in value in recent years as a result of a prolonged decline in airline travel, the uncertainty of a potential industry recovery and lack of market liquidity in this sector. Although uncertainty surrounding the stability of domestic airlines continues to weigh heavily on this sector, worldwide travel and aircraft demand appears to be improving, resulting in a modest increase in market prices and greater liquidity in this sector during 2004. As of December 31, 2004, the estimated future cash flows for these securities indicated full recovery and as a result, based on management’s intent and ability to hold these securities, the prices of these securities were deemed to be temporarily depressed.

Financial services — Financial services represents approximately $18 of the securities in an unrealized loss position for twelve months or more. These securities are investment grade securities priced at or greater than 90% of amortized cost. As of December 31, 2004, the financial services twelve months or more unrealized loss amount primarily related to variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized losses for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. The majority of these variable rate securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The remaining balance of $58 in the twelve months or more unrealized loss category is comprised of approximately 170 securities, substantially all of which were depressed only a minor extent with fair value to amortized cost ratios at or greater than 90% as of December 31, 2004. The decline in market value for these securities is primarily attributable to changes in interest rates.

The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003.

	2003
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$384	$380	$(4)	$94	$93	$(1)	$478	$473	$(5)
CMOs
Agency backed	270	268	(2)	1	1	—	271	269	(2)
Non-agency backed	4	4	—	—	—	—	4	4	—
CMBS
Non-agency backed	1,515	1,489	(26)	57	56	(1)	1,572	1,545	(27)
Corporate	3,836	3,740	(96)	517	492	(25)	4,353	4,232	(121)
Government/Government agencies
Foreign	128	126	(2)	—	—	—	128	126	(2)
United States	310	307	(3)	—	—	—	310	307	(3)
MBS – U.S. Government/Government agencies	251	248	(3)	1	1	—	252	249	(3)
States, municipalities and political subdivisions	448	429	(19)	—	—	—	448	429	(19)
Redeemable preferred stock	3	3	—	—	—	—	3	3	—

Total fixed maturities	7,149	6,994	(155)	670	643	(27)	7,819	7,637	(182)
Common stock	4	4	—	4	4	—	8	8	—
Non-redeemable preferred stock	70	63	(7)	80	71	(9)	150	134	(16)

Total equity	74	67	(7)	84	75	(9)	158	142	(16)

Total temporarily impaired securities [1]	$7,223	$7,061	$(162)	$754	$718	$(36)	$7,977	$7,779	$(198)

[1]	Excludes securities subject to EITF Issue No. 99-20 and guaranteed separate account assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

There were no fixed maturities or equity securities as of December 31, 2003, with a fair value less than 80% of the security’s amortized cost for six continuous months. As of December 31, 2003, fixed maturities represented approximately 92% of the Company’s unrealized loss amount, which was comprised of approximately 800 different securities. As of December 31, 2003, the Company held no securities presented in the table above that were at an unrealized loss position in excess of $5.

The majority of the securities in an unrealized loss position for less than twelve months were depressed due to the rise in long-term interest rates. This group of securities was comprised of over 700 securities. Of the less than twelve months total unrealized loss amount $148, or 91%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%. As of December 31, 2003, $144 of the less than twelve months total unrealized loss amount was comprised of securities in an unrealized loss position for less than six continuous months.

The securities depressed for twelve months or more were comprised of less than 100 securities. Of the twelve months or more unrealized loss amount $24, or 67%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%.

As of December 31, 2003, the securities in an unrealized loss position for twelve months or more were primarily interest rate related. The sector in the greatest gross unrealized loss position in the table above was financial services, which is included within the corporate category above. A description of the events contributing to the security type’s unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

Financial services — Financial services represents approximately $23 of the securities in an unrealized loss position for twelve months or more. All of these positions were priced at or greater than 80% of amortized cost as of December 31, 2003. The financial services securities in an unrealized loss position are primarily investment grade variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized loss amounts for these securities declined during 2003 as interest rates increased. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The remaining balance of $13 in the twelve months or more unrealized loss category is comprised of approximately 60 securities with fair value to amortized cost ratios at or greater than 80%.

Investment Management Activities

In addition to managing the general account assets of the Company, Hartford Investment Management Company (“HIM”) is also an investment advisor for third party institutional clients, a sub-advisor for certain fixed income mutual funds offered by Hartford Life and serves as the sponsor and collateral manager for synthetic collateralized loan obligations (“CLOs”). During 2004, HIM issued one and began serving as the collateral asset manager for two additional synthetic CLOs, which invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). The notional value of the referenced bank loan portfolios from the three synthetic CLOs as of December 31, 2004 was $1.1 billion. The synthetic CLOs issued approximately $185 of notes and preferred shares (“CLO issuances”), approximately $170 of which was to third party investors. The proceeds from the CLO issuances were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps.

Pursuant to the requirements of FIN 46R, the Company has concluded that the three synthetic CLOs are VIEs and for the CLO issued in 2004, the Company is the primary beneficiary and must consolidate this CLO. Accordingly, the Company has recorded in the consolidated balance sheets $65 of cash and invested assets, total return swaps with a fair value of $3 in other assets, which reference a bank loan portfolio with a maximum notional of $400, and $52 in other liabilities related to the CLO issuances. The total return from the referenced bank loan portfolio of $3 was received via the total return swap and recorded in realized capital gains and losses. Income from the fixed maturity collateral account and CLO issuance investor payments were recorded in net investment income in the consolidated statements of operations. The Company’s investment in the consolidated synthetic CLO issuance is $14, which is its maximum exposure to loss. Of the two non-consolidated synthetic CLOs, the Company has a $2 preferred share investment in one of the CLO issuances, which is its maximum exposure to loss. The investors in the three synthetic CLO issuances have recourse only to the VIE assets and not to the general credit of the Company. The collateral management fees earned by HIM for the two non-consolidated synthetic CLOs totaled $3 for the year ended December 31, 2004 and are reported in other income in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Derivative Instruments

Derivative instruments are recorded at fair value and presented in the consolidated balance sheets as of December 31, as follows:

	Asset Values		Liability Values
	2004	2003	2004	2003

Other investments	$196	$199	$—	$—
Reinsurance recoverables	—	—	67	89
Other policyholder funds and benefits payable	129	115	—	—
Fixed maturities	4	7	—	—
Other liabilities	—	—	590	303

Total	$329	$321	$657	$392

The following table summarizes the primary derivative instruments used by the Company and the hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31.

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Cash-Flow Hedges

Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities. The Company also enters into forward starting swap agreements to hedge the interest rate exposure on anticipated fixed-rate asset purchases due to changes in the benchmark interest rate London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products.

Interest rate swaps are also used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$6,044	$2,599	$57	$91

Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	1,735	1,060	(499)	(175)

Fair-Value Hedges

Interest rate swaps
A portion of the Company’s fixed debt is hedged against increases in LIBOR, the designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities due to changes in LIBOR.	951	862	(2)	4
Interest rate caps and floors
Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments.	148	80	(1)	(1)
Swaptions
Swaption arrangements are utilized to offset the change in the fair value of call options embedded in certain municipal fixed maturity securities. The swaptions give the Company the option to enter into a “received fixed” swap. The purpose of the swaptions is to mitigate reinvestment risk arising from the call option embedded in the municipal security, providing for a fixed return over the original term to maturity.	14	14	1	1

Net Investment Hedges

Forwards
Yen denominated forwards are used to hedge the net investment in the Japanese Life operation from potential volatility in the yen to U.S. dollar exchange rate.	401	200	(23)	(4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Other Investment and Risk Management Activities

Interest rate caps and swaption contracts
The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company’s loss in a rising interest rate environment. The increase in yield from the cap and swaption contract in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. These derivatives are also used to reduce the duration risk in certain investment portfolios. These derivative instruments are structured to hedge the durations of fixed maturity investments to match certain life products in accordance with the Company’s asset and liability management policy.

The Company also uses an interest rate cap as an economic hedge of the interest rate risk related to fixed rate debt. In a rising interest rate environment, the cap will limit the net interest expense on the hedged fixed rate debt.	$1,966	$1,966	$5	$19

Interest rate swaps
The Company enters into interest rate swaps to terminate existing swaps in hedging relationships, and thereby offsetting the changes in value in the original swap. In addition, the Company uses interest rate swaps to manage duration risk between assets and liabilities.	2,206	3,077	(13)	11
Foreign currency swaps, forwards and put and call options
The Company enters into foreign currency swaps and forwards and purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. Currency options were closed in January 2003 for a loss of $3, after-tax.

The Company also enters into pay fixed U.S. dollar receive fixed yen zero coupon swaps and forwards to mitigate the foreign currency exposure associated with the yen denominated individual fixed annuity product. In addition, forward settling fixed maturity investments are traded to manage duration and foreign currency risk associated with this product.	982	104	(64)	(31)

Credit default and total return swaps
The Company enters into swap agreements in which the Company assumes credit exposure from an individual entity, referenced index or asset pool. The Company assumes credit exposure to individual entities through credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuer. Credit events typically include failure on the part of the referenced security issuer to make a fixed dollar amount of contractual interest or principal payments or bankruptcy. The maximum potential future exposure to the Company is the notional value of the swap contracts, $291 and $137, after-tax, as of December 31, 2004 and 2003, respectively.

The Company also assumes exposure to the change in value of indices or asset pools through total return swaps. As of December 31, 2004 and 2003, the maximum potential future exposure to the Company from such contracts is $809 and $425, after-tax, respectively.

The Company enters into credit default swap agreements, in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers.	2,158	865	8	(34)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Options
The Company writes option contracts for a premium to monetize the option embedded in certain of its fixed maturity investments. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the appreciation in the value of the embedded long option.	$95	$333	$1	$1
Product derivatives
The Company offers certain variable annuity products with a GMWB rider. The GMWB is an embedded derivative that provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. (For a further discussion, see the Derivative Instruments section of Note 1.) The notional value of the embedded derivative is the GRB balance.
	25,433	14,961	129	115
Reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	9,107	9,139	(67)	(89)
GMWB hedging instruments
The Company enters into interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index futures contracts and put and call options, as well as interest rate swap contracts to hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured.	3,117	544	108	21
Statutory reserve hedging instruments
The Company purchased one and two year S&P500 put option contracts to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB obligations against a decline in the equity markets.	1,921	—	32	—

Total	$56,278	$35,804	$(328)	$(71)

The increase in notional amount since December 31, 2003 is primarily due to an increase in embedded derivatives associated with GMWB product sales, and, to a lesser extent, derivatives transferred to the general account as a result of the adoption of SOP 03-1 and new hedging strategies. The decrease in the net fair value of derivative instruments since December 31, 2003 was primarily due to the changes in foreign currency exchange rates, the rise in short-term interest rates during 2004 and derivatives transferred to the general account pursuant to the adoption of SOP 03-1, partially offset by the increase in derivatives associated with GMWB.

Due to the adoption of SOP 03-1, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively.

For the year ended December 31, 2004, gross gains and losses representing the total ineffectiveness of all fair-value and net investment hedges were immaterial. For the year ended December 31, 2004, the Company’s net gain and loss representing hedge ineffectiveness on cash flow hedges was $(11), after-tax. For the years ended December 31, 2003 and 2002, the Company’s gross gains and losses representing the total ineffectiveness of all cash-flow, fair-value and net investment hedges were immaterial.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the consolidated statements of operations. For the years ended December 31, 2004, 2003 and 2002, the Company recognized an after-tax net gain of $6, $11 and $22, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment. The net, after-tax, GMWB activity (including the embedded derivative liability, reinsurance contracts and futures, swaps and option contracts) is included in this amount and totaled $5, $4 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $7. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

excluding interest payments on variable-rate debt) is twenty-four months. For the years ended December 31, 2004, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of gain (loss) included in the foreign currency translation adjustment associated with the net investment hedge was $(14) as of December 31, 2004. The net amount of gains (losses) recorded in the foreign currency translation adjustments account pertaining to the net investment hedge for the years ended December 31, 2004 and 2003 was $(14) and $(3), respectively.

The Company began issuing a yen denominated individual fixed annuity product in the fourth quarter of 2004. The yen denominated fixed annuity product is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2004 yen to dollar spot rate. To mitigate the yen exposure associated with the product, during the fourth quarter of 2004, the Company entered into pay fixed U.S. dollar receive fixed yen, zero coupon currency swaps (dollar to yen derivatives). As of December 31, 2004 the dollar to yen derivatives had a notional and fair value of $408 and $9, respectively. Changes in fair value of the dollar to yen derivatives totaled $9 for the year ended December 31, 2004. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the dollar to yen derivatives exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The dollar to yen derivatives are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income.

Securities Lending and Collateral Arrangements

The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company’s portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2004 and 2003, the fair value of the loaned securities was approximately $1.5 billion and $1.1 billion, respectively, and was included in fixed maturities in the consolidated balance sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $2 and $1 for the years ended December 31, 2004 and 2003, respectively, which was included in net investment income.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2004 and 2003, collateral pledged of $337 and $275, respectively, was included in fixed maturities in the consolidated balance sheets.

The classification and carrying amount of the loaned securities associated with the lending program and the collateral pledged at December 31, 2004 and 2003 were as follows:

Loaned Securities and Collateral Pledged	2004	2003

ABS	$46	$47
CMOs	1	—
CMBS	223	198
Corporate	1,001	639
Government/Government Agencies
Foreign	42	20
United States	570	497

Total	$1,883	$1,401

As of December 31, 2004 and 2003, the Company had accepted collateral relating to the securities lending program and collateral arrangements consisting of cash, U.S. Government, and U.S. Government agency securities with a fair value of $1.7 billion and $1.4 billion, respectively. At December 31, 2004 and 2003, cash collateral of $1.6 billion and $1.2 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2004 and 2003. As of December 31, 2004 and 2003, all collateral accepted was held in separate custodial accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information of financial instruments.

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

For mortgage loans, fair values were estimated using discounted cash flow calculations based on current incremental lending rates for similar type loans.

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

For commercial paper, carrying amounts approximate fair value.

Fair value for long-term debt is based on market quotations from independent third party pricing services.

The carrying amounts and fair values of The Hartford’s financial instruments at December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
Assets	Amount	Value	Amount	Value

Fixed maturities	$75,100	$75,100	$61,263	$61,263
Equity securities	14,466	14,466	565	565
Policy loans	2,662	2,662	2,512	2,512
Limited partnerships [1]	433	433	345	345
Mortgage loans [1]	1,174	1,194	792	792
Other investments [2]	573	573	370	370
Liabilities
Other policyholder funds and benefits payable [3]	$9,249	$9,081	$7,659	$7,893
Commercial paper [4]	372	372	850	850
Long-term debt [5]	4,557	5,141	4,810	5,378
Derivative related liabilities [6]	590	590	303	303

[1]	Included in other investments in the consolidated balance sheets.

[2]	2004 and 2003 include $196 and $199 of derivative related assets, respectively.

[3]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[4]	Included in short-term debt in the consolidated balance sheets.

[5]	Includes current maturities of long-term debt.

[6]	Included in other liabilities in the consolidated balance sheets.

6. Reinsurance

The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfers do not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also assumes reinsurance from other insurers. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Virtually all of The Hartford’s property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. As of December 31, 2004 and 2003, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Reinsurance (continued)

Life

In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2004, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.9. In addition, the Company reinsures the majority of minimum death benefit guarantees as well as the guaranteed withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts.

Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2004	2003	2002

Gross fee income, earned premiums and other	$7,004	$6,247	$5,634
Reinsurance assumed	811	195	180
Reinsurance ceded	(498)	(465)	(420)

Net fee income, earned premiums and other	$7,317	$5,977	$5,394

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

Life also purchases reinsurance covering the death benefit guarantees on a portion of its variable annuity business. On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with death benefits written from 1994 to 1999. (For further discussion of this arbitration, see Note 12.)

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $478, $541 and $484 for the years ended December 31, 2004, 2003 and 2002, respectively. Life also assumes reinsurance from other insurers.

Property and Casualty

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
Premiums Written	2004	2003	2002

Direct	$11,267	$10,393	$8,985
Assumed	231	688	850
Ceded	(1,604)	(2,016)	(1,251)

Net	$9,894	$9,065	$8,584

Premiums Earned
Direct	$10,961	$9,919	$8,404
Assumed	218	731	872
Ceded	(1,685)	(1,845)	(1,162)

Net	$9,494	$8,805	$8,114

Reinsurance cessions, which reduce claims and claim adjustment expenses incurred, were $929, $2.0 billion and $988 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

As of December 31, 2004 and 2003, the allowance for uncollectible reinsurance totaled $374 and $381, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Reinsurance (continued)

Reinsurance Recapture

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, HLI reinsured a portion of the GMDB feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company’s stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, HLI will be responsible for all of the remaining and ongoing risks associated with the GMDB’s related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 9. On January 1, 2004, upon adoption of the SOP, the $32 was included in the Company’s GMDB reserve calculation as part of the net reserve benefit ratio and as a claim recovery to date.

7. Deferred Policy Acquisition Costs and Present Value of Future Profits

Life

Changes in deferred policy acquisition costs and present value of future profits are as follows:

	2004	2003	2002

Balance, January 1	$6,624	$5,759	$5,573
Capitalization	1,968	1,626	1,160
Amortization – Deferred Policy Acquisitions Costs and Present Value of Future Profits	(978)	(769)	(628)
Amortization – Realized Capital Gains	(15)	14	7
Adjustments to unrealized gains and losses on securities available-for-sale and other	(75)	(59)	(353)
Cumulative effect of accounting change (SOP03-1)	(105)	—	—
Effect of currency translation	72	—	—
Acquisition of Hartford Life Group Insurance Company [1]	(53)	53	—

Balance, December 31	$7,438	$6,624	$5,759

[1]	For the year ended December 31, 2004, reflects the purchase price adjustment related to the acquisition of Hartford Life Group Insurance Company.

Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows:

For the years ended December 31,

2005	$101
2006	91
2007	76
2008	68
2009	101

Property & Casualty

Changes in deferred policy acquisition costs are as follows:

	2004	2003	2002

Balance, January 1	$975	$930	$847
Capitalization	1,946	1,687	1,696
Amortization – Deferred Policy Acquisition Costs	(1,850)	(1,642)	(1,613)

Balance, December 31	$1,071	$975	$930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Goodwill and Other Intangible Assets

The carrying amount of goodwill as of December 31, 2004 and 2003 is shown below.

Life

Retail	$356
Individual Life	440

Total Life	796

Property & Casualty

Personal Lines	122
Specialty Commercial	30

Total Property & Casualty	152

Corporate	772

Total Goodwill	$1,720

The Company’s tests of its goodwill for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, resulted in no write-downs for the years ended December 31, 2004 and 2003.

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense net of interest accretion, if any. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	2004		2003
	Gross Carrying	Accumulated Net	Gross Carrying	Accumulated Net
Acquired Intangible Assets	Amount	Amortization	Amount	Amortization

Renewal rights	$22	$13	$46	$33
Other	13	4	11	1

Total Acquired Intangible Assets	$35	$17	$57	$34

Net amortization expense for each year ended December 31, 2004, 2003 and 2002 was $7. In 2004, the Company wrote off $24 of fully-amortized renewal rights. As of December 31, 2004, the weighted average amortization period was 4.8 years for renewal rights, 5.0 years for other and 4.9 years for total acquired intangible assets.

The following is detail of the net acquired intangible asset activity for the years ended December 31, 2004, 2003 and 2002, respectively.

For the year ended December 31, 2004	Renewal Rights	Other	Total

Balance, beginning of period	$13	$10	$23
Acquisition of business	—	2	2
Amortization, net of the accretion of interest	(4)	(3)	(7)

Balance, ending of period	$9	$9	$18

For the year ended December 31, 2003

Balance, beginning of period	$15	$—	$15
Acquisition of business	4	11	15
Amortization, net of the accretion of interest	(6)	(1)	(7)

Balance, ending of period	$13	$10	$23

For the year ended December 31, 2002

Balance, beginning of period	$22	$—	$22
Acquisition of business	—	—	—
Amortization, net of the accretion of interest	(7)	—	(7)

Balance, ending of period	$15	$—	$15

Estimated future net amortization expense for the succeeding five years is as follows:

For the years ended December 31,

2005	$7
2006	5
2007	3
2008	1
2009	1

For a discussion of the present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features

The Hartford records the variable portion of individual variable annuities, 401(k), institutional, governmental, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2004, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract holder. Therefore, it does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11.7 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1 on January 1, 2004.

Prior to the adoption of SOP 03-1, the Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. These assets are not legally insulated from general creditors and therefore did not meet the conditions for separate account reporting under SOP 03-1. On January 1, 2004, separate account assets and liabilities in Japan of $6.2 billion were reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of December 31, 2004, due to additional sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had increased to $14.1 billion.

Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for GMDB and guaranteed minimum income benefits (“GMIB”) offered only in Japan sold with variable annuity products of $225 and a related GMDB reinsurance recoverable asset of $108. As of December 31, 2004, the liability from GMDB sold with annuity products offered in the United States and GMDB/GMIB sold with annuity products offered in Japan was $174 and $28, respectively. The reinsurance recoverable asset, related to the U.S. GMDB was $64 as of December 31, 2004. During 2004, the Company incurred guaranteed death benefits on U.S. products and death and income benefits on Japanese products of $123 and $21, and paid guaranteed death benefits on U.S. products and death and income benefits on Japanese products of $166 and $1, respectively. Guaranteed minimum death benefits on U.S. products and death and income benefits on Japanese products paid during 2003 were $289 and $4, respectively. Guaranteed minimum death benefits paid during 2002 were $265.

The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claims Adjustment Expenses in the Company’s statement of operations. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The determination of the GMDB and GMIB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB and GMIB liabilities as of December 31, 2004:

U.S. GMDB:

•	250 stochastically generated investment performance scenarios

•	Returns, representing the Company’s long-term assumptions, varied by asset class with a low of 3% for cash, a high of 11% for aggressive equities, and a weighted average of 9%.

•	Volatilities also varied by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 12%

•	80% of the 1983 GAM mortality table was used for mortality assumptions

•	Lapse rates by calendar year vary from a low of 8% to a high of 14%, with an average of 12%

•	Discount rate of 7.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Japan GMDB and GMIB:

•	250 stochastically generated investment performance scenarios

•	Returns, representing the Company’s long-term assumptions, varied by asset class with a low of 3.3% for Japan bonds, a high of 8.5% for foreign equities and a weighted average of 6%

•	Volatilities also varied by asset class with a low of 8.9% for Japan bonds, a high of 18.4% for foreign equities and a weighted average of 14.2%

•	70% of the 1996 Japan Standard Mortality Table was used for mortality assumptions

•	Lapse rates by age vary from a low of 1% to a high of 6%, with an average of 4%

•	Average discount rate of 3.0%

The following table provides details concerning GMDB and GMIB exposure:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type

			Retained	Weighted Average
	Account	Net Amount	Net Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$61,675	$6,568	$683	63
With 5% rollup [2]	4,204	575	104	62
With Earnings Protection Benefit Rider (EPB) [3]	4,849	228	67	59
With 5% rollup & EPB	1,499	124	21	61
Total MAV	72,227	7,495	875	63

Asset Protection Benefit (APB) [4]	17,173	5	4	61
Ratchet [5] (5 years)	40	2	—	65
Reset [6] (5-7 years)	8,262	640	640	60
Return of Premium [7] /Other	8,548	18	18	60

Subtotal U.S. Guaranteed Minimum Death Benefits	106,250	8,160	1,537	63

Japan Guaranteed Minimum Death and Income Benefit [8]	14,129	99	99	67

Total	$120,379	$8,259	$1,636	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years.

The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specified percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. In certain contracts, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

As of December 31, 2004 and December 31, 2003, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $129 and $115, respectively. During 2004 and 2003, the change in value of the GMWB, before reinsurance and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

hedging, reported in realized gains was $33 and $165 was incurred, respectively. There were no payments made for the GMWB during 2004, 2003 or 2002.

As of December 31, 2004 and December 31, 2003, $18.1 billion, or 61%, and $6.2 billion, or 36%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of December 31, 2004 and 2003 was $32.7 billion and $15.5 billion, respectively.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2004

Equity securities (including mutual funds)	$88,782
Cash and cash equivalents	7,379

Total	$96,161

As of December 31, 2004, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.

The Individual Life segment sells universal life-type contracts with and without certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording additional liabilities for universal life-type contracts and the related secondary guarantees, in accordance with SOP 03-1, was not material. As of December 31, 2004, the liability for secondary guarantees as well as the amounts incurred and paid during the year was immaterial.

10. Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon the Company’s adoption of SOP 03-1, the expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Also, effective January 1, 2004, amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract rather than over the contingent deferred sales charge period.

Changes in deferred sales inducement activity were as follows for the year ended December 31, 2004:

Balance, beginning of period	$198
Sales inducements deferred	141
Amortization charged to income	(30)

Balance, end of period	$309

11. Reserves for Claims and Claim Adjustment Expenses

As described in Note 1, The Hartford establishes reserves for claims and claim adjustment expenses on reported and unreported claims. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

The establishment of appropriate reserves, including reserves for catastrophes and asbestos and environmental claims, is inherently uncertain. The Hartford regularly updates its reserve estimates as new information becomes available and events unfold that may have an impact on unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be necessary. For further discussion of asbestos and environmental claims, see Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Reserves for Claims and Claim Adjustment Expenses (continued)

Life

The following table displays the development of the claim reserves (included in reserve for future policy benefits and unpaid claims and claim adjustment expenses in the Consolidated Balance Sheets) resulting primarily from group disability products.

	For the years ended December 31,
	2004	2003	2002

Beginning claim reserves-gross	$4,480	$2,914	$2,764
PGAAP adjustment	20	—	—
Reinsurance recoverables	250	275	264

Beginning claim reserves-net	4,210	2,639	2,500

Incurred expenses related to
Current year	1,864	1,149	1,164
Prior years	(73)	(10)	31

Total incurred	1,791	1,139	1,195

Paid expenses related to
Current year	564	376	396
Prior years	1,020	669	660

Total paid	1,584	1,045	1,056

Ending claim reserves-net	4,417	2,733	2,639
Acquisition of claim reserves	—	1,497	—
Reinsurance recoverables	297	250	275

Ending claim reserves-gross	$4,714	$4,480	$2,914

During 2004, incurred and paid expenses increased from 2003 due to the acquisition of CNA. Incurred expenses related to prior years, for the year ended December 31, 2004, were due to favorable claims experience.

The liability for future policy benefits and unpaid claims and claim adjustment expenses is comprised of the following:

	2004	2003

Group Disability and Accident and Other unpaid claims and claim adjustment expenses	$4,714	$4,480
Group Life unpaid claims and claim adjustment expenses	885	893
Individual Life unpaid claims and claim adjustment expenses	88	89
Future Policy Benefits	6,559	5,940

Future Policy Benefits and Unpaid Claim and Claim Adjustment Expenses	$12,246	$11,402

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Reserves for Claims and Claim Adjustment Expenses (continued)

The liability for future policy benefits and unpaid claims and claim adjustment expenses by segment/product is as follows:

	2004	2003

Life
Retail
Individual annuity – variable	$174	$—
Individual annuity — fixed	582	435
401(k)	54	55
Other	5	—

Total Retail	815	490

Institutional
Structured settlements	2,502	2,117
Institutional annuities	2,025	1,892
Governmental	333	354
PPLI	269	291

Total Institutional	5,129	4,654

Individual Life
Variable universal life	21	21
Universal life/other interest sensitive	87	75
Term insurance and other	480	485

Total Individual Life	588	581

Group Benefits
Group disability	4,162	3,971
Group life and accident	1,334	1,441
Other	188	184

Total Group Benefits	5,684	5,596

Other	34	90

Total Life	12,250	11,411

Corporate	(4)	(9)

Total	$12,246	$11,402

The liability for other policyholder funds and benefits payable by segment/product is as follows:

	2004	2003

Life
Retail
Individual annuity – variable [1]	$7,452	$8,230
Individual annuity – fixed [1]	10,952	510
401(k)	1,075	1,015
Other	22	24

Total Retail	19,501	9,779
Institutional
Structured settlements	1,503	1,168
Stable value/Funding agreements	1,468	1,312
GICs	3,174	3,361
Governmental	3,715	3,465
Leveraged PPLI [1]	2,791	2,638
Other	800	126

Total Institutional	13,451	12,070
Individual Life
Variable universal life	425	373
Universal life/other interest sensitive	4,059	3,407
Other	192	192

Total Individual Life	4,676	3,972
Group Benefits
Group life and accident	558	391

Total Group Benefits	558	391

Other [1]	14,647	(26)

Total Life	52,833	26,186

Corporate	—	(1)

Total	$52,833	$26,185

[1]	With the adoption of SOP 03-01 certain annuity products were reclassified from the separate account to the general account. This change in accounting resulted in an increase of $17.4 billion in the liability for other policy holder funds and benefits payable in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Reserves for Claims and Claim Adjustment Expenses (continued)

Property & Casualty

A reconciliation of liabilities for property and casualty unpaid claims and claim adjustment expenses follows:

	For the years ended December 31,
	2004	2003	2002

Beginning liabilities for property and casualty unpaid claims and claim adjustment expenses-gross	$21,715	$17,091	$17,036
Reinsurance and other recoverables	5,497	3,950	4,176

Beginning liabilities for property and casualty unpaid claims and claim adjustment expenses-net	16,218	13,141	12,860

Add provision for property & casualty unpaid claims and claim adjustment expenses
Current year	6,590	6,102	5,577
Prior years	414	2,824	293

Total provision for property and casualty unpaid claims and claim adjustment expenses	7,004	8,926	5,870

Less payments
Current year	2,616	2,369	2,257
Prior years	4,415	3,480	3,332

Total payments	7,031	5,849	5,589

Ending liabilities for property and casualty unpaid claims and claim adjustment expenses-net	16,191	16,218	13,141
Reinsurance and other recoverables	5,138	5,497	3,950

Ending liabilities for property and casualty unpaid claims and claim adjustment expenses-gross	$21,329	$21,715	$17,091

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty businesses at December 31, 2004 represent the Company’s best estimate of its ultimate liability for claims and claim adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding environmental, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity.

Examples of current trends include increases in medical cost inflation rates, changes in internal claim practices, changes in the legislative and regulatory environment over workers’ compensation claims, evolving exposures to claims asserted against religious institutions and other organizations relating to molestation or abuse and other mass torts. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages; the risks inherent in major litigation; inconsistent decisions concerning the existence and scope of coverage for environmental claims; and uncertainty as to the monetary amount being sought by the claimant from the insured.

The prior year provision of $414 in 2004 is primarily due to a number of net reserve increases to reflect current trends, partially offset by a reduction in September 11 reserves. The reserve increases in 2004 include reserve strengthening for construction defect claims, assumed casualty reinsurance and environmental claims as well as a reduction in the reinsurance recoverable asset on older, long-term casualty liabilities. The prior year provision in 2003 is primarily due to reserve strengthening of $2.6 billion based on a ground up study of asbestos reserves. The ground up study confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment. In 2002, the prior year provision of $293 is primarily due to reserve strengthening of non-standard auto claims and strengthening of workers’ compensation loss reserves on a few large accounts.

12. Commitments and Contingencies

Litigation

The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. Subject to the uncertainties discussed below under the caption “Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies (continued)

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation – On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, several private actions have been filed against the Company asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that the Company and the five named individual defendants, as control persons of the Company, “disseminated false and misleading financial statements” by concealing that “the Company was paying illegal and concealed ‘contingent commissions’ pursuant to illegal ‘contingent commission agreements.’” The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys’ fees. The Company and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions have been filed in the same court on behalf of participants in the Company’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, the Company’s Pension Fund Trust and Investment Committee, the Company’s Pension Administration Committee, the Company’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that the Company and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions also have been filed in the same court. The complaints, brought in each case by a shareholder on behalf of the Company against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Seven putative class actions also have been filed by alleged policyholders in federal district courts, one in the Southern District of New York, two in the Eastern District of Pennsylvania, three in the Northern District of Illinois, and one in the Northern District of California, against several brokers and insurers, including the Company. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from a class of defendant insurers. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Cook County action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Company has removed the Cook County action to the United States District Court for the Northern District of Illinois. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that most or all of these actions will be transferred to the United States District Court for the District of New Jersey. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies (continued)

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

The MacArthur Litigation – Hartford Accident and Indemnity Company (“Hartford A&I”), a subsidiary of the Company, issued primary general liability policies to Mac Arthur Company and its subsidiary, Western MacArthur Company, both former regional distributors of asbestos products (collectively or individually, “MacArthur”), during the period 1967 to 1976. In 1987, Hartford A&I notified MacArthur that its available limits for asbestos bodily injury claims under these policies had been exhausted, and MacArthur ceased submitting claims to Hartford A&I under these policies. Thirteen years later, MacArthur filed an action against Hartford A&I seeking for the first time additional coverage for asbestos bodily injury claims under the Hartford A&I primary policies on the theory that Hartford A&I had not exhausted limits MacArthur alleged to be available for non-products liability. Following the voluntary dismissal of MacArthur’s original action, the coverage litigation proceeded in the Superior Court in Alameda County, California. MacArthur sought a declaration of coverage and damages, alleging that its liability for liquidated but unpaid asbestos bodily injury claims was $2.5 billion, of which more than $1.8 billion consisted of unpaid judgments, and that it had substantial additional liability for unliquidated and future claims.

On December 19, 2003, Hartford Accident and Indemnity Co. (“Hartford A&I”) entered into a settlement agreement with MacArthur Co. and its subsidiary, Western MacArthur Co. Under the settlement agreement, during the first quarter of 2004, Hartford A&I paid $1.15 billion into an escrow account owned by Hartford A&I. The funds were held in the escrow account until conditions precedent to the settlement occurred in April. On April 22, 2004, the funds were disbursed from the escrow account into a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The settlement payments were accounted for as a reduction in unpaid claim and claim adjustment expenses during the first quarter of 2004.

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

Reinsurance Arbitration – On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer’s reinsurance obligations to The Hartford’s subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

Asbestos and Environmental Claims

The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.

The Hartford wrote several different categories of insurance coverage to which asbestos and environmental claims may apply. First, The Hartford wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, The Hartford wrote excess policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, The Hartford acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, The Hartford participated in the London Market, writing both direct insurance and assumed reinsurance business.

With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. The degree of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies (continued)

variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, The Hartford believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including The Hartford, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past few years, insurers in general, including The Hartford, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants, and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for so-called “non-products” coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to The Hartford’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages; the risks inherent in major litigation; inconsistent decisions concerning the existence and scope of coverage for environmental claims; and uncertainty as to the monetary amount being sought by the claimant from the insured.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. It is unknown whether potential Federal asbestos-related legislation will be enacted, and if so, what its effect will be on The Hartford’s aggregate asbestos liabilities.

The reporting pattern for assumed reinsurance claims is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty in estimating the related reserves.

Given the factors and emerging trends described above, The Hartford believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, The Hartford relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

As of December 31, 2004 and December 31, 2003, the Company reported $2.5 billion and $3.8 billion of net asbestos reserves and $394 and $408 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.

Regulatory Developments

In June 2004, the Company received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, the Company has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, the Company has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Company may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Company also has received a subpoena from the New York Attorney General’s Office requesting information related to the Company’s underwriting practices with respect to legal professional liability insurance. In addition, the Company has received a request for information from the New York Attorney General’s Office concerning the Company’s compensation arrangements in connection with the administration of workers compensation plans. The Company intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding the issues under investigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies (continued)

On October 29, 2004, the New York Attorney General’s Office informed the Company that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of the Company, of 217,074 shares of the Company’s common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General’s Office. The Company has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General’s Office. On the basis of the review, the Company has determined that Mr. Marra complied with the Company’s applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Company has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations related to market timing. The Company’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company’s ability to restrict transfers by these owners is limited. In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined. The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company also has received a subpoena from the New York Attorney General’s Office requesting information related to the Company’s group annuity products. The Company continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, the SEC, and the New York Attorney General’s Office are likely to take some action at the conclusion of the on-going investigations related to market timing and directed brokerage. The potential timing of any such action is difficult to predict, and the Company’s ultimate liability, if any, from any such action is not reasonably estimable at this time. If such an action is brought, it could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Lease Commitments

Total rental expense on operating leases was $193 in 2004, $158 in 2003 and $155 in 2002. Future minimum lease commitments are as follows:

2005	$175
2006	160
2007	125
2008	91
2009	71
Thereafter	101

Total	$723

On June 30, 2003, the Company entered into a sale-leaseback of certain furniture and fixtures with a net book value of $40. The sale-leaseback resulted in a gain of $15, which was deferred and will be amortized into earnings over the initial lease term of three years. The lease qualifies as an operating lease for accounting purposes. At the end of the initial lease term, the Company has the option to purchase the leased assets, renew the lease for two one-year periods or return the leased assets to the lessor. If the Company elects to return the assets to the lessor at the end of the initial lease term, the assets will be sold, and the Company has guaranteed a residual value on the furniture and fixtures of $20. If the fair value of the furniture and fixtures were to decline below the residual value, the Company would have to make up the difference under the residual value guarantee. Under the sale-leaseback, the Company must maintain a minimum level of consolidated statutory surplus and risk based capital ratios. In addition, the Company must not exceed a maximum ratio of debt to capitalization. As of December 31, 2004, the Company was in compliance with all such covenants.

As of December 31, 2004 and 2003, no liability was recorded for this guarantee, as the expected fair value of the furniture and fixtures at the end of the initial lease term was greater than the residual value guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies (continued)

Tax Matters

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS). During the third quarter of 2004, the IRS completed its examination of the 1998-2001 tax years, and the IRS and the Company agreed upon all adjustments. As a result, during the third quarter of 2004 the Company booked a $216 tax benefit to reflect the impact of the audit settlement on tax years covered by the examination as well as all other tax years prior to 2004. The benefit relates primarily to the separate account DRD and interest. During the fourth quarter of 2004, the IRS issued a Revenue Agent’s Report, reflecting the adjustments computed and agreed upon in the prior quarter with respect to the Company’s federal taxes for the years under examination. No additional tax adjustments were recorded, as the results reflected in the Report were included in the tax benefit recorded in the third quarter. The IRS is expected to begin its audit of the 2002-2004 tax years in 2005. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

Unfunded Commitments

At December 31, 2004, The Hartford has outstanding commitments totaling $629, of which $330 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average 2 to 5 years) to fund working capital needs or purchase new investments. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $299 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to 3 years.

Guaranty Fund and Other Insurance-related Assessments

In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $23 in 2004, $26 in 2003 and $26 in 2002.

The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2004 and 2003, the liability balance was $215 and $181, respectively. As of December 31, 2004 and 2003, included in other assets was $14 of related assets for premium tax offsets.

13. Income Tax

The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2004	2003	2002

Income Tax Expense (Benefit)
Current — U.S. Federal	$(24)	$(120)	$136
International	5	5	3

Total current	$(19)	$(115)	$139

Deferred — U.S. Federal	$404	$(344)	$(70)
International	—	—	(1)

Total deferred	$404	$(344)	$(71)

Total income tax expense (benefit)	$385	$(459)	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Tax (continued)

Deferred tax assets (liabilities) include the following as of December 31:

	2004	2003
Deferred Tax Assets
Tax discount on loss reserves	$678	$696
Tax basis deferred policy acquisition costs and reserves	648	678
Unearned premium reserve and other underwriting related reserves	440	400
Investment-related items	—	25
Employee benefits	294	293
Minimum tax credit	342	253
NOL carryover	791	942
Other	128	139

Total Deferred Tax Assets	3,321	3,426

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(1,409)	(1,305)
Investment-related items	(114)	—
Net unrealized gain on investments	(1,207)	(1,121)
Other depreciable & amortizable assets	(115)	(88)
Other	(57)	(67)

Total Deferred Tax Liabilities	(2,902)	(2,581)

Total	$419	$845

In management’s judgment, the net deferred tax asset will more likely than not be realized as reductions of future taxes paid. Accordingly, no valuation allowance has been recorded. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $2.3 billion, consisting of U.S. losses of $1.8 billion, which expire in 2023, and foreign losses of $0.5 billion, which expire from 2006-2012.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2004. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company anticipates, based on currently available information, that it will distribute the entire balance in the account, thereby permanently eliminating the potential tax of $37.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2004	2003	2002

Tax provision at U.S. Federal statutory rate	$883	$(193)	$374
Tax-exempt interest	(145)	(151)	(155)
Dividends received deduction	(136)	(92)	(70)
Sale of international subsidiaries	—	—	(8)
Internal Revenue Service audit settlement (see Note 12)	(216)	—	(77)
Tax adjustment – HLI (see Note 12)	—	(30)	—
Other	(1)	7	4

Provision (benefit) for income tax	$385	$(459)	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Debt

The following table presents short-term and long-term debt by issuance as of December 31, 2004 and 2003.

	2004	2003

Short-Term Debt
Commercial paper	$372	$850
Current maturities of long-term debt	249	200

Total Short-Term Debt	$621	$1,050

Long –Term Debt [1]
Senior Notes and Debentures

7.75% Notes, due 2005	—	249
2.375% Notes, due 2006	248	252
7.1% Notes, due 2007	198	198
4.7% Notes, due 2007	300	300
6.375% Notes, due 2008	200	200
4.1% Equity Units Notes, due 2008	330	330
2.56% Equity Units Notes, due 2008	690	690
7.9% Notes, due 2010	275	275
4.625% Notes, due 2013	319	319
4.75% Notes, due 2014	199	—
7.3% Notes, due 2015	200	200
7.65% Notes, due 2027	248	248
7.375% Notes, due 2031	397	397

Total Senior Notes and Debentures	$3,604	$3,658

Junior Subordinated Debentures
7.20% Notes, due 2038 — 245
7.20% Notes, due 2038	—	245
7.625% Notes, due 2050	200	200
7.45% Notes, due 2050	504	507

Total Junior Subordinated Debentures	704	952

Total Long-Term Debt	$4,308	$4,610

[1]	The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG”) or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.

During the year ended December 31, 2004, the Company repaid $477 of commercial paper utilizing the proceeds from its common stock offering and internal sources. For further discussion of the common stock offering, see Note 15.

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

Long-Term Debt Maturities

The following table reflects the Company’s long-term debt maturities as follows:

2005	$250
2006	250
2007	500
2008	1,220
2009	—
Thereafter	2,345

Equity Units Offerings

On May 23, 2003, The Hartford issued 12.0 million 7% equity units at a price of fifty dollars per unit and received net proceeds of $582. Subsequently, on May 30, 2003, The Hartford issued an additional 1.8 million 7% equity units at a price of fifty dollars per unit and received net proceeds of $87.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Debt (continued)

Each equity unit offered initially consists of a corporate unit with a stated amount of fifty dollars per unit. Each corporate unit consists of one purchase contract for the sale of a certain number of shares of the Company’s stock and a 5% ownership interest in one thousand dollars principal amount of senior notes due August 16, 2008.

The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a 5% undivided beneficial interest in a zero-coupon U.S. Treasury security with a principal amount of one thousand dollars that matures on August 15, 2006. The holder of an equity unit owns the underlying senior notes or treasury securities but has pledged the senior notes or treasury securities to the Company to secure the holder’s obligations under the purchase contract.

The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on August 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford’s shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford’s common stock. If the applicable market value of The Hartford’s common stock is equal to or less than $45.50, then the Company will deliver 1.0989 shares to the holder of the equity unit, or an aggregate of 15.2 million shares. If the applicable market value of The Hartford’s common stock is greater than $45.50 but less than $56.875, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford’s common stock to the holder. Finally, if the applicable market value of The Hartford’s common stock is equal to or greater than $56.875, then the Company will deliver 0.8791 shares to the holder, or an aggregate of 12.1 million shares. Accordingly, upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and 15.2 million common shares in the aggregate. The proceeds will be credited to stockholders’ equity and allocated between the common stock and additional paid-in capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 4.44% of the stated amount per year until the purchase contract is settled.

Each corporate unit also includes a 5% ownership interest in one thousand dollars principal amount of senior notes that will mature on August 16, 2008. The aggregate maturity value of the senior notes is $690. The notes are pledged by the holders to secure their obligations under the purchase contracts. The Hartford will make quarterly interest payments to the holders of the notes initially at an annual rate of 2.56%. On May 11, 2006, the notes will be remarketed. At that time, The Hartford’s remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder’s obligation under the purchase contract. If the initial remarketing is unsuccessful, the remarketing agent will attempt to remarket the notes, as necessary, on June 13, 2006, July 12, 2006 and August 11, 2006. If all remarketing attempts are unsuccessful, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 7%, consisting of interest (2.56%) and contract adjustment payments (4.44%). The corporate units are listed on the New York Stock Exchange under the symbol “HIG PrD”.

The equity units have been reflected in the diluted earnings per share calculation using the treasury stock method. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts, over the number of shares that could be purchased by The Hartford in the market using the proceeds received upon settlement. The number of issuable shares is based on the average marketprice for the last 20 trading days of the period. The number of shares purchased is based on the average market price during the entire period. For each of the periods in the year ended December 31, 2004, the equity units had a dilutive effect on the diluted earnings per share calculation. For the period from the date of issuance through December 31, 2003, the equity units did not impact the diluted earnings (loss) per share calculation.

On September 13, 2002, The Hartford issued 6.6 million 6% equity units at a price of fifty dollars per unit and received net proceeds of $319. Each equity unit offered initially consists of a corporate unit with a stated amount of fifty dollars per unit. Each corporate unit consists of one purchase contract for the sale of a certain number of shares of the Company’s stock and fifty dollars principal amount of senior notes due November 16, 2008.

The corporate unit may be converted by the holder into a treasury unit consisting of the purchase contract and a 5% undivided beneficial interest in a zero-coupon U.S. Treasury security with a principal amount of one thousand dollars that matures on November 15, 2006. The holder of an equity unit owns the underlying senior notes or treasury portfolio but has pledged the senior notes or treasury portfolio to the Company to secure the holder’s obligations under the purchase contract.

The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on November 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford’s shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford’s common stock. If the applicable market value of The Hartford’s common stock is equal to or less than $47.25, then the Company will deliver 1.0582 shares to the holder of the equity unit, or an aggregate of 7.0 million shares. If the applicable market value of The Hartford’s common stock is greater than $47.25 but less than $57.645, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford’s common stock to the holder. Finally, if the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Debt (continued)

applicable market value of The Hartford’s common stock is equal to or greater than $57.645, then the Company will deliver 0.8674 shares to the holder, or an aggregate of 5.7 million shares. Accordingly, upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between 5.7 million and 7.0 million common shares in the aggregate. The proceeds will be credited to stockholders’ equity and allocated between the common stock and additional paid-in capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.90% of the stated amount per year until the purchase contract is settled.

Each corporate unit also includes fifty dollars principal amount of senior notes that will mature on November 16, 2008. The aggregate maturity value of the senior notes is $330. The notes are pledged by the holders to secure their obligations under the purchase contracts. The Hartford will make quarterly interest payments to the holders of the notes initially at an annual rate of 4.10%. On August 11, 2006, the notes will be remarketed. At that time, The Hartford’s remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder’s obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its rights as a secured party to obtain and extinguish the notes.

The total distributions payable on the equity units are at an annual rate of 6.0%, consisting of interest (4.10%) and contract adjustment payments (1.90%). The corporate units are listed on the New York Stock Exchange under the symbol “HIG PrA”.

The equity units are reflected in the diluted earnings per share calculation using the treasury stock method, which would be used for the equity units at any time before the issuance of the shares of The Hartford’s common stock upon the settlement of the purchase contracts. Under the treasury stock method, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts over the number of shares that could be purchased by The Hartford in the market, at the average market price during the period, using the proceeds received upon settlement. The Company anticipates that there will be no dilutive effect on its earnings per share related to the equity units, except during periods when the average market price of a share of the Company’s common stock is above the threshold appreciation price of $57.645. Because the average market price of The Hartford’s common stock during the period from the date of issuance through December 31, 2002 and for the year ended December 2003, was below this threshold appreciation price, the shares issuable under the purchase contract component of the equity units have not been included in the diluted earnings (loss) per share calculations.

Shelf Registrations On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the SEC. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2004, the Company had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2004, the Company had $1.0 billion remaining on its shelf.

Commercial Paper and Revolving Credit Facilities

				As of December 31,
Description	Effective Date	Expiration Date	Maximum Available	2004	2003

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$372	$850
HLI	2/7/97	N/A	250	—	—

Total commercial paper			$2,250	$372	$850
Revolving Credit Facility
5-year revolving credit facility	6/20/01	6/20/06	$1,000	$—	$—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—

Total revolving credit facility			$1,490	$—	$—

Total Outstanding Commercial Paper and Revolving Credit Facilities			$3,740	$372	$850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Debt (continued)

Under the two revolving credit agreements, the Company must maintain a minimum level of consolidated statutory surplus and risk based capital ratios. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with each financial covenant. At December 31, 2004 and 2003, the Company was in compliance with all such covenants.

Junior Subordinated Debentures

The Hartford and its subsidiary, HLI, have formed statutory business trusts, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) of The Hartford or HLI; and (iii) engaging in only those activities necessary or incidental thereto. Prior to the adoption of FIN 46R, the trust preferred securities were reported as mandatory redeemable preferred securities of subsidiary trusts. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trust preferred securities. For further discussion of the adoption of FIN 46R, see Note 1.

The financial structure of Hartford Capital III, and Hartford Life Capital II and I, as of December 31, 2004 and 2003, were as follows:

($ in millions except for per security data)	Hartford Capital III	Hartford Life Capital II	Hartford Life Capital I [4]

Junior Subordinated Debentures [1] [2]
Principal amount owed	$500	$200	$250
Balance December 31, 2004	$504	$200	—
Balance December 31, 2003	$507	$200	$245
Coupon rate	7.45%	7.625%	7.20%
Interest payable	Quarterly	Quarterly	Quarterly
Maturity date	Oct. 26, 2050	Feb. 15, 2050	June 30, 2038
Redeemable by issuer on or after	Oct. 26, 2006	Mar. 6, 2006	June 30, 2003
Trust Preferred Securities
Issuance date	Oct. 26, 2001	Mar. 6, 2001	June 29, 1998
Securities issued	20,000,000	8,000,000	10,000,000
Liquidation preference per security (in dollars)	$25	$25	$25
Liquidation value	$500	$200	$250
Coupon rate	7.45%	7.625%	7.20%
Distribution payable	Quarterly	Quarterly	Quarterly
Distribution guaranteed by [3]	The Hartford	HLI	HLI

[1]	For each of the respective debentures, The Hartford or HLI, has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and The Hartford or HLI may not declare or pay any cash dividends or distributions on, or purchase, The Hartford’s or HLI’s capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Hartford or HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Preferred Securities.

[2]	The Hartford Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.

[3]	The Hartford has guaranteed, on a subordinated basis, all of the Hartford Capital III obligations under the Hartford Series C Preferred Securities, including to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital III has funds to make such payments.

[4]	The securities for Hartford Life Capital I were redeemed on March 15, 2004.

Interest Expense

The following table presents interest expense incurred for 2004, 2003 and 2002, respectively.

	For the years ended December 31,
	2004	2003	2002

Short-term debt	$6	$5	$6
Long-term debt [1]	245	266	259

Total interest expense	$251	$271	$265

[1] Includes junior subordinated debentures.

The weighted-average interest rate on commercial paper was 1.5%, 1.2% and 1.8% for 2004, 2003 and 2002, respectively.

15. Stockholders’ Equity

Common Stock

In September 2004, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its securities. The Company’s repurchase authorization permits purchases of common stock and equity units, which may be in the open market or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stockholders’ Equity (continued)

through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock and equity units. As of December 31, 2004, the Company has made no repurchases under this program.

On January 22, 2004, The Hartford issued approximately 6.3 million shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $388. Subsequently, on January 30, 2004, The Hartford issued approximately 377 thousand shares of common stock pursuant to an underwritten offering at a price to the public of $63.25 per share and received net proceeds of $23. The Company used the proceeds from these issuances to repay $411 of commercial paper issued in connection with the acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation. (For further discussion of this acquisition, see Note 20.)

On May 23, 2003, The Hartford issued approximately 24.2 million shares of common stock pursuant to an underwritten offering at a price to the public of $45.50 per share and received net proceeds of $1.1 billion. Subsequently, on May 30, 2003, The Hartford issued approximately 2.2 million shares of common stock at a price to the public of $45.50 per share and received net proceeds of $97.

On May 23, 2003 and May 30, 2003, The Hartford issued 12.0 million 7% equity units and 1.8 million 7% equity units, respectively. Each equity unit contains a purchase contract obligating the holder to purchase and The Hartford to sell, a variable number of newly issued shares of The Hartford’s common stock. Upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and 15.2 million shares in the aggregate. For further discussion of the equity units issuance, see Note 14 above.

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized, none of which have been issued. In 1995, the Company approved The Hartford Stockholder Rights Plan, pursuant to which a nonvoting right attaches to each share of common stock. Upon the occurrence of certain triggering events, the right will permit each shareholder to purchase a fraction of a share of the Series A Participating Cumulative Preferred Stock (the “Series A Preferred Stock”) of The Hartford. There are 300,000 authorized shares of Series A Preferred Stock. No shares were issued or outstanding at December 31, 2004 or 2003.

Statutory Results

The domestic insurance subsidiaries of HFSG prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the applicable state insurance department which vary with GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, and for statutory reporting, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance. The Company’s use of permitted statutory accounting practices does not have a significant impact on statutory surplus.

	For the years ended December 31,
	2004	2003	2002

Statutory Net Income (Loss)
Life operations	$1,048	$1,026	$(137)
Property & Casualty operations	356	(163)	4,779

Total	$1,404	$863	$4,642

	As of December 31,
	2004	2003

Statutory Surplus
Life operations	$5,119	$4,470
Property & Casualty operations	6,337	5,819

Total	$11,456	$10,289

The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stockholders’ Equity (continued)

company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2004, the maximum amount of statutory dividends which may be paid to HFSG from its insurance subsidiaries in 2005, without prior approval, is $1.9 billion.

16. Accumulated Other Comprehensive Income, Net of Tax

Comprehensive income is defined as all changes in stockholders’ equity, except those arising from transactions with stockholders. Comprehensive income includes net income (loss) and other comprehensive income (loss), which for the Company consists of changes in unrealized appreciation or depreciation of available-for-sale investments carried at market value, changes in gains or losses on cash-flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company’s minimum pension liability.

The components of AOCI were as follows:

			Foreign
		Net Gain (Loss)	Currency	Minimum	Accumulated
	Unrealized	on Cash-Flow	Cumulative	Pension	Other
	Gain on	Hedging	Translation	Liability	Comprehensive
For the year ended December 31, 2004	Securities	Instruments	Adjustments	Adjustment	Income (Loss)

Balance, beginning of year	$1,764	$(42)	$(101)	$(375)	$1,246
Unrealized gain on securities [1] [2]	106	—	—	—	106
Foreign currency translation adjustments [1]	—	—	59	—	59
Net gain on cash-flow hedging instruments [1] [3]	—	(173)	—	—	(173)
Minimum pension liability adjustment [1]	—	—	—	(105)	(105)
Cumulative effect of accounting change [4]	292	—	—	—	292

Balance, end of year	$2,162	$(215)	$(42)	$(480)	$1,425

For the year ended December 31, 2003

Balance, beginning of year	$1,444	$128	$(95)	$(383)	$1,094
Unrealized gain on securities [1] [2]	320	—	—	—	320
Foreign currency translation adjustments [1]	—	—	(6)	—	(6)
Net loss on cash-flow hedging instruments [1] [3]	—	(170)	—	—	(170)
Minimum pension liability adjustment [1]	—	—	—	8	8

Balance, end of year	$1,764	$(42)	$(101)	$(375)	$1,246

For the year ended December 31, 2002

Balance, beginning of year	$606	$63	$(116)	$(19)	$534
Unrealized gain on securities [1] [2]	838	—	—	—	838
Foreign currency translation adjustments [1]	—	—	21	—	21
Net gain on cash-flow hedging instruments [1] [3]	—	65	—	—	65
Minimum pension liability adjustment [1]	—	—	—	(364)	(364)

Balance, end of year	$1,444	$128	$(95)	$(383)	$1,094

[1]	Unrealized gain on securities is net of tax and Life deferred acquisition costs of $234, $136, and $810 for the years ended December 31, 2004, 2003 and 2002 respectively. Net gain (loss) on cash-flow hedging instruments is net of tax of $(93), $(92), and $35 for the years ended December 31, 2004, 2003 and 2002, respectively. Foreign currency cumulative translation adjustments are net of tax of $32, $(3) and $11 for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum pension liability adjustment is net of tax of $(57), $4 and $(196) for the years ended December 31, 2004, 2003 and 2002, respectively.

[2]	Net of reclassification adjustment for gains (losses) realized in net income of $170, $162 and $(252) for the years ended December 31, 2004, 2003 and 2002, respectively.

[3]	Net of amortization adjustment of $20, $20 and $5 to net investment income for the years ended December 31, 2004, 2003 and 2002, respectively.

[4]	Cumulative effect of accounting change related to the Company’s adoption of SOP 03-1 is net of tax of $157 for the year ended December 31, 2004.

17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans

The Company maintains a U.S. qualified defined benefit pension plan (“the Plan”) that covers substantially all employees. U.S. employees of the Company and certain affiliates hired prior to January 1, 2001 and who have rendered 5 or more years of service are entitled to annual pension benefits, beginning at normal retirement age (65), equal to 2% of their final average pay per year multiplied by the number of years of credited service up to a maximum of 60% of the average, less 1 2/3% of primary Social Security per year of credited service, up to a maximum of 50%. Final average pay represents the average of any of their 60 highest paid calendar months during the last 120 calendar months of credited service preceding termination or retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)

Effective for all employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the “cash balance formula”. Under the cash balance formula, a notional account is established for each employee that is credited with a percentage of the employee’s pay for each pay period, based on the employee’s age and whether or not the employee’s pay has exceeded the Social Security taxable wage base at the time crediting occurs. Interest is also credited on employee cash balance accounts. Once they become vested, employees can elect to receive the value of their plan benefit (the accumulated sum of their annual plan allocations with interest) in a single cash payment when they leave the Company. In September 2003, the Company announced its approval to amend the Plan to implement, as of January 1, 2009, the cash balance formula for the purposes of calculating future pension benefits for services rendered on or after January 1, 2009, for all employees hired before January 1, 2001. These amounts are in addition to amounts earned through December 31, 2008 under the traditional final average pay formula. Employees hired on or after January 1, 2001 are currently covered under the same cash balance formula. Under certain conditions, as described in the Plan document, the Plan permits early retirement at ages 50-64 with a reduced benefit. Employees may elect to receive their pension benefits in the form of a life annuity or joint and survivor annuity. Employees covered under the cash balance formula may elect a lump-sum distribution. If employees terminate before rendering 5 years of service, they forfeit the right to receive the portion of their accumulated plan benefits attributable to the Company’s contributions.

The Company also maintains unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. Additionally, the Company has entered into individual retirement agreements with certain current and retired directors providing for unfunded supplemental pension benefits.

The Hartford provides certain health care and life insurance benefits for eligible retired employees. The Hartford’s contribution for health care benefits will depend upon the retiree’s date of retirement and years of service. In addition, the plan has a defined dollar cap for certain retirees which limits average Company contributions. The Hartford has prefunded a portion of the health care obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Effective January 1, 2002, retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002.

In May 2004, the FASB issued FSP FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces (1) a prescription drug benefit under Medicare and (2) a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D. The FASB concluded that the subsidy should be treated as an actuarial gain pursuant to SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. FSP 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. Since the effects of the Act were not considered a significant event, the effects of the Act were incorporated in the next measurement of plan assets and obligations, December 31, 2004. The Company believes that it will be entitled to the subsidy. Therefore, the Company adopted FSP 106-2 as of December 31, 2004. The adoption of FSP 106-2 did not have a material effect on either the Company’s accumulated postretirement benefit obligation or its consolidated financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)

Obligations and Funded Status

The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2004 and 2003. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligation	2004	2003	2004	2003

Benefit obligation – beginning of year	$2,734	$2,588	$477	$434
Service cost (excluding expenses)	96	101	12	12
Interest cost	170	167	28	28
Plan participants’ contributions	—	—	8	6
Amendments	—	(168)	—	—
Actuarial (gain) loss	68	48	(28)	5
Acquisition	—	—	6	—
Change in assumption:
Discount rate	219	100	32	22
Benefits paid	(130)	(113)	(35)	(30)
Other / Foreign exchange adjustment	5	11	—	—

Benefit obligation – end of year	$3,162	$2,734	$500	$477

Change in Plan Assets	Pension Benefits		Other Postretirement Benefits

Fair value of plan assets – beginning of year	$2,015	$1,487	$100	$96
Actual return on plan assets	289	334	6	7
Employer contribution	317	306	—	—
Benefits paid	(124)	(107)	—	(3)
Expenses paid	(4)	(4)	—	—
Other / Foreign exchange adjustment	3	(1)	—	—

Fair value of plan assets – end of year	$2,496	$2,015	$106	$100

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003

Funded status	$(666)	$(719)	$(394)	$(377)
Unrecognized transition obligation	—	—	2	2
Unrecognized net actuarial loss	1,065	915	125	123
Unrecognized prior service cost	(134)	(148)	(56)	(85)

Net amount recognized	$265	$48	$(323)	$(337)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003

Accrued benefit liability	$(473)	$(529)	$(323)	$(337)
Accumulated other comprehensive income	738	577	—	—

Net amount recognized	$265	$48	$(323)	$(337)

Effective January 1, 2009, participants covered under the traditional final-average-pay formula will accrue benefits under the cash balance formula for service rendered after that date. As a result of this change, the Plan benefit obligations decreased approximately $168.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)

The funded status of the Company’s defined benefit pension and other postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company has recorded a change in minimum pension liability as of December 31, 2004 and 2003 as presented below:

	Pension Benefits
	2004	2003

Accumulated benefit obligation	$2,969	$2,544
Fair value of plan assets	2,496	2,015

Unfunded accumulated benefit obligation	473	529
Net amount recognized	265	48

Minimum pension liability, end of year	738	577
Minimum pension liability, beginning of year	577	590

Increase / (decrease) in minimum pension liability included in other comprehensive income, before-tax	$161	$(13)
Increase / (decrease) in minimum pension liability included in other comprehensive income, after-tax	$105	$(8)

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 include the following components:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002

Service cost	$101	$105	$84	$12	$12	$9
Interest cost	171	167	156	28	27	27
Expected return on plan assets	(201)	(184)	(183)	(8)	(8)	(9)
Amortization of prior service cost	(13)	6	6	(23)	(24)	(24)
Amortization of unrecognized net losses	46	26	4	4	4	2

Net periodic benefit cost	$104	$120	$67	$13	$11	$5

Assumptions

Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the plans per year were as follows:

	As of December 31,
	2004	2003

Discount rate	5.75%	6.25%
Rate of increase in compensation levels	4.00%	4.00%

Weighted average assumptions used in calculating the net periodic benefit cost for the plans were as follows:

	Twelve Months Ended
	December 31,
	2004	2003	2002

Discount rate	6.25%	6.50%	7.50%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.75%
Rate of increase in compensation levels	4.00%	4.00%	4.25%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries, including a discounted cash flow analysis of the Company’s pension and other postretirement obligations and general movements in the current market environment. The Company determines the long-term rate of return assumption for the pension and other postretirement asset portfolios based on analysis of the portfolios’ historical rates of return balanced with future long-term return expectations. Based on its long-term outlook with respect to the markets, the Company maintained its long-term rate of return assumption at 8.50% as of December 31, 2004.

Assumed health care cost trend rates were as follows:

	As of December 31,
	2004	2003	2002

Health care cost trend rate	10.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2008	2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)

Assumed health care cost trends have an effect on the amounts reported for the postretirement health care and life insurance benefit plan. Increasing/decreasing the health care trend rates by one percent would have the effect of increasing/decreasing the benefit obligation as of December 31, 2004 by $12 and the annual net periodic expense for the year then ended by $1.

Plan Assets

The Company’s defined benefit pension plan weighted average asset allocation at December 31, 2004 and 2003, and target allocation for 2005 by asset category are as follows:

	Percentage of Pension Plan Assets Fair		Target
	Value at December 31,		Allocation
	2004	2003	2005

Equity securities	67%	61%	50% - 70%
Debt securities	31%	39%	30% - 50%
Real estate	—%	—%	2% maximum
Other	2%	—%	5% maximum

Total	100%	100%

There was no Company common stock included in the Plan’s assets as of December 31, 2004 and 2003.

The Company’s other postretirement benefit plans’ weighted average asset allocation at December 31, 2004 and 2003, and target allocation for 2005 by asset category are as follows:

	Percentage of Other Postretirement Benefit		Target
	Plan Assets Fair Value at December 31,		Allocation
	2004	2003	2005

Equity securities	24%	23%	20% - 45%
Debt securities	76%	77%	55% - 80%

Total	100%	100%

There was no Company common stock included in the Other Postretirement Benefit Plan assets as of December 31, 2004 and 2003.

The overall goal of the Plan is to maximize total investment returns to provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. Investment decisions are approved by the Company’s Pension Fund Trust and Investment Committee. The Company believes that the asset allocation decision will be the single most important factor determining the long-term performance of the Plan.

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

In order to minimize risk, the Plan maintains a listing of permissible and prohibited investments. In addition, the Plan has certain concentration limits and investment quality requirements imposed on permissible investment options. The Company employs a duration overlay program to adjust the duration of the fixed income component in the plan assets to better match the duration of the benefit obligation. The portfolio will invest primarily in U.S. Treasury notes and bond futures contracts to maintain the duration within +/- 0.75 year of target duration.

Cash Flows

The following table illustrates the Company’s prior and anticipated 2005 contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits

2003	$306	$—
2004	$317	$—
2005 (best estimate)	$200	$—

The Company presently anticipates contributing approximately $200 to its pension plans in 2005, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company’s 2005 required minimum funding contributions are estimated to be approximately $1.

Employer contributions in 2004 were made in cash and do not include contributions of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)

Benefit Payments

The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and postretirement plans as of December 31, 2004:

	Pension Benefits	Other Postretirement Benefits

2005	$125	$30
2006	132	31
2007	143	31
2008	154	33
2009	166	34
2010-2014	1,052	193

Total	$1,772	$352

18. Stock Compensation Plans

On May 18, 2000, the shareholders of The Hartford approved The Hartford Incentive Stock Plan (the “2000 Plan”), which replaced The Hartford 1995 Incentive Stock Plan (the “1995 Plan”). The terms of the 2000 Plan were substantially similar to the terms of the 1995 Plan except that the 1995 Plan had an annual award limit and a higher maximum award limit.

Under the 2000 Plan, awards may be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, performance shares or restricted stock, or any combination of the foregoing. In addition, stock appreciation rights may be granted in connection with all or part of any stock options granted under the 2000 Plan. In December 2004, the 2000 Plan was amended to allow for grants of restricted stock units effective as of January 1, 2005. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 17,211,837 shares applicable to all awards for the ten-year duration of the 2000 Plan.

All options granted have an exercise price equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years and two days. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2004, The Hartford had not issued any incentive stock options under the 2000 Plan.

Performance awards of common stock granted under the 2000 Plan become payable upon the attainment of specific performance goals achieved over a period of not less than one nor more than five years, and the restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2000 Plan are available for performance shares and restricted stock awards. Also, the maximum award of performance shares for any individual employee in any year is 200,000 shares. In 2004, 2003 and 2002, the Company granted shares of common stock of 315,452, 333,712 and 40,852 with weighted average prices of $64.93, $38.13 and $62.28, respectively, related to performance share and restricted stock awards.

In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. In 2004, 2003 and 2002, 345,262, 443,467 and 408,304 shares were sold, respectively. The per share weighted average fair value of the discount under the ESPP was $9.31, $11.96, and $11.70 in 2004, 2003 and 2002, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The activity under these programs is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Stock Compensation Plans (continued)

Effective January 1, 2003, the Company adopted the fair value recognition provisions of accounting for stock-based compensation awards granted or modified after January 1, 2003. All stock-based awards granted or modified prior to January 1, 2003, continue to be valued using the intrinsic value-based provisions set forth in APB Opinion No. 25 and related interpretations. (See Note 1 for discussion of accounting for stock compensation plans.) A summary of the status of non-qualified options included in the Company’s incentive stock plan as of December 31, 2004, 2003 and 2002 and changes during the years ended December 31, 2004, 2003 and 2002 is presented below:

	2004		2003		2002
		Weighted Average		Weighted Average		Weighted Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beg. of year	21,218	$48.69	20,172	$49.66	18,937	$45.29
Granted	1,730	65.88	2,904	37.54	3,800	65.56
Exercised	(3,577)	39.78	(1,225)	33.89	(2,060)	37.32
Forfeited	(418)	56.63	(514)	56.76	(382)	57.56
Expired	(98)	56.60	(119)	57.24	(123)	46.88

Outstanding at end of year	18,855	51.73	21,218	48.69	20,172	49.66

Exercisable at end of year	13,727	49.47	14,661	46.02	12,099	43.47
Weighted average fair value of options granted	$20.74		$15.46		$25.20

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number Outstanding	Remaining		Number	Weighted
Range of	at December 31,	Contractual Life	Weighted Average	Exercisable at	Average
Exercise Prices	2004	(Years)	Exercise Price	December 31, 2004	Exercise Price

$ 15.31 – 22.97	76	0.3	$21.61	76	$21.61
22.97 – 30.63	277	1.1	26.02	277	26.02
30.63 – 38.28	4,685	6.0	35.85	3,366	35.25
38.28 – 45.94	2,776	3.6	43.41	2,749	43.41
45.94 – 53.59	1,670	3.4	48.34	1,642	48.33
53.59 – 61.25	928	4.7	57.49	832	57.41
61.25 – 68.91	8,409	6.8	64.40	4,751	63.69
68.91 – 76.56	34	6.0	71.99	34	72.04

$ 15.31 – 76.56	18,855	5.6	$51.73	13,727	$49.47

19. Investment and Savings Plan

Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates at least 0.5% of base salary to the plan for each eligible employee. In 2004, the Company allocated 1.5% of base salary to the plan for eligible employees who received compensation of less than ninety thousand dollars during the prior year. The cost to The Hartford for this plan was approximately $50, $36 and $34 for 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Acquisitions

During the second quarter of 2004, the Company finalized its December 31, 2003, acquisition of CNA Financial Corporation’s group life and accident, and short-term and long-term businesses. The acquisition was consummated to increase the scale of the Company’s group life and disability operations and to expand and enhance the distribution and delivery of those products and related services. The final purchase price was $543. Through the acquisition, assets, comprised primarily of fixed maturities and short-term investments, increased $2.6 billion and liabilities, comprised primarily of future policy benefits and unpaid claims and claim adjustments expense increased by $2.0 billion. The Company did not record any goodwill or other intangibles, including present value of future profits as a result of the acquisition. As the acquisition was completed on December 31, 2003, the results of operations of the acquired business are included in the Company’s statement of operations for the year ended December 31, 2004.

21. Quarterly Results For 2004 and 2003 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$5,732	$4,331	$5,444	$4,682	$5,416	$4,947	$6,101	$4,773
Benefits, claims and expenses	$4,914	$6,556	$4,867	$4,053	$5,109	$4,511	$5,280	$4,163
Net income (loss) [1]	$568	$(1,395)	$433	$507	$494	$343	$620	$454
Basic earnings (loss) per share [1]	$1.96	$(5.46)	$1.48	$1.89	$1.68	$1.21	$2.11	$1.60
Diluted earnings (loss) per share [1] [2]	$1.93	$(5.46)	$1.46	$1.88	$1.66	$1.20	$2.08	$1.59
Weighted average common shares outstanding	289.9	255.4	292.3	268.8	293.2	282.5	293.8	283.0
Weighted average common shares outstanding and dilutive potential common shares [2]	294.9	255.4	297.5	270.2	297.5	284.8	298.1	285.6

[1]	Included in the quarter ended March 31, 2003 is an after-tax charge of $1,701 related to the Company’s 2003 asbestos reserve addition. Included in the quarter ended June 30, 2003 are after-tax severance charges in Property & Casualty of $27 and $30 of tax benefits in Life related to the favorable treatment of certain tax items arising during the 1996-2002 tax years. Included in the quarter ended September 30, 2003 are after-tax expenses of $40 related to the settlement of the Bancorp Services, LLC litigation dispute. Included in the quarter ended September 30, 2004 are tax benefits of $190 in Life and $26 in Property and Casualty related to tax years prior to 2004.

[2]	As a result of the net loss in the quarter ended March 31, 2003, SFAS No. 128 requires the Company to use basic weighted average shares outstanding in the calculation of first quarter 2003 diluted earnings per share, as the inclusion of options of 0.7 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 256.1.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2004
			Amount at
(In millions)			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$1,116	$1,132	$1,132
U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset-backed	3,983	4,017	4,017
States, municipalities and political subdivisions	10,589	11,337	11,337
International governments	1,648	1,796	1,796
Public utilities	3,361	3,650	3,650
All other corporate including international	28,465	30,503	30,503
All other corporate – asset-backed	18,761	19,226	19,226
Short-term investments	3,400	3,400	3,400
Redeemable preferred stock	36	39	39

Total fixed maturities	71,359	75,100	75,100

Equity Securities
Common stocks
Banks, trusts & insurance companies	—	1	1
Industrial and miscellaneous	11,711	13,854	13,854
Non-redeemable preferred stocks	600	611	611

Total equity securities	12,311	14,466	14,466

Total fixed maturities and equity securities	83,670	89,566	89,566

Real Estate	2	2	2

Other Investments
Mortgage loans on real estate	1,174	1,194	1,174
Policy loans	2,662	2,662	2,662
Investments in partnerships and trusts	484	433	433
Futures, options and miscellaneous	604	571	571

Total other investments	4,924	4,860	4,840

Total investments	$88,596	$94,428	$94,408

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)

(In millions)	As of December 31,
Balance Sheets	2004	2003

Assets
Receivable from affiliates	$—	$385
Other assets	451	332
Investment in affiliates	18,256	15,447

Total assets	18,707	16,164

Liabilities and Stockholders’ Equity
Payable to affiliate	48	—
Short-term debt	372	850
Long-term debt	3,514	3,319
Other liabilities	535	356

Total liabilities	4,469	4,525
Total stockholders’ equity	14,238	11,639

Total liabilities and stockholders’ equity	$18,707	$16,164

(In millions)	For the years ended December 31,
Statement of Operations	2004	2003	2002

Interest expense (net of interest income)	$161	$155	$155
Other expenses	19	17	5

Loss before income taxes and earnings of subsidiaries	(180)	(172)	(160)
Income tax benefit	(62)	(60)	(56)

Loss before earnings of subsidiaries	(118)	(112)	(104)
Earnings of subsidiaries	2,233	21	1,104

Net income (loss)	$2,115	$(91)	$1,000

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)

(In millions)	For the years ended December 31,
Condensed Statements of Cash Flows	2004	2003	2002

Operating Activities
Net income (loss)	$2,115	$(91)	$1,000
Undistributed earnings of subsidiaries	(1,506)	197	(877)
Change in working capital	183	(231)	(128)

Cash provided by (used for) operating activities	792	(125)	(5)

Investing Activities
Net sale (purchase) of short-term investments	(111)	60	6
Capital contributions to subsidiaries	(646)	(2,135)	(498)

Cash used for investing activities	(757)	(2,075)	(492)

Financing Activities
Net increase(decrease) in debt	(280)	1,270	333
Issuance of common stock	411	1,161	330
Dividends paid	(325)	(291)	(257)
Return of shares to treasury stock under incentive and stock compensation plans	(2)	(1)	—
Proceeds from issuances of shares under incentive and stock compensation plans	161	60	92

Cash provided by (used for) financing activities	(35)	2,199	498

Net change in cash	—	(1)	1
Cash – beginning of year	—	1	—

Cash-end of year	$—	$—	$1

Supplemental Disclosure of Cash Flow Information
Net Cash Paid During the Year for:
Interest	$154	$123	$148

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(In millions)

		Future Policy
		Benefits,			Other
		Unpaid Claims			Policyholder
	Deferred Policy	and			Funds and
	Acquisition	Claim Adjustment	Unearned		Benefits
Segment [1]	Costs [2]	Expenses	Premiums		Payable

As of December 31, 2004

Life
Retail	$4,564	$815	$		$19,501
Institutional	159	5,129			13,451
Individual Life	1,813	588			4,676
Group Benefits	70	5,684			558
Other	831	34			14,647

Total Life	7,437	12,250		50	52,833

Property & Casualty
Ongoing Operations
Business Insurance	512	6,057		2,180
Personal Lines	433	2,000		1,748
Specialty Commercial	128	5,519		773

Total Ongoing Operations	1,073	13,576		4,701
Other Operations	(2)	7,753		62

Total Property & Casualty	1,071	21,329		4,763	—

Corporate	1	(4)		(6)	—

Consolidated	$8,509	$33,575		$4,807	$52,833

As of December 31, 2003

Life
Retail	$4,365	$490	$		$9,779
Institutional	105	4,654			12,070
Individual Life	1,700	581			3,972
Group Benefits	101	5,596			391
Other	352	90			(26)

Total Life	6,623	11,411		58	26,186

Property & Casualty
Ongoing Operations
Business Insurance	463	5,296		1,861
Personal Lines	398	1,733		1,636
Specialty Commercial	109	5,148		706

Total Ongoing Operations	970	12,177		4,203

Other Operations	5	9,538		169

Total Property & Casualty	975	21,715		4,372	—

Corporate	1	(9)		(7)	(1)

Consolidated	$7,599	$33,117		$4,423	$26,185

			Benefits,	Amortization
	Earned		Claims	of Deferred
	Premiums,	Net	and Claim	Policy
	Fee Income	Investment	Adjustment	Acquisition	Other	Net Written
Segment [1]	and Other	Income	Expenses	Costs	Expenses [3]	Premiums

For the year ended December 31, 2004

Life
Retail	$2,105	$1,077	$1,120	$661	$742	$
Institutional	778	1,061	1,513	37	127
Individual Life	746	302	480	180	164
Group Benefits	3,652	375	2,703	23	989
Other	36	1,079	814	77	123

Total Life	7,317	3,894	6,630	978	2,145		N/A

Property & Casualty
Ongoing Operations
Business Insurance	4,298		2,633	1,058			4,575
Personal Lines	3,568		2,512	530			3,557
Specialty Commercial	2,040		1,414	257			1,772

Total Ongoing Operations	9,906		6,559	1,845			9,904

Other Operations	24		445	5			(10)

Total Property & Casualty	9,930	1,248	7,004	1,850	1,272		9,894

Corporate	8	20	6	—	285		N/A

Consolidated	$17,255	$5,162	$13,640	$2,828	$3,702		$9,894

For the year ended December 31, 2003

Life
Retail	$1,672	$494	$568	$509	$602	$
Institutional	1,103	995	1,749	34	212
Individual Life	727	256	436	176	161
Group Benefits	2,362	264	1,862	18	553
Other	113	32	1	32	79

Total Life	5,977	2,041	4,616	769	1,607		N/A

Property & Casualty
Ongoing Operations
Business Insurance	3,695		2,340	913			3,957
Personal Lines	3,304		2,318	386			3,272
Specialty Commercial	1,864		1,182	254			1,612

Total Ongoing Operations	8,864		5,840	1,553			8,841

Other Operations	370		3,086	89			224

Total Property & Casualty	9,233	1,172	8,926	1,642	1,413		9,065

Corporate	(3)	20	6	—	304		N/A

Consolidated	$15,207	$3,233	$13,548	$2,411	$3,324		$9,065

For the year ended December 31, 2002

Life
Retail	$1,567	$368	$486	$436	$568	$
Institutional	777	977	1,369	8	224
Individual Life	697	262	443	160	159
Group Benefits	2,327	258	1,878	17	524
Other	26	(16)	(18)	7	(5)

Total Life	5,394	1,849	4,158	628	1,470		N/A

Property & Casualty
Ongoing Operations
Business Insurance	3,126		1,962	779			3,412
Personal Lines	3,107		2,319	415			3,050
Specialty Commercial	1,455		849	240			1,362

Total Ongoing Operations	7,688		5,130	1,434			7,824

Other Operations	782		740	179			760

Total Property & Casualty	8,470	1,060	5,870	1,613	1,324		8,584

Corporate	—	20	6	—	280		N/A

Consolidated	$13,864	$2,929	$10,034	$2,241	$3,074		$8,584

[1]	Segment information is presented in a manner by which The Hartford’s chief operating decision maker views and manages the business.

[2]	Also includes present value of future profits.

[3]	Includes insurance operating costs, interest and other expenses.

Note:	Certain reclassifications have been made to prior year financial information to conform to current year presentation.

N/A – Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE IV

REINSURANCE

					Percentage
			Assumed		of Amount
	Gross	Ceded to Other	From Other		Assumed
(In millions)	Amount	Companies	Companies	Net Amount	to Net

For the year ended December 31, 2004

Life insurance in force	$778,134	$300,627	$75,050	$552,557	14%

Insurance revenues
Property and casualty insurance	$10,961	1,685	218	9,494	2%
Life insurance and annuities	5,173	415	542	5,300	10%
Accident and health insurance	1,831	83	269	2,017	13%

Total insurance revenues	$17,965	$2,183	$1,029	$16,811	6%

For the year ended December 31, 2003

Life insurance in force	$737,837	$288,758	$28,800	$477,879	6%

Insurance revenues
Property and casualty insurance	$9,919	$1,845	$731	$8,805	8%
Life insurance and annuities	4,762	364	122	4,520	3%
Accident and health insurance	1,485	101	73	1,457	5%

Total insurance revenues	$16,166	$2,310	$926	$14,782	6%

For the year ended December 31, 2002

Life insurance in force	$664,368	$210,446	$30,502	$484,424	6%

Insurance revenues
Property and casualty insurance	$8,404	$1,162	$872	$8,114	11%
Life insurance and annuities	4,067	279	84	3,872	2%
Accident and health insurance	1,567	141	96	1,522	6%

Total insurance revenues	$14,038	$1,582	$1,052	$13,508	8%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged to Costs	Translation	Write-offs/	Balance
(In millions)	January 1,	and Expenses	Adjustment	Payments/Other	December 31,

2004
Allowance for doubtful accounts	$150	$71	$—	$(46)	$175
Allowance for uncollectible reinsurance	381	40	—	(47)	374
Accumulated depreciation of plant, property and equipment	958	156	—	(63)	1,051

2003
Allowance for doubtful accounts	$121	$110	$—	$(81)	$150
Allowance for uncollectible reinsurance	211	263	—	(93)	381
Accumulated depreciation of plant, property and equipment	1,037	167	—	(246)	958

2002
Allowance for doubtful accounts	$112	$96	$(11)	$(76)	$121
Allowance for uncollectible reinsurance	158	67	—	(14)	211
Accumulated depreciation of plant, property and equipment	917	149	—	(29)	1,037

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE VI

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS

				Paid Claims and
	Discount	Claims and Claim Adjustment		Claim
	Deducted From	Expenses Incurred Related to:		Adjustment
(In millions)	Liabilities [1]	Current Year	Prior Year	Expenses

Years ended December 31,
2004	$556	$6,590	$414	$7,031
2003	$556	$6,102	$2,824	$5,849
2002	$575	$5,577	$293	$5,589

[1]	Reserves for permanently disabled claimants, terminated reinsurance treaties and certain reinsurance contracts have been discounted using the weighted average rate of return The Hartford could receive on risk-free investments of 4.8%, 4.9% and 5.0% for 2004, 2003 and 2002, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Robert J. Price
Robert J. Price
Senior Vice President and Controller

Date: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramani Ayer Ramani Ayer	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2005

/s/ Thomas M. Marra	Executive Vice President and Director	February 28, 2005
Thomas M. Marra

/s/ David K. Zwiener	Executive Vice President and Director	February 28, 2005
David K. Zwiener

/s/ David M. Johnson David M. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2005

/s/ Robert J. Price	Senior Vice President and Controller (Principal Accounting Officer)	February 28,2005
Robert J. Price

/s/ Ronald E. Ferguson	Director	February 28, 2005
Ronald E. Ferguson

/s/ Edward J. Kelly, III	Director	February 28, 2005
Edward J. Kelly, III

/s/ Paul G. Kirk, Jr.	Director	February 28, 2005
Paul G. Kirk, Jr.

/s/ Gail J. McGovern	Director	February 28, 2005
Gail J. McGovern

/s/ Michael G. Morris	Director	February 28, 2005
Michael G. Morris

/s/ Robert W. Selander	Director	February 28, 2005
Robert W. Selander

/s/ Charles B. Strauss	Director	February 28, 2005
Charles B. Strauss

/s/ H. Patrick Swygert	Director	February 28, 2005
H. Patrick Swygert

/s/ Gordon I. Ulmer	Director	February 28, 2005
Gordon I. Ulmer

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
FORM 10-K

EXHIBITS INDEX

The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.01	Corrected Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (“The Hartford”), effective May 21, 1998, as amended by Amendment No. 1, effective May 1, 2002. †

3.02	Amended and Restated By-Laws of The Hartford, amended effective May 20, 2004 (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Form 10-Q for the quarterly period ended June 30, 2004).

4.01	Amended and Restated Certificate of Incorporation and By-Laws of The Hartford (incorporated herein by reference as indicated in Exhibits 3.01 and 3.02 hereto, respectively).

4.02	Rights Agreement dated as of November 1, 1995, (the “Rights Agreement”), between The Hartford and The Bank of New York as Rights Agent (incorporated herein by reference to Exhibit 4.26 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

4.03	Form of certificate of the voting powers, preferences and relative participating, optional and other special rights, qualifications, limitations or restrictions of Series A Participating Cumulative Preferred Stock of The Hartford (attached as Exhibit A to the Rights Agreement that is incorporated herein by reference as Exhibit 4.02 hereto).

4.04	Form of Right Certificate (attached as Exhibit B to the Rights Agreement that is incorporated herein by reference as Exhibit 4.02 hereto).

4.05	Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association) as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

4.06	Junior Subordinated Indenture, dated as of October 30, 1996, between The Hartford and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.05 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

4.07	Supplemental Indenture, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, as Trustee, to the Junior Subordinated Indenture filed as Exhibit 4.06 hereto between The Hartford and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.27 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.08	Amended and Restated Trust Agreement, dated as of October 26, 2001, of Hartford Capital III, relating to the 7.45% Trust Originated Preferred Securities, Series C (the “Series C Preferred Securities”) (incorporated herein by reference to Exhibit 4.28 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.09	Agreement as to Expenses and Liabilities, dated as of October 26, 2001, between The Hartford and Hartford Capital III (incorporated herein by reference to Exhibit 4.29 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.10	Preferred Security Certificate for Hartford Capital III (incorporated herein by reference to Exhibit 4.30 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.11	Guarantee Agreement, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, relating to The Hartford’s guarantee of the Series C Preferred Securities (incorporated herein by reference to Exhibit 4.31 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

EXHIBITS INDEX (continued)

Exhibit No
4.12	Supplemental Indenture No. 1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.05 hereto, between The Hartford and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.30 to The Hartford’s Registration Statement on Form S-3 (Amendment No. 1) dated December 27, 2000) (Registration No. 333-49666).

4.13	Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.05 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Report on Form 8-K, filed September 17, 2002).

4.14	Form of Global Security (included in Exhibit 4.13).

4.15	Purchase Contract Agreement, dated as of September 13, 2002, between The Hartford and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.2 to The Hartford’s Report on Form 8-K, filed September 17, 2002).

4.16	Form of Corporate Unit Certificate (included in Exhibit 4.15).

4.17	Pledge Agreement, dated as of September 13, 2002, among The Hartford and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and JPMorgan Chase Bank as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 to The Hartford’s Report on Form 8-K, filed September 17, 2002).

4.18	Remarketing Agreement, dated as of September 13, 2002, between The Hartford and Morgan Stanley & Co. Incorporated, as Remarketing Agent, and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.4 to The Hartford’s Report on Form 8-K, filed September 17, 2002).

4.19	Supplemental Indenture No. 3, dated as of May 23, 2003, to the Senior Indenture filed as Exhibit 4.05 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed May 30, 2003).

4.20	Purchase Contract Agreement, dated as of May 23, 2003, between The Hartford and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed May 30, 2003).

4.21	Pledge Agreement, dated as of May 23, 2003, between The Hartford and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed May 30, 2003).

4.22	Remarketing Agreement, dated as of May 23, 2003, between The Hartford, Goldman, Sachs & Co., as the Remarketing Agent and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed May 30, 2003).

4.23	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to The Hartford’s Report on Form 8-K, filed March 12, 2004).

*10.01	Employment Agreement, dated as of July 1, 1997, and amended as of February 6, 2004, between The Hartford and Ramani Ayer (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.02	Employment Agreement, dated as of July 1, 1997, and amended as of February 17, 2004, between The Hartford and David K. Zwiener (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.03	Employment Agreement, dated as of July 1, 2000, and amended as of January 29, 2004, between The Hartford and Thomas M. Marra (incorporated herein by reference to Exhibit 10.03 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.04	Employment Agreement, dated as of March 20, 2001, and amended as of February 18, 2004, between The Hartford and Neal S. Wolin (incorporated herein by reference to Exhibit 10.04 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

EXHIBITS INDEX (continued)

Exhibit No
*10.05	Employment Agreement, dated as of April 26, 2001, and amended as of February 10, 2004, between The Hartford and David M. Johnson (incorporated herein by reference to Exhibit 10.05 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.06	Employment Agreement, dated as of November 5, 2001, and amended as of February 25, 2004, between The Hartford and David M. Znamierowski (incorporated herein by reference to Exhibit 10.06 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.07	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford (incorporated herein by reference to Exhibit 10.07 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.08	The Hartford Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.05 to The Hartford’s Form 10-Q for the quarterly period ended September 30, 2004).

*10.09	The Hartford Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Report on Form 8-K filed December 20, 2004).

*10.10	The Hartford Deferred Restricted Stock Unit Plan, as amended (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Form 10-Q for the quarterly period ended September 30, 2004).

*10.11	The Hartford Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.03 of The Hartford’s Form 10-Q for the quarterly period ended September 30, 2004).

*10.12	The Hartford Senior Executive Severance Pay Plan, as amended (incorporated herein by reference to Exhibit 10.08 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.13	The Hartford Executive Severance Pay Plan I, as amended (incorporated herein by reference to Exhibit 10.18 to the Hartford’s Form 10-K for the fiscal year ended December 31, 2002).

*10.14	The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2002).

*10.15	The Hartford Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Form 10-Q for the quarterly period ended September 30, 2004).

*10.16	The Hartford Investment and Savings Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the Hartford’s Form 10-Q for the quarterly period ended June 30, 2004).

10.17	Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement (the “Five-Year Credit Facility”), dated as of February 26, 2003, among The Hartford, the lenders named therein, and The Chase Manhattan Bank and Bank of America, N.A. as Co-Administrative Agents (incorporated herein by reference to Exhibit 10.27 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2002).

10.18	First Amendment, dated as of June 30, 2003, to the Five-Year Credit Facility among The Hartford, the Lenders party thereto and JPMorgan Chase Bank and Bank of America, N.A., as Co-Administrative Agents (incorporated herein by reference to Exhibit 10.16 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2003).

10.19	Three-Year Competitive Advance and revolving Credit Facility Agreement (the “Three-Year Credit Facility”), dated as of December 31, 2002 among The Hartford, Hartford Life, Inc., the Lenders named therein and JPMorgan Chase Bank and Citibank, N.A., as Co-Administrative Agents (incorporated herein by reference to Exhibit 10.28 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2002).

10.20	First Amendment, dated as of June 30, 2003, to the Three-Year Credit Facility among The Hartford, Hartford Life, Inc., the Lenders party thereto and JPMorgan Chase Bank and Bank of America, N.A., as Co-Administrative Agents (incorporated herein by reference to Exhibit 10.18 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2003).

*10.21	Summary of Compensation for Non-Employee Directors (incorporated by reference to The Hartford’s Report on Form 8-K filed December 20, 2004).

EXHIBITS INDEX (continued)

Exhibit No
12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. †

21.01	Subsidiaries of The Hartford Financial Services Group, Inc. †

23.01	Consent of Deloitte & Touche LLP the incorporation by reference into The Hartford’s Registration Statements on Forms S-8 and Forms S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. †

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

*	Management contract, compensatory plan or arrangement.

†	Filed with the Securities and Exchange Commission as an exhibit to this report.