Form 10-Q
period 2005-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2005-05-02
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑ No ☐

As of April 25, 2005, there were outstanding 296,626,246 shares of Common Stock, $0.01 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2005 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 29, 2005

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions, except for per share data)	2005	2004

	(Unaudited)
Revenues
Earned premiums	$3,506	$3,181
Fee income	952	825
Net investment income	1,293	1,478
Other revenues	112	104
Net realized capital gains	128	144

Total revenues	5,991	5,732

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,355	3,297
Amortization of deferred policy acquisition costs and present value of future profits	772	679
Insurance operating costs and expenses	715	692
Interest expense	63	66
Other expenses	172	180

Total benefits, claims and expenses	5,077	4,914

Income before income taxes and cumulative effect of accounting change	914	818

Income tax expense	248	227

Income before cumulative effect of accounting change	666	591
Cumulative effect of accounting change, net of tax	—	(23)

Net income	$666	$568

Basic earnings per share
Income before cumulative effect of accounting change	$2.26	$2.04
Cumulative effect of accounting change, net of tax	—	(0.08)

Net income	$2.26	$1.96

Diluted earnings per share
Income before cumulative effect of accounting change	$2.21	$2.01
Cumulative effect of accounting change, net of tax	—	(0.08)

Net income	2.21	1.93

Weighted average common shares outstanding	294.8	289.9
Weighted average common shares outstanding and dilutive potential common shares	301.3	294.9

Cash dividends declared per share	$0.29	$0.28

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2005	December 31, 2004

	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $72,740 and $71,359)	$75,215	$75,100
Equity securities, held for trading, at fair value (cost of $14,605 and $12,514)	15,855	13,634
Equity securities, available-for-sale, at fair value (cost of $1,002 and $742)	1,089	832
Policy loans, at outstanding balance	2,119	2,662
Other investments	2,230	2,180

Total investments	96,508	94,408
Cash	1,439	1,148
Premiums receivable and agents’ balances	3,296	3,235
Reinsurance recoverables	5,953	6,178
Deferred policy acquisition costs and present value of future profits	8,989	8,509
Deferred income taxes	550	419
Goodwill	1,720	1,720
Property and equipment, net	658	643
Other assets	3,805	3,452
Separate account assets	138,502	140,023

Total assets	$261,420	$259,735

Liabilities

Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$21,301	$21,329
Life	12,373	12,246
Other policyholder funds and benefits payable	55,459	52,833
Unearned premiums	4,943	4,807
Short-term debt	622	621
Long-term debt	4,300	4,308
Other liabilities	9,709	9,330
Separate account liabilities	138,502	140,023

Total liabilities	247,209	245,497

Commitments and Contingencies (Note 7)

Stockholders’ Equity

Common stock - 750,000,000 shares authorized, 299,511,125 and 297,200,090 shares issued, $0.01 par value	3	3
Additional paid-in capital	4,696	4,567
Retained earnings	8,863	8,283
Treasury stock, at cost – 3,015,913 and 2,991,820 shares	(41)	(40)
Accumulated other comprehensive income, net of tax	690	1,425

Total stockholders’ equity	14,211	14,238

Total liabilities and stockholders’ equity	$261,420	$259,735

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
(In millions, except for share data)	2005	2004

	(Unaudited)
Common Stock/Additional Paid-in Capital
Balance at beginning of period	$4,570	$3,932
Issuance of common stock in underwritten offering	—	411
Issuance of shares under incentive and stock compensation plans	114	67
Tax benefit on employee stock options and awards	15	12

Balance at end of period	4,699	4,422

Retained Earnings
Balance at beginning of period	8,283	6,499
Net income	666	568
Dividends declared on common stock	(86)	(81)

Balance at end of period	8,863	6,986

Treasury Stock, at Cost
Balance at beginning of period	(40)	(38)
Return of shares under incentive and stock compensation plans to treasury stock	(1)	(1)

Balance at end of period	(41)	(39)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	1,425	1,246
Change in unrealized gain/loss on securities	(686)	574
Cumulative effect of accounting change	—	292
Change in net gain/loss on cash flow hedging instruments	(31)	59
Foreign currency translation adjustments	(18)	(3)

Total other comprehensive income (loss)	(735)	922

Balance at end of period	690	2,168

Total stockholders’ equity	$14,211	$13,537

Outstanding Shares (in thousands)
Balance at beginning of period	294,208	283,380
Issuance of common stock in underwritten offering	—	6,703
Issuance of shares under incentive and stock compensation plans	2,311	1,619
Return of shares under incentive and stock compensation plans to treasury stock	(24)	(25)

Balance at end of period	296,495	291,677

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(In millions)	2005	2004

	(Unaudited)
Comprehensive Income (Loss)
Net income	$666	$568

Other Comprehensive Income
Change in unrealized gain/loss on securities	(686)	574
Cumulative effect of accounting change	—	292
Change in net gain/loss on cash flow hedging instruments	(31)	59
Foreign currency translation adjustments	(18)	(3)

Total other comprehensive income (loss)	(735)	922

Total comprehensive income (loss)	$(69)	$1,490

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions)	2005	2004

	(Unaudited)
Operating Activities
Net income	$666	$568
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	772	679
Additions to deferred policy acquisition costs and present value of future profits	(1,057)	(952)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	221	(1,022)
Reinsurance recoverables	(19)	151
Receivables	(53)	(904)
Payables and accruals	(197)	575
Accrued and deferred income taxes	139	641
Net realized capital gains	(128)	(144)
Net increase in equity securities, held for trading	(2,220)	(1,611)
Net receipts from investment and universal life-type contracts credited to policyholders accounts associated with equity securities, held for trading	2,367	1,915
Depreciation and amortization	29	33
Cumulative effect of accounting change, net of tax	—	23
Other, net	146	147

Net cash provided by operating activities	666	99

Investing Activities
Purchase of available-for-sale investments	(10,587)	(4,674)
Sale of available-for-sale investments	8,905	4,315
Maturity of available-for-sale investments	750	763
Additions to property and equipment, net	(15)	(18)

Net cash provided by (used for) investing activities	(947)	386

Financing Activities
Repayment of short-term debt, net	—	(477)
Issuance of long-term debt	—	197
Repayment of long-term debt	—	(250)
Issuance of common stock in underwritten offering	—	411
Net receipts from investment and universal life-type contracts charged against policyholder accounts	548	(164)
Dividends paid	(86)	(79)
Proceeds from issuance of shares under incentive and stock compensation plans	105	55

Net cash provided by (used for) financing activities	567	(307)

Foreign exchange rate effect on cash	5	(2)

Net increase in cash	291	176
Cash — beginning of period	1,148	462

Cash — end of period	$1,439	$638

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:
Income taxes	$81	$30
Interest	$52	$53

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

The accompanying condensed consolidated financial statements and notes as of March 31, 2005, and for the three months ended March 31, 2005 and 2004 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2004 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Consolidation

The consolidated financial statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is the primary beneficiary. Entities in which The Hartford does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.

Reclassifications

Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Specifically, the Company reclassified amounts assessed against certain contractholder balances during the first quarter of 2004 from net investment income to fee income.

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

The most significant estimates include those used in determining insurance reserves; Life operations deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than temporary impairments; pension and other postretirement benefits; and contingencies.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.

Stock-Based Compensation

In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”. All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. If the fair value method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005 and 2004, the effect on net income and earnings per share would have been immaterial. (For further discussion of the Company’s stock compensation plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.)

Income Taxes

The effective tax rate for the three months ended March 31, 2005 and 2004 was 27% and 28%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the dividends received deduction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Accounting Policies

Future Adoption of Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In April 2005, the Securities and Exchange Commission deferred the required effective date for adoption to annual periods beginning after June 15, 2005. As disclosed in Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 10-K Annual Report, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

2. Earnings Per Share

The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Net
	Income	Shares	Per Share Amount

March 31, 2005

Basic Earnings per Share
Net income available to common shareholders	$666	294.8	$2.26

Diluted Earnings per Share
Stock compensation plans	—	3.3
Equity units	—	3.2

Net income available to common shareholders plus assumed conversions	$666	301.3	$2.21

March 31, 2004

Basic Earnings per Share
Net income available to common shareholders	$568	289.9	$1.96

Diluted earnings per Share
Stock compensation plans	—	3.1
Equity units	—	1.9

Net income available to common shareholders plus assumed conversions	$568	294.9	$1.93

Basic earnings per share are computed based on the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of outstanding options and the Company’s equity units, if any, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Under the treasury stock method for the equity units, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts, over the number of shares that could be purchased by The Hartford in the market using the proceeds received upon settlement. The number of issuable shares is based on the average market price for the last 20 trading days of the period. The number of shares purchased is based on the average market price during the entire period. Contingently issuable shares are included upon satisfaction of certain conditions related to the contingency.

Upon exercise of outstanding options, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise. Similarly, upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares are added to the Company’s issued and outstanding shares. Accordingly, assuming The Hartford’s common stock price exceeds $56.875 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on August 16, 2006, 12.1 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. Additionally, assuming The Hartford’s common stock price exceeds $57.645 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on November 16, 2006, 5.7 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. For further discussion of the Company’s equity units offerings, see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 10-K Annual Report.

3. Segment Information

The Hartford is organized into two major operations: Life and Property & Casualty. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments. Additionally, Corporate primarily includes all of the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Segment Information (continued)

Life is organized into four reportable operating segments: Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits.

Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended March 31, 2005 and 2004, AARP accounts for earned premiums of $560 and $520, respectively, in Personal Lines.

For further discussion of the types of products offered by each segment see Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.

The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. The Property & Casualty underwriting segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. Net income (loss) for Property & Casualty is the sum of underwriting results, net investment income, net realized capital gains and losses, net servicing and other income, other expenses, and related income taxes.

The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Other Operations segments, while net income is presented for Life, Property & Casualty and Corporate.

	Three Months Ended
	March 31,
Revenues	2005	2004
Life
Retail Products Group	$837	$763
Institutional Solutions Group	424	442
Individual Life	262	254
Group Benefits	1,046	1,004
Other	411	595

Total Life [1]	2,980	3,058

Property & Casualty
Ongoing Operations
Earned premiums and other revenues
Business Insurance	1,150	1,019
Personal Lines	919	864
Specialty Commercial	547	395

Total Ongoing Operations earned premiums and other revenues	2,616	2,278
Other Operations earned premiums	3	12
Net investment income	337	311
Net realized capital gains	48	71

Total Property & Casualty	3,004	2,672

Corporate	7	2

Total revenues	$5,991	$5,732

[1]	Amounts include net realized capital gains of $81 and $76 for the three months ended March 31, 2005 and 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Segment Information (continued)

Net Income

	Three Months Ended
	March 31,
	2005	2004

Life
Retail Products Group	$156	$107
Institutional Solutions Group	40	28
Individual Life	39	33
Group Benefits	59	47
Other[1]	(3)	66

Total Life	291	281

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	118	225
Personal Lines	127	106
Specialty Commercial	40	(110)

Total Ongoing Operations underwriting results	285	221
Other Operations underwriting results	(28)	(65)

Total Property & Casualty underwriting results	257	156
Net servicing and other income	13	9
Net investment income	337	311
Other expenses	(60)	(68)
Net realized capital gains	48	71
Income tax expense	(178)	(138)

Total Property & Casualty	417	341

Corporate	(42)	(54)

Net income	$666	$568

[1]	The 2005 amount reflects the $66 provision for the regulatory investigations discussed in Note 7.

4. Investments and Derivative Instruments

	As of March 31, 2005				As of December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,439	$78	$(79)	$7,438	$7,446	$95	$(72)	$7,469
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,001	7	(4)	1,004	1,138	11	(3)	1,146
Non-agency backed	152	—	(1)	151	80	1	—	81
Commercial mortgage-backed securities (“CMBS”)
Agency backed	72	2	(1)	73	71	2	(1)	72
Non-agency backed	11,386	304	(123)	11,567	11,235	473	(32)	11,676
Corporate	33,140	1,922	(319)	34,743	31,826	2,444	(117)	34,153
Government/Government agencies
Foreign	1,519	93	(16)	1,596	1,648	153	(5)	1,796
United States	1,133	24	(15)	1,142	1,116	22	(6)	1,132
Mortgage-backed securities (“MBS”)
Agency backed	3,309	12	(29)	3,292	2,774	29	(4)	2,799
States, municipalities and political subdivisions	10,640	637	(18)	11,259	10,589	760	(12)	11,337
Redeemable preferred stock	36	1	—	37	36	3	—	39
Short-term investments	2,913	—	—	2,913	3,400	—	—	3,400

Total fixed maturities	$72,740	$3,080	$(605)	$75,215	$71,359	$3,993	$(252)	$75,100

Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments and Derivative Instruments (continued)

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign-currency fair value or cash flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting treatment.

The Company’s derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 4 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	March 31, 2005		December 31, 2004
	Asset Values	Liability Values	Asset Values	Liability Values

Other investments	$210	$—	$196	$—
Reinsurance recoverables	—	70	—	67
Other policyholder funds and benefits payable	136	—	129	—
Fixed maturities	—	1	4	—
Other liabilities	—	573	—	590

Total	$346	$644	$329	$657

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2005 and December 31, 2004. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value

Cash flow hedge	$8,223	$(479)	$7,779	$(442)
Fair value hedge	1,231	(14)	1,113	(2)
Net investment hedge	415	9	401	(23)
Other investment and risk management activities	50,849	186	46,985	139

Total	$60,718	$(298)	$56,278	$(328)

The increase in notional amount since December 31, 2004 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and new hedging strategies. The increase in net fair value of derivative instruments since December 31, 2004 was primarily due to the strengthening of the U.S. Dollar in comparison to foreign currencies and derivatives associated with the GMWB rider due to the decline in value of the equity markets and the increase in equity market volatility, partially offset by the rise in interest rates.

The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. (For further discussion, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.)

During the first quarter of 2005, the Company entered into interest rate swap agreements with a combined notional and fair value of $122 and $(2), respectively, to hedge the variability in certain variable rate Life issued investment contracts. These swaps convert the variable liability payment (e.g. based off of the Consumer Price Index) to a variable rate, London-Interbank Offered Rate (“LIBOR”), to better match the cash receipts earned from the supporting investment portfolio. Certain of these swap agreements are designated as cash flow hedges and have a notional and fair value of $75 and $(1), respectively, as of March 31, 2005. In addition, swap agreements that do not receive hedge accounting have a notional and fair value of $47 and $(1), respectively, as of March 31, 2005.

During the first quarter of 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of March 31, 2005, the notional and fair value for these contracts was $882 and $39, respectively, and the net gain, after-tax, from these contracts was $3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments and Derivative Instruments (continued)

The total notional amount of derivative contracts purchased to hedge the in-force GMWB exposure, as of March 31, 2005 and December 31, 2004, was $4.0 billion and $3.1 billion, respectively, and net fair value was $114 and $108, respectively. For the first quarter ended March 31, 2005 and 2004, net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges. For the first quarter ended March 31, 2005 and 2004, the net effect was a net gain of $5 and a net loss of $1, after-tax, respectively.

For the first quarter ended March 31, 2005, gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were immaterial. For the first quarter ended March 31, 2005, the Company’s net gain and loss representing hedge ineffectiveness on cash flow hedges was $(2), after-tax. For the first quarter ended March 31, 2004, the Company’s net gains and losses representing the total ineffectiveness of all cash flow, fair value and net investment hedges were immaterial.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of operations. For the first quarter ended March 31, 2005 and 2004, the Company recognized an after-tax net gain of $11 and $17, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment.

As of March 31, 2005, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $3. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is twenty-four months. For the first quarter ended March 31, 2005 and 2004, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges were immaterial.

5. Deferred Policy Acquisition Costs and Present Value of Future Profits

Life

Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2005	2004

Balance, January 1	$7,438	$6,624
Capitalization	556	494
Amortization – Deferred Policy Acquisitions costs	(272)	(225)
Amortization – Present Value of Future Profits	(8)	(8)
Amortization – Realized Capital Gains/Losses	(11)	(5)
Adjustments to unrealized gains and losses on securities available-for-sale and other	245	(251)
Cumulative effect of accounting change [1]	—	(105)
Effect of Currency Translation Adjustment	(39)	—

Balance, March 31	$7,909	$6,524

[1]	Represents the Company’s adoption of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”).

Property & Casualty

     Changes in deferred policy acquisition costs are as follows:

	2005	2004

Balance, January 1	$1,071	$975
Capitalization	501	458
Amortization – Deferred Policy Acquisition Costs	(492)	(446)

Balance, March 31	$1,080	$987

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefits (“GMIB”) liability balance sold with annuity products are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	32	7
Paid	38	—
Currency translation adjustment	—	(2)

Liability balance as of March 31, 2005	$168	$33

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $55 as of March 31, 2005.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance upon adoption – as of January 1, 2004	$217	$8
Incurred	123	21
Paid	166	1

Liability balance as of December 31, 2004	$174	$28

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $108 upon adoption of SOP 03-1 and $64 as of December 31, 2004.

The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claims Adjustment Expenses on the Company’s statement of income. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following table provides details concerning GMDB and GMIB exposure at March 31, 2005:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type

				Weighted Average
	Account	Net Amount	Retained Net Amount	Attained Age of
	Value	at Risk	at Risk	Annuitant

Maximum anniversary value (MAV) [1]
MAV only	$58,807	$7,015	$804	63
With 5% rollup [2]	4,025	642	121	62
With Earnings Protection Benefit Rider (EPB) [3]	4,985	193	42	60
With 5% rollup & EPB	1,442	122	21	61

Total MAV	69,259	7,972	988	63
Asset Protection Benefit (APB) [4]	18,885	71	41	61
Ratchet [5] (5 years)	38	3	—	66
Reset [6] (5-7 years)	7,759	690	690	64
Return of Premium [7]/Other	8,263	53	53	49

Subtotal U.S. Guaranteed Minimum Death Benefits	104,204	8,789	1,772	62
Japan Guaranteed Minimum Death and Income Benefit [8]	16,495	76	76	67

Total	$120,699	$8,865	$1,848

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining balance related to the Japan GMIB was $9.7 billion and $7.3 billion as of March 31, 2005 and December 31, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

As of March 31, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $136 and $129, respectively. During the three months ended March 31, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $19 and $(27), respectively. There were no payments made for the GMWB during the three months ended March 31, 2005 and 2004.

As of March 31, 2005 and December 31, 2004, $11.4 billion, or 37%, and $11.7 billion, or 39%, respectively, of account value representing all of the contracts written before July 2003, with the GMWB feature was reinsured and $19.7 billion, or 63%, and $18.1 billion, or 61%, respectively, was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established a hedging-based risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of March 31, 2005 and December 31, 2004 was $27.4 billion and $25.4 billion, respectively.

7. Commitments and Contingencies

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

Broker Compensation Litigation – On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against the Company asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Commitments and Contingencies (continued)

Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that the Company and the four named individual defendants, as control persons of the Company, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. The Company and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions, now consolidated, have been filed in the same court on behalf of participants in the Company’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, the Company’s Pension Fund Trust and Investment Committee, the Company’s Pension Administration Committee, the Company’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that the Company and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of the Company against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Ten putative class actions also have been filed by alleged policyholders in federal district courts against several brokers and insurers, including the Company. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that the venue for all of these actions will be the United States District Court for the District of New Jersey. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from defendant insurers, including Hartford entities. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Illinois action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Company has removed both actions to federal court, but the plaintiffs have moved to remand the actions to the respective state courts. The plaintiffs' motion to remand the Illinois action was denied; the remand motion in the Florida action has not been decided. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.

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

Asbestos and Environmental Claims

As discussed in Note 12 of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2004 Form 10-K Annual Report, the Company continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, the Company continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to the Company’s future consolidated operating results, financial condition and liquidity.

Regulatory Developments

In June 2004, the Company received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, the Company has received

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Commitments and Contingencies (continued)

additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, the Company has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Company may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Company also has received a subpoena from the New York Attorney General’s Office requesting information related to the Company’s underwriting practices with respect to legal professional liability insurance. In addition, the Company has received a request for information from the New York Attorney General’s Office concerning the Company’s compensation arrangements in connection with the administration of workers compensation plans. The Company intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Property & Casualty and Group Benefits operations.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including the Company, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Company was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

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

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Company has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

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

The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company also has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information related to the Company’s group annuity products. The Company continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against the Company. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The potential timing of any such action is difficult to predict. Based on the Company’s discussions with the SEC and the New York Attorney General’s Office and its own analysis, the Company recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the timing and outcome of any payments relating to these types of regulatory investigations, as well as the tax-deductibility, if any, and any potential deferred

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Commitments and Contingencies (continued)

acquisition cost effects (though no deferred acquisition cost effects are included in this estimate) that may be applicable, it is possible that the ultimate cost to the Company of these matters may exceed or be below the reserve amount, perhaps by a significant amount.

8. Accumulated Other Comprehensive Income, Net of Tax

Comprehensive income is defined as all changes in stockholders’ equity, except those arising from transactions with stockholders. Comprehensive income includes net income and other comprehensive income (loss), which for the Company consists of changes in unrealized appreciation or depreciation of investments available-for-sale carried at market value, changes in gains or losses on cash flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company’s minimum pension liability.

The components of AOCI, net of tax, were as follows:

		Net Gain	Foreign
	Unrealized	(Loss) on	Currency	Minimum	Accumulated
	Gain	Cash Flow	Cumulative	Pension	Other
	on	Hedging	Translation	Liability	Comprehensive
	Securities	Instruments	Adjustments	Adjustment	Income

For the three months ended March 31, 2005

Balance, beginning of period	$2,162	$(215)	$(42)	$(480)	$1,425
Unrealized gain/loss on securities [1] [2]	(686)	—	—	—	(686)
Foreign currency translation adjustments [1]	—	—	(18)	—	(18)
Net gain/loss on cash flow hedging instruments [1] [3]	—	(31)	—	—	(31)

Balance, end of period	$1,476	$(246)	$(60)	$(480)	$690

For the three months ended March 31, 2004

Balance, beginning of period	$1,764	$(42)	$(101)	$(375)	$1,246
Unrealized gain/loss on securities [1] [2]	574	—	—	—	574
Foreign currency translation adjustments [1]	—	—	(3)	—	(3)
Net gain/loss on cash flow hedging instruments [1] [3]	—	59	—	—	59
Cumulative effect of accounting changes [4]	292	—	—	—	292

Balance, end of period	$2,630	$17	$(104)	$(375)	$2,168

[1]	Unrealized gain on securities is net of tax and other items of $(296) and $276 for the three months ended March 31, 2005 and 2004, respectively. Net gain on cash flow hedging instruments is net of tax expense (benefit) of $(17) and $32 for the three months ended March 31, 2005 and 2004, respectively. Foreign currency cumulative translation adjustments are net of tax of $(10) and $(2) for the three months ended March 31, 2005 and 2004.

[2]	Net of reclassification adjustment for gains realized in net income of $72 and $83 for the three months ended March 31, 2005 and 2004, respectively.

[3]	Net of amortization adjustment of $9 and $4 to net investment income for the three months ended March 31, 2005 and 2004, respectively.

[4]	Cumulative effect of accounting change is net of tax of $157 for the three months ended March 31, 2004.

9. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the three months ended March 31, 2005 and 2004 include the following components:

			Other Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Service cost	$33	$26	$3	$4
Interest cost	56	43	8	7
Expected return on plan assets	(67)	(43)	(2)	(2)
Amortization of prior service cost	(4)	1	(6)	(6)
Amortization of unrecognized net losses	15	7	1	2

Net periodic benefit cost	$33	$34	$4	$5

Employer Contributions

On April 15, 2005, the Company, at its discretion, made a $200 contribution into the U.S. qualified defined benefit plan (the “Plan”). In addition, the Company’s 2005 required minimum funding contribution is expected to be immaterial.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollar amounts in millions except share data unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005, compared to the equivalent 2004 period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2004 Form 10-K Annual Report.

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

INDEX

Overview	19
Critical Accounting Estimates	21
Consolidated Results of Operations	22
Life Retail Products Group	24 28
Institutional Solutions Group	29
Individual Life	30
Group Benefits	30
Property & Casualty	31
Business Insurance	36
Personal Lines	37
Specialty Commercial	39
Other Operations (Including Asbestos and Environmental Claims) Investments	41 43
Investment Credit Risk	47
Capital Markets Risk Management	51
Capital Resources and Liquidity	53
Accounting Standards	58

OVERVIEW

The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments.

Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 24. For further overview of Property & Casualty’s profitability and analysis, see page 31.

Regulatory Developments

In June 2004, the Company received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, the Company has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, the Company has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Company may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Company also has received a subpoena from the New York Attorney General’s Office requesting information related to the Company’s underwriting practices with respect to legal professional liability insurance. In addition, the Company has received a request for information from the New York Attorney General’s Office concerning the Company’s compensation arrangements in connection with the administration of workers compensation plans. The Company intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Property & Casualty and Group Benefits operations.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including the Company, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Company was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

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

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Company has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

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

The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company also has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information related to the Company’s group annuity products. The Company continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against the Company. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The potential timing of any such action is difficult to predict. Based on the Company’s discussions with the SEC and the New York Attorney General’s Office and its own analysis, the Company recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the timing and outcome of any payments relating to these types of regulatory investigations, as well as the tax-deductibility, if any, and any potential deferred acquisition cost effects (though no deferred acquisition cost effects are included in this estimate) that may be applicable, it is possible that the ultimate cost to the Company of these matters may exceed or be below the reserve amount, perhaps by a significant amount.

Broker Compensation

As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, “Marsh”) on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: insurance reserves; Life operations deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; pension and other postretirement benefits; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of each of these critical accounting estimates, see The Hartford’s 2004 Form 10-K Annual Report.

Life Deferred Policy Acquisition Costs and Present Value of Future Profits

Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At March 31, 2005 and December 31, 2004, the carrying value of Life’s DAC was $7.9 billion and $7.4 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits that vary from management’s estimates result in increases or decreases in the rate of amortization, commonly referred to as a true-up, which are recorded in the current period.

Life regularly evaluates its estimates of future gross profits combined with actual gross profits earned to date to determine if actual experience or other evidence suggests that those earlier estimates of future gross profits should be revised. In the event that Life were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to Life’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the three months ended March 31, 2005 and 2004. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for the three months ended March 31, 2005 and 2004.

Life had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of March 31, 2005, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, Life does not believe there is sufficient evidence to suggest that a revision to the EGPs

(and therefore, a revision to the DAC) as of March 31, 2005 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, Life has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 18% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, Life continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, Life would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of Life’s EGPs was required at March 31, 2005. If Life assumed a 9% average long-term rate of growth from March 31, 2005 forward along with other appropriate assumption changes in determining the revised EGPs, Life estimates the cumulative increase to amortization would be approximately $40-$45, after-tax. If, instead, Life were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $70-$75, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. Life’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,181 on March 31, 2005), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. Life tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, Life routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of March 31, 2005, Life believed variable annuity separate account assets could fall by at least 35% before portions of its DAC asset would be unrecoverable.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
Operating Summary	2005	2004	Change
Earned premiums	$3,506	$3,181	10%
Fee income	952	825	15%
Net investment income	1,293	1,478	(13%)
Other revenues	112	104	8%
Net realized capital gains	128	144	(11%)

Total revenues	5,991	5,732	5%
Benefits, claims and claim adjustment expenses	3,355	3,297	2%
Amortization of deferred policy acquisition costs and present value of future profits	772	679	14%
Insurance operating costs and expenses	715	692	3%
Interest expense	63	66	(5%)
Other expenses	172	180	(4%)

Total benefits, claims and expenses	5,077	4,914	3%
Income before income taxes and cumulative effect of accounting change	914	818	12%
Income tax expense	248	227	9%

Income before cumulative effect of accounting change	666	591	13%
Cumulative effect of accounting change, net of tax	—	(23)	100%

Net income	$666	$568	17%

The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

Total Revenues

Total revenues increased $259, or 5% for the three months ended March 31, 2005 compared with the same prior year period. The increase was primarily due to the following:

•	Earned premium growth in the Business Insurance, Personal Lines and Specialty Commercial segments of Property & Casualty. Also contributing to the increase was a $90 decrease in earned premium on retrospectively rated policies recorded in the first quarter of 2004.

•	Fee income growth of $125 in the Company’s Life operation, principally in the individual annuity business.

Partially offsetting the increase was:

•	A decrease in net investment income of $185, primarily related to the Company’s trading securities portfolio.

Net Income

Net income increased $98 or 17%, primarily due to the following:

•	Increases in net income for all four of the Company’s Life segments totaling $79, including $23 related to the cumulative effect of the Company’s adoption of SOP 03-1 in the three months ended March 31, 2004.

•	A $66 after-tax improvement in Property & Casualty underwriting results, of which $42 related to Ongoing Operations.

•	A $19 after-tax increase in Property & Casualty net investment income.

Partially offsetting the increase was:

•	A charge of $66 recorded in Life to establish a reserve for investigations related to market timing by the SEC and New York Attorney General and directed brokerage by the SEC.

Income Taxes

The effective tax rate for the three months ended March 31, 2005 and 2004 was 27% and 28%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the dividends received deduction.

Organizational Structure

The Hartford is organized into two major operations: Life and Property & Casualty. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments. Additionally, Corporate primarily includes all of the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.

Life is organized into four reportable operating segments: Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits.

Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment.

For a further description of each operating segment, see Note 3 of Notes to Consolidated Financial Statements and Business section included in The Hartford’s 2004 Form 10-K Annual Report.

Segment Results

The following is a summary of net income for each of the Company’s Life segments and aggregate net income for the Company’s Property & Casualty operations.

Net Income (Loss)	Three Months Ended
	March 31,
	2005	2004	Change

Life
Retail Products Group	$156	$107	46%
Institutional Solutions Group	40	28	43%
Individual Life	39	33	18%
Group Benefits	59	47	26%
Other	(3)	66	NM

Total Life	291	281	4%
Total Property & Casualty	417	341	22%
Corporate	(42)	(54)	22%

Total net income	$666	$568	17%

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

	Three Months Ended
	March 31,
Underwriting Results (before-tax)	2005	2004	Change

Business Insurance	$118	$225	(48%)
Personal Lines	127	106	20%
Specialty Commercial	40	(110)	NM
Other Operations	(28)	(65)	57%

Total	$257	$156	65%

LIFE

Executive Overview

Life has four reportable operating segments: Retail Products Group, Institutional Solutions Group, Individual Life and Group Benefits. The Company provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services and other institutional investment products; structured settlements; private placement life insurance; individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.

Life derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) net investment income on general account assets; (c) fully insured premiums; and (d) certain other fees. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life, group disability and individual term insurance products.

Life’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of the deferred policy acquisition costs, expenses related to the selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.

Life’s profitability in its variable annuity, mutual fund and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts and the market return of the funds, which is heavily influenced by the return on the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, for instance, variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions of mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Thus, a prolonged downturn in the financial markets could reduce revenues and potentially raise the possibility of a charge against deferred policy acquisition costs.

The profitability of Life’s fixed annuities and other spread based products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.

Life’s profitability in its individual life insurance and group benefits businesses depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, actual mortality and morbidity experience, and the efficiency of its claims and expense management.

Performance Measures

Fee Income

Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis from the contract holder’s account. For individual life insurance products, fees are contractually defined percentages based on levels of insurance, age, premiums and deposits collected and contract holder account value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows or net sales and unfavorable equity market performance will reduce fee income generated from investment type contracts.

	As of and For the
	Three Months Ended
	March 31,
	2005	2004

Product/Key Indicator Information

United States Variable Annuities
Account value, beginning of period	$99,617	$86,501
Net flows	412	2,201
Change in market value	(1,958)	1,684

Account value, end of period	$98,071	$90,386

Retail Mutual Funds
Assets under management, beginning of period	$25,240	$20,301
Net sales	381	1,055
Change in market value and other	(672)	532

Account value, end of period	$24,949	$21,888

Individual Life Insurance
Variable universal life account value, end of period	$5,249	$4,797
Total life insurance inforce	141,739	132,482

S&P500 Index
Period end closing value	1,181	1,126
Daily average value	1,192	1,132

Japan Annuities
Account value, end of period	$17,615	$8,119

•	The increase in assets under management and average account values can be attributed to market appreciation and net flows over the past four quarters, with most of the growth occurring in the fourth quarter of 2004.

•	Net flows and net sales for the U.S. variable annuity and retail mutual fund businesses, respectively, have slowed due to lower sales levels and higher surrender levels.

•	The change in the market value will be volatile based on market conditions.

•	Japan annuity account values continue to grow as a result of new sales, which in the first quarter of 2005 were higher than the U.S. sales levels.

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

•	Net investment income and interested credited on general account assets in Other decreased due to the mark to market effects of trading account securities supporting the Japanese variable annuity business.

Premiums

As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policy holder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Sales impact premium growth and can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefit plans, typically January 1 or July 1.

	Three Months Ended
		March 31,
	2005		2004

Group Benefits Segment

Earned premiums and other consideration	$948		$915
Fully insured ongoing sales (excluding buyouts)	376		341

•	Earned premiums for the first quarter of 2005 included $25 in buyout premiums compared to $0 in the prior year comparable quarter.

Expenses

There are three major categories for expenses. The first category of expenses is benefits and claims. These include the costs of mortality and morbidity, particularly in the Group Benefits segment and mortality in the individual life businesses, as well as other contract holder benefits to policyholders. In addition, traditional insurance type products generally use a loss ratio which is expressed as the amount of benefits incurred during a particular period divided by earned premiums and other considerations, as a key indicator of underwriting performance. The Group Benefits segment occasionally buys a block of claims for a stated premium amount. The Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the ongoing business as buyouts may distort the loss ratio.

The second major category is insurance operating costs and expenses, which is commonly expressed as a percentage of revenue. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pretax income before the cost of this amortization. The individual annuity business within the Retail Products Group segment accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for Life.

	Three Months Ended
	March 31,
	2005		2004

Retail Products Group

Insurance expenses, net of deferrals	$206		$175
Expense ratio, annualized (individual annuity)	17.8	bps	18.5	bps
DAC amortization ratio (individual annuity)	50.0%		51.4%

Individual Life

Death benefits	$66		$67
Insurance expenses, net of deferrals	$40		$40

Group Benefits

Total benefits and claims	$722		$684
Loss ratio (excluding buyout premiums)	75.5%		74.8%
Insurance expenses, net of deferrals and amortization	$244		$257
Expense ratio, annualized (excluding buyout premiums)	26.4%		28.1%

•	Retail Products Group’s expense ratios continue to benefit from the Company’s economies of scale in the variable annuity business.

•	Group Benefits total benefits and claims includes $25 of reserve change related to the first quarter 2005 premium buyout.

•	The Group Benefits segment has a block of financial institution business that is experience rated. Under the terms of this business the loss experience will inversely affect the commission expenses incurred.

Profitability

Management evaluates the rates of return various businesses can provide as a way of determining where additional capital is invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, Life uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after tax margin is a key indicator of overall profitability.

	Three Months Ended
	March 31,
	2005		2004

Ratios

Retail Products Group
Individual annuity return on assets	50.2	bps	36.9	bps
Group Benefits
After-tax margin	6.4%		5.1%

•	Return on assets increased from prior year due to higher income as a result of market appreciation and growth in the assets under management.

•	The improvement in the Group Benefits after-tax margin was primarily due to higher net investment income and a favorable expense ratio compared to 2004.

	Three Months Ended
	March 31,
	2005	2004	Change

Operating Summary

Earned premiums	$999	$995	—
Fee income	950	825	15%
Net investment income [1]	950	1,162	(18%)
Other revenues	—	—	—
Net realized capital gains (losses)	81	76	7%

Total revenues	2,980	3,058	(3%)
Benefits, claims and claim adjustment expenses [1]	1,739	1,877	(7%)
Amortization of deferred policy acquisition costs and present value of future profits	280	233	20%
Insurance operating costs and other expenses	577	527	9%

Total benefits, claims and expenses	2,596	2,637	(2%)

Income before income taxes and cumulative effect of accounting change	384	421	(9%)
Income tax expense	93	117	(21%)

Income before cumulative effect of accounting change	291	304	(4%)
Cumulative effect of accounting change, net of tax [2]	—	(23)	100%

Net income	$291	$281	4%

[1]	Includes impact of mark to market effects of trading securities supporting the Japanese variable annuity business, which are classified in net investment income and corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	For the quarter ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Life’s net income increased due primarily to business growth in all of its segments. Net income in the Retail segment increased 46%, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. The Institutional segment contributed higher earnings due to first quarter 2005 surrender activity in the leveraged block of the private placement life insurance business, as well as favorable mortality experience and higher investment spreads in the institutional business. Net income in the Group Benefits segment increased primarily due to higher net investment income and a favorable expense ratio compared to 2004. Additionally, net income was higher for Individual Life and the international operations. The increase in Individual Life earnings was primarily driven by growth in account values and life insurance inforce. Net income for the international operations, which is included in the other category, increased over the prior year primarily driven by the increase in assets under management of the Japan annuity business and net after-tax realized gains. Japan’s assets under management have grown to $17.6 billion at March 31, 2005 from $8.1 billion at March 31, 2004. The Company recorded a charge of $66, in Other, to establish a reserve for regulatory matters during the first quarter of 2005, which partially offset the increases in net income.

RETAIL PRODUCTS GROUP

	Three Months Ended
	March 31,
Operating Summary	2005	2004	Change

Fee income and other	$580	$506	15%
Earned premiums	(14)	(14)	—
Net investment income	265	272	(3%)
Net realized capital gains (losses)	6	(1)	NM

Total revenues	837	763	10%
Benefits, claims and claim adjustment expenses	247	257	(4%)
Insurance operating costs and other expenses	206	175	18%
Amortization of deferred policy acquisition costs and present value of future profits	187	167	12%

Total benefits, claims and expenses	640	599	7%
Income before income taxes and cumulative effect of accounting change	197	164	20%
Income tax expense	41	38	8%

Income before cumulative effect of accounting change	156	126	24%
Cumulative effect of accounting change, net of tax [1]	—	(19)	100%

Net income	$156	$107	46%

Assets Under Management

Individual variable annuity account values	$98,071	$90,386	9%
Individual fixed annuity and other account values	10,946	11,312	(3%)
Other retail products account values	7,280	5,230	39%

Total account values [2]	116,297	106,928	9%
Retail mutual fund assets under management	24,949	21,888	14%
Other mutual fund assets under management	1,461	1,089	34%

Total mutual fund assets under management	26,410	22,977	15%

Total assets under management	$142,707	$129,905	10%

[1]	For the three months ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased, principally driven by higher fee income from growth in the assets under management in virtually all businesses of the segment and the cumulative effect of accounting change from the Company’s adoption of SOP 03-1 recognized in the first quarter of 2004. Fee income generated by the variable annuity operation increased as average account values were higher in the first quarter of 2005 compared to the prior period. The increase in average account values can be attributed to market appreciation of $4.0 billion over the past four quarters, with most of the growth occurring in the fourth quarter of 2004, and approximately $3.7 billion of net flows over the past four quarters. Another contributing factor to the increase in fee income was the mutual fund and 401(k) businesses. Retail mutual fund assets under management increased 14% principally due to net sales of $1.8 billion and market appreciation of $1.3 billion during the past four quarters. In addition, 401(k) assets under management grew 37% to $7.1 billion as a result of favorable net flows and market conditions. In addition, the fixed annuity business contributed higher net income, excluding the cumulative effects of accounting change in 2004, due to improved investment spreads from the market value adjusted (“MVA”) products. A consequence of the positive earnings drivers discussed above was higher DAC amortization costs due to higher gross profits.

INSTITUTIONAL SOLUTIONS GROUP

	Three Months Ended
	March 31,
Operating Summary	2005	2004	Change

Fee income and other	$67	$74	(9%)
Earned premiums	84	109	(23%)
Net investment income	273	257	6%
Net realized capital gains	—	2	(100%)

Total revenues	424	442	(4%)

Benefits, claims and claims adjustment expenses	316	355	(11%)
Insurance operating costs and other expenses	26	25	4%
Dividends to policyholders	17	12	42%
Amortization of deferred policy acquisition costs and present value of future profits	9	9	—

Total benefits, claims and expenses	368	401	(8%)
Income before income taxes and cumulative effect of accounting change	56	41	37%
Income tax expense	16	12	33%

Income before cumulative effect of accounting change	40	29	38%
Cumulative effect of accounting change, net of tax [1]	—	(1)	100%

Net income	$40	$28	43%

Assets Under Management

Institutional account values	$15,497	$12,941	20%
Governmental account values	9,882	9,243	7%
Private Placement Life Insurance account values:
Variable Products	22,641	21,305	6%
Leveraged COLI	1,957	2,537	(23%)

Total Private Placement Life Insurance account values [2]	24,598	23,842	3%
Mutual fund assets under management	1,553	1,246	25%

Total assets under management	$51,530	$47,272	9%

[1]	For the three months ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Institutional segment increased, principally driven by higher earnings in the private placement life insurance business (“PPLI”) combined with a favorable after-tax mortality gain of $3 and improved investment spreads in the institutional business. The PPLI business contributed higher earnings due primarily to surrender activity of $572 in account value associated with the leveraged COLI product. This increase in surrenders resulted in the recognition of an after-tax deferred gain of $6 in the first quarter of 2005 that was recognized in benefits, claims and claim adjustment expenses. In addition, PPLI reported higher earnings due to favorable mortality experience in the first quarter of 2005. The institutional business earned higher investment spreads due to the growth in average account values within the institutional businesses as a result of positive net flows that were largely attributable to increased sales levels for the funding agreement backed investor notes program. Partially offsetting these increases to net income was lower fee income due to the leveraged COLI product surrender activity discussed above.

INDIVIDUAL LIFE

Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Fee income and other	$195	$186	5%
Earned premiums	(8)	(5)	(60%)
Net investment income	75	73	3%

Total revenues	262	254	3%
Benefits, claims and claim adjustment expenses	120	125	(4%)
Insurance operating costs and other expenses	40	40	—
Amortization of deferred policy acquisition costs and present value of future profits	45	39	15%

Total benefits, claims and expenses	205	204	—
Income before income taxes and cumulative effect of accounting change	57	50	14%
Income tax expense	18	16	13%

Income before cumulative effect of accounting change	39	34	15%
Cumulative effect of accounting change, net of tax [1]	—	(1)	100%

Net income	$39	$33	18%

Account Values

Variable universal life insurance	$5,249	$4,797	9%
Universal life/interest sensitive whole life	3,452	3,297	5%
Modified guaranteed life and other	728	742	(2%)

Total account values	$9,429	$8,836	7%

Life Insurance Inforce

Variable universal life insurance	$69,442	$67,101	3%
Universal life/interest sensitive whole life	39,349	38,532	2%
Modified guaranteed life and other	32,948	26,849	23%

Total life insurance inforce	$141,739	$132,482	7%

[1]	For the three months ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Net income in the Individual Life segment increased due to revenue growth from 7% increases in both life insurance inforce and account value, while claims and expenses remained stable. Fee income included increased cost of insurance charges of $4 and other fee income of $3. These were primarily driven by business growth and aging in the variable universal, universal, and interest sensitive whole life insurance inforce. Variable fee income, also a component of fee income, grew $2 as favorable equity markets and sales added 9% to the variable universal life account value. Investment income grew with the increase in general account assets from continued sales of general account products. Partially offsetting these positive earnings drivers was higher amortization of deferred acquisitions costs as a result of higher gross margins.

GROUP BENEFITS

Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Earned premiums and other	$948	$915	4%
Net investment income	98	89	10%

Total revenues	1,046	1,004	4%
Benefits, claims and claim adjustment expenses	722	684	6%
Insurance operating costs and other expenses	237	252	(6%)
Amortization of deferred policy acquisition costs and present value of future profits	7	5	40%

Total benefits, claims and expenses	966	941	3%
Income before income taxes	80	63	27%
Income tax expense	21	16	31%

Net income	$59	$47	26%

Earned Premiums and Other

Fully insured – ongoing premiums	$912	$905	1%
Buyout premiums	25	—	—
Other	11	10	10%

Total earned premiums and other	$948	$915	4%

Net income in the Group Benefits segment increased primarily due to higher net investment income and a favorable expense ratio compared to 2004. The segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) decreased to 26%, from 28% in 2004, which contributed favorably to net income. The segment has a block of financial institution business that is experience rated. Under the terms of this business the loss experience will inversely effect the commission expenses incurred. The decrease in commissions for the quarter compared to the prior year period was primarily attributed to the experience rated financial institution business. The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 76%, up from 75% in first quarter 2004. This increase was due to an increase in the loss ratio of the experience rated financial institution business and less favorable disability morbidity.

PROPERTY & CASUALTY

Executive Overview

Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. Within Ongoing Operations, Business Insurance and Specialty Commercial provide a number of coverages, as well as insurance related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, agriculture, fidelity and surety bonds, professional liability and directors and officers’ liability coverages. Personal Lines provides automobile, homeowners and home-based business coverage to individuals throughout the United States. Through its Other Operations segment, Property & Casualty is responsible for managing operations of The Hartford that have discontinued writing new or renewal business as well as managing the claims related to asbestos and environmental exposures.

Profitability, including underwriting profitability, and earned premium growth are primary objectives for the Property & Casualty company.

Profitability

The profitability of Property & Casualty underwriting segments is evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results is a before-tax measure that represents earned premiums less incurred claims, claim adjustment expenses and underwriting expenses. Underwriting results within Ongoing Operations are influenced significantly by earned premium growth and the adequacy of the Company’s pricing. Underwriting profitability over time is also greatly influenced by the Company’s underwriting discipline which seeks to manage exposure to loss through favorable risk selection and diversification and by its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Furthermore, catastrophe losses and prior accident year loss development are unpredictable and can result in significant volatility in underwriting results. The underwriting loss in Other Operations principally relates to prior accident year loss development.

In addition to after-tax underwriting results for each segment, net income for Property & Casualty includes the after-tax impacts of the income from servicing businesses, other expenses, net investment income and net realized capital gains (losses). The investment return, or yield, on Property & Casualty’s invested assets is also an important element of the Company’s earnings since premiums received are invested for a period of time before loss and loss adjustment expenses are paid.

The following is a reconciliation of underwriting results to net income.

	Three Months Ended
	March 31,
	2005	2004

Underwriting results	$257	$156
Servicing and other income	13	9
Net investment income	337	311
Other expenses	(60)	(68)
Net realized capital gains	48	71
Income tax expense	(178)	(138)

Net income	$417	$341

Highlights of 1st quarter 2005 profitability compared to 1st quarter of 2004:

•	Net income grew $76, or 22%, driven primarily by improved underwriting results and increased investment income, partially offset by a decrease in net realized capital gains.

•	Total Property & Casualty underwriting results improved $101, or 65%, due to earned premium growth, continued favorable property claim frequency for accident year 2005 and the impact of prior accident year premium and loss adjustments recorded in the first quarter of 2004.

•	The underwriting results in the first quarter of 2004 included reserve strengthening of $190 for construction defects claims, reserve strengthening of $130 for assumed casualty reinsurance and a $90 decrease in earned premium on retrospectively rated policies, partially offset by a $395 release of September 11 reserves.

•	Before considering the $90 earned premium reduction for retrospectively rated policies in the first quarter of 2004, the combined ratio before catastrophes and prior accident year loss development for Ongoing Operations improved from 89.0 in the first quarter of 2004 to 87.1 in the first quarter of 2005.

•	Investment income grew $26, or 8%, primarily as a result of increased cash flows from underwriting and an increase in income from limited partnership investments.

•	Net realized capital gains decreased by $23 due to lower net realized gains on the sale of fixed maturity investments.

Earned premium growth

In addition to profitability, earned premium growth is an objective for Business Insurance and Personal Lines. Earned premium growth is not a specific objective for Specialty Commercial since Specialty Commercial is comprised of transactional businesses where premium writings may fluctuate based on perceived market opportunity. Written premiums are earned over the policy term, which is six months for certain Personal Lines business and 12 months for substantially all of the remainder of the Company’s business. New business growth and premium renewal retention, which include the impact of written pricing increases (decreases), are factors that contribute to growth in written and earned premium.

The following table presents earned premiums by underwriting segment.

	Three Months Ended
	March 31,
Earned premiums	2005	2004

Business Insurance	$1,150	$1,018
Personal Lines	889	835
Specialty Commercial	465	321
Other Operations	3	12

Total Property & Casualty earned premiums	$2,507	$2,186

Highlights of 1st quarter 2005 earned premiums compared to 1st quarter of 2004:

•	Earned premiums grew $321, or 15%, including growth in all three segments of Ongoing Operations.

•	Business Insurance and Personal Lines earned premiums grew 13% and 6%, respectively, as a result of new business growth outpacing non-renewals and, to a lesser extent, earned pricing increases.

•	Business Insurance earned premium growth of $132, or 13%, was driven by growth of 19% in small commercial business and 8% in middle market business. The growth in small commercial was generated from new business and renewals in both the Select traditional and Select Xpand products and the growth in middle market was generated primarily from growth in workers’ compensation business written in 2004.

•	Personal Lines earned premium growth of $54, or 6%, was driven by both Agency and AARP business, partially offset by earned premium reductions in Omni and Other Affinity business.

•	Specialty Commercial earned premium grew $144, or 45%, largely because of the $90 earned premium reduction in the first quarter of 2004 and because of earned premium growth of $38 from policies on a single alternative markets insured program that will expire before the end of 2005.

Outlook

Due to continued favorable non-catastrophe property claim frequency in Business Insurance and Personal Lines, earned pricing increases have equaled or exceeded increases in loss costs through the first quarter of 2005. Favorable property claim frequency, however, may not continue over the remainder of 2005. Furthermore, earned pricing is expected to be less favorable over the remainder of the year given that written pricing increases in Personal Lines and small commercial have been declining and written pricing changes in middle market business have turned slightly negative. Nevertheless, for the remainder of 2005, management expects continued earned premium growth due to new business outpacing non-renewals, particularly in small commercial within Business Insurance and in Personal Lines. Furthermore, management expects continued growth in underwriting results in 2005 over 2004 due to the earned premium growth and favorable combined ratios, subject to the level of catastrophe losses and prior accident year loss development, which cannot be predicted.

Unless otherwise specified, the following discussion speaks to changes in the first quarter of 2005 as compared to the first quarter of 2004.

Property & Casualty Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Earned premiums	$2,507	$2,186	15%
Net investment income	337	311	8%
Other revenues [1]	112	104	8%
Net realized capital gains	48	71	(32%)

Total revenues	3,004	2,672	12%
Benefits, claims and claim adjustment expenses
Current year	1,580	1,469	8%
Prior year	34	(51)	NM

Total benefits, claims and claim adjustment expenses	1,614	1,418	14%
Amortization of deferred policy acquisition costs	492	446	10%
Insurance operating costs and expenses	144	166	(13%)
Other expenses	159	163	(2%)

Total benefits, claims and expenses	2,409	2,193	10%

Income before income taxes	595	479	24%
Income tax expense	178	138	29%

Net income [2]	$417	$341	22%

Ongoing Operations Underwriting Ratios [3]

Loss and loss adjustment expense ratio
Current year	63.1	66.8	3.7
Prior year	0.2	(4.5)	(4.7)

Total loss and loss adjustment expense ratio	63.3	62.2	(1.1)
Expense ratio	25.1	27.3	2.2
Policyholder dividend ratio	0.2	0.3	0.1

Combined ratio	88.6	89.8	1.2
Catastrophe ratio	1.9	(12.2)	(14.1)

Combined ratio before catastrophes	86.8	102.0	15.2
Combined ratio before catastrophes and prior accident year development	87.1	92.7	5.6

Underwriting Results
Ongoing Operations	$285	$221	29%
Other Operations	(28)	(65)	57%

Total Property & Casualty underwriting results	$257	$156	65%

[1]	Represents servicing revenue.

[2]	Includes net realized capital gains, after-tax, of $31 and $47 for the months ended March 31, 2005 and 2004, respectively.

[3]	Ratios exclude Other Operations.

Total revenues

Total revenues for Property & Casualty increased $332, or 12%, for the quarter ended March 31, 2005. The increase was primarily due to earned premium growth of $321 and an increase in investment income of $26, partially offset by a decrease in net realized capital gains of $23.

•	Earned premiums grew in all segments due to new business growth, strong renewal retention and, to a lesser extent, earned pricing increases in Business Insurance and Personal Lines. Also contributing to the increase was a $90 decrease in earned premium on retrospectively rated policies recorded in the first quarter of 2004.

•	The increase in investment income is primarily driven by an increase in underwriting cash flow and an increase in income from limited partnership investments.

•	The decrease in net realized capital gains is principally due to lower net realized gains on the sale of fixed maturity investments

Net income

Net income increased $76, or 22%, for the three months ended March 31, 2005, principally from the following activity:

•	A $42 after-tax increase in Ongoing Operations underwriting results derived from earned premium growth at a combined ratio less than 100.0 as well as from a 1.2 point improvement in the combined ratio, from 89.8 to 88.6.

•	A $24 after-tax increase in Other Operations underwriting results as a result of a decrease in prior accident year loss development. 2004 first quarter prior accident year development for Other Operations included before-tax reserve strengthening of $130 for assumed casualty reinsurance, partially offset by a before tax reserve release of $97 for September 11.

•	The $19 after-tax increase in net investment income, partially offset by the $16 after-tax decrease in net realized capital gains.

Ongoing Operations’ before-tax underwriting results increased by $64, with a corresponding 1.2 point improvement in the combined ratio, driven by factors both increasing and decreasing the results.

Factors improving Ongoing Operations’ underwriting results and combined ratio—

•	The $90 before-tax decrease in earned premium on retrospectively rated policies in Specialty Commercial recorded in the first quarter of 2004,

•	A $74 improvement resulting from earned premium growth at a combined ratio less than 100.0 as well as from a decrease in the combined ratio before catastrophes and prior accident year development, and

•	A $30 before-tax reserve release for allocated loss adjustment expenses in the first quarter of 2005.

Partially offsetting these improvements were factors decreasing underwriting results and increasing the combined ratio

•	First quarter 2005 reserve strengthening of $19, before-tax, and reinstatement premium of $9, before-tax, related to the 2004 third quarter hurricanes, and

•	Net favorable reserve development of $99 in the first quarter of 2004, including a before-tax reserve release of $298 for September 11, partially offset by before-tax reserve strengthening of $190 for construction defects claims.

Before considering the 2004 earned premium adjustment, the combined ratio before catastrophes and prior accident year development decreased from 89.0 to 87.1, due to a 1.0 point improvement in the current accident year loss and loss adjustment expense ratio and a 1.1 point improvement in the expense ratio. The improvement in the current accident year loss and loss adjustment expense ratio was due, in part, to continued favorable property claim frequency in Business Insurance and Personal Lines. Contributing to the improvement in the expense ratio was a reduction in contingent commissions due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004.

Ratios

For a detailed discussion of the Company’s ratios see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2004 Form 10-K Annual Report.

Premium Measures

Written premium, a non-GAAP measure, is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a GAAP and statutory measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products, as compared to earned premium. For a further discussion of the Company’s premium measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2004 Annual Report on Form 10-K.

Reserves

Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford’s 2004 Form 10-K Annual Report.

Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are changed after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. For information regarding reserving for asbestos and environmental claims within Other Operations, refer to the Other Operations segment discussion.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the three months ended March 31, 2005 for Property & Casualty follows:

Three Months Ended March 31, 2005
	Business	Personal	Specialty	Ongoing	Other
	Insurance	Lines	Commercial	Operations	Operations	Total P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$6,057	$2,000	$5,519	$13,576	$7,753	$21,329
Reinsurance and other recoverables	474	190	2,091	2,755	2,383	5,138

Beginning liabilities for unpaid claims and claim adjustment expenses-net	5,583	1,810	3,428	10,821	5,370	16,191

Add provision for unpaid claims and claim adjustment expenses
Current year	689	577	314	1,580	—	1,580
Prior year	8	(11)	9	6	28	34

Total provision for unpaid claims and claim adjustment expenses	697	566	323	1,586	28	1,614
Less payments	(521)	(543)	(272)	(1,336)	(246)	(1,582)

Ending liabilities for unpaid claims and claim adjustment expenses-net	5,759	1,833	3,479	11,071	5,152	16,223
Reinsurance and other recoverables	516	178	2,115	2,809	2,269	5,078

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$6,275	$2,011	$5,594	$13,880	$7,421	$21,301

Earned premiums	$1,150	$889	$465	$2,504	$3	$2,507
Loss and loss expense paid ratio [1]	45.3	61.4	58.5	53.5
Loss and loss expense incurred ratio	60.7	63.7	69.1	63.3
Prior accident year development (pts.)	0.7	(1.2)	1.9	0.2

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

Ongoing Operations

During the quarter ended March 31, 2005, the Company revised its estimate of the ultimate cost of allocated loss adjustment expenses, largely on accident year 2003, for both Personal Lines and Business Insurance. This revision resulted in a reserve release of $30 ($20 in Personal Lines and $10 in Business Insurance). The reduction in reserve estimates for allocated loss adjustment expenses were largely the result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expense, for both legal and non-legal expenses. Also during the first quarter of 2005, the Company increased its estimate of the reserve for loss and loss adjustment expenses related to the third quarter 2004 hurricanes by a total of $19, including $10 in Business Insurance, $8 in Personal Lines and $1 in Specialty Commercial. The main drivers of the increase were late-reported claims for condominium assessments and continued increases in the costs of building materials and contracting services. The Company also recorded prior year development of $10 from its participation in a number of involuntary pools.

Other Operations

As part of the Company’s ongoing practices of continually monitoring its reserve position, in the first quarter 2005, the Company reviewed certain of its domestic assumed reinsurance reserves. As a result, the Company increased its domestic assumed reinsurance reserves by $12.

Reinsurance Recoverables

Refer to the MD&A in The Hartford’s 2004 Form 10-K Annual Report for an explanation of Property & Casualty’s reinsurance recoverables.

BUSINESS INSURANCE

Underwriting Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Written premiums	$1,238	$1,136	9%
Change in unearned premium reserve	88	118	(25%)

Earned premiums	$1,150	$1,018	13%
Benefits, claims and claim adjustment expenses
Current year	689	626	10%
Prior year	8	(147)	NM

Total benefits, claims and claim adjustment expenses	697	479	46%
Amortization of deferred policy acquisition costs	280	255	10%
Insurance operating costs and expenses	55	59	(7%)

Underwriting results	$118	$225	(48%)

Loss and loss adjustment expense ratio
Current year	60.0	61.6	1.6
Prior year	0.7	(14.5)	(15.2)

Total loss and loss adjustment expense ratio	60.7	47.1	(13.6)
Expense ratio	28.9	30.3	1.4
Policyholder dividend ratio	0.2	0.4	0.2

Combined ratio	89.8	77.9	(11.9)
Catastrophe ratio	1.5	(15.4)	(16.9)

Combined ratio before catastrophes	88.2	93.4	5.2
Combined ratio before catastrophes and prior accident year development	88.3	90.3	2.0

Premium Breakdown

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2005	2004	Change	2005	2004	Change

Small Commercial	$658	$560	18%	$572	$481	19%
Middle Market	580	576	1%	578	537	8%

Total	$1,238	$1,136	9%	$1,150	$1,018	13%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned Premiums

Earned premiums for the segment increased $132, or 13%, primarily due to new business growth outpacing non-renewals for both small commercial and middle market and earned pricing increases in small commercial.

•	Growth in small commercial was driven by growth in 2004 and the first quarter of 2005 for Select Xpand and traditional Select, primarily from Spectrum package business and workers’ compensation.

•	Growth in middle market earned premium was driven by new business growth in 2004, particularly for workers’ compensation.

In the first quarter of 2005, earned pricing increased 5% for small commercial and decreased 1% for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes in the first quarter of 2005 reflect written pricing changes in 2004 and the first quarter of 2005.

•	Written pricing for small commercial increased 5% over the last 9 months of 2004 and 4% in the first quarter of 2005.

•	Written pricing for middle market decreased by 1% over the last 9 months of 2004 and 3% in the first quarter of 2005.

Written premiums

Written premium for the segment increased $102, or 9%, due primarily to new business growth outpacing non-renewals in small commercial.

•	New business written premium for small commercial increased by $30 due to growth in all lines of business except Select auto. Growth in Select Xpand was $16, or 53%, of the increase in new business written premium for small commercial.

•	New business written premium for middle market decreased $25 due to written pricing decreases and greater competition.

•	Premium renewal retention for small commercial increased from 87% to 89%, despite slightly lower written pricing increases.

•	Premium renewal retention for middle market decreased slightly to 80% due to a decrease in retention on larger accounts, and lower written pricing, partially offset by stronger retention on smaller accounts.

Underwriting results and ratios

Prior accident year development, including catastrophe loss development, affects the comparison of the loss and loss adjustment expense ratio, the combined ratio and the catastrophe ratio. Underwriting results decreased $107, with a corresponding 11.9 point increase in the combined ratio. The net decrease in underwriting results was principally driven by the following factors:

Factors decreasing underwriting results—

•	A $175 release of September 11 reserves in the first quarter of 2004, and

•	A $10 strengthening of third quarter 2004 hurricane reserves in the first quarter of 2005.

Partially offsetting these reductions were factors improving underwriting results —

•	A $36 improvement resulting from earned premium growth at a combined ratio less than 100.00 as well as from a decrease in the combined ratio before catastrophes and prior accident year development of 2.0 points, from 90.3 to 88.3,

•	A $23 increase in reserves for construction defects claims in the first quarter of 2004,

•	A $12 decrease in current accident year catastrophe losses, and

•	A $10 release of reserve for allocated loss adjustment expenses in the first quarter of 2005.

The 2.0 point improvement in the combined ratio before catastrophes and prior accident year development was due primarily to an $11 reduction in contingent commissions and favorable property claim frequency and severity, partially offset by the impact on earned premium of a decline in earned pricing increases for small commercial and a decrease in earned pricing for middle market. The $11 reduction in 2004 contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004.

PERSONAL LINES

Underwriting Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Written premiums	$864	$836	3%
Change in unearned premium reserve	(25)	1	NM

Earned premiums	$889	$835	6%
Benefits, claims and claim adjustment expenses
Current year	577	533	8%
Prior year	(11)	1	NM

Total benefits, claims and claim adjustment expenses	566	534	6%
Amortization of deferred policy acquisition costs	143	125	14%
Insurance operating costs and expenses	53	70	(24%)

Underwriting results	$127	$106	20%

Loss and loss adjustment expense ratio
Current year	65.0	64.0	(1.0)
Prior year	(1.2)	0.1	1.3

Total loss and loss adjustment expense ratio	63.7	64.1	0.4
Expense ratio	22.0	23.3	1.3

Combined ratio	85.8	87.4	1.6
Catastrophe ratio	2.5	0.8	(1.7)

Combined ratio before catastrophes	83.3	86.6	3.3
Combined ratio before catastrophes and prior accident year development	85.0	86.1	1.1
Other revenues [1]	$30	$29	3%
Policies in force	3,541,673	3,414,646	4%

[1]	Represents servicing revenue.

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2005	2004	Change	2005	2004	Change

Business Unit
AARP	$550	$523	5%	$560	$520	8%
Other Affinity	29	34	(15%)	31	36	(14%)
Agency	232	210	10%	242	215	13%
Omni	53	69	(23%)	56	64	(13%)

Total	$864	$836	3%	$889	$835	6%

Product Line
Automobile	$672	$649	4%	$674	$633	6%
Homeowners	192	187	3%	215	202	6%

Total	$864	$836	3%	$889	$835	6%

Combined Ratios
Automobile				89.6	90.1	0.5
Homeowners				73.7	78.7	5.0

Total				85.8	87.4	1.6

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums

Earned premiums increased $54, or 6%, due to growth in both AARP and Agency, partially offset by a reduction in Other Affinity and Omni and $6 of additional catastrophe treaty reinstatement premium related to the third quarter 2004 hurricanes. AARP and Agency earned premium increased $40 and $27, respectively, primarily because of earned pricing increases and new business growth exceeding non-renewals over the previous 6 to 12 months.

•	Agency earned premium grew, in part, because of continued growth of the Dimensions automobile and homeowners class plans started in 2004, which allows the Company to write a broader class of risks.

•	AARP earned premium reflects growth in the size of the AARP target market and direct marketing programs to increase premium writings, particularly in auto.

•	Omni earned premium decreased, because of a strategic decision by management to focus on more profitable non-standard auto business.

Earned pricing increases for automobile of 2% in the first quarter of 2005 are down from 6% in the first quarter of 2004. Likewise, earned pricing increases for homeowners of 7% in the first quarter of 2005 are down from 13% in the first quarter of 2004. The moderation in earned pricing increases in the first quarter of 2005 are a reflection of a decline in written pricing increases over the previous 6 to 12 months.

•	Written pricing increases for automobile declined from 2% over the last 9 months of 2004 to being flat in the first quarter of 2005

•	Written pricing increases for homeowners declined from 7% over the last 9 months of 2004 to 5% in the first quarter of 2005.

Written premiums

Written premium for the segment increased by $28, or 3%, due to new business written premium outpacing non-renewals, including the impact of written pricing increases in homeowners. In addition, homeowners written premium included the effect of automatic increases in the amount of insurance coverage to adjust for construction cost inflation. New business written premium decreased slightly to $135 from $136 in the first quarter 2004, primarily due to a decrease in new business written premium in Omni of $15, partially offset by an increase in new business written premium in AARP auto of $11 and Agency and AARP homeowners of $4.

Premium renewal retention for automobile decreased slightly from 88% during the first quarter 2004 to 87% during the first quarter 2005, driven partly by the impact of declining written pricing. Premium renewal retention for homeowners decreased from 101% during the first quarter of 2004 to 94% during the first quarter of 2005 also due to declining written pricing increases.

Policies in force

The number of policies in force has increased in auto and homeowners from 2,091,532 and 1,323,114, respectively, as of March 31, 2004 to 2,186,702 and 1,354,971, respectively, as of March 31, 2005. The growth in policies in force does not correspond directly with the growth in earned premiums due to the impact of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.

•	Most of the growth in auto policies in force was generated by AARP and Agency, partially offset by reductions in Omni and Other Affinity. New business policies for AARP auto are up 17% as a result of increased marketing to AARP customers. The increase in new business auto policies for Agency is due to the new Dimensions auto class plan, which was rolled out to an additional two states in the first quarter of 2005, bringing the total number of states to 39.

•	Most of the growth in homeowners business was generated by Agency, due to the new Dimensions homeowners’ class plan, which has been rolled out to an additional three states during the first quarter of 2005, bringing the total number of states to 31.

Underwriting results and ratios

Prior accident year loss development, including catastrophe loss development, and reinstatement premium affect the comparison of the loss and loss adjustment expense ratio, the combined ratio and the catastrophe ratio. Underwriting results increased $21, or 20%, with a corresponding decrease in the combined ratio to 85.8. The net increase in underwriting results was principally driven by the following factors:

Factors increasing underwriting results—

•	A $20 reduction in prior accident year reserves related to allocated loss adjustment expenses, and

•	A $17 improvement resulting from earned premium growth at a combined ratio less than 100.0 as well as from a decrease in the combined ratio before catastrophes and prior accident year development of 1.1 points, from 86.1 to 85.0.

Partially offsetting these reductions were factors decreasing underwriting results—

•	A $9, or 0.8 point, increase in current accident year catastrophe losses. Catastrophe losses in the first quarter of 2004 were unusually low, and

•	An $8 increase in prior accident year catastrophe loss reserves and $6 of additional reinstatement premium for the third quarter 2004 hurricanes.

The 1.1 point improvement in the combined ratio before catastrophes and prior year development was due primarily to a 1.3 point reduction in the expense ratio, largely driven by earned premium growth. The current accident year loss and loss adjustment expense ratio increased 1.0 point due primarily to the increase in current accident year catastrophe losses. An increase in severity for homeowers and automobile claims was largely offset by a decrease in frequency in homeowners claims.

SPECIALTY COMMERCIAL

Underwriting Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Written premiums	$477	$426	12%
Change in unearned premium reserve	12	105	(89%)

Earned premiums	$465	$321	45%
Benefits, claims and claim adjustment expenses
Current year	314	293	7%
Prior year	9	47	(81%)

Total benefits, claims and claim adjustment expenses	323	340	(5%)
Amortization of deferred policy acquisition costs	69	61	13%
Insurance operating costs and expenses	33	30	10%

Underwriting results	$40	$(110)	NM

Loss and loss adjustment expense ratio
Current year	67.1	90.3	23.2
Prior year	1.9	14.9	13.0

Total loss and loss adjustment expense ratio	69.1	105.2	36.1
Expense ratio	21.9	28.1	6.2
Policyholder dividend ratio	0.4	0.8	0.4

Combined ratio	91.3	134.1	42.8
Catastrophe ratio	1.5	(35.6)	(37.1)

Combined ratio before catastrophes	89.8	169.7	79.9
Combined ratio before catastrophes and prior accident year development	88.0	117.5	29.5
Other revenues [1]	$82	$74	11%

[1]	Represents servicing revenue.

Premium Breakdown

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2005	2004	Change	2005	2004	Change

Property	66	83	(20%)	76	87	(13%)
Casualty	242	192	26%	214	81	164%
Bond	52	48	8%	49	44	11%
Professional Liability	76	78	(3%)	82	82	—
Other	41	25	64%	44	27	63%

Total	$477	$426	12%	$465	$321	45%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums

Earned premiums for the Specialty Commercial segment grew $144, or 45%, which included increases in casualty, bond and other and a decrease in property.

•	Property earned premium decreased $11, or 13%, primarily because of the decline in new business in 2004 and the first quarter of 2005, earned pricing decreases and the decision made in the fourth quarter of 2004 to exit the multi-peril crop insurance (MPCI) business.

•	Casualty earned premiums increased $133, primarily because of a $90 decrease in earned premiums under retrospectively-rated policies recorded in the first quarter of 2004. The remainder of the increase is driven by a $38 increase in earned premium on a single alternative markets insured program and by earned pricing increases as a result of written pricing increases in 2004.

•	Bond earned premium grew $5, or 11%, due to new business growth and written pricing increases in 2004 and the first quarter of 2005.

•	Professional liability earned premium remained flat at $82.

•	Within the “other” category, earned premium increased by $17 due to increased premiums on internal reinsurance programs.

Written premiums

Written premiums for the Specialty Commercial segment grew $51, or 12%, which included increases in casualty, bond and other, and decreases in property and professional liability.

•	Property written premium decreased $17, or 20%, due to a decline in new business growth as well as the impact of exiting the MPCI business, partially offset by an increase in premium renewal retention.

•	Casualty written premium increased $50, or 26%, primarily due to a $38 increase in written premium from policies on a single alternative markets insured program that will expire before the end of 2005. Also contributing to the increase in written premium is an increase in premium renewal retention, partially offset by a decrease in new business growth.

•	Bond written premium increased $4, or 8%, in the first quarter of 2005, primarily due to new business growth in commercial surety business, an increase in written pricing and a decrease in the portion of risks ceded to outside reinsurers.

•	Professional liability written premium remained relatively flat at $76, largely due to a decrease in both written pricing and new business written premium and a decrease in premium renewal retention, partially offset by a decrease in the portion of risks ceded to outside reinsurers.

•	Within the “other” category, written premium increased by $16 due to increased premiums on internal reinsurance programs.

Underwriting results and ratios

Prior accident year loss development, including catastrophe loss development, and the earned premium adjustment on retrospectively rated policies recorded in the first quarter of 2004 affect the comparison of all of the underwriting ratios. Underwriting results improved $150, with a corresponding 42.8 point improvement in the combined ratio to 91.3. The net increase in underwriting results was primarily driven by the following:

•	The $90 decrease in earned premiums under retrospectively rated policies in the first quarter of 2004, and

•	A $38 decrease in unfavorable prior accident year loss development from 2004 to 2005. Prior accident year loss development of $47 for the first quarter of 2004 included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves and strengthening in large deductible workers compensation reserves and a release in other liability reserves, each approximately $150.

Before considering the 2004 earned premium adjustment, the combined ratio before catastrophes and prior accident year development decreased from 91.7 to 88.0, due to improved current accident year underwriting results. Current accident year underwriting improvement in bond and property was partially offset by a decline in current accident year underwriting results in casualty. Before the impact of the $90 decrease in earned premiums on retrospectively rated policies in 2004, the expense ratio remained flat at 21.9%.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Written premiums	$2	$(1)	NM
Change in unearned premium reserve	(1)	(13)	92%

Earned premiums	3	12	(75%)
Benefits, claims and claim adjustment expenses
Current year	0	17	(100%)
Prior year	28	48	(42%)

Total benefits, claims and claim adjustment expenses	28	65	(57%)
Amortization of deferred policy acquisition costs	0	5	(100%)
Insurance operating costs and expenses	3	7	(57%)

Underwriting results	$(28)	$(65)	57%

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of the Company that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos and environmental exposures.

Earned premiums continued to decline in the first quarter of 2005, as a result of the Company’s decision to exit from the assumed domestic reinsurance business in the second quarter of 2003. Underwriting losses decreased by $37, primarily due to the impact of the strengthening of reserves in the first quarter of 2004.

Asbestos and Environmental Claims

The Company continues to receive asbestos and environmental claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean up costs.

The Company wrote several different categories of insurance contracts that may cover asbestos and environmental claims. First, The Hartford wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, the Company wrote excess policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, the Company acted as a reinsurer assuming a portion of risks previously assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, the Company participated in the London Market, writing both direct insurance and assumed reinsurance business.

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

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past few years, insurers in general, including the Company, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for so-called “non-products” coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.

In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages; the risks inherent in major litigation; inconsistent decisions concerning the existence and scope of coverage for environmental claims; and uncertainty as to the monetary amount being sought by the claimant from the insured.

It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. It is unknown whether potential Federal asbestos-related legislation will be enacted or what its effect would be on the Company’s aggregate asbestos liabilities.

The reporting pattern for assumed reinsurance claims, including those related to asbestos and environmental claims, is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

Reserve Activity

Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental, or “all other” activity. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for breast implants, construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail or late emerging liabilities.

As a part of the Company’s ongoing practices of continually monitoring its reserve position, in the first quarter 2005, the Company reviewed certain of its domestic assumed reinsurance reserves. As a result, the Company increased its domestic assumed reinsurance reserves by $12.

Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, please see the “Critical Accounting Estimates—Reserves” and “Other Operations (Including Asbestos and Environmental Claims)—Asbestos and Environmental Claims—Reserve Activity” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report on Form 10-K. The loss reserving assumptions, drawn from both industry data and the Company’s experience, have been applied over time to all of this business and have resulted in reserve strengthening or reserve releases at various times over the past decade. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.

Currently, the Company is performing its regular comprehensive review of its asbestos liabilities and assumed reinsurance to be completed in the second quarter of 2005 and expects to perform its regular comprehensive review of its environmental liabilities in the third quarter of 2005. In addition, the Company currently expects to perform a regular comprehensive review of Other Operations reinsurance recoverables in the second quarter of 2005. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments in the portion of liabilities it expects to cede or in its allowance for uncollectible reinsurance.

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three months ended March 31, 2005.

Other Operations Claims and Claim Adjustment Expenses

For the Three Months Ended March 31, 2005	Asbestos	Environmental	All Other [1]	Total

Beginning liability – net [2] [3]	$2,471	$385	$2,514	$5,370
Claims and claim adjustment expenses incurred	9	—	19	28
Claims and claim adjustment expenses paid	(94)	(29)	(123)	(246)

Ending liability – net [2] [3]	$2,386[4]	$356	$2,410	$5,152

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental liabilities reported in Ongoing Operations of $11 and $8, respectively, as of March 31, 2005 and $13 and $9, respectively as of December 31, 2004. Total net claim and claim adjustment expenses incurred in Ongoing Operations for the quarter ended March 31, 2005 includes $3 related to environmental claims. Total net claim and claim adjustment expenses paid in Ongoing Operations for the quarter ended March 31, 2005 includes $2 and $4, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $4,138 and $475, respectively, as of March 31, 2005 and $4,322 and $501, respectively, as of December 31, 2004.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $207 and $1,572, respectively, resulting in a one year net survival ratio of 11.6 (12.9 excluding the MacArthur payments) and a three year net survival ratio of 4.6 (13.5 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the quarter ended March 31, 2005, paid and incurred loss activity by the three categories of claims for asbestos and environmental.

Other Operations Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development – Asbestos
and Environmental

	Asbestos [1]		Environmental[1]
	Paid	Incurred	Paid	Incurred
For the Three Months Ended March 31, 2005	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE

Gross
Direct	$150	$4	$18	$—
Assumed – Domestic	8	—	5	—
London Market	28	—	2	—

Total	186	4	25	—
Ceded	(92)	5	4	—

Net	$94	$9	$29	$—

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross loss and LAE incurred in Ongoing Operations for the quarter ended March 31, 2005 includes $5 and $3, respectively, related to asbestos and environmental claims. Total gross loss and LAE paid in Ongoing Operations for the quarter ended March 31, 2005 includes $7 and $4, respectively, related to asbestos and environmental claims.

INVESTMENTS

General

The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. (For a further discussion of how HIM manages the investment portfolios, see the Investments section of the MD&A under the “General” section in The Hartford’s 2004 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections that follow.)

Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 24% and 28% of the Company’s consolidated revenues for the first quarter ended March 31, 2005 and 2004, respectively.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 78% and 80% of the fair value of its invested assets as of March 31, 2005 and December 31, 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” section in The Hartford’s 2004 Form 10-K Annual Report.)

Life

The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.

The following table identifies Life’s invested assets by type as of March 31, 2005 and December 31, 2004.

Composition of Invested Assets
	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$50,877	71.7%	$50,531	73.5%
Equity securities, available-for-sale, at fair value	662	0.9%	525	0.8%
Equity securities, held for trading, at fair value	15,855	22.3%	13,634	19.8%
Policy loans, at outstanding balance	2,119	3.0%	2,662	3.9%
Mortgage loans, at cost	979	1.4%	923	1.3%
Limited partnerships, at fair value	273	0.4%	256	0.4%
Other investments	207	0.3%	185	0.3%

Total investments	$70,972	100.0%	$68,716	100.0%

Fixed maturity investments increased $346 since December 31, 2004, primarily the result of positive operating cash flow, partially offset by a decrease in fair value due to an increase in interest rates. Equity securities held for trading increased $2,221 since December 31, 2004, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product. Policy loans decreased $543 since December 31, 2004, as a result of certain policy loan surrenders.

Investment Results

The following table summarizes Life’s investment results.

	Three Months Ended
	March 31,
(before-tax)	2005	2004

Net investment income – excluding income on policy loans and trading securities	$693	$661
Policy loan income	36	45
Trading securities income [1]	221	456

Net investment income – total	$950	$1,162
Yield on average invested assets [2]	5.6%	5.7%

Gross gains on sale	$98	$100
Gross losses on sale	(48)	(18)
Impairments	(1)	(8)
GMWB derivatives, net	7	(2)
Other, net [3]	25	4

Net realized capital gains	$81	$76

[1]	Represents the change in value of securities classified as trading.

[2]	Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, foreign currency transaction remeasurements, as well as the amortization of deferred acquisition costs related to realized capital gains.

For the first quarter ended March 31, 2005, net investment income, excluding income on policy loans and trading securities, increased $32, or 5%, compared to the prior year period. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the respective prior year period. The increase in the average invested assets base, as compared to the prior year period, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life product sales such as individual fixed annuity products sold in Japan. This increase was partially offset by a decrease in the yield on average invested assets.

Net investment income on trading securities of $221 during the first quarter ended March 31, 2005, was primarily generated by slightly positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation. Net investment income on trading securities of $456 during the first quarter ended March 31, 2004, was primarily generated by the positive performance of the underlying investment funds supporting the Japanese variable annuity product, as well as, foreign currency appreciation in comparison to the U.S. Dollar. The decrease in the first quarter 2005 from the first quarter 2004 is due to the performance of the underlying funds and foreign currency movements.

For the first quarter ended March 31, 2005, the yield on average invested assets decreased slightly from the respective prior year period as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the first quarter ended March 31, 2005 of approximately 5.1%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the first quarter ended March 31, 2005 increased by $5 compared to the respective prior year period, primarily the result of higher net realized gains on non-qualifying foreign currency derivatives, foreign currency transaction remeasurements and GMWB derivatives, partially offset by lower net realized gains on fixed maturity and equity securities.

Gross gains on sales for the first quarter ended March 31, 2005 were primarily within fixed maturities and were concentrated in the commercial mortgage-backed securities (“CMBS”), foreign government and corporate sectors. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the currently scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign government securities were sold in the first quarter of 2005, primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility of foreign exchange rates. Gains resulted from the depreciation of the U.S. Dollar against foreign currencies and credit spread tightening. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold in order to reposition the corporate holdings into higher quality securities.

Gross losses on sales for the first quarter ended March 31, 2005 were primarily within foreign and U.S. government securities, corporate securities and CMBS, with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2%, which, under the Company’s current impairment policy, were deemed to be depressed only to a minor extent.

Gross gains on sales for the first quarter ended March 31, 2004 were primarily from sales of fixed maturity investments in the corporate, foreign government and asset-backed securities (“ABS”) sectors. The majority of the sales in the corporate and ABS sectors were the result of portfolio rebalancing that resulted in divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold in the first quarter of 2004 primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the first quarter ended March 31, 2004 were primarily within ABS and corporate securities, with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4%.

Property & Casualty

The investment objective for Property & Casualty’s ongoing operations is to maximize economic value while generating after-tax income to meet policyholder and corporate obligations. For Property & Casualty’s Other Operations segment, the investment objective is to ensure the full and timely payment of all liabilities. Property & Casualty’s investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

The following table identifies Property & Casualty’s invested assets by type as of March 31, 2005 and December 31, 2004.

Composition of Invested Assets
	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$24,130	95.3%	$24,410	95.6%
Equity securities, available-for-sale, at fair value	427	1.7%	307	1.2%
Real estate/Mortgage loans, at cost	198	0.8%	253	1.0%
Limited partnerships, at fair value	186	0.7%	177	0.7%
Other investments	386	1.5%	379	1.5%

Total investments	$25,327	100.0%	$25,526	100.0%

Fixed maturities decreased $280, or 1%, since December 31, 2004, primarily due to a decrease in the fair value of investments due to an increase in interest rates, partially offset by positive operating cash flow.

Investment Results

The table below summarizes Property & Casualty’s investment results.

	Three Months Ended
	March 31,
(before-tax)	2005	2004

Net investment income, before-tax	$337	$311
Net investment income, after-tax [1]	$251	$232
Yield on average invested assets, before-tax [2]	5.6%	5.5%
Yield on average invested assets, after-tax [1] [2]	4.2%	4.1%

Gross gains on sale	$62	$72
Gross losses on sale	(19)	(5)
Impairments	—	(6)
Other, net [3]	5	10

Net realized capital gains	$48	$71

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also presented.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments and foreign currency transaction remeasurements.

For the first quarter ended March 31, 2005, before-tax net investment income increased $26, or 8%, and after-tax net investment income increased $19, or 8%, compared to the respective prior year period. The increase in net investment income for the first quarter ended March 31, 2005, was primarily due to income earned on a higher average invested assets base, as well as, higher partnership income as compared to the respective prior year period, partially offset by a decrease in the average new invested asset yield. Partnership income was higher in 2005 primarily due to the realization of large gains associated with certain leveraged buyout and mezzanine funds.

For the first quarter ended March 31, 2005, the yield on average invested assets increased slightly from the respective prior year period as a result of higher partnership income received in the first quarter of 2005, compared to the respective prior year period. New investment purchases, however, continue to be at rates below the average portfolio yield due to the continued low interest rate environment. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new asset purchases in the first quarter ended March 31, 2005 of approximately 4.8%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the first quarter ended March 31, 2005 were lower than the respective prior year period primarily due to lower net realized gains on fixed maturity and equity securities, partially offset by lower other-than-temporary impairments.

Gross gains on sales for the first quarter ended March 31, 2005 were primarily fixed maturities and were predominantly within the foreign government and corporate sectors and were the result of decisions to reposition the portfolio due to changes in foreign currency exchange rates and credit spread tightening in certain sectors. Foreign securities were sold in the first quarter of 2005 primarily to reduce the foreign currency exposure in the portfolio due to the near term volatility in foreign exchange rates. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold to reposition the corporate holdings into higher quality securities.

Gross losses on sales for the first quarter ended March 31, 2005 were primarily within corporate, mortgage-backed securities (“MBS”), and foreign government securities with no single security sold at a loss in excess of $1 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 1%, which under the Company’s current impairment policy, were deemed to be depressed only to a minor extent.

Gross gains on sales for the first quarter ended March 31, 2004 were primarily from sales of fixed maturity investments in the corporate, foreign government and ABS sectors. The majority of the sales in the corporate and ABS sectors were the result of portfolio rebalancing that resulted in divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold in the first quarter of 2004 primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the first quarter ended March 31, 2004 were primarily within corporate securities, with no single security sold at a loss in excess of $2 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2%.

Corporate

The investment objective of Corporate is to manage capital raised through financing activities to support the Life and Property & Casualty operations of the Company and to maximize funds available to support the cost of those financing activities including the payment of interest for Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of March 31, 2005 and December 31, 2004, Corporate held $208 and $159, respectively, of short-term fixed maturity investments. In addition, Corporate held $1 and $7, respectively, of other investments as of March 31, 2005 and December 31, 2004.

Other-Than-Temporary Impairments

For the first quarter ended March 31, 2005, total consolidated other-than-temporary impairments were $1, as compared with $14 for the comparable period in 2004.

During the first quarter of 2005 other-than-temporary impairments of $1 were recorded on ABS and primarily resulted from a decline in expected cash flows and deterioration of the underlying collateral. During first quarter of 2004, other-than-temporary impairments were recorded on ABS of $10, corporate securities of $3 and MBS of $1. The other-than-temporary impairments for the first quarter of 2004 were primarily related to the decline in market values of certain previously impaired securities.

The Company believes the favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, continued positive issuer performance, political stability and collateral performance. Adverse issuer specific circumstances may result in future other-than-temporary impairments. (For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section that follows.)

INVESTMENT CREDIT RISK

The Hartford has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Finance Committee of The Hartford’s Board of Directors.

Refer to the Investment Credit Risk section of the MD&A in The Hartford’s 2004 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.

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

The following table identifies fixed maturity securities by type on a consolidated basis, as of March 31, 2005 and December 31, 2004.

Consolidated Fixed Maturities by Type
	March 31, 2005					December 31, 2004
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$7,439	$78	$(79)	$7,438	9.9%	$7,446	$95	$(72)	$7,469	9.9%
CMBS	11,458	306	(124)	11,640	15.5%	11,306	475	(33)	11,748	15.6%
Collateralized mortgage obligations (“CMOs”)	1,153	7	(5)	1,155	1.5%	1,218	12	(3)	1,227	1.6%
Corporate
Basic industry	3,056	169	(25)	3,200	4.3%	3,131	234	(9)	3,356	4.5%
Capital goods	2,138	147	(18)	2,267	3.0%	2,033	159	(10)	2,182	2.9%
Consumer cyclical	3,447	121	(68)	3,500	4.7%	3,229	207	(13)	3,423	4.6%
Consumer non-cyclical	3,500	195	(31)	3,664	4.9%	3,394	245	(12)	3,627	4.8%
Energy	1,809	128	(11)	1,926	2.6%	1,770	147	(5)	1,912	2.5%
Financial services	8,909	472	(69)	9,312	12.3%	8,201	589	(33)	8,757	11.7%
Technology and communications	4,923	339	(49)	5,213	6.9%	4,940	440	(15)	5,365	7.2%
Transportation	782	41	(7)	816	1.1%	766	52	(2)	816	1.1%
Utilities	3,477	263	(25)	3,715	4.9%	3,361	302	(13)	3,650	4.9%
Other	1,099	47	(16)	1,130	1.5%	1,001	69	(5)	1,065	1.4%
Government/Government
agencies
Foreign	1,519	93	(16)	1,596	2.1%	1,648	153	(5)	1,796	2.4%
United States	1,133	24	(15)	1,142	1.5%	1,116	22	(6)	1,132	1.5%
MBS - agency	3,309	12	(29)	3,292	4.4%	2,774	29	(4)	2,799	3.7%
Municipal
Taxable	994	39	(11)	1,022	1.4%	919	34	(9)	944	1.3%
Tax-exempt	9,646	598	(7)	10,237	13.6%	9,670	726	(3)	10,393	13.8%
Redeemable preferred stock	36	1	—	37	—	36	3	—	39	0.1%
Short-term	2,913	—	—	2,913	3.9%	3,400	—	—	3,400	4.5%

Total fixed maturities	$72,740	$3,080	$(605)	$75,215	100.0%	$71,359	$3,993	$(252)	$75,100	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of March 31, 2005 in comparison to December 31, 2004 were primarily impacted by changes in interest rates and security sales. The Company’s fixed maturity gross unrealized gains decreased $913 from December 31, 2004 to March 31, 2005 primarily due to an increase in interest rates and, to a lesser extent, sales of securities in a gain position. The gross unrealized loss amount increased by $353 from December 31, 2004 to March 31, 2005 primarily due to interest rate increases, partially offset by asset sales.

Within the consumer cyclical sector, $26 of the unrealized loss is related to a major automotive manufacturer. In March 2005, this manufacturer revised downward 2005 earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and their debt service interest burden. Sales of this manufacturer’s most successful product offerings, SUVs and trucks, have been hurt by rising gasoline prices, market competition and high inventory levels. The manufacturer expects new product offerings emphasizing sedans and mid-sized SUVs to begin to increase sales. Associated with this manufacturer is a financial services unit which provides consumer and wholesale financial products and services, a significant portion of which is to the customers of the manufacturer via automobile loans and lease financing. The financial services unit continues to produce strong operating cash flows. The manufacturer and the financial services unit have substantial liquid resources that should be adequate to fund operations and service debt until the cost structure can be adjusted and sales and margins improve. As of March 31, 2005, The Hartford owns securities of the manufacturer and the financial services unit with an amortized cost of $79 and $134, respectively, that were in a gross unrealized loss position of $11 and $15, respectively. The Hartford continues to monitor these securities in accordance with its impairment policy.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2004, except for MBS and corporate fixed maturities within the financial services sector. Both MBS and financial service securities increased as a percentage of total fixed maturities since December 31, 2004 as a result of a decision to increase the Company’s investment in these asset classes primarily due to their attractive yields and diversification opportunities. Also, HIM continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual penalties.

As of March 31, 2005, 19% of the fixed maturities were invested in private placement securities, including 12% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

At the March 22, 2005 Federal Open Market Committee meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 2.75%, a 50 basis point increase from year end 2004 levels. The Fed members indicated that the economy continues to grow at a moderate pace, although inflation pressures have increased in recent months and pricing power is more evident. The Company continues to expect the Federal Reserve to raise short-term interest rates at a measured pace until rates approach neutral levels, unless inflationary pressures accelerate, at which time the Fed would likely raise short-term rates in greater increments. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. Dollar continues to devalue in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

The following table identifies fixed maturities by credit quality on a consolidated basis, as of March 31, 2005 and December 31, 2004. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	March 31, 2005			December 31, 2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,470	$5,465	7.3%	$5,109	$5,160	6.9%
AAA	17,735	18,246	24.3%	17,984	18,787	25.0%
AA	8,926	9,281	12.3%	8,090	8,546	11.4%
A	17,029	17,937	23.8%	16,905	18,131	24.2%
BBB	17,830	18,492	24.6%	16,853	17,904	23.8%
BB & below	2,837	2,881	3.8%	3,018	3,172	4.2%
Short-term	2,913	2,913	3.9%	3,400	3,400	4.5%

Total fixed maturities	$72,740	$75,215	100.0%	$71,359	$75,100	100.0%

As of March 31, 2005 and December 31, 2004, greater than 95% of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

As of March 31, 2005 and December 31, 2004, the Company held no issuer of a below investment grade (“BIG”) security with a fair value in excess of 4% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2004 as a result of decisions to reduce exposure to lower credit quality assets and re-invest in higher quality securities.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of March 31, 2005 and December 31, 2004, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	March 31, 2005			December 31, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$17,055	$16,779	$(276)	$7,572	$7,525	$(47)
Greater than three months to six months	3,632	3,546	(86)	573	567	(6)
Greater than six months to nine months	392	385	(7)	3,405	3,342	(63)
Greater than nine months to twelve months	2,559	2,467	(92)	462	445	(17)
Greater than twelve months	2,387	2,234	(153)	2,417	2,285	(132)

Total	$26,025	$25,411	$(614)	$14,429	$14,164	$(265)

The increase in the unrealized loss amount since December 31, 2004 is primarily the result of an increase in interest rates offset in part by asset sales. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

As a percentage of amortized cost, the average security or fixed maturity unrealized loss at March 31, 2005 and December 31, 2004 was less than 3% and 2%, respectively. As of March 31, 2005 and December 31, 2004, fixed maturities represented $605, or 99%, and $252, or 95%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of March 31, 2005 and December 31, 2004 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to EITF Issue No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of March 31, 2005 and December 31, 2004, for which management’s best estimate of future cash flows adversely changed during the reporting period. (For further discussion of the other-than-temporary impairments criteria, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2004 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% of the total unrealized loss amount as of both March 31, 2005 and December 31, 2004.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of March 31, 2005 and December 31, 2004 are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	March 31, 2005				December 31, 2004
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$157	$108	$(49)	19.4%	$227	$172	$(55)	25.9%
CDOs	33	32	(1)	0.4%	76	72	(4)	1.9%
Credit card receivables	58	56	(2)	0.8%	88	86	(2)	0.9%
Other ABS	436	427	(9)	3.6%	502	496	(6)	2.8%
CMBS	806	774	(32)	12.7%	896	878	(18)	8.5%
Corporate
Basic industry	270	262	(8)	3.2%	355	347	(8)	3.8%
Consumer cyclical	270	251	(19)	7.5%	277	269	(8)	3.8%
Consumer non-cyclical	385	371	(14)	5.6%	436	425	(11)	5.2%
Financial services	1,014	979	(35)	13.9%	1,271	1,234	(37)	17.5%
Technology and communications	325	304	(21)	8.3%	435	421	(14)	6.6%
Utilities	293	280	(13)	5.2%	324	313	(11)	5.2%
Other	419	396	(23)	9.1%	484	468	(16)	7.5%
Other securities	872	846	(26)	10.3%	913	891	(22)	10.4%

Total	$5,338	$5,086	$(252)	100.0%	$6,284	$6,072	$(212)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2004, was primarily driven by an increase in interest rates. With the exception of ABS security types, the majority of the securities in an unrealized loss position for six months or more as of March 31, 2005 were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were ABS supported by aircraft lease receivables, corporate fixed maturities primarily within the financial services sector, and CMBS. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables — The decrease in the unrealized loss position during first quarter 2005 was primarily the result of improving pricing levels for certain issuers in this sector due to increasing aircraft lease rates. Although worldwide travel and aircraft demand has improved, uncertainty surrounding the stability of domestic airlines continues to weigh heavily on these securities. Airline operating costs, including fuel and certain employee benefits costs, continue to adversely impact this sector. Because of the valuation of the underlying collateral, the Company expects to receive principal and interest payments, however, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

Financial services — As of March 31, 2005, the Company held approximately 75 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

CMBS — The increase in the unrealized loss position during first quarter 2005 was primarily the result of an increase in interest rates. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2005 and December 31, 2004. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2005 and December 31, 2004, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For further discussion, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2004 Form 10-K Annual Report.)

The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of March 31, 2005 and December 31, 2004.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	March 31, 2005			December 31, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$900	$872	$(28)	$326	$322	$(4)
Greater than three months to six months	66	63	(3)	33	32	(1)
Greater than six months to nine months	20	18	(2)	174	165	(9)
Greater than nine months to twelve months	133	122	(11)	81	75	(6)
Greater than twelve months	304	257	(47)	285	240	(45)

Total	$1,423	$1,332	$(91)	$899	$834	$(65)

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2004 to March 31, 2005 was primarily the result of an increase in interest rates and credit spread widening. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

CAPITAL MARKETS RISK MANAGEMENT

The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

Market Risk

The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. (For further discussion of market risk see the Capital Markets Risk Management section of MD&A in The Hartford’s 2004 Form 10-K Annual Report.) There have been no material changes in market risk exposures from December 31, 2004.

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

The Company sells variable annuity contracts that offer various guaranteed death and income benefits. The Company maintains a liability for the death benefit costs, net of reinsurance, of $146, as of March 31, 2005. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.

The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2005 is $8.9 billion. Due to the fact that approximately 80% of this amount is reinsured, the Company’s net exposure is $1.8 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

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

The net impact of the change in value of the embedded derivative net of the results of the hedging program was a $12 gain before deferred policy acquisition costs and tax effects for the quarter ended March 31, 2005. As of March 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $40.4 billion and $180, respectively. As of December 31, 2004, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $37.7 billion and $170, respectively.

In December 2004, the Company purchased one and two year S&P 500 put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of December 31, 2004, the notional and market value related to this strategy was $882 and $39, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.

Interest Rate Risk

The Hartford’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in The Hartford’s 2004 Form 10-K Annual Report.)

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Liquidity Requirements

The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands. However, if an unanticipated demand was placed on the Company it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period including those related to its Life and Property & Casualty insurance refer to the Off-Balance Sheet and Aggregate Contractual Obligations section of Capital Resources & Liquidity included in The Hartford’s 2004 Form 10-K Annual Report.

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

The Company’s Japanese life insurance operations are conducted through Hartford Life Insurance K.K. a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), one of the Company’s principal statutorily regulated operating subsidiaries. To date, the Company has funded the capital needs of its Japanese operations through investments in the common stock of Hartford Life Insurance K.K. by HLA, an investment that stood at $813 as of March 31, 2005. This arrangement has generally allowed some portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.

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

The Company may also repurchase outstanding shares of its common stock and equity units from time to time, in an aggregate amount not to exceed $1 billion. For additional information regarding the Company’s authorization to repurchase its securities, please see the “Stockholders’ Equity” section of Capital Resources & Liquidity included in The Hartford’s 2004 Form 10-K Annual Report.

HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses.

Dividends to HFSG from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through April 30, 2005, the Company’s insurance subsidiaries had paid $254 to HFSG and HLI and are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG and HLI for the remainder of 2005 without prior approval from the applicable insurance commissioner.

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

Sources of Capital

Shelf Registrations

On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of March 31, 2005, the Company had $2.4 billion remaining on its shelf.

On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of March 31, 2005, HLI had $1.0 billion remaining on its shelf.

Commercial Paper and Revolving Credit Facilities

The table below details the Company’s short-term debt programs and the applicable balances outstanding.

				Outstanding
				As of
	Effective	Expiration	Maximum	March 31,	December 31,
Description	Date	Date	Available	2005	2004	Change

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$372	$372	—
HLI	2/7/97	N/A	250	—	—	—

Total commercial paper			$2,250	$372	$372	—
Revolving Credit Facility
5-year revolving credit facility	6/20/01	6/20/06	$1,000	$—	$—	—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—	—

Total revolving credit facility			$1,490	$—	$—	—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,740	$372	$372	--

Under the two revolving credit facilities, the Company must maintain a minimum level of consolidated statutory surplus and risk based capital ratios. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for its banks. At March 31, 2005 and December 31, 2004, the Company was in compliance with all such covenants.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2004 Annual Report on Form 10-K.

Pension Plans and Other Postretirement Benefits

While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. On April 10, 2004, the Pension Funding Equity Act of 2004 was signed into law. This Act provided pension funding relief by replacing the defunct 30-year Treasury bond rate with a composite rate based on conservatively invested long-term corporate bonds. As a result of the passage of this legislation, the Company’s minimum funding requirement in 2004 was eliminated.

The Company’s 2005 required minimum funding contribution is expected to be immaterial. On April 15, 2005, the Company, at its discretion, made a $200 contribution into the Plan.

Capitalization

The capital structure of The Hartford as of March 31, 2005 and December 31, 2004 consisted of debt and equity, summarized as follows:

	March 31,	December 31,
	2005	2004	Change

Short-term debt (includes current maturities of long-term debt)	$622	$621	—
Long-term debt [1]	4,300	4,308	—

Total debt	$4,922	$4,929	—

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$13,521	$12,813	6%
AOCI	690	1,425	(52%)

Total stockholders’ equity	$14,211	$14,238	—

Total capitalization including AOCI	$19,133	$19,167	—

Debt to equity	35%	35%
Debt to capitalization	26%	26%

[1]	Includes junior subordinated debentures of $699 and $704 and debt associated with equity units of $1,020 and $1,020 as of March 31, 2005 and December 31, 2004, respectively.

The Hartford’s total capitalization as of March 31, 2005 decreased by $34 as compared with December 31, 2004. This decrease was primarily due to decrease in unrealized gains of $686 offset by net income of $666.

Debt

For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2004 Form 10-K Annual Report.

Stockholders’ Equity

Dividends — On February 17, 2005, The Hartford declared a dividend on its common stock of $0.29 per share payable on April 1, 2005 to shareholders of record as of March 1, 2005.

AOCI - AOCI decreased by $735 as of March 31, 2005 compared with December 31, 2004. The decrease in AOCI is primarily a result of a decrease in unrealized gains of $686. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.

For additional information on stockholders’ equity and AOCI see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2004 Form 10-K Annual Report.

Cash Flow

	Three Months Ended
	March 31,
	2005	2004

Net cash provided by operating activities	$666	$99
Net cash provided by (used for) investing activities	$(947)	$386
Net cash provided by (used for) financing activities	$567	$(307)
Cash - end of period	$1,439	$638

The increase in cash from operating activities was primarily the result of the funding of $1.15 billion in settlement of the MacArthur litigation in 2004 offset in part by the net activity in equity securities held for trading purposes. Cash provided by financing activities increased primarily due to repayment of commercial paper, the early retirement of junior subordinated debentures in 2004 and higher net receipts from policyholder’s accounts related to investment and universal life contracts. Net cash from operating and financing activities accounted for the majority of cash used for investing activities.

Operating cash flows for the three months ended March 31, 2005 and 2004 have been adequate to meet liquidity requirements.

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

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 29, 2005.

	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance Financial Strength Ratings:
Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	AMB-2	F1	A-2	P-2
Hartford Capital III trust originated preferred securities	bbb	A-	BBB	Baa1
Hartford Life, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	—	F1	A-2	P-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

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

The table below sets forth statutory surplus for the Company’s insurance companies.

	March 31, 2005	December 31, 2004

Life Operations	$5,125	$5,119
Property & Casualty Operations	6,648	6,337

Total	$11,773	$11,456

Contingencies

Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.

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

For a discussion regarding contingencies related to the manner in which The Hartford compensates brokers and other producers, please see “Overview — Broker Compensation” above.

Regulatory Developments - For a discussion regarding contingencies related to regulatory developments that affect The Hartford, please see “Overview — Regulatory Developments” above.

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

Terrorism Risk Insurance Act of 2002

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General. Under the program, the federal government would pay 90% of covered losses after an insurer’s losses exceed 15% of the Company’s direct commercial earned premiums in 2004, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. The specified percentage is 15% for 2005.

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

The Act is scheduled to expire on December 31, 2005. Legislation to extend TRIA for two years has been introduced in both the Senate and House of Representatives. If the Act is not extended or renewed, the Company is exposed to terrorism losses in 2006 that would otherwise have been covered by the Act, including terrorism losses arising on policies written in 2005 that expire after December 31, 2005. The Department of Treasury is required to provide Congress its findings and recommendations related to the Act by June 30, 2005. In the event the Act is not renewed, or is renewed in a materially different form, the Company may attempt to obtain appropriate reinsurance for the related terrorism risk, limit certain of its writings, or pursue a solution encompassing aspects of one or all of the foregoing. For a discussion of The Hartford’s Risk Management processes as they relate to TRIA, please see the “Property & Casualty — Risk Management Strategy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in The Hartford’s 2004 Annual Report on Form 10-K.

Legislative Initiatives

On July 10, 2003, the Senate Judiciary Committee approved legislation that would have provided for the creation of a Federal asbestos trust fund in place of the current tort system for determining asbestos liabilities. The 108th Congress concluded without further action on the proposal. Although Judiciary Committee chair Arlen Specter continues to pursue reform legislation in the current Congress, the prospects for enactment and the ultimate details of any legislation creating a Federal asbestos trust fund are uncertain. Depending on the provisions of any legislation which is ultimately enacted, the legislation may have a material adverse effect on the Company.

On November 18, 2004, the House Financial Services Committee approved legislation which would have extended the TRIA beyond its December 31, 2005, termination. Efforts will continue in 2005 to extend TRIA and to enact permanent legislation. The prospects for enactment of a simple extension or more permanent legislation are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

As part of the FY 2006 federal budget, President Bush proposed making permanent a number of tax cuts passed in 2001 and 2003, including repeal of the estate tax and reductions in the tax rates for ordinary income, long-term capital gains and dividends. The president also reproposed new retirement and savings vehicles designed to simplify retirement plan administration and expand individual participation in retirement savings plans. If enacted, these proposals could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2005 are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations from such potential legislative changes cannot be reasonably estimated at this time. The American Jobs Creation Act of 2004 imposes new restrictions on non-qualified deferred compensation plans. The Company does not believe these changes will have a material effect on the sale of its products.

In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, and reductions in benefits currently received by the Company stemming from the dividends received deduction. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of the Treasury by the end of July, 2005. Legislation to restructure the Social Security system and expand private savings incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2005.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Broker Compensation Litigation - On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against the Company asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that the Company and the four named individual defendants, as control persons of the Company, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. The Company and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions, now consolidated, have been filed in the same court on behalf of participants in the Company’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, the Company’s Pension Fund Trust and Investment Committee,

the Company’s Pension Administration Committee, the Company’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that the Company and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of the Company against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Ten putative class actions also have been filed by alleged policyholders in federal district courts against several brokers and insurers, including the Company. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that the venue for all of these actions will be the United States District Court for the District of New Jersey. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from defendant insurers, including Hartford entities. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Illinois action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Company has removed both actions to federal court, but the plaintiffs have moved to remand the actions to the respective state courts. The plaintiffs' motion to remand the Illinois action was denied; the remand motion in the Florida action has not been decided. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.

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

Asbestos and Environmental Claims — As discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Other Operations (Including Asbestos and Environmental Claims)”, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2005:

	Total Number		Total Number of Shares	Maximum Number of Shares that
	of Shares	Average Price	Purchased as Part of Publicly	May Yet Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans or Programs	the Plans or Programs

January 2005 [1]	2,726	$67.99	N/A	N/A
February 2005 [1]	3,713	$71.35	N/A	N/A
March 2005 [1]	17,654	$70.91	N/A	N/A

Total	24,093	$70.65	N/A	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

Item 6. EXHIBITS

See Exhibit Index on page 61.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)

/s/ Robert J. Price

Robert J. Price Senior Vice President and Controller

May 2, 2005

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2005
FORM 10-Q

EXHIBITS INDEX

Exhibit No.	Description
15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.