Form 10-Q
period 2005-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2005-08-04
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________
Commission file number 001-13958
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3317783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑  No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐
As of July 31, 2005, there were outstanding 299,481,178 shares of Common Stock, $0.01 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2005 and 2004, and changes in stockholders’ equity, and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 2, 2005

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,625	$3,323	$7,131	$6,504
Fee income	963	841	1,915	1,666
Net investment income	1,370	1,110	2,663	2,588
Other revenues	116	118	228	222
Net realized capital gains (losses)	(17)	52	111	196

Total revenues	6,057	5,444	12,048	11,176

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,446	3,288	6,801	6,585
Amortization of deferred policy acquisition costs and present value of future profits	762	688	1,534	1,367
Insurance operating costs and expenses	804	666	1,519	1,358
Interest expense	64	62	127	128
Other expenses	154	163	326	343

Total benefits, claims and expenses	5,230	4,867	10,307	9,781

Income before income taxes and cumulative effect of accounting change	827	577	1,741	1,395
Income tax expense	225	144	473	371

Income before cumulative effect of accounting change	602	433	1,268	1,024
Cumulative effect of accounting change, net of tax	—	—	—	(23)

Net income	$602	$433	$1,268	$1,001

Basic earnings per share
Income before cumulative effect of accounting change	$2.03	$1.48	$4.28	$3.52
Cumulative effect of accounting change, net of tax	—	—	—	(0.08)

Net income	$2.03	$1.48	$4.28	$3.44

Diluted earnings per share
Income before cumulative effect of accounting change	$1.98	$1.46	$4.19	$3.46
Cumulative effect of accounting change, net of tax	—	—	—	(0.08)

Net income	$1.98	$1.46	$4.19	$3.38

Weighted average common shares outstanding	297.1	292.3	296.0	291.1
Weighted average common shares outstanding and dilutive potential common shares	303.9	297.5	302.6	296.2

Cash dividends declared per share	$0.29	$0.28	$0.58	$0.56

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $73,017 and $71,359)	$76,554	$75,100
Equity securities, held for trading, at fair value (cost of $16,466 and $12,514)	17,955	13,634
Equity securities, available-for-sale, at fair value (cost of $1,294 and $742)	1,382	832
Policy loans, at outstanding balance	2,140	2,662
Other investments	2,593	2,180

Total investments	100,624	94,408
Cash	1,027	1,148
Premiums receivable and agents’ balances	3,334	3,235
Reinsurance recoverables	5,695	6,178
Deferred policy acquisition costs and present value of future profits	8,938	8,509
Deferred income taxes	52	419
Goodwill	1,720	1,720
Property and equipment, net	657	643
Other assets	3,561	3,452
Separate account assets	142,774	140,023

Total assets	$268,382	$259,735

Liabilities

Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$21,104	$21,329
Life	12,467	12,246
Other policyholder funds and benefits payable	57,481	52,833
Unearned premiums	5,038	4,807
Short-term debt	620	621
Long-term debt	4,061	4,308
Other liabilities	9,247	9,330
Separate account liabilities	142,774	140,023

Total liabilities	252,792	245,497

Commitments and Contingencies (Note 7)

Stockholders’ Equity

Common stock - 750,000,000 shares authorized, 301,761,618 and 297,200,090 shares issued, $0.01 par value	3	3
Additional paid-in capital	4,830	4,567
Retained earnings	9,379	8,283
Treasury stock, at cost – 3,017,794 and 2,991,820 shares	(41)	(40)
Accumulated other comprehensive income, net of tax	1,419	1,425

Total stockholders’ equity	15,590	14,238

Total liabilities and stockholders’ equity	$268,382	$259,735

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended
	June 30,
(In millions, except for share data)	2005	2004
	(Unaudited)
Common Stock/Additional Paid-in Capital
Balance at beginning of period	$4,570	$3,932
Issuance of common stock in underwritten offering	—	411
Issuance of shares under incentive and stock compensation plans	239	135
Tax benefit on employee stock options and awards	24	19

Balance at end of period	4,833	4,497

Retained Earnings
Balance at beginning of period	8,283	6,499
Net income	1,268	1,001
Dividends declared on common stock	(172)	(163)

Balance at end of period	9,379	7,337

Treasury Stock, at Cost
Balance at beginning of period	(40)	(38)
Return of shares to treasury stock under incentive and stock compensation plans	(1)	(1)

Balance at end of period	(41)	(39)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	1,425	1,246
Change in net unrealized gain/loss on securities	(134)	(990)
Cumulative effect of accounting change	—	292
Change in net gain/loss on cash-flow hedging instruments	195	(50)
Foreign currency translation adjustments	(67)	(18)
Total other comprehensive loss	(6)	(766)

Balance at end of period	1,419	480

Total stockholders’ equity	$15,590	$12,275

Outstanding Shares (in thousands)
Balance at beginning of period	294,208	283,380
Issuance of common stock in underwritten offering	—	6,703
Issuance of shares under incentive and stock compensation plans	4,562	2,982
Return of shares to treasury stock under incentive and stock compensation plans	(26)	(30)

Balance at end of period	298,744	293,035

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net income	$602	$433	$1,268	$1,001

Other Comprehensive Income (Loss)
Change in net unrealized gain/loss on securities	552	(1,564)	(134)	(990)
Cumulative effect of accounting change	—	—	—	292
Change in net gain/loss on cash-flow hedging instruments	226	(109)	195	(50)
Foreign currency translation adjustments	(49)	(15)	(67)	(18)

Total other comprehensive income (loss)	729	(1,688)	(6)	(766)

Total comprehensive income (loss)	$1,331	$(1,255)	$1,262	$235

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2005	2004
	(Unaudited)
Operating Activities
Net income	$1,268	$1,001
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,534	1,367
Additions to deferred policy acquisition costs and present value of future profits	(2,060)	(1,909)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	218	(387)
Reinsurance recoverables	265	424
Receivables	(50)	(543)
Payables and accruals	(382)	(379)
Accrued and deferred income taxes	303	680
Net realized capital gains	(111)	(196)
Net increase in equity securities, held for trading	(5,527)	(2,759)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	5,568	3,072
Depreciation and amortization	212	198
Cumulative effect of accounting change, net of tax	—	23
Other, net	191	39

Net cash provided by operating activities	1,429	631

Investing Activities
Purchase of available-for-sale investments	(19,783)	(11,498)
Sale of available-for-sale investments	16,339	9,350
Maturity of available-for-sale investments	1,661	2,478
Purchase price adjustment of business acquired	—	(58)
Additions to property and equipment, net	(116)	(77)

Net cash provided by (used for) investing activities	(1,899)	195

Financing Activities
Repayment of short-term debt, net	—	(477)
Issuance of long-term debt	—	197
Repayment/maturity of long-term debt	(250)	(450)
Issuance of common stock in underwritten offering	—	411
Net receipts (disbursements) from investment and universal life-type contracts credited to policyholder accounts	584	(227)
Dividends paid	(172)	(160)
Return of shares under incentive stock compensation plans	(1)	—
Proceeds from issuance of shares under incentive and stock compensation plans	213	115

Net cash provided by (used for) financing activities	374	(591)

Foreign exchange rate effect on cash	(25)	(2)

Net increase (decrease) in cash	(121)	233
Cash — beginning of period	1,148	462

Cash — end of period	$1,027	$695

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:

Income taxes	$211	$44
Interest	$125	$127
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
The accompanying condensed consolidated financial statements and notes as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2004 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Consolidation
The condensed consolidated financial statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIE”) in which the Company is the primary beneficiary. Entities in which The Hartford does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Specifically, the Company reclassified amounts assessed against certain contractholder balances during the three and six months ended June 30, 2004 from net investment income to fee income.
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
Stock-Based Compensation
In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”. All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. If the fair value method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005 and 2004, the effect on net income and earnings per share would have been immaterial. (For further discussion of the Company’s stock compensation plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.)
Income Taxes
The effective tax rate for the three months ended June 30, 2005 and 2004 was 27% and 25%, respectively. The effective tax rate for the six months ended June 30, 2005 and 2004 was 27% and 27%, respectively. The principal causes of the difference between the effective

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
1. Basis of Presentation and Accounting Policies (continued)
rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividend received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, as well as the utilization of capital loss carry forwards at the mutual fund level.
Future Adoption of Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In April 2005, the Securities and Exchange Commission deferred the required effective date for adoption to annual periods beginning after June 15, 2005. As disclosed in Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 10-K Annual Report, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$602	297.1	$2.03	$1,268	296.0	$4.28

Diluted Earnings per Share
Stock compensation plans	—	3.1		—	3.1
Equity units	—	3.7		—	3.5

Net income available to common shareholders plus assumed conversions	$602	303.9	$1.98	$1,268	302.6	$4.19

	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common shareholders	$433	292.3	$1.48	$1,001	291.1	$3.44

Diluted Earnings per Share
Stock compensation plans	—	3.0		—	3.1
Equity units	—	2.2		—	2.0

Net income available to common shareholders plus assumed conversions	$433	297.5	$1.46	$1,001	296.2	$3.38

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
Upon exercise of outstanding options, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise. Similarly, upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares are added to the Company’s issued and outstanding shares. Accordingly, assuming The Hartford’s common stock price exceeds $56.875 per share and assuming operation of the equity unit purchase contracts in the ordinary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2. Earnings Per Share (continued)
course, on August 16, 2006, 12.1 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. Additionally, assuming The Hartford’s common stock price exceeds $57.645 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on November 16, 2006, 5.7 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. For further discussion of the Company’s equity units offerings, see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 10-K Annual Report.
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
Life is organized into four reportable operating segments: Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. Life includes in an Other category its international operations, which are primarily located in Japan and Brazil; as well as Life Corporate, which includes net realized capital gains and losses other than net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in the Retail segment in net realized capital gains and losses.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates the performance of its segments based on revenues, net income and the segment’s return on allocated capital. Life charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and its operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each Life operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in the Other category. Those net realized capital gains and losses that are related to changes in interest rates are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s net investment income, with an offsetting adjustment in the Other category. Credit related net capital losses are retained by the Other category. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through net investment income. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses.
The increase (decrease) on net investment income of the segments for allocated realized gains and losses and the credit-risk fees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Retail Products Group
Realized gains (losses)	$9	$3	$19	$9
Credit risk fees	(7)	(6)	(14)	(12)
Institutional Solutions Group
Realized gains (losses)	5	3	10	6
Credit risk fees	(6)	(6)	(13)	(12)
Individual Life
Realized gains (losses)	3	1	6	2
Credit risk fees	(1)	(2)	(3)	(3)
Group Benefits
Realized gains (losses)	4	3	5	5
Credit risk fees	(4)	(2)	(5)	(4)
Other
Realized gains (losses)	(21)	(10)	(40)	(22)
Credit risk fees	18	16	35	31

Total	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Segment Information (continued)
Life’s revenues are primarily derived from customers within the United States. Life’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States.
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended June 30, 2005 and 2004, AARP accounted for earned premiums of $579 and $536, respectively, in Personal Lines. For the six months ended June 30, 2005 and 2004, AARP accounted for earned premiums of $1,139 and $1,056, respectively, in Personal Lines.For further discussion of the types of products offered by each segment, see Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.
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
Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Life
Retail Products Group	$848	$764	$1,685	$1,527
Institutional Solutions Group	465	434	889	876
Individual Life	260	252	522	506
Group Benefits	1,048	1,000	2,094	2,004
Other	406	194	817	789

Total Life [1]	3,027	2,644	6,007	5,702

Property & Casualty
Ongoing Operations
Earned premiums and other revenues
Business Insurance	1,197	1,060	2,347	2,079
Personal Lines	943	896	1,862	1,760
Specialty Commercial	554	500	1,101	895

Total Ongoing Operations earned premiums and other revenues	2,694	2,456	5,310	4,734
Other Operations earned premiums	(1)	14	2	26
Net investment income	328	295	665	606
Net realized capital gains	—	27	48	98

Total Property & Casualty	3,021	2,792	6,025	5,464

Corporate	9	8	16	10

Total revenues	$6,057	$5,444	$12,048	$11,176

[1]	Amounts include net realized capital gains (losses) of $(16) and $26 for the three months ended June 30, 2005 and 2004, respectively. Amounts include net realized capital gains of $65 and $102 for the six months ended June 30, 2005 and 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Segment Information (continued)
Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Life
Retail Products Group	$136	$128	$292	$235
Institutional Solutions Group	32	28	72	56
Individual Life	39	37	78	70
Group Benefits	64	48	123	95
Other [1]	5	28	2	94

Total Life	276	269	567	550

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	141	97	259	322
Personal Lines	188	75	315	181
Specialty Commercial	5	29	45	(81)

Total Ongoing Operations underwriting results	334	201	619	422
Other Operations underwriting results	(110)	(214)	(138)	(279)

Total Property & Casualty underwriting results	224	(13)	481	143
Net servicing and other income [2]	15	21	28	30
Net investment income	328	295	665	606
Other expenses	(39)	(60)	(99)	(128)
Net realized capital gains	—	27	48	98
Income tax expense	(159)	(67)	(337)	(205)

Total Property & Casualty	369	203	786	544

Corporate	(43)	(39)	(85)	(93)

Net income	$602	$433	$1,268	$1,001

[1]	The six months ended June 30, 2005 reflects a charge of $66 to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office and directed brokerage by the SEC as discussed in Note 7.

[2]	Net of expenses related to service business.
4. Investments and Derivative Instruments

	June 30, 2005				December 31, 2004
						Gross
	Amortized	Gross	Gross	Fair	Amortized	Unrealized	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value	Cost	Gains	Unrealized Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,906	$77	$(77)	$7,906	$7,446	$95	$(72)	$7,469
Commercial mortgage-backed securities (“CMBS”)
Agency backed	72	2	(1)	73	71	2	(1)	72
Non-agency backed	11,833	428	(35)	12,226	11,235	473	(32)	11,676
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,007	11	(3)	1,015	1,138	11	(3)	1,146
Non-agency backed	103	—	—	103	80	1	—	81
Corporate	33,290	2,263	(127)	35,426	31,826	2,444	(117)	34,153
Government/Government agencies
Foreign	1,372	115	(4)	1,483	1,648	153	(5)	1,796
United States	811	44	(7)	848	1,116	22	(6)	1,132
Mortgage-backed securities (“MBS”)
Agency backed	3,506	30	(11)	3,525	2,774	29	(4)	2,799
States, municipalities and political subdivisions	10,794	832	(2)	11,624	10,589	760	(12)	11,337
Redeemable preferred stock	40	2	—	42	36	3	—	39
Short-term investments	2,283	—	—	2,283	3,400	—	—	3,400

Total fixed maturities	$73,017	$3,804	$(267)	$76,554	$71,359	$3,993	$(252)	$75,100

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments and Derivative Instruments (continued)
Investment Management Activities
In June 2005, Hartford Investment Management Company (“HIM”) issued and will serve as collateral manager for a synthetic collateralized loan obligation (“CLO”), which invests in senior secured bank loans through total return swaps (“referenced bank loan portfolio”). The CLO issued approximately $100 of notes and preferred shares (“CLO issuance”), approximately $85 of which was issued to third party investors. The proceeds from the CLO issuance were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolio swap counterparties. Investors in the CLO issuance receive the net proceeds from approximately a $600 notional referenced bank loan portfolio. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolio are borne by the CLO issuance investors through the total return swaps. The Company’s investment in the CLO is $15, which is its maximum exposure to loss. The third party investors in the CLO have recourse only to the VIE assets and not to the general credit of the Company.
Pursuant to the requirements of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”), the Company has concluded that the CLO is a variable interest entity (“VIE”), however, the Company is not the primary beneficiary and accordingly is not required to consolidate the VIE. The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIE. The qualitative considerations included the Company’s co-investment in relation to the total CLO issuance. The quantitative analysis included calculating the variability of the CLO issuance based upon statistical techniques utilizing historical normalized default and recovery rates for the average credit quality of the initial referenced bank loan portfolio.
Including this issuance, total HIM managed CLO bank loan portfolios were $1.5 billion as of June 30, 2005.
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
Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	June 30, 2005		December 31, 2004
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$341	$—	$196	$—
Reinsurance recoverables	—	46	—	67
Other policyholder funds and benefits payable	59	—	129	—
Fixed maturities	—	—	4	—
Other liabilities	—	344	—	590

Total	$400	$390	$329	$657

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments and Derivative Instruments (continued)
The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2005 and December 31, 2004. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2005		December 31, 2004
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$7,971	$(140)	$7,779	$(442)
Fair value hedge	1,764	—	1,113	(2)
Net investment hedge	408	14	401	(23)
Other investment and risk management activities	52,852	136	46,985	139

Total	$62,995	$10	$56,278	$(328)

The increase in notional amount since December 31, 2004 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and new hedging strategies. The increase in net fair value of derivative instruments since December 31, 2004 was primarily due to the strengthening of the U.S. dollar in comparison to foreign currencies, the increase in equity market volatility and the decrease in long-term interest rates.
The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. (For further discussion, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.)
During the six months ended June 30, 2005, the Company entered into interest rate swap agreements with a combined notional and fair value of $156 and $0, respectively, to hedge the variability in certain variable rate Life issued investment contracts. These swaps convert the variable liability payment (e.g., based off of the Consumer Price Index) to a variable rate, London-Interbank Offered Rate (“LIBOR”), to better match the cash receipts earned from the supporting investment portfolio. As of June 30, 2005, the notional value of the swap agreements designated as cash flow hedges were $75 with an additional notional value of $81 associated with swap agreements classified within other investment and risk management activities.
During the six months ended June 30, 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of June 30, 2005, the notional and fair value for these contracts was $872 and $40, respectively, and the net gain, after-tax, from these contracts was $3 and $6 for the three and six months ended June 30, 2005, respectively.
The total notional amount of derivative contracts purchased to hedge the in-force GMWB exposure, as of June 30, 2005 and December 31, 2004, was $4.1 billion and $3.1 billion, respectively, with an associated net fair value of $154 and $108, respectively. Net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges. For the three months ended June 30, 2005 and 2004, the net effect was a net gain of $0 and $4, after-tax, respectively. For the six months ended June 30, 2005 and 2004, the net effect was a net gain of $5 and $3, after-tax, respectively.
Throughout 2005, the Company managed the yen currency risk associated with the yen denominated individual fixed annuity product (“yen fixed annuities”) with pay fixed U.S. dollars receive fixed yen zero coupon currency swaps (“fixed currency swaps”). In June 2005, the fixed currency swaps, with a notional value of $1.2 billion, were closed or restructured. During June 2005, the Company entered into pay variable U.S. dollar receive fixed yen zero coupon currency swaps (“currency swaps”) associated with the yen fixed annuities. As of June 30, 2005, the notional value and fair value of the currency swaps were $1.4 billion and $(62), respectively. The currency swaps in a loss position as of June 30, 2005, were restructured fixed currency swaps. A net loss of $34 and $17, after-tax, for the three and six months ended June 30, 2005, respectively, which includes the changes in value of the currency swaps, the fixed currency swaps and the yen fixed annuity contract re-measurement, was recorded in net realized capital gains and losses.
Certain U.S. denominated fixed rate securities that back the yen fixed annuities were swapped to LIBOR via interest rate swaps. As of June 30, 2005, the interest rate swaps that qualified for fair value hedge accounting treatment had a notional value of $564 and an immaterial fair value.
For the three and six months ended June 30, 2005, gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were immaterial. For the three and six months ended June 30, 2005, the Company’s after-tax net loss representing hedge ineffectiveness on cash flow hedges was $2 and $4, respectively. For the three and six months ended June 30, 2004, the Company’s net gains and losses representing the total ineffectiveness of all fair value and net investment hedges were less than $1. For

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments and Derivative Instruments (continued)
the three and six months ended June 30, 2004, the Company recorded a net loss due to ineffectiveness on cash flow hedges of $3, after-tax, primarily associated with interest rate swap hedges.
The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of operations. For the three months ended June 30, 2005 and 2004, the Company recognized an after-tax net loss of $56 and $11, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment. For the six months ended June 30, 2005 and 2004, the Company recognized an after-tax net loss of $45 and gain of $28, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment.
As of June 30, 2005, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $3. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is twenty-four months. For the three months and six months ended June 30, 2005 and 2004, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2005	2004

Balance, January 1	$7,438	$6,624
Capitalization	1,053	971
Amortization — Deferred Policy Acquisitions Costs	(528)	(446)
Amortization — Present Value of Future Profits	(20)	(20)
Amortization — Realized Capital (Gains)/Losses	(18)	(12)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(82)	(43)

Balance, June 30	$7,843	$7,074

Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2005	2004

Balance, January 1	$1,071	$975
Capitalization	1,010	938
Amortization — Deferred Policy Acquisition Costs	(986)	(901)

Balance, June 30	$1,095	$1,012

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

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance as of January 1, 2005	$174	$28
Incurred	67	14
Paid	(78)	—
Currency translation adjustment	—	(3)

Liability balance as of June 30, 2005	$163	$39

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $64 as of January 1, 2005 and $48 as of June 30, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6.	Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance upon adoption – as of January 1, 2004	$217	$8
Incurred	64	9
Paid	(85)	(1)

Liability balance as June 30, 2004	$196	$16

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $108 upon adoption of SOP 03-1 and $92 as of June 30, 2004.
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Reserves for Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claims Adjustment Expenses on the Company’s statement of operations. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.
The following table provides details concerning GMDB and GMIB exposure at June 30, 2005 and comparative totals at December 31, 2004:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$57,915	$6,388	$690	64
With 5% rollup [2]	3,997	603	112	62
With Earnings Protection Benefit Rider (EPB) [3]	5,143	214	45	60
With 5% rollup & EPB	1,431	123	21	61

Total MAV	68,486	7,328	868	62
Asset Protection Benefit (APB) [4]	21,396	28	16	61
Ratchet [5] (5 years)	34	2	—	66
Reset [6] (5-7 years)	7,569	606	606	64
Return of Premium [7]/Other	8,530	71	71	49

Subtotal U.S. Guaranteed Minimum Death Benefits	106,015	8,035	1,561	62
Japan Guaranteed Minimum Death and Income Benefit [8]	18,440	63	63	67

Total at June 30, 2005	$124,455	$8,098	$1,624

Total at December 31, 2004	$120,379	$8,259	$1,636

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining balance related to the Japan GMIB was $11.4 billion and $7.3 billion as of June 30, 2005 and December 31, 2004.
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
As of June 30, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $59 and $129, respectively. During the three months ended June 30, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(64) and $55, respectively. During the six months ended June 30, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(44) and $27, respectively. There were no payments made for the GMWB during the three and six months ended June 30, 2005 and 2004.
As of June 30, 2005 and December 31, 2004, $11.5 billion, or 34%, and $11.7 billion, or 39%, respectively, of account value representing all of the contracts written before July 2003, with the GMWB feature was reinsured and $21.8 billion, or 66%, and $18.1 billion, or 61%, respectively, was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established a hedging-based risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of June 30, 2005 and December 31, 2004 was $29.1 billion and $25.4 billion, respectively.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; improper fee arrangements in connection with mutual funds; and unfair settlement practices in connection with the settlement of asbestos claims. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Three putative class actions filed in the same court on behalf of participants in the Company’s 401(k) plan, alleging that the Company and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company recently was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Company has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to cooperate fully with these regulators in these matters.
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations related to market timing. The Company continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Company’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company’s ability to restrict transfers by these owners is limited. In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.
The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company continues to cooperate fully with the SEC with respect to these matters.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Commitments and Contingencies (continued)
On May 24, 2005, the Company received a subpoena from the Connecticut Attorney General’s Office seeking information about the Company’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, the Company received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of the Company’s variable annuity products, or exchanges of other products for the Company’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. The Company is cooperating fully with the New York Attorney General’s Office in this matter.
The Company has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to the Company’s group annuity products. These subpoenas seek information about how various group annuity products are sold, how the Company selects mutual funds offered as investment options in certain group annuity products, and how brokers selling the Company’s group annuity products are compensated. On July 14, 2005, the Company received an additional subpoena from the Connecticut Attorney General’s Office concerning the Company’s structured settlement business. This subpoena requests information about the Company’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Company is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.
Other
During the second quarter of 2005, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.
8. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the six months ended June 30, 2005 and 2004 include the following components:

	Pension		Other Postretirement
	Benefits		Benefits
	2005	2004	2005	2004

Service cost	$58	$50	$6	$7
Interest cost	91	85	16	14
Expected return on plan assets	(109)	(100)	(5)	(4)
Amortization of prior service cost	(7)	(6)	(13)	(12)
Amortization of unrecognized net losses	36	23	3	4

Net periodic benefit cost	$69	$52	$7	$9

Employer Contributions
On April 15, 2005, the Company, at its discretion, made a $200 contribution into the U.S. qualified defined benefit plan (the “Plan”). The Company’s 2005 required minimum funding contribution is immaterial.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2005, compared with December 31, 2004, and its results of operations for the three and six months ended June 30, 2005, compared to the equivalent 2004 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2004 Form 10-K Annual Report.
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

INDEX

Overview	21
Critical Accounting Estimates	23
Consolidated Results of Operations	25
Life	27
Retail Products Group	31
Institutional Solutions Group	32
Individual Life	33
Group Benefits	34
Property & Casualty	35
Business Insurance	42
Personal Lines	44
Specialty Commercial	46
Other Operations (Including Asbestos and Environmental Claims)	48
Investments	52
Investment Credit Risk	57
Capital Markets Risk Management	61
Capital Resources and Liquidity	63
Accounting Standards	68

OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments.
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 27. For further overview of Property & Casualty’s profitability and analysis, see page 35.

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
There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Company has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to cooperate fully with these regulators in these matters.
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations related to market timing. The Company continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Company’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company’s ability to restrict transfers by these owners is limited. In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.
The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company continues to cooperate fully with the SEC with respect to these matters.
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

On May 24, 2005, the Company received a subpoena from the Connecticut Attorney General’s Office seeking information about the Company’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, the Company received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of the Company’s variable annuity products, or exchanges of other products for the Company’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. The Company is cooperating fully with the New York Attorney General’s Office in this matter.
The Company has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to the Company’s group annuity products. These subpoenas seek information about how various group annuity products are sold, how the Company selects mutual funds offered as investment options in certain group annuity products, and how brokers selling the Company’s group annuity products are compensated. On July 14, 2005, the Company received an additional subpoena from the Connecticut Attorney General’s Office concerning the Company’s structured settlement business. This subpoena requests information about the Company’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Company is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.
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
Life Deferred Policy Acquisition Costs and Present Value of Future Profits
Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At June 30, 2005 and December 31, 2004, the carrying value of Life’s DAC was $7.8 billion and $7.4 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.
DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits that vary from management’s estimates result in increases or decreases in the rate of amortization, commonly referred to as a true-up, which are recorded in the current period. The true-up recorded for the three months ended June 30, 2005 and 2004 was an increase (decrease) to amortization of $7 and $(8), respectively. The true-up recorded for the six months ended June 30, 2005 and 2004 was an increase to amortization of $15 and $5, respectively.

Life regularly evaluates its estimates of future gross profits combined with actual gross profits earned to date to determine if actual experience or other evidence suggests that those earlier estimates of future gross profits should be revised. In the event that Life were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to Life’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the six months ended June 30, 2005 and 2004. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for the six months ended June 30, 2005 and 2004.
Life had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of June 30, 2005, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, Life does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of June 30, 2005 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, Life has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account assets decline by 18% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.
Additionally, Life continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at June 30, 2005. If the Company assumed a 9% average long-term rate of growth from June 30, 2005 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $30-$35, after-tax. If, instead, the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $55-$60, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.
Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. Life’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,191 on June 30, 2005), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. Life tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, Life routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2005, Life believed variable annuity separate account assets could fall by at least 35% before portions of its DAC asset would be unrecoverable.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Earned premiums	$3,625	$3,323	9%	$7,131	$6,504	10%
Fee income	963	841	15%	1,915	1,666	15%
Net investment income	1,370	1,110	23%	2,663	2,588	3%
Other revenues	116	118	(2%)	228	222	3%
Net realized capital gains (losses)	(17)	52	NM	111	196	(43%)

Total revenues	6,057	5,444	11%	12,048	11,176	8%

Benefits, claims and claim adjustment expenses	3,446	3,288	5%	6,801	6,585	3%
Amortization of deferred policy acquisition costs and present value of future profits	762	688	11%	1,534	1,367	12%
Insurance operating costs and expenses	804	666	21%	1,519	1,358	12%
Interest expense	64	62	3%	127	128	(1%)
Other expenses	154	163	(6%)	326	343	(5%)

Total benefits, claims and expenses	5,230	4,867	7%	10,307	9,781	5%

Income before income taxes and cumulative effect of accounting change	827	577	43%	1,741	1,395	25%
Income tax expense	225	144	56%	473	371	27%

Income before cumulative effect of accounting change	602	433	39%	1,268	1,024	24%

Cumulative effect of accounting change, net of tax	—	—	—	—	(23)	100%

Net income	$602	$433	39%	$1,268	$1,001	27%

The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended June 30, 2005 compared to the three months ended June 30, 2004:
Net income increased $169 for the three months ended June 30, 2005 compared with the prior year period. The increase was primarily due to the following:
•	An increase in Property & Casualty net income of $166, driven by improved underwriting results, increased net investment income and a reduction in other expenses, partially offset by a decrease in net realized capital gains.

•	An increase in net income for the Group Benefits segment of $16, primarily driven by a reduction in the loss ratio.
Total revenues increased $613 for the three months ended June 30, 2005 compared with the prior year period. The increase was primarily due to the following:
•	An increase of $302 in earned premiums driven primarily by new business growth outpacing non-renewals in the Business insurance segment, growth in the AARP and Agency business units of Personal Lines and sales growth in the Group Benefits segment.

•	An increase of $260 in net investment income, driven primarily by a $202 increase in net investment income on the Company’s trading securities portfolio.
Six months ended June 30, 2005 compared to the six months ended June 30, 2004:
Net income increased $267 for the six months ended June 30, 2005 compared with the prior year period. The increase was primarily due to the following:
•	An increase in Property & Casualty net income of $242, driven primarily by improved underwriting results in the Personal Lines and Specialty Commercial segments and increased net investment income.

•	An increase in net income for the Retail Products Group segment of $57, driven primarily by increased fee income from higher assets under management and the effect on 2004 results of the adoption of Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, (“SOP 03-1”).

•	An increase in net income for the Group Benefits segment of $28, driven primarily by higher net investment income and favorable loss and expense ratios.
Partially offsetting the increase was:
•	A charge of $66 recorded in Life to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office and directed brokerage by the SEC.

Total revenues increased $872 for the six months ended June 30, 2005 compared with the prior year period. The increase was primarily due to the following:
•	An increase of $627 in earned premiums primarily driven by new business growth outpacing non-renewals in the prior six to twelve months for the Business Insurance and Personal Lines segments. Also contributing to the increase was a $195 increase in earned premiums for Specialty Commercial primarily due to a $90 reduction in earned premiums for retrospectively rated polices during the first six months of 2004 and a $77 increase in earned premium for a single alternative markets insured program.
•	An increase of $249 in fee income primarily driven by improved individual annuity assets under management in the United States and Japan.
Income Taxes
The effective tax rate for the three months ended June 30, 2005 and 2004 was 27% and 25%, respectively. The effective tax rate for the six months ended June 30, 2005 and 2004 was 27% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate accounts dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, as well as the utilization of capital loss carry forwards at the mutual fund level.
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
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”), and the Other Operations segment.
For a further description of each operating segment, see Note 3 of Notes to Consolidated Financial Statements and the Business section included in The Hartford’s 2004 Form 10-K Annual Report.
Segment Results
The following is a summary of net income for each of the Company’s Life segments and aggregate net income for the Company’s Property & Casualty operations.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Net Income (Loss)	2005	2004	Change	2005	2004	Change

Life
Retail Products Group	$136	$128	6%	$292	$235	24%
Institutional Solutions Group	32	28	14%	72	56	29%
Individual Life	39	37	5%	78	70	11%
Group Benefits	64	48	33%	123	95	29%
Other	5	28	(82%)	2	94	(98%)

Total Life	276	269	3%	567	550	3%
Total Property & Casualty	369	203	82%	786	544	44%
Corporate	(43)	(39)	(10%)	(85)	(93)	9%

Total net income	$602	$433	39%	$1,268	$1,001	27%

The Property & Casualty segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, income from servicing businesses, other expenses, and related income taxes is net income (loss).

The following is a summary of Property & Casualty underwriting results by segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Results (before-tax)	2005	2004	Change	2005	2004	Change

Business Insurance	$141	$97	45%	$259	$322	(20%)
Personal Lines	188	75	151%	315	181	74%
Specialty Commercial	5	29	(83%)	45	(81)	NM
Other Operations	(110)	(214)	49%	(138)	(279)	51%

LIFE
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
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors see the MD&A in The Hartford’s 2004 Form 10-K Annual Report.
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

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product/Key Indicator Information	2005	2004	2005	2004

United States Variable Annuities
Account value, beginning of period	$98,071	$90,386	$99,617	$86,501
Net flows	(59)	1,668	347	3,853
Change in market value and other	1,735	450	(217)	2,150

Account value, end of period	$99,747	$92,504	$99,747	$92,504

Retail Mutual Funds
Assets under management, beginning of period	$24,949	$21,888	$25,240	$20,301
Net sales	322	624	703	1,679
Change in market value and other	687	222	15	754

Assets under management, end of period	$25,958	$22,734	$25,958	$22,734

Individual Life Insurance
Variable universal life account value, end of period	$5,433	$4,934	$5,433	$4,934
Total life insurance inforce, end of period	$144,151	$134,420	$144,151	$134,420

S&P500 Index
Period end closing value	1,191	1,141	1,191	1,141
Daily average value	1,182	1,123	1,187	1,128

Japan Annuities
Account value, end of period	$19,726	$9,277	$19,726	$9,277

•	The increase in U.S. variable annuity assets under management and account values can be attributed to market growth and net flows over the past four quarters, with most of the market growth occurring in the fourth quarter of 2004.

•	Net flows and net sales for the U.S. variable annuity and retail mutual fund businesses, respectively, have slowed. In particular, variable annuity net flows were impacted due to lower sales levels and higher surrenders due to increased competition.

•	The change in the market value will be based on market conditions.

•	Japan annuity account values continue to grow as a result of strong sales.

Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract and therefore management evaluates performance of these products based on the spread between net investment income and interest credited. In addition, insurance type contracts such as those sold by the Group Benefits segment collect and invest premiums (discussed below) for protection from losses specified in the particular insurance contract.
•	Net investment income and interest credited on general account assets in Other increased for the three months ended June 30, 2005 and decreased for the six months ended June 30, 2005 due to the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in the Retail Products Group declined for the three and six months ended June 30, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Investor Notes program and was partially offset by surrenders in the private placement life insurance (“PPLI”) business.
Premiums
As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. Sales are an indicator of future premium growth.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Group Benefits	2005	2004	2005	2004

Earned premiums and other considerations	$948	$906	$1,896	$1,821
Fully insured ongoing sales (excluding buyouts)	110	104	486	445

•	Earned premiums for the six months ended June 30, 2005 included $25 in buyout premiums compared to $0 in the prior year period.
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Retail Products Group	2005		2004		2005		2004

Expense ratio, annualized (individual annuity)	19.3	bps	18.3	bps	18.4	bps	18.5	bps
DAC amortization ratio (individual annuity)	48.4%		49.8%		49.2%		50.6%

Individual Life

Death benefits	$63		$61		$129		$128

Group Benefits

Loss ratio (excluding buyout premiums)	73.4%		76.2%		74.5%		75.5%
Expense ratio (excluding buyout premiums)	27.8%		27.2%		27.2%		27.6%

•	Individual annuity’s expense ratio for the six months ended June 30, 2005 continued to benefit from the Company’s economies of scale in the variable annuity’s business. Additionally, individual annuity’s expense ratio continues to be one of the lowest ratios of general insurance expenses as a percent of assets under management in the industry, holding steady at 18-20 bps of average account value. The increases for the three months ended June 30, 2005 are primarily non-recurring costs incurred related to organizational changes.

•	The ratio of Individual Annuity DAC amortization over income before taxes and DAC improved for both the three and six months ended June 30, 2005 as a result of a lower amount of additional deposits received on existing business.

•	The Group Benefits loss ratio, excluding buyouts, decreased due to favorable life mortality experience and improved disability experience.
Profitability
Management evaluates the rates of return various businesses can provide as a way of determining where additional capital can be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the

Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after tax margin is a key indicator of overall profitability.

	For the Three				For the Six Months
	Months Ended June 30,				Ended June 30,
Ratios	2005		2004		2005		2004

Retail Products Group
Individual annuity return on assets (“ROA”) excluding cumulative effect of accounting change	51.8	bps	44.4	bps	50.6	bps	44.6	bps
Group Benefits
After-tax margin	6.8%		5.3%		6.6%		5.2%

•	Individual Annuity’s ROA increased for the three and six months ended June 30, 2005, compared to the respective prior year periods. In particular, variable annuity fees and fixed annuity general account spreads each increased for the three and six months ended June 30, 2005 compared to the prior year period. The increase in the ROA can be attributed to the increase in account values and resulting increased fees, while the increase in MVA ROA resulted from increased spread as fixed annuity contracts were repriced upon maturity. Also contributing to both periods’ results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.

•	The improvement in the Group Benefits after-tax margin was primarily due to higher net investment income and favorable loss ratios compared to 2004.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Life Operating Summary	2005	2004	Change	2005	2004	Change

Earned premiums	$1,047	$970	8%	$2,046	$1,965	4%
Fee income	960	838	15%	1,910	1,663	15%
Net investment income [1]	1,036	810	28%	1,986	1,972	1%
Net realized capital gains (losses)	(16)	26	NM	65	102	(36%)

Total revenues	3,027	2,644	14%	6,007	5,702	5%

Benefits, claims and claim adjustment expenses [1]	1,756	1,531	15%	3,495	3,408	3%
Amortization of deferred policy acquisition costs and present value of future profits	268	233	15%	548	466	18%
Insurance operating costs and expenses	632	511	24%	1,203	1,037	16%
Other expenses	7	3	133%	13	4	NM

Total benefits, claims and expenses	2,663	2,278	17%	5,259	4,915	7%

Income before income taxes and cumulative effect of accounting change	364	366	(1%)	748	787	(5%)
Income tax expense	88	97	(9%)	181	214	(15%)

Income before cumulative effect of accounting change	276	269	3%	567	573	(1%)
Cumulative effect of accounting change, net of tax [2]	—	—	—	—	(23)	100%

Net income	$276	$269	3%	$567	$550	3%

[1]	Includes impact of mark to market effects of trading securities supporting the Japanese variable annuity business, which are classified in net investment income and corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004
Life’s net income for the three and six months ended June 30, 2005 increased compared to the respective prior year periods due to business growth in all of its segments as discussed below.
•	Net income in the Retail Products Group increased 6% and 24% for the three and six months ended June 30, 2005, respectively, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management compared to the prior year. Also contributing to both periods’ results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.

•	The Institutional Solutions Group contributed higher earnings, increasing 14% and 29% for the three and six months ended June 30, 2005, respectively, driven by higher assets under management and the recognition of a deferred gain that resulted from two leveraged COLI surrenders in the first quarter of 2005.

•	Individual Life earnings increased for both periods primarily driven by growth in account values and life insurance inforce.

•	Net income in Group Benefits increased 33% and 29% for the three and six months ended June 30, 2005, respectively, primarily due to higher net investment income, and favorable loss ratios for both periods as compared to the respective prior year periods. Additionally, net income was higher due to a favorable expense ratio for the six months ended June 30, 2005 as compared to the respective prior year period.

•	Net income for the international operations, which is included in the Other category, increased over the prior year primarily driven by the increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $19.7 billion at June 30, 2005 from $9.3 billion at June 30, 2004.
Partially offsetting these positive earnings drivers:
•	Life recorded a charge of $66 for the six months ended June 30, 2005, in the Other category, to establish reserves for regulatory matters.

•	For the three months ended June 30, 2005, Life experienced realized losses as compared to realized gains for the three months ended June 30, 2004. For the six months ended June 30, 2005, realized gains decreased by 36% as compared to the respective prior year period. See the Investments section for further discussion of investment results and related realized capital gains and losses.

•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.
Outlook
For the six months ended June 30, 2005, Life experienced strong growth in assets under management and favorable premium growth and loss ratios in Group Benefits.
•	Due to gains in the equity markets and positive net flows, assets under management grew 13% resulting in increased fee income earned on those assets. The growth and profitability of Life in the future is dependent to a large degree on the performance of the equity markets as well as its ability to attract new customers and attract and retain assets under management.

•	While variable annuity account values continue to grow within the individual annuity business, U.S. sales have decreased during the first six months of 2005 compared to 2004 due to increased sales competition particularly related to guaranteed living benefits, which is likely to continue in the future.

•	Also, contributing to Life’s performance thus far in 2005 is increased earnings in the international operations which are included in the Other category, which was primarily the result of the growth in assets under management in Life’s international operations. This growth was driven by record sales of $6.5 billion and positive net flows in Japan for the first six months of 2005, which increased assets under management to $19.7 billion at June 30, 2005 from $9.3 billion at June 30, 2004. Although Life’s international operations experienced significant growth in the first six months of 2005, the fiscal year end for the Japan business was March 31, 2005. Due to this seasonality and the possibility of increased competition, sales for the second half of the year may be lower than the first six months.

RETAIL PRODUCTS GROUP

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$592	$513	15%	$1,172	$1,019	15%
Earned premiums	(2)	(17)	88%	(16)	(31)	48%
Net investment income	256	266	(4%)	521	538	(3%)
Net realized capital gains	2	2	—	8	1	NM

Total revenues	848	764	11%	1,685	1,527	10%

Benefits, claims and claim adjustment expenses	250	259	(3%)	497	516	(4%)
Insurance operating costs and other expenses	252	180	40%	458	355	29%
Amortization of deferred policy acquisition costs and present value of future profits	181	160	13%	368	327	13%

Total benefits, claims and expenses	683	599	14%	1,323	1,198	10%

Income before income taxes and cumulative effect of accounting change	165	165	—	362	329	10%
Income tax expense	29	37	(22%)	70	75	(7%)

Income before cumulative effect of accounting change	136	128	6%	292	254	15%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(19)	100%

Net income	$136	$128	6%	$292	$235	24%

Assets Under Management, end of period

Individual variable annuity account values				$99,747	$92,504	8%
Individual fixed annuity and other account values				10,553	11,372	(7%)
Other retail products account values				7,781	5,588	39%

Total account values [2]				118,081	109,464	8%
Retail mutual fund assets under management				25,958	22,734	14%
Other mutual fund assets under management				1,579	1,163	36%

Total mutual fund assets under management				27,537	23,897	15%

Total assets under management				$145,618	$133,361	9%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004
Net income in the Retail Products Group for the three and six months ended June 30, 2005 increased compared to the respective prior year periods primarily due to increased fee income driven by improved assets under management as a result of net flows over the prior four quarters and improving market conditions in late 2004. A more expanded discussion of earnings growth can be found below.
•	Fee income in the variable annuity business increased for the three and six months ended June 30, 2005 primarily due to growth in average account values driven by improved equity markets and positive net flows. The year-over-year increase in average account values of 8% can be attributed to market appreciation of $5.3 billion over the past four quarters, with most of the growth occurring in the fourth quarter of 2004, and approximately $1.9 billion of net flows over the past four quarters. The amount of net flows has declined significantly for the three and six months ended June 30, 2005 compared to the respective prior year periods due to challenging market conditions and increased sales competition, particularly as it relates to living benefits.

•	Mutual fund fee income increased for the three and six months ended June 30, 2005 compared to the respective prior year periods due to increased assets under management driven by net sales of $1.5 billion and market appreciation of $1.8 billion during the past four quarters. Despite the increase in assets under management, the amount of net sales has declined in the three and six months ended June 30, 2005 compared to the respective prior year periods. This decrease is attributed to lower gross sales due to market competition and slightly higher redemption amounts related to higher assets under management.

•	401(k) and other retail products fee income increased for the three and six months ended June 30, 2005 compared to the respective prior year periods as a result of positive net flows of $1.6 billion over the past four quarters driven by strong sales contributing to the increase in assets under management of 36% to $8.3 billion. Total deposits and net flows increased substantially by 31% and 33%, respectively, over the prior year six month period primarily due to the expansion of wholesaling capabilities and new product offerings. Net flows continued to remain strong through the second quarter of 2005, considering the seasonality of the 401(k) business, as the majority of takeover deposits are received in the first quarter of each year.

•	The fixed annuity business contributed higher net income, excluding the cumulative effects of accounting change in 2004, due to improved investment spreads from the MVA products.

•	Also contributing to both periods’ results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.

Partially offsetting these positive earnings drivers:
•	Higher amortization of deferred acquisitions costs, which resulted from increased gross profits due to the positive earnings drivers.
•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.

INSTITUTIONAL SOLUTIONS GROUP

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income and other	$67	$76	(12%)	$134	$150	(11%)
Earned premiums	116	95	22%	200	204	(2%)
Net investment income	282	262	8%	555	519	7%
Net realized capital gains	—	1	(100%)	—	3	(100%)

Total revenues	465	434	7%	889	876	1%

Benefits, claims and claim adjustment expenses	376	357	5%	692	712	(3%)
Insurance operating costs and other expenses	31	19	63%	57	44	30%
Dividends to policyholders	3	8	(63%)	20	20	—
Amortization of deferred policy acquisition costs and present value of future profits	10	10	—	19	19	—

Total benefits, claims and expenses	420	394	7%	788	795	(1%)

Income before income taxes and cumulative effect of accounting change	45	40	13%	101	81	25%
Income tax expense	13	12	8%	29	24	21%

Income before cumulative effect of accounting change	32	28	14%	72	57	26%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(1)	(100%)

Net income	$32	$28	14%	$72	$56	29%

Assets Under Management

Institutional account values				$16,076	$13,377	20%
Governmental account values				10,054	9,445	6%
PPLI account values Variable products				23,056	21,592	7%
Leveraged COLI				1,953	2,508	(22%)

Total account values [2]				51,139	46,922	9%
Mutual fund assets under management				1,874	1,272	47%

Total assets under management				$53,013	$48,194	10%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Net Flows and Net Sales	2005	2004	Change	2005	2004	Change

Institutional	$270	$323	(16%)	$1,062	$368	189%
Governmental	7	106	(93%)	48	210	(77%)
PPLI account values	159	95	67%	(374)	183	NM
Mutual Funds net sales	252	4	NM	384	70	NM

Total Net Flows and Net Sales	$688	$528	30%	$1,120	$831	35%

Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004
Net income in the Institutional Solutions Group increased for the three and six months ended June 30, 2005 compared to the respective prior year periods primarily driven by higher earnings in the institutional and PPLI businesses. A more expanded discussion of earnings growth can be found below.
•	Earnings increased in the institutional business driven by positive net flows of $1.7 billion during the past four quarters, which resulted in higher assets under management. While the net flows were down for the three months ended June 30, 2005 compared to the prior year period, net flows for the six months ended June 30, 2005 increased $694 to $1,062 compared to the prior year period primarily as a result of the Investor Notes program, which was launched in the third quarter of 2004.

•	Additionally, net income for the institutional business increased for the three and six months ended June 30, 2005 due to favorable mortality experience on structured settlement contracts.

•	Net income for the PPLI business increased for the three and six months ended June 30, 2005 primarily due to favorable mortality experience on both the leveraged COLI and variable products. In addition, net income for the six months ended June 30, 2005 increased compared to the respective prior year period due to the recognition of a $6 after-tax deferred gain that resulted from two leveraged COLI surrenders totaling $572 in the first quarter of 2005.
Partially offsetting these positive earnings drivers were the following items:
•	An increase in insurance operating costs and other expenses of $12 for the six months ended June 30, 2005 was principally driven by experience-rated refunds occurring within the PPLI business. Additionally, increased amortization related to higher information technology expenditures supporting the Institutional segment’s business, as well as costs attributed to marketing contributed to the increase for the three and six months ended June 30, 2005.

•	Net investment income decreased in the PPLI business due to the tightening of investment spreads. The impact of the lower investment yields combined with surrenders in the first quarter of 2005 resulted in slightly lower net investment income in the second quarter of 2005.

INDIVIDUAL LIFE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$191	$181	6%	$386	$367	5%
Earned premiums	(7)	(5)	(40%)	(15)	(10)	(50%)
Net investment income	76	76	—	151	149	1%

Total revenues	260	252	3%	522	506	3%
Benefits, claims and claim adjustment expenses	120	120	—	240	245	(2%)
Insurance operating costs and other expenses	42	39	8%	82	79	4%
Amortization of deferred policy acquisition costs and present value of future profits	41	40	3%	86	79	9%

Total benefits, claims and expenses	203	199	2%	408	403	1%
Income before income taxes and cumulative effect of accounting change	57	53	8%	114	103	11%
Income tax expense	18	16	13%	36	32	13%

Income before cumulative effect of accounting change	39	37	5%	78	71	10%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(1)	100%

Net income	$39	$37	5%	$78	$70	11%

Account Values

Variable universal life insurance				$5,433	$4,934	10%
Universal life/interest sensitive whole life				3,485	3,321	5%
Modified guaranteed life and other				723	737	(2%)

Total account values				$9,641	$8,992	7%

Life Insurance Inforce

Variable universal life insurance				$69,979	$67,537	4%
Universal life/interest sensitive whole life				39,777	38,554	3%
Modified guaranteed life and other				34,395	28,329	21%

Total life insurance inforce				$144,151	$134,420	7%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004
Net income increased for the three and six months ended June 30, 2005 compared to the prior year periods due to business growth which resulted in increases in both life insurance inforce and account values. The following factors contributed to the earnings increase:
•	Driven by business growth and aging in the variable universal, universal, and interest-sensitive whole life insurance inforce, fee income increased for the three and six months ended June 30, 2005. Cost of insurance charges, a component of fee income, increased $6 and $10 for the three and six months ended June 30, 2005, respectively. Variable fee income grew $2 and $4 for the three and six months ended June 30, 2005, respectively, as favorable equity markets and increased premiums over withdrawals added to the variable universal life account value.
Partially offsetting these positive earnings drivers were the following factors:
•	Interest-sensitive products experienced lower spread income of $3 for both the three and six months ended June 30, 2005, respectively, as compared to the respective prior year periods, as a result of lower interest rate levels.
•	Amortization of DAC increased primarily as a result of higher gross margins.
•	Operating costs increased over the corresponding prior year periods as a result of business growth.

GROUP BENEFITS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Earned premiums and other	$948	$906	5%	$1,896	$1,821	4%
Net investment income	100	93	8%	198	182	9%
Net realized capital gains	—	1	(100%)	—	1	(100%)

Total revenues	1,048	1,000	5%	2,094	2,004	4%
Benefits, claims and claim adjustment expenses	696	690	1%	1,418	1,374	3%
Insurance operating costs and other expenses	257	240	7%	494	492	—
Amortization of deferred policy acquisition costs and present value of future profits	7	6	17%	14	11	27%

Total benefits, claims and expenses	960	936	3%	1,926	1,877	3%
Income before income taxes	88	64	38%	168	127	32%
Income tax expense	24	16	50%	45	32	41%

Net income	$64	$48	33%	$123	$95	29%

Earned Premiums and Other

Fully insured – ongoing premiums	$940	$897	5%	$1,852	$1,802	3%
Buyout premiums	—	—	—	25	—	—
Other	8	9	(11%)	19	19	—

Total earned premiums and other	$948	$906	5%	$1,896	$1,821	4%

Group Benefits has a block of financial institution business that is experience rated. This business comprises approximately 10% of the segment’s premiums and other considerations (excluding buyouts) and, on average, approximately 5% of the segment’s net income. Under the terms of this business the loss experience will inversely affect the commission expenses incurred.
Three months ended June 30, 2005 compared to the three months ended June 30, 2004
Net income increased primarily due to higher net investment income and a favorable loss ratio for the three months ended June 30, 2005 compared to the prior year period in 2004. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by sales (excluding buyouts) growth of 6% for the three months ended June 30, 2005.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 73%, down from 76% in the second quarter 2004 due to favorable life mortality experience as well as improved disability experience. Excluding financial institutions, the loss ratio was 77%, down from 81% in the second quarter of 2004.
     Partially offsetting the positive earnings drivers noted above were the following items:
•	The segment’s expense ratio (defined as insurance operating costs and other expenses as a percentage of premiums and other considerations excluding buyouts) increased to 28%, from 27% in the second quarter of 2004 due to higher operating expenses for the three months ended June 30, 2005 due principally to increased staffing related to growth in the business.
Six months ended June 30, 2005 compared to the six months ended June 30, 2004
Net income increased primarily due to higher net investment income and favorable loss and expense ratios for the six months ended June 30, 2005 compared to the prior year period. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by sales (excluding buyouts) growth, particularly in disability, of 9% for the six months ended June 30, 2005.
•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 75% for the six months ended June 30, 2005, down from 76% in the prior year period due to favorable life mortality experience as well as improved disability experience. Excluding financial institutions, the loss ratio was 78%, down from 80% in the prior year period.
•	The segment’s expense ratio (defined as insurance operating costs and other expenses as a percentage of premiums and other considerations excluding buyouts) decreased for the six months ended June 30, 2005 to 27%, from 28% in the prior year period. This decrease in expense ratio was primarily attributed to higher losses on the experience rated portion of the financial institution business. Excluding financial institutions, the expense ratio was 24% in both periods.

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
Profitability, including underwriting profitability, and earned premium growth are primary objectives for the Company’s Property & Casualty operations.
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
In addition to underwriting results for each segment, net income for Property & Casualty includes income from servicing business, net investment income, other expenses, net realized capital gains (losses) and related income taxes. The investment return, or yield, on Property & Casualty’s invested assets is an important element of the Company’s earnings since premiums received are invested for a period of time before loss and loss adjustment expenses are paid.
The following is a reconciliation of underwriting results to net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Underwriting results	$224	$(13)	$481	$143
Net servicing income [1]	15	21	28	30
Net investment income	328	295	665	606
Other expenses	(39)	(60)	(99)	(128)
Net realized capital gains	—	27	48	98
Income tax expense	(159)	(67)	(337)	(205)

Net income	$369	$203	$786	$544

[1] Net of expenses related to service business.
Highlights of profitability for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:
•	Net income grew $166 or 82%, driven primarily by improved underwriting results, increased net investment income and a reduction in other expenses, partially offset by a decrease in net realized capital gains.

•	Underwriting results improved $237, due primarily to a $188 reduction in unfavorable prior accident year loss reserve development, a $17 reduction in current accident year catastrophe losses and earned premium growth. The reduction in unfavorable prior accident year reserve development was primarily due to a $181 reduction in the reinsurance recoverable asset on older, long-term casualty liabilities recorded in the second quarter of 2004 and a $95 release of Personal Lines reserves recorded in the second quarter of 2005 predominantly related to allocated loss adjustment expenses on auto liability claims, partially offset by a $73 strengthening of assumed reinsurance reserves recorded in the second quarter of 2005.

•	Before catastrophes and prior accident year development, underwriting results improved by $32, or 12%, due to earned premium growth.

•	Investment income grew $33, or 11%, primarily as a result of increased cash flows from underwriting and an increase in income from limited partnership investments.

•	Other expenses decreased by $21, or 35%, due, in part, to a reduction in bad debt expense as a result of improved collection efforts in Business Insurance.

•	Net realized capital gains decreased by $27, or 100%, due to lower net realized gains on the sale of fixed maturity investments.

Highlights of profitability for the six months ended June 30, 2005 compared to the six months ended June 30, 2004:
•	Net income grew $242, or 44%, driven primarily by improved underwriting results, increased net investment income and a reduction in other expenses, partially offset by a decrease in net realized capital gains.

•	Underwriting results improved $338, due to earned premium growth, a $103 decrease in unfavorable prior accident year reserve development and the effect of a $90 earned premium reduction for retrospectively rated policies recorded in the first six months of 2004. Prior accident year reserve development during the first six months of 2004 included reserve strengthening of $190 for construction defects claims and $130 for assumed reinsurance, as well as a $181 provision related to a reduction in the reinsurance recoverable asset on older, long-term casualty liabilities, partially offset by a $395 release of September 11 reserves. Prior accident year reserve development during the first six months of 2005 primarily included reserve strengthening of $85 for assumed reinsurance and $33 for the third quarter 2004 hurricanes, partially offset by a reserve release of $95 in Personal Lines, predominantly related to allocated loss adjustment expenses on auto liability claims.

•	Before considering the $90 earned premium reduction for retrospectively rated policies in the first six months of 2004, underwriting results before catastrophes and prior accident year loss development improved by $127, or 26%, due to earned premium growth and earned pricing increases in excess of property loss cost increases for homeowners business in Personal Lines and property coverages in small commercial.

•	Investment income grew $59, or 10%, primarily as a result of increased cash flows from underwriting and an increase in income from limited partnership investments.

•	Other expenses decreased by $29, or 23%, due, in part, to a reduction in bad debt expense as a result of improved collection efforts in Business Insurance.

•	Net realized capital gains decreased by $50, or 51%, due to lower net realized gains on the sale of fixed maturity investments.
Earned premium growth
In addition to profitability, earned premium growth is an objective for Business Insurance and Personal Lines. Earned premium growth is not a specific objective for Specialty Commercial since Specialty Commercial is comprised of transactional businesses where premium writings may fluctuate based on the segment’s view of perceived market opportunity. Written premiums are earned over the policy term, which is six months for certain Personal Lines auto business and 12 months for substantially all of the remainder of the Company’s business. New business growth and premium renewal retention, which include the effect of written pricing increases (decreases), are factors that contribute to growth in written and earned premium.
The following table presents earned premiums by underwriting segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Earned premiums	2005	2004	Change	2005	2004	Change

Business Insurance	$1,197	$1,061	13%	$2,347	$2,079	13%
Personal Lines	914	861	6%	1,803	1,696	6%
Specialty Commercial	468	417	12%	933	738	26%
Other Operations	(1)	14	NM	2	26	(92%)

Total Property & Casualty earned premiums	$2,578	$2,353	10%	$5,085	$4,539	12%

Highlights of earned premiums for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004:
•	Total Property & Casualty earned premiums grew $225, or 10%, in the second quarter of 2005 and $546, or 12%, in the first six months of 2005, driven by growth in all three segments of Ongoing Operations.

•	Business Insurance and Personal Lines earned premiums grew as a result of new business growth outpacing non-renewals in the prior 6 to 12 months and the effect of modest earned pricing increases in Personal Lines and small commercial, partially offset by the effect of earned pricing decreases in middle market.

•	Business Insurance earned premium growth of $136 in the second quarter of 2005 was driven by growth of 17% in small commercial business and 9% in middle market business. Business Insurance earned premium growth of $268 in the first six months of 2005 was driven by growth of 18% in small commercial business and 8% in middle market business. The growth in small commercial business was generated from new business and renewals in both the traditional Select and Select Xpand products. The growth in middle market business was generated primarily from growth in workers’ compensation business written in 2004 and the first six months of 2005.

•	Personal Lines earned premium growth of $53 in the second quarter of 2005 and $107 in the first six months of the 2005 was driven by both Agency and AARP business, partially offset by earned premium reductions in Omni and Other Affinity business. The growth in Agency was generated largely from new business growth in homeowners and strong renewal retention in auto. The growth in AARP was generated from new business growth in auto and home and strong renewal retention in auto.

•	Specialty Commercial earned premium growth of $51 in the second quarter of 2005 was primarily driven by earned premium growth of $37 from policies on a single alternative markets insured program that will expire before the end of 2005. Specialty Commercial earned premium growth of $195 in the six month period was primarily driven by the $90 reduction in earned premiums for retrospectively rated policies during the first six months of 2004 and a $77 increase in earned premium from a single alternative markets insured program.
Outlook
Earned pricing increases have exceeded loss cost increases for both Personal Lines and small commercial business through the first six months of 2005 as favorable non-catastrophe property claim frequency has slightly outpaced unfavorable non-catastrophe property claim severity. Middle market business has also continued to experience favorable non-catastrophe property claim frequency in the first six months of 2005. Favorable property claim frequency may not continue over the remainder of 2005 and property claim severity may continue to rise. Furthermore, earned pricing is expected to be less favorable over the remainder of the year given that written pricing increases in Personal Lines and small commercial have been declining and written pricing in middle market business is decreasing. Nevertheless, for the remainder of 2005, management expects continued earned premium growth due to new business outpacing non-renewals, particularly in small commercial within Business Insurance and in Personal Lines. Furthermore, management expects continued growth in underwriting results in 2005 over 2004 due to the earned premium growth and favorable combined ratios, subject to fluctuations in catastrophe losses and prior accident year loss development, which cannot be predicted.
Unless otherwise specified, the following discussion speaks to changes for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
Total Property & Casualty

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Earned premiums	$2,578	$2,353	10%	$5,085	$4,539	12%
Net investment income	328	295	11%	665	606	10%
Other revenues [1]	115	117	(2%)	227	221	3%
Net realized capital gains	—	27	(100%)	48	98	(51%)

Total revenues	3,021	2,792	8%	6,025	5,464	10%

Benefits, claims and claim adjustment expenses
Current year	1,655	1,535	8%	3,235	3,004	8%
Prior year	33	221	(85%)	67	170	(61%)

Total benefits, claims and claim adjustment expenses	1,688	1,756	(4%)	3,302	3,174	4%
Amortization of deferred policy acquisition costs	494	455	9%	986	901	9%

Insurance operating costs and expenses	172	155	11%	316	321	(2%)
Other expenses	139	156	(11%)	298	319	(7%)

Total benefits, claims and expenses	2,493	2,522	(1%)	4,902	4,715	4%

Income before income taxes	528	270	96%	1,123	749	50%
Income tax expense	159	67	137%	337	205	64%

Net income [2]	$369	$203	82%	$786	$544	44%

Ongoing Operations Underwriting Ratios [3]
Loss and loss adjustment expense ratio
Current year	64.2	65.2	1.0	63.6	65.9	2.3
Prior year	(2.9)	0.7	3.6	(1.3)	(1.8)	(0.5)

Total loss and loss adjustment expense ratio	61.3	65.8	4.5	62.3	64.1	1.8
Expense ratio	25.6	25.6	—	25.4	26.4	1.0
Policyholder dividend ratio	0.2	—	(0.2)	0.2	0.1	(0.1)

Combined ratio	87.0	91.4	4.4	87.8	90.6	2.8
Catastrophe ratio	1.7	2.4	.7	1.8	(4.6)	(6.4)

Combined ratio before catastrophes	85.3	89.0	3.7	86.0	95.2	9.2
Combined ratio before catastrophes and prior accident year development	88.5	88.5	—	87.8	90.5	2.7

Underwriting Results
Ongoing Operations	334	201	66%	619	422	47%
Other Operations	(110)	(214)	49%	(138)	(279)	51%
Total Property & Casualty underwriting results	224	(13)	NM	481	143	NM

[1]	Represents servicing revenue.

[2]	Includes net realized capital gains, after-tax, of $0 and $16 for the three months ended June 30, 2005 and 2004, respectively, and $31 and $63 for the six months ended June 30, 2005 and 2004, respectively.

[3]	Ratios exclude Other Operations.

Three months ended June 30, 2005 compared with the three months ended June 30, 2004
Net income increased $166, or 82%, driven primarily by the following before-tax effects:
•	A $133 increase in Ongoing Operations underwriting results.

•	A $104 increase in Other Operations underwriting results, primarily due to a $98 decrease in unfavorable prior accident year loss development. Reserve development in the second quarter of 2004 included a $181 before-tax reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities. Reserve development in the second quarter of 2005 included a $73 before-tax strengthening of reserves for assumed reinsurance.

•	A $33 increase in investment income, primarily as a result of increased cash flows from underwriting and an increase in income from limited partnership investments.

•	A $17 decrease in other expenses due, in part, to a reduction in bad debt expense as a result of improved collection efforts in Business Insurance, partially offset by

•	A $27 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments.
Ongoing Operations’ before-tax underwriting results increased by $133, or 66%, with a corresponding 4.4 point improvement in the combined ratio from 91.4 to 87.0, driven by factors both increasing and decreasing the results.
Factors improving Ongoing Operations’ underwriting results and combined ratio:
•	A $27 before-tax improvement resulting from earned premium growth at a combined ratio before catastrophes and prior accident year development of less than 100.0. Earned premium growth of $240, or 10%, was primarily due to $189 of earned premium growth in Business Insurance and Personal Lines and a $37 increase in specialty casualty earned premiums from policies issued under a single, alternative markets insured program. For both Business Insurance and Personal Lines, the increase in earned premium was primarily the result of new business outpacing non-renewals over the prior 6 to 12 months and the effect of modest earned pricing increases in Personal Lines and small commercial, partially offset by the impact of earned pricing decreases in middle market.

•	A $95 before-tax reserve release in Personal Lines, predominantly related to allocated loss adjustment expenses related to auto liability claims.

•	A $15 before-tax release of allocated loss adjustment expense reserves in Business Insurance.

•	A $16 before-tax reduction in current accident year catastrophe losses.
Partially offsetting these improvements was prior accident year reserve strengthening of $20, before tax, for large deductible workers compensation reserves within Specialty Commercial.
The combined ratio before catastrophes and prior accident year development remained flat at 88.5 primarily due to earned pricing increases in Personal Lines and small commercial offset by earned pricing decreases within middle market, increases in non-catastrophe property loss costs due to increasing claim severity and shift to more workers’ compensation business which has a higher loss and loss adjustment expense ratio.
The expense ratio remained flat at 25.6 points as the impact of an estimated $15 assessment from the Citizens Property Insurance Corporation in Florida (Citizens) was largely offset by the effects of earned premium growth and a shift to workers compensation business which has lower commissions. Citizens is a company established by the State of Florida to provide personal and commercial insurance to individuals and businesses in Florida who are in high risk areas of the state and are unable to obtain insurance through the private insurance markets. The third quarter 2004 hurricanes caused a deficit in Citizens’ “high risk” account which has triggered the need for an assessment to all assessable companies that wrote premium in Florida in 2004. While the Company may recoup the assessment from Florida policyholders through surcharges that it will bill on new and renewal premium written in the future, the surcharges will not be recognized until the period in which the future premium is earned.
Six months ended June 30, 2005 compared with the six months ended June 30, 2004
Net income increased $242, or 44%, driven primarily by the following before-tax effects:
•	A $197 increase in Ongoing Operations underwriting results.

•	A $141 increase in Other Operations underwriting results as a result of a $118 decrease in unfavorable prior accident year loss development. Reserve development in the first six months of 2004 included a $181 before-tax reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities, and a $130 before-tax strengthening of assumed reinsurance reserves, partially offset by a $97 before-tax release of September 11 reserves. Reserve development in the first six months of 2005 included an $85 before-tax strengthening of assumed reinsurance reserves.

•	A $59 increase in investment income primarily as a result of increased cash flows from underwriting and an increase in income from limited partnership investments.

•	A $21 decrease in other expenses due, in part, to a reduction in bad debt expense as a result of improved collection efforts in Business Insurance, partially offset by

•	A $50 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments.

Ongoing Operations’ before-tax underwriting results increased by $197, with a corresponding 2.8 point improvement in the combined ratio from 90.6 to 87.8, driven by factors both increasing and decreasing the results.
Factors improving Ongoing Operations’ underwriting results and the combined ratio:
•	The $90 before-tax decrease in earned premium on retrospectively rated policies in Specialty Commercial recorded in the first six months of 2004.

•	A $103 improvement resulting from earned premium growth at a combined ratio less than 100.0 as well as from a decrease in the combined ratio before catastrophes and prior accident year development of 2.7 points, from 90.5 to 87.8. Before considering the earned premium adjustment, earned premium growth of $480, or 11%, was primarily due to $375 of growth from Business Insurance and Personal Lines. The growth in Business Insurance and Personal Lines was primarily because of new business growth outpacing non-renewals over the prior 6 to 12 months and the effect of modest earned pricing increases in Personal Lines and small commercial, partially offset by the impact of earned pricing decreases in middle market. Also contributing to the increase was a $77 increase in specialty casualty earned premiums from policies under a single, alternative markets insured program.

•	A $120 before-tax reserve release for allocated loss adjustment expenses in Personal Lines and Business Insurance.

•	A $19 before-tax reduction in current accident year catastrophe losses.
Partially offsetting these improvements were factors decreasing underwriting results and increasing the combined ratio:
•	Reserve strengthening of $33, before-tax, related to the third quarter 2004 hurricanes.

•	Net favorable reserve development of $83 in the first six months of 2004, including a before-tax reserve release of $298 for September 11, partially offset by before-tax reserve strengthening of $190 for construction defects claims.
Before considering the 2004 earned premium adjustment, the combined ratio before catastrophes and prior accident year development decreased slightly from 88.7 to 87.8, due to a 0.4 point improvement in the current accident year loss and loss adjustment expense ratio and a 0.5 point improvement in the expense ratio. The improvement in the current accident year loss and loss adjustment expense ratio was due, in part, to earned pricing increases in small commercial and Personal Lines, partially offset by earned pricing decreases in middle market, increasing non-catastrophe property loss costs and a shift to more workers compensation business which has a higher loss and loss adjustment expense ratio. The 0.5 point improvement in the expense ratio is attributable to the effect of increased earned premium and a reduction in contingent commissions, partially offset by an estimated $15 assessment owed to Citizens as a result of the 2004 Florida hurricanes. The reduction in contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004.
For further discussion of Other Operations underwriting results, see the Other Operations (Including Asbestos and Environmental Claims) section of the MD&A.
Ratios
For a detailed discussion of the Company’s ratios, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2004 Form 10-K Annual Report.
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
A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the three months and six months ended June 30, 2005 for Property & Casualty follows:

Three Months Ended June 30, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$6,275	$2,011	$5,594	$13,880	$7,421	$21,301
Reinsurance and other recoverables	516	178	2,115	2,809	2,269	5,078

Beginning liabilities for unpaid claims and claim adjustment expenses-net	5,759	1,833	3,479	11,071	5,152	16,223

Add provision for unpaid claims and claim adjustment expenses
Current year	722	603	330	1,655	—	1,655
Prior year	(8)	(94)	28	(74)	107	33

Total provision for unpaid claims and claim adjustment expenses	714	509	358	1,581	107	1,688
Less payments	(550)	(553)	(310)	(1,413)	(177)	(1,590)

Ending liabilities for unpaid claims and claim adjustment expenses-net	5,923	1,789	3,527	11,239	5,082	16,321
Reinsurance and other recoverables	476	142	2,017	2,635	2,148	4,783

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$6,399	$1,931	$5,544	$13,874	$7,230	$21,104

Earned premiums	$1,197	$914	$468	$2,579	$(1)	$2,578
Loss and loss expense paid ratio [1]	45.9	60.3	65.9	54.6
Loss and loss expense incurred ratio	59.6	55.6	76.7	61.3
Prior accident year development (pts.)	(0.6)	(10.3)	5.8	(2.9)

Six Months Ended June 30, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$6,057	$2,000	$5,519	$13,576	$7,753	$21,329
Reinsurance and other recoverables	474	190	2,091	2,755	2,383	5,138

Beginning liabilities for unpaid claims and claim adjustment expenses-net	5,583	1,810	3,428	10,821	5,370	16,191

Add provision for unpaid claims and claim adjustment expenses
Current year	1,411	1,180	644	3,235	—	3,235
Prior year	—	(105)	37	(68)	135	67

Total provision for unpaid claims and claim adjustment expenses	1,411	1,075	681	3,167	135	3,302
Less payments	(1,071)	(1,096)	(582)	(2,749)	(423)	(3,172)

Ending liabilities for unpaid claims and claim adjustment expenses-net	5,923	1,789	3,527	11,239	5,082	16,321
Reinsurance and other recoverables	476	142	2,017	2,635	2,148	4,783

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$6,399	$1,931	$5,544	$13,874	$7,230	$21,104

Earned premiums	$2,347	$1,803	$933	$5,083	$2	$5,085
Loss and loss expense paid ratio [1]	45.6	60.8	62.3	54.1
Loss and loss expense incurred ratio	60.2	59.6	72.9	62.3
Prior accident year development (pts.)	—	(5.8)	3.9	(1.3)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.
Ongoing Operations
During both the first and second quarters of 2005, the Company revised its estimate of the ultimate cost of allocated loss adjustment expenses, largely on accident years 2003 and 2004. These revisions resulted in a reserve release of $120 for the first six months of 2005, including $30 in the first quarter ($20 in Personal Lines and $10 in Business Insurance) and $90 in the second quarter ($75 in Personal Lines and $15 in Business Insurance). The reduction in reserve estimates for allocated loss adjustment expenses were largely the result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expense for both legal and non-legal expenses as well as improved actuarial techniques. The improved actuarial techniques included an analysis of claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses. During the second quarter of 2005, the Company also reduced its loss reserve estimate for auto liability reserves within Personal Lines by $20, primarily related to accident year 2004. Also during the second quarter, the Company revised its estimate of the ultimate cost of loss and loss adjustment expenses on certain large deductible workers compensation business within Specialty Commercial that was written from 1999 to 2001, resulting in reserve strengthening of $20.
In addition, during the first six months of 2005, the Company increased its estimate of the reserve for loss and loss adjustment expenses related to the third quarter 2004 hurricanes by a total of $33, including $19 in the first quarter and $14 in the second quarter. The main drivers of the increase were late-reported claims for condominium assessments and continued increases in the costs of building materials and contracting services. Of the $33 year-to-date 2004 hurricane reserve strengthening, $20 was in Business Insurance, $9 in Personal Lines and $4 in Specialty Commercial. Also during the first six months of 2005, the Company recorded prior accident year loss development of $15 from its participation in a number of involuntary pools.
Other Operations
The Company reviewed certain of its assumed reinsurance reserves in both the first and second quarters of 2005. As a result, the Company increased these reserves by $85 in the first six months of 2005, including $12 in the first quarter and $73 in the second quarter. The majority of the year-to-date reserve strengthening of $85 was for assumed casualty reinsurance, principally for the years 1997 through 2001. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates. In addition, during the second quarter of 2005, the Company recorded a $20 increase in its allowance for uncollectible reinsurance to reflect deterioration in the credit ratings of certain reinsurers and the Company’s opinion as to the ability of certain reinsurers to pay claims in the future.
Reinsurance Recoverables
Refer to the MD&A in The Hartford’s 2004 Form 10-K Annual Report for an explanation of Property & Casualty’s reinsurance recoverables.

BUSINESS INSURANCE

Underwriting Summary	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change

Written premiums	$1,247	$1,134	10%	$2,485	$2,270	9%
Change in unearned premium reserve	50	73	(32%)	138	191	(28%)

Earned premiums	1,197	1,061	13%	2,347	2,079	13%
Benefits, claims and claim adjustment expenses
Current year	722	634	14%	1,411	1,260	12%
Prior year	(8)	9	NM	—	(138)	100%

Total benefits, claims and claim adjustment expenses	714	643	11%	1,411	1,122	26%
Amortization of deferred policy acquisition costs	284	261	9%	564	516	9%
Insurance operating costs and expenses	58	60	(3%)	113	119	(5%)

Underwriting results	$141	$97	45%	$259	$322	(20%)

Loss and loss adjustment expense ratio
Current year	60.2	59.6	(0.6)	60.1	60.6	0.5
Prior year	(0.6)	0.8	1.4	—	(6.7)	(6.7)

Total loss and loss adjustment expense ratio	59.6	60.4	0.8	60.2	53.9	(6.3)
Expense ratio	28.4	30.0	1.6	28.6	30.2	1.6
Policyholder dividend ratio	0.2	0.4	0.2	0.2	0.4	0.2

Combined ratio	88.2	90.8	2.6	89.0	84.5	(4.5)
Catastrophe ratio	0.6	1.7	1.1	1.1	(6.7)	(7.8)

Combined ratio before catastrophes	87.6	89.1	1.5	87.9	91.2	3.3
Combined ratio before catastrophes and prior accident year development	88.2	88.3	0.1	88.3	89.3	1.0

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change

Written Premiums [1]

Small Commercial	$642	$577	11%	$1,300	$1,137	14%
Middle Market	605	557	9%	1,185	1,133	5%

Total	$1,247	$1,134	10%	$2,485	$2,270	9%

Earned Premiums [1]

Small Commercial	$609	$521	17%	$1,181	$1,002	18%
Middle Market	588	540	9%	1,166	1,077	8%

Total	$1,197	$1,061	13%	$2,347	$2,079	13%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Three and six months ended June 30, 2005 compared with the three and six months ended June 30, 2004
Earned premiums for the segment increased $136, or 13%, for the three months ended June 30, 2005 and $268, or 13%, for the six months ended June 30, 2005. The increase was primarily due to new business growth outpacing non-renewals in both small commercial and middle market over the last six months of 2004 and the first six months of 2005 and modest earned pricing increases in small commercial, partially offset by the effect of earned pricing decreases in middle market.
•	Growth in small commercial earned premium was driven by earned premium growth for Select Xpand and traditional Select business, primarily from workers’ compensation and package business. New business written premium for small commercial increased by $30 for the six months ended June 30, 2005, and remained flat for the second quarter of 2005. Most of the increase in new business for the first six months of 2005 related to workers’ compensation business. Premium renewal retention for small commercial increased from 87% to 88% for the six months ended June 30, 2005, due in part to modest written pricing increases.

•	Growth in middle market earned premium was driven primarily by written premium growth in workers’ compensation. New business written premium for middle market increased by $19 for the second quarter of 2005 and remained relatively flat for the first six months of 2005. Most of the increase in new business for the second quarter of 2005 related to workers’ compensation. Premium renewal retention for middle market decreased from 82% to 80% for the six months ended June 30, 2005 due to a decrease in retention on larger accounts and written pricing decreases, partially offset by stronger retention on smaller accounts.

For the six months ended June 30, 2005, earned pricing increased 4% for small commercial and decreased 2% for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes for the six months ended June 30, 2005 primarily reflect written pricing changes from the last six months of 2004 and the first six months of 2005.
•	Written pricing for small commercial increased 4% for the last six months of 2004 and 3% in the first six months of 2005.

•	Written pricing for middle market decreased by 2% for the last six months of 2004 and 4% in the first six months of 2005.
Underwriting results and ratios
Prior accident year development, including catastrophe loss development, affects the comparison of the loss and loss adjustment expense ratio, the combined ratio and the catastrophe ratio.
Three months ended June 30, 2005 compared with the three months ended June 30, 2004
Underwriting results increased $44, with a corresponding 2.6 point decrease in the combined ratio. The net increase in underwriting results was principally driven by the following factors:
•	A $16 improvement resulting from earned premium growth at a combined ratio less than 100.0.

•	A $15 release of prior accident year allocated loss adjustment expense reserves.

•	An $11 decrease in current accident year catastrophe losses.
The combined ratio before catastrophes and prior accident year development remained relatively flat at 88.2 points as the effect of earned pricing increases in small commercial and a 1.6 point decrease in the expense ratio were largely offset by earned pricing decreases in middle market, increasing non-catastrophe property claim costs and a shift to more workers’ compensation business which has a higher loss and loss adjustment expense ratio. While still favorable, non-catastrophe property claim costs have increased due to increasing claim severity outpacing favorable claim frequency. Contributing to the 1.6 point decrease in the expense ratio was an increase in earned premiums, a shift to workers compensation business which has lower commissions, and a reduction in 2004 contingent commissions.
Six months ended June 30, 2005 compared with the six months ended June 30, 2004
Underwriting results decreased $63, with a corresponding 4.5 point increase in the combined ratio. The net decrease in underwriting results was principally driven by the following factors:
Factors adversely affecting underwriting results:
•	An $175 release of September 11 reserves in the first six months of 2004.

•	A $20 strengthening of third quarter 2004 hurricane reserves in the first six months of 2005.
Partially offsetting these reductions were factors improving underwriting results:
•	A $52 improvement resulting from earned premium growth at a combined ratio less than 100.0 as well as from a decrease in the combined ratio before catastrophes and prior accident year development of 1.0 point, from 89.3 to 88.3.

•	A $23 increase in reserves for construction defects claims in the first six months of 2004.

•	A $23 decrease in current accident year catastrophe losses.

•	A $25 release of prior accident year reserves for allocated loss adjustment expenses.
The 1.0 point reduction in the combined ratio before catastrophes and prior accident year development was due primarily to moderate earned pricing increases in small commercial and a 1.6 point decrease in the expense ratio, partially offset by slight earned pricing decreases in middle market, slightly increasing non-catastrophe property claim costs and a shift to more workers’ compensation business which has a higher loss and loss adjustment expense ratio. Non-catastrophe property claim costs have increased as increasing claim severity has slightly outpaced improving claim frequency. Contributing to the 1.6 point decrease in the expense ratio was a $14 reduction in contingent commissions, the increase in earned premiums and a shift to more workers compensation business which has lower commissions. The $14 reduction in contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004.

PERSONAL LINES

Underwriting Summary	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change

Written premiums	$975	$945	3%	$1,839	$1,781	3%
Change in unearned premium reserve	61	84	(27%)	36	85	(58%)

Earned premiums	914	861	6%	1,803	1,696	6%
Benefits, claims and claim adjustment expenses
Current year	603	588	3%	1,180	1,121	5%
Prior year	(94)	4	NM	(105)	5	NM

Total benefits, claims and claim adjustment expenses	509	592	(14%)	1,075	1,126	(5%)
Amortization of deferred policy acquisition costs	144	125	15%	287	250	15%
Insurance operating costs and expenses	73	69	6%	126	139	(9%)

Underwriting results	$188	$75	151%	$315	$181	74%

Loss and loss adjustment expense ratio
Current year	65.9	68.1	2.2	65.4	66.1	0.7
Prior year	(10.3)	0.5	10.8	(5.8)	0.3	6.1

Total loss and loss adjustment expense ratio	55.6	68.6	13.0	59.6	66.4	6.8
Expense ratio	23.8	22.6	(1.2)	22.9	22.9	—

Combined ratio	79.4	91.3	11.9	82.5	89.4	6.9
Catastrophe ratio	2.4	3.7	1.3	2.4	2.2	(0.2)

Combined ratio before catastrophes	77.0	87.6	10.6	80.1	87.1	7.0
Combined ratio before catastrophes and prior accident year development	87.5	87.2	(0.3)	86.2	86.6	0.4

Other revenues [1]	$29	$35	(17%)	$59	$64	(8%)

[1]	Represents servicing revenues.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Written Premiums [1]	2005	2004	Change	2005	2004	Change

Business Unit
AARP	$635	$604	5%	$1,185	$1,127	5%
Other Affinity	28	33	(15%)	57	67	(15%)
Agency	267	243	10%	499	453	10%
Omni	45	65	(31%)	98	134	(27%)

Total	$975	$945	3%	$1,839	$1,781	3%

Product Line
Automobile	$720	$706	2%	$1,392	$1,355	3%
Homeowners	255	239	7%	447	426	5%

Total	$975	$945	3%	$1,839	$1,781	3%

Earned Premiums [1]

Business Unit
AARP	$579	$536	8%	$1,139	$1,056	8%
Other Affinity	31	35	(11%)	62	71	(13%)
Agency	252	225	12%	494	440	12%
Omni	52	65	(20%)	108	129	(16%)

Total	$914	$861	6%	$1,803	$1,696	6%

Product Line
Automobile	$684	$653	5%	$1,358	$1,286	6%
Homeowners	230	208	11%	445	410	9%

Total	$914	$861	6%	$1,803	$1,696	6%

Combined Ratios
Automobile	81.5	95.2	13.7	85.5	92.7	7.2
Homeowners	73.1	79.0	5.9	73.4	78.9	5.5

Total	79.4	91.3	11.9	82.5	89.4	6.9

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums
Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004
Earned premiums increased $53, or 6%, for the second quarter of 2005 and $107, or 6%, for the first six months of 2005. The increase was primarily due to earned premium growth in both AARP and Agency, partially offset by a reduction in Other Affinity and Omni.
•	AARP earned premium grew $43, or 8%, in the second quarter of 2005 and $83, or 8%, in the first six months of 2005 reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings, particularly in auto.

•	Agency earned premium grew $27, or 12%, in the second quarter of 2005 and $54, or 12%, in the first six months of 2005 as a result of continued growth of the Dimensions class plans started in 2004. Dimensions, which has been rolled out to 39 states for auto and 33 states for homeowners, allows Personal Lines to write a broader class of risks.

•	Omni earned premium decreased by $13, or 20%, in the second quarter of 2005 and $21, or 16%, for the first six months of 2005 because of a strategic decision by management to focus on more profitable non-standard auto business.
The earned premium growth in AARP and Agency was primarily due to new business written premium outpacing non-renewals over the last six months of 2004 and the first six months of 2005 and to earned pricing increases.
Auto earned premium grew $31, or 5%, in the second quarter of 2005 and $72, or 6%, in the six month period primarily from growth in AARP and Agency, offset by a decline in Omni auto business. Before considering the decline in Omni business, auto earned premium grew $44, or 8%, in the second quarter and $93, or 8%, in the six months ended June 30, 2005. Homeowners earned premium grew $22, or 11%, in the second quarter of 2005 and $35, or 9% in the first six months of 2005, due to growth in AARP and Agency business, partially offset by the decline in Other Affinity business. Consistent with the growth in earned premium, the number of policies in force has increased in auto and homeowners from 2,127,168 and 1,332,679, respectively, as of June 30, 2004 to 2,196,826 and 1,364,868, respectively, as of June 30, 2005. The growth in policies in force does not correspond directly with the growth in earned premiums due to the impact of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.
Auto new business written premium was $215 in the first six months of 2005, down $26 over the prior year, due to a decline in Agency, Omni and Other Affinity new business, partially offset by an increase in AARP new business. Homeowners new business written premium was $59 in the first six months of 2005, up $6 from the prior year, primarily due to an increase in Agency and AARP new business written premium.
Premium renewal retention for automobile decreased slightly from 89% to 87% for the six months ended June 30, 2005, due to a decrease in retention on Omni business and lower written pricing increases, partially offset by stronger retention on AARP and Agency business. Premium renewal retention for homeowners decreased from 98% to 94% for the six months ended June 30, 2005, due to declining written pricing increases and a decrease in retention on both AARP and Agency business.
Earned pricing increases for automobile of 2% in the six months ended June 30, 2005 were down from 6% in the six months ended June 30, 2004. Likewise, earned pricing increases for homeowners of 8% in six months ended June 30, 2005 were down from 12% in the six months ended June 30, 2004. The moderation in earned pricing increases in the six months ended June 30, 2005 is a reflection of a decline in written pricing increases over the previous 6 to 12 months. The decline in written pricing is primarily the result of the Company’s response to rate reduction actions taken by competitors.
•	Written pricing for automobile increased 2% over the last 6 months of 2004 but was flat over the first six months of 2005.

•	Written pricing for homeowners increased 7% over the last 6 months of 2004 and 8% over the first six months of 2005.
Underwriting results and ratios
Prior accident year loss development, including catastrophe loss development, affect the comparison of the loss and loss adjustment expense ratio, the combined ratio and the catastrophe ratio.
Three months ended June 30, 2005 compared to the three months ended June 30, 2004
Underwriting results increased $113, or 151%, with a corresponding decrease in the combined ratio from 91.3 to 79.4. The net increase in underwriting results was principally driven by the following factors:
•	A $75 reduction in prior accident year reserves for allocated loss adjustment expenses and a $20 reduction in prior accident year loss reserves, primarily related to auto liability claims.

•	A $10 decrease in current accident year catastrophe losses.
While earned premium growth of 6% also contributed to the increase in underwriting results, this was largely offset by an increase in the combined ratio before catastrophes and prior accident year development, from 87.2 to 87.5, which was driven by a 1.2 point increase in the expense ratio, partially offset by the effect of earned pricing increases. The 1.2 point increase in the expense ratio was due to an estimated $13 assessment owed to the Citizens Property Insurance Corporation as a result of the Florida 2004 hurricanes, partially offset by the effect of the growth in earned premiums.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004
Underwriting results increased $134, or 74%, with a corresponding decrease in the combined ratio from 89.4 to 82.5. The net increase in underwriting results was principally driven by the following factors:
•	A $95 reduction in prior accident year reserves for allocated loss adjustment expenses and a $20 reduction in prior accident year losses, primarily related to auto liability claims.

•	A $23 improvement resulting from earned premium growth at a combined ratio less than 100.0, as well as from a decrease in the combined ratio before catastrophes and prior accident year development of 0.4 points, from 86.6 to 86.2.
Partially offsetting these reductions was an $9 increase in prior accident year catastrophe loss reserves for the third quarter 2004 hurricanes.
The 0.4 point improvement in the combined ratio before catastrophes and prior accident year development was primarily due to earned pricing increases outpacing slight increases in non-catastrophe property loss costs. Non-catastrophe property loss costs have increased over the prior year due to increasing claim severity outpacing favorable claim frequency.

SPECIALTY COMMERCIAL

Underwriting Summary	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change

Written premiums	$500	$473	6%	$977	$899	9%
Change in unearned premium reserve	32	56	(43%)	44	161	(73%)

Earned premiums	468	417	12%	933	738	26%
Benefits, claims and claim adjustment expenses
Current year	330	302	9%	644	595	8%
Prior year	28	3	NM	37	50	(26%)

Total benefits, claims and claim adjustment expenses	358	305	17%	681	645	6%
Amortization of deferred policy acquisition costs	70	63	11%	139	124	12%
Insurance operating costs and expenses	35	20	75%	68	50	36%

Underwriting results	$5	$29	(83%)	$45	$(81)	NM

Loss and loss adjustment expense ratio
Current year	70.9	73.2	2.3	69.0	80.6	11.6
Prior year	5.8	0.6	(5.2)	3.9	6.8	2.9

Total loss and loss adjustment expense ratio	76.7	73.8	(2.9)	72.9	87.5	14.6
Expense ratio	21.7	20.4	(1.3)	21.8	23.8	2.0
Policyholder dividend ratio	0.4	(1.2)	(1.6)	0.4	(0.3)	(0.7)

Combined ratio	98.8	93.1	(5.7)	95.1	110.9	15.8
Catastrophe ratio	3.3	1.6	(1.7)	2.4	(14.5)	(16.9)

Combined ratio before catastrophes	95.5	91.5	4.0	92.7	125.4	32.7
Combined ratio before catastrophes and prior accident year development	91.0	91.7	0.7	89.5	102.9	13.4
Other revenues [1]	$86	$83	4%	$168	$157	7%

[1]	Represents servicing revenues.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Written Premiums [1]	2005	2004	Change	2005	2004	Change

Property	$75	$122	(39%)	$141	$205	(31%)
Casualty	239	182	31%	481	374	29%
Bond	59	50	18%	111	98	13%
Professional Liability	89	85	5%	165	163	1%
Other	38	34	12%	79	59	34%

Total	$500	$473	6%	$977	$899	9%

Earned Premiums [1]
Property	$72	$99	(27%)	$148	$186	(20%)
Casualty	221	163	36%	435	244	78%
Bond	52	49	6%	101	93	9%
Professional Liability	84	82	2%	166	164	1%
Other	39	24	63%	83	51	63%

Total	$468	$417	12%	$933	$738	26%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned premiums
Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004
Earned premiums for the Specialty Commercial segment grew $51, or 12%, for the second quarter and $195, or 26%, for the six months ended June 30, 2005, primarily driven by increases in casualty, bond and other, partially offset by a decrease in property.
•	Casualty earned premiums increased $58, or 36%, for the second quarter primarily due to a $37 increase in earned premium on policies under a single alternative markets insured program that will expire before the end of 2005 and because of earned pricing increases arising from written pricing increases in 2004 and the first six months of 2005. Casualty earned premiums increased $191, or 78%, for the six month period primarily due to a $90 decrease in earned premiums under retrospectively-rated policies recorded in the first six months of 2004 and a $77 increase in earned premium on the single alternative markets insured program. During both the three and six months periods ended June 30, 2005, an increase in premium renewal retention was offset by a decrease in new business growth.

•	Property earned premium decreased $27, or 27%, for the second quarter and $38, or 20%, for the six month period, primarily because of a decline in new business over the last six months of 2004 and first six months of 2005 and because of the decision made in the fourth quarter of 2004 to exit the multi-peril crop insurance (“MPCI”) business.

•	Bond earned premium grew $3, or 6%, for the second quarter and $8, or 9%, for the six month period due to new business growth in commercial and contract surety business, written pricing increases in 2004 and the first six months of 2005 and a decrease in the portion of risks ceded to outside reinsurers.

•	Professional liability earned premium remained relatively flat in both the three and six month periods as earned pricing decreases were offset by a decrease in the portion of risks ceded to outside reinsurers.

•	Within the “other” category, earned premium increased by $15, or 63%, for the second quarter and $32, or 63%, for the six month period due to increased premiums on internal reinsurance programs.
Underwriting results and ratios
Prior accident year loss development, including catastrophe loss development, and the earned premium adjustment on retrospectively rated policies recorded in the first quarter of 2004, affect the comparison of all of the underwriting ratios.
Three months ended June 30, 2005 compared to the three months ended June 30, 2004
Underwriting results decreased by $24, or 83%, with a corresponding 5.7 point increase in the combined ratio to 98.8. The net decrease in underwriting results was primarily driven by $20 of reserve strengthening on large deductible workers compensation business and a 1.3 point increase in the expense ratio.
Before catastrophes and prior accident year development, underwriting results improved by $6, with a corresponding reduction in the combined ratio from 91.7 to 91.0, as improved current accident year underwriting results for bond and casualty were partially offset by a decline in current accident year underwriting results for property. The expense ratio increased by 1.3 points, from 20.4 to 21.7, primarily due to the shift to more casualty business which has a higher expense ratio and the exit from the MPCI business, which eliminated significant expense reimbursements.
Six months ended June 30, 2005 compared to the six months ended June 30, 2004
Underwriting results increased by $126 with a corresponding 15.8 point improvement in the combined ratio to 95.1. The net increase in underwriting results was primarily driven by the following:
•	The $90 decrease in earned premiums under retrospectively rated policies in the first six months of 2004.

•	A $27 improvement in current accident year underwriting results before considering the earned premium adjustment during 2004.

•	A $13 decrease in unfavorable prior accident year loss development from 2004 to 2005. Prior accident year loss development of $50 for the first six months of 2004 included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves and strengthening in large deductible workers compensation reserves and a release in other liability reserves, each approximately $150. Prior accident year loss development in the first six months of 2005 consisted mostly of a $20 increase in reserves for large deductible workers compensation policies and $4 in reserve strengthening for the third quarter 2004 hurricanes.
Before considering the $90 decrease in earned premium under retrospectively rated policies in the first six months of 2004, underwriting results before catastrophes and prior accident year development improved $27, with a corresponding decrease in the combined ratio from 91.6 to 89.5. The improvement was due to increased current accident year underwriting results in bond and professional liability, partially offset by a decline in current accident year underwriting results in property. Before considering the $90 decrease in earned premium under retrospectively rated policies in the first six months of 2004, the expense ratio increased by 1.0 points to 21.8, primarily due to the shift to more casualty business which has a higher expense ratio and the exit from the MPCI business, which eliminated significant expense reimbursements.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change

Written premiums	$—	$(4)	100%	$2	$(5)	NM
Change in unearned premium reserve	1	(18)	NM	—	(31)	100%

Earned premiums	(1)	14	NM	2	26	(92%)
Benefits, claims and claim adjustment expenses
Current year	—	11	(100%)	—	28	(100%)
Prior year	107	205	(48%)	135	253	(47%)

Total benefits, claims and claim adjustment expenses	107	216	(50%)	135	281	(52%)
Amortization of deferred policy acquisition costs	—	6	(100%)	—	11	(100%)
Insurance operating costs and expenses	2	6	(67%)	5	13	(62%)

Underwriting results	$(110)	$(214)	49%	$(138)	$(279)	51%

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
Earned premiums continued to decline for the three and six months ended June 30, 2005 as a result of the Company’s decision to exit from the domestic assumed reinsurance business in the second quarter of 2003.
Underwriting results increased by $104 for the three months ended June 30, 2005, principally due to a $98 decrease in prior year loss development. Reserve development in the three months ended June 30, 2005 included $73 of reserve strengthening for assumed reinsurance and a $20 increase in the allowance for uncollectible reinsurance. For the comparable three-month period ended June 30, 2004, reserve development was driven by a provision of $181 for the reinsurance recoverable asset associated with older, long-term casualty liabilities.
Underwriting results increased by $141 for the six months ended June 30, 2005, principally due to a $118 decrease in prior year loss development. Reserve development in the six months ended June 30, 2005 included $85 of reserve strengthening for assumed reinsurance and a $20 increase in the allowance for uncollectible reinsurance. For the comparable six-month period ended June 30, 2004, reserve development was driven by a $181 provision for the reinsurance recoverable asset associated with older, long-term casualty liabilities and $130 of reserve strengthening for assumed reinsurance, which was partially offset by a $97 release of September 11 reserves.
Asbestos and Environmental Claims
The Company continues to receive asbestos and environmental claims. Asbestos claims relate primarily to bodily injuries asserted by people who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs.
The Company wrote several different categories of insurance contracts that may cover asbestos and environmental claims. First, the Company wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, the Company wrote excess policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, the Company acted as a reinsurer assuming a portion of those risks assumed by other insurers writing primary, excess and reinsurance coverages. Fourth, subsidiaries of the Company participated in the London Market, writing both direct insurance and assumed reinsurance business.
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
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past few years, insurers in general, including the Company, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.
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
Reserve Activity
Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental, or “all other”. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for breast implants, construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail or late-emerging liabilities. In addition, within the “all other” category of reserves, Other Operations records its allowance for future reinsurer insolvencies and disputes that might affect reinsurance collectibility associated with asbestos, environmental, and other claims recoverable from reinsurers.
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and six months ended June 30, 2005:
Other Operations Claims and Claim Adjustment Expenses

For the Three Months Ended June 30, 2005	Asbestos		Environmental	All Other [1]	Total

Beginning liability — net [2][3]	$2,386		$356	$2,410	$5,152
Claims and claim adjustment expenses incurred	4		14	89	107
Claims and claim adjustment expenses paid	(28)		(32)	(117)	(177)

Ending liability – net [2][3]	$2,362	[4]	$338	$2,382	$5,082

For the Six Months Ended June 30, 2005	Asbestos		Environmental	All Other [1]	Total

Beginning liability — net [2][3]	$2,471		$385	$2,514	$5,370
Claims and claim adjustment expenses incurred	13		14	108	135
Claims and claim adjustment expenses paid	(122)		(61)	(240)	(423)

Ending liability – net [2][3]	$2,362	[4]	$338	$2,382	$5,082

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $10 and $8, respectively, as of June 30, 2005, $11 and $8, respectively, as of March 31, 2005, and $13 and $9, respectively, as of December 31, 2004. Total net claim and claim adjustment expenses incurred in Ongoing Operations for the three and six months ended June 30, 2005 includes $2 and $5, respectively, related to asbestos and environmental claims. Total net claim and claim adjustment expenses paid in Ongoing Operations for the three and six months ended June 30, 2005 includes $3 and $9, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $4,033 and $446, respectively, as of June 30, 2005, $4,138 and $475, respectively, as of March 31, 2005, and $4,322 and $501, respectively, as of December 31, 2004.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $196 and $523, respectively, resulting in a one year net survival ratio of 12.0 and a three year net survival ratio of 4.5 (13.3 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.
The Company has been evaluating and closely monitoring assumed reinsurance reserves in Other Operations. For the years ended December 31, 2004 and December 31, 2003, the Company booked unfavorable reserve development of $170 and $129, respectively, related to assumed reinsurance. The Company reviewed certain of its assumed reinsurance reserves during the first and second quarters of 2005. Unfavorable trends continued during 2005 and, as a result, the Company increased reserves for the three and six months ended June 30, 2005 by $73 and $85, respectively. The majority of the year-to-date reserve strengthening of $85 was for assumed casualty reinsurance for the years 1997 through 2001. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information from the ceding companies. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates.
The Company also completed an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment during the second quarter of 2005. In conducting its review, the Company used its most recent detailed studies of ceded liabilities reported in the segment, including its estimate of future claims, the reinsurance arrangements in place and the years of potential reinsurance available. As part of this review, the Company also analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. As a result of the evaluation in the second quarter of 2005, the Company increased its allowance for uncollectible reinsurance by $20 to reflect deterioration in the credit ratings of certain reinsurers and the Company’s opinion as to the ability of certain reinsurers to pay claims in the future. As of June 30, 2005, the allowance for uncollectible reinsurance in Other Operations totaled $315. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates and the effect of these changes could be material to the Company’s consolidated operating results.
During the second quarter of 2005, the Company also completed an asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation indicated no change in the overall required gross or net reserves.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2005 of $2.7 billion ($2.4 billion and $346 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.1 billion to $3.2 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2004 Annual Report on Form 10-K. Due to these uncertainties, further developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company classifies its asbestos and environmental reserves into three categories: direct insurance, assumed reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of The Hartford’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.
The Company divides its direct asbestos exposures into the following categories: Major Asbestos Defendants (the “Top 70” accounts in Tillinghast’s published Tiers 1 and 2 and Wellington accounts), which are subdivided further as: structured settlements, Wellington, Other Major Asbestos Defendants; Accounts with Future Expected Exposures greater than $2.5, Accounts with Future Expected Exposures less than $2.5 and Unallocated. An account may move between categories from one evaluation to the next. For example, an account with future expected exposure of greater than $2.5 in one evaluation may be reevaluated due to changing conditions and recategorized as less than $2.5 in a subsequent evaluation or vice versa.
Structured settlements are those accounts where the Company has reached an agreement with the insured as to the amount and timing of the claim payments to be made to the insured.
The Wellington subcategory includes insureds that entered into the “Wellington Agreement” dated June 19, 1985. The Wellington Agreement provided terms and conditions for how the signatory asbestos producers would access their coverage from the signatory insurers.
The Other Major Asbestos Defendants subcategory represents insureds included in Tiers 1 and 2, as defined by Tillinghast, that are not Wellington signatories and have not entered into structured settlements with The Hartford. The Tier 1 and 2 classifications are meant to capture the insureds for which there is expected to be significant exposure to asbestos claims.
The unallocated category includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

Of the three categories of claims (direct, assumed reinsurance and London Market), direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.
Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information at the reinsurer level and adds to the uncertainty of estimating related reserves.
Estimating liabilities for London Market business is the most uncertain of the three categories of claims. As a participant in the London Market (comprised of both Lloyd’s of London and London Company Markets), certain subsidiaries of the Company wrote business on a subscription basis, with those subsidiaries’ involvement being limited to a relatively small percentage of a total contract placement. Claims are reported, via a broker, to the “lead” underwriter and, once agreed to, are presented to the following markets for concurrence. This reporting and claim agreement process makes estimating liabilities for this business the most uncertain of the three categories of claims.
The following table displays asbestos reserves and other statistics by policyholder category, as of June 30, 2005:

	Summary of Gross Asbestos Reserves
	As of June 30, 2005
						3 Year Gross
				% of	All Time	Survival
	Number of	All Time	Total	Asbestos	Ultimate	Ratio [3] [4]
	Accounts [1]	Paid [2]	Reserves	Reserves	[2]	(in years)

Major asbestos defendants [5]
Structured settlements (includes 3 Wellington accounts)	7	$335	$412	10%	$747	7.7
Wellington (direct only)	30	726	144	4%	870	4.3
Other major asbestos defendants	28	334	252	6%	586	5.3
No known policies (includes 3 Wellington accounts)	5	—	—	—	—	—
Accounts with future exposure > $2.5	91	523	1,153	29%	1,676	10.5
Accounts with future exposure < $2.5	1,007	152	135	3%	287	5.0

Unallocated [6]		1,416	703	17%	2,119

Total direct		$3,486	$2,799	69%	$6,285	4.0
Assumed reinsurance		667	811	20%	1,478	12.7
London market		429	423	11%	852	10.5

Total as of June 30, 2005		$4,582	$4,033	100%	$8,615	5.0

Total as of June 30, 2005, excluding MacArthur Settlement [7]		$3,432				9.7

[1]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2005.

[2]	“All Time Paid” represents the total payments with respect to the indicated claim type that have already been made by the Company as of the indicated balance sheet date. “All Time Ultimate” represents the Company’s estimate, as of the indicated balance sheet date, of the total payments that are ultimately expected to be made to fully settle the indicated payment type, the amount is the sum of the amounts already paid (e.g. “All Time Paid”) and the estimated future payments (e.g. the amount shown in the column labeled “Total Reserves”).

[3]	Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio presented in the above table is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio as of June 30, 2005 is computed based on total paid losses of $2,404 for the period from July 1, 2002 to June 30, 2005.

[4]	As of June 30, 2005, the one year gross paid amount for total asbestos claims is $567 resulting in a one year gross survival ratio of 7.1.

[5]	Includes 32 open accounts at June 30, 2005. Included 35 open accounts at March 31, 2004.

[6]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.

[7]	Excludes the $1.15 billion in payments for the MacArthur settlement in the first quarter of 2004.

The following table sets forth, for the three and six months ended June 30, 2005, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Other Operations Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
For the Three Months Ended June 30, 2005	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE

Gross
Direct	$75	$1	$19	$1
Assumed – Domestic	19	(4)	7	(1)
London Market	7	—	3	—

Total	101	(3)	29	—
Ceded	(73)	7	3	14

Net	$28	$4	$32	$14

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
For the Six Months Ended June 30, 2005	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE

Gross
Direct	$225	$5	$37	$1
Assumed – Domestic	27	(4)	12	(1)
London Market	35	—	5	—

Total	287	1	54	—
Ceded	(165)	12	7	14

Net	$122	$13	$61	$14

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross loss and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2005 includes $3 and $11, respectively, related to asbestos and environmental claims. Total gross loss and LAE paid in Ongoing Operations for the three and six months ended June 30, 2005 includes $4 and $15, respectively, related to asbestos and environmental claims.
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
The Company performs a regular review of its asbestos liabilities, environmental liabilities and Other Operations reinsurance recoverables at least annually, and its assumed reinsurance liabilities at least semi-annually. The Company expects to complete its regular review of its environmental liabilities in the third quarter of 2005 and a review of assumed reinsurance liabilities in the fourth quarter of 2005. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, the portion of liabilities it expects to cede or in its allowance for uncollectible reinsurance.

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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) accounted for 22% and 21% of the Company’s consolidated revenues for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, net investment income and net realized capital gains accounted for approximately 23% and 25%, respectively, of the Company’s consolidated revenues.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 76% and 80% of the fair value of its invested assets as of June 30, 2005 and December 31, 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” section in The Hartford’s 2004 Form 10-K Annual Report).
Life
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.
The following table identifies Life’s invested assets by type as of June 30, 2005 and December 31, 2004.

Composition of Invested Assets
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$51,723	69.5%	$50,531	73.5%
Equity securities, available-for-sale, at fair value	793	1.1%	525	0.8%
Equity securities, held for trading, at fair value	17,955	24.1%	13,634	19.8%
Policy loans, at outstanding balance	2,140	2.9%	2,662	3.9%
Mortgage loans, at cost	1,148	1.6%	923	1.3%
Limited partnerships, at fair value	309	0.4%	256	0.4%
Other investments	318	0.4%	185	0.3%

Total investments	$74,386	100.0%	$68,716	100.0%

Fixed maturity investments increased $1,192, or 2%, since December 31, 2004, primarily the result of positive operating cash flow and a decrease in long-term interest rates, partially offset by credit spread widening, an increase in short-term to intermediate-term interest rates and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. Equity securities held for trading increased $4,321, or 32%, since December 31, 2004, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product partially offset by foreign currency depreciation in comparison to the U.S. dollar. Policy loans decreased $522, or 20%, since December 31, 2004, as a result of certain policy loan surrenders.

Investment Results
The following table summarizes Life’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2005	2004	2005	2004

Net investment income–excluding income on policy loans and trading securities	$697	$662	$1,390	$1,323
Policy loan income	36	47	72	92
Trading securities income [1]	303	101	524	557

Net investment income – total	$1,036	$810	$1,986	$1,972
Yield on average invested assets [2]	5.6%	5.8%	5.6%	5.8%

Gross gains on sale	$123	$84	$221	$184
Gross losses on sale	(84)	(70)	(132)	(88)
Impairments	(5)	(4)	(6)	(12)
GMWB derivatives, net	1	6	8	4
Other, net [3]	(51)	10	(26)	14

Net realized capital gains (losses)	$(16)	$26	$65	$102

[1]	Represents the change in value of securities classified as trading.

[2]	Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, foreign currency transaction remeasurements, as well as the amortization of deferred acquisition costs related to realized capital gains.
For the three and six months ended June 30, 2005, net investment income, excluding income on policy loans and trading securities, increased $35, or 5%, and $67, or 5%, respectively, compared to the respective prior year periods. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods. The increase in the average invested assets base, as compared to the prior year periods, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan.
Net investment income on trading securities during the three months and six months ended June 30, 2005 and 2004, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income for the three and six months ended June 30, 2005, as compared to the respective prior year periods, is primarily due to the performance of the underlying funds on a higher asset base.
For the three months and six months ended June 30, 2005, the yield on average invested assets decreased from the respective prior year periods primarily as a result of the reduction in policy loan income and, to a lesser extent, a weighted average yield on new fixed maturity purchases slightly below the average portfolio yield.
Net realized capital losses were recognized for the three months ended June 30, 2005 as compared to net realized capital gains in the respective prior year period and lower net realized capital gains were recognized for the six months ended June 30, 2005 as compared to the respective prior year period. The decreases from the prior year periods were primarily the result of net losses on non-qualifying foreign currency derivatives, partially offset by higher gains on foreign currency transaction remeasurements and net realized gains on fixed maturity securities.
Gross gains on sales for the three and six months ended June 30, 2005 were primarily within fixed maturities and included corporate and U.S. government securities. In addition, gross gains on sales for the six months ended June 30, 2005 also included gains from sales of commercial mortgage-backed securities (“CMBS”) and foreign government securities. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening. U.S. government securities were sold to rebalance the portfolio in favor of higher yielding securities. Gains were realized upon the sale of U.S. government securities due to changes in interest rates from the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the currently scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates.
Gross losses on sales for the three and six months ended June 30, 2005 were primarily within the corporate sector and included $26 and $27, respectively, of losses on sales of securities related to a major automotive manufacturer. Sales related to actions taken to reduce issuer exposure in light of a recent downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and reposition the portfolio into higher quality securities. For the three and six months ended June 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $6 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 6% and 3%, respectively, which, under the Company’s impairment policy, were deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to credit spread tightening in certain sectors and changes in interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities (“ABS”) sectors. The majority of the sales in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the depreciation in value of the U.S. dollar against foreign currencies.
Gross losses on sales for the three and six months ended June 30, 2004 resulted predominantly from sales of U.S. government and government agencies securities, corporate securities and CMBS that were in an unrealized loss position primarily due to changes in long-term interest rates. For the three and six months ended June 30, 2004, there was no single security sold at a loss in excess of $4 and $5, respectively, and the average loss, as a percentage of the fixed maturity’s amortized cost, was less than 4%.
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
The following table identifies Property & Casualty’s invested assets by type as of June 30, 2005 and December 31, 2004.

Composition of Invested Assets
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$24,550	94.6%	$24,410	95.6%
Equity securities, available-for-sale, at fair value	589	2.3%	307	1.2%
Real estate/Mortgage loans, at cost	195	0.8%	253	1.0%
Limited partnerships, at fair value	215	0.8%	177	0.7%
Other investments	401	1.5%	379	1.5%

Total investments	$25,950	100.0%	$25,526	100.0%

Fixed maturities increased $140, or 1%, since December 31, 2004, primarily due to positive operating cash flow and a decrease in long-term interest rates, partially offset by credit spread widening, an increase in short-term to intermediate-term interest rates and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities.
Investment Results
The table below summarizes Property & Casualty’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2005	2004	2005	2004

Net investment income, before-tax	$328	$295	$665	$606
Net investment income, after-tax [1]	$241	$222	$492	$454
Yield on average invested assets, before-tax [2]	5.4%	5.3%	5.5%	5.4%
Yield on average invested assets, after-tax [1] [2]	4.0%	3.9%	4.1%	4.0%

Gross gains on sale	$40	$49	$102	$121
Gross losses on sale	(34)	(27)	(53)	(32)
Impairments	(5)	—	(5)	(6)
Other, net [3]	(1)	5	4	15

Net realized capital gains	$—	$27	$48	$98

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also presented.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments and foreign currency transaction remeasurements.
For the three and six months ended June 30, 2005, before-tax net investment income increased $33, or 11%, and $59, or 10%, and after-tax net investment income increased $19, or 9%, and $38, or 8%, compared to the respective prior year periods. The increase in net investment income for the three and six months ended June 30, 2005, was primarily due to income earned on a higher average invested assets base, as well as, higher partnership income as compared to the respective prior year periods. The higher partnership income in 2005 is due to a greater number of the Company’s partnerships reporting higher market values as a result of liquidating their underlying investment holdings in the favorable market environment.
For the three and six months ended June 30, 2005, the yield on average invested assets increased slightly from the respective prior year periods as a result of higher partnership income recorded in the three and six months ended June 30, 2005, compared to the respective prior year periods. Excluding partnership income, the weighted average yield on new fixed maturity purchases is relatively consistent with the average fixed maturity portfolio yield.
Net realized capital gains for the three and six months ended June 30, 2005 were lower than the respective prior year periods primarily due to lower net realized gains on fixed maturity and equity securities as well as lower net gains on non-qualifying derivatives.
Gross gains on sales for the three and six months ended June 30, 2005 were primarily within fixed maturities and were concentrated in the corporate, foreign government, and U.S. government sectors and were the result of decisions to reposition the portfolio due to credit spread tightening in certain sectors and changes in foreign currency exchange rates. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold to reposition the corporate holdings into higher quality securities. Foreign securities were sold in the three and six months ended June 30, 2005 primarily to reduce the foreign currency exposure in the portfolio due to the near term volatility in foreign exchange rates. U.S. government securities were sold to rebalance the portfolio in favor of higher yielding securities. Gains were realized upon the sale of U.S. government securities due to changes in interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2005 were primarily within corporate and foreign government securities. Included in the corporate gross losses are losses on sales of securities related to a major automotive manufacturer of $10. Sales related to actions taken to reduce issuer exposure in light of a recent downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and reposition the portfolio into higher quality securities. For the three and six months ended June 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $3 and the average loss as a percentage of the fixed maturity’s amortized cost of less than 2% and 4%, respectively, which, under the Company’s impairment policy, were deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the credit spread tightening in certain sectors and changes in long-term interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and ABS sectors. The majority of the gains in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. dollar against foreign currencies.
Gross losses on sales for the three months and six months ended June 30, 2004 resulted predominantly from sales of corporate and CMBS securities that were in an unrealized loss position primarily due to changes in long-term interest rates. For the three and six months ended June 30, 2004, there was no single security sold at a loss in excess of $5 and the average loss, as a percentage of the fixed maturity’s amortized cost, was less than 4%.
Corporate
The investment objective of Corporate is to manage capital raised through financing activities to support the Life and Property & Casualty operations of the Company and to maximize funds available to support the cost of those financing activities including the payment of interest for Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of June 30, 2005 and December 31, 2004, Corporate held $281 and $159, respectively, of fixed maturity investments. In addition, Corporate held $7 of other investments as of June 30, 2005 and December 31, 2004.
Investment Management Activities
In June 2005, HIM issued and will serve as collateral manager for a synthetic collateralized loan obligation (“CLO”), which invests in senior secured bank loans through total return swaps (“referenced bank loan portfolio”). The CLO issued approximately $100 of notes and preferred shares (“CLO issuance”), approximately $85 of which was issued to third party investors. The proceeds from the CLO issuance were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolio swap counterparties. Investors in the CLO issuance receive the net proceeds from approximately a $600 notional referenced bank loan portfolio. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolio are borne by the CLO issuance investors through the total return swaps. The Company’s investment in the CLO is $15, which is its maximum exposure to loss. The third party investors in the CLO have recourse only to the VIE assets and not to the general credit of the Company.
Pursuant to the requirements of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”), the Company has concluded that the CLO is a variable interest entity (“VIE”), however, the Company is not the primary beneficiary and accordingly is not required to consolidate the VIE. The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIE. The qualitative considerations included the Company’s co-investment in relation to the total CLO issuance. The quantitative analysis included calculating the variability of the CLO issuance based upon statistical techniques utilizing historical normalized default and recovery rates for the average credit quality of the initial referenced bank loan portfolio.
Including this issuance, total HIM managed CLO bank loan portfolios were $1.5 billion as of June 30, 2005.
Other-Than-Temporary Impairments
For the three and six months ended June 30, 2005, total consolidated other-than-temporary impairments were $10 and $11, respectively, as compared with $4 and $18, respectively, for the comparable periods in 2004.
During the six months ended June 30, 2005 other-than-temporary impairments were recorded on corporate securities of $8, ABS of $2 and other securities of $1. Within the corporate securities impairment amount was $3 recorded on securities related to a major automotive manufacturer. Also, other-than-temporary impairments were recorded on certain corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Other-than-temporary impairments recorded on ABS primarily related to deterioration in the underlying collateral supporting the security. During the six months ended June 30, 2004, other-than-temporary impairments were recorded on ABS of $10, corporate securities of $3, commercial mortgages of $3, mortgage-backed securities (“MBS”) of $1 and CMBS of $1 and primarily related to the decline in market values of certain previously impaired securities.
(For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section that follows.)

INVESTMENT CREDIT RISK
The Hartford has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by The Hartford’s Board of Directors.
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

The following table identifies fixed maturity securities by type on a consolidated basis, as of June 30, 2005 and December 31, 2004.

Consolidated Fixed Maturities by Type
	June 30, 2005					December 31, 2004
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$7,906	$77	$(77)	$7,906	10.3%	$7,446	$95	$(72)	$7,469	9.9%
CMBS	11,905	430	(36)	12,299	16.1%	11,306	475	(33)	11,748	15.6%
Collateralized mortgage obligations (“CMOs”)	1,110	11	(3)	1,118	1.5%	1,218	12	(3)	1,227	1.6%
Corporate
Basic industry	3,120	188	(18)	3,290	4.3%	3,131	234	(9)	3,356	4.5%
Capital goods	2,250	171	(8)	2,413	3.1%	2,033	159	(10)	2,182	2.9%
Consumer cyclical	3,052	156	(21)	3,187	4.2%	3,229	207	(13)	3,423	4.6%
Consumer non-cyclical	3,361	240	(9)	3,592	4.7%	3,394	245	(12)	3,627	4.8%
Energy	1,745	163	(6)	1,902	2.5%	1,770	147	(5)	1,912	2.5%
Financial services	9,317	545	(37)	9,825	12.8%	8,201	589	(33)	8,757	11.7%
Technology and communications	4,564	410	(16)	4,958	6.5%	4,940	440	(15)	5,365	7.2%
Transportation	819	53	—	872	1.1%	766	52	(2)	816	1.1%
Utilities	3,766	283	(8)	4,041	5.3%	3,361	302	(13)	3,650	4.9%
Other	1,296	54	(4)	1,346	1.8%	1,001	69	(5)	1,065	1.4%
Government/Government agencies
Foreign	1,372	115	(4)	1,483	1.9%	1,648	153	(5)	1,796	2.4%
United States	811	44	(7)	848	1.1%	1,116	22	(6)	1,132	1.5%
MBS — agency	3,506	30	(11)	3,525	4.6%	2,774	29	(4)	2,799	3.7%
Municipal
Taxable	1,086	103	(1)	1,188	1.5%	919	34	(9)	944	1.3%
Tax-exempt	9,708	729	(1)	10,436	13.6%	9,670	726	(3)	10,393	13.8%
Redeemable preferred stock	40	2	—	42	0.1%	36	3	—	39	0.1%
Short-term	2,283	—	—	2,283	3.0%	3,400	—	—	3,400	4.5%

Total fixed maturities	$73,017	$3,804	$(267)	$76,554	100.0%	$71,359	$3,993	$(252)	$75,100	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of June 30, 2005 in comparison to December 31, 2004 were primarily impacted by changes in interest rates, credit spread movements as well as security sales. The Company’s fixed maturity gross unrealized gains decreased $189 and gross unrealized loss increased by $15 from December 31, 2004 to June 30, 2005 primarily due to credit spread widening, an increase in short-term through intermediate-term interest rates and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by a decrease in long-term interest rates. Gross unrealized gains and losses as of June 30, 2005 were reduced by securities sold in a gain or loss position, respectively from December 31, 2004.
(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)
Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2004, except for MBS and corporate fixed maturities within the financial services sector. Both MBS and financial services securities increased as a percentage of total fixed maturities since December 31, 2004 as a result of a decision to increase the Company’s investment in these asset classes primarily due to their attractive yields and diversification opportunities. Also, HIM continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual penalties.
As of June 30, 2005, 20% of the fixed maturities were invested in private placement securities, including 13% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the June 2005 Federal Open Market Committee meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 3.25%, a 100 basis point increase from year end 2004 levels. The Committee stated that although energy prices have risen further, U.S. economic expansion remains solid and labor market conditions continue to improve gradually. The Committee believes that with underlying inflation expected to be contained, policy accommodation can be removed at a measured pace. The Company continues to expect the Federal Reserve to raise short-term interest rates at a measured pace until rates approach neutral levels, unless inflationary pressures accelerate, at which time the Fed would likely raise short-term rates in greater increments. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
The following table identifies fixed maturities by credit quality on a consolidated basis, as of June 30, 2005 and December 31, 2004. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	June 30, 2005			December 31, 2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,350	$5,413	7.1%	$5,109	$5,160	6.9%
AAA	18,157	18,965	24.8%	17,984	18,787	25.0%
AA	9,735	10,207	13.3%	8,090	8,546	11.4%
A	17,492	18,693	24.4%	16,905	18,131	24.2%
BBB	17,268	18,175	23.7%	16,853	17,904	23.8%
BB & below	2,732	2,818	3.7%	3,018	3,172	4.2%
Short-term	2,283	2,283	3.0%	3,400	3,400	4.5%

Total fixed maturities	$73,017	$76,554	100.0%	$71,359	$75,100	100.0%

As of June 30, 2005 and December 31, 2004, greater than 96% and 95%, respectively, of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).
As of June 30, 2005 and December 31, 2004, the Company held no issuer of a below investment grade (“BIG”) security with a fair value in excess of 4% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2004 as a result of decisions to reduce exposure to lower credit quality assets and re-invest in higher quality securities.
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of June 30, 2005 and December 31, 2004, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	June 30, 2005			December 31, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$5,533	$5,479	$(54)	$7,572	$7,525	$(47)
Greater than three months to six months	3,696	3,646	(50)	573	567	(6)
Greater than six months to nine months	2,228	2,197	(31)	3,405	3,342	(63)
Greater than nine months to twelve months	329	326	(3)	462	445	(17)
Greater than twelve months	3,790	3,643	(147)	2,417	2,285	(132)

Total	$15,576	$15,291	$(285)	$14,429	$14,164	$(265)

The increase in the unrealized loss amount since December 31, 2004 is primarily the result of credit spread widening and the increase in short-term through intermediate-term interest rates offset in part by asset sales and the decrease in long-term interest rates. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)
As a percentage of amortized cost, the average security unrealized loss at June 30, 2005 and December 31, 2004 was less than 2%. As of June 30, 2005 and December 31, 2004, fixed maturities represented $267, or 94%, and $252, or 95%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of June 30, 2005 and December 31, 2004 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to EITF Issue No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of June 30, 2005 and December 31, 2004, for which management’s best estimate of future cash flows adversely changed during the reporting period. (For further discussion of the other-than-temporary impairments criteria, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2004 Form 10-K Annual Report.)
The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% of the total unrealized loss amount as of both June 30, 2005 and December 31, 2004.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of June 30, 2005 and December 31, 2004 are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	June 30, 2005				December 31, 2004
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$225	$171	$(54)	29.8%	$227	$172	$(55)	25.9%
CDOs	38	36	(2)	1.1%	76	72	(4)	1.9%
Credit card receivables	128	127	(1)	0.6%	88	86	(2)	0.9%
Other ABS	557	549	(8)	4.4%	502	496	(6)	2.8%
CMBS	1,402	1,380	(22)	12.2%	896	878	(18)	8.5%
Corporate
Basic industry	293	285	(8)	4.4%	355	347	(8)	3.8%
Consumer cyclical	302	293	(9)	5.0%	277	269	(8)	3.8%
Consumer non-cyclical	323	316	(7)	3.9%	436	425	(11)	5.2%
Financial services	1,120	1,094	(26)	14.3%	1,271	1,234	(37)	17.5%
Technology and communications	318	309	(9)	5.0%	435	421	(14)	6.6%
Utilities	244	238	(6)	3.3%	324	313	(11)	5.2%
Other	405	394	(11)	6.1%	484	468	(16)	7.5%
Other securities	992	974	(18)	9.9%	913	891	(22)	10.4%

Total	$6,347	$6,166	$(181)	100.0%	$6,284	$6,072	$(212)	100.0%

The decrease in total unrealized loss greater than six months since December 31, 2004, was primarily driven by changes in interest rates and, to a lesser extent, security sales and other-than-temporary impairments. With the exception of ABS security types, the majority of the securities in an unrealized loss position for six months or more as of June 30, 2005 were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were ABS supported by aircraft lease receivables, corporate fixed maturities primarily within the financial services sector and CMBS. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
Aircraft lease receivables — Although worldwide travel and aircraft demand has improved, uncertainty surrounding the stability of domestic airlines continues to weigh heavily on these securities. Airline operating costs, including fuel and certain employee benefits costs, continue to adversely impact this sector. Because of the valuation of the underlying collateral, the Company expects to receive principal and interest payments, however, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.
Financial services — As of June 30, 2005, the Company held approximately 100 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of June 30, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
CMBS — The unrealized loss position as of June 30, 2005 was primarily the result of an increase in interest rates from the security purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of June 30, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of June 30, 2005 and December 31, 2004. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of June 30, 2005 and December 31, 2004, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For further discussion, see “Valuation of Investments and Derivative Instruments and Evaluation

of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2004 Form 10-K Annual Report.)
The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of June 30, 2005 and December 31, 2004.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	June 30, 2005			December 31, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$808	$795	$(13)	$326	$322	$(4)
Greater than three months to six months	129	122	(7)	33	32	(1)
Greater than six months to nine months	76	71	(5)	174	165	(9)
Greater than nine months to twelve months	20	18	(2)	81	75	(6)
Greater than twelve months	383	335	(48)	285	240	(45)

Total	$1,416	$1,341	$(75)	$899	$834	$(65)

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2004 to June 30, 2005 was primarily the result of credit spread widening and the increase in short-term through intermediate-term interest rates offset in part by asset sales and the decrease in long-term interest rates. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)

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
The Company sells variable annuity contracts that offer various guaranteed death and income benefits. The Company maintains a liability for the death benefit costs, net of reinsurance, of $154, as of June 30, 2005. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2005 is $8.1 billion. Due to the fact that 80% of this amount is reinsured, the Company’s net exposure is $1.6 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
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
During the six months ended June 30, 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of June 30, 2005, the notional and fair value for these contracts was $872 and $40, respectively, and the net gain, after-tax, from these contracts was $3 and $6 for the three and six months ended June 30, 2005.
The net impact of the change in value of the embedded derivative net of the results of the hedging program was a $0 and $4 gain before deferred policy acquisition costs and after-tax effects for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the net effect was a net gain of $5 and $3, after-tax, respectively. As of June 30, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $42.1 billion and $167, respectively. As of December 31, 2004, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $37.7 billion and $170, respectively.
In December 2004, the Company purchased one and two year S&P 500 put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of June 30, 2005, the notional and market value related to this strategy was $1.9 billion and $18, respectively. As of December 31, 2004, the notional and market value related to this strategy was $1.9 billion and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.
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
The Company’s Japanese life insurance operations are conducted through Hartford Life Insurance K.K. (“HLIKK”) a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), one of the Company’s principal statutorily regulated operating subsidiaries. To date, the Company has funded the capital needs of its Japanese operations through investments in the common stock of HLIKK by HLA. This arrangement has generally allowed some portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.
As previously disclosed, the Company has been in the process of evaluating alternative capital structures that it believes in the long term could result in improved financial flexibility. During the second quarter of 2005, the Company sought and secured approval of a proposed plan to change the ownership structure of HLIKK. The plan would provide for a change in the ownership of HLIKK whereby the stock of HLIKK, an insurance operating company, would be transferred to Hartford Life, Inc., HLA’s parent company. The transfer of the stock would be treated as a return of capital for GAAP and statutory accounting purposes. The proposed plan has been approved by both the State of Connecticut Insurance Department, HLA’s primary regulator, as well as the Financial Services Authority (“FSA”), HLIKK’s primary regulator. It is anticipated the proposed plan will be completed in the third quarter of 2005. The primary financial impact of the proposed plan would be to reduce the statutory capital of HLA by the amount of the carrying value of HLIKK, which is approximately $900 as of June 30, 2005. In addition, for certain capital adequacy ratios, a corresponding reduction in required capital will occur, which will result in an improved level of capital adequacy. However, as previously disclosed, this action could potentially reduce certain other capital adequacy ratios employed by the regulators and rating agencies to assess the capital growth of The Hartford’s life insurance operations. At the current time, taking into consideration the effects of the proposed plan, the Company believes it has sufficient capital resources to maintain capital adequacy ratios consistent with all of its ratio objectives.
The Company may also repurchase outstanding shares of its common stock and equity units from time to time, in an aggregate amount not to exceed $1 billion. For additional information regarding the Company’s authorization to repurchase its securities, please see the “Stockholders’ Equity” section of Capital Resources & Liquidity included in The Hartford’s 2004 Form 10-K Annual Report.
HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to HFSG from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through July 31, 2005, the Company’s insurance subsidiaries had paid $637 to HFSG and HLI and are permitted to pay up to a maximum of approximately $1.2 billion in dividends to HFSG and HLI for the remainder of 2005 without prior approval from the applicable insurance commissioner.
As discussed above, HLA will transfer ownership of HLIKK to Hartford Life, Inc., which will result in the full utilization of HLA’s 2005 dividend capacity. Accordingly, HLA will need prior approval from the insurance commissioner for dividends paid, starting from the date of the transfer through the following twelve-month period. Excluding HLA, the insurance subsidiaries would be permitted to pay up to a maximum of approximately $820 in dividends to HFSG for the remainder of 2005 without prior approval from the applicable insurance commissioner.
The principal sources of operating funds are premium, fees and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet any liquidity needs. (For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.)
Sources of Capital
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of June 30, 2005, the Company had $2.4 billion remaining on its shelf.
On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of June 30, 2005, HLI had $1.0 billion remaining on its shelf.
Commercial Paper and Revolving Credit Facilities
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

				Outstanding As of
	Effective	Expiration	Maximum	June 30,	December 31,
Description	Date	Date	Available	2005	2004	Change

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$372	$372	—
HLI	2/7/97	N/A	250	—	—	—

Total commercial paper			$2,250	$372	$372	—
Revolving Credit Facility
5-year revolving credit facility	6/20/01	6/20/06	$1,000	$—	$—	—
3-year revolving credit facility	12/31/02	12/31/05	490	—	—	—

Total revolving credit facility			$1,490	$—	$—	—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,740	$372	$372	—

Under the two revolving credit facilities, the Company must maintain a minimum level of consolidated statutory surplus and risk based capital ratios. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for its banks. As of June 30, 2005 and December 31, 2004, the Company was in compliance with all such covenants.
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
The Company’s 2005 required minimum funding contribution is immaterial. On April 15, 2005, the Company, at its discretion, made a $200 contribution into the Plan.
Capitalization
The capital structure of The Hartford as of June 30, 2005 and December 31, 2004 consisted of debt and equity, summarized as follows:

	June 30,	December 31,
	2005	2004	Change

Short-term debt (includes current maturities of long-term debt)	$620	$621	—
Long-term debt [1]	4,061	4,308	(6%)

Total debt	$4,681	$4,929	(5%)

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$14,171	$12,813	11%
AOCI	1,419	1,425	—

Total stockholders’ equity	$15,590	$14,238	9%

Total capitalization including AOCI	$20,271	$19,167	6%

Debt to equity	30%	35%
Debt to capitalization	23%	26%

[1]	Includes junior subordinated debentures of $705 and $704 and debt associated with equity units of $1,020 and $1,020 as of June 30, 2005 and December 31, 2004, respectively.
The Hartford’s total capitalization as of June 30, 2005 increased by $1.1 billion as compared with December 31, 2004. This increase was primarily due to net income of $1.3 billion partially offset by $250 of repayment of debt.
Debt
On June 15, 2005, the Company repaid $250 of 7.75% senior notes at maturity.
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2004 Form10-K Annual Report.
Stockholders’ Equity
Dividends — On July 21, 2005, The Hartford declared a dividend on its common stock of $0.29 per share payable on October 3, 2005 to shareholders of record as of September 1, 2005.
AOCI —AOCI decreased by $6 as of June 30, 2005 compared with December 31, 2004. The decrease in AOCI is primarily a result of a decrease in unrealized gains of $134 and a decrease in foreign currency translation adjustments of $67, partially offset by a decrease in net loss on cash-flow hedging instruments of $195. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2004 Form 10-K Annual Report.
Cash Flow

	Six Months Ended
	June 30,
	2005	2004

Net cash provided by operating activities	$1,429	$631
Net cash provided by (used for) investing activities	$(1,899)	$195
Net cash provided by (used for) financing activities	$374	$(591)
Cash — end of period	$1,027	$695

The increase in cash from operating activities was primarily the result of the funding of $1.15 billion in settlement of the MacArthur litigation in 2004 and increased net income as compared to the prior year period offset in part by increased income taxes paid in 2005 compared to the comparable prior year period. Cash provided by financing activities increased primarily due to repayment of commercial paper, the early retirement of junior subordinated debentures in 2004 and higher net receipts from policyholder’s accounts related to investment and universal life contracts in 2005 as compared to the prior year period. Net cash from operating and financing activities accounted for the majority of cash used for investing activities.

Operating cash flows for the six months ended June 30, 2005 and 2004 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk”.
Ratings
Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues or the persistency of the Company’s business may be adversely impacted. The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of August 3, 2005.

	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance Financial Strength Ratings:
Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	AMB-2	F1	A-2	P-2
Hartford Capital III trust originated preferred securities	bbb	A-	BBB	Baa1
Hartford Life, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	AMB-1	F1	A-2	P-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

These ratings are not a recommendation to buy or hold any of The Hartford’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital and surplus of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.
The table below sets forth statutory surplus for the Company’s insurance companies.

(in billions)	June 30, 2005	December 31, 2004

Life Operations	$5.1	$5.1
Property & Casualty Operations	6.6	6.3

Total	$11.7	$11.4

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
NAIC Developments
Proposed Changes to NAIC RBC Requirements for Variable Annuities with Guarantees – C-3 Phase II Capital
At the June meetings of the NAIC, proposed changes to NAIC RBC requirements for variable annuities with guarantees were voted on and passed by the Financial Condition “E” Committee. The proposal, known as the C-3 Phase II Capital project, still requires the adoption of the full NAIC which is scheduled to vote on its provisions in September. Should the measures be adopted, the change in NAIC RBC would be effective at year end 2005.

The C-3 Phase II Capital project addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefit guarantees including GMWBs. The proposed capital requirements under C-3 Phase II are principle-based, which represents a change from the current factor-based approach. Under the proposed methodology, capital requirements are determined using stochastic scenario testing and give credit for risk management strategies employed such as hedging and reinsurance.
Based on our preliminary estimates of the potential impact of C-3 Phase II Capital, should the provisions be adopted as drafted and assuming current market conditions as of June 30, 2005, the net impact on Hartford Life insurance companies’ NAIC RBC ratios would be positive.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.
Dependence on Certain Third Party Relationships — The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.
For a discussion regarding contingencies related to the manner in which The Hartford compensates brokers and other producers, please see “Overview—Broker Compensation” above.
Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect The Hartford, please see “Overview—Regulatory Developments” above.
On October 21, 2004, the Financial Services Agency (“FSA”), the Company’s primary regulator in Japan, issued regulations concerning new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The regulations allow a “Standard” methodology and an “Alternative” methodology to determine required reserve levels and SMR standards. On December 27, 2004, the FSA also issued administrative guidelines that describe the detailed requirements under the two methodologies. The regulations became effective on April 1, 2005.
The new reserve methodologies and SMR standards only apply to capital requirements for Japanese regulatory purposes, and are not directly related to results under accounting principles generally accepted in the United States. At this time, the Company has decided to adopt the Standard methodology. While management is still evaluating the impact of the regulations on the Company’s Japanese operations, at this time, based on the Company’s assessment, the Standard methodology would require $400 — $650 of additional capital during 2005. This estimate assumes that the Company will successfully employ various capital management strategies within its discretion and control, which may include, but are not limited to, product re-filing. The Company also is currently evaluating certain reinsurance strategies which have the potential to reduce the additional capital required to $100. These reinsurance strategies would be subject to regulatory approval, which may not be granted.
Other — During the second quarter of 2005, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.
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
TRIA requires all property and casualty insurers, including The Hartford, to make terrorism insurance available in all of their covered commercial property and casualty insurance policies (as defined in TRIA). TRIA applies to a significant portion of The Hartford’s commercial property and casualty contracts, but it specifically excludes some of The Hartford’s other insurance business, including crop or livestock insurance, reinsurance and personal lines business. TRIA does not apply to group life insurance contracts.
TRIA is scheduled to expire on December 31, 2005. Legislation to extend TRIA for two years has been introduced in both the Senate and House of Representatives. If TRIA is not extended or renewed, the Company is exposed to terrorism losses in 2006 that would otherwise have been covered by TRIA, including terrorism losses arising on policies written in 2005 that expire after December 31,

2005. The Department of Treasury met its statutory mandate on June 30 to provide Congress with findings and recommendations related to TRIA. In his transmittal letter to the Chairmen and Ranking Members of the Senate Banking and House Financial Services Committees, Treasury Secretary John Snow stated that the Administration opposes extension of TRIA in its present form and that the Administration would accept an extension only if it included a significant increase to $500 of the event size that triggers coverage, increases the dollar deductibles and percentage co-payments and eliminates from the program certain lines of insurance. In the event TRIA is not renewed, or is renewed in a materially different form, the Company may attempt to obtain appropriate reinsurance for the related terrorism risk, limit certain of its writings, or pursue a solution encompassing aspects of one or all of the foregoing. For a discussion of The Hartford’s Risk Management processes as they relate to TRIA, please see the “Property & Casualty—Risk Management Strategy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in The Hartford’s 2004 Annual Report on Form 10-K.
Legislative Initiatives
On May 26, 2005, the Senate Judiciary Committee approved legislation that provides for the creation of a Federal asbestos trust fund in place of the current tort system for determining asbestos liabilities. The prospects for enactment and the ultimate details of any legislation creating a Federal asbestos trust fund are uncertain. Depending on the provisions of any legislation which is ultimately enacted, the legislation may have a material adverse effect on the Company.
Legislation introduced in Congress would provide for new retirement and savings vehicles designed to simplify retirement plan administration and expand individual participation in retirement savings plans. If enacted, these proposals could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2005 are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations from such potential legislative changes cannot be reasonably estimated at this time. The American Jobs Creation Act of 2004 imposes new restrictions on non-qualified deferred compensation plans. The Company does not believe these changes will have a material effect on the sale of its products.
In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, reductions in benefits currently received by the Company stemming from the dividends received deduction and repeal or reform of the estate tax. In addition, the President has established an advisory panel to study reform of the Internal Revenue Code. The panel is currently scheduled to report its findings by the end of September 2005. The nature and timing of any Congressional action with respect to any of the panel’s eventual recommendations is unclear.
Congress continues to consider various proposals to restructure the Social Security system. The likelihood, substance, timing and effect of potential Social Security reform legislation is uncertain.
Congress is considering provisions regarding age discrimination in defined benefit plans, transition relief for older and longer service workers affected by changes to traditional defined benefit pension plans and the replacement of the interest rate used to determine pension plan funding requirements. These changes could affect the Company’s pension plan.

ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2005.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; improper fee arrangements in connection with mutual funds; and unfair settlement practices in connection with the settlement of asbestos claims. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Broker Compensation Litigation — On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against the Company asserting claims arising from the allegations of the NYAG Complaint.
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
Three putative class actions filed in the same court on behalf of participants in the Company’s 401(k) plan, alleging that the Company and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company recently was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2005:

				Total Number of Shares
				Purchased as Part of	Maximum Number of Shares
		Total Number		Publicly	that
		of Shares	Average Price	Announced Plans or	May Yet Be Purchased Under
Period		Purchased	Paid Per Share	Programs	the Plans or Programs

April 2005	[1]	764	$66.80	N/A	N/A
May 2005	[1]	421	$72.85	N/A	N/A
June 2005	[1]	696	$76.37	N/A	N/A

Total		1,881	$71.69	N/A	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 18, 2005, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of eleven directors, each to serve for a one-year term; (2) a proposal to ratify the appointment of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, for the fiscal year ended December 31, 2005; (3) a proposal to approve The Hartford 2005 Incentive Stock Plan; and (4) a proposal to approve material terms of executive officer performance goals for incentive awards.
Only shareholders of record as of the close of business on March 22, 2005 were entitled to vote at the annual meeting. As of March 22, 2005, 296,439,129 shares of common stock of the Company were outstanding and entitled to vote at the annual meeting.
Set forth below is the vote tabulation relating to the four items presented to the shareholders at the annual meeting:
(1) The shareholders elected each of the eleven nominees to the Board of Directors for a one-year term:

Names of Director	Shares
Nominees	Shares For	Withheld
Ramani Ayer	257,616,126	4,540,501
Ronald E. Ferguson *	259,478,395	2,678,232
Edward J. Kelly, III	253,023,121	9,133,506
Paul G. Kirk, Jr.	259,377,215	2,779,412
Gail J. McGovern	259,479,801	2,676,826
Thomas M. Marra	259,006,589	3,150,038
Michael G. Morris	259,276,089	2,880,538
Robert W. Selander	259,498,695	2,657,932
Charles B. Strauss	259,530,841	2,625,786
H. Patrick Swygert	258,360,139	3,796,488
David K. Zwiener	258,987,561	3,169,066

*	Mr. Ferguson resigned effective May 26, 2005.

(2) The shareholders ratified the appointment of the Company’s independent auditors:

Shares For:	259,691,986
Shares Against:	752,830
Shares Abstained:	1,711,811
(3) The shareholders approved The Hartford 2005 Incentive Stock Plan:

Shares For:	221,480,005
Shares Against:	15,376,554
Shares Abstained:	2,667,585
Broker Non-Votes:	22,632,483
(4) The shareholders approved the material terms of executive officer performance goals for incentive awards:

Shares For:	250,921,937
Shares Against:	8,306,217
Shares Abstained:	2,928,473
Item 6. EXHIBITS
See Exhibit Index on page 73.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)

/s/ Robert J. Price

Robert J. Price Senior Vice President and Controller
August 4, 2005

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2005
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
3.01	Amended and Restated By-laws of the Company, effective May 19, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 24, 2005).

10.01	The Hartford 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2005).

10.02	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 24, 2005).

10.03	Summary of Annual Executive Bonus Program (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 24, 2005).

10.04	Summary of 2005-2006 Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 24, 2005).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.