Form 10-Q
period 2005-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2005-11-03
CIK 874766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number: 001-13958
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3317783
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Hartford Plaza, Hartford, Connecticut 06115-1900
(Address of principal executive offices)
(860) 547-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, there were outstanding 300,379,412 shares of Common Stock, $0.01 par value per share, of the registrant.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004, and changes in stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2005 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 31, 2005

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,562	$3,532	$10,693	$10,036
Fee income	1,029	867	2,944	2,533
Net investment income (Note 1)
Securities available-for-sale and other	1,124	1,040	3,263	3,071
Equity securities held for trading	1,500	(174)	2,024	383

Total net investment income	2,624	866	5,287	3,454
Other revenues	116	107	344	329
Net realized capital gains (losses)	(33)	44	78	240

Total revenues	7,298	5,416	19,346	16,592

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	4,769	3,467	11,570	10,052
Amortization of deferred policy acquisition costs and present value of future profits	812	707	2,350	2,074
Insurance operating costs and expenses	786	719	2,301	2,077
Interest expense	62	61	189	189
Other expenses	173	155	499	498

Total benefits, claims and expenses	6,602	5,109	16,909	14,890

Income before income taxes and cumulative effect of accounting change	696	307	2,437	1,702

Income tax expense (benefit)	157	(187)	630	184
Income before cumulative effect of accounting change	539	494	1,807	1,518
Cumulative effect of accounting change, net of tax	—	—	—	(23)

Net income	$539	$494	$1,807	$1,495

Basic earnings per share
Income before cumulative effect of accounting change	$1.80	$1.68	$6.08	$5.20
Cumulative effect of accounting change, net of tax	—	—	—	(0.08)

Net income	$1.80	$1.68	$6.08	$5.12

Diluted earnings per share
Income before cumulative effect of accounting change	$1.76	$1.66	$5.94	$5.12
Cumulative effect of accounting change, net of tax	—	—	—	(0.08)

Net income	$1.76	$1.66	$5.94	$5.04

Weighted average common shares outstanding	299.2	293.2	297.1	291.8
Weighted average common shares outstanding and dilutive potential common shares	307.0	297.5	304.1	296.6

Cash dividends declared per share	$0.29	$0.28	$0.87	$0.84

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share data)	2005	2004
	(Unaudited)
Assets

Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $74,282 and $71,359)	$76,461	$75,100
Equity securities, held for trading, at fair value (cost of $18,382 and $12,514)	21,247	13,634
Equity securities, available-for-sale, at fair value (cost of $1,306 and $742)	1,401	832
Policy loans, at outstanding balance	2,009	2,662
Other investments	2,499	2,180

Total investments	103,617	94,408
Cash	1,481	1,148
Premiums receivable and agents’ balances	3,218	3,235
Reinsurance recoverables	6,028	6,178
Deferred policy acquisition costs and present value of future profits	9,364	8,509
Deferred income taxes	459	419
Goodwill	1,720	1,720
Property and equipment, net	675	643
Other assets	3,562	3,452
Separate account assets	150,341	140,023

Total assets	$280,465	$259,735

Liabilities

Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$21,791	$21,329
Life	12,591	12,246
Other policyholder funds and benefits payable	61,535	52,833
Unearned premiums	5,111	4,807
Short-term debt	620	621
Long-term debt	4,053	4,308
Other liabilities	9,113	9,330
Separate account liabilities	150,341	140,023

Total liabilities	265,155	245,497

Commitments and Contingencies (Note 7)

Stockholders’ Equity

Common stock - 750,000,000 shares authorized, 303,172,243 and 297,200,090 shares issued, $0.01 par value	3	3
Additional paid-in capital	4,925	4,567
Retained earnings	9,831	8,283
Treasury stock, at cost – 3,033,529 and 2,991,820 shares	(42)	(40)
Accumulated other comprehensive income, net of tax	593	1,425

Total stockholders’ equity	15,310	14,238

Total liabilities and stockholders’	$280,465	$259,735

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended
	September 30,
(In millions, except for share data)	2005	2004
	(Unaudited)
Common Stock/Additional Paid-in Capital
Balance at beginning of period	$4,570	$3,932
Issuance of common stock in underwritten offering	—	411
Issuance of shares under incentive and stock compensation plans	318	165
Tax benefit on employee stock options and awards and other	40	22

Balance at end of period	4,928	4,530

Retained Earnings
Balance at beginning of period	8,283	6,499
Net income	1,807	1,495
Dividends declared on common stock	(259)	(245)

Balance at end of period	9,831	7,749

Treasury Stock, at Cost
Balance at beginning of period	(40)	(38)
Return of shares to treasury stock under incentive and stock compensation plans	(2)	(1)

Balance at end of period	(42)	(39)

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of period	1,425	1,246
Change in net unrealized gain/loss on securities	(862)	(118)
Cumulative effect of accounting change	—	292
Change in net gain/loss on cash-flow hedging instruments	97	(10)
Foreign currency translation adjustments	(67)	—

Total other comprehensive income (loss)	(832)	164

Balance at end of period	593	1,410

Total stockholders’ equity	$15,310	$13,650

Outstanding Shares (in thousands)
Balance at beginning of period	294,208	283,380
Issuance of common stock in underwritten offering	—	6,703
Issuance of shares under incentive and stock compensation plans	5,972	3,495
Return of shares to treasury stock under incentive and stock compensation plans	(41)	(31)

Balance at end of period	300,139	293,547

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net income	$539	$494	$1,807	$1,495

Other Comprehensive Income (Loss)
Change in net unrealized gain/loss on securities	(728)	872	(862)	(118)
Cumulative effect of accounting change	—	—	—	292
Change in net gain/loss on cash-flow hedging instruments	(98)	40	97	(10)
Foreign currency translation adjustments	—	18	(67)	—

Total other comprehensive income (loss)	(826)	930	(832)	164

Total comprehensive income (loss)	$(287)	$1,424	$975	$1,659

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2005	2004
	(Unaudited)
Operating Activities
Net income	$1,807	$1,495
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,350	2,074
Additions to deferred policy acquisition costs and present value of future profits	(3,087)	(2,906)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	1,093	487
Reinsurance recoverables	(70)	287
Receivables	(20)	(692)
Payables and accruals	(245)	(151)
Accrued and deferred income taxes	238	702
Net realized capital gains	(78)	(240)
Net increase in equity securities, held for trading	(9,297)	(4,460)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	9,477	4,906
Depreciation and amortization	368	190
Cumulative effect of accounting change, net of tax	—	23
Other, net	411	(110)

Net cash provided by operating activities	2,947	1,605

Investing Activities
Purchase of available-for-sale investments	(28,206)	(18,797)
Sale of available-for-sale investments	21,919	13,683
Maturity of available-for-sale investments	2,789	3,857
Purchase price adjustment of business acquired	(8)	(55)
Additions to property and equipment, net	(169)	(126)

Net cash provided by (used for) investing activities	(3,675)	(1,438)

Financing Activities
Repayment of short-term debt, net	—	(477)
Issuance of long-term debt	—	197
Repayment/maturity of long-term debt	(250)	(450)
Issuance of common stock in underwritten offering	—	411
Net receipts (disbursements) from investment and universal life-type contracts credited to policyholder accounts	1,301	597
Dividends paid	(258)	(243)
Return of shares under incentive stock compensation plans	(2)	(1)
Proceeds from issuance of shares under incentive and stock compensation plans	284	156

Net cash provided by financing activities	1,075	190

Foreign exchange rate effect on cash	(14)	—

Net increase in cash	333	357
Cash — beginning of period	1,148	462

Cash — end of period	$1,481	$819

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:
Income taxes	$358	$32
Interest	$180	$177
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
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the statutory accounting prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2004 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Specifically, the Company reclassified amounts assessed against certain contractholder balances during the three and nine months ended September 30, 2004 from net investment income to fee income.
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
The most significant estimates include those used related to insurance reserves; Life operations deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than temporary impairments; pension and other postretirement benefits; and contingencies.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.
Stock-Based Compensation
In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”. All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. If the fair value method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005 and 2004, the effect on net income and earnings per share would have been immaterial. (For further discussion of the Company’s stock compensation plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
1. Basis of Presentation and Accounting Policies (continued)
Net investment income on equity securities held for trading includes dividend income and the mark-to-market effects on the international operations’ trading portfolios associated with the variable annuity products sold in Japan. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting as provided in SOP 03-1. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, claims and claim adjustment expenses.
Income Taxes
The effective tax rate for the three months ended September 30, 2005 and 2004 was 23% and (61%), respectively. The effective tax rate for the nine months ended September 30, 2005 and 2004 was 26% and 11%, respectively. The principal causes of the difference between the 2005 effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). The principal causes of the difference between the 2004 effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets, the separate account DRD and the tax benefit associated with the settlement of the 1998-2001 IRS audit.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level.
Future Adoption of Accounting Standards
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract.
SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company is expected to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the impact has not yet been determined.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$539	299.2	$1.80	$1,807	297.1	$6.08

Diluted Earnings per Share
Stock compensation plans	—	3.2	—	—	3.2	—
Equity units	—	4.6	—	—	3.8	—

Net income available to common shareholders plus assumed conversions	$539	307.0	$1.76	$1,807	304.1	$5.94

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$494	293.2	$1.68	$1,495	291.8	$5.12

Diluted Earnings per Share
Stock compensation plans	—	2.6	—	—	2.9	—
Equity units	—	1.7	—	—	1.9	—

Net income available to common shareholders plus assumed conversions	$494	297.5	$1.66	$1,495	296.6	$5.04

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
Upon exercise of outstanding options, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise. Similarly, upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares are added to the Company’s issued and outstanding shares. Accordingly, assuming The Hartford’s common stock price exceeds $56.875 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on August 16, 2006, 12.1 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the periods the shares are outstanding. Additionally, assuming The Hartford’s common stock price exceeds $57.645 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on November 16, 2006, 5.7 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the periods the shares are outstanding. For further discussion of the Company’s equity units offerings, see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 10-K Annual Report.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Segment Information (continued)
eliminations. Net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in the Retail segment in net realized capital gains and losses.
The accounting policies of the reportable operating segments are generally the same as those described in the summary of significant accounting policies in Note 1 except for the items discussed in this paragraph. Life evaluates the performance of its segments based on revenues, net income and the segment’s return on allocated capital. For these purposes, and for purposes of presenting Life segment information, revenues do not include dividend income and the mark-to-market effects on the international operations’ trading portfolio, which have a corresponding and offsetting adjustment to benefits, claims and expenses. Life charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and its operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each Life operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in the Other category. Those net realized capital gains and losses that are related to changes in interest rates are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s net investment income, with an offsetting adjustment in the Other category. Credit related net capital losses are retained by the Other category. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through net investment income. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses.
The positive (negative) impact on net investment income of the segment for allocated realized gains and losses and the credit-risk fees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Retail Products Group
Realized gains (losses)	$9	$6	$28	$15
Credit risk fees	(7)	(6)	(21)	(18)
Institutional Solutions Group
Realized gains (losses)	5	5	15	11
Credit risk fees	(6)	(6)	(19)	(18)
Individual Life
Realized gains (losses)	3	2	8	4
Credit risk fees	(2)	(1)	(5)	(4)
Group Benefits
Realized gains (losses)	2	2	7	7
Credit risk fees	(2)	(2)	(7)	(6)
Other
Realized gains (losses)	(19)	(15)	(58)	(37)
Credit risk fees	17	15	52	46

Total	$—	$—	$—	$—

The majority of Life’s revenues are derived from customers within the United States. Life’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States.
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended September 30, 2005 and 2004, AARP accounted for earned premiums of $568 and $540, respectively, in Personal Lines. For the nine months ended September 30, 2005 and 2004, AARP accounted for earned premiums of $1.7 billion and $1.6 billion, respectively, in Personal Lines.
For further discussion of the types of products offered by each segment, see Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.
The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. The Property & Casualty underwriting segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. Net income (loss) for Property & Casualty is the sum of underwriting results, net investment income, net realized capital gains and losses, net servicing and other income, other expenses, and income taxes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Segment Information (continued)
The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines, Specialty Commercial and Other Operations segments, while net income is presented for Life, Property & Casualty and Corporate.

	Three Months Ended		Nine Months Ended
Revenues	September 30,		September 30,
	2005	2004	2005	2004

Life
Retail Products Group	$858	$842	$2,543	$2,369
Institutional Solutions Group	480	448	1,369	1,324
Individual Life	277	263	799	769
Group Benefits	1,049	1,009	3,143	3,013
Other	143	114	436	346

Total Life segment revenues	2,807	2,676	8,290	7,821
Income (loss) on equity securities held for trading [1]	1,500	(174)	2,024	383

Total Life [2]	4,307	2,502	10,314	8,204

Property & Casualty
Ongoing Operations
Earned premiums and other revenues
Business Insurance	1,194	1,095	3,541	3,174
Personal Lines	919	895	2,781	2,655
Specialty Commercial	517	595	1,618	1,490
Total Ongoing Operations earned premiums and other revenues	2,630	2,585	7,940	7,319
Other Operations earned premiums	2	(4)	4	22
Net investment income	349	309	1,014	915
Net realized capital gains	2	18	50	116

Total Property & Casualty	2,983	2,908	9,008	8,372

Corporate	8	6	24	16

Total revenues	$7,298	$5,416	$19,346	$16,592

[1]	Management does not include dividend income and the mark-to-market effects on the international operations’ trading securities portfolio in its segment revenues.

[2]	Amounts include net realized capital (losses) gains of $(35) and $28 for the three months ended September 30, 2005 and 2004, respectively. Amounts include net realized capital gains of $30 and $130 for the nine months ended September 30, 2005 and 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Segment Information (continued)

	Three Months Ended		Nine Months Ended
Net Income	September 30,		September 30,
	2005	2004	2005	2004

Life
Retail Products Group	$182	$140	$474	$375
Institutional Solutions Group	38	33	110	89
Individual Life	45	44	123	114
Group Benefits	68	70	191	165
Other [1] [2]	13	225	15	319

Total Life	346	512	913	1,062

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	125	(25)	384	297
Personal Lines	71	(137)	386	44
Specialty Commercial	(143)	(58)	(98)	(139)

Total Ongoing Operations underwriting results	53	(220)	672	202
Other Operations underwriting results	(53)	(110)	(191)	(389)

Total Property & Casualty underwriting results	—	(330)	481	(187)
Net servicing and other income [3]	12	10	40	40
Net investment income	349	309	1,014	915
Other expenses	(53)	(53)	(152)	(181)
Net realized capital gains	2	18	50	116
Income tax (expense) benefit [2]	(77)	70	(414)	(135)

Total Property & Casualty	233	24	1,019	568

Corporate	(40)	(42)	(125)	(135)

Net income	$539	$494	$1,807	$1,495

[1]	The nine months ended September 30, 2005 reflects a charge of $66 to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office and directed brokerage by the SEC, as discussed in Note 7.

[2]	For the three and nine months ended September 30, 2004 Life includes a $190 tax benefit recorded in its Other category and Property & Casualty includes a $26 tax benefit, which relate to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004.

[3]	Net of expenses related to service business.
4. Investments and Derivative Instruments

	September 30, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$8,047	$66	$(84)	$8,029	$7,446	$95	$(72)	$7,469
Commercial mortgage-backed securities (“CMBS”)
Agency backed	71	1	—	72	71	2	(1)	72
Non-agency backed	12,406	278	(115)	12,569	11,235	473	(32)	11,676
Collateralized mortgage obligations (“CMOs”)
Agency backed	939	4	(7)	936	1,138	11	(3)	1,146
Non-agency backed	143	—	—	143	80	1	—	81
Corporate	33,079	1,630	(321)	34,388	31,826	2,444	(117)	34,153
Government/Government agencies
Foreign	1,365	107	(4)	1,468	1,648	153	(5)	1,796
United States	1,051	30	(10)	1,071	1,116	22	(6)	1,132
Mortgage-backed securities (“MBS”)
Agency backed	3,508	8	(36)	3,480	2,774	29	(4)	2,799
States, municipalities and political subdivisions	11,650	653	(23)	12,280	10,589	760	(12)	11,337
Redeemable preferred stock	39	2	—	41	36	3	—	39
Short-term investments	1,984	—	—	1,984	3,400	—	—	3,400

Total fixed maturities	$74,282	$2,779	$(600)	$76,461	$71,359	$3,993	$(252)	$75,100

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments and Derivative Instruments (continued)
Investment Management Activities
In June 2005, Hartford Investment Management Company (“HIMCO”) issued and serves as the collateral manager for a synthetic collateralized loan obligation (“CLO”), which invests in senior secured bank loans through total return swaps (“referenced bank loan portfolio”). The CLO issued approximately $100 of notes and preferred shares (“CLO issuance”), approximately $85 of which was issued to third party investors. The proceeds from the CLO issuance were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolio swap counterparty. Investors in the CLO issuance receive the net proceeds from approximately a $600 notional referenced bank loan portfolio. Any principal losses incurred by the swap counterparty associated with the referenced bank loan portfolio are borne by the CLO issuance investors through the total return swaps. The Company’s investment in the CLO is $15, which is its maximum exposure to loss. The third party investors in the CLO have recourse only to the variable interest entity (“VIE”) assets and not to the general credit of the Company.
Pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”), the Company has concluded that the CLO is a VIE, however, the Company is not the primary beneficiary and, accordingly, is not required to consolidate the VIE. The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIE. The qualitative considerations included the Company’s co-investment in relation to the total CLO issuance. The quantitative analysis included calculating the variability of the CLO issuance based upon statistical techniques utilizing historical normalized default and recovery rates for the average credit quality of the initial referenced bank loan portfolio.
Including this issuance, total HIMCO managed CLO bank loan portfolios were $1.6 billion as of September 30, 2005.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, exchange traded futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price, equity market or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
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
The Company’s derivative transactions are permitted uses of derivatives under the derivatives use plans filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.
(For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 4 of Notes to Consolidated Financial Statements included in The Hartford’s 2004 Form 10-K Annual Report.)
Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	September 30, 2005		December 31, 2004
	Asset	Liability	Asset	Liability
	Values	Values	Values	Values

Other investments	$192	$—	$196	$—
Reinsurance recoverables	—	52	—	67
Other policyholder funds and benefits payable	99	—	129	—
Fixed maturities	—	—	4	—
Other liabilities	—	442	—	590

Total	$291	$494	$329	$657

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments and Derivative Instruments (continued)
The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2005 and December 31, 2004. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2005		December 31, 2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Cash flow hedge	$8,331	$(292)	$7,779	$(442)
Fair value hedge	2,142	(5)	1,113	(2)
Net investment hedge	—	—	401	(23)
Other investment and risk management activities	55,243	94	46,985	139

Total	$65,716	$(203)	$56,278	$(328)

The increase in notional amount since December 31, 2004, is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and new hedging strategies (see descriptions below). The increase in net fair value of derivative instruments since December 31, 2004, was primarily due to the strengthening of the U.S. dollar in comparison to foreign currencies and the increase in equity market volatility.
The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. (For further discussion, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.)
During the nine months ended September 30, 2005, the Company entered into interest rate swap agreements with a combined notional and fair value of $156 and $(1), respectively, to hedge the variability in certain variable rate Life issued investment contracts. These swaps convert the variable liability payment (e.g. based off of the Consumer Price Index) to a variable rate, London-Interbank Offered Rate (“LIBOR”), to better match the cash receipts earned from the supporting investment portfolio. As of September 30, 2005, the notional value of the swap agreements designated as cash flow hedges was $75 with an additional notional value of $81 associated with swap agreements classified within other investment and risk management activities.
During the nine months ended September 30, 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of September 30, 2005, the notional and fair value for these contracts were $489 and $25, respectively, and the net gain, after-tax, from these contracts was $1 and $7 for the three and nine months ended September 30, 2005, respectively.
The total notional amount of derivative contracts purchased to hedge the in-force GMWB exposure, as of September 30, 2005 and December 31, 2004, was $4.2 billion and $3.1 billion, respectively, with an associated net fair value of $141 and $108, respectively. Net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges. For the three months ended September 30, 2005 and 2004, the net effect was less than $1, after-tax. For the nine months ended September 30, 2005 and 2004, the net effect was a net gain of $5 and $4, after-tax, respectively.
During the first six months of 2005, the Company managed the yen currency risk associated with the yen denominated individual fixed annuity product (“yen fixed annuities”) with pay fixed U.S. dollars receive fixed yen zero coupon currency swaps (“fixed currency swaps”). In June 2005, the fixed currency swaps, with a notional value of $1.2 billion, were closed or restructured. During June 2005, the Company entered into pay variable U.S. dollar receive fixed yen zero coupon currency swaps (“currency swaps”) associated with the yen fixed annuities. As of September 30, 2005, the notional value and fair value of the currency swaps were $1.6 billion and $(125), respectively. A net loss of $23 and $40, after-tax, for the three and nine months ended September 30, 2005, respectively, which includes the changes in value of the currency swaps, the fixed currency swaps and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
In June 2005, certain U.S. dollar denominated fixed rate securities that back the yen fixed annuities were swapped to LIBOR using interest rate swaps. As of September 30, 2005, the interest rate swaps that qualified for fair value hedge accounting treatment had a notional value of $510 and a fair value of $13.
During the three months ended September 30, 2005, the Company terminated its yen denominated forwards that were used to hedge the yen to U.S. dollar exchange rate volatility related to the net investment in the Japanese Life subsidiary (Hartford Life Insurance K.K.). The notional and fair value of the contracts terminated during the three months ended September 30, 2005, were $408 and $17,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments and Derivative Instruments (continued)
respectively. The forward contracts over the life of the hedging program reported a gain of $12, after-tax, which is recorded in accumulated other comprehensive income (“AOCI”).
For the three and nine months ended September 30, 2005, net gains and losses representing the total ineffectiveness of all fair value hedges were $3, after-tax. For the three and nine months ended September 30, 2005, the after-tax net loss representing hedge ineffectiveness on cash flow hedges was $5 and $9, respectively. For the three and nine months ended September 30, 2005, the after-tax net loss representing hedge ineffectiveness on net investment hedges was less than $1. For the three and nine months ended September 30, 2004, the net gains and losses representing the total ineffectiveness of all fair value and net investment hedges were less than $1, after-tax. For the three and nine months ended September 30, 2004, the Company recorded a net loss of $3 and $6, after-tax, respectively, due to ineffectiveness on cash flow hedges primarily associated with interest rate swap hedges.
The total change in value for derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three months ended September 30, 2005 and 2004, the Company recognized an after-tax net loss of $39 and $9, respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. For the nine months ended September 30, 2005 and 2004, the Company recognized an after-tax net loss of $84 and an after-tax net gain of $19, respectively, for derivative-based strategies which do not qualify for hedge accounting treatment.
As of September 30, 2005, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $5. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is twenty-four months. For the three and nine months ended September 30, 2005 and 2004, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2005	2004

Balance, January 1	$7,438	$6,624
Capitalization	1,564	1,463
Amortization – Deferred Policy Acquisitions Costs	(830)	(671)
Amortization – Present Value of Future Profits	(30)	(31)
Amortization – Realized Capital (Gains)/Losses	(27)	(12)
Adjustments to unrealized gains and losses on securities available-for-sale and other	136	(215)
Acquisition of Hartford Life Group Insurance Company [1]	—	(11)

Balance, September 30	$8,251	$7,147

[1] For the nine months ended September 30, 2004 reflects the purchase price adjustment related to the acquisition of Hartford Life Group Insurance Company.
Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2005	2004

Balance, January 1	$1,071	$975
Capitalization	1,532	1,443
Amortization – Deferred Policy Acquisition Costs	(1,490)	(1,372)

Balance, September 30	$1,113	$1,046

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

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	96	26
Paid	(111)	(3)
Currency translation adjustment	—	(5)

Liability balance as of September 30, 2005	$159	$46

[1] The reinsurance recoverable asset related to the U.S. GMDB was $64 as of January 1, 2005 and $42 as of September 30, 2005.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance upon adoption – as of January 1, 2004	$217	$8
Incurred	93	15
Paid	(128)	(2)

Liability balance as of September 30, 2004	$182	$21

[1] The reinsurance recoverable asset related to the U.S. GMDB was $108 upon adoption of SOP 03-1 and $71 as of September 30, 2004.
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Reserve for Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claims Adjustment Expenses on the Company’s statement of operations. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.
The following table provides details concerning GMDB and GMIB exposure at September 30, 2005 and comparative totals at December 31, 2004:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$58,306	$5,469	$560	64
With 5% rollup [2]	4,056	533	98	62
With Earnings Protection Benefit Rider (EPB) [3]	5,297	277	52	60
With 5% rollup & EPB	1,453	129	23	62

Total MAV	69,112	6,408	733
Asset Protection Benefit (APB) [4]	24,534	17	9	60
Ratchet [5] (5 years)	33	2	—	67
Reset [6] (5-7 years)	7,572	490	490	65
Return of Premium [7]/Other	9,162	70	70	49

Subtotal U.S. Guaranteed Minimum Death Benefits	110,413	6,987	1,302	62
Japan Guaranteed Minimum Death and Income Benefit [8]	21,892	15	15	67

Total at September 30, 2005	$132,305	$7,002	$1,317

Total at December 31, 2004	$120,379	$8,259	$1,636

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining balance related to the Japan GMIB was $14.0 billion and $7.3 billion as of September 30, 2005 and December 31, 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specified percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the dollar level by which subsequent withdrawals may be made without reducing the GRB by more than a dollar for dollar basis. In certain contracts, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.
As of September 30, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $99 and $129, respectively. During the three months ended September 30, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $55 and $(41), respectively. During the nine months ended September 30, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $11 and $(15), respectively. There were no payments made for the GMWB during the three and nine months ended September 30, 2005 and 2004.
As of September 30, 2005 and December 31, 2004, $11.8 billion, or 33%, and $11.7 billion, or 39%, respectively, of account value representing all of the contracts written before July 2003, with the GMWB feature was reinsured and $24.4 billion, or 67%, and $18.1 billion, or 61%, respectively, was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established a hedging-based risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of September 30, 2005 and December 31, 2004 was $30.6 billion and $25.4 billion, respectively.
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
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
Fair Credit Reporting Act Putative Class Action – In October 2001, a complaint was filed in the United States District Court for the District of Oregon, on behalf of a putative nationwide class of homeowners and automobile policyholders from 1999 to the present, alleging that the Company willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. In July 2003, the district court granted summary judgment for the Company, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance.
The plaintiff appealed and, in August 2005, a panel of the United States Court of Appeals for the Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that the Company’s notices, even when sent, contained inadequate information. Although no court previously had decided the notice requirements applicable to insurers under FCRA, and the district court had not addressed whether the Company’s alleged violations of FCRA were willful because it had agreed with the Company’s interpretation of FCRA and found no violation, the Court of Appeals further held, over a dissent by one of the judges, that the Company’s failure to send notices conforming to the Court’s opinion constituted a willful violation of FCRA as a matter of law. FCRA provides for a statutory penalty of $100 to $1,000 per willful violation. Simultaneously, the Court of Appeals issued decisions in related cases against four other insurers, reversing the district court and holding that those insurers also had violated FCRA in similar ways. On October 3, 2005, the Court of Appeals withdrew its opinion in the Hartford case and issued a revised opinion, which changed certain language of the opinion but not the outcome.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Commitments and Contingencies (continued)
On October 31, 2005, the Company timely filed a petition for rehearing en banc in the Ninth Circuit, which is pending. No class has been certified, and the Company intends to continue to defend this action vigorously. The Company’s ultimate liability, if any, in this action is highly uncertain and subject to contingencies that are not yet known, such as whether the Ninth Circuit will grant the Company’s petition for rehearing en banc and, if so, the outcome of that rehearing; whether the United States Supreme Court will grant a petition for certiorari and, if so, the outcome of that proceeding; whether a class will be certified; the success of defenses that the Company may assert; and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in this action could have a material adverse effect on the Company’s consolidated results of operations or cash flows.
Asbestos and Environmental Claims – As discussed in Note 12 of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2004 Form 10-K Annual Report, the Company continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, the Company continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to the Company’s future consolidated operating results, financial condition and liquidity.
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
On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh. The complaint alleges, among other things, that certain insurance companies, including the Company, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Company was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.
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
In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds after January 1, 2004 from frequent trading by these owners. The specific terms of the indemnification have not been determined. Management expects that the ultimate liability with respect to this agreement in principle, after consideration of provisions made for potential losses, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company continues to cooperate fully with the SEC in these matters.
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against the Company. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC and the New York Attorney General’s Office regarding the potential resolution of the matters under investigation. However, the potential timing of any such resolution or the initiation of any formal action by either the SEC or the New York Attorney General’s Office is difficult to predict. The Company recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, the Company received a subpoena from the Connecticut Attorney General’s Office seeking information about the Company’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, the Company received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of the Company’s variable annuity products, or exchanges of other products for the Company’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, the Company received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into the Company’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Company is cooperating fully with the New York Attorney General’s Office in these matters.
The Company has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to the Company’s group annuity products, including single premium group annuities. These subpoenas seek information about how various group annuity products are sold, how the Company selects mutual funds offered as investment options in certain group annuity products, and how brokers selling the Company’s group annuity products are compensated. While neither the New York Attorney General’s Office nor the Connecticut Attorney General’s Office has initiated any formal action against the Company to date, the Company believes that they are likely to take some action at the conclusion of their respective investigations into the Company’s broker compensation practices in the single premium group annuity business. The potential timing of any such action is difficult to predict, and the Company’s ultimate liability from any such action is not reasonably estimable at this time. On July 14, 2005, the Company received an additional subpoena from the Connecticut Attorney General’s Office concerning the Company’s structured settlement business. This subpoena requests information about the Company’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Company is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.
The Company has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Company is cooperating fully with the New York Attorney General’s Office in this matter.
Other
During the second quarter of 2005, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the nine months ended September 30, 2005 and 2004 include the following components:

	Pension		Other Postretirement
	Benefits		Benefits
	2005	2004	2005	2004

Service cost	$87	$75	$9	$9
Interest cost	136	128	20	21
Expected return on plan assets	(164)	(150)	(6)	(6)
Amortization of prior service cost	(10)	(10)	(17)	(17)
Amortization of unrecognized net losses	54	34	3	3

Net periodic benefit cost	$103	$77	$9	$10

Employer Contributions
On April 15, 2005, the Company, at its discretion, made a $200 contribution into the U.S. qualified defined benefit plan. The Company’s 2005 required minimum funding contribution is immaterial.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2005, compared with December 31, 2004, and its results of operations for the three and nine months ended September 30, 2005, compared to the equivalent 2004 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2004 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims and related litigation; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the difficulty in predicting the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of more unfavorable loss experience than anticipated; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that terrorism reinsurance legislation is not extended or renewed beyond 2005; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.
INDEX

Overview	23
Critical Accounting Estimates	25
Consolidated Results of Operations	27
Life	29
Retail Products Group	33
Institutional Solutions Group	35
Individual Life	36
Group Benefits	37
Property & Casualty	38
Business Insurance	49
Personal Lines	51
Specialty Commercial	54
Other Operations (Including Asbestos and Environmental Claims)	56
Investments	60
Investment Credit Risk	66
Capital Markets Risk Management	69
Capital Resources and Liquidity	71
Accounting Standards	77
OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eight operating segments.
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from many of its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 29. For further overview of Property & Casualty’s profitability and analysis, see page 38. These overviews are qualified in their entirety by the full MD&A discussion below.

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
In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds after January 1, 2004 from frequent trading by these owners. The specific terms of the indemnification have not been determined. Management expects that the ultimate liability with respect to this agreement in principle, after consideration of provisions made for potential losses, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company continues to cooperate fully with the SEC in these matters.
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against the Company. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC and the New York Attorney General’s Office regarding the potential resolution of the matters under investigation. However, the potential timing of any such resolution or the initiation of any formal action by either the SEC or the New York Attorney General’s Office is difficult to predict. The Company recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, the Company received a subpoena from the Connecticut Attorney General’s Office seeking information about the Company’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, the Company received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of the Company’s variable annuity products, or exchanges of other products for the Company’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, the Company received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into the Company’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Company is cooperating fully with the New York Attorney General’s Office in these matters.
The Company has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to the Company’s group annuity products, including single premium group annuities. These subpoenas seek information about how various group annuity products are sold, how the Company selects mutual funds offered as investment options in certain group annuity products, and how brokers selling the Company’s group annuity products are compensated. While neither the New York Attorney General’s Office nor the Connecticut Attorney General’s Office has initiated any formal action against the Company to date, the Company believes that they are likely to take some action at the conclusion of their respective investigations into the Company’s broker compensation practices in the single premium group annuity business. The potential timing of any such action is difficult to predict, and the Company’s ultimate liability from any such action is not reasonably estimable at this time. On July 14, 2005, the Company received an additional subpoena from the Connecticut Attorney General’s Office concerning the Company’s structured settlement business. This subpoena requests information about the Company’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Company is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.
The Company has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Company is cooperating fully with the New York Attorney General’s Office in this matter.
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: insurance reserves; Life operations deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; pension and other postretirement benefits; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts and disclosures provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of each of these critical accounting estimates, see The Hartford’s 2004 Form 10-K Annual Report.

Life Deferred Policy Acquisition Costs and Present Value of Future Profits
Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At September 30, 2005 and December 31, 2004, the carrying value of Life’s DAC was $8.3 billion and $7.4 billion, respectively. For statutory accounting purposes, such policy acquisition costs are expensed as incurred.
DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits that vary from management’s estimates result in increases or decreases in the rate of amortization, commonly referred to as a true-up, which are recorded in the current period. The true-up recorded for the three months ended September 30, 2005 and 2004 was an increase (decrease) to amortization of $(4) and $20, respectively. The true-up recorded for the nine months ended September 30, 2005 and 2004 was an increase to amortization of $10 and $28, respectively.
Life regularly evaluates its estimates of future gross profits combined with actual gross profits earned to date to determine if actual experience or other evidence suggests that those earlier estimates of future gross profits should be revised. In the event that Life were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to Life’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the nine months ended September 30, 2005 and 2004. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.4% to 7.9% for the nine months ended September 30, 2005 and 2004.
Life had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of September 30, 2005, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, Life does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of September 30, 2005 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, Life has estimated that the present value of the EGPs is likely to remain within a reasonable range even if overall separate account assets decline by 18.5% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.
Additionally, Life continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at September 30, 2005. If the Company assumed a 9% average long-term rate of growth from September 30, 2005 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative decrease to amortization would be approximately $20-$25, after-tax. If, instead, the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $15-$20, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.
Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. Life’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,229 on September 30, 2005), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. Life tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, Life routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2005, Life believed variable annuity separate account assets could fall by at least 35% before portions of its DAC asset would be unrecoverable.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
Operating Summary	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Earned premiums	$3,562	$3,532	1%	$10,693	$10,036	7%
Fee income	1,029	867	19%	2,944	2,533	16%
Net investment income
Securities available-for-sale and other	1,124	1,040	8%	3,263	3,071	6%
Equity securities held for trading [1]	1,500	(174)	NM	2,024	383	NM

Total net investment income	2,624	866	NM	5,287	3,454	53%
Other revenues	116	107	8%	344	329	5%
Net realized capital gains (losses)	(33)	44	NM	78	240	(68%)

Total revenues	7,298	5,416	35%	19,346	16,592	17%

Benefits, claims and claim adjustment expenses [1]	4,769	3,467	38%	11,570	10,052	15%
Amortization of deferred policy acquisition costs and present value of future profits	812	707	15%	2,350	2,074	13%
Insurance operating costs and expenses	786	719	9%	2,301	2,077	11%
Interest expense	62	61	2%	189	189	—
Other expenses	173	155	12%	499	498	—

Total benefits, claims and expenses	6,602	5,109	29%	16,909	14,890	14%

Income before income taxes and cumulative effect of accounting change	696	307	127%	2,437	1,702	43%
Income tax expense (benefit)	157	(187)	NM	630	184	NM%

Income before cumulative effect of accounting change	539	494	9%	1,807	1,518	19%

Cumulative effect of accounting change, net of tax [2]	—	—	—	—	(23)	100%

Net income	$539	$494	9%	$1,807	$1,495	21%

[1] Includes dividend income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.
[2] For the nine months ended September 30, 2004 represents the cumulative impact of the Company’s adoption of Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, (“SOP 03-1”).
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended September 30, 2005 compared to the three months ended September 30, 2004:
Net income increased $45 for the three months ended September 30, 2005 compared with the prior year period. The increase was primarily due to the following:
•	An increase in Property & Casualty net income of $209, driven by improved underwriting results and increased net investment income, partially offset by a decrease in net realized capital gains. The improvement in Property & Casualty underwriting results was driven primarily by a reduction in current accident year catastrophe losses; reduced unfavorable prior accident year loss reserve development compared to 2004 and earned premium growth, partially offset by an increase in catastrophe treaty reinstatement premiums.

•	An increase in net income for the Retail Products Group segment of $42, primarily driven by improved fee income from higher assets under management.
Partially offsetting the increase was:
•	A $216 tax benefit recorded in the three months ended September 30, 2004 to reflect the impact of the Internal Revenue Service (“IRS”) audit settlement on tax years prior to 2004.
Total revenues increased $1.9 billion for the three months ended September 30, 2005 compared with the prior year period. The increase was primarily due to the following:
•	An increase of $1.8 billion in net investment income, driven primarily by a $1.7 billion increase in net investment income on the Company’s trading securities portfolio. Also contributing to the increase in net investment income was a higher invested asset base.

•	An increase of $162 in fee income driven primarily by growth in average account values, which were positively influenced by market appreciation.
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:
Net income increased $312 for the nine months ended September 30, 2005 compared with the prior year period. The increase was primarily due to the following:
•	An increase in Property & Casualty net income of $451, driven primarily by improved underwriting results in all Property & Casualty segments, increased net investment income and a reduction in other expenses, partially offset by a decrease in net realized capital gains.

•	An increase in net income for the Retail Products Group segment of $99, driven primarily by increased fee income from higher assets under management; improved equity market conditions and the effect on 2004 results of the adoption of SOP 03-1.

•	An increase in net income for the Group Benefits segment of $26, driven primarily by higher net investment income and a favorable loss ratio.
Partially offsetting the increase was:
•	A $216 tax benefit recorded in the three months ended September 30, 2004 to reflect the impact of the IRS audit settlement on tax years prior to 2004.

•	A charge of $66 recorded in 2005 in Life to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office and directed brokerage by the SEC.
Total revenues increased $2.8 billion for the nine months ended September 30, 2005 compared with prior year period. The increase was primarily due to the following:
•	An increase of $1.8 billion in net investment income, driven primarily by a $1.6 billion increase in net investment income on the Company’s trading securities portfolio. Also contributing to the increase was an increase in the average invested asset base.

•	An increase of $657 in earned premiums including an increase of $367 in the Business Insurance segment driven primarily by new business growth outpacing non-renewals in small commercial and middle market and modest earned pricing increases in small commercial, partially offset by the effect of earned pricing decreases in middle market; an increase of $130 in Personal Lines primarily as a result of growth in the AARP and Agency business units; and an increase of $110 in Specialty Commercial primarily due to a $199 increase in casualty and increases in bond, professional liability and other, partially offset by a $155 decrease in property.

•	An increase of $411 in fee income primarily driven by increased individual annuity assets under management in the United States and Japan.
Income Taxes
The effective tax rate for the three months ended September 30, 2005 and 2004 was 23% and (61%), respectively. The effective tax rate for the nine months ended September 30, 2005 and 2004 was 26% and 11%, respectively. The principal causes of the difference between the 2005 effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). The principal causes of the difference between the 2004 effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets, the separate account DRD and the tax benefit associated with the settlement of the 1998-2001 IRS audit.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level.
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

	Three Months Ended			Nine Months Ended
Net Income	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Life
Retail Products Group	$182	$140	30%	$474	$375	26%
Institutional Solutions Group	38	33	15%	110	89	24%
Individual Life	45	44	2%	123	114	8%
Group Benefits	68	70	(3%)	191	165	16%
Other	13	225	(94%)	15	319	(95%)

Total Life	346	512	(32%)	913	1,062	(14%)
Total Property & Casualty	233	24	NM	1,019	568	79%
Corporate	(40)	(42)	5%	(125)	(135)	7%

Total net income	$539	$494	9%	$1,807	$1,495	21%

The Property & Casualty segments are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, income from servicing businesses, other expenses, and income taxes is net income (loss).
The following is a summary of Property & Casualty underwriting results by segment.

Underwriting Results (before-tax)	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Business Insurance	$125	$(25)	NM	$384	$297	29%
Personal Lines	71	(137)	NM	386	44	NM
Specialty Commercial	(143)	(58)	(147%)	(98)	(139)	29%
Other Operations	(53)	(110)	52%	(191)	(389)	51%

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

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product/Key Indicator Information	2005	2004	2005	2004

U.S. Variable Annuities
Account value, beginning of period	$99,747	$92,504	$99,617	$86,501
Net flows	(348)	953	(1)	4,806
Change in market value and other	4,193	(1,378)	3,976	772

Account value, end of period	$103,592	$92,079	$103,592	$92,079

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Retail Mutual Funds
Assets under management, beginning of period	$25,958	$22,734	$25,240	$20,301
Net sales	73	439	776	2,118
Change in market value and other	1,491	(479)	1,506	275

Assets under management, end of period	$27,522	$22,694	$27,522	$22,694

Individual Life Insurance
Variable universal life account value, end of period			$5,700	$4,860
Total life insurance inforce, end of period			$147,278	$136,686

S&P 500 Index
Period end closing value			1,229	1,115
Daily average value	1,224	1,104	1,200	1,120

Japan Annuities
Account value, end of period			$23,299	$11,127
Net flows	$2,704	2,182	$8,815	$4,919

•	The increase in U.S. variable annuity account values can be attributed to market growth over the past four quarters.

•	Net flows and net sales for the U.S. variable annuity and retail mutual fund businesses, respectively, have decreased from prior year levels. In particular, variable annuity net flows and mutual fund net sales were impacted due to lower sales levels and higher surrenders due to increased competition.

•	The change in the market value will be based on market conditions.

•	Japan annuity account values and net flows continue to grow as a result of strong sales and significant market growth.
Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract and therefore management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative impact on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on mortgage backed securities and liquidation of partnership investments. Interest credited can be positively or negatively impacted by mortality experience on policies that have life contingent benefits. In addition, insurance type contracts such as those sold by the Group Benefits segment collect and invest premiums (discussed below) for protection from losses specified in the particular insurance contract.
•	Net investment income and interest credited on general account assets in Other increased for the three and nine months ended September 30, 2005 due to the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in the Retail Products Group declined for the three and nine months ended September 30, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program and was partially offset by surrenders in the private placement life insurance (“PPLI”) business.
Premiums
As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. Sales are one indicator of future premium growth.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Group Benefits	2005	2004	2005	2004

Earned premiums and other considerations	$950	$914	$2,846	$2,735
Fully insured ongoing sales (excluding buyouts)	157	107	643	552

•	Earned premiums and other considerations for the nine months ended September 30, 2005 include $26 in buyout premiums compared to $1 in the prior year comparable period.

Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Retail Products Group

Expense ratio, annualized (individual annuity)	16.8 bps	19.3 bps	17.7 bps	18.9 bps
DAC amortization ratio (individual annuity)	48.5%	50.5%	48.9%	50.6%

Individual Life

Death benefits	$54	$60	$183	$188

Group Benefits

Loss ratio (excluding buyout premiums)	72.4%	73.4%	73.8%	74.8%
Expense ratio (excluding buyout premiums)	28.0%	26.4%	27.4%	27.2%

•	Individual annuity’s expense ratio for the three and nine months ended September 30, 2005 continued to benefit from the Company’s disciplined expense management and economies of scale in the variable annuity business. Additionally, individual annuity’s expense ratio continues to be one of the lowest ratios of general insurance expenses as a percent of assets under management in the industry, holding near the range of 18-20 bps of average account value for the nine months ended September 30, 2005.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for both the three and nine months ended September 30, 2005 as a result of higher gross profits and a lower amount of additional deposits received on existing business.

•	Individual Life death benefits decreased for both the three and nine months ended September 30, 2005 due to favorable mortality experience in the third quarter of 2005, the lowest level of mortality in the last seven quarters.

•	The Group Benefits loss ratio, excluding buyouts, for the three and nine months ended September 30, 2005 decreased due to favorable morbidity and mortality experience.

•	The Group Benefits expense ratio, excluding buyouts, increased for the three and nine months ended September 30, 2005 primarily due to increased operating expenses to support business growth. In addition, the expense ratio for the three months ended September 30, 2005 increased due to higher commissions on the experience rated portion of the financial institution business resulting from improved life mortality.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Ratios	2005	2004	2005	2004

Retail Products Group
Individual annuity return on assets (“ROA”) excluding cumulative effect of accounting change	56.7 bps	49.0 bps	52.0 bps	46.6 bps
Group Benefits
After-tax margin	7.2%	7.7%	6.8%	6.0%

•	Individual annuity’s ROA increased for the three and nine months ended September 30, 2005, compared to the respective prior year periods. In particular, variable annuity fees and fixed annuity general account spreads each increased for the three and nine months ended September 30, 2005 compared to the prior year periods. The increase in the ROA can be attributed to the increase in account values and resulting increased fees including GMWB rider fees without a corresponding increase in expenses; while the increase in fixed annuity general account spread resulted from fixed annuity contracts that were repriced upon the contract reaching maturity.

•	The decline in the Group Benefits after-tax margin for the three months ended September 30, 2005 was due to a higher expense ratio partially offset by a lower loss ratio. The improvement in the after-tax margin for the nine months ended September 30, 2005 was primarily due to favorable loss ratios and higher net investment income as compared to 2004.

	Three Months Ended			Nine Months Ended
Life Operating Summary	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Earned premiums	$1,045	$1,058	(1%)	$3,091	$3,023	2%
Fee income	1,026	864	19%	2,936	2,527	16%
Net investment income Securities available-for-sale and other	771	726	6%	2,233	2,141	4%
Equity securities held for trading [1]	1,500	(174)	NM	2,024	383	NM

Total net investment income	2,271	552	NM	4,257	2,524	69%
Net realized capital gains (losses)	(35)	28	NM	30	130	(77%)

Total revenues	4,307	2,502	72%	10,314	8,204	26%

Benefits, claims and claim adjustment expenses [1]	2,926	1,325	121%	6,421	4,733	36%
Amortization of deferred policy acquisition costs and present value of future profits	312	236	32%	860	702	23%
Insurance operating costs and expenses	612	526	16%	1,779	1,563	14%
Other expenses	9	(1)	NM	58	3	NM

Total benefits, claims and expenses	3,859	2,086	85%	9,118	7,001	30%

Income before income taxes and cumulative effect of accounting change	448	416	8%	1,196	1,203	(1%)
Income tax expense	102	(96)	NM	283	118	140%

Income before cumulative effect of accounting change	346	512	(32%)	913	1,085	(16%)
Cumulative effect of accounting change, net of tax [2]	—	—	—	—	(23)	100%

Net income	$346	$512	(32%)	$913	$1,062	(14%)

[1]	Includes dividend income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004
Life’s net income for the three and nine months ended September 30, 2005 decreased compared to the respective prior year periods due to higher income tax expense. Income tax expense increased for the three and nine months ended September 30, 2005 due to an after-tax benefit of $190 recorded in the three months ended September 30, 2004 to reflect the impact of the Internal Revenue Service (“IRS”) audit settlement on tax years prior to 2004. In addition, approximately $20 of additional DRD benefit was recorded in the third quarter ended September 30, 2004 to reflect the change in estimate applicable to the first three quarters of 2004. Partially offsetting the increase in income tax expense compared to the prior year period was a change in the DRD benefit related to the 2005 tax year of $10. Additional contributing factors to the decrease in net income can be found below.
•	For the three months ended September 30, 2005, the Company experienced realized capital losses as compared to realized capital gains for the three months ended September 30, 2004. For the nine months ended September 30, 2005, realized capital gains decreased as compared to the respective prior year period. See the Investments section for further discussion of investment results and related realized capital gains and losses.

•	Life recorded a charge of $66 for the nine months ended September 30, 2005, in the Other category, to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office and directed brokerage by the SEC.

•	Life recorded an after-tax expense of $24 during the nine months ended September 30, 2005, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.

•	Net income in Group Benefits decreased 3% for the three months ended September 30, 2005 primarily due to a $4 after-tax provision for Hurricane Katrina and higher operating costs.

•	Net income in the international operations decreased for the three months ended September 30, 2005 principally due to realized capital losses for the Japan operations in the current year period.
Partially offsetting the decreases to earnings discussed above was:
•	Net income in the Retail Products Group increased 30% and 26% for the three and nine months ended September 30, 2005, respectively, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year periods.

•	The Institutional Solutions Group contributed higher earnings, increasing 15% and 24% for the three and nine months ended September 30, 2005, respectively, driven by higher assets under management and the recognition of deferred gains that resulted from three leveraged COLI surrenders.

•	Individual Life earnings increased for both periods primarily driven by favorable mortality experience and growth in fee income generated from higher life insurance inforce and account values.

•	Net income in Group Benefits increased 16% for the nine months ended September 30, 2005, primarily due to a favorable loss ratio and higher net investment income as compared to the prior year period.

•	Net income for the international operations, which is included in the Other category, increased for the nine months ended September 30, 2005 compared to the prior year period primarily driven by the increased fees from an increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $23.3 billion at September 30, 2005 from $11.1 billion at September 30, 2004.

•	Higher net investment income across businesses for the three and nine months ended September 30, 2005 driven by a higher asset base and increased partnership income, as compared to the respective prior year periods.
Outlook
•	Due to gains in the equity markets and positive net flows and net sales, total Company assets under management grew 16% as of September 30, 2005 as compared to the respective prior year period resulting in increased fee income earned on those assets. The growth and profitability of the Company in the future is dependent to a large degree on the performance of the equity markets as well as its ability to attract new customers and retain assets under management.

•	While variable annuity account values have grown during 2005 within the individual annuity business, U.S. sales have decreased during the first nine months of 2005 compared to 2004 due to increased sales competition related to guaranteed living benefits, which is likely to continue in the future. In addition, net flows are flat on a year to date basis and will likely end the year negative. These factors may negatively affect assets under management growth of the U.S. individual annuities business.

•	Also contributing to the Company’s performance for the nine months ended September 30, 2005 was increased earnings in the Company’s international operations (included in the Other category), which was primarily the result of the growth in assets under management. This growth was driven by record sales of $9.4 billion and positive net flows in Japan for the first nine months of 2005, which, coupled with market returns, increased Japan’s assets under management to $23.3 billion at September 30, 2005 from $11.1 billion at September 30, 2004. Although the Company’s international operations have experienced significant growth during 2005, seasonality and increased competition could lead to lower sales levels in the fourth quarter of 2005.
RETAIL PRODUCTS GROUP

	Three Months Ended			Nine Months Ended
Operating Summary	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Fee income	$622	$521	19%	$1,794	$1,540	16%
Earned premiums	(15)	50	NM	(31)	19	NM
Net investment income	250	272	(8%)	771	810	(5%)
Net realized capital gains (losses)	1	(1)	NM	9	—	NM

Total revenues	858	842	2%	2,543	2,369	7%

Benefits, claims and claim adjustment expenses	229	336	(32%)	726	852	(15%)
Insurance operating costs and other expenses	219	189	16%	677	544	24%
Amortization of deferred policy acquisition costs and present value of future profits	191	159	20%	559	486	15%

Total benefits, claims and expenses	639	684	(7%)	1,962	1,882	4%

Income before income taxes and cumulative effect of accounting change	219	158	39%	581	487	19%
Income tax expense	37	18	106%	107	93	15%

Income before cumulative effect of accounting change	182	140	30%	474	394	20%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(19)	100%

Net income	$182	$140	30%	$474	$375	26%

Assets Under Management

Individual variable annuity account values				$103,592	$92,079	13%
Individual fixed annuity and other account values				10,323	11,471	(10%)
Other retail products account values				8,589	5,926	45%

Total account values [2]				122,504	109,476	12%
Retail mutual fund assets under management				27,522	22,694	21%
Other mutual fund assets under management				1,773	1,204	47%

Total mutual fund assets under management				29,295	23,898	23%

Total assets under management				$151,799	$133,374	14%

[1]	For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.
Net income for the three and nine months ended September 30, 2005 increased compared to the respective prior year periods primarily due to improved fee income driven by higher assets under management. Assets under management increased primarily as a result of market growth. A more expanded discussion of earnings growth can be found below.
•	Fee income in the variable annuity business increased for the three and nine months ended September 30, 2005 primarily due to growth in average account values. The year-over-year increase in average account values of 13% can be attributed to market appreciation of $10.9 billion over the past four quarters and approximately $600 of net flows over the past four quarters. The amount of net flows has declined significantly for the three and nine months ended September 30, 2005 compared to the respective prior year periods due to increased surrender activity, and increased sales competition, particularly as it relates to guaranteed living benefits.

•	Mutual fund fee income increased for the three and nine months ended September 30, 2005 compared to the respective prior year periods due to increased assets under management driven by market appreciation of $3.7 billion and net sales of $1.2 billion during the past four quarters. Despite the increase in assets under management, the amount of net sales has declined in the three and nine months ended September 30, 2005 compared to the respective prior year periods. This decrease is attributed to lower gross sales due to market competition and higher redemption amounts.

•	401(k) and other retail products fee income increased for the three and nine months ended September 30, 2005 compared to the respective prior year periods as a result of positive net flows from the 401(k) business of $1.8 billion over the past four quarters driven by strong sales contributing to the increase in 401(k) assets under management of 43% to $8.3 billion. Total deposits and net flows increased substantially by 31% and 33%, respectively, over the prior year nine month period primarily due to the expansion of wholesaling capabilities and new product offerings.

•	The fixed annuity business contributed higher net income, excluding the cumulative effects of accounting change in 2004, due to improved investment spreads from the MVA products.

•	Benefits and claims and claim adjustment expenses have decreased for the three and nine months ended September 30, 2005 due to an increase in reserves in the third quarter of 2004 related to the acquisition of a block of business from London Pacific. The increase in reserves was offset by an equivalent increase in earned premium. Also contributing to the decrease in benefits expense for both the three and nine month periods is a decrease in interest credited as older fixed annuity MVA business with higher credited rates matures and receives lower credited rates at renewal.
Partially offsetting these positive earnings drivers were the following items:
•	Throughout Retail, insurance operating costs and other expenses increased for the three and nine months ended September 30, 2005 compared to the respective prior year periods. General insurance expenses increased due to an increase in investment technology services and sales and marketing. In addition, during the second quarter of 2005, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimates.

•	The effective tax rate increased for the three months ended September 30, 2005 compared to the respective prior year due to changes in estimates in the DRD benefit. The changes in estimates were $9 and $18 for the three months ended September 30, 2005 and 2004, respectively.

•	Higher amortization of DAC, which resulted from higher gross profits due to the positive earnings drivers as discussed above.

INSTITUTIONAL SOLUTIONS GROUP

Operating Summary	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Fee income	$57	$77	(26%)	$191	$227	(16%)
Earned premiums	127	100	27%	327	304	8%
Net investment income	296	269	10%	851	788	8%
Net realized capital gains	—	2	(100%)	—	5	(100%)

Total revenues	480	448	7%	1,369	1,324	3%

Benefits, claims and claim adjustment expenses	375	363	3%	1,067	1,075	(1%)
Insurance operating costs and other expenses	31	27	15%	88	71	24%
Dividends to policyholders	13	2	NM	33	22	50%
Amortization of deferred policy acquisition costs and present value of future profits	11	9	22%	30	28	7%

Total benefits, claims and expenses	430	401	7%	1,218	1,196	2%

Income before income taxes and cumulative effect of accounting change	50	47	6%	151	128	18%
Income tax expense	12	14	(14%)	41	38	8%

Income before cumulative effect of accounting change	38	33	15%	110	90	22%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(1)	100%

Net income	$38	$33	15%	$110	$89	24%

Assets Under Management	September 30,	September 30,
	2005	2004	Change

Institutional account values	$17,174	$14,011	23%
Governmental account values	10,162	9,437	8%
PPLI account values Variable products	23,537	21,889	8%
Leveraged COLI	1,814	2,520	(28%)

Total account values [2]	52,687	47,857	10%
Mutual fund assets under management	1,471	1,300	13%

Total assets under management	$54,158	$49,157	10%

[1]	For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

	Three Months Ended			Nine Months Ended
Net Flows and Net Sales	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Institutional	$887	$427	107%	$1,949	$795	145%
Governmental	(263)	70	NM	(215)	280	NM
PPLI	68	117	(42%)	(306)	393	NM
Mutual Funds net sales	(513)	38	NM	(130)	105	NM

Total Net Flows and Net Sales	$179	$652	(73%)	$1,298	$1,573	(17%)

Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004
Net income increased for the three and nine months ended September 30, 2005 compared to the respective prior year periods. The increase in net income for the three months ended September 30, 2005 was driven by higher earnings in the institutional business. The increase in net income for the nine months ended September 30, 2005 was primarily driven by higher earnings in the institutional and PPLI businesses. A more expanded discussion of earnings growth can be found below.
•	Total revenues increased in the institutional business driven by positive net flows of $2.2 billion during the past four quarters, which resulted in higher assets under management. Net flows for the institutional business increased for the three and nine months ended September 30, 2005 compared to the prior year period, primarily as a result of the Company’s funding agreement backed Investor Notes program, which was launched in the third quarter of 2004. (For a discussion of the Investor Notes program, see the MD&A section of The Hartford’s 2004 Form 10-K.) Investor Notes sales for the nine months ended September 30, 2005 were $1.9 billion.

•	Net income for the institutional business increased for the nine months ended September 30, 2005 due to improved investment spread as a result of higher partnership income. For further discussion of investment spread see the Overview section. For the three months ended September 30, 2005 and 2004, gains related to mortality, investments or other activity were $5 and $2 after-tax, and for the nine months ended September 30, 2005 and 2004, gains related to mortality, investments or other activity were $9 and $1 after-tax, respectively.

•	Net income for the PPLI business increased for the nine months ended September 30, 2005 compared to the prior year period primarily due to the recognition of a $6 after-tax deferred gain that resulted from three leveraged COLI surrenders totaling $716.
Partially offsetting these positive earnings drivers were the following items:
•	An increase in insurance operating costs and other expenses of $17 for the nine months ended September 30, 2005 was principally driven by increased amortization related to higher information technology expenditures supporting the Institutional segment’s business, as well as costs attributed to marketing.

•	An increase in dividends to policyholders of $11 for the nine months ended September 30, 2005 was driven by experience-rated refunds occurring within the PPLI business as a result of favorable mortality experience.

•	Fee income decreased for the three and nine months ended September 30, 2005 compared to prior periods due to lower insurance fees on PPLI’s leveraged COLI product driven by the decrease in leveraged COLI assets as a result of the leveraged COLI surrenders previously discussed.
INDIVIDUAL LIFE

Operating Summary	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Fee income	$207	$190	9%	$593	$557	6%
Earned premiums	(8)	(6)	(33%)	(23)	(16)	(44%)
Net investment income	78	78	—	229	227	1%
Net realized capital gains	—	1	(100%)	—	1	(100%)

Total revenues	277	263	5%	799	769	4%

Benefits, claims and claim adjustment expenses	112	115	(3%)	352	360	(2%)
Insurance operating costs and other expenses	43	41	5%	125	120	4%
Amortization of deferred policy acquisition costs and present value of future profits	58	43	35%	144	122	18%

Total benefits, claims and expenses	213	199	7%	621	602	3%

Income before income taxes and cumulative effect of accounting change	64	64	—	178	167	7%
Income tax expense	19	20	(5%)	55	52	6%

Income before cumulative effect of accounting change	45	44	2%	123	115	7%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(1)	100%

Net income	$45	$44	2%	$123	$114	8%

Account Values
Variable universal life insurance				$5,700	$4,860	17%
Universal life/interest sensitive whole life				3,599	3,350	7%
Modified guaranteed life and other				716	733	(2%)

Total account values				$10,015	$8,943	12%

Life Insurance Inforce

Variable universal life insurance				$70,569	$68,051	4%
Universal life/interest sensitive whole life				40,694	38,717	5%
Modified guaranteed life and other				36,015	29,918	20%

Total life insurance inforce				$147,278	$136,686	8%

[1]	For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004
Net income increased for the three and nine months ended September 30, 2005 compared to the respective prior year period primarily due to business growth which resulted in increases in both life insurance inforce and account values. The following factors contributed to the earnings increase:
•	Fee income increased $17 and $36 for the three and nine months ended September 30, 2005, respectively. Other fee income, a component of total fee income, increased $10 and $15 in the three and nine months ended September 30, 2005, respectively, primarily due to improved product performance and growth. Cost of insurance charges, another component of fee income, increased $5 and $15 for the three and nine months ended September 30, 2005, respectively driven by business growth and aging in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income grew $2 and $6 for the three and nine months ended September 30, 2005, respectively, as favorable equity markets and increased premiums over withdrawals added to the variable universal life account value.

•	Net investment income increased $2 for the nine months ended September 30, 2005 due to increased general account assets from sales growth, partially offset by a reduction in non-recurring investment income (prepayments on bonds) as compared to the prior year period.

•	Benefits, claims and claim adjustment expenses decreased $3 and $8 for the three and nine months ended September 30, 2005, respectively, primarily due to favorable mortality experience in the third quarter of 2005, the lowest level of mortality in the last seven quarters. This was partially offset by the absence of a reserve refinement benefit in 2004.
Partially offsetting these positive earnings drivers were the following factors:
•	Amortization of DAC increased primarily as a result of product mix and higher gross margins.

•	Operating costs increased over the corresponding prior year periods as a result of business growth.
GROUP BENEFITS

Operating Summary	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Earned premiums and other	$950	$914	4%	$2,846	$2,735	4%
Net investment income	99	95	4%	297	277	7%
Net realized capital gains	—	—	—	—	1	(100%)

Total revenues	1,049	1,009	4%	3,143	3,013	4%

Benefits, claims and claim adjustment expenses	688	671	3%	2,106	2,045	3%
Insurance operating costs and other expenses	258	234	10%	752	726	4%
Amortization of deferred policy acquisition costs and present value of future profits	8	7	14%	22	18	22%

Total benefits, claims and expenses	954	912	5%	2,880	2,789	3%

Income before income taxes	95	97	(2%)	263	224	17%
Income tax expense	27	27	—	72	59	22%

Net income	$68	$70	(3%)	$191	$165	16%

Earned Premiums and Other

Fully insured – ongoing premiums	$940	$904	4%	$2,792	$2,706	3%
Buyout premiums	1	1	—	26	1	NM
Other	9	9	—	28	28	—

Total earned premiums and other	$950	$914	4%	$2,846	$2,735	4%

Group Benefits has a block of financial institution business that is experience rated. This business comprises approximately 9% of the segment’s premiums and other considerations (excluding buyouts) and, on average, approximately 5% of the segment’s net income. Under the terms of this business the loss experience will inversely affect the commission expenses incurred.
Three months ended September 30, 2005 compared to the three months ended September 30, 2004
Net income decreased primarily due to a $4 after-tax provision for Hurricane Katrina and higher operating costs for the three months ended September 30, 2005 as compared to the prior year period. The following factor contributed to the earnings decrease:
•	The segment’s expense ratio (defined as insurance operating costs and other expenses and amortization of DAC as a percentage of premiums and other considerations excluding buyouts) increased for the three months ended September 30, 2005 to 28.0%, from 26.4% in the prior year period. This increase in expense ratio was primarily attributed to lower losses, which resulted in increased commissions, on the experience rated portion of the financial institution business and increased operating expenses due principally to increased staffing to support business growth. Excluding financial institutions, the expense ratio was 23.8%, up from 22.5% for the three months ended September 30, 2005.
Partially offsetting the expense increases noted above were the following items:
•	Earned premiums increased 4% driven by sales and persistency.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 72.4%, down from 73.4% in the third quarter 2004 due to favorable life mortality experience as well as improved disability experience. Excluding financial institutions, the loss ratio was 77.1%, down from 77.6% in the third quarter of 2004.
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
Net income increased primarily due to higher earned premiums and net investment income as well as a favorable loss ratio for the nine months ended September 30, 2005 compared to the respective prior year period. The following factors contributed to the earnings increase:

•	Earned premiums increased 4% driven by sales (excluding buyouts) growth, particularly in disability, of 16% for the nine months ended September 30, 2005 and continued strong persistency during 2005.

•	Net investment income increased due to higher average asset balances as well as slightly higher average investment yields.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 73.8% for the nine months ended September 30, 2005, down from 74.8% in the prior year period due to favorable life mortality experience as well as improved disability experience. Excluding financial institutions, the loss ratio was 77.7%, down from 79.3% in the prior year period.
Partially offsetting the positive earnings drivers noted above were higher operating costs for the nine months ended September 30, 2005 as compared to the prior year period. The segment’s expense ratio increased for the nine months ended September 30, 2005 to 27.4%, from 27.2% in the prior year period. This increase in expense ratio was primarily attributed to higher operating expenses related to business growth. Excluding financial institutions, the expense ratio was 23.9% up from 23.2% for the nine months ended September 30, 2004.
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
Profitability
The profitability of Property & Casualty underwriting segments is evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results is a before-tax measure that represents earned premiums less incurred claims, claim adjustment expenses and underwriting expenses. Underwriting results within Ongoing Operations are influenced significantly by earned premium growth and the adequacy of the Company’s pricing. Underwriting profitability over time is also greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. The underwriting loss in Other Operations principally relates to prior accident year loss development.
In addition to underwriting results for each segment, net income for Property & Casualty includes income from servicing business, net investment income, other expenses, net realized capital gains (losses) and income taxes. The investment return, or yield, on Property & Casualty’s invested assets is an important element of the Company’s earnings since premiums received are invested for a period of time before loss and loss adjustment expenses are paid.
Reconciliation of underwriting results to net income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Underwriting results	$—	$(330)	$481	$(187)
Net servicing income [1]	12	10	40	40
Net investment income	349	309	1,014	915
Other expenses	(53)	(53)	(152)	(181)
Net realized capital gains	2	18	50	116
Income tax benefit (expense)	(77)	70	(414)	(135)

Net income	$233	$24	$1,019	$568

[1]	Net of expenses related to service business.
Highlights of net income for the three months ended September 30, 2005 compared to the three months ended September 30, 2004:
•	Net income grew $209, driven primarily by improved underwriting results and increased net investment income, partially offset by a decrease in net realized capital gains.

•	As discussed below under “Principal drivers of the change in underwriting results”, underwriting results improved by $330.

•	Net investment income grew $40, or 13%, primarily as a result of a larger investment base due to increased cash flows from underwriting, higher investment yields on fixed maturity investments and market value adjustments for the Company’s corporate-owned life insurance.

•	Net realized capital gains decreased by $16, or 89%, due to lower net realized gains on the sale of fixed maturity investments and net losses on non-qualifying derivatives during 2005 compared to net gains during 2004.
Highlights of net income for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:
•	Net income grew $451, or 79%, driven primarily by improved underwriting results, increased net investment income and a reduction in other expenses, partially offset by a decrease in net realized capital gains.

•	As discussed below under “Principal drivers of the change in underwriting results”, underwriting results improved by $668.

•	Net investment income grew $99, or 11%, primarily as a result of a larger investment base due to increased cash flows from underwriting, higher investment yields on fixed maturity investments and an increase in income from limited partnership investments.

•	Other expenses decreased by $29, or 16%, due, in part, to a reduction in bad debt expense as a result of improved collection efforts in Business Insurance.

•	Net realized capital gains decreased by $66, or 57%, due to lower net realized gains on the sale of fixed maturity investments and net losses on non-qualifying derivatives during 2005 compared to net gains during 2004.
Principal drivers of the change in underwriting results
Underwriting results improved by $330 in the third quarter and $668 in the nine months ended September 30, 2005. Underwriting results are subject to significant volatility due to catastrophes and prior accident year loss development, which are unpredictable. Also affecting underwriting results are underlying trends in earned premium growth, earned pricing and current accident year loss costs. The following is a discussion of significant factors driving the increase in underwriting results in the three and nine months ended September 30, 2005.
Current accident year catastrophe impacts
Current accident year catastrophe losses decreased by $243 and $262, respectively, for the three and nine months ended September 30, 2005. Third quarter catastrophe treaty reinstatement premiums increased by $43 in the three and nine months ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Current accident year catastrophe loss and loss adjustment expenses	$162	$405	$232	$494
Third quarter property catastrophe treaty reinstatement premium	60	17	60	17
•	Current accident year catastrophe loss and loss adjustment expenses in the three and nine months ended September 30, 2005 included $140 for Hurricanes Katrina and Rita. Reinstatement premium in the three and nine months ended September 30, 2005 was $60, which was related to Hurricane Katrina.

•	Current accident year catastrophe loss and loss adjustment expenses in the three and nine months ended September 30, 2004 included $394 for Hurricanes Charley, Frances, Ivan and Jeanne. Reinstatement premium in the three and nine months ended September 30, 2004 was $17 for the third quarter 2004 hurricanes.
Prior accident year development
Net unfavorable prior accident year development decreased by $50 and $153, respectively, for the three and nine months ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Prior accident year loss development	$94	$144	$161	$314
•	Prior accident year development in the third quarter of 2005 included strengthening of $120 for workers’ compensation reserves for claim payments expected to emerge after 20 years of development and $37 for environmental reserves, partially offset by a $75 release of 2003 and 2004 accident year workers’ compensation reserves. In addition to the third quarter reserve changes, prior accident year development during the first nine months of 2005 included $85 of reserve strengthening for assumed reinsurance and $33 of strengthening related to the third quarter 2004 hurricanes, partially offset by a reserve release of $120 for allocated loss adjustment expenses, predominantly on Personal Lines auto liability claims.

•	Prior accident year development in the third quarter of 2004 included reserve strengthening of $75 for environmental reserves and $25 for auto liability reserves. In addition to the third quarter reserve changes, prior accident year reserve development during the first nine months of 2004 included $190 of strengthening for construction defects claims, $130 of strengthening for assumed reinsurance as well as a $181 provision related to a reduction in the reinsurance recoverable asset on older, long-term casualty liabilities, partially offset by a $395 release of September 11 reserves.
Other factors affecting underwriting results
•	During the third quarter of 2005, the Company reduced current accident year loss and loss adjustment expense ratios for Personal Lines auto bodily injury claims and Business Insurance workers’ compensation claims, resulting in an improvement in underwriting results, of which $48 related to the first six months of the year. Earned premium growth in Business Insurance and Personal Lines at a combined ratio of less than 100.0 also contributed to the increase in underwriting results in the third quarter of 2005.

•	During the nine months ended September 30, 2005, earned premium growth and the effect of earned pricing increases in excess of loss cost increases for property coverages in Personal Lines and small commercial contributed to the improvement in underwriting results. Also contributing to the improvement was the absence of a $90 earned premium reduction for retrospectively rated policies recorded in the first nine months of 2004 and the reduction in current accident year loss and loss adjustment expense ratios in Personal Lines and Business Insurance.
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
     The following table presents earned premiums by underwriting segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Earned premiums	2005	2004	Change	2005	2004	Change

Business Insurance	$1,194	$1,095	9%	$3,541	$3,174	12%
Personal Lines	890	867	3%	2,693	2,563	5%
Specialty Commercial	431	516	(16%)	1,364	1,254	9%
Other Operations	2	(4)	NM	4	22	(82)%

Total Property & Casualty earned premiums	$2,517	$2,474	2%	$7,602	$7,013	8%

Highlights of earned premium growth for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004:
•	Total Property & Casualty earned premiums grew $43, or 2%, in the third quarter of 2005, due to growth in Business Insurance and Personal Lines and $589, or 8%, in the first nine months of 2005, due to growth in all three segments of Ongoing Operations. Earned premiums for both the three and nine months periods are net of third quarter property catastrophe reinstatement premium of $60 in 2005 and $17 in 2004.

•	Earned premium growth in Business Insurance and Personal Lines was primarily driven by new business growth outpacing non-renewals in the prior 6 to 12 months in small commercial, middle market and Personal Lines auto and the effect of earned pricing increases in Personal Lines homeowners and small commercial.

•	Business Insurance earned premium growth of $99 in the third quarter of 2005 was driven by growth of $80, or 15%, in small commercial business and $19, or 3%, in middle market business. Business Insurance earned premium growth of $367 in the first nine months of 2005 was driven by growth of $259, or 17%, in small commercial business and $108, or 7%, in middle market business. Growth in small commercial earned premium in both the traditional Select and Select Xpand products was generated from new business growth in the first six months of 2005 and renewals in the first nine months of 2005. The growth in middle market business was generated primarily from new business growth.

•	Personal Lines earned premium growth of $23 in the third quarter of 2005 and $130 in the first nine months of 2005 was driven by both Agency and AARP business, partially offset by earned premium reductions in Omni non-standard auto and Other Affinity business. The growth in Agency was generated largely from new business growth in homeowners, partially offset by decreasing renewal retention in both auto and homeowners. The growth in AARP was generated from new business growth in auto and home, partially offset by decreasing renewal retention in homeowners.

•	Specialty Commercial earned premiums decreased $85 in the third quarter of 2005, primarily due to a decrease in property earned premiums as a result of a decline in new business and the effect of exiting the multi-peril crop insurance (“MPCI”) business in the fourth quarter of 2004. Specialty Commercial earned premium growth of $110 in the nine month period was primarily driven by a $90 reduction in earned premiums for retrospectively rated policies during the first nine months of 2004, a $78 increase in earned premiums from a single alternative markets insured program, increases in bond and professional liability earned premium and a $44 increase in other premiums, primarily related to internal reinsurance programs, partially offset by a $155 decrease in property earned premiums.

Outlook
During the first nine months of 2005, the Company has experienced an increase in non-catastrophe property loss costs as increases in property claim severity have exceeded decreases in property claim frequency. In the third quarter of 2005, non-catastrophe property loss cost increases have begun to outpace earned pricing increases in small commercial and non-catastrophe property loss cost increases in middle market have been coupled with earned pricing decreases. For Personal Lines homeowners business, however, earned pricing increases continue to exceed loss cost increases. Favorable property claim frequency may not continue over the remainder of 2005 and property claim severity may continue to rise. Furthermore, earned pricing is expected to be less favorable over the remainder of the year given that written pricing increases in Personal Lines auto and small commercial have been declining and written pricing in middle market has been decreasing. While property results in 2005 have been less favorable than in 2004, current accident year loss and loss adjustment expenses for Personal Lines auto bodily injury claims and Business Insurance workers’ compensation claims have been favorable compared to management’s original expectations. The rate of increase in current accident year Personal Lines bodily injury claim costs has been less than originally expected and the latest evaluations of workers’ compensation claims indicate that underwriting actions of recent years and reform in California have had a greater impact in controlling loss costs than was originally assumed. Favorable developments in Personal Lines bodily injury claims and workers’ compensation claims may not continue in the future.
For the remainder of 2005, management expects continued earned premium growth due to earned pricing increases in small commercial and Personal Lines homeowners and new business outpacing non-renewals in small commercial, middle market and Personal Lines auto. Furthermore, management expects continued growth in underwriting results in 2005 over 2004 due to the earned premium growth and favorable combined ratios, subject to fluctuations in catastrophe losses and prior accident year loss development, which cannot be predicted.
Losses from Hurricanes Katrina and Rita in the third quarter of 2005 may lead to an improvement in pricing in some lines, particularly for certain specialty property business in the most affected areas. In the aftermath of the hurricanes, prices for building materials and contractors may increase, resulting in higher property claim severity in the coming months. Also, the losses from Hurricanes Katrina and Rita may have an adverse impact on the reinsurance market, leading to tightening conditions in 2006.
Unless otherwise specified, the following discussion speaks to changes for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
Total Property & Casualty

	Three Months Ended			Nine Months Ended
Operating Summary	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Earned premiums	$2,517	$2,474	2%	$7,602	$7,013	8%
Net investment income	349	309	13%	1,014	915	11%
Other revenues [1]	115	107	7%	342	328	4%
Net realized capital gains	2	18	(89%)	50	116	(57%)

Total revenues	2,983	2,908	3%	9,008	8,372	8%

Benefits, claims and claim adjustment expenses
Current year	1,749	1,996	(12%)	4,984	5,000	—
Prior year	94	144	(35%)	161	314	(49%)

Total benefits, claims and claim adjustment expenses	1,843	2,140	(14%)	5,145	5,314	(3%)
Amortization of deferred policy acquisition costs	500	471	6%	1,490	1,372	9%
Insurance operating costs and expenses	174	193	(10%)	486	514	(5%)
Other expenses	156	150	4%	454	469	(3%)

Total benefits, claims and expenses	2,673	2,954	(10%)	7,575	7,669	(1%)

Income before income taxes	310	(46)	NM	1,433	703	104%
Income tax expense (benefit)	77	(70)	NM	414	135	NM

Net income [2]	$233	$24	NM	$1,019	$568	79%

[1]	Represents servicing revenue.

[2]	Includes net realized capital gains, after-tax, of $1 and $12 for the three months ended September 30, 2005 and 2004, respectively, $32 and $75 for the nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended			Nine Months Ended
Ongoing Operations Underwriting Ratios [3]	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Current year	69.6	80.4	10.8	65.6	71.1	5.5
Prior year	1.7	2.1	0.4	(0.3)	(0.4)	(0.1)

Total loss and loss adjustment expense ratio	71.3	82.5	11.2	65.3	70.6	5.3
Expense ratio	26.7	26.1	(0.6)	25.8	26.3	0.5
Policyholder dividend ratio	—	0.3	0.3	0.1	0.2	0.1
Combined ratio	97.9	108.9	11.0	91.2	97.1	5.9
Catastrophe ratio	6.2	15.6	9.4	3.2	2.6	(0.6)

Combined ratio before catastrophes	91.7	93.3	1.6	87.9	94.5	6.6
Combined ratio before catastrophes and prior accident year development	89.8	90.5	0.7	88.4	90.5	2.1

	Three Months Ended			Nine Months Ended
Underwriting Results	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Ongoing Operations	$53	(220)	NM	672	202	NM
Other Operations	(53)	(110)	52%	(191)	(389)	51%

Total Property & Casualty underwriting results	$—	(330)	100%	481	(187)	NM

[3]	Ratios exclude Other Operations.
Three months ended September 30, 2005 compared with the three months ended September 30, 2004
Net income increased $209, driven primarily by the following before-tax effects:
•	A $273 increase in Ongoing Operations’ underwriting results,

•	A $57 increase in Other Operations’ underwriting results, primarily due to a $40 decrease in unfavorable prior accident year loss development. The Company completed its annual environmental reserve evaluation in the third quarter of both 2004 and 2005, resulting in environmental reserve strengthening of $75 in the third quarter of 2004 and $37 in the third quarter of 2005, and

•	A $40 increase in net investment income, primarily as a result of a larger investment base due to increased cash flows from underwriting, higher investment yields on fixed maturity investments and market value adjustments for the Company’s corporate-owned life insurance, partially offset by a $16 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments and net losses on non-qualifying derivatives during 2005 compared to net gains during 2004.
Ongoing Operations’ before-tax underwriting results increased by $273, with a corresponding 11.0 point improvement in the combined ratio from 108.9 to 97.9, driven primarily by:
•	A $20 improvement in underwriting results before catastrophes and prior accident year development,

•	A $243 decrease in current accident year catastrophe losses. Catastrophe losses in the third quarter of 2004 for Hurricanes Charley, Frances, Ivan and Jeanne were $394 compared to catastrophe losses in the third quarter of 2005 for Hurricanes Katrina and Rita of $140,

•	A $75 release of workers’ compensation reserves in the third quarter of 2005 related to accident years 2003 and 2004, and

•	A $25 strengthening of automobile liability reserves in the third quarter of 2004.
Partially offsetting these improvements was $120 of workers’ compensation reserve strengthening in the third quarter of 2005 related to reserves for claim payments expected to emerge after 20 years of development.
The $20 improvement in underwriting results before catastrophes and prior accident year development is primarily due to a reduction in current accident year incurred losses to reflect favorable trends and the effect of earned premium growth in Business Insurance and Personal Lines, partially offset by a $43 increase in catastrophe treaty reinstatement premium and a decrease in specialty property underwriting results. Property catastrophe treaty reinstatement premium was $60 in the third quarter of 2005 and $17 in the third quarter of 2004.
During the third quarter of 2005, the Company reduced current accident year loss and loss adjustment expense ratios for Personal Lines auto bodily injury claims and Business Insurance workers’ compensation claims, resulting in a reduction in incurred loss and loss adjustment expenses, of which $48 related to the first six months of the year. Emerged loss costs for Personal Lines auto liability claims in 2005 have shown that the rate of increase in loss and loss adjustment expenses has been less than management’s original estimate in recording 2005 accident year incurred losses. In addition, a review of 2003 and 2004 accident year workers’ compensation reserves has shown that underwriting actions of recent years and reform in California have had a greater impact in controlling loss costs than was originally assumed in recording 2005 accident year incurred losses. The loss and loss adjustment expense ratios used to record current accident year incurred losses are reviewed each quarter as part of management’s quarterly reserve review.

Earned premium growth of $43, or 2%, was primarily due to $122 of earned premium growth in Business Insurance and Personal Lines, partially offset by an $85 decrease in Specialty Commercial earned premiums, driven primarily by a decrease in specialty property business. Earned premium growth in Business Insurance and Personal Lines is primarily driven by new business growth outpacing non-renewals in the prior 6 to 12 months in small commercial, middle market and Personal Lines auto and the effect of earned pricing increases in Personal Lines homeowners and small commercial, partially offset by the effect of earned pricing decreases in middle market.
The combined ratio before catastrophes and prior year development decreased by 0.7 points, to 89.8, primarily because of the reduction in current accident year incurred losses, partially offset by the effect of the $43 increase in catastrophe treaty reinstatement premiums. The effect of earned pricing increases in Personal Lines homeowners and small commercial was largely offset by the effect of increasing non-catastrophe property loss costs and earned pricing decreases in middle market. The expense ratio increased from 26.1 to 26.7 primarily due to the unfavorable impact of a $43 increase in reinstatement premiums.
Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004
Net income increased $451, or 79%, driven primarily by the following before-tax effects:
•	A $470 increase in Ongoing Operations’ underwriting results,

•	A $198 increase in Other Operations’ underwriting results, primarily as a result of a $158 decrease in net unfavorable prior accident year loss development. Reserve development in the first nine months of 2004 included a $181 reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities, a $130 strengthening of assumed reinsurance reserves and a $75 strengthening of environmental reserves, partially offset by a $97 release of September 11 reserves. Reserve development in the first nine months of 2005 included an $85 strengthening of assumed reinsurance reserves and a $37 strengthening of environmental reserves, and

•	A $99 increase in net investment income, primarily as a result of a larger investment base due to increased cash flows from underwriting, higher investment yields on fixed maturity investments and an increase in income from limited partnership investments, partially offset by a $66 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments and net losses on non-qualifying derivatives during 2005 compared to net gains during 2004.
Ongoing Operations’ before-tax underwriting results increased by $470, with a corresponding 5.9 point improvement in the combined ratio from 97.1 to 91.2, driven primarily by the factors described below.
Factors improving Ongoing Operations’ before-tax underwriting results and the combined ratio:
•	The absence of a $90 decrease in earned premium on retrospectively rated policies in Specialty Commercial recorded in the first nine months of 2004,

•	A $123 improvement in underwriting results before catastrophes, prior accident year development and the $90 decrease in 2004 earned premium on retrospectively rated policies,

•	A $120 reserve release for allocated loss adjustment expenses, predominately on Personal Lines auto liability claims,

•	A $75 release of workers’ compensation reserves in the third quarter of 2005 related to accident years 2003 and 2004, and

•	A $262 decrease in current accident year catastrophe losses. Catastrophe losses in the first nine months of 2004 for Hurricanes Charley, Frances, Ivan and Jeanne were $394 compared to catastrophe losses in the first nine months of 2005 for Hurricanes Katrina and Rita of $140.
Partially offsetting these improvements were factors decreasing before-tax underwriting results and increasing the combined ratio:
•	A $120 strengthening of workers’ compensation reserves in the third quarter of 2005 related to reserves for claim payments expected to emerge after 20 years of development,

•	Reserve strengthening of $33 related to the third quarter 2004 hurricanes, and

•	Net favorable reserve development of $30 in the first nine months of 2004, including a reserve release of $298 for September 11, partially offset by reserve strengthening of $190 for construction defects claims and $25 for automobile liability reserve strengthening.
Underwriting results improved $123 before catastrophes, prior accident year development and the $90 earned premium adjustment in 2004. This improvement was due primarily to the reduction in current accident year incurred losses in the third quarter of 2005 to reflect favorable trends, the effect of earned premium growth in Business Insurance and Personal Lines and the effect of earned pricing increases in excess of loss cost increases for property coverages in Personal Lines and small commercial over the first six months of 2005. Partially offsetting this improvement was a $43 increase in catastrophe treaty reinstatement premium and a decrease in specialty property underwriting results.
Before considering the $90 earned premium reduction in 2004, the combined ratio before catastrophes and prior year development decreased by 0.9 points, to 88.4. The 0.9 point decrease in this ratio was primarily due to the reduction in current accident year incurred losses in the third quarter of 2005 and the effect of earned pricing increases in Personal Lines and small commercial, partially offset by the effect of increasing non-catastrophe property loss costs, earned pricing decreases in middle market, a shift to more workers’

compensation business which has a higher loss and loss adjustment expense ratio and the effect of the $43 increase in third quarter catastrophe treaty reinstatement premiums.
Before considering the $90 earned premium adjustment in 2004, Ongoing Operations’ earned premium growth of $517, or 7%, was primarily due to earned premium growth in Business Insurance and Personal Lines. Earned premium growth in Business Insurance and Personal Lines is primarily driven by new business growth outpacing non-renewals in the prior 6 to 12 months in small commercial, middle market and Personal Lines auto and the effect of earned pricing increases in Personal Lines homeowners and small commercial, partially offset by the effect of earned pricing decreases in middle market.
The expense ratio decreased by 0.5 points to 25.8 as the effect of increased earned premiums, a reduction in contingent commissions and a shift to lower commission workers’ compensation business was partially offset by the impact of a $15 assessment from the Citizens Property Insurance Corporation (Citizens) in Florida. Citizens is a company established by the State of Florida to provide personal and commercial insurance to individuals and businesses in Florida who are in high risk areas of the state and are unable to obtain insurance through the private insurance markets. The third quarter 2004 hurricanes caused a deficit in Citizens’ “high risk” account, which triggered an assessment to all assessable companies that wrote premium in Florida in 2004. While the Company may recoup the assessment from Florida policyholders through surcharges that it will bill on new and renewal premium written in the future, the surcharges are not recognized until the period in which the future premium is earned. The reduction in contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004.
For further discussion of Other Operations underwriting results, see the Other Operations (Including Asbestos and Environmental Claims) section of the MD&A.
Ratios
For a detailed discussion of the Company’s ratios, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2004 Form 10-K Annual Report.
Premium Measures
Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a GAAP and statutory measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. For a further discussion of the Company’s premium measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2004 Annual Report on Form 10-K.
Reserves
Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development.” Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening.” Reserve development that decreases previous estimates of ultimate cost is called “reserve releases.” Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development (pts.)” in the following table represents the ratio of reserve development to earned premiums. Prior accident year development, including catastrophe loss development, affects the comparison of the loss and loss adjustment expense ratio, the combined ratio and the catastrophe ratio, because the amount of prior accident year development can vary significantly from period to period. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford’s 2004 Form 10-K Annual Report.
Based on the results of the Company’s quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are changed after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. For information regarding reserving for asbestos and environmental claims within Other Operations, refer to the Other Operations segment discussion.

A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the three months and nine months ended September 30, 2005 for Property & Casualty follows:

Three Months Ended September 30, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$6,399	$1,931	$5,544	$13,874	$7,230	$21,104
Reinsurance and other recoverables	476	142	2,017	2,635	2,148	4,783

Beginning liabilities for unpaid claims and claim adjustment expenses-net	5,923	1,789	3,527	11,239	5,082	16,321

Add provision for unpaid claims and claim adjustment expenses
Current year	728	623	398	1,749	—	1,749
Prior year	(14)	(5)	62	43	51	94

Total provision for unpaid claims and claim adjustment expenses	714	618	460	1,792	51	1,843
Less payments	(551)	(556)	(242)	(1,349)	(143)	(1,492)

Ending liabilities for unpaid claims and claim adjustment expenses-net	6,086	1,851	3,745	11,682	4,990	16,672
Reinsurance and other recoverables	536	201	2,321	3,058	2,061	5,119

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$6,622	$2,052	$6,066	$14,740	$7,051	$21,791
Earned premiums	$1,194	$890	$431	$2,515	$2	$2,517
Loss and loss expense paid ratio [1]	46.1	62.3	56.8	53.7
Loss and loss expense incurred ratio	59.7	69.3	107.4	71.3
Prior accident year development (pts.)	(1.2)	(0.5)	14.6	1.7

Nine Months Ended September 30, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$6,057	$2,000	$5,519	$13,576	$7,753	$21,329
Reinsurance and other recoverables	474	190	2,091	2,755	2,383	5,138

Beginning liabilities for unpaid claims and claim adjustment expenses-net	5,583	1,810	3,428	10,821	5,370	16,191

Add provision for unpaid claims and claim adjustment expenses
Current year	2,139	1,803	1,042	4,984	—	4,984
Prior year	(14)	(110)	99	(25)	186	161

Total provision for unpaid claims and claim adjustment expenses	2,125	1,693	1,141	4,959	186	5,145
Less payments	(1,622)	(1,652)	(824)	(4,098)	(566)	(4,664)

Ending liabilities for unpaid claims and claim adjustment expenses-net	6,086	1,851	3,745	11,682	4,990	16,672
Reinsurance and other recoverables	536	201	2,321	3,058	2,061	5,119

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$6,622	$2,052	$6,066	$14,740	$7,051	$21,791

Earned premiums	$3,541	$2,693	$1,364	$7,598	$4	$7,602
Loss and loss expense paid ratio [1]	45.7	61.3	60.5	53.9
Loss and loss expense incurred ratio	60.0	62.8	83.8	65.3
Prior accident year development (pts.)	(0.4)	(4.1)	7.2	(0.3)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.
Current accident year loss and loss adjustment expenses
Current accident year loss and loss adjustment expenses include the effect of re-estimates for current accident year claims. During the third quarter of 2005, the Company reduced the loss and loss expense ratios used in recording reserves for certain lines of business for the 2005 accident year. Original assumptions for bodily injury claims in the 2005 accident year included an increase in the rate of increase in loss and loss adjustment expense trends from prior years. In the third quarter of 2005, auto liability loss and loss adjustment expense ratios in Personal Lines were reduced, reflecting emerged loss costs for bodily injury claims that have been favorable to those original assumptions. Within Business Insurance, workers’ compensation loss and loss expense ratios for small commercial for the 2005 accident year were reduced in recognition of the improvement in accident years 2003 and 2004, on which the original estimates for accident year 2005 were based. The latest evaluations of workers’ compensation claims indicate that underwriting actions of recent years and reform in California have had a greater impact in controlling loss costs than was originally assumed. The reduction in the auto liability loss ratios for the 2005 accident year reduced Personal Lines loss and loss adjustment expenses, of which $28 related to the first six months of the year. The reduction in workers’ compensation loss and loss expense ratios for the 2005 accident year reduced Business Insurance loss and loss adjustment expenses, of which $20 related to the first six months of the year.
In the third quarter of 2005, the current accident year provision for claim and claim adjustment expenses of $1,749 included net catastrophe loss and loss adjustment expenses of $162, of which $140 related to Hurricanes Katrina and Rita. The following table shows current accident year catastrophe impacts in the third quarter of 2005, including reinstatement premium owed to reinsurers:

Three Months Ended September 30, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Gross incurred claim and claim adjustment expenses for current accident year catastrophes	$112	$215	$315	$642	$—	642
Ceded claim and claim adjustment expenses for current accident year catastrophes	90	163	227	480	—	480

Net incurred claim and claim adjustment expenses for current accident year catastrophes	$22	$52	$88	$162	$—	162

Reinstatement premium ceded to reinsurers	$14	$28	$18	$60	$—	$60

A significant portion of the gross incurred loss and loss adjustment expenses are recoverable from reinsurers under the Company’s principal catastrophe reinsurance program in addition to other reinsurance programs. Reinsurance recoveries under the Company’s principal catastrophe reinsurance program, which covers multiple lines of business, are allocated to the segments in accordance with a pre-established methodology that is consistent with the method used to allocate the ceded premium to each segment. In addition to its retention, the Company has a co-participation in the losses ceded under the principal catastrophe reinsurance program, which varies by layer, and is recorded in Specialty Commercial. The Company reinstated the limits under its reinsurance programs that were exhausted by Hurricane Katrina, resulting in additional ceded premium of $60, which is reflected as a reduction in earned premium in the third quarter of 2005.
The Company’s estimates of net loss and loss expenses arising from Hurricanes Katrina and Rita are based on information from reported claims, information from catastrophe loss models and estimates of reinsurance recoverables on ceded losses. While estimating ultimate net losses shortly after a large hurricane event is always challenging, several factors have made it particularly difficult to estimate the cost of the third quarter hurricanes. First, given the long time lag between Hurricane Katrina’s landfall and when many residents and business owners were able to return to their properties, the Company expects reported losses to emerge more slowly for Hurricane Katrina than for past hurricanes. Second, it has been difficult for claim adjusters to access the most significantly impacted areas. Third, because Hurricane Rita made landfall on September 23, 2005, loss and loss expense reserves for Hurricane Rita rely heavily on estimates derived from catastrophe loss models and previous experience. Fourth, the extent of the damage caused by the hurricanes in the Gulf coast region potentially increases loss costs due to increased demand for building materials and contractors needed to complete repair work. Given the reliance on catastrophe loss models and the inherent uncertainty in how reported claims will ultimately develop, ultimate loss and loss expenses paid after September 30, 2005 for Hurricanes Katrina and Rita could vary significantly from the reserves recorded as of September 30, 2005.
The Company’s estimate of loss and loss adjustment expenses under Hurricane Katrina and Hurricane Rita is based on covered losses under the terms of the policies. The Company does not provide residential flood insurance on its Personal Lines homeowners policies so the Company’s estimate of hurricane losses on Personal Lines homeowners business does not include any provision for damages arising from flood waters.

Prior accident year development
Included within prior accident year development for the three and nine months ended September 30, 2005 are the following reserve strengthenings (releases).

Three and Nine Months Ended September 30, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Reserve reestimates in the third quarter:
Strengthening of workers’ compensation reserves for claim payments expected to emerge after 20 years of development	$50	$—	$70	$120	$—	$120
Release of 2003 and 2004 accident year workers’ compensation reserves	(75)	—	—	(75)	—	(75)
Strengthening of environmental reserves	—	—	—	—	37	37
Other reserve reestimates, net	11	(5)	(8)	(2)	14	12

Total prior accident year development for three months ended September 30, 2005	$(14)	$(5)	$62	$43	$51	$94

Reserve reestimates in the first six months of 2005:

Release of reserves for allocated loss adjustment expenses	(25)	(95)	—	(120)	—	(120)
Strengthening of assumed casualty reinsurance reserves	—	—	—	—	85	85
Strengthening of reserves for 2004 hurricanes	20	9	4	33	—	33
Other reserve reestimates, net	5	(19)	33	19	50	69

Total prior accident year development for nine months ended September 30, 2005	$(14)	$(110)	$99	$(25)	$186	$161

During the nine months ended September 30, 2005, the Company’s reestimates of prior accident year reserves included the following significant reserve changes.
Ongoing Operations
•	Strengthened workers’ compensation reserves for claim payments expected to emerge after 20 years of development by $120. For workers’ compensation claims involving permanent disability, it is particularly difficult to estimate how such claims will develop more than 20 years after the year the claims were incurred. The revision was based on modeling using new techniques and extensive data gathering.

•	Released reserves for workers’ compensation losses in Business Insurance on accident years 2003 and 2004 by $75. The latest evaluations of workers’ compensation claims indicate that underwriting actions of recent years and reform in California have had a greater impact in controlling loss costs than was originally estimated.

•	Released prior accident year reserves for allocated loss adjustment expenses by $120, largely as the result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expenses for both legal and non-legal expenses as well as improved actuarial techniques. The improved actuarial techniques included an analysis of claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses.

•	During the first six months of 2005, strengthened reserves for loss and loss adjustment expenses related to the third quarter 2004 hurricanes by a total of $33. The main drivers of the increase were late-reported claims for condominium assessments and increases in the costs of building materials and contracting services.
Other Operations
•	Strengthened environmental reserves by $37 as a result of completing an environmental reserve evaluation during the third quarter of 2005. While the review found no apparent underlying cause or change in the claim environment, loss estimates for individual cases changed based upon the particular circumstances of each account.

•	Strengthened assumed reinsurance reserves by $85, principally for accident years 1997 through 2001. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates.
Risk Management Strategy
The Hartford’s property and casualty operations have processes to manage catastrophic risk exposures to natural disasters, such as hurricanes and earthquakes, and other perils, such as terrorism. The Hartford’s risk management processes include, but are not limited to, disciplined underwriting protocols, exposure controls, sophisticated risk modeling, effective risk transfer, and efficient capital management strategies.

In managing exposure, The Hartford’s risk management processes involve establishing underwriting guidelines for both individual risks, including individual policy limits, and in aggregate, including aggregate exposure limits by geographic zone and peril. The Company establishes exposure limits and actively monitors the risk exposures as a percent of Property and Casualty surplus. For natural catastrophe perils, the Company generally limits its exposure to natural catastrophes from a single 250-year event to less than 30% of Property and Casualty statutory surplus for losses prior to reinsurance and to less than 15% of Property and Casualty statutory surplus for losses net of reinsurance. For terrorism, the Company manages its exposure in major metropolitan areas to single-site conventional terrorism attacks, such that the Company endeavors to limit its exposure, including exposures resulting from the Company’s Group Life operations, to less than 7% of the combined statutory surplus of the Life and Property and Casualty operations. The Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline.
In managing risk, The Hartford utilizes reinsurance to transfer exposures to well-established and financially secure reinsurers. Reinsurance is used to manage aggregate exposures as well as specific risks based on accumulated property and casualty liabilities in certain geographic zones. All treaty purchases related to the Company’s property and casualty operations are administered by a centralized function to support a consistent strategy and ensure that the reinsurance activities are fully integrated into the organization’s risk management processes.
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect aggregate property and workers’ compensation exposures, and individual risk or quota share products, that protect specific classes or lines of business. There are currently no significant finite risk contracts in place and the current statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Act of 2002 and other reinsurance programs relating to particular risks or specific lines of business.
The Hartford’s principal catastrophe reinsurance program provides coverage, on average, for 88% of $695 of catastrophic property losses incurred from a single event in excess of a $125 retention. The exact amount and percentage of coverage varies by layer. The principal catastrophe reinsurance program and other reinsurance programs include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties. Limits were reinstated under the treaties after Hurricane Katrina, resulting in recording estimated reinstatement premium of $60 in the third quarter of 2005. In addition to the reinstated limits under the principal catastrophe and other reinsurance programs, the Company purchased additional limits for losses that may arise from future catastrophe events, the premium for which will be recognized over the future coverage period.
In addition to the reinsurance protection provided by The Hartford’s principal catastrophe reinsurance program, in November 2004, the Company purchased two fully collateralized, four-year reinsurance coverages for losses sustained from qualifying hurricane and earthquake loss events. The Company purchased this reinsurance from Foundation Re, a Cayman Islands reinsurance company, which financed the provision of reinsurance through the issuance of $248 in catastrophe bonds to investors under two separate bond tranches. The first coverage provides reinsurance protection above the Company’s principal reinsurance program and covers losses arising from large hurricane loss events affecting the Gulf and Eastern Coast of the United States. The coverage reinsures 45% of $400 in losses in excess of an index loss trigger of $1.3 billion. The index trigger has an estimated probability of attachment of approximately 1-in-100 years. The second coverage purchased by the Company reinsures 90% of $75 in losses in excess of $125 in losses arising from qualifying hurricane and earthquake events. Qualifying hurricane and earthquake events are those which occur in the year following a large hurricane or earthquake event that has an estimated occurrence probability of 1-in-100 years. If industry loss estimates as of September 30, 2005 prove to be correct, neither Hurricane Katrina nor Hurricane Rita would trigger a recovery under this program.
For terrorism, private sector catastrophe reinsurance capacity is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. As such, the Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Act of 2002. The Terrorism Risk Insurance Act of 2002 established a 3-year federal reinsurance program that provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General. Under the program, the federal government would pay 90% of covered losses from a certified act of terrorism in 2005 after an insurer’s losses exceed 15% of the Company’s direct commercial earned premiums in 2004, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. Unless terrorism reinsurance legislation is extended or renewed through legislative action (See “Capital Resources and Liquidity - Terrorism Risk Insurance Act of 2002”), the reinsurance protection provided through TRIA is scheduled to expire on December 31, 2005.
Given the scheduled expiry of TRIA and the very limited private terrorism reinsurance capacity available, including reinsurance against losses from terrorism acts using weapons of mass destruction, the Company has been actively managing its exposures to the peril of terrorism, including adopting of underwriting actions designed to reduce exposures in specific locations of the country. The Company has worked with various industry groups to develop policy exclusions related to the peril of terrorism, including those associated with nuclear, biological, chemical and radiological attacks. The Company may include such exclusions in policies in the future in those jurisdictions and classes of business where such exclusions are permitted, and take additional underwriting actions as deemed appropriate.

To manage the potential credit risk resulting from the use of reinsurance, a Reinsurance Security Committee, representing several disciplines within the Company (i.e. underwriting, legal, accounting, senior management), evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. Through that process, the committee maintains a list of reinsurers approved for participation on all treaty and facultative reinsurance placements. The Company’s approval designations reflect the differing credit exposure associated with various classes of business. Participation authorizations are categorized along property, short-tail casualty and long-tail casualty lines. In addition to defining participation eligibility, the Company regularly monitors each active reinsurer’s credit risk exposure in the aggregate and limits that exposure based upon independent credit rating levels.
Reinsurance Recoverables
Refer to the MD&A in The Hartford’s 2004 Form 10-K Annual Report for an explanation of Property & Casualty’s reinsurance recoverables.
BUSINESS INSURANCE

	Three Months Ended			Nine Months Ended
Underwriting Summary	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Written premiums	$1,223	$1,148	7%	$3,708	$3,418	8%
Change in unearned premium reserve	29	53	(45%)	167	244	(32%)

Earned premiums	1,194	1,095	9%	3,541	3,174	12%
Benefits, claims and claim adjustment expenses
Current year	728	753	(3%)	2,139	2,013	6%
Prior year	(14)	30	NM	(14)	(108)	87%

Total benefits, claims and claim adjustment expenses	714	783	(9%)	2,125	1,905	12%
Amortization of deferred policy acquisition costs	286	268	7%	850	784	8%
Insurance operating costs and expenses	69	69	—	182	188	(3%)
Underwriting results	$125	$(25))	NM	$384	$297	29%

Loss and loss adjustment expense ratio
Current year	60.9	68.8	7.9	60.4	63.4	3.0
Prior year	(1.2)	2.8	4.0	(0.4)	(3.4)	(3.0)

Total loss and loss adjustment expense ratio	59.7	71.6	11.9	60.0	60.0	—
Expense ratio	30.1	30.3	0.2	29.1	30.2	1.1
Policyholder dividend ratio	(0.2)	0.4	0.6	—	0.4	0.4

Combined ratio	89.5	102.3	12.8	89.2	90.6	1.4
Catastrophe ratio	1.5	8.1	6.6	1.2	(1.6)	(2.8)

Combined ratio before catastrophes	88.0	94.2	6.2	87.9	92.2	4.3
Combined ratio before catastrophes and prior accident year development	89.0	90.7	1.7	88.5	89.8	1.3

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Written Premiums [1]

Small Commercial	$607	$549	11%	$1,907	$1,686	13%
Middle Market	616	599	3%	1,801	1,732	4%

Total	$1,223	$1,148	7%	$3,708	$3,418	8%

Earned Premiums [1]
Small Commercial	$606	$526	15%	$1,787	$1,528	17%
Middle Market	588	569	3%	1,754	1,646	7%

Total	$1,194	$1,095	9%	$3,541	$3,174	12%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
     Three and nine months ended September 30, 2005 compared with the three and nine months ended September 30, 2004
Earned premiums for the segment increased $99, or 9%, for the three months ended September 30, 2005 and $367 or 12%, for the nine months ended September 30, 2005. The increase was primarily due to new business growth outpacing non-renewals in both small commercial and middle market over the preceding twelve months and modest earned pricing increases in small commercial, partially offset by earned pricing decreases in middle market.
•	Growth in small commercial earned premium was driven primarily by written premium growth for Select Xpand and traditional Select business in the first nine months of 2005, primarily from workers’ compensation and package business. New business written premium for small commercial increased by $22 for the nine months ended September 30, 2005 and decreased by $7 for the third quarter of 2005. Most of the increase in new business written premium for the first nine months of 2005 related to workers’ compensation business. The decrease in new business written premium for the third quarter of 2005 related to commercial auto and package business. Premium renewal retention for small commercial increased from 87% to 88% for the nine months ended September 30, 2005, due, in part, to modest written pricing increases.

•	Growth in middle market earned premium was driven primarily by written premium growth in workers’ compensation over the first nine months of 2005, partially offset by a decrease in property written premium over the same period. New business written premium for middle market increased by $14 for the third quarter of 2005 and $9 for the first nine months of 2005. Most of the increase in new business written premium for the third quarter and first nine months of 2005 related to workers’ compensation business. Premium renewal retention for middle market decreased from 83% to 80% for the nine months ended September 30, 2005 due to a decrease in retention on larger accounts and written pricing decreases, partially offset by stronger retention on smaller accounts.
For the nine months ended September 30, 2005, earned pricing increased 4% for small commercial and decreased 3% for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes for the nine months ended September 30, 2005 primarily reflect written pricing changes from the last three months of 2004 and the first nine months of 2005.
•	Written pricing for small commercial increased 6% in the last three months of 2004 and 2% in the first nine months of 2005.

•	Written pricing for middle market decreased 2% in the last three months of 2004 and 5% in the first nine months of 2005.
Underwriting results and ratios
Three months ended September 30, 2005 compared with the three months ended September 30, 2004
Underwriting results increased $150, with a corresponding 12.8 point decrease in the combined ratio to 89.5. The net increase in underwriting results was principally driven by the following factors:
•	A $31 improvement resulting from the effect of earned premium growth at a combined ratio less than 100.0, and a decrease in the combined ratio before catastrophes and prior accident year development of 1.7 points, from 90.7 to 89.0,

•	A $75 release of workers’ compensation reserves in the third quarter of 2005 related to accident years 2003 and 2004,

•	A $25 strengthening of automobile liability reserves in the third quarter of 2004, and

•	A $75 decrease in current accident year catastrophe losses. Catastrophe losses in the third quarter of 2004 for Hurricanes Charley, Frances, Ivan and Jeanne were $98 compared to catastrophe losses in the third quarter of 2005 for Hurricanes Katrina and Rita of $15.
Partially offsetting these improvements was $50 of workers’ compensation reserve strengthening in the third quarter of 2005 related to reserves for claim payments expected to emerge after 20 years of development.
The combined ratio before catastrophes and prior accident year development decreased by 1.7 points to 89.0, primarily due to a reduction in current accident year incurred losses for small commercial workers’ compensation business to reflect favorable trends and earned pricing increases in small commercial, partially offset by earned pricing decreases in middle market, increases in non-catastrophe property claim costs and a shift to more workers’ compensation business which has a higher loss and loss adjustment expense ratio. Non-catastrophe property claim costs have increased due to increasing claim severity outpacing favorable claim frequency.
During the third quarter of 2005, the Company reduced current accident year loss and loss adjustment expense ratios for small commercial workers’ compensation claims, resulting in a reduction in incurred loss and loss adjustment expenses, of which $20 related to the first six months of the year. The review of 2003 and 2004 accident year workers’ compensation reserves has shown that underwriting actions of recent years and reform in California have had a greater impact in controlling loss costs than was originally assumed in recording 2005 accident year incurred losses. Accordingly, the workers’ compensation loss and loss adjustment expense ratios for small commercial for the 2005 accident year were reduced.
The expense ratio decreased slightly, to 30.1%, as the effect of earned premium growth and the shift to lower commission workers’ compensation business was offset by the effect of reallocating $7 in 2004 hurricane related-assessments from Personal Lines to Business Insurance based on an assessment notice received in the third quarter of 2005.
Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004
Underwriting results increased by $87, with a corresponding 1.4 point decrease in the combined ratio to 89.2. The net increase in underwriting results was principally driven by the following factors:
•	A $83 improvement resulting from earned premium growth at a combined ratio less than 100.0 and from a decrease in the combined ratio before catastrophes and prior accident year development of 1.3 points, from 89.8 to 88.5,

•	A $99 decrease in current accident year catastrophe losses. Catastrophe losses in the first nine months of 2004 included losses for Hurricanes Charley, Frances, Ivan and Jeanne of $98, whereas catastrophe losses in the first nine months of 2005 included losses for Hurricanes Katrina and Rita of $15,

•	A $75 release of workers’ compensation reserves in the third quarter of 2005 related to accident years 2003 and 2004,

•	A $25 release of prior accident year reserves for allocated loss adjustment expenses in the first nine months of 2005,

•	A $25 strengthening of automobile liability reserves in the first nine months of 2004, and

•	A $23 increase in reserves for construction defects claims in the first nine months of 2004.
Partially offsetting the improvements in underwriting results were the following factors:
•	A $175 release of September 11 reserves in the first nine months of 2004,

•	A $50 strengthening of workers’ compensation reserves in the third quarter of 2005 related to reserves for claim payments expected to emerge after 20 years of development, and

•	A $20 strengthening of third quarter 2004 hurricane reserves in the first nine months of 2005.
The combined ratio before catastrophes and prior accident year development decreased 1.3 points to 88.5% due primarily to the reduction in current accident year incurred losses for small commercial workers’ compensation in the third quarter of 2005, earned pricing increases in small commercial and a 1.1 point decrease in the expense ratio, partially offset by earned pricing decreases in middle market, increasing non-catastrophe property claim costs, and a shift to more workers’ compensation business which has a higher loss and loss adjustment expense ratio. Contributing to the 1.1 point decrease in the expense ratio was a $14 reduction in contingent commissions, the increase in earned premiums and a shift to more workers’ compensation business which has lower commissions. The $14 reduction in contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004.
PERSONAL LINES

	Three Months Ended			Nine Months Ended
Underwriting Summary	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Written premiums	$936	$920	2%	$2,775	$2,701	3%
Change in unearned premium reserve	46	53	(13%)	82	138	(41%)

Earned premiums	890	867	3%	2,693	2,563	5%
Benefits, claims and claim adjustment expenses
Current year	623	797	(22%)	1,803	1,918	(6%)
Prior year	(5)	2	NM	(110)	7	NM

Total benefits, claims and claim adjustment expenses	618	799	(23%)	1,693	1,925	(12%)
Amortization of deferred policy acquisition costs	147	134	10%	434	384	13%
Insurance operating costs and expenses	54	71	(24%)	180	210	(14%)

Underwriting results	$71	$(137)	NM	$386	$44	NM

Loss and loss adjustment expense ratio
Current year	69.9	91.9	22.0	66.9	74.8	7.9
Prior year	(0.5)	0.2	0.7	(4.1)	0.3	4.4

Total loss and loss adjustment expense ratio	69.3	92.1	22.8	62.8	75.1	12.3
Expense ratio	22.7	23.7	1.0	22.9	23.2	0.3

Combined ratio	92.0	115.8	23.8	85.7	98.3	12.6
Catastrophe ratio	5.8	25.1	19.3	3.5	10.0	6.5

Combined ratio before catastrophes	86.2	90.6	4.4	82.1	88.3	6.2
Combined ratio before catastrophes and prior accident year development	86.7	89.4	2.7	86.4	87.6	1.2

Other revenues [1]	$29	28	4%	$88	$92	(4%)

[1]	Represents servicing revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Written Premiums [1]	2005	2004	Change	2005	2004	Change

Business Unit
AARP	$608	$583	4%	$1,793	$1,710	5%
Other Affinity	26	30	(13%)	83	97	(14%)
Agency	261	248	5%	760	701	8%
Omni	41	59	(31%)	139	193	(28%)

Total	$936	$920	2%	$2,775	$2,701	3%

Product Line
Automobile	$695	$685	1%	$2,087	$2,040	2%
Homeowners	241	235	3%	688	661	4%

Total	$936	$920	2%	$2,775	$2,701	3%

Earned Premiums [1]

Business Unit
AARP	$568	$540	5%	$1,707	$1,596	7%
Other Affinity	28	34	(18%)	90	105	(14%)
Agency	246	229	7%	740	669	11%
Omni	48	64	(25%)	156	193	(19%)

Total	$890	$867	3%	$2,693	$2,563	5%

Product Line
Automobile	$684	$665	3%	$2,042	$1,951	5%
Homeowners	206	202	2%	651	612	6%

Total	$890	$867	3%	$2,693	$2,563	5%

Combined Ratios

Automobile	92.4	98.9	6.5	87.8	94.8	7.0
Homeowners	90.9	171.5	80.6	78.9	109.4	30.5

Total	92.0	115.8	23.8	85.7	98.3	12.6

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004
Earned premiums increased $23, or 3%, for the third quarter of 2005 and $130, or 5%, for the first nine months of 2005. The increase was primarily due to earned premium growth in both AARP and Agency, partially offset by a reduction in Other Affinity and Omni. Earned premiums are net of reinstatement premiums that are incurred as a result of hurricane losses ceded to reinsurers. Reinstatement premiums were $28 in the third quarter of 2005 compared to $7 in the third quarter of 2004. Before considering reinstatement premiums, earned premiums increased $44, or 5%, in the third quarter and $151, or 6%, in the nine month period.
•	AARP earned premium grew $28, or 5%, in the third quarter of 2005 and $111, or 7%, in the first nine months of 2005, reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings, particularly in auto.

•	Agency earned premium grew $17, or 7%, in the third quarter of 2005 and $71, or 11%, in the first nine months of 2005 as a result of continued growth of the Dimensions class plans started in 2004. Dimensions, which has been rolled out to 41 states for auto and 34 states for homeowners, allows Personal Lines to write a broader class of risks.

•	Omni earned premium decreased by $16, or 25%, in the third quarter of 2005 and $37, or 19%, for the first nine months of 2005 because of a strategic decision by management to focus on more profitable non-standard auto business.
The earned premium growth in AARP and Agency during the nine months ended September 30, 2005 was primarily due to new business written premium outpacing non-renewals for auto business over the last three months of 2004 and the first nine months of 2005 and to earned pricing increases in homeowners’ business.
Auto earned premium grew $19, or 3%, in the third quarter of 2005 and grew $91, or 5%, in the nine month period, primarily from growth in AARP and Agency, offset by a decline in Omni auto business. Before considering the decline in Omni business, auto earned premium grew $35, or 6%, in the third quarter and $128, or 7%, in the nine months ended September 30, 2005. Homeowners earned premium grew $4, or 2%, in the third quarter of 2005 and $39, or 6% in the first nine months of 2005, due to growth in AARP and Agency business, partially offset by a decline in Other Affinity business. Consistent with the growth in earned premium, the number of policies in force has increased in auto and homeowners from 2,156,201 and 1,342,337, respectively, as of September 30, 2004 to 2,206,802 and 1,374,755, respectively, as of September 30, 2005. The growth in policies in force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.
Auto new business written premium was $324 in the first nine months of 2005, down $40 from the prior year, due primarily to a decline in Omni new business and, to a lesser extent, declines in Agency and Other Affinity new business, partially offset by an increase in AARP new business. Homeowners’ new business written premium was $97 in the first nine months of 2005, up $11 from the prior year, primarily due to an increase in Agency new business written premium.
Premium renewal retention for automobile decreased slightly from 89% to 87% for the nine months ended September 30, 2005, due to a decrease in retention for Omni and Agency business. The auto premium renewal retention has also decreased due to slight written pricing decreases in AARP and Agency, partially offset by the affect of mid-single digit written pricing increases in Omni. Premium renewal retention for homeowners decreased from 101% to 93% for the nine months ended September 30, 2005, primarily due to a decrease in retention on AARP and Agency business, partially offset by the affect of high single-digit written pricing increases.
Earned pricing increases for automobile of 1% in the nine months ended September 30, 2005 were down from 5% in the nine months ended September 30, 2004. Likewise, earned pricing increases for homeowners of 8% in nine months ended September 30, 2005 were down from 12% in the nine months ended September 30, 2004. The moderation in earned pricing increases in the nine months ended September 30, 2005 is a reflection of a decline in written pricing increases from 2004 to 2005.
•	Written pricing for automobile increased 3% over the last three months of 2004 but was down 1% over the first nine months of 2005.

•	Written pricing for homeowners increased 8% over the last three months of 2004 and 8% for the first nine months of 2005.
The written price declines are reflective of company’s response in different states and different auto segments to the current levels of price adequacy. Written pricing for homeowners has increased primarily due to increased insurance to value.
Underwriting results and ratios
Three months ended September 30, 2005 compared to the three months ended September 30, 2004
Underwriting results increased $208, with a corresponding 23.8 point decrease in the combined ratio, from 115.8 to 92.0. The net increase in underwriting results was principally driven by the following factors:
•	A $175 decrease in current accident year catastrophe losses. Catastrophe losses in the third quarter of 2004 for Hurricanes Charley, Frances, Ivan and Jeanne were $215 compared to catastrophe losses in the third quarter of 2005 for Hurricanes Katrina and Rita of $41, and

•	A $26 improvement resulting from earned premium growth at a combined ratio less than 100.0, as well as from a decrease in the combined ratio before catastrophes and prior accident year development of 2.7 points, from 89.4 to 86.7.
The combined ratio before catastrophes and prior year development decreased by 2.7 points, primarily due to a reduction in current accident year incurred losses for auto liability claims to reflect favorable trends and earned pricing increases in homeowners, partially offset by increasing non-catastrophe property loss costs and the effect of the $21 increase in catastrophe treaty reinstatement premiums. Property claim severity outpaced favorable property claim frequency during the third quarter of 2005. During the third quarter of 2005, the Company reduced current accident year loss and loss adjustment expense ratios for Personal Lines auto bodily injury claims, resulting in a reduction in incurred loss and loss adjustment expenses, of which $28 related to the first six months of the year. Emerged loss costs for Personal Lines auto liability claims in 2005 have shown that the rate of increase in loss and loss adjustment expenses has been less than management’s original estimate in recording 2005 accident year incurred losses. Accordingly, the auto liability loss and loss adjustment expense ratios for the 2005 accident year were reduced.
The expense ratio improved 1.0 point to 22.7, partly due to reallocating $7 in 2004 hurricane-related assessments from Personal Lines to Business Insurance based on an assessment notice received in the third quarter of 2005 and partly due to the growth in earned premiums.
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
Underwriting results increased $342, with a corresponding 12.6 point decrease in the combined ratio from 98.3 to 85.7. The net increase in underwriting results was principally driven by the following positive factors:
•	A $177 decrease in current accident year catastrophe losses. Catastrophe losses in the first nine months of 2004 included losses for Hurricanes Charley, Frances, Ivan and Jeanne of $215, whereas catastrophe losses in the first nine months of 2005 included losses for Hurricanes Katrina and Rita of $41,

•	A $95 reduction in prior accident year reserves for allocated loss adjustment expenses and a $20 reduction in prior accident year losses, primarily related to auto liability claims, and

•	A $49 improvement resulting from earned premium growth at a combined ratio less than 100.0, as well as from a decrease in the combined ratio before catastrophes and prior accident year development of 1.2 points, from 87.6 to 86.4.

Partially offsetting these improvements was a $9 increase in prior accident year catastrophe loss reserves for the third quarter 2004 hurricanes.
The 1.2 point improvement in the combined ratio before catastrophes and prior accident year development was primarily due to the reduction in current accident year incurred losses for auto liability claims recorded in the third quarter of 2005 and to earned pricing increases for homeowners business outpacing increases in non-catastrophe property loss costs, partially offset by the effect of a $27 increase in third quarter reinstatement premiums. The expense ratio decreased by 0.3 points to 22.9 as the effect of the growth in earned premium was partially offset by the effect of 2004 hurricane related assessments.
SPECIALTY COMMERCIAL

	Three Months Ended			Nine Months Ended
Underwriting Summary	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Written premiums	$437	$513	(15%)	$1,414	$1,412	—
Change in unearned premium reserve	6	(3)	NM	50	158	(68%)

Earned premiums	431	516	(16%)	1,364	1,254	9%
Benefits, claims and claim adjustment expenses
Current year	398	441	(10%)	1,042	1,036	1%
Prior year	62	21	195%	99	71	39%

Total benefits, claims and claim adjustment expenses	460	462	—	1,141	1,107	3%
Amortization of deferred policy acquisition costs	69	65	6%	208	189	10%
Insurance operating costs and expenses	45	47	(4%)	113	97	16%

Underwriting results	$(143)	$(58)	(147%)	$(98)	$(139)	29%

Loss and loss adjustment expense ratio
Current year	92.8	85.9	(6.9)	76.6	82.8	6.2
Prior year	14.6	3.9	(10.7)	7.2	5.6	(1.6)

Total loss and loss adjustment expense ratio	107.4	89.8	(17.6)	83.8	88.4	4.6
Expense ratio	25.4	21.3	(4.1)	22.9	22.7	(0.2)
Policyholder dividend ratio	0.5	0.4	(0.1)	0.4	—	(0.4)

Combined ratio	133.3	111.4	(21.9)	107.2	111.1	3.9
Catastrophe ratio	19.7	15.7	(4.0)	7.8	(2.1)	(9.9)

Combined ratio before catastrophes	113.6	95.7	(17.9)	99.3	113.2	13.9
Combined ratio before catastrophes and prior accident year development	98.2	91.9	(6.3)	92.3	98.4	6.1
Other revenues [1]	$86	$79	9%	$254	$236	8%

[1] Represents servicing revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Written Premiums [1]	2005	2004	Change	2005	2004	Change

Property	$38	$166	(77%)	$179	$371	(52%)
Casualty	202	197	3%	683	571	20%
Bond	59	51	16%	170	149	14%
Professional Liability	109	86	27%	274	249	10%
Other	29	13	123%	108	72	50%

Total	$437	$513	(15%)	$1,414	$1,412	—

Earned Premiums [1]
Property	$40	$157	(75%)	$188	$343	(45%)
Casualty	201	193	4%	636	437	46%
Bond	54	47	15%	155	140	11%
Professional Liability	89	84	6%	255	248	3%
Other	47	35	34%	130	86	51%

Total	$431	$516	(16%)	$1,364	$1,254	9%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004
Earned premiums for the Specialty Commercial segment decreased by $85, or 16%, for the third quarter and increased by $110, or 9%, for the nine months ended September 30, 2005. The earned premium decrease in the third quarter was primarily due to a $117 decrease in property, partially offset by increases in casualty, bond, professional liability and other. The earned premium increase in the nine month period was primarily due to a $199 increase in casualty and increases in bond, professional liability and other, partially offset by a $155 decrease in property.

•	Property earned premium decreased $117, or 75%, for the third quarter and $155, or 45%, for the nine month period, primarily because of a decline in new business and written pricing over the last three months of 2004 and first nine months of 2005, and because of the decision made in the fourth quarter of 2004 to exit the multi-peril crop insurance (“MPCI”) business, partially offset by a slight increase in premium renewal retention over the third quarter and nine months ended September 30, 2004. Also reducing earned premium in the third quarter was $18 of reinstatement premiums paid to reinstate reinsurance treaty limits as a result of losses ceded from Hurricane Katrina.

•	Casualty earned premiums increased $8, or 4%, for the third quarter as the effect of earned pricing increases arising from written pricing increases in 2004 and the first nine months of 2005 was partially offset by the effect of decreases in new business growth and premium renewal retention. Casualty earned premiums increased $199, or 46%, for the nine month period, primarily due to earned premium in the first nine months of 2004 having been reduced for a $90 decrease in earned premiums under retrospectively-rated policies and a $78 increase in earned premium on a single alternative markets insured program. During the nine month period ended September 30, 2005, the effect of earned pricing increases was partially offset by decreases in new business growth.

•	Bond earned premium grew $7, or 15%, for the third quarter and $15, or 11%, for the nine month period due to new business growth in commercial and contract surety business, written pricing increases in 2004 and the first nine months of 2005 and a decrease in the portion of risks ceded to outside reinsurers. Premium renewal retention has increased in the third quarter and first nine months of 2005.

•	Professional liability earned premium grew $5, or 6%, for the third quarter and $7, or 3%, for the nine month period due to an increase in new business growth, an increase in premium renewal retention, and a decrease in the portion of risks ceded to outside reinsurers partially offset by earned pricing decreases.

•	Within the “other” category, earned premium increased by $12, or 34%, for the third quarter and $44, or 51%, for the nine month period, primarily due to increased premiums on internal reinsurance programs.
Underwriting results and ratios
Three months ended September 30, 2005 compared to the three months ended September 30, 2004
Underwriting results decreased by $85, with a corresponding 21.9 point increase in the combined ratio to 133.3. The net decrease in underwriting results was primarily driven by the following factors:
•	A $41 increase in unfavorable prior accident year development. Prior accident year development in 2005 included $70 of strengthening related to workers’ compensation reserves for claim payments expected to emerge after 20 years of development, partially offset by a reserve release of $10 for crop insurance,

•	A $14 increase in catastrophe treaty reinstatement premiums as a result of ceded losses for Hurricane Katrina,

•	A $7 increase in current accident year catastrophe losses. Catastrophe losses in the third quarter of 2004 for Hurricanes Charley, Frances, Ivan and Jeanne were $81 compared to catastrophe losses in the third quarter of 2005 for Hurricanes Katrina and Rita of $84, and

•	A $23 decrease in underwriting results before reinstatement premium, catastrophes and prior accident year development.
Underwriting results before catastrophes, prior accident year development and reinstatement premium decreased by $23, due to a decrease in current accident year underwriting results for property, partially offset by an increase in current accident year underwriting results for bond and professional liability. Both the decline in earned premium and an increase in non-catastrophe property loss costs contributed to the decrease in property underwriting results.
The expense ratio increased by 4.1 points to 25.4, primarily due to the effect of 2005 reinstatement premium on the ratio and the shift to more casualty business which has a higher expense ratio.
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
Underwriting results increased by $41 with a corresponding 3.9 point improvement in the combined ratio to 107.2. The net increase in underwriting results was primarily driven by a $90 decrease in earned premiums under retrospectively rated policies recorded in the first nine months of 2004. Partially offsetting this effect were the following factors:
•	A $14 increase in current accident year catastrophe losses. Catastrophe losses in the first nine months of 2004 included losses for Hurricanes Charley, Frances, Ivan and Jeanne of $81, whereas catastrophe losses in the first nine months of 2005 included losses for Hurricanes Katrina and Rita of $84,

•	A $15 increase in catastrophe treaty reinstatement premiums as a result of ceded losses for Hurricane Katrina, and

•	A $28 increase in unfavorable prior accident year loss development. Prior accident year loss development of $99 in the first nine months of 2005 consisted primarily of $70 of reserve strengthening for workers’ compensation reserves for claim payments expected to emerge after 20 years of development and $20 of reserve development for large deductible workers’ compensation policies recorded in the second quarter of 2005. Prior accident year loss development of $71 for the first nine months of 2004 included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves and strengthening in large deductible workers’ compensation reserves and a release in other liability reserves, each approximately $150.

In addition to the impact on underwriting results of catastrophe losses, prior accident year development, reinstatement premium and the $90 earned premium reduction in 2004, the impact of increased current accident year underwriting results in bond and professional liability was largely offset by the impact of a decline in current accident year underwriting results in property. The expense ratio increased by 0.2 points to 22.9, primarily due to the shift to more casualty business which has a higher expense ratio, partially offset by the impact of the $90 earned premium adjustment on the expense ratio for the nine months ended September 30, 2004.
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change

Written premiums	$2	$(6)	NM	$4	$(11)	NM
Change in unearned premium reserve	—	(2)	100%	—	(33)	100%

Earned premiums	2	(4)	NM	4	22	(82%)
Benefits, claims and claim adjustment expenses
Current year	—	5	(100%)	—	33	(100%)
Prior year	51	91	(44%)	186	344	(46%)

Total benefits, claims and claim adjustment expenses	51	96	(47%)	186	377	(51%)
Amortization of deferred policy acquisition costs	(2)	4	NM	(2)	15	NM
Insurance operating costs and expenses	6	6	—	11	19	(42%)

Underwriting results	$(53)	$(110)	52%	$(191)	$(389)	51%

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
Earned premiums continued to decline for the nine months ended September 30, 2005 as a result of the Company’s decision to exit from the domestic assumed reinsurance business in the second quarter of 2003.
Underwriting results increased by $57 for the three months ended September 30, 2005, principally due to a $40 decrease in prior year loss development. Reserve development in the three months ended September 30, 2005 included $37 of environmental reserve strengthening. For the comparable three-month period ended September 30, 2004, reserve development was driven by $75 of environmental reserve strengthening.
Underwriting results increased by $198 for the nine months ended September 30, 2005, principally due to a $158 decrease in prior year loss development. Reserve development in the nine months ended September 30, 2005 included $85 of reserve strengthening for assumed reinsurance, $37 of environmental reserve strengthening, and a $20 increase in the allowance for uncollectible reinsurance. For the comparable nine-month period ended September 30, 2004, reserve development was driven by a $181 provision for the reinsurance recoverable asset associated with older, long-term casualty liabilities, $130 of reserve strengthening for assumed reinsurance, and $75 of environmental reserve strengthening, which was partially offset by a $97 release of September 11 reserves.
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
It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. It is unknown whether potential Federal asbestos-related legislation will be enacted or what its effect would be on the Company’s aggregate asbestos liabilities.
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

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and nine months ended September 30, 2005:
Other Operations Claims and Claim Adjustment Expenses

For the Three Months Ended September 30, 2005	Asbestos	Environmental	All Other [1]	Total

Beginning liability — net [2][3]	$2,362	$338	$2,382	5,082
Claims and claim adjustment expenses incurred	6	37	8	51
Claims and claim adjustment expenses paid	(42)	(4)	(97)	(143)

Ending liability — net [2][3]	$2,326[4]	$371	$2,293	4,990

For the Nine Months Ended September 30, 2005	Asbestos	Environmental	All Other [1]	Total

Beginning liability — net [2][3]	$2,471	$385	$2,514	$5,370
Claims and claim adjustment expenses incurred	19	51	116	186
Claims and claim adjustment expenses paid	(164)	(65)	(337)	(566)

Ending liability — net [2][3]	$2,326[4]	$371	$2,293	$4,990

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $10 and $7, respectively, as of September 30, 2005, $10 and $8, respectively, as of June 30, 2005, and $13 and $9, respectively, as of December 31, 2004. Total net claim and claim adjustment expenses incurred in Ongoing Operations for the three and nine months ended September 30, 2005 includes $4 and $9, respectively, related to asbestos and environmental claims. Total net claim and claim adjustment expenses paid in Ongoing Operations for the three and nine months ended September 30, 2005 includes $5 and $14, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $3,944 and $451, respectively, as of September 30, 2005, $4,033 and $446, respectively, as of June 30, 2005, and $4,322 and $501, respectively, as of December 31, 2004.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $199 and $526, respectively, resulting in a one year net survival ratio of 11.7 and a three year net survival ratio of 4.4 (12.9 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.
The Company has been evaluating and closely monitoring assumed reinsurance reserves in Other Operations. For the years ended December 31, 2004 and December 31, 2003, the Company booked unfavorable reserve development of $170 and $129, respectively, related to assumed reinsurance. The Company reviewed certain of its assumed reinsurance reserves during the first and second quarters of 2005. Unfavorable trends continued during 2005 and, as a result, the Company increased reserves by $12 and $73 in the first and second quarters, respectively. The majority of the year-to-date reserve strengthening of $85 was for assumed casualty reinsurance for the years 1997 through 2001. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information from the ceding companies. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates.
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
During the third quarter of 2005, the Company completed its environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its domestic direct and assumed reinsurance accounts exposed to environmental liability. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account, although the review found no apparent underlying cause or change in the claim environment. The net effect of these changes resulted in a $37 before tax increase in net environmental liabilities.
In reporting gross environmental results, the Company has divided the gross exposure into Direct, which is subdivided further as: Accounts with future exposure greater than $2.5, Accounts with future exposure less than $2.5, and Other direct; Assumed reinsurance;

and London market. The unallocated amounts in the Other direct category include an estimate of the necessary reserves for environmental claims related to direct insureds who have not previously tendered environmental claims to the Company.
The following table displays gross environmental reserves and other statistics by category as of September 30, 2005:
Gross Environmental Reserves

	As of September 30, 2005
			% of	3 Year Gross
	Number of	Total	Environmental	Survival
	Accounts [1]	Reserves	Reserves	Ratio [3]

Accounts with future exposure > $2.5	13	$78	17%
Accounts with future exposure < $2.5	562	108	24%
Other direct [2]	—	24	5%

Total direct	575	210	46%	2.2
Assumed reinsurance		179	40%	8.7
London market		62	14%	3.7

Total gross environmental reserves		$451	100%	3.4

[1] Number of accounts by category established as of June 2005.

[2] Includes unallocated IBNR.

[3] The one year gross paid amount for total environmental claims is $101, resulting in a one year gross survival ratio of 4.4.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2005 of $2.7 billion ($2.3 billion and $371 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.0 billion to $3.1 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2004 Annual Report on Form 10-K. Due to these uncertainties, further developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
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

The following table sets forth, for the three and nine months ended September 30, 2005, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Other Operations Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
For the Three Months Ended September 30, 2005	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE

Gross
Direct	$57	$3	$2	$14
Assumed — Domestic	24	—	4	—
London Market	11	—	2	—

Total	92	3	8	14
Ceded	(50)	3	(4)	23

Net	$42	$6	$4	$37

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
For the Nine Months Ended September 30, 2005	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE

Gross
Direct	$282	$8	$39	$15
Assumed — Domestic	51	(4)	16	(1)
London Market	46	—	7	—

Total	379	4	62	14
Ceded	(215)	15	3	37

Net	$164	$19	$65	$51

[1] Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross loss and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2005 includes $4 and $15, respectively, related to asbestos and environmental claims. Total gross loss and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2005 includes $4 and $19, respectively, related to asbestos and environmental claims.

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
The Company performs a regular review of its asbestos liabilities, environmental liabilities and Other Operations reinsurance recoverables at least annually, and its assumed reinsurance liabilities at least semi-annually. The Company expects to complete a review of assumed reinsurance liabilities in the fourth quarter of 2005. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, the portion of liabilities it expects to cede or in its allowance for uncollectible reinsurance.
INVESTMENTS
General
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. (For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the “General” section in The Hartford’s 2004 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections that follow.)
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) accounted for 36% and 17% of the Company’s consolidated revenues for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, net investment income and net realized capital gains accounted for approximately 28% and 22%, respectively, of the Company’s consolidated revenues.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 74% and 80% of the fair value of its invested assets as of September 30, 2005 and December 31, 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies Life’s invested assets by type as of September 30, 2005 and December 31, 2004.

Composition of Invested Assets
	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$51,115	66.5%	$50,531	73.5%
Equity securities, available-for-sale, at fair value	797	1.1%	525	0.8%
Equity securities, held for trading, at fair value	21,247	27.6%	13,634	19.8%
Policy loans, at outstanding balance	2,009	2.6%	2,662	3.9%
Mortgage loans, at cost	1,178	1.5%	923	1.3%
Limited partnerships, at fair value	369	0.5%	256	0.4%
Other investments	181	0.2%	185	0.3%

Total investments	$76,896	100.0%	$68,716	100.0%

Fixed maturity investments increased $584, or 1%, since December 31, 2004, primarily the result of positive operating cash flows, product sales and a decrease in long-term interest rates, partially offset by an increase in short-term to intermediate-term interest rates, credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. Equity securities held for trading increased $7,613, or 56%, since December 31, 2004, due to positive performance of the underlying investment funds supporting the Japanese variable annuity product and positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan, partially offset by foreign currency depreciation in comparison to the U.S. dollar. Policy loans decreased $653, or 25%, since December 31, 2004, as a result of certain policy loan surrenders.

Investment Results
The following table summarizes Life’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2005	2004	2005	2004

Net investment income-excluding income on policy loans and trading securities	$735	$680	$2,125	$2,003
Policy loan income	36	46	108	138
Trading securities income (loss) [1]	1,500	(174)	2,024	383

Net investment income — total	$2,271	$552	$4,257	$2,524
Yield on average invested assets [2]	5.8%	5.8%	5.7%	5.8%

Gross gains on sale	$89	$74	$310	$258
Gross losses on sale	(72)	(24)	(204)	(112)
Impairments	(16)	(4)	(22)	(16)
GMWB derivatives, net	(1)	—	7	4
Other, net [3]	(35)	(18)	(61)	(4)

Net realized capital gains (losses)	$(35)	$28	$30	$130

[1]	Represents the change in value of securities classified as trading.

[2]	Represents annualized net investment income (excluding trading securities income (loss)) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments, foreign currency transaction remeasurements as well as the amortization of deferred acquisition costs related to realized capital gains.
For the three and nine months ended September 30, 2005, net investment income, excluding income on policy loans and trading securities, increased $55, or 8%, and $122, or 6%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base as well as higher partnership income, as compared to the respective prior year periods. The increases in the average invested assets base, as compared to the prior year periods, were primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan. The higher partnership income for the three and nine months ended September 30, 2005, is due to certain of the Company’s partnerships reporting higher market values as a result of liquidating their underlying investment holdings in the favorable market environment.
Net investment income on trading securities for the three and nine months ended September 30, 2005, as well as for the nine months ended September 30, 2004, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. Net investment loss on trading securities for the three months ended September 30, 2004, was primarily generated by a decline in value of the underlying investment funds supporting the Japanese variable annuity product as well as foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income for the three and nine months ended September 30, 2005, as compared to the respective prior year periods, is primarily due to the performance of the underlying funds on a higher asset base.
For the three and nine months ended September 30, 2005, the yield on average invested assets was relatively consistent with the prior year periods primarily due to higher partnership income. Excluding partnership income, the yield on average invested assets for the three and nine months ended September 30, 2005, decreased from the respective prior year periods, primarily resulting from a reduction in policy loan income and, to a lesser extent, a weighted average yield on new fixed maturity purchases below the average portfolio yield.
Net realized capital losses were recognized for the three months ended September 30, 2005, as compared to net realized capital gains in the respective prior year period, and lower net realized capital gains were recognized for the nine months ended September 30, 2005, as compared to the prior year period. The decreases from the prior year periods were primarily the result of lower net gains on the sale of fixed maturity securities, net losses on the Japanese fixed annuity product, including the liability remeasurement, and higher amortization of deferred acquisition costs related to capital gains.
Gross gains on sales for the three and nine months ended September 30, 2005, were primarily within fixed maturities and included corporate and foreign government securities. In addition, gross gains on sales for the nine months ended September 30, 2005, included gains from sales of commercial mortgage-backed securities (“CMBS”). Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily reinvested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening since the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates and to capture gains resulting from credit spread tightening since the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the currently scheduled expiration of the Terrorism Risk

Insurance Act at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase.
Gross losses on sales for the three and nine months ended September 30, 2005, were primarily within the corporate sector. Gross losses on sales for the nine months ended September 30, 2005, included $27 of losses on sales of securities related to a major automotive manufacturer, that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For the three and nine months ended September 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $3 and $6, respectively, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2%, which under the Company’s impairment policy were deemed to be depressed only to a minor extent.
Gross gains on sales for the three and nine months ended September 30, 2004, were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to credit spread tightening in certain sectors and changes in interest rates and foreign currency exchange rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government, CMBS and asset-backed securities (“ABS”) sectors. The majority of the gains on sales in the corporate, CMBS and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the depreciation in value of the U.S. dollar against foreign currencies.
Gross losses on sales for the three and nine months ended September 30, 2004, resulted predominantly from sales of U.S. government securities, corporate securities, ABS and CMBS that were in an unrealized loss position primarily due to changes in interest rates. For the three and nine months ended September 30, 2004, there was no single security sold at a loss in excess of $2 and $5, respectively, and the average loss, as a percentage of the fixed maturity’s amortized cost, was less than 3%.
Property & Casualty
The investment objective for Property & Casualty’s Ongoing Operations segment is to maximize economic value while generating after-tax income to meet policyholder and corporate obligations. For Property & Casualty’s Other Operations segment, the investment objective is to ensure the full and timely payment of all liabilities. Property & Casualty’s investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.
The following table identifies Property & Casualty’s invested assets by type as of September 30, 2005 and December 31, 2004.

Composition of Invested Assets
	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$24,994	94.8%	$24,410	95.6%
Equity securities, available-for-sale, at fair value	604	2.3%	307	1.2%
Real estate/Mortgage loans, at cost	177	0.7%	253	1.0%
Limited partnerships, at fair value	195	0.7%	177	0.7%
Other investments	397	1.5%	379	1.5%

Total investments	$26,367	100.0%	$25,526	100.0%

Fixed maturities increased $584, or 2%, since December 31, 2004, primarily due to positive operating cash flow and a decrease in long-term interest rates, partially offset by an increase in short-term to intermediate-term interest rates, credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities.

Investment Results
The table below summarizes Property & Casualty’s investment results.

	Three Months Ended		Nine Months ended
	September 30,		September 30,
(before-tax)	2005	2004	2005	2004

Net investment income, before-tax	$349	$309	$1,014	$915
Net investment income, after-tax [1]	$260	$230	$752	$684
Yield on average invested assets, before-tax [2]	5.6%	5.4%	5.5%	5.4%
Yield on average invested assets, after-tax [1] [2]	4.2%	4.0%	4.1%	4.0%

Gross gains on sale	$34	$30	$136	$151
Gross losses on sale	(26)	(10)	(79)	(42)
Impairments	(4)	(2)	(9)	(8)
Other, net [3]	(2)	—	2	15

Net realized capital gains	$2	$18	$50	$116

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also presented.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments and foreign currency transaction remeasurements.
For the three and nine months ended September 30, 2005, before-tax net investment income increased $40, or 13%, and $99, or 11%, and after-tax net investment income increased $30, or 13%, and $68, or 10%, compared to the respective prior year periods. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods. For the three months ended September 30, 2005, market value adjustments for the Company’s corporate-owned life insurance also contributed to the increase, while for the nine months ended September 30, 2005, higher partnership income contributed to the increase. The higher partnership income is due to a greater number of the Company’s partnerships reporting higher market values as a result of liquidating their underlying investment holdings in the favorable market environment.
For the three and nine months ended September 30, 2005, the yield on average invested assets increased from the respective prior year periods as a result of the previously discussed market value adjustments for the Company’s corporate-owned life insurance and higher partnership income. Excluding these items, the yield on average invested assets for the three and nine months ended September 30, 2005, decreased slightly from the respective prior year periods as the weighted average yield on fixed maturities continues to be below the average portfolio yield.
Net realized capital gains for the three and nine months ended September 30, 2005, were lower than the respective prior year periods primarily due to lower net realized gains on fixed maturity securities as well as net losses on non-qualifying derivatives in the 2005 periods compared to net gains in the prior year periods.
Gross gains on sales for the three and nine months ended September 30, 2005, were primarily within fixed maturities and were concentrated in the corporate and foreign government sectors and were the result of decisions to reposition the portfolio due to credit spread tightening in certain sectors and changes in foreign currency exchange rates. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold to reposition the corporate holdings into higher quality securities. Foreign securities were sold to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates. Also, certain foreign government securities appreciated in price recently and were sold to reposition the portfolio into higher credit quality securities.
Gross losses on sales for the three and nine months ended September 30, 2005, were primarily within corporate and foreign government securities. Included in the corporate gross losses for the nine months ended September 30, 2005, are losses on sales of securities related to a major automotive manufacturer of $10 that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For the three and nine months ended September 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $1 and $3, respectively, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 3%, which under the Company’s impairment policy, were deemed to be depressed only to a minor extent.
Gross gains on sales for the three and nine months ended September 30, 2004, were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the credit spread tightening in certain sectors and changes in long-term interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and ABS sectors. The majority of the gains in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. dollar against foreign currencies.

Gross losses on sales for the three and nine months ended September 30, 2004, resulted predominantly from sales of corporate and CMBS securities that were in an unrealized loss position primarily due to changes in interest rates. For the three and nine months ended September 30, 2004, there was no single security sold at a loss in excess of $1 and $5, respectively, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2% and 3%, respectively.
Corporate
The investment objective of Corporate is to manage capital raised through financing activities to support the Life and Property & Casualty operations of the Company and to maximize funds available to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of September 30, 2005 and December 31, 2004, Corporate held $352 and $159, respectively, of fixed maturity investments. In addition, Corporate held $2 and $7, respectively, of other investments as of September 30, 2005 and December 31, 2004.
Investment Management Activities
In June 2005, HIMCO issued and serves as the collateral manager for a synthetic collateralized loan obligation (“CLO”), which invests in senior secured bank loans through total return swaps (“referenced bank loan portfolio”). The CLO issued approximately $100 of notes and preferred shares (“CLO issuance”), approximately $85 of which was issued to third party investors. The proceeds from the CLO issuance were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolio swap counterparty. Investors in the CLO issuance receive the net proceeds from approximately a $600 notional referenced bank loan portfolio. Any principal losses incurred by the swap counterparty associated with the referenced bank loan portfolio are borne by the CLO issuance investors through the total return swaps. The Company’s investment in the CLO is $15, which is its maximum exposure to loss. The third party investors in the CLO have recourse only to the variable interest entity (“VIE”) assets and not to the general credit of the Company.
Pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”), the Company has concluded that the CLO is a VIE, however, the Company is not the primary beneficiary and, accordingly, is not required to consolidate the VIE. The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIE. The qualitative considerations included the Company’s co-investment in relation to the total CLO issuance. The quantitative analysis included calculating the variability of the CLO issuance based upon statistical techniques utilizing historical normalized default and recovery rates for the average credit quality of the initial referenced bank loan portfolio.
Including this issuance, total HIMCO managed CLO bank loan portfolios were $1.6 billion as of September 30, 2005.
Other-Than-Temporary Impairments
For the three and nine months ended September 30, 2005, total consolidated other-than-temporary impairments were $20 and $31, respectively, as compared to $6 and $24, respectively, for the comparable periods in 2004.
During the three months ended September 30, 2005, other-than-temporary impairments were recorded on equity securities of $9, corporate securities of $8 and ABS of $3. During the nine months ended September 30, 2005, other-than-temporary impairments were recorded on corporate securities of $16, equity securities of $9, ABS of $5 and other securities of $1. Other-than-temporary impairments were recorded on certain corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Included in the corporate securities impairment amount for the nine months ended September 30, 2005, was $3 recorded on securities related to a major automotive manufacturer in the second quarter. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by one financial services company. These securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. Other-than-temporary impairments recorded on ABS primarily related to deterioration of the underlying collateral supporting the security. ABS impairments for the three and nine months ended September 30, 2005, included $2 recorded on aircraft lease receivables related to one major U.S. carrier. These receivables are secured by certain older aircraft that recently experienced a significant decline in value. There were no impairments related to Hurricanes Katrina and Rita.
During the three months ended September 30, 2004, other-than-temporary impairments were recorded on ABS of $3, CMBS of $2 and equity securities of $1. During the nine months ended September 30, 2004, other-than-temporary impairments were recorded on ABS of $13, commercial mortgages of $3, CMBS of $3, corporate securities of $3, equity securities of $1 and MBS of $1. Other-than-temporary impairments primarily related to the decline in market values of certain previously impaired securities.
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
(Refer to the Investment Credit Risk section of the MD&A in The Hartford’s 2004 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.)
The Company invests primarily in securities that are rated investment grade and has established exposure limits, diversification standards and review procedures for credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized rating agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis.
The Hartford is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies.
The following table identifies fixed maturity securities by type on a consolidated basis as of September 30, 2005 and December 31, 2004.

Consolidated Fixed Maturities by Type
	September 30, 2005					December 31, 2004
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$8,047	$66	$(84)	$8,029	10.5%	$7,446	$95	$(72)	$7,469	9.9%
CMBS	12,477	279	(115)	12,641	16.5%	11,306	475	(33)	11,748	15.6%
Collateralized mortgage obligations (“CMOs”)	1,082	4	(7)	1,079	1.4%	1,218	12	(3)	1,227	1.6%
Corporate
Basic industry	3,115	130	(37)	3,208	4.2%	3,131	234	(9)	3,356	4.5%
Capital goods	2,350	126	(20)	2,456	3.2%	2,033	159	(10)	2,182	2.9%
Consumer cyclical	2,966	95	(50)	3,011	4.0%	3,229	207	(13)	3,423	4.6%
Consumer non-cyclical	3,268	166	(37)	3,397	4.5%	3,394	245	(12)	3,627	4.8%
Energy	1,696	124	(13)	1,807	2.4%	1,770	147	(5)	1,912	2.5%
Financial services	9,359	398	(72)	9,685	12.7%	8,201	589	(33)	8,757	11.7%
Technology and communications	4,435	297	(36)	4,696	6.1%	4,940	440	(15)	5,365	7.2%
Transportation	848	38	(7)	879	1.1%	766	52	(2)	816	1.1%
Utilities	3,738	218	(35)	3,921	5.1%	3,361	302	(13)	3,650	4.9%
Other	1,304	38	(14)	1,328	1.7%	1,001	69	(5)	1,065	1.4%
Government/Government agencies
Foreign	1,365	107	(4)	1,468	1.9%	1,648	153	(5)	1,796	2.4%
United States	1,051	30	(10)	1,071	1.4%	1,116	22	(6)	1,132	1.5%
MBS — agency	3,508	8	(36)	3,480	4.5%	2,774	29	(4)	2,799	3.7%
Municipal
Taxable	1,153	52	(6)	1,199	1.6%	919	34	(9)	944	1.3%
Tax-exempt	10,497	601	(17)	11,081	14.5%	9,670	726	(3)	10,393	13.8%
Redeemable preferred stock	39	2	—	41	0.1%	36	3	—	39	0.1%
Short-term	1,984	—	—	1,984	2.6%	3,400	—	—	3,400	4.5%

Total fixed maturities	$74,282	$2,779	$(600)	$76,461	100.0%	$71,359	$3,993	$(252)	$75,100	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of September 30, 2005, in comparison to December 31, 2004, were primarily impacted by changes in interest rates as well as credit spread movements, changes in foreign currency exchange rates and security sales. The Company’s fixed maturity gross unrealized gains decreased $1,214 and gross unrealized losses increased $348 from December 31, 2004 to September 30, 2005, primarily due to an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by a decrease in long-term interest rates. Gross unrealized gains and losses as of September 30, 2005, were reduced by securities sold in a gain or loss position.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)
Investment sector allocations as a percentage of total fixed maturities have changed since December 31, 2004, with a shift from certain corporate and short-term securities to ABS, MBS and CMBS due to their attractive yields relative to credit quality. Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g., home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of September 30, 2005, 20% of the fixed maturities were invested in private placement securities, including 14% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the September 2005, Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 3.75%, a 150 basis point increase from year-end 2004 levels. The FOMC stated that monetary policy accommodation, coupled with robust underlying growth in productivity is providing ongoing support to economic activity. Higher energy and other costs have the potential to add to inflation pressures. However, core inflation has been relatively low in recent months and long-term inflation expectations remain contained. The FOMC believes that with underlying inflation expected to be contained, policy accommodation can be removed at a measured pace. The Company continues to expect the Federal Reserve to raise short-term interest rates at a measured pace until rates approach neutral levels, unless inflationary pressures accelerate, at which time the Federal Reserve would likely raise short-term rates in greater increments. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
The following table identifies fixed maturities by credit quality on a consolidated basis, as of September 30, 2005 and December 31, 2004. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	September 30, 2005			December 31, 2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,210	$5,199	6.8%	$5,109	$5,160	6.9%
AAA	19,825	20,346	26.6%	17,984	18,787	25.0%
AA	9,444	9,728	12.7%	8,090	8,546	11.4%
A	18,360	19,216	25.1%	16,905	18,131	24.2%
BBB	16,624	17,102	22.4%	16,853	17,904	23.8%
BB & below	2,835	2,886	3.8%	3,018	3,172	4.2%
Short-term	1,984	1,984	2.6%	3,400	3,400	4.5%

Total fixed maturities	$74,282	$76,461	100.0%	$71,359	$75,100	100.0%

As of September 30, 2005 and December 31, 2004, greater than 96% and 95%, respectively, of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).
As of September 30, 2005 and December 31, 2004, the Company held no issuer of a below investment grade (“BIG”) security with a fair value in excess of 4% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2004, as a result of decisions to reduce exposure to lower credit quality assets and reinvest in higher quality securities.
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of September 30, 2005 and December 31, 2004, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	September 30, 2005			December 31, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$20,132	$19,866	$(266)	$7,572	$7,525	$(47)
Greater than three months to six months	1,263	1,230	(33)	573	567	(6)
Greater than six months to nine months	3,221	3,141	(80)	3,405	3,342	(63)
Greater than nine months to twelve months	1,884	1,838	(46)	462	445	(17)
Greater than twelve months	3,641	3,461	(180)	2,417	2,285	(132)

Total	$30,141	$29,536	$(605)	$14,429	$14,164	$(265)

The increase in the unrealized loss amount since December 31, 2004, is primarily the result of an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities offset in part by asset sales, a decrease in long-term interest rates and other-than-temporary impairments. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)
As a percentage of amortized cost, the average security unrealized loss at September 30, 2005 and December 31, 2004, was less than 2%. As of September 30, 2005 and December 31, 2004, fixed maturities represented $600, or 99%, and $252, or 95%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of September 30, 2005 and December 31, 2004, with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of September 30, 2005 and December 31, 2004, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded. (For further discussion of the other-than-temporary impairments criteria, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and in Note 1 of Notes to Consolidated Financial Statements, both of which are included in The Hartford’s 2004 Form 10-K Annual Report.)
The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% of the total unrealized loss amount as of September 30, 2005 and December 31, 2004.
The total securities classified as available-for-sale in an unrealized loss position for greater than six months by type as of September 30, 2005 and December 31, 2004, are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	September 30, 2005				December 31, 2004
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$206	$154	$(52)	17.0%	$227	$172	$(55)	25.9%
CDOs	30	27	(3)	1.0%	76	72	(4)	1.9%
Credit card receivables	173	171	(2)	0.7%	88	86	(2)	0.9%
Other ABS	670	658	(12)	3.9%	502	496	(6)	2.8%
CMBS	1,871	1,822	(49)	16.0%	896	878	(18)	8.5%
Corporate Basic industry	369	353	(16)	5.2%	355	347	(8)	3.8%
Consumer cyclical	422	401	(21)	6.9%	277	269	(8)	3.8%
Consumer non-cyclical	443	426	(17)	5.6%	436	425	(11)	5.2%
Financial services	1,595	1,550	(45)	14.6%	1,271	1,234	(37)	17.5%
Technology and communications	467	447	(20)	6.5%	435	421	(14)	6.6%
Utilities	258	248	(10)	3.3%	324	313	(11)	5.2%
Other	637	611	(26)	8.5%	484	468	(16)	7.5%
Other securities	1,605	1,572	(33)	10.8%	913	891	(22)	10.4%

Total	$8,746	$8,440	$(306)	100.0%	$6,284	$6,072	$(212)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2004, was primarily driven by an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by security sales, a decrease in long-term interest rates and other-than-temporary impairments. With the exception of ABS security types, the majority of the securities in an unrealized loss position for six months or more as of September 30, 2005, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were ABS supported by aircraft lease receivables, CMBS and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
Aircraft lease receivables — The Company’s holdings are asset-backed securities secured by leases to airlines primarily outside of the United States. Based on the current and expected future collateral values of the underlying aircraft, a recent improvement in lease rates and an overall increase in worldwide travel, the Company expects to recover the full amortized cost of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value. Although worldwide travel and aircraft demand has improved, U.S. domestic airline operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector.

CMBS — The unrealized loss position as of September 30, 2005, was primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of September 30, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of September 30, 2005, the Company held approximately 160 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of September 30, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of September 30, 2005 and December 31, 2004. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of September 30, 2005 and December 31, 2004, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For further discussion, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of MD&A and in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2004 Form 10-K Annual Report.)
The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of September 30, 2005 and December 31, 2004.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	September 30, 2005			December 31, 2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$708	$693	$(15)	$326	$322	$(4)
Greater than three months to six months	205	196	(9)	33	32	(1)
Greater than six months to nine months	54	51	(3)	174	165	(9)
Greater than nine months to twelve months	83	77	(6)	81	75	(6)
Greater than twelve months	313	268	(45)	285	240	(45)

Total	$1,363	$1,285	$(78)	$899	$834	$(65)

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2004 to September 30, 2005, was primarily the result of the increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by asset sales, a decrease in long-term interest rates and other-than-temporary impairments. (For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.)
CAPITAL MARKETS RISK MANAGEMENT
The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting the Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
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

Derivative Instruments
The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price, equity market or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits. (For further discussion on The Hartford’s use of derivative instruments, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.)
Life’s Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, the Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.
In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
The Company sells variable annuity contracts that offer one or more benefit guarantees that generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation in both product design and in equity market risk management and that, in the absence of this innovation, its market share could decline. Currently, the Company is experiencing lower levels of U.S. variable annuity sales as competitors continue to introduce equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2005, the Company is introducing new variable annuity product features. Depending on customer acceptance and competitor reaction to the Company’s latest product innovation, the Company’s future level of sales is subject to a high level of uncertainty.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability for the death benefit costs, net of reinsurance, of $118, as of September 30, 2005. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2005 is $7.0 billion. Due to the fact that 81% of this amount is reinsured, the Company’s net exposure is $1.3 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits of $46 as of September 30, 2005. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a return of initial premium deposited less withdrawals. In addition for certain contracts, the Company may pay a maximum anniversary value for contract holders who die before their 75th birthday. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.

The Company’s net amount at risk to the guaranteed death and income benefits offered in Japan was $15 as of September 30, 2005. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. During the third quarter of 2005, the Company received regulatory approval and consummated a transaction to reinsure guaranteed minimum income benefit risk associated with the sale of variable annuities in Japan to Hartford Life and Annuity Insurance Company, a U.S. subsidiary.
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
During the nine months ended September 30, 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of September 30, 2005, the notional and fair value for these contracts was $489 and $25, respectively, and the net gain, after-tax, from these contracts was $1 and $7 for the three and nine months ended September 30, 2005.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was immaterial before deferred policy acquisition costs and tax effects for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the net effect was a net gain of $5 and $4, after-tax, respectively. As of September 30, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $44.1 billion and $213, respectively. As of December 31, 2004, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $37.7 billion and $170, respectively.
In December 2004 and August 2005, the Company purchased one and two year S&P 500 put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of September 30, 2005, the notional and market value related to this strategy was $2.5 billion and $19, respectively. As of December 31, 2004, the notional and market value related to this strategy was $1.9 billion and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting, which affect statutory capital (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.
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
On October 21, 2004, the Financial Services Authority (“FSA”), the Company’s primary regulator in Japan, issued regulations concerning new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The regulations allow a “Standard” methodology and an “Alternative” methodology to determine required reserve levels and SMR standards. On December 27, 2004, the FSA also issued administrative guidelines that describe the detailed requirements under the two methodologies. The regulations became effective on April 1, 2005.
The new reserve methodologies and SMR standards only apply to capital requirements for Japanese regulatory purposes, and are not directly related to results under accounting principles generally accepted in the United States. The Company has decided to adopt the Standard methodology. It was expected that the impact of adopting the Standard methodology, on the Company’s Japanese operations, based on the Company’s assessment, could have required as much as $400 - $650 of additional capital during 2005. During the third quarter of 2005, the Company received Connecticut regulatory approval and consummated a transaction to reinsure guaranteed minimum income benefit risk associated with the sale of variable annuities in Japan to Hartford Life and Annuity Insurance Company, a U.S. subsidiary. This reinsurance strategy substantially eliminated the additional capital requirement in Japan. The Company believes that optimization of its capital management globally is a dynamic process. Therefore, management regularly evaluates its global capital position and may make further adjustments using reinsurance, hedging and other strategies from time to time.
As previously disclosed, the Company has been in the process of evaluating alternative capital structures related to its Japanese life insurance operations that it believes in the long term could result in improved financial flexibility. The Company’s Japanese life insurance operations are conducted through Hartford Life Insurance K.K. (“HLIKK”), which, prior to September 1, 2005, was a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), one of the Company’s principal statutorily regulated operating subsidiaries. Prior to September 1, 2005, the Company funded the capital needs of its Japanese operations through investments in the common stock of HLIKK by HLA. This arrangement generally allowed some portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.
During the second quarter of 2005, the Company sought and secured approval of a proposed plan to change the ownership structure of HLIKK. The proposed plan provided for a change in the ownership of HLIKK whereby the stock of HLIKK, an insurance operating company, would be transferred to Hartford Life, Inc., HLA’s parent company. The proposed plan was approved by both the State of Connecticut Insurance Department, HLA’s primary regulator, as well as the FSA, HLIKK’s primary regulator. On September 1, 2005 this plan was executed and the stock of HLIKK was transferred from HLA to Hartford Life, Inc. The transfer of the stock has been treated as a return of capital for GAAP and statutory accounting purposes for the respective entities. This transaction had no effect on the Company’s consolidated financial statements. The primary financial effect of the transaction was to reduce the statutory capital of HLA by the amount of the carrying value of HLIKK, which was $963 as of September 1, 2005. In addition, for certain capital adequacy ratios, a corresponding reduction in required capital will occur, which will result in an improved capital adequacy ratio. However, as previously disclosed, this action could potentially reduce certain other capital adequacy ratios employed by the regulators and rating agencies to assess the capital growth of The Hartford’s life insurance operations. At the current time, taking into consideration the effects of the transaction, the Company believes it has sufficient capital resources to maintain capital solvency ratios consistent with all of its objectives.
The Company may also repurchase outstanding shares of its common stock and equity units from time to time, in an aggregate amount not to exceed $1 billion. For additional information regarding the Company’s authorization to repurchase its securities, please see the “Stockholders’ Equity” section of Capital Resources & Liquidity included in The Hartford’s 2004 Form 10-K Annual Report.
HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to HFSG from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through October 31, 2005, the Company’s insurance subsidiaries had paid $1.9 billion to HFSG and HLI, which includes the $963 dividend of HLIKK to HLI.

As discussed above, HLA transferred ownership of HLIKK to Hartford Life, Inc., which resulted in the full utilization of HLA’s 2005 dividend capacity. Accordingly, HLA will need prior approval from the insurance commissioner for dividends paid, starting from the date of the transfer through the following twelve-month period. Excluding HLA, as of October 31, 2005, The Hartford’s insurance subsidiaries would be permitted to pay up to a maximum of approximately $674 in dividends to HFSG for the remainder of 2005 without prior approval from the applicable insurance commissioner.
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
Sources of Capital
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of September 30, 2005, the Company had $2.4 billion remaining on its shelf.
On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of September 30, 2005, HLI had $1.0 billion remaining on its shelf.
Commercial Paper and Revolving Credit Facilities
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	September 30,	December 31,	September 30,	December 31,
Description	Date	Date	2005	2004	2005	2004	Change

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$372	$372	—
HLI	2/7/97	N/A	250	250	—	—	—

Total commercial paper			$2,250	2,250	$372	$372	—
Revolving Credit Facility
5-year revolving credit facility	9/7/05	9/7/10	$1,600	$—	$—	$—	—
5-year revolving credit facility [1]	6/20/01	6/20/06	—	1,000	—	—	—
3-year revolving credit facility [1]	12/31/02	12/31/05	—	490	—	—	—

Total revolving credit facility			$1,600	$1,490	$—	$—	—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,850	$3,740	$372	372	—

[1] Replaced by $1.6 billion Five-Year Competitive Advance and Revolving Credit Facility Agreement on September 7, 2005. For further information, see below.
On September 7, 2005, The Hartford and HLI entered into a $1.6 billion Five-Year Competitive Advance and Revolving Credit Facility Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement replaced (i) The Hartford’s $1.0 billion Second Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of February 26, 2003, as amended, and (ii) The Hartford’s and HLI’s $490 Three-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of December 31, 2002, as amended.
The Credit Agreement provides for up to $1.6 billion of unsecured credit. Of the total availability under the Credit Agreement, up to $250 is available to support borrowing by HLI alone, and up to $100 is available to support letters of credit issued on behalf of The Hartford, HLI or other subsidiaries of The Hartford.
Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for its banks. As of September 30, 2005, the Company was in compliance with all such covenants.

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
Capitalization
The capital structure of The Hartford as of September 30, 2005 and December 31, 2004 consisted of debt and equity, summarized as follows:

	September 30,	December 31,
	2005	2004	Change

Short-term debt (includes current maturities of long-term debt)	$620	$621	—
Long-term debt [1]	4,053	4,308	(6%)

Total debt	$4,673	$4,929	(5%)

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$14,717	$12,813	15%
AOCI	593	1,425	(58%)

Total stockholders’ equity	$15,310	$14,238	8%

Total capitalization including AOCI	$19,983	$19,167	4%

Debt to equity	31%	35%
Debt to capitalization	23%	26%

[1]	Includes junior subordinated debentures of $697 and $704 and debt associated with equity units of $1,020 and $1,020 as of September 30, 2005 and December 31, 2004, respectively.
The Hartford’s total capitalization as of September 30, 2005 increased by $816 as compared with December 31, 2004. This increase was primarily due to net income of $1.8 billion partially offset by other comprehensive loss of $832 and repayment of debt of $250.
Debt
On June 15, 2005, the Company repaid $250 of 7.75% senior notes at maturity.
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2004 Form 10-K Annual Report.
Stockholders’ Equity
Dividends — On October 20, 2005 The Hartford declared a dividend on its common stock of $0.30 per share payable on January 3, 2006 to shareholders of record as of December 1, 2005.
Rights Agreement — Pursuant to the terms of the Rights Agreement dated as of November 1, 1995 between The Hartford and The Bank of New York as Rights Agent, the rights associated with The Hartford’s common stock expired on November 1, 2005.
AOCI — AOCI decreased by $832 as of September 30, 2005 compared with December 31, 2004. The decrease in AOCI is a result of a decrease in unrealized gains of $862 and a decrease in foreign currency translation adjustments of $67, offset by an increase in change in cash-flow hedging instruments of $97. The decrease in unrealized gains resulted from an increase in short- and mid-term interest rates. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will affect the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2004 Form 10-K Annual Report.

Cash Flow

	Nine Months Ended
	September 30,
	2005	2004

Net cash provided by operating activities	$2,947	$1,605
Net cash used for investing activities	$(3,675)	$(1,438)
Net cash provided by financing activities	$1,075	$190
Cash — end of period	$1,481	$819
The increase in cash from operating activities was primarily the result of the funding of $1.15 billion in settlement of the MacArthur litigation in 2004 and increased net income as compared to the prior year period. Cash provided by financing activities increased primarily due to higher net receipts from policyholder’s accounts related to investment and universal life contracts in 2005 as compared to the prior year period. Also contributing to the increase in cash provided by financing activities was a decrease in debt repayments in 2005 as compared to the prior year period. Net purchases of available-for-sale securities accounted for the majority of cash used for investing activities.
Operating cash flows for the nine months ended September 30, 2005 and 2004 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential effect of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk”.
Ratings
Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues or the persistency of the Company’s business may be adversely impacted. The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of October 31, 2005.

	A.M. Best	Fitch	Standard & Poor's	Moody's

Insurance Financial Strength Ratings:
Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance K.K. (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	AMB-2	F1	A-2	P-2
Hartford Capital III trust originated preferred securities	bbb	A-	BBB	Baa1
Hartford Life, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	AMB-1	F1	A-2	P-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1
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

The table below sets forth U.S. statutory surplus for the Company’s insurance companies.

	September 30, 2005	December 31, 2004

Life Operations [1]	$4,357	$5,119
Property & Casualty Operations	6,846	6,337

Total	$11,203	$11,456

[1] As described in “Liquidity Requirements” above, the September 30, 2005 amount excludes the surplus of HLIKK, which became a direct subsidiary of HLI on September 1, 2005.
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
NAIC Developments
Proposed Changes to NAIC RBC Requirements for Variable Annuities with Guarantees — C-3 Phase II Capital
On October 14, the Executive Committee of the NAIC formally adopted the provisions of the C-3 Phase II Capital project with an effective date of December 31, 2005 for NAIC RBC purposes.
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
Based on our preliminary estimates of the potential impact of C-3 Phase II Capital, and assuming current market conditions as of September 30, 2005, the net impact on The Hartford’s life insurance companies’ NAIC RBC ratios would be positive.
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
Other - During the second quarter of 2005, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.
Terrorism Risk Insurance Act of 2002
The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General. Under the program, the federal government would pay 90% of covered losses from a certified act of terrorism in 2005 after an insurer’s losses exceed 15% of the Company’s direct commercial earned premiums in 2004, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. The specified percentage is 15% for 2005.
TRIA requires all property and casualty insurers, including The Hartford, to make terrorism insurance available in all of their covered commercial property and casualty insurance policies (as defined in TRIA). TRIA applies to a significant portion of The Hartford’s commercial property and casualty contracts, but it specifically excludes some of The Hartford’s other insurance business, including livestock insurance, reinsurance and personal lines business. TRIA does not apply to group life insurance contracts.
TRIA is scheduled to expire on December 31, 2005. Legislation to extend TRIA has been introduced in both the Senate and House of Representatives. If terrorism reinsurance legislation is not extended or renewed, or is renewed in a materially different form, the Company will be exposed to terrorism losses in 2006 that would otherwise have been covered by terrorism reinsurance legislation, including terrorism losses arising on policies written in 2005 that expire after December 31, 2005. In the event terrorism reinsurance legislation is not extended or renewed, or is renewed in a materially different form, the Company may attempt to limit certain of its writings or obtain supplemental reinsurance protection, if available. For a discussion of The Hartford’s Risk Management processes as they relate to terrorism reinsurance legislation, please see the “Property & Casualty—Risk Management Strategy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, reductions in benefits currently received by the Company stemming from the dividends received deduction and repeal or reform of the estate tax. Earlier this year, the President established a bipartisan advisory panel to prepare a report to the Secretary of the Treasury on options for reforming the Internal Revenue Code. The panel submitted its report to the Secretary on November 1, 2005. The report describes two alternative options for reforming the federal tax laws. Each alternative would significantly change the manner in which individuals and corporations are taxed. It is expected that the Secretary will review the panel’s report and forward his own recommendations to the President by the end of the year. The nature and timing of any Congressional action with respect to the alternatives outlined in the panel’s report is unclear.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2005.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
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
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.

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
Fair Credit Reporting Act Putative Class Action - In October 2001, a complaint was filed in the United States District Court for the District of Oregon, on behalf of a putative nationwide class of homeowners and automobile policyholders from 1999 to the present, alleging that the Company willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. In July 2003, the district court granted summary judgment for the Company, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance.
The plaintiff appealed and, in August 2005, a panel of the United States Court of Appeals for the Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that the Company’s notices, even when sent, contained inadequate information. Although no court previously had decided the notice requirements applicable to insurers under FCRA, and the district court had not addressed whether the Company’s alleged violations of FCRA were willful because it had agreed with the Company’s interpretation of FCRA and found no violation, the Court of Appeals further held, over a dissent by one of the judges, that the Company’s failure to send notices conforming to the Court’s opinion constituted a willful violation of FCRA as a matter of law. FCRA provides for a statutory penalty of $100 to $1,000 per willful violation. Simultaneously, the Court of Appeals issued decisions in related cases against four other insurers, reversing the district court and holding that those insurers also had violated FCRA in similar ways. On October 3, 2005, the Court of Appeals withdrew its opinion in the Hartford case and issued a revised opinion, which changed certain language of the opinion but not the outcome.
On October 31, 2005, the Company timely filed a petition for rehearing en banc in the Ninth Circuit, which is pending. No class has been certified, and the Company intends to continue to defend this action vigorously. The Company’s ultimate liability, if any, in this action is highly uncertain and subject to contingencies that are not yet known, such as whether the Ninth Circuit will grant the Company’s petition for rehearing en banc and, if so, the outcome of that rehearing; whether the United States Supreme Court will grant a petition for certiorari and, if so, the outcome of that proceeding; whether a class will be certified; the success of defenses that the Company may assert; and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in this action could have a material adverse effect on the Company’s consolidated results of operations or cash flows.
Asbestos and Environmental Claims - As discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Other Operations (Including Asbestos and Environmental Claims)”, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s future consolidated operating results, financial condition and liquidity.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2005:

		Total Number		Total Number of Shares	Maximum Number of Shares that
		of Shares	Average Price	Purchased as Part of Publicly	May Yet Be Purchased Under
Period		Purchased	Paid Per Share	Announced Plans or Programs	the Plans or Programs

July 2005	[1]	15,632	$79.14	N/A	N/A
August 2005	[1]	104	$80.57	N/A	N/A
September 2005	[1]	—	$—	N/A	N/A

Total		15,736	$79.15	N/A	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
Item 6. EXHIBITS.
See Exhibit Index on page 81.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)

/s/ Robert J. Price

Robert J. Price Senior Vice President and Controller
(chief accounting officer and duly authorized signatory)
November 3, 2005

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
10.01	Five-Year Competitive Advance and Revolving Credit Agreement, dated as of September 7, 2005, among The Hartford Financial Services Group, Inc. (“The Hartford”), Hartford Life, Inc., the Lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Report on Form 8-K filed on September 13, 2005).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.