Form 10-K
period 2005-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2006-02-24
CIK 874766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-13958
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3317783
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Hartford Plaza, Hartford, Connecticut 06115-1900
(Address of principal executive offices)
(860) 547-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: the following, all of which are listed on the New York Stock Exchange, Inc.
Common Stock, par value $0.01 per share	6% Equity Units
7.45% Trust Originated Preferred Securities, Series C, issued by Hartford Capital III	7% Equity Units

Securities registered pursuant to Section 12(g) of the Act:
2.375% Notes due June 1, 2006	7.9% Notes due June 15, 2010
4.7% Notes due September 1, 2007	4.625% Notes due July 15, 2013
2.56% Equity Unit Notes due August 16, 2008	4.75% Notes due March 1, 2014
6.375% Notes due November 1, 2008	7.3% Debentures due November 1, 2015
4.1% Equity Unit Notes due November 16, 2008
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $22,285,500,000, based on the closing price of $74.78 per share of the Common Stock on the New York Stock Exchange on June 30, 2005.
As of February 15, 2006, there were outstanding 302,458,058 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

CONTENTS

	ITEM	DESCRIPTION	PAGE

PART I	1	Business	3
	1A	Risk Factors	18
	1B	Unresolved Staff Comments	24
	2	Properties	24
	3	Legal Proceedings	24
	4	Submission of Matters to a Vote of Security Holders	26

PART II	5	Market for The Hartford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
	6	Selected Financial Data	27
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	7A	Quantitative and Qualitative Disclosures About Market Risk	116
	8	Financial Statements and Supplementary Data	116
	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	116
	9A	Controls and Procedures	116
	9B	Other Information	118

PART III	10	Directors and Executive Officers of The Hartford	118
	11	Executive Compensation	119
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	119
	13	Certain Relationships and Related Transactions	120
	14	Principal Accounting Fees and Services	120

PART IV	15	Exhibits, Financial Statement Schedules	120
		Signatures	II-1
		Exhibits Index	II-2
EX-4.09: SUPPLEMENTAL INDENTURE
EX-10.09: INCENTIVE STOCK PLAN
EX-10.10: INCENTIVE STOCK PLAN
EX-10.11: INCENTIVE STOCK PLAN
EX-10.12: DEFERRED RESTRICTED STOCK UNIT PLAN
EX-10.17: EMPLOYEE STOCK PURCHASE PLAN
EX-10.18: INVESTMENT AND SAVINGS PLAN
EX-12.01: STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS
EX-21.01: SUBSIDIARIES
EX-23.01: CONSENT OF DELOITTE & TOUCHE LLP
EX-24.01: POWER OF ATTORNEY
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford” or the “Company”) is a diversified insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. The Hartford writes insurance in the United States and internationally. At December 31, 2005, total assets and total stockholders’ equity of The Hartford were $285.6 billion and $15.3 billion, respectively.
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
As a holding company that is separate and distinct from its subsidiaries, The Hartford Financial Services Group, Inc. has no significant business operations of its own. Therefore, it relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in the Capital Resources and Liquidity section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (“The Hartford mutual funds”) families of 48 mutual funds and 1 closed end fund. Investors can purchase “shares” in The Hartford mutual funds, all of which are registered with the Securities and Exchange Commission in accordance with the Investment Company Act of 1940. The Hartford mutual funds are owned by the shareholders of those funds and not by the Company.
Reporting Segments
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. In the quarter ended December 31, 2005, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten operating segments. Additionally, Corporate primarily includes all of the Company’s debt financing and related interest expense, as well as certain capital raising activities and purchase accounting adjustments.
Life has realigned its reportable operating segments during 2005 to include six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Retirement Plans provides products and services to corporations pursuant to Section 401(k), previously included in Retail, and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b), previously included in Institutional.
Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals.
Until the passage of Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Life sold two principal types of PPLI: leveraged PPLI and variable products. Leveraged PPLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged PPLI at the end of 1998, which resulted in the virtual elimination of all sales of leveraged PPLI. In the fourth quarter of 2005, the Company began classifying leveraged PPLI as a run-off block of business and, as a result, the financial results of this business, previously included in Institutional, are now included in Other.

Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health, and medical stop loss.
International, which primarily has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) other than the net periodic coupon settlements on credit derivatives and the net periodic coupon settlements on the cross currency swap used to economically hedge currency and interest rate risk generated from sales of the Company’s yen based fixed annuity, which are allocated to the reportable segments; the mark-to-market adjustment for the equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, claims and claim adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations; and intersegment eliminations.
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
The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, a subsidiary of the Company.
The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.
The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Likewise, within Property & Casualty, net income is the measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, other revenues, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).
Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, a leading financial services and insurance organization. Hartford Life provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, mutual funds, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 5.0 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 746,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals, and (iv) fixed and variable annuity products through its international operations for the savings and retirement needs of over 360,000 customers. Life is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. Life’s strong position in each of its core businesses provides an opportunity to increase the sale of Life’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning.

Hartford Life is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2005. In the past year, Life’s total assets under management, which include $32.7 billion of third party assets invested in Life’s mutual funds and 529 College Savings Plans, increased 11% to $276.5 billion at December 31, 2005 from $248.5 billion at December 31, 2004. Life generated revenues of $15.0 billion, $11.4 billion and $8.0 billion in 2005, 2004 and 2003, respectively. Additionally, Life generated net income of $1.2 billion, $1.4 billion and $845 in 2005, 2004 and 2003, respectively.
Customer Service, Technology and Economies of Scale
Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow Life to competitively price its products for its distribution network and policyholders. In addition, Life utilizes computer technology to enhance communications within Life and throughout its distribution network in order to improve Life’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service . In recognition of excellence in customer service for individual annuities, Hartford Life was awarded the 2005 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the tenth consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in 2005 Life earned its third DALBAR Award for Mutual Fund and Retirement Plan Service which recognizes Hartford Life as the No. 1 service provider of mutual funds and retirement plans in the industry. Continuing the trend of service excellence, Life’s Individual Life segment won its fifth consecutive DALBAR award for service of life insurance customers. Additionally, Life’s Individual Life segment also won its fourth consecutive DALBAR Financial Intermediary Service Award in 2005.
Risk Management
Life’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products, equity market volatility. As of December 31, 2005, Life had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. Life effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. Life also enforces disciplined claims management to protect itself against greater than expected morbidity experience. Life uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. Life also uses reinsurance and derivative instruments to attempt to minimize the volatility associated with the GMWB and GMIB liability.
Retail
The Retail segment focuses, through the sale of individual variable and fixed annuities, mutual funds and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s assets under management grew to $145.9 billion at December 31, 2005 from $137.1 billion at December 31, 2004 and from $118.4 billion at December 31, 2003. Retail generated revenues of $3.2 billion, $3.0 billion and $2.1 billion in 2005, 2004 and 2003, respectively, of which individual annuities accounted for $2.7 billion, $2.6 billion and $1.8 billion for 2005, 2004 and 2003, respectively. Net income in Retail was $622, $503 and $412 in 2005, 2004 and 2003, respectively.
Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life is a market leader in the annuity industry with sales of $11.5 billion, $15.7 billion and $16.5 billion in 2005, 2004 and 2003, respectively. Life was among the largest sellers of individual retail variable annuities in the United States with sales of $11.2 billion, $15.0 billion and $15.7 billion in 2005, 2004 and 2003, respectively. In addition, Life continues to be the largest seller of individual retail variable annuities through banks in the United States.
Life’s total account value related to individual annuity products was $115.5 billion as of December 31, 2005. Of this total account value, $105.3 billion, or 91%, related to individual variable annuity products and $10.2 billion, or 9%, related primarily to fixed MVA annuity products. As of December 31, 2004, Life’s total account value related to individual annuity products was $111.0 billion. Of this total account value, $99.6 billion, or 90%, related to individual variable annuity products and $11.4 billion, or 10%, related primarily to fixed MVA annuity products. As of December 31, 2003, Life’s total account value related to individual annuity products was $97.7 billion. Of this total account value, $86.5 billion, or 89%, related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products.
Life continues to emerge as a significant participant in the mutual fund business. Retail mutual fund assets were $29.1 billion, $25.2 billion and $20.3 billion as of December 31, 2005, 2004 and 2003, respectively.
Principal Products
Individual Variable Annuities — Life earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death benefits and principal guarantees, and maintaining policyholder accounts. Life uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in Life’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of Life. Life offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from Life’s general account into one or more non-guaranteed separate accounts. Additionally, Retail sells variable annuity contracts that offer various guaranteed minimum death and withdrawal benefits.
Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of Life’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $105.3 billion as of December 31, 2005, have grown from $99.6 billion as of December 31, 2004, primarily due to equity market appreciation. Approximately 85% and 83% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2005 and 2004, respectively.
The assets underlying Life’s variable annuities are managed both internally and by independent money managers, while Life provides all policy administration services. Life utilizes a select group of money managers all of which are among the nation’s most successful investment managers. Furthermore, each money manager has an interest in the continued growth in sales of Life’s products and enhance the marketability of Life’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of American Funds, Franklin Templeton Group, AIM Investments and MFS Investment Management, has emerged as an industry leader in terms of retail sales. In 2005, the Director M variable annuity was introduced to combine the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of Wellington Management Company, LLP (“Wellington”) and Hartford Investment Management Company (“HIMCO”), the two money managers for the former Director product, as well as an additional six investment firms: AllianceBernstein, Fidelity Investments, Lord Abbett, Oppenheimer Funds, Putnam and Van Kampen.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting Life from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in Life’s investment return, mortality experience or expenses. Life’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $10.2 billion and $11.4 billion as of December 31, 2005 and 2004, respectively.
Mutual Funds — Life launched a family of retail mutual funds for which Life provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 48 mutual funds and 1 closed end fund, including the addition of the Hartford Floating Rate Fund introduced in 2005. Life’s funds are managed by Wellington and HIMCO. Life has entered into agreements with over 1,060 financial services firms to distribute these mutual funds.
Life charges fees to the shareholders of the mutual funds, which are recorded as revenue by Life. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by Life. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in The Hartford’s consolidated financial statements. Total retail mutual fund assets under management were $29.1 billion and $25.2 billion as of December 31, 2005 and 2004, respectively.
Marketing and Distribution
Life’s distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of Life’s retail investment products to customers is consummated).
Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2005, Life was selling products through the 25 largest retail banks in the United States. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC. and its affiliate, PLANCO, LLC (collectively “PLANCO”) wholly owned subsidiaries of Hartford Life and Accident Insurance Company (“HLA”). PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes Life’s fixed and variable annuities, mutual funds, 529 plans and offshore products by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Life and gives Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.
Competition
Retail competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
Retirement Plans
Life is among the top providers of retirement products and services, including asset management and plan administration sold to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). Life is also among the top providers of retirement products and services, including asset management and plan administration sold to small- and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).
Life’s total account values related to retirement plans were $19.3 billion, $16.5 billion and $13.6 billion as of December 31, 2005, 2004 and 2003, respectively. Governmental account values were $10.5 billion, $10.0 billion and $9.0 billion as of December 31, 2005, and 2004 and 2003, respectively. 401(k) products account values were $8.8 billion, $6.5 billion and $4.6 billion as of December 31, 2005, 2004 and 2003, respectively. Retirement Plans generated revenues of $470, $434 and $380 for the years ended December 31, 2005, 2004 and 2003, respectively and net income of $75, $66 and $42 in 2005, 2004 and 2003, respectively.
Principal Products
Governmental — Life sells retirement plan products and services to municipalities under Section 457 plans. Life offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, Life manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by Life. As of December 31, 2005, Life administered over 3,600 plans under Sections 457 and 403(b).
401(k) - Life sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. Life believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2005, Life administered over 10,300 401(k) plans. Total assets under management were $9.8 billion, $7.3 billion and $5.2 billion as of December 31, 2005, 2004 and 2003, respectively.
Institutional Mutual Funds — Life sells its institutional shares of The Hartford Mutual Funds (Class Y shares), the Hartford HLS Funds and the Hartford HLS Series II Funds, to qualified retirement plans (i.e., section 401(k) and 457 plans) on an “investment only” basis. That means that the funds are sold individually, with no recordkeeping services included and not as a part of any bundled retirement program. The Hartford’s wholly-owned subsidiary, HL Investment Advisors, LLC, serves as the investment advisor to these funds and contracts with sub-advisors to perform the day-to-day management of the funds. The two primary sub-advisors to the Hartford HLS Funds are Wellington, of Boston, Massachusetts for most of the equity funds and HIMCO for the fixed income funds.
Marketing and Distribution
In the Section 457 market, Retirement Plan’s distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.
In the 401(k) market, Retirement Plan’s primary wholesaler of its plans is PLANCO. As a wholesaler, PLANCO distributes Life’s 401(k) plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. In addition, Life uses internal personnel with extensive experience in the 401(k) market to sell its products and services in the retirement plan market.
Competition
Retirement Plans competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

For the Section 457 and 403(b) as well as the 401(k) markets, which offer mutual funds wrapped in a variable annuity or mutual fund retirement program (government markets) – the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies.
Institutional
Life provides structured settlement contracts, institutional annuities, institutional mutual funds and stable value investment products such as funding agreements and guaranteed investment contracts (“GICs”). Additionally, Life is a leader in the variable PPLI market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with Life or a trust sponsored by Life named as the beneficiary under the policy.
Life has recently introduced two products for the high net worth markets. One is a specialized life insurance contract for ultra-wealthy, high net worth investors, the other is a hedge fund designed to leverage the strengths of The Hartford’s award-winning customer service and distribution capability.
Life’s total account values related to institutional investment products were $17.9 billion, $14.6 billion and $12.7 billion as of December 31, 2005, 2004 and 2003, respectively. Variable PPLI products account values were $23.8 billion, $22.5 billion and $21.0 billion as of December 31, 2005, 2004 and 2003, respectively. Institutional generated revenues of $1.4 billion, $1.3 billion and $1.5 billion for the years ended December 31, 2005, 2004 and 2003, respectively and net income of $88, $68 and $32 in 2005, 2004 and 2003, respectively.
Principal Products
Institutional Investment Products — Life sells the following institutional investment products: structured settlements, institutional mutual funds, GICs and other short-term funding agreements, and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans (institutional annuities arrangements).
Structured Settlements — Structured settlement annuity contracts provide for periodic payments to an injured person or survivor, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. Contracts pay either life contingent or period certain benefits, which is at the discretion of the contract holder.
Institutional Mutual Funds — Life sells institutional shares of The Hartford Mutual Funds (Class Y shares) to both qualified (i.e., section 401(k) and 457 plans) and non-qualified (i.e., endowments and foundations) institutional investors on an “investment only” basis. Life also sells its Hartford HLS Funds and the Hartford HLS Series II Funds, to qualified retirement plans on an “investment only” basis. That means that the funds are sold individually, with no recordkeeping services included and not as a part of any bundled retirement program. The Hartford’s wholly-owned subsidiary, HL Investment Advisors, LLC, serves as the investment advisor to these funds and contracts with sub-advisors to perform the day-to-day management of the funds. The two primary sub-advisors to the Hartford HLS Funds are Wellington, of Boston, Massachusetts for most of the equity funds and HIMCO for the fixed income funds.
Stable Value Products — GICs are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with The Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that perform a similar function for non-qualified assets. The Company issues fixed rate funding agreements to Hartford Life Global Funding trusts, that, in turn, issue registered notes to institutional and retail investors.
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
Variable PPLI Products — PPVLI products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. Recent clarifications in regulatory policy have made PPVLI products particularly attractive to banks with postretirement medical obligations. PPVLI has also been widely used in the high net worth marketplace due to its low costs, range of investment choices and ability to accommodate a fund of funds management style. This institutionally priced hedge fund product is aimed at the rapidly growing market composed of affluent investors unwilling to participate in hedge funds directly due to minimum investment thresholds.
Marketing and Distribution
In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property & Casualty operations. Life also works directly with the brokerage firms on cases that do not involve The Hartford’s Property & Casualty operations.

In the institutional mutual fund market, the Institutional segment typically sells its products through investment consulting firms employed by retirement plan sponsors. Institutional’s products are also sold through 401(k) record keeping firms that offer a “platform” of mutual funds to their plan sponsor clients. A third sales channel is direct sales to qualified plan sponsors, using registered representatives employed by Hartford Equity Sales Company, Inc.
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
For PPVLI, competition in the large case market comes from other insurance carriers and from specialized agents with expertise in the benefit funding marketplace. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers.
The hedge fund of funds product competes against a range of similar products from respected vendors, including investment banking firms and wire houses. It is distributed by former members of the PLANCO team which assisted in The Hartford’s successful annuity business.
Individual Life
The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business insurance clients. As of December 31, 2005, life insurance in force increased 8% to $150.8 billion, from $139.9 billion and $130.8 billion as of December 31, 2004 and 2003, respectively. Account values increased 9% to $10.3 billion as of December 31, 2005 from $9.5 billion and $8.7 billion as of December 31, 2004 and 2003, respectively. Revenues were $1,079, $1,056 and $983 for the years ended December 31, 2005, 2004 and 2003, respectively. Net income in Individual Life was $166, $155 and $145 for the years ended December 31, 2005, 2004 and 2003, respectively.
Principal Products
Life holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey. Sales in the Individual Life segment were $250, $233 and $196 for the years ended December 31, 2005, 2004 and 2003, respectively.
Variable Universal Life — Variable universal life provides life insurance with a return linked to underlying investment portfolios as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $5.9 billion, $5.4 billion and $4.7 billion as of December 31, 2005, 2004 and 2003, respectively.
Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2005 and 2004, guaranteed no-lapse universal life represented approximately 4% and 2% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies. Universal life and interest sensitive whole life account values were $3.7 billion, $3.4 billion and $3.3 billion as of December 31, 2005, 2004 and 2003, respectively.
Marketing and Distribution
Consistent with Life’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate multiple retail sales channels. Life sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. Life is a market leader in selling individual life insurance through national stockbroker and financial institutions channels. In addition, Life distributes individual life products through independent life and property-casualty agents and Woodbury Financial Services, a subsidiary retail broker-dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of Life who are managed through a regional sales office system.
Competition
Individual Life competes with approximately 1,200 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.
Group Benefits
The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health, and medical stop loss. The Group Benefits segment ranks number two in fully-insured group disability premium and number six in fully-insured life premium of U.S. group carriers (according to LIMRA data as of June 30, 2005). The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one-, two- or three-year rate guarantees depending upon the product. In the disability market, the Company focuses on its risk management expertise and on efficiencies and economies of scale to derive a competitive advantage. Group Benefits generated fully insured ongoing premiums of $3.7 billion, $3.6 billion and $2.3 billion for the years ended December 31, 2005, 2004 and 2003, respectively, of which group disability insurance accounted for $1.7 billion, $1.6 billion and $1.0 billion in 2005, 2004 and 2003, respectively, and group life insurance accounted for $1.6 billion, $1.7 billion and $1.0 billion for the year ended December 31, 2005, 2004, and 2003, respectively. The Company held group disability reserves of $4.4 billion, $4.2 billion and $4.0 billion and group life reserves of $1.3 billion, $1.2 billion and $1.3 billion, as of December 31, 2005, 2004 and 2003, respectively. Net income in Group Benefits was $272, $229 and $148 for the years ended December 31, 2005, 2004 and 2003, respectively.
Principal Products
Group Disability — Life is one of the largest carriers in the “large case” market of the group disability insurance business. The large case market, as defined by Life, generally consists of group disability policies covering over 5,000 employees in a particular company. Life is continuing its focus on the “small case” and “medium case” group markets, as well as associations and affinity groups, emphasizing name recognition and reputation, financial strength and stability and Life’s functional approach to claims management. Life also offers voluntary, or employee-paid, short-term and long-term disability group benefits. Life’s efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation, offering the support to help claimants return to an active, productive life after a disability. Life also works with disability claimants to improve their approval rate for Social Security Assistance (i.e., reducing payment of benefits by the amount of Social Security payments received).
Life’s short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the insured’s earned income up to a specified maximum benefit) to insureds when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those extended periods of time not covered by a short-term disability benefit plan when insureds are unable to work due to disability. Insureds may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90- or 180-day waiting period and generally continue providing benefits until the insured reaches age 65. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the insured’s earned income up to a specified maximum benefit.
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

Other — Life offers a host of other products and services, such as Family and Medical Leave Act Administration, group retiree health, and specialized insurance products for physicians. Life provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. Life also provides travel accident, hospital indemnity, supplemental health insurance for military personnel and their families and other coverages to individual members of various associations, affinity groups, financial institutions and employee groups.
Marketing and Distribution
Life uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations.
Competition
The Group Benefits business remains highly competitive. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, Life’s relationships with its third-party distributors, and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been few new entrants into the group benefits insurance market over the past few years.
International
International, which primarily has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada. Net income for International was $96, $39 and $13 in 2005, 2004 and 2003, respectively. The company’s Japan operation, Hartford Life KK, which began selling variable annuities in December 2000, has grown significantly to become the largest distributor of variable annuities in Japan. In August 2004, the Company began selling yen and U.S. dollar denominated fixed annuities in Japan. With assets under management of $26.1 billion, $14.6 billion and $6.2 billion as of December 31, 2005, 2004 and 2003, respectively, the Japan operation is the largest component of International with net income of $120, $36 and $7 in 2005, 2004 and 2003, respectively.
The Company’s Japan operation sells both variable and fixed individual annuity products through a wide distribution network of Japan’s broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $11.9 billion, $7.8 billion and $3.7 billion in 2005, 2004 and 2003, respectively. The Company was the largest seller of individual retail variable annuities in Japan with sales of $10.7 billion, $7.3 billion and $3.7 billion in 2005, 2004 and 2003, respectively.
International’s other operations primarily include a 50% owned joint venture in Brazil and a startup operation in Europe. The Brazil joint venture operates under the name Icatu-Hartford and distributes pension, life insurance and other insurance and savings products through broker-dealer organizations and various partnerships. The Company’s European operation, Hartford Life Limited, began selling unit-linked investment bonds in the United Kingdom in April 2005. Unit-linked bonds are similar to variable annuities marketed in the United States and Japan. Hartford Life Limited established its operations hub in Dublin, Ireland with a branch office in London to help market and service its business in the United Kingdom.
Principal Products
Individual Variable Annuities - The Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. These products offer the policyholder a variety of equity and fixed income options. Additionally, International sells variable annuity contracts that offer various guaranteed minimum death, investment, and living benefits.
Policyholders may make deposits of varying amounts at regular or irregular intervals, and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 7% of the contract’s deposits, less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $24.6 billion, as of December 31, 2005, have grown from $14.1 billion, as of December 31, 2004, and $6.2 billion, as of December 31, 2003, due to strong net cash flow, resulting from high levels of sales and market appreciation.
Fixed MVA Annuities - Fixed MVA annuities are fixed rate annuity contracts that guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature adjusts the contract’s cash surrender value with respect to any changes in interest rates, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities are yen and dollar denominated with terms varying from five to ten years with an average term to maturity of approximately ten years. Account values of fixed MVA annuities were $1.5 billion, $502 and $0 as of December 31, 2005, 2004 and 2003, respectively.
Marketing and Distribution
The International distribution network is based on management’s strategy of developing and utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling, quality of customer service, and relationships with securities firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated). As of December 31, 2005, the Japan operation employs a wholesaling network that supports sales through 54 banks and securities firms.
Competition
The International segment competes with a number of domestic and international insurance companies in Japan. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
Property & Casualty
Property & Casualty provides (1) workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock and bond coverages to commercial accounts primarily throughout the United States; (2) professional liability coverage and directors and officers liability coverage, as well as excess and surplus lines business not normally written by standard commercial lines insurers; (3) automobile, homeowners and home-based business coverage to individuals throughout the United States; and (4) insurance-related services.
The Hartford seeks to distinguish itself in the property and casualty market through its product depth and innovation, distribution capacity, customer service expertise, and technology for ease of doing business. The Hartford is the tenth largest property and casualty insurance operation in the United States based on direct written premiums for the year ended December 31, 2004, according to A.M. Best Company, Inc. (“A.M. Best”). Property & Casualty generated revenues of $12.0 billion, $11.3 billion and $10.7 billion in 2005, 2004 and 2003, respectively. Revenues include earned premiums, servicing revenue, net investment income and net realized capital gains and losses. Earned premiums for 2005, 2004 and 2003 were $10.2 billion, $9.5 billion and $8.8 billion, respectively. Additionally, net income (loss) was $1.2 billion, $910 and $(745) for 2005, 2004 and 2003, respectively. The net loss for 2003 includes a $1.7 billion after-tax charge to strengthen net asbestos reserves. Total assets for Property & Casualty were $40.3 billion, $38.0 billion and $37.1 billion as of December 31, 2005, 2004 and 2003, respectively.
Business Insurance
Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses primarily throughout the United States. This segment also provides commercial risk management products and services as well as marine coverage. Earned premiums for 2005, 2004 and 2003 were $4.8 billion, $4.3 billion and $3.7 billion, respectively. The segment had underwriting income of $396, $360 and $158 in 2005, 2004 and 2003, respectively.
Principal Products
Business Insurance offers workers’ compensation, property, automobile, liability, umbrella and marine coverages under several different products. Among these products, the Company has achieved growth through its Select Xpand product, which is designed to meet the needs of businesses with $5 to $15 in revenues and serves businesses in the upper end of the small business market and lower end of the middle commercial market. Commercial risk management products and services are also provided.
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
Competition
The commercial insurance industry is a highly competitive environment regarding product, price, service and technology. The Hartford competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing and customer segmentation. The Hartford is the seventh largest commercial lines insurer in the United States based on direct written premiums for the year ended December 31, 2004 according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders’

surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. National carriers are becoming more focused on core segments and continue to compete for the same business, while regional carriers are broadening their target market and distribution. Many carriers are focusing on technology to streamline the underwriting process, introduce more sophisticated pricing models and increase the volume of business sold through agents.
Personal Lines
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options. The Hartford’s exclusive licensing arrangement with AARP continues through January 1, 2010 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2007. These agreements provide Personal Lines with an important competitive advantage. Personal lines had earned premiums of $3.6 billion, $3.4 billion and $3.2 billion in 2005, 2004 and 2003, respectively. Underwriting income for 2005, 2004 and 2003 was $460, $138 and $130, respectively. AARP had earned premiums of $2.3 billion, $2.1 billion and $2.0 billion in 2005, 2004 and 2003, respectively.
Principal Products
Personal Lines provides standard and non-standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP. During 2005, the Company continued the rollout of its new Dimensions automobile and homeowners class plans for insurance sold through independent agents and brokers. The new Dimensions class plans use a large number of interactive rating variables to determine a rate that most accurately reflects the customer’s individual characteristics.
Marketing and Distribution
Personal Lines reaches diverse markets through multiple distribution channels including brokers, independent agents, direct marketing, the internet and advertising in publications. This segment provides customized products and services to customers through a network of independent agents in the standard personal lines market, and in the non-standard automobile market through Omni. Brokers and independent agents are not employees of The Hartford. Personal Lines has an important relationship with AARP and markets directly to its over 36 million members.
Competition
The personal lines automobile and homeowners businesses are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that sell products through various distribution channels, including independent agents, captive agents and directly to the consumer. The personal lines market competes on the basis of price; product; service, including claims handling; stability of the insurer and name recognition. The market is competitive with some carriers filing rate decreases while others focus on acquiring business through other means, such as increases in advertising and effective utilization of technology. Some carriers have increased the amount of advertising in an effort to retain profitable business. The Hartford is the twelfth largest personal lines insurer in the United States based on direct written premiums for the year ended December 31, 2004 according to A.M. Best. Effective utilization of technology is becoming increasingly important. A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members. This arrangement is in effect through January 1, 2010. Management expects favorable “baby boom” demographics to increase AARP membership during this period. In addition, The Hartford provides customer service for most health insurance products offered through AARP’s Health Care Options, pursuant to an agreement that continues through 2007.
Specialty Commercial
Specialty Commercial provides a wide variety of property and casualty insurance products and services through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided, primarily through wholesale brokers. Specialty Commercial had earned premiums of $1.8 billion, $1.7 billion and $1.6 billion in 2005, 2004 and 2003, respectively. Underwriting income (loss) was $(165), $(53) and $10 in 2005, 2004 and 2003, respectively.
Principal Products
Specialty Commercial offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. A significant portion of specially casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, LLC, a subsidiary of the Company.
Marketing and Distribution
Specialty Commercial provides insurance products and services through its home office located in Hartford, Connecticut and multiple domestic office locations. The segment markets its products nationwide utilizing a variety of distribution networks including independent agents and brokers as well as wholesalers. Brokers, independents agents and wholesalers are not employees of The Hartford.
Competition
The commercial insurance industry is a highly competitive environment regarding product, price and service. Specialty Commercial is comprised of a diverse group of businesses that are unique to commercial lines. Each line of business operates independently with its own set of business objectives, and focuses on the operational dynamics of their specific industry. These businesses, while somewhat interrelated, have a unique business model and operating cycle. Specialty Commercial is considered a transactional business and, therefore, competes with other companies for business primarily on an account by account basis due to the complex nature of each transaction. Earned premium growth is not an objective of Specialty Commercial since premium writings may fluctuate based on the segment’s view of perceived market opportunity. Specialty Commercial competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies.
Other Operations
The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos, environmental and other exposures.
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
Most of the Company’s property and casualty reserves are not discounted. However, certain liabilities for unpaid claims for permanently disabled claimants have been discounted to present value using an average interest rate of 4.5% in 2005 and 4.6% in 2004. As of December 31, 2005 and 2004, such discounted reserves totaled $680 and $646, respectively (net of discounts of $505, and $440, respectively). In addition, certain structured settlement contracts, that fund loss run-offs for unrelated parties having payment patterns that are fixed and determinable, have been discounted to present value using an average interest rate of 5.5%. At

December 31, 2005 and 2004, such discounted reserves totaled $264 and $257, respectively (net of discounts of $103 and $116, respectively). Accretion of these discounts did not have a material effect on net income during 2005 or 2004.
As of December 31, 2005, net property and casualty reserves for claims and claim adjustment expenses reported under Generally Accepted Accounting Principles (“GAAP”) exceeded net reserves reported on a statutory basis by $203. The difference primarily results from a portion of the GAAP provision for uncollectible reinsurance not recognized under statutory accounting and the required exclusion from statutory reserves of assumed retroactive reinsurance, partially offset by the discounting of GAAP-basis workers’ compensation reserves at rates no higher than risk-free interest rates; such rates generally exceed the statutory discount rates set by regulators.
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

Loss Development Table
Property And Casualty Claim And Claim Adjustment Expense Liability Development - Net of Reinsurance
For the years ended December 31, [1]
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$11,574	$12,702	$12,770	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863
Cumulative paid claims and claim expenses
One year later	2,467	2,625	2,472	2,939	2,994	3,272	3,339	3,480	4,415	3,594
Two years later	4,126	4,188	4,300	4,733	5,019	5,315	5,621	6,781	6,779	—
Three years later	5,212	5,540	5,494	6,153	6,437	6,972	8,324	8,591	—	—
Four years later	6,274	6,418	6,508	7,141	7,652	9,195	9,710	—	—	—
Five years later	6,970	7,201	7,249	8,080	9,567	10,227	—	—	—	—
Six years later	7,630	7,800	8,036	9,818	10,376	—	—	—	—	—
Seven years later	8,147	8,499	9,655	10,501	—	—	—	—	—	—
Eight years later	8,786	10,044	10,239	—	—	—	—	—	—	—
Nine years later	10,290	10,576	—	—	—	—	—	—	—	—
Ten years later	10,780	—	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	12,529	12,752	12,615	12,662	12,472	12,459	13,153	15,965	16,632	16,439
Two years later	12,598	12,653	12,318	12,569	12,527	12,776	16,176	16,501	17,232
Three years later	12,545	12,460	12,183	12,584	12,698	15,760	16,768	17,338	—
Four years later	12,399	12,380	12,138	12,663	15,609	16,584	17,425	—	—
Five years later	12,414	12,317	12,179	15,542	16,256	17,048	—	—	—
Six years later	12,390	12,322	15,047	16,076	16,568	—	—	—	—
Seven years later	12,380	15,188	15,499	16,290	—	—	—	—	—
Eight years later	15,253	15,594	15,641	—	—	—	—	—	—
Nine years later	15,629	15,713	—	—	—	—	—	—	—
Ten years later	15,727	—	—	—	—	—	—	—	—
Deficiency (redundancy), net of reinsurance	$4,153	$3,011	$2,871	$3,388	$4,092	$4,732	$4,565	$4,197	$1,014	$248

[1]	The above tables exclude Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.
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

Property And Casualty Claim And Claim Adjustment Expense Liability Development - Gross
For the years ended December 31, [1]
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Net reserve, as initially estimated	$12,702	$12,770	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863
Reinsurance and other recoverables, as initially estimated	4,357	3,996	3,275	3,706	3,871	4,176	3,950	5,497	5,138	$5,403

Gross reserve, as initially estimated	$17,059	$16,766	$16,177	$16,182	$16,187	$17,036	$17,091	$21,715	$21,329	$22,266

Net reestimated reserve	$15,713	$15,641	$16,290	$16,568	$17,048	$17,425	$17,338	$17,232	$16,439
Reestimated and other reinsurance recoverables	5,538	5,273	4,769	5,667	5,720	5,912	5,538	5,235	5,104

Gross reestimated reserve	$21,251	$20,914	$21,059	$22,235	$22,768	$23,337	$22,876	$22,467	$21,543

Gross deficiency (redundancy)	$4,192	$4,148	$4,882	$6,053	$6,581	$6,301	$5,785	$752	$214

[1]	The above tables exclude Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.
The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2005. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2005 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	Total

By Accident year
1995 & Prior	$955	$69	$(53)	$(146)	$15	$(25)	$(10)	$2,873	$375	$98	$4,151
1996	—	(19)	(46)	(47)	(95)	(38)	15	(7)	30	21	(186)
1997	—	—	(56)	(104)	(55)	18	36	2	46	23	(90)
1998	—	—	—	57	42	60	38	11	82	72	362
1999	—	—	—	—	89	40	92	32	113	98	464
2000	—	—	—	—	—	88	146	73	178	152	637
2001	—	—	—	—	—	—	(24)	39	(232)	193	(24)
2002	—	—	—	—	—	—	—	(199)	(57)	180	(76)
2003	—	—	—	—	—	—	—	—	(121)	(237)	(358)
2004	—	—	—	—	—	—	—	—	—	(352)	(352)

Total	$955	$50	$(155)	$(240)	$(4)	$143	$293	$2,824	$414	$248	$4,528

The largest impacts of net reserve re-estimates are shown in the “1995 and Prior” accident years. The reserve re-estimates in calendar years 1996 and 2003, include increases in reserves of $785 in 1996 and $2.6 billion in 2003 related to reserve strengthening based on ground-up studies of environmental and asbestos reserves. The ground up study that led to the strengthening in calendar year 2003 confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment. Excluding the impacts of asbestos and environmental strengthening, over the past ten years, reserve re-estimates for total Property & Casualty ranged from (3.0%) to 1.6% of total net recorded reserves.
Reserves for accident years 1996 and 1997 show the effects of favorable reestimation in subsequent years. A contributing factor to this improvement, spread over several calendar years, was an unexpected improvement in the environment for workers’ compensation. With the benefit of hindsight, annual changes in loss cost trends were very low during this period as compared to historical experience. Because it took several years for this improvement to emerge in the data, it similarly took several years for this to be recognized in the Company’s estimates of liabilities.
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
Accident years 2001 and 2002 are reasonably close to original estimates. However, each year shows some swings by calendar period, with some favorable development later offset by unfavorable development. The release for accident year 2001 during calendar year 2004 relates primarily to reserves for September 11. Subsequent adverse developments on accident year 2001 relate to assumed casualty reinsurance and unexpected development on mature claims in both general liability and workers’ compensation. Reserve releases for accident year 2002 during calendar years 2003 and 2004 come largely from short-tail lines of business, where results emerge quickly and actual reported losses are predictive of ultimate losses. Reserve increases on accident year 2002 during calendar year 2005 were recognized, as unfavorable development on accident years prior to 2002 caused the Company to increase its estimate of unpaid losses for the 2002 accident year.
Accident years 2003 and 2004 show favorable development in calendar years 2004 and 2005. A portion of the release comes from short-tail lines of business, where results emerge quickly. During calendar year 2005, favorable re-estimates occurred in Personal Lines for both loss and allocated loss adjustment expenses. Workers’ compensation also experienced favorable re-estimates as the latest evaluations of workers’ compensation claims indicate that underwriting actions of recent years and reform in California have had a greater impact in controlling loss costs than was originally estimated.
Within our professional liability business, during calendar year 2005, reserves were released for directors and officers insurance on accident years 2003 and 2004 due to favorable developments, while prior accident years reserves were strengthened for contracts that provide auto financing gap coverage and auto lease residual value coverage. In 2003, the Company stopped writing contracts that provide auto financing gap coverage and auto lease residual value coverage.
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
Reinsurance does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers.
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2005, the Company’s current policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5.0, which increased from $2.9 as of December 31, 2004. In addition, Life has reinsured the majority of the minimum death benefit guarantees as well as the guaranteed minimum withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts. Life also assumes reinsurance from other insurers. Life evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2005, 2004 and 2003, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for Life’s 2003 recapture of a block of business previously reinsured with an unaffiliated reinsurer and change in retention. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met. For further discussion see Note 6 of Notes to Consolidated Financial Statements.
Investment Operations
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investments General section of the MD&A.
In addition to managing the general account assets of the Company, HIMCO is also a Securities and Exchange Commission (“SEC”) registered investment advisor for third party institutional clients, a sub-advisor for certain fixed income mutual funds offered by Hartford Life and serves as the sponsor and collateral manager for synthetic collateralized loan obligations. HIMCO specializes in fixed income investment management that incorporates proprietary research and active management within a disciplined risk framework to provide value added returns versus peers and benchmarks. As of December 31, 2005 and 2004, the fair value of HIMCO’s total assets under management was approximately $115.9 billion and $101.9 billion, respectively, of which $4.7 billion and $3.9 billion, respectively, were HIMCO managed third party accounts.
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
Most states have enacted legislation that regulates insurance holding company systems such as The Hartford. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval. In the jurisdictions in which the Company’s insurance company subsidiaries are domiciled, the acquisition of more than 10% of The Hartford’s outstanding common stock would require the acquiring party to make various regulatory filings.
The extent of insurance regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Hartford’s international operations are comprised of insurers licensed in their respective countries.
Employees
The Hartford had approximately 30,000 employees as of December 31, 2005.
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
Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the Securities and Exchange Commission. The risks described below are not the only ones facing The Hartford. Additional risks may also have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford.
It is difficult for us to predict our potential exposure for asbestos and environmental claims and our ultimate liability may exceed our currently recorded reserves, which may have a material adverse effect on our operating results, financial condition and liquidity.
We continue to receive asbestos and environmental claims. Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims. We believe that the actuarial tools and other techniques we employ to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for our asbestos and environmental exposures. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. Accordingly, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Although potential Federal asbestos-related legislation is being considered in the Senate, it is uncertain whether such legislation will be enacted or what its effect would be on our aggregate asbestos liabilities. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could have a material adverse effect on our consolidated operating results, financial condition and liquidity.

The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Act of 2002, as extended through 2007, is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We may incur losses due to our reinsurers being unwilling or unable to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or other events that can cause unfavorable underwriting results, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Recently, the price of reinsurance has increased significantly, and may continue to increase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.
We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will reduce the net unrealized gain position of our investment portfolio, increase interest expense on our variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our Life products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to net income from foreign operations, non–U.S. dollar denominated investments, investments in foreign subsidiaries, the yen denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan variable annuity. These risks relate to the potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates verses the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

We may be unable to effectively mitigate the impact of equity market volatility on our financial position and results of operations arising from obligations under annuity product guarantees, which may affect our consolidated results of operations, financial condition or cash flows.
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our life businesses where fee income is earned based upon the fair value of the assets under management. In addition, some of the products offered by these businesses, especially variable annuities, offer certain guaranteed benefits which increase our potential benefit exposure as the equity markets decline. We are subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we are subject to the risks that reinsurers are unable or unwilling to pay, that other risk management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers, alleged anti-competitive conduct and other sales practices could have a material adverse effect on us.
We have received multiple regulatory inquiries regarding our compensation arrangements with brokers and other producers. For example, in June 2004, the Company received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, the Company has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including the Company, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Company was not joined as a defendant in the action, which has since settled.
Since the beginning of October 2004, the Company has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation, possible anti-competitive activity and sales practices. These inquiries have concerned lines of business in both our Property & Casualty and Life operations. The Company may continue to receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Company intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Property & Casualty and Group Benefits operations. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future on this matter or on other similar matters. If such an action is brought, it could have a material adverse effect on the Company.
Regulatory and market-driven changes may affect our practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future, and could have a material adverse effect on us in the future.
We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future .
Our consolidated results of operations, financial condition or cash flows in a particular period or periods may be adversely affected by unfavorable loss development.
Our success depends upon our ability to accurately assess the risks associated with the businesses that we insure. We establish loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. Loss reserve estimates are refined periodically as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate. Furthermore, since estimates of aggregate loss costs for prior accident years are used in pricing our insurance products, we could later determine that our products were not priced adequately to cover actual losses and related loss expenses in order to generate a profit. To the extent we determine that actual losses and related loss expenses exceed our expectations and reserves recorded in our financial statements, we will be required to increase reserves. Increases in reserves would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our results of operations for the related period or periods. Depending on the severity and timing of these determinations, this could have a material adverse effect on our consolidated results of operations, financial condition or cash flows in a particular quarterly or annual period.
As a property and casualty insurer, we are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of war, acts of terrorism and political instability. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. Catastrophes could disrupt our operations centers in these areas. Further, we expect that increases in the values and concentrations of insured property in these areas will increase the severity of catastrophic events in the future. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings. In addition, because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Competitive activity may adversely affect our market share and profitability, which could have an adverse effect on our business, results of operations or financial condition.
The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. These competitors compete with us for producers such as brokers and independent agents. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may harm our ability to maintain or increase our profitability. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations or financial condition.
We may experience unfavorable judicial or legislative developments that would adversely affect our business, results of operations, financial condition or liquidity.
We are involved in legal actions which do not arise in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; improper fee arrangements in connection with mutual funds; and unfair settlement practices in connection with the settlement of asbestos claims. We are also involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Like many other insurers, we also have been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. The degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos claims. Because of the significant uncertainties surrounding these exposures, it is possible that our estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to our results of operations, financial condition and liquidity. Further, it is unknown whether potential Federal asbestos-related legislation will be enacted, and if so, what its effect will be on The Hartford’s aggregate asbestos liabilities. Depending on the provisions of any legislation which is ultimately enacted, the legislation may have a material adverse effect on the Company.

Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.
We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.
State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:
•	Licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates;

•	establishing assessments and surcharges for guaranty funds, second-injury funds and other mandatory pooling arrangements; and

•	regulating the types, amounts and valuation of investments.
State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions. Our asset management operations are also subject to extensive regulation in the various jurisdictions where they operate. These regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in all of these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, financial condition and liquidity.
Our business, results of operations and financial condition may be adversely affected by general domestic and international economic and business conditions that are less favorable than anticipated.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and consumer spending, the demand for financial and insurance products could be adversely affected. Further, given that we offer our products and services in North America, Japan, Europe and South America, we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus, and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local borrowers and counterparties, lack of local business experience in certain markets, and, in certain cases, risks associated with the potential incompatibility with partners. Additionally, much of our overall growth is due to our expansion into new markets for our investment products, primarily in Japan. Our expansion in these new markets requires us to respond to rapid changes in market conditions in these areas. Accordingly, our overall success depends, in part, upon our ability to succeed despite these differing and dynamic economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations or financial condition.
We may experience difficulty in marketing and distributing products through our current and future distribution channels.
We distribute our annuity, life and certain property and casualty insurance products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third party organizations. In some areas of our business, we generate a significant portion of our business through individual third party arrangements. For example, we generated approximately 64% of our personal lines earned premium in 2005 under an exclusive licensing arrangement with AARP that continues through January 1, 2010. We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products.
Our business, results of operations, financial condition or liquidity may be adversely affected by the emergence of unexpected and unintended claim and coverage issues.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued and this liability may have a material adverse effect on our business, results of operations, financial condition or liquidity at the time it becomes known.
We may experience a downgrade in our financial strength or credit ratings which may make our products less attractive, increase our cost of capital, and inhibit our ability to refinance our debt, which would have an adverse effect on our business, consolidated operating results, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, have become an increasingly important factor in establishing the competitive position of insurance companies. Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company’s control. In addition, rating organizations may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating organizations have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating organization’s judgment of its rating and the subsequent rating it assigns us. We cannot predict what actions rating organizations may take, or what actions we may be required to take in response to the actions of rating organizations, which may adversely affect us. Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade in our financial strength ratings, or an announced potential downgrade, of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our credit ratings, or an announced potential downgrade, could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of our credit ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
Limits on the ability of our insurance subsidiaries to pay dividends to us may adversely affect our liquidity.
The Hartford Financial Services Group, Inc. is a holding company with no significant operations. Our principal asset is the stock of our insurance subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries. In addition, competitive pressures generally require certain of our insurance subsidiaries to maintain financial strength ratings. These restrictions and other regulatory requirements affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to shareholders and service our debt.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.9 million of the 2.2 million square feet owned. In addition, The Hartford leases approximately 5.3 million square feet throughout the United States and approximately 208 thousand square feet in other countries. All of the properties owned or leased are used by one or more of all ten operating segments, depending on the location. For more information on operating segments see Part 1, Item 1, Business of The Hartford – Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that the Company and the four named individual defendants, as control persons of the Company, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and the Court heard oral argument on December 22, 2005. The Company and the individual defendants dispute the allegations and intend to defend these actions vigorously.
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of the Company against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs thereafter agreed to stay further proceedings pending resolution of the motion to dismiss the securities class action. All defendants dispute the allegations and intend to defend these actions vigorously.
Three consolidated putative class actions filed in the same court on behalf of participants in the Company’s 401(k) plan, alleging that the Company and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.

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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On remand, the Company will have an opportunity to present evidence that its conduct was not willful. If the Company is found not to have acted willfully, statutory penalties will not be available, and the plaintiff will have to prove actual damages.
No class has been certified, and the Company intends to continue to defend this action vigorously. The Company’s ultimate liability, if any, in this action is highly uncertain and subject to contingencies that are not yet known. In the opinion of management, it is possible that an adverse outcome in this action could have a material adverse effect on the Company’s consolidated results of operations or cash flows.
Blanket Casualty Treaty Litigation – The Company is engaged in pending litigation in Connecticut Superior Court against certain of its upper-layer reinsurers under its Blanket Casualty Treaty (“BCT”). The BCT is a multi-layered reinsurance program providing excess-of-loss coverage in various amounts from the 1930s through the 1980s. The upper layers were first placed in 1950, predominantly with London Market reinsurers, including Lloyd’s syndicates. The action seeks, among other relief, damages for the reinsurer defendants’ failure to pay certain billings for asbestos and pollution claims.
In December 2003, the Company entered into a global settlement with MacArthur Company, an asbestos insulation distributor and installer then in bankruptcy, for $1.15 billion. The Company then billed the reinsurer defendants under the BCT for $117 of the settlement amount. After the reinsurers refused to pay the MacArthur billing, the Company amended its complaint to add, among other things, claims related to that billing. Most of the reinsurer defendants counterclaimed, seeking a declaration that they did not owe reinsurance for the MacArthur settlement.

The litigation concerns under what circumstances losses arising from multiple claims against a single insured may be combined and ceded as a single “accident” under the BCT so as to reach the upper layers of the program. The BCT contains a unique definition of “accident.” The application of this definition to the ceded losses is the crux of the dispute.
In April 2005, the Superior Court phased the proceedings, providing for a trial of the MacArthur billing first, in April 2006, with other billings to follow in subsequent trial settings. In September 2005, the London Market reinsurer defendants moved for summary judgment on the MacArthur-related claims. After briefing and oral argument, the Superior Court issued a decision on December 13, 2005, granting the defendants’ motion. The Company has noticed an appeal to the Connecticut Appellate Court and intends to prosecute its appeal vigorously.
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has recorded gross reinsurance recoveries of asbestos and pollution losses under the BCT of $586. The Company has considered the risk of non-collection of these recoveries in its allowance of $335 as of December 31, 2005 for all uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment. If the Company ultimately is unable to collect asbestos and pollution recoveries under the BCT, an adjustment to decrease the Company’s net reinsurance recoverables would be required in an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Asbestos and Environmental Claims – As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Other Operations (Including Asbestos and Environmental Claims)”, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders of The Hartford Financial Services Group, Inc. during the fourth quarter of 2005.
PART II
Item 5. MARKET FOR THE HARTFORD’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”.
The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2005
Common Stock Price
High	$73.76	$77.26	$81.89	$89.00
Low	66.06	65.51	73.05	73.75
Dividends Declared	0.29	0.29	0.29	0.30
2004
Common Stock Price
High	$66.51	$68.74	$68.35	$69.31
Low	58.98	61.08	58.54	53.29
Dividends Declared	0.28	0.28	0.28	0.29

As of February 17, 2006, the Company had approximately 350,000 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 17, 2006 was $83.65.
On February 16, 2006, The Hartford’s Board of Directors declared a quarterly dividend of $0.40 per share payable on April 3, 2006 to shareholders of record as of March 1, 2006. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Capital Resources and Liquidity–Liquidity Requirements.
There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Capital Resources and Liquidity–Liquidity Requirements.

Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2005:

				Total Number of Shares	Maximum Number
	Total Number			Purchased as Part of	of Shares that May Yet
	of Shares		Average Price	Publicly Announced Plans	Be Purchased as Part
Period	Purchased		Paid Per Share	or Programs	of the Plans or Programs

October 2005	[1]	419	$74.77	N/A	N/A
November 2005	[1]	1,517	$78.25	N/A	N/A
December 2005	[1]	450	$87.98	N/A	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s benefit plans.
Item 6. SELECTED FINANCIAL DATA
(In millions, except for per share data and combined ratios)

	2005	2004	2003	2002	2001

Income Statement Data
Total revenues	$27,083	$22,708	$18,719	$16,410	$15,980
Income (loss) before cumulative effect of accounting changes [1]	2,274	2,138	(91)	1,000	541
Net income (loss) [1] [2]	2,274	2,115	(91)	1,000	507

Balance Sheet Data
Total assets	$285,557	$259,735	$225,850	$181,972	$181,590
Long-term debt	4,048	4,308	4,610	4,061	3,374
Total stockholders’ equity	15,325	14,238	11,639	10,734	9,013

Earnings (Loss) Per Share Data
Basic earnings (loss) per share [1]
Income (loss) before cumulative effect of accounting changes [1]	$7.63	$7.32	$(0.33)	$4.01	$2.27
Net income (loss) [1] [2]	7.63	7.24	(0.33)	4.01	2.13
Diluted earnings (loss) per share [1] [3]
Income (loss) before cumulative effect of accounting changes [1]	7.44	7.20	(0.33)	3.97	2.24
Net income (loss) [1] [2]	7.44	7.12	(0.33)	3.97	2.10
Dividends declared per common share	1.17	1.13	1.09	1.05	1.01

Other Data
Mutual fund assets [4]	$32,705	$28,068	$22,462	$15,321	$16,809

Operating Data Combined ratios
Ongoing Property & Casualty Operations [5]	93.2	95.3	96.5	99.1	108.3

[1]	2004 includes a $216 tax benefit related to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. 2003 includes an after-tax charge of $1.7 billion related to the Company’s 2003 asbestos reserve addition, $40 of after-tax expense related to the settlement of a certain litigation dispute, $30 of tax benefit in Life primarily related to the favorable treatment of certain tax items arising during the 1996-2002 tax years, and $27 of after-tax severance charges in Property & Casualty. 2002 includes $76 tax benefit in Life, $11 after-tax expense in Life related to a certain litigation dispute and an $8 after-tax benefit in Life’s September 11 exposure. 2001 includes $440 of after-tax losses related to September 11 and a $130 tax benefit in Life.

[2]	2004 includes a $23 after-tax charge related to the cumulative effect of accounting change for the Company’s adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. 2001 includes a $34 after-tax charge related to the cumulative effect of accounting changes for the Company’s adoption of SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

[3]	As a result of the net loss for the year ended December 31, 2003, Statement of Financial Accounting Standards No. 128,”Earnings per Share“ requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

[4]	Mutual funds are owned by the shareholders of those funds and not by the Company. As a result, they are not reflected in total assets on the Company’s balance sheet.

[5]	2001 includes the impact of September 11. Before the impact of September 11, the 2001 combined ratio was 101.7.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2005, compared with December 31, 2004, and its results of operations for each of the three years in the period ended December 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.
INDEX

Overview	28
Critical Accounting Estimates	31
Consolidated Results of Operations	40
Life	43
Retail	49
Retirement Plans	51
Institutional	52
Individual Life	54
Group Benefits	55
International	56
Other	58
Property & Casualty	58
Total Property & Casualty	63
Ongoing Operations	72
Business Insurance	75
Personal Lines	78
Specialty Commercial	81
Other Operations (Including Asbestos and Environmental Claims)	83
Investments	88
Investment Credit Risk	96
Capital Markets Risk Management	101
Capital Resources and Liquidity	108
Impact of New Accounting Standards	116
OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. In the quarter ended December 31, 2005, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten operating segments. Additionally, Corporate primarily includes all of the Company’s debt financing and related interest expense, as well as certain capital raising activities and purchase accounting adjustments.
Life has realigned its reportable operating segments during 2005 to include six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International. Through Life the Company provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services; other institutional investment products; structured settlements; private placement life insurance; individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial (collectively “Ongoing Operations”), and the Other Operations segment. Through Property & Casualty the Company provides a number of coverages, as well as insurance-related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock, bond, professional liability and director’s and officer’s liability coverages. Property & Casualty also provides automobile, homeowners, and home-based business coverage to individuals throughout the United States, as well as insurance-related services to businesses.
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from many of its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 43. For further overview of Property & Casualty’s profitability and analysis, see page 58.
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations related to market timing. The Company continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Company’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity contracts, the Company’s ability to restrict transfers by these owners has, until recently, been limited. The Company has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of substantially all of the variable annuity contracts that were the subject of the previously settled litigation. Pursuant to an agreement in principle reached in February 2005 with the Board of Directors of the mutual funds, the Company has indemnified the affected mutual funds for material harm deemed to have been caused to the funds by frequent trading by these owners for the period from January 2, 2004 through December 31, 2005. The Company does not expect to incur additional costs pursuant to this agreement in principle in light of the exchange or surrender of these variable annuity contracts.
The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company continues to cooperate fully with the SEC in these matters.
The Company has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to the Company’s group annuity products, including single premium group annuities used in maturity or terminal funding programs. These subpoenas seek information about how various group annuity products are sold, how the Company selects mutual funds offered as investment options in certain group annuity products, and how brokers selling the Company’s group annuity products are compensated. The Company continues to cooperate fully with these regulators in these matters.
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. The Company recorded a charge of $66, after-tax, to establish a reserve for the market timing and directed brokerage matters in the first quarter of 2005. Based on recent developments, the Company recorded an additional charge of $36, after-tax, in the fourth quarter of 2005 to increase the reserve for the market timing, directed brokerage and single premium group annuity matters. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves for unpaid claims and claim adjustment expenses, net of reinsurance; Life deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.
Property & Casualty Reserves, Net of Reinsurance
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
Through both facultative and treaty reinsurance agreements, the Company cedes a share of the risks it has underwritten to other insurance companies. The Company’s net reserves for loss and loss adjustment expenses include anticipated recovery from reinsurers on unpaid claims. The estimated amount of the anticipated recovery, or reinsurance recoverable, is net of an allowance for uncollectible reinsurance.
Reinsurance recoverables include an estimate of the amount of gross loss and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded by reinsurance agreement. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid claim and claim adjustment expenses.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay and contemplates recoveries under ceded reinsurance contracts and settlements of disputes that could be different than the ceded liabilities. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $413 as of December 31, 2005, including $335 related to Other Operations and $78 related to Ongoing Operations.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by “line of business”, such as property, auto physical damage, auto liability, commercial multi-peril package business, workers’ compensation, general liability professional liability and bond. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. In addition, within the Other Operations segment, the Company has reserves for asbestos and environmental (A&E) claims. Adjustments to previously established reserves, which may be material, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, information currently available has been properly considered in the reserves established for claims and claim adjustment expenses. Incurred but not reported (IBNR) reserves represent the difference between the estimated ultimate cost of all claims and the actual reported loss and loss adjustment expenses (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported.
The following table shows loss and loss adjustment expense reserves by line of business and by operating segment as of December 31, 2005, net of reinsurance:

	Business	Personal	Specialty	Other	Total
	Insurance	Lines	Commercial	Operations	P&C

Reserve Line of Business
Property	$58	$152	$274	$—	$484
Auto physical damage	15	26	(2)	—	39
Auto liability	608	1,550	73	—	2,231
Package business	1,680	—	—	—	1,680
Workers’ compensation	3,312	5	1,685	—	5,002
General liability	674	32	1,203	—	1,909
Professional liability	—	—	471	—	471
Bond	—	—	140	—	140
Assumed Reinsurance— [1]	—	—	—	1,098	1,098
All other non-A&E	—	—	—	1,142	1,142
A&E	10	2	4	2,651	2,667

Total reserves-net	6,357	1,767	3,848	4,891	16,863

Reinsurance and other recoverables	709	385	2,354	1,955	5,403

Total reserves-gross	$7,066	$2,152	$6,202	$6,846	$22,266

[1]	These net loss and loss adjustment expense reserves relate to assumed reinsurance underwritten by Reinsurance operations that were moved into Other Operations (formerly known as “HartRe”).
Reserving for non-A&E reserves within Ongoing and Other Operations
How non-A&E reserves are set
Reserves are set by line of business within the various operating segments. As indicated in the above table, a single line of business may be written in one or more of the segments. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which loss data (e.g. paid losses and case reserves) emerge (i.e. is reported) over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. Within the Company’s Ongoing Operations the shortest-tail lines of business are property and auto physical damage. The longest tail lines of business within Ongoing Operations include workers’ compensation, general liability, and professional liability. Assumed reinsurance, which is within Other Operations, is also long-tail business.
Company reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. These quarterly reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. For most lines of business, a variety of actuarial methods are reviewed and the actuaries select methods and specific assumptions appropriate for each line of business based on the current circumstances affecting that line of business. These selections incorporate input, as judged by the reserving actuaries to be appropriate, from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates. The output of the quarterly reserve reviews are reserve estimates that are referred to herein as the “actuarial indication.”
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
For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods and, accordingly may not be indicative of ultimate losses. For these lines, methods which rely on actual paid losses and case reserves and incorporate a development pattern assumption are given less weight in calculating IBNR reserves for the early stages of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses emerge in the early periods is generally not as reliable an indication of the ultimate loss costs as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early stages of loss emergence is therefore largely influenced by prior accident years’ loss ratios and expected changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the loss ratio. For later periods of loss emergence, methods which incorporate actual paid losses and case reserves and a development pattern assumption are given more weight in estimating ultimate losses.
The final step in the quarterly reserve review involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves to record. Numerous factors are considered in this determination process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. In general, changes are made more quickly to more mature accident years and less volatile lines of business. At year-end 2005, total recorded net reserves excluding asbestos and environmental and excluding the allowance for uncollectible reinsurance are 0.6% higher than the actuarial indication of the reserves. Annually, as part of the statutory reporting requirements, IBNR is allocated to accident year by statutory line of business. This work forms the basis for the loss development table and reserve re-estimates table shown in the “Business” section.
During 2005, there were numerous changes to reserve estimates. Among other loss developments in 2005, these changes included strengthening of workers’ compensation reserves for claim payments expected to emerge after 20 years of development, a release of 2003 and 2004 accident year workers’ compensation reserves, strengthening of assumed casualty reinsurance reserves and a release of reserves for allocated loss adjustment expenses, predominately in Personal Lines. See “Reserves” within the Property and Casualty MD&A for further discussion of reserve developments.
Current trends contributing to reserve uncertainty
The Hartford is a multi-line company in the property and casualty business. The Hartford is therefore subject to reserve uncertainty stemming from a number of conditions, including but not limited to those noted above, any of which could be material at any point in time for any segment. Certain issues may become more or less important over time as conditions change. As various market conditions develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e. increasing or decreasing the reserve). Below is a discussion of certain market conditions that Company management has observed during 2005.
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
In Personal Lines, reserving estimates are generally less variable than for the Company’s other property and casualty segments. This is largely due to the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends and their impact on recorded reserve levels. Severity trends can be impacted by changes in internal claim handling and case reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. In addition, the success of the Company’s new Dimensions class plan for automobile first introduced in 2004 has lead to a different mix of business by type of insured than the Company experienced in the past. In general, the Company now has a lower proportion of preferred risks than in the past. Such a change in mix increases the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
In Business Insurance, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to assumptions about medical inflation, which has been increasing steadily over the past few years. In addition, changes in state legislative and regulatory environments impact the Company’s estimates. These changes increase the uncertainty in the application of development patterns.
In the Specialty Commercial segment, many lines of insurance, such as excess insurance and large deductible workers’ compensation insurance are “long-tail” lines of insurance. For long-tail lines, the period of time between the incidence of the insured loss and either the reporting of the claim to the insurer, the settlement of the claim, or the payment of the claim can be substantial, and in some cases, several years. As a result of this extended period of time for losses to emerge, reserve estimates for these lines are more uncertain (i.e. more variable) than reserve estimates for shorter-tail lines of insurance. Estimating required reserve levels for large deductible workers’ compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount can be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Another example of reserve variability relates to reserves for directors and officers insurance. There is uncertainty in the required level of reserves due to the impact of recent allegations within the financial services industry, including those in the mutual fund, investment banking and insurance industries.

Within Ongoing Operations, the Company has reserves for natural catastrophes that have occurred. The Company’s estimates of loss and loss expenses arising from catastrophe losses are based on information from reported claims, information from catastrophe loss models and estimates of reinsurance recoverables on ceded losses. For catastrophe losses that occur shortly before the end of the reporting period, the loss and loss expense reserves rely heavily on estimates derived from catastrophe loss models and previous experience and, therefore, are subject to significant uncertainty. For large catastrophes, such as with hurricane Katrina in 2005, there may be a long time lag between the date the catastrophe occurs and the date that residents and business owners are able to return to their properties to report a claim. In addition, it is sometimes difficult for claim adjusters to access the most significantly impacted areas. Estimating reserves for catastrophes is further complicated by the need to estimate the effect of anticipated “demand surge” which is the tendency for the cost of building materials and contractors to rise based on an increase in demand in the affected areas.
Impact of changes in key assumptions on reserve volatility
As stated above, the Company’s practice is to estimate reserves using a variety of methods, assumptions and data elements. Within its reserve estimation process for reserves other than asbestos and environmental, the Company does not derive statistical loss distributions or confidence levels around its reserve estimate and, as a result, does not have reserve range estimates to disclose.
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
Recorded reserves for workers’ compensation, net of reinsurance, are $5.0 billion, across Business Insurance and Specialty Commercial. The two most important assumptions for workers’ compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers’ compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance (“NCCI”) data suggests that the annual growth in industry medical claim costs has varied from -2% to +12% since 1991. Across the entire reserve base, a 1 point change in calendar year medical inflation would change the estimated net reserve by $600, in either direction.
Recorded reserves for auto liability, net of reinsurance, are $2.2 billion across all lines, $1.5 billion of which is in Personal Lines. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to the Company’s results of operations in any given period. The key assumption for Personal Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A review of Insurance Services Office (“ISO”) data suggests that annual growth in industry severity since 1999 has varied from +1% to +6%. A 2.5 point change in assumed annual severity is within historical variation for the industry and for the Company. A 2.5 point change in assumed annual severity for the two most recent accident years would change the estimated net reserve need by $70, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.
Recorded reserves for general liability, net of reinsurance, are $1.9 billion across Business Insurance and Specialty Commercial. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 10%, a change that is within historical variation, the estimated net reserve need would change by $300, in either direction.
Similar to general liability, assumed casualty reinsurance is affected by reported loss development pattern assumptions. In addition to the items identified above that would affect both direct and reinsurance liability claim development patterns, there is also an impact to assumed reporting patterns for any changes in claim notification from ceding companies to the reinsurer. Recorded net reserves for assumed reinsurance business, excluding asbestos and environmental liabilities, within Other Operations were $1.1 billion as of December 31, 2005. If the development patterns underlying the Company’s net reserves for HartRe assumed casualty reinsurance are incorrect by 10 points, the estimated net reserve need would change by $287, in either direction.

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
In establishing reserves for asbestos claims, the Company evaluates its insureds’ estimated liabilities for such claims using a ground-up approach. The Company considers a variety of factors, including the jurisdictions where underlying claims have been brought, past, pending and anticipated future claim activity, disease mix, past settlement values of similar claims, dismissal rates, allocated claim adjustment expense, and potential bankruptcy impact.
Similarly, a ground-up exposure review approach is used to establish environmental reserves. The Company’s evaluation of its insureds’ estimated liabilities for environmental claims involves consideration of several factors, including historical values of similar claims, the number of sites involved, the insureds’ alleged activities at each site, the alleged environmental damage at each site, the respective shares of liability of potentially responsible parties at each site, the appropriateness and cost of remediation at each site, the nature of governmental enforcement activities at each site, and potential bankruptcy impact.
Having evaluated its insureds’ probable liabilities for asbestos and/or environmental claims, the Company then evaluates its insureds’ insurance coverage programs for such claims. The Company considers its insureds’ total available insurance coverage, including the coverage issued by the Company. The Company also considers relevant judicial interpretations of policy language and applicable coverage defenses or determinations, if any.
Evaluation of both the insureds’ estimated liabilities and the Company’s exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by the Company’s lawyers and is subject to applicable privileges.
For both asbestos and environmental reserves, the Company also compares its historical direct net loss and expense paid and incurred experience, and net loss and expense paid and incurred experience year by year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and incurred activity.
Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for its insureds by each policy year, the Company calculates its ceded reinsurance projection based on any applicable facultative and treaty reinsurance and the Company’s experience with reinsurance collections.
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
The reporting pattern for assumed reinsurance claims, including those related to asbestos and environmental claims is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.
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
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2005 of $2.7 billion ($2.3 billion and $360 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.0 billion to $3.1 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of Notes to Consolidated Financial Statements. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty businesses at December 31, 2005 represent the Company’s best estimate of its ultimate liability for claims and claim adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding environmental, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity.
Life Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2005 and 2004, the carrying value of the Company’s Life DAC asset was $8.6 billion and $7.4 billion, respectively. Of those amounts, $4.5 billion and $4.4 billion related to individual variable annuities sold in the U.S., $1.2 billion and $0.8 billion related to individual variable annuities sold in Japan and $2.0 billion and $1.8 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to the present value of annual expected premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2005, 2004 and 2003, was an increase to amortization of $18, $16 and $38, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGP’s for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. (Although the Company used a separate account return assumption of 4.3% for the 2005 cohort, based on the relative fund mix of all variable products sold in Japan, the weighted average rate on the entire Japan block is 5.0%.) For prior year cohorts, the Company’s separate account return assumption, at the time those cohorts’ account values and related EGPs were projected, was 9.0% for U.S. products and 5.4% for Japanese products.
Unlock and Sensitivity Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions used to project account values and the related EGPs, are not revised unless the EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company was to revise assumptions used for prior year cohorts, thereby changing its estimate of projected account value, and the related EGPs, in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes, in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs. The Company’s process to assess the reasonableness of its EGPs involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the assumptions in prior year cohorts used to project account value and the related EGPs, in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of December 31, 2005, the present value of the EGPs used in the DAC amortization models, for variable annuities and variable universal life business, fell within the statistical range of reasonable EGPs. Therefore, the Company did not revise the separate account return assumption, the account values or any other assumptions, in those DAC amortization models, for 2004 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of December 31, 2005. If the Company assumed a separate account return assumption of 7.6% for all U.S. product cohorts and 5.0% for all Japanese product cohorts and used its current best estimate assumptions for mortality and lapses, for all products, to project account values forward from the current account value to reproject future EGPs, the estimated decrease to amortization (an increase to net income) for all business would be approximately $10-$15, after-tax. If, instead, the Company assumed a separate account return assumption of 8.6% in the U.S. (6.0% in Japan) or 6.6% in the U.S. (4.0% in Japan), the estimated after-tax change in amortization for all business would have been a decrease of $55-$60 and an increase (a decrease to net income) of $30-$35, respectively.
The Company has estimated that the present value of the EGPs is likely to remain within the statistical range for its U.S. individual variable annuity business if account values were to decline (due to declining separate account return performance, increased lapses or increased mortality) by 17% or less over the next twelve months or increase (due to increasing separate account return performance, decreasing lapses or decreased mortality) by 20% or less over the next twelve months.
However, significant favorable experience in the funds underlying the Japan variable annuities resulted in actual account values exceeding the account value in the DAC amortization model. Therefore, EGPs in the DAC amortization models for Japanese individual variable annuity business, based on previously projected account values that are lower than actual account values, were just inside the statistical range of reasonable EGPs as of December 31, 2005. Continued favorable experience on key assumptions for Japan variable annuities, which could include increasing fund return performance, decreasing lapses or decreasing mortality, could result in the DAC amortization model EGPs being outside of the statistical range of reasonableness and result in an unlock which would result in a decrease to DAC amortization and an increase to the DAC asset. If the Company assumed a separate account return assumption of 5.0% for all Japanese product cohorts and used its current best estimate assumptions for mortality and lapses to project account values forward from the current account values to reproject future EGPs, the estimated decrease to amortization for Japan variable annuities would be approximately $25-$30, after-tax. If, instead, the Company assumed a separate account return assumption of 6.0% in Japan or 4.0% in Japan, the estimated after-tax decrease in amortization for Japan variable annuities would be $30-$35 and $20-$25, respectively.
Aside from absolute levels and timing of market performance, additional factors that will influence this unlock determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,248 on December 31, 2005), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2005, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 39% and 60%, respectively, before portions of its DAC asset would be unrecoverable.
Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB obligation. For example, independent decreases in equity market returns, decreases in interest rates and increases in equity index volatility will all have the effect of decreasing the GMWB asset resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB obligation. For example, independent increases in fund mix towards equity based funds vs. bond funds, increases in withdrawals, increasing mortality, increasing usage of the step-up feature and decreases in lapses will all have the effect of decreasing the GMWB asset resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of increasing the GMWB asset resulting in a realized gain in net income. During the fourth quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (“S&P”) 500 index options. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83. The impact to net income including other changes in assumptions, after DAC amortization and taxes was a loss of $18.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”).
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.
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
Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.
For certain securitized financial assets with contractual cash flows including asset-backed securities, (“ABS”), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
Pension and Other Postretirement Benefit Obligations
The Company maintains a U.S. qualified defined benefit pension plan (the “Plan”) that covers substantially all employees, as well as unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. The Company has also entered into individual retirement agreements with certain retired directors providing for unfunded supplemental pension benefits. In addition, the Company provides certain health care and life insurance benefits for eligible retired employees. The Company maintains international plans which represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations, currently available market and industry data and consultation with its plan actuaries. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 5.50% was the appropriate discount rate as of December 31, 2005 to calculate the Company’s benefit liability. Accordingly, the 5.50% discount rate will also be used to determine the Company’s 2006 pension and other postretirement expense. At December 31, 2004, the discount rate was 5.75%.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over rolling 5 year, 10 year and 20 year periods, balanced along with future long-term return expectations that generally anticipate an investment mix of 60% equity securities and 40% fixed income securities. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. While the historical return of the Plan’s portfolio has been 11.03% since 1979, based upon management’s outlook with respect to market returns, as well as the planned asset mix, management lowered its long-term rate of return assumption to 8.00% as of December 31, 2005 from 8.50% as of December 31, 2004.
To illustrate the impact of these assumptions on annual pension and other postretirement expense for 2006 and going forward, a 25 basis point change in the discount rate will increase/decrease pension and other postretirement expense by approximately $15 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension and other postretirement expense by approximately $8.
Contingencies Relating to Corporate Litigation and Regulatory Matters
Management follows the requirements of SFAS No. 5 “Accounting for Contingencies”. This statement requires management to evaluate each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate”, or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.
The Company has a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. These matters are then jointly reviewed by accounting and legal personnel to evaluate the facts and changes since the last review in order to determine if a provision for loss should be recorded or adjusted, the amount that should be recorded, and the appropriate disclosure. The outcomes of certain contingencies currently being evaluated by the Company, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement amounts are subject to significant changes. In view of the uncertainties regarding the outcome of these matters, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003

Operating Summary
Earned premiums	$14,359	$13,566	$11,891
Fee income	4,012	3,471	2,760
Net investment income
Securities available-for-sale and other	4,384	4,144	3,233
Equity securities held for trading [1] [2]	3,847	799	—

Total net investment income	8,231	4,943	3,233
Other revenues	464	437	556
Net realized capital gains	17	291	279

Total revenues	27,083	22,708	18,719

Benefits, claims and claim adjustment expenses [1]	16,776	13,640	13,548
Amortization of deferred policy acquisition costs and present value of future profits	3,169	2,843	2,397
Insurance operating costs and expenses	3,227	2,776	2,314
Interest expense	252	251	271
Other expenses	674	675	739

Total benefits, claims and expenses	24,098	20,185	19,269

Income (loss) before income taxes and cumulative effect of	2,985	2,523	(550)
accounting change
Income tax expense (benefit)	711	385	(459)

Income (loss) before cumulative effect of accounting change	2,274	2,138	(91)
Cumulative effect of accounting change, net of tax [3]	—	(23)	—

Net income (loss)	$2,274	$2,115	$(91)

[1]	Includes dividend income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	Amounts reported in 2003 are prior to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”),

[3]	For the year ended December 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

	2005	2004	2003

Net Income (Loss) by Operation and Life Segment
Life
Retail	$622	$503	$412
Retirement Plans	75	66	42
Institutional	88	68	32
Individual Life	166	155	145
Group Benefits	272	229	148
International	96	39	13
Other [1]	(115)	322	53

Total Life	1,204	1,382	845

Property & Casualty
Ongoing Operations [1]	1,165	955	783
Other Operations	71	(45)	(1,528)

Total Property & Casualty	1,236	910	(745)

Corporate	(166)	(177)	(191)

Net income (loss)	$2,274	$2,115	$(91)

[1]	For the year ended December 31, 2004, Life includes a $190 tax benefit recorded in its Other category and Property & Casualty’s Ongoing Operations includes a $26 tax benefit, which relate to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this benefit, see Note 12 of Notes to Consolidated Financial Statements.

	2005	2004	2003

Underwriting Results by Property & Casualty Segment
Business Insurance	$396	$360	$158
Personal Lines	460	138	130
Specialty Commercial	(165)	(53)	10
Other Operations [1]	(226)	(448)	(2,840)

[1]	Includes $2,604 of before-tax net asbestos reserve strengthening in 2003.
Operating Results
2005 Compared to 2004 — Net income increased $159 for the year ended December 31, 2005 compared with the prior year. The increase was primarily due to the following:
•	An increase in Property & Casualty net income of $326, driven primarily by improved underwriting results in the Personal Lines and Other Operations segments, increased net investment income, and a reduction in other expenses; partially offset by a decrease in net realized capital gains. The improved underwriting results in Personal Lines was driven primarily by a reduction in current year catastrophe losses, a reduction in net unfavorable prior accident year loss reserve development and earned premium growth. The improvement in underwriting results for Other Operations was primarily due to a reduction in net unfavorable prior accident year loss reserve development. The increase in net investment income was primarily due to higher assets under management resulting from increased cash flows from underwriting, higher investment yields on fixed maturity investments and an increase in income from limited partnership investments.

•	An increase in net income for Retail of $119, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year periods.

•	An increase in net income for International of $57, principally driven by higher fee income and investment spread in Japan derived from a 78% increase in the assets under management.

•	An increase in net income for the Group Benefits segment of $43, driven primarily by higher earned premiums and net investment income as well as a favorable loss ratio.
Partially offsetting these increases were:
•	A $216 tax benefit recorded in 2004 to reflect the effect of the IRS audit settlement on tax years prior to 2004.

•	A charge of $102, after-tax, recorded in 2005 in Life to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	An after-tax expense of $46 recorded in Life during 2005, related to the termination of a provision of an agreement with a mutual fund distribution partner of the Company’s retail mutual funds.
Total revenues increased $4.4 billion for the year ended December 31, 2005 compared with the prior year. The increase was primarily due to the following:
•	An increase of $3.3 billion in net investment income, driven primarily by a $3.0 billion increase in net investment income on the Company’s trading securities portfolio. Also contributing to the increase was a higher average invested asset base.

•	An increase of $793 in earned premiums. Earned premium growth of $486 in Business Insurance was primarily driven by new business premium growth outpacing non-renewals in the prior 12 months. Earned premium growth of $165 in Personal Lines was primarily driven by new business growth outpacing non-renewals in auto and the effect of earned pricing increases in homeowners. Earned premiums increased $158 in Group Benefits primarily due to increased sales, particularly in group disability, and continued strong persistency.

•	An increase of $541 in fee income primarily driven by increased individual annuity assets under management in the United States and Japan.
Partially offsetting these increases was:
•	A decrease of $274 in net realized capital gains primarily due to lower net gains on the sale of fixed maturity securities, losses associated with GMWB derivatives, Japanese fixed annuity contract hedges and periodic net coupon settlements. These losses were offset in part by changes in the value of non-qualifying foreign currency swaps.
2004 Compared to 2003 — Net income increased $2.2 billion for the year ended December 31, 2004 compared with the prior year. The increase was primarily due to the following:
•	An increase in Property & Casualty net income of $1.7 billion driven primarily by a $1.7 billion after-tax charge to strengthen net asbestos reserves based on a ground up study in 2003.

•	A $216 tax benefit in 2004, of which $190 was recorded in Life and $26 was recorded in Property & Casualty, primarily consisting of the benefit related to the separate account dividends-received deduction (“DRD”) and interest. For further discussion, see Note 12 of Notes to Consolidated Financial Statements.

•	Growth in all of Life’s segments and improved underwriting results, particularly in the Business Insurance segment.

Partially offsetting the increase was:

•	Increased Property & Casualty catastrophe losses, primarily related to hurricanes Charley, Frances, Ivan and Jeanne.
Total revenues increased $4.0 billion for the year ended December 31, 2004 compared with the prior year. The increase was primarily due to the following:
•	Increased earned premiums for Group Benefits driven primarily by the acquisition of the group benefits business of CNA, sales growth and favorable persistency.

•	Increased earned premiums in the Business Insurance, Personal Lines and Specialty Commercial segments primarily due to earned pricing increases and growth in new business premiums out pacing non-renewals for Personal Lines and Business Insurance.

•	Increased fee income for Retail resulted from an increase in variable annuity average account values.

•	Net investment income increased due primarily to the adoption of SOP 03-1, which resulted in $1.6 billion of net investment income.
Net Realized Capital Gains and Losses
See “Investment Results” in the Investments section.

Income Taxes
The effective tax rate for 2005, 2004 and 2003 was 24%, 15% and 83%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% for 2005 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). For 2004, the principal causes were tax exempt interest earned on invested assets, the separate account DRD and the tax benefit associated with the settlement of the 1998-2001 IRS audit. Income taxes paid (received) in 2005, 2004 and 2003 were $447, $32 and ($107), respectively. For additional information, see Note 13 of Notes to Consolidated Financial Statements.
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
Earnings (Loss) Per Common Share
The following table represents earnings per common share data for the past three years:

	2005	2004	2003

Basic earnings (loss) per share	$7.63	$7.24	$(0.33)
Diluted earnings (loss) per share [1]	$7.44	$7.12	$(0.33)
Weighted average common shares outstanding (basic)	298.0	292.3	272.4
Weighted average common shares outstanding and dilutive potential common shares (diluted) [1]	305.6	297.0	272.4

[1]	As a result of the net loss for the year ended December 31, 2003, SFAS No. 128, “Earnings Per Share”, requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.
Outlook
Life
In the Retail segment management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. However, competition has increased substantially in the retail market with most major variable annuity writers now offering living benefits such as GMWB riders. As a result, sales may be lower than the level of sales attained in 2005 when considering the competitive environment, the risk of disruption on new sales from product offering changes, customer acceptance of new products and the effect on the distribution related to product offering changes. The success of the Company’s new living income benefit and any new products will ultimately be based on customer acceptance. With the increased competition in the variable annuity market causing lower sales levels from the level in 2004, combined with surrender activity on the aging block of business, net outflows are currently forecasted to be above levels experienced in 2005. This will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract.
The future profitability of the Retirement Plans segment will depend on the Company’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the products sold largely in the Government business. 401(k) sales are expected to remain strong throughout 2006 primarily due to the continuing growth in the market for retirement products. The Government market is highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of sales growth attained in 2005.
The future net income of the Institutional segment will depend on the Company’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the products sold largely in the Institutional Investment Products (“IIP”) business. The IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2005. IIP will launch new products in 2006 to provide solutions that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporation’s defined benefit liabilities. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.
In Individual Life variable universal life sales and account values remain sensitive to equity market levels and returns. The Company continues to pursue new and enhanced products, as well as broader and deeper distribution opportunities to increase sales. Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment regarding reserving practices for universal life products with no-lapse guarantees which may negatively affect Individual Life’s future earnings.
In Group Benefits, management anticipates the increased scale of the group life and disability operations and the expanded distribution network for its products and services will generate strong sales growth. Sales, however, may be negatively affected by the competitive pricing environment in the marketplace. Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines.
In the International segment management is optimistic about the growth potential of the retirement savings market in Japan. Several trends such as an aging population, longer life expectancies, declining birth rate leading to a smaller number of younger workers to support each retiree, and under funded pension systems have resulted in greater need for an individual to plan and adequately fund retirement savings. However, competition has increased substantially in the Japanese market with most major competitors offering guaranteed benefit riders and, as a result, the Company may not be able to sustain the level of sales attained in 2005. Continued growth depends on increasing the Company’s penetration in the Japanese market by securing new distribution outlets for our products and accessing more customers within existing distributors. In addition, the Company will be looking for ways to leverage our variable annuity capability into other investment product opportunities.
Property & Casualty
In 2006, management expects continued growth in written and earned premiums in Business Insurance and Personal Lines, partially offset by an expected decline in written and earned premium in Specialty Commercial. Within Business Insurance, in both small commercial and middle market, the Company plans to continue to broaden its relationships with key agencies to increase new business, maintain renewal retention and expand market share in targeted states. Management expects double-digit written premium growth in small commercial in 2006. The Personal Lines segment is expected to deliver written premium growth in the mid-single digits in 2006, including growth from both AARP and Agency. The Company expects new business growth in Agency business as well as strong renewal retention in AARP. Within Specialty Commercial, management expects written and earned premium to decline in 2006 given the non-renewal of a captive insurance program which represented $240 of written premium in 2005. Partially offsetting this decline is an expectation of growth in property written premium driven by new business growth and written pricing increases. Also, a decrease in the percentage of risks ceded to reinsurers will likely contribute to growth in professional liability written premium.
Management expects written pricing trends in 2006 to be affected by increased competition in Business Insurance and Personal Lines. Price competition is most significant for Select Xpand and middle market business within Business Insurance. Competition is also intensifying in Personal Lines, especially in auto. Rather than competing on rate, many companies are advertising heavily to drive new business and retain profitable customers. In 2006, management believes that pricing declines in Business Insurance will lessen somewhat as higher reinsurance costs are reflected in the market. Within Personal Lines, the Company expects written pricing to be flat to slightly negative for auto and written pricing increases in the mid-single digits for homeowners. In the wake of the third and fourth quarter hurricanes of 2005, specialty property written pricing has been increasing in catastrophe prone areas and management expects rates to continue to increase in 2006.
Within Business Insurance and Personal Lines, loss costs are expected to increase in 2006 as increasing claim severity is expected to outpace favorable claim frequency. As a result of the anticipated written pricing decreases in some lines and less favorable written pricing increases in other lines, management expects the current accident year loss and loss expense ratio in Business Insurance and Personal Lines to increase moderately in 2006. Within Specialty Commercial, management expects that the written pricing increases in property will yield a lower current accident year loss and loss adjustment expense ratio, provided that catastrophe property claim experience returns to expected levels.
The Other Operations segment will continue to manage the discontinued operations of The Hartford as well as claims (and associated reserves) related to asbestos, environmental and other exposures. The Hartford will continue to review various components of all of its reserves on a regular basis.
LIFE
Executive Overview
Life provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services and other institutional products; individual and PPLI; and, group benefit products, such as group life and group disability insurance.
Life derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) net investment income on general account assets; (c) fully insured premiums; and (d) certain other fees. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with Life through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life, and group disability and individual term insurance products.
Life’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of the deferred policy acquisition costs, expenses related to the selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.
Life’s profitability in its variable annuity, mutual fund and, to a lesser extent, variable universal life businesses, depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as: variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. Life uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Thus, a prolonged downturn in the financial markets could reduce revenues and potentially raise the possibility of a charge against deferred policy acquisition costs.
The profitability of Life’s fixed annuities and other “spread-based” products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.
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

	As of and for the years ended December 31,
	2005	2004	2003

Product/Key Indicator Information

United States Individual Variable Annuities

Account value, beginning of period	$99,617	$86,501	$64,343
Net flows	(881)	5,471	7,709
Change in market value and other	6,578	7,645	14,449

Account value, end of period	$105,314	$99,617	$86,501

Retail Mutual Funds

Assets under management, beginning of period	$25,240	$20,301	$14,079
Net sales	1,335	2,505	2,155
Change in market value and other	2,488	2,434	4,067

Assets under management, end of period	$29,063	$25,240	$20,301

Retirement Plans

Account value, beginning of period	$16,493	$13,571	$10,183
Net flows	1,618	1,636	1,560
Change in market value and other	1,206	1,286	1,828

Account value, end of period	$19,317	$16,493	$13,571

Individual Life Insurance
Variable universal life account value, end of period	$5,902	$5,356	$4,725
Total life insurance inforce	150,801	139,889	130,798

S&P 500 Index
Year end closing value	1,248	1,212	1,112
Daily average value	1,208	1,131	965

Japan Annuities

Account value, beginning of period	$14,631	$6,220	$1,722
Net flows	10,857	7,249	3,490
Change in market value and other	616	1,162	1,008

Account value, end of period	$26,104	$14,631	$6,220

•	The 2005 increase in U.S. variable annuity account values can be attributed to market growth over the past four quarters.

•	Net flows and net sales for the U.S. variable annuity and retail mutual fund businesses, respectively, have decreased from prior year levels. In particular, variable annuity net flows and mutual fund net sales were negatively affected due to lower sales levels and higher surrenders due to increased competition.

•	Changes in market value are based on market conditions and investment management performance.

•	Japan annuity account values and net flows continue to grow as a result of strong sales and significant market growth in 2005.

Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on securities and earnings on partnership investments. In addition, insurance type contracts such as those sold by Group Benefits (discussed below) collect and invest premiums for protection from losses specified in the particular insurance contract and those sold by Institutional, collect and invest premiums for certain life contingent benefits.

	For the years ended December 31,
	2005	2004	2003 [1]

Net Investment Income
Retail	$933	$1,011	$432
Retirement Plans	311	306	281
Institutional	802	664	581
Individual Life	305	303	263
Group Benefits	398	373	262
International	75	11	2
Other	4,021	1,007	220

Total net investment income	$6,845	$3,675	$2,041

Interest Credited on General Account Assets

Retail	$717	$841	$284
Retirement Plans	197	186	184
Institutional	383	300	253
Individual Life	225	216	192
International	14	(1)	—
Other	4,135	939	170

Total interest credited on general account assets	$5,671	$2,481	$1,083

[1]	Amounts reported in 2003 are prior to the adoption of SOP 03-1.
•	Net investment income and interest credited in Other increased for the year ended December 31, 2005 due to $3,847 increase in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in Retail declined for the year ended December 31, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. The increase for the year ended December 31, 2004 was largely due to the adoption of SOP 03-1.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program, partially offset by surrenders in the PPLI business.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $292, $279 and $231 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts need to be deducted from net investment income to understand the net interest spread on these businesses because these contracts are accounted for as traditional insurance products.
Premiums
As discussed above, traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection of the policy holder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefits, typically January 1 or July 1. Persistency is the percentage of insurance policies remaining in force from year to year as measured by premiums.

	For the years ended December 31,
	2005	2004	2003

Group Benefits
Total premiums and other considerations	$3,810	$3,652	$2,362
Fully insured ongoing sales (excluding buyouts)	779	632	507
Persistency [1]	87%	85%	81%

[1]	The persistency rate represents the employer market group life and disability business, which accounts for, on average, 75% of inforce premiums.
•	Earned premiums and other considerations include $27, $4 and $40 in buyout premiums for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in premiums and other considerations for Group Benefits in 2005 compared to 2004 was driven by sales and favorable persistency.
Expenses

There are three major categories for expenses. The first major category of expenses is benefits and claims. These include the costs of mortality and morbidity, particularly in the group benefits business, and mortality in the individual life businesses, as well as other contractholder benefits to policyholders. In addition, traditional insurance type products generally use a loss ratio which is expressed as the amount of benefits incurred during a particular period divided by total premiums and other considerations, as a key indicator of underwriting performance. Since Group Benefits occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the business as buyouts may distort the loss ratio.
The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization. The individual annuity business within Retail accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for Life.

	For the years ended December 31,
	2005		2004		2003

Retail
General insurance expense ratio (individual annuity)	17.9	bps	18.3	bps	22.0	bps
DAC amortization ratio (individual annuity)	49.6%		50.9%		50.1%
Insurance expenses, net of deferrals	$869		$687		$560

Individual Life
Death benefits	$241		$245		$224
Insurance expenses, net of deferrals	$167		$164		$161

Group Benefits
Total benefits and claims	$2,794		$2,703		$1,862
Loss ratio (excluding buyout premiums)	73.1%		74.0%		78.5%
Insurance expenses, net of deferrals	$1,022		$989		$553
Expense ratio (excluding buyout premiums)	27.8%		27.7%		24.6%

•	Individual annuity’s expense ratio for the year ended December 31, 2005 continued to benefit from the Company’s disciplined expense management and economies of scale in the variable annuity business. Additionally, individual annuity’s expense ratio continues to be one of the lowest ratios of general insurance expenses as a percent of assets under management in the industry, holding near 18 bps of average account value for the year ended December 31, 2005. The Company expects this ratio to stay between 18-20 bps.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the year ended December 31, 2005 as a result of higher gross profits and a lower amount of additional deposits received on existing business.

•	Individual Life death benefits decreased for the year ended December 31, 2005 due to favorable mortality experience.

•	The Group Benefits loss ratio, excluding buyouts, for the year ended December 31, 2005 decreased due to favorable morbidity and mortality experience.

•	The Group Benefits expense ratio, excluding buyouts, increased slightly for the year ended December 31, 2005 primarily due to higher operating expenses related to business growth.
Profitability
Management evaluates the rates of return various businesses can provide as a way of determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after tax margin is a key indicator of overall profitability.

	2005		2004		2003

Ratios
Retail
Individual annuity return on assets (“ROA”)	54.6	bps	44.8	bps	45.4	bps
Group Benefits
After-tax margin(excluding buyouts)	7.2%		6.3%		6.4%

•	Individual annuity’s ROA increased for the year ended December 31, 2005, compared to the prior year. In particular, variable annuity fees and fixed annuity general account spreads each increased for the year ended December 31, 2005 compared to the prior year. The increase in the ROA can be attributed to the increase in account values and resulting increased fees including GMWB rider fees without a corresponding increase in expenses, while the increase in fixed annuity general account spread resulted from fixed annuity contracts that were repriced upon the contract reaching maturity. Also, contributing to a higher ROA in 2005 is an increase in the separate account dividends received deduction (“DRD”) tax benefit compared to 2004.

•	The improvement in the Group Benefits after-tax margin for the year ended December 31, 2005 was primarily due to favorable loss ratios and higher net investment income as compared to 2004.

	2005	2004	2003

Life Operating Summary
Earned premiums	$4,203	$4,072	$3,086
Fee income	4,000	3,464	2,760
Net investment income
Securities available-for-sale and other	2,998	2,876	2,041
Equity securities held for trading [1] [2]	3,847	799	—

Total net investment income	6,845	3,675	2,041
Other revenues	—	—	131
Net realized capital gains (losses)	(25)	164	26

Total revenues	15,023	11,375	8,044

Benefits, claims and claim adjustment expenses [1]	9,809	6,630	4,616
Amortization of deferred policy acquisition costs and present value of future profits	1,172	993	755
Insurance operating costs and other expenses	2,522	2,145	1,607

Total benefits, claims and expenses	13,503	9,768	6,978

Income before income taxes and cumulative effect of accounting change	1,520	1,607	1,066
Income tax expense	316	202	221

Income before cumulative effect of accounting change	1,204	1,405	845
Cumulative effect of accounting change, net of tax [3]	—	(23)	—

Net income	$1,204	$1,382	$845

[1]	Includes dividend income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	Amounts in 2003 are prior to the adoption of SOP 03-1.

[3]	For the year ended December 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
Life realigned its reportable operating segments in 2005 from Retail, Institutional, Individual Life and Group Benefits to Retail, Retirement Plans, Institutional, Individual Life, Group Benefits and International.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Retirement Plans offers retirement plan products and services to corporations and municipalities under Section 401(k), 403(b) and 457 plans.
Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable PPLI owned by corporations and high net worth individuals.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health, and medical stop loss.
International, which primarily has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) other than the net periodic coupon settlements on credit derivatives and the net periodic coupon settlements on the cross currency swap used to economically hedge currency and interest rate risk generated from sales of the Company’s yen based fixed annuity, which are allocated to the reportable segments; the mark-to-market adjustment for the equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, claims and claim adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations; and intersegment eliminations.
2005 Compared to 2004 — Life’s net income for the year ended December 31, 2005 decreased compared to the prior year due to higher income tax expense. Income tax expense increased for the year ended December 31, 2005 due to the absence of a tax benefit of $190 recorded in 2004 to reflect the impact of the Internal Revenue Service (“IRS”) audit settlement on tax years prior to 2004. Partially offsetting the increase in income tax expense compared to the prior year was an increase in the DRD benefit related to the 2005 tax year of $50. Additional contributing factors to the decrease in net income can be found below:
•	For the year ended December 31, 2005, Life experienced realized capital losses of $25 as compared to realized capital gains of $164 for the year ended December 31, 2004. See the Investments section for further discussion of investment results and related realized capital gains and losses.

•	Life recorded an after-tax charge of $102 for the year ended December 31, 2005 to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC, and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	Life recorded an after-tax expense of $46 for the year ended December 31, 2005, which related to the termination of a provision of an agreement with a mutual fund distribution partner.
Partially offsetting the decreases to earnings discussed above was:
•	Net income in Retail increased during 2005, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year.

•	Institutional contributed higher earnings during 2005, driven by higher assets under management.

•	Individual Life’s net income increased during 2005, primarily driven by business growth which resulted in increases in both higher life insurance inforce and account values.

•	Net income in Group Benefits increased during 2005, primarily due to a non-recurring tax benefit of $9 related to the acquisition of the group life and accident, and short-term and long-term disability business of CNA Financial Corporation (“the CNA Acquisition”) and higher earned premiums and net investment income as well as a favorable loss ratio as compared to the prior year period.

•	Net income in International increased during 2005, primarily driven by the increased fees from an increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $26.1 billion at December 31, 2005 from $14.6 billion at December 31, 2004.

•	Net investment income increased for all Life segments during 2005, driven by a higher asset base and increased partnership income, as compared to the prior year.

•	The effective tax rate was 21% for Life operations for the current year as compared to an effective tax rate of 13% for Life operations for the respective prior year period. The 2005 higher effective tax rate was attributed to the absence of the 2004 tax benefit of $190 (as mentioned above) offset by an increase in the DRD tax benefit of $50.
2004 Compared to 2003 — Life’s net income increased in 2004 due primarily to business growth in virtually all segments as discussed below, a lower effective income tax rate, and higher net realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains). Life recorded in the third quarter of 2004 a tax benefit of $190, consisting primarily of a change in estimate of the dividends-received deduction (“DRD”) tax benefit reported during 2003 and prior years and interest, and changed the estimate of the after-tax benefit for the DRD benefit related to the 2004 tax year. Additional contributing factors to the increase in net income can be found below:
•	Net income in Retail increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increased assets under management.

•	Net income in Retirement Plans increased primarily due to higher fee income related to the 401(k) business compared to the prior year.

•	Net income in Group Benefits increased due primarily to increased earned premiums and net investment income growth, primarily resulting from the CNA Acquisition. In addition, Group Benefits was impacted by favorable persistency in most businesses and a lower loss ratio.

•	Net income in Institutional was higher as a result of a decrease in other expenses related to private placement life insurance business compared to the respective prior year. The decrease in other expenses for the current year is attributed to a $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp Services, LLC (“Bancorp”) litigation.

•	Individual Life’s earnings increase was primarily driven by improved net investment spread income including the effects of prepayments and growth in account values and life insurance in force.

•	Net income in International increased over the prior year primarily driven by the increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $14.6 billion at December 31, 2004 from $6.2 billion at December 31, 2003. Also during 2004, Life introduced market value adjusted fixed annuity products to provide a diversified product portfolio to customers in Japan.

•	The effective tax rate was 13% for Life operations in 2004 as compared to an effective tax rate of 21% for Life operations for the respective prior year period. The lower effective tax rate was attributed to tax related items, as discussed above, of $190 and a 2004 tax year DRD benefit of $132, as compared to tax related items of $30 and a 2003 tax year DRD benefit of $87 reported for the years ended December 31, 2004 and 2003, respectively.
Partially offsetting the increases to earnings discussed above was:
•	Retail recorded lower spread income on market value adjusted (“MVA”) fixed annuities due to the adoption of SOP 03-1 in 2004.

•	Slightly offsetting the positive earnings drivers for the year ended December 31, 2004 was the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. (For further discussion of the impact of the Company’s adoption of SOP 03-1, see Note 1 of Notes to Consolidated Financial Statements).

Income Taxes
The effective tax rate for 2005, 2004 and 2003 was 21%, 13% and 21%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% for 2005 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). For 2004, the principal causes were tax exempt interest earned on invested assets, the separate account dividends received deduction and the tax benefit associated with the settlement of the 1998-2001 IRS audit. For additional information, see Note 13 of Notes to Consolidated Financial Statements.
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
A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.
RETAIL

	2005	2004	2003

Operating Summary
Fee income and other	$2,325	$2,019	$1,654
Earned premiums	(52)	5	(34)
Net investment income	933	1,011	432
Net realized capital gains	9	—	8

Total revenues	3,215	3,035	2,060

Benefits, claims and claim adjustment expenses	895	1,074	519
Insurance operating costs and other expenses	869	687	560
Amortization of deferred policy acquisition costs and present value of future profits	744	647	498

Total benefits, claims and expenses	2,508	2,408	1,577

Income before income taxes and cumulative effect of accounting change	707	627	483
Income tax expense	85	105	71

Income before cumulative effect of accounting change	622	522	412
Cumulative effect of accounting change, net of tax [1]	—	(19)	—

Net income	$622	$503	$412

	2005	2004	2003

Assets Under Management
Individual variable annuity account values	$105,314	$99,617	$86,501
Individual fixed annuity and other account values	10,222	11,384	11,215
Other retail products account values	336	182	48

Total account values [2]	115,872	111,183	97,764

Retail mutual fund assets under management	29,063	25,240	20,301
Other mutual fund assets under management	1,004	641	369

Total mutual fund assets under management	30,067	25,881	20,670

Total assets under management	$145,939	$137,064	$118,434

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds and other investment products. Life is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.
2005 Compared to 2004 — Net income in Retail increased for the year ended December 31, 2005 primarily due to improved fee income driven by higher assets under management. Assets under management increased primarily as a result of market growth. A more expanded discussion of earnings growth can be found below:
•	The increase in fee income in the variable annuity business for the year ended December 31, 2005 was mainly a result of growth in average account values. The year-over-year increase in average account values of 10% can be attributed to market appreciation of $6.3 billion during 2005. Variable annuities had net outflows of $881 for the year ended December 31, 2005 compared to net inflows of $5.5 billion for the year ended December 31, 2004. The net outflows in 2005 were due to increased surrender activity and increased sales competition, particularly as it relates to guaranteed living benefits riders were offered with variable annuity products.

•	Mutual fund fee income increased for the year ended December 31, 2005 due to increased assets under management driven by market appreciation of $2.6 billion and net sales of $1.3 billion. Despite the increase in assets under management, the amount of net sales has declined for the year ended December 31, 2005 compared to the prior year. This decrease is attributed to market competition and higher redemption amounts due to a higher lapse rate.

•	The fixed annuity business contributed $66 of higher investment spread income in 2005 compared to 2004, excluding the cumulative effects of accounting change, due to improved investment spreads from the MVA products.

•	Benefits and claims and claim adjustment expenses have decreased for the year ended December 31, 2005 due to an increase in reserves in the third quarter of 2004 related to the acquisition of a block of acquired business from London Pacific Life and Annuity Company in liquidation. The increase in reserves of $62 was offset by an equivalent increase in earned premium. Also contributing to the decrease in benefits expense is a decrease in interest credited as older fixed annuity MVA business with higher credited rates matures and either lapse or renews at lower credited rates.

•	The effective tax rate decreased for the year ended December 31, 2005 compared to the prior year end due to an increase in the DRD benefit as a percentage of pre-tax income.
Partially offsetting these positive earnings drivers were the following items:
•	Throughout Retail, insurance operating costs and other expenses increased for the year ended December 31, 2005 compared to the prior year. General insurance expenses increased due to increased costs related to technology services as well as sales and marketing. In addition, the Company recorded an after-tax expense of $46, for the termination of a provision of an agreement with a mutual fund distribution partner.

•	There was higher amortization of DAC, which resulted from higher gross profits due to the positive earnings drivers as discussed above.
2004 Compared to 2003 — Net income increased for the year ended December 31, 2004, principally driven by higher fee income from double digit growth in the assets under management in virtually all businesses of the segment and strong expense management:
•	Fee income generated by the variable annuity operation increased, as average account values were higher in 2004 as compared to the prior year. The increase in average account values can be attributed to market appreciation of $7.6 billion and net flows of $5.5 billion during 2004.

•	Retail mutual fund fee income increased as a result of an increase in assets under management of 24% year over year principally due to net sales and market appreciation of $2.5 billion each during 2004.
Partially offsetting the positive earnings drivers were the following items:
•	There was higher amortization of DAC, due to higher gross profits and increased subsequent deposit activity, primarily in individual annuity.

•	Lower income from the fixed annuity business, due to lower investment spread from the market value adjusted (“MVA”) product caused by the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. With the adoption of SOP 03-1, the Company includes the investment return from the fixed annuity product in net investment income and includes interest credited to contract holders in the benefits, claims and claim adjustment expenses. In prior years, the market value spread was reported as guaranteed separate account income in fee income and other.

•	The effective tax rate increased for the year ended December 31, 2004 due to the absence of a prior year tax benefit recorded in 2003.
Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition has increased substantially in the variable annuities market with most major variable annuity writers now offering living benefits such as GMWB riders. The Company’s strategy in 2006 revolves around introducing new products and continually evaluating the portfolio of products currently offered. As a result, sales may be lower than the level of sales attained in 2005 when considering the competitive environment, the risk of disruption on new sales from product offering changes, customer acceptance of new products and the effect on the distribution related to product offering changes.
Individual annuity sales of $11.5 billion in 2005 decreased 27% compared to prior year levels of $15.7 billion. Significantly contributing to the Company’s variable annuity sales during 2005 and 2004 was Principal First, a GMWB rider. In an effort to meet diverse customer needs, in the fourth quarter of 2005, Life introduced a new living withdrawal benefit, which guarantees a steady income stream for the life of the policyholder. The success of this and any new product will ultimately be based on customer acceptance. With the increased competition in the variable annuity market causing lower sales levels from the level in 2004, combined with surrender activity on the aging block of business, net outflows are currently forecasted to be above levels experienced in 2005. This will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract.
The growth and profitability of the individual annuity and mutual fund businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, Life may experience stronger sales and higher net flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to Life of individual annuities, such as guaranteed minimum death benefit (“GMDB”) and GMWB benefits. Conversely, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to Life of GMDB and GMWB benefits associated with individual annuities. Life attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies, such as hedging. Future net income for Life will be affected by the effectiveness of the risk management strategies Life has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread-based products sold in the Retail segment, the future growth will depend on the ability to earn targeted returns on new business given competition, retention of account values in the fixed annuity business when the contract holder’s rate guarantee expires and the future interest rate environment.
RETIREMENT PLANS

	2005	2004	2003

Operating Summary
Fee income and other	$152	$121	$83
Earned premiums	10	10	15
Net investment income	311	306	281
Net realized capital gains (losses)	(3)	(3)	1

Total revenues	470	434	380

Benefits, claims and claim adjustment expenses	231	220	226
Insurance operating costs and other expenses	115	96	79
Amortization of deferred policy acquisition costs	26	29	17

Total benefits, claims and expenses	372	345	322

Income before income taxes and cumulative effect of account change	98	89	58
Income tax expense	23	22	16

Income before cumulative effect of accounting change	75	67	42
Cumulative effect of accounting change, net of tax [1]	—	(1)	—

Net income	$75	$66	$42

	2005	2004	2003

Assets Under Management

Governmental account values	$10,475	$9,962	$8,965
401(k) account values	8,842	6,531	4,606

Total account values	19,317	16,493	13,571
Government mutual fund assets under management	163	756	770
401(k) mutual fund assets under management	947	755	585

Total mutual fund assets under management	1,110	1,511	1,355

Total assets under management	$20,427	$18,004	$14,926

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Retirement Plans primarily offers customized wealth creation and financial protection for corporate and government employers through its two business units, Government and 401(k).
2005 Compared to 2004 — Net income in Retirement Plans increased for the year ended December 31, 2005 compared to the prior year primarily due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable as positive market appreciation was largely offset by negative net flows, resulting in modest growth in assets under management:
•	401(k) fee income increased 39% or $30 for the year ended December 31, 2005 compared to the prior year. This increase is a result of positive net flows from the 401(k) business of $1.8 billion over the prior year driven by strong sales and increasing ongoing deposits contributing to the growth in 401(k) assets under management of 34% to $9.8 billion. Total 401(k) deposits and net flows increased substantially by 32% and 26%, respectively, over the prior year primarily due to the full year impact of 2004’s expansion of wholesaling capabilities and new product offerings.

•	The DAC amortization rate decreased in 2005 compared to 2004 as a result of higher profits.
Partially offsetting these positive earnings drivers were the following items:
•	General account spread decreased for both 401(k) and Governmental businesses for the year ended December 31, 2005 compared to prior year. The decrease is attributable to a decrease in the net investment income earned rate for both businesses. Average general account assets for the Retirement Plans segment increased approximately 7% in 2005 compared to 2004, while net investment income increased 2% compared to the prior year. Benefits and claims expense, which mainly consists of interest credited, increased 5% for the year ended December 31, 2005 compared to prior year, which was driven by a 7% increase in Governmental’s general account business.

•	An increase in insurance operating costs and other expenses of $19 during 2005 was principally driven by the 401(k) business. The additional costs can be attributed to greater sales and assets under management, resulting in a 20% increase in asset-based commissions to third parties, technology expenditures, and marketing and servicing costs supporting the segment’s business. However, the increase in 401(k) sales has driven down the overall general insurance expense per case by over 4% compared to the prior year.
2004 Compared to 2003 — Net income for the year ended December 31, 2004 increased primarily due to higher fee income related to the 401(k) business compared to the prior year. A more expanded discussion of earnings growth can be found below.
•	401(k) fee income increased 57% or $28 for year ended December 31, 2004 compared to the prior year. This increase is a result of positive net flows from the 401(k) business of $1.4 billion over the past four quarters driven by strong sales contributing to the increase in 401(k) assets under management of 42% to $6.5 billion. Total deposits and net flows increased substantially by 45% and 42%, respectively, over the prior year primarily due to the expansion of wholesaling capabilities and new product offerings.

•	The Governmental business contributed significantly higher income in 2004. The 11% increase in net investment income in 2004 compared to 2003 as well as $9 of additional fee income was attributed to the growth in the average account values as a result of positive net flows of $230 and market appreciation of $767.

•	The effective tax rate decreased for the year ended December 31, 2004 due to an increase in the DRD benefit as a percentage of pre-tax income.
Partially offsetting these positive earnings drivers was the following item:
•	Insurance operating costs and other expenses for 401(k) increased for the year ended December 31, 2004 compared to the prior year mainly driven by greater sales and assets under management, resulting in a 50% increase in commissions over prior year, in addition to growth in investment technology services and sales and marketing costs.
Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the general account products sold largely in the Government business. 401(k) sales are expected to remain strong throughout 2006 primarily due to the continuing growth in the market for retirement products. As the “baby boom” generation approaches retirement, management believes these individuals will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. Assets under management are also expected to increase in 2006 due to both strong sales and the effects of increasing company wholesaling activities in 2005. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in this market, additional investments in service and technology will occur. The Government market is highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of sales growth attained in 2005.
INSTITUTIONAL

	2005	2004	2003

Operating Summary
Fee income and other	$119	$161	$154
Earned premiums	504	463	783
Net investment income	802	664	581
Net realized capital gains (losses)	(5)	3	4

Total revenues	1,420	1,291	1,522

Benefits, claims and claim adjustment expenses	1,212	1,116	1,344
Insurance operating costs and expenses	56	55	109
Amortization of deferred policy acquisition costs and present value of future profits	32	26	28

Total benefits, claims and expenses	1,300	1,197	1,481

Income before income taxes and cumulative effect of accounting change	120	94	41
Income tax expense	32	26	9

Net income	$88	$68	$32

	2005	2004	2003

Assets Under Management
Institutional account values	$17,917	$14,599	$12,660
Private Placement Life Insurance account values [1]	23,836	22,498	20,992
Mutual fund assets under management	1,528	676	438

Total assets under management	$43,281	$37,773	$34,090

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Institutional primarily offers customized wealth creation and financial protection for institutions, corporate and high net worth individuals through its two business units: Institutional Investment Products (“IIP”) and PPLI.
2005 Compared to 2004 —Net income in Institutional increased for the year ended December 31, 2005 compared to the prior year driven by higher earnings in both the Institutional and PPLI businesses:
•	Total revenues increased in Institutional driven by positive net flows of $2.4 billion during the past four quarters, which resulted in higher assets under management. Net flows for Institutional increased for the year ended December 31, 2005 compared to the prior year, primarily as a result of the Company’s funding agreement backed Investor Notes program, which was launched in the third quarter of 2004. Investor Note sales for the years ended December 31, 2005 and 2004 were $2.0 billion and $643, respectively.

•	General account spread is one of the main drivers of net income for the Institutional line of business. An increase in spread income in 2005 was driven by higher assets under management noted above, combined with improved partnership income and mortality gains related to terminal funding and structured settlement contracts that include life contingencies. For the year ended December 31, 2005 and 2004, gains related to mortality, investments or other activity were $10 and $3 after-tax, respectively. During 2005, the Company invested in more variable rate assets to back the increasing block of variable rate liabilities sold under the stable value product line. This asset/liability matching strategy has decreased portfolio yields, as variable rate assets have lower initial coupon yields then fixed rate assets. At the same time the stable value variable rate liabilities have lower crediting rates in the current period than stable value fixed rate liabilities, which has allowed the Company to maintain-to-slightly-increase its general account spread on a yield basis.
•	PPLI’s net income increased $3 or 17% compared to prior year primarily due to asset growth in the variable business combined with favorable mortality experience.
Partially offsetting these positive earnings drivers was the following item:
•	PPLI’s cost of insurance charges has decreased due to reductions in the face amount of certain cases. These face reductions have also resulted in lower death benefits. This impact combined with favorable mortality, which increases the provision for future experience rate credits has led to the year over year decrease in fee income and other.
2004 Compared to 2003 — Net income for the year ended December 31, 2004 increased primarily due to PPLI businesses compared to the prior year:
•	The decrease in other expenses was primarily attributed to a PPLI $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of a certain litigation matter.
Partially offsetting these positive earnings drivers were the following items:
•	Lower income from the IIP and PPLI businesses, excluding the aforementioned settlement of a certain litigation matter.

•	The decrease in net income in IIP was due primarily to lower spread income and slightly higher insurance operating costs for the year ended December 31, 2004 as compared to 2003. In addition, IIP reported lower earnings for 2004 compared to the prior year due to favorable mortality experience in 2003.

•	Additionally, income tax expense was higher for 2004 due primarily to decreases in other expenses related to the PPLI business, as discussed above. The effective tax rate increased over the previous year-end because the percentage increase in tax preferred items (DRD, tax-exempt interest) was not as great as the percentage increase in pre-tax income from 2003 to 2004.

•	Earned Premiums decreased for the year ended December 31, 2004 compared to 2003 due to lower sales on limited payment contracts for the Structured Settlement and Terminal Funding products, consistent with a corresponding decrease in Benefits, Claims and Claim Adjustment Expenses.
Outlook
The future net income of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the products sold largely in the IIP business. The IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2005. In 2004, IIP introduced the Hartford Income Notes, a new funding agreement backed product that provides the Company with opportunity for future growth. This product provides access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are very competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP will launch new products in 2006 to provide solutions that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporation’s defined benefit liabilities. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.

INDIVIDUAL LIFE

	2005	2004	2003

Operating Summary
Fee income and other	$802	$767	$747
Earned premiums	(33)	(21)	(20)
Net investment income	305	303	263
Net realized capital gains (losses)	5	7	(7)

Total revenues	1,079	1,056	983

Benefits, claims and claim adjustment expenses	469	480	436
Insurance operating costs and other expenses	167	164	161
Amortization of deferred policy acquisition costs and present value of future profits	205	185	177

Total benefits, claims and expenses	841	829	774

Income before income taxes and cumulative effect of accounting change	238	227	209
Income tax expense	72	71	64

Income before cumulative effect of accounting change	166	156	145
Cumulative effect of accounting change, net of tax [1]	—	(1)	—

Net income	$166	$155	$145

	2005	2004	2003

Account Values
Variable universal life insurance	$5,902	$5,356	$4,725
Universal life/interest sensitive whole life	3,696	3,402	3,259
Modified guaranteed life and other	716	729	742

Total account values	$10,314	$9,487	$8,726

Life Insurance Inforce

Variable universal life insurance	$71,365	$69,089	$67,031
Universal life/interest sensitive whole life	41,714	39,109	38,320
Modified guaranteed life and other	37,722	31,691	25,447

Total life insurance inforce	$150,801	$139,889	$130,798

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Individual Life provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.
2005 Compared to 2004 — Net income increased $11 or 7% for the year ended December 31, 2005 as compared to the prior year, primarily due to increases in both life insurance inforce and account values. The following factors contributed to the earnings increase:
•	Fee income increased $35 for the year ended December 31, 2005 as compared to the prior year. Cost of insurance charges, a component of total fee income, increased $22 in 2005, driven by business growth and aging of the prior year block of variable universal, universal, and interest-sensitive whole life insurance inforce. Other fee income, another component of total fee income, increased $7 in 2005 primarily due to growth and improved product performance primarily in interest-sensitive whole life and variable universal life insurance products. Variable fee income grew $6 in 2005, as equity market performance and premiums in excess of withdrawals added to the variable universal life account value.

•	Net investment income increased a moderate $2 for the year ended December 31, 2005 as compared to the prior year due to increased general account assets from business growth, partially offset by lower interest rates on new investments and reduced prepayments on bonds in 2005.

•	Benefits, claims and claim adjustment expenses decreased for the year ended December 31, 2005 as compared to the prior year.

•	Income tax expense and the resulting tax rate for the year ended December 31, 2005 was aided by a DRD tax benefit of $7, whereas income tax expense for the year ended December 31, 2004 includes a DRD tax benefit of $5.
Partially offsetting these positive earnings drivers were the following factors:
•	Amortization of DAC increased for the year ended December 31, 2005 compared to the prior year primarily as a result of product mix and higher gross margins within variable universal and interest-sensitive whole life insurance products.

•	Insurance operating costs and other expenses increased $3 for the year ended December 31, 2005 compared to the prior year as a result of business growth.
2004 Compared to 2003 — Net income increased $10 or 7% for the year ended December 31, 2004 as compared to the prior year, primarily driven by increases in both life insurance inforce and account values, resulting from business growth and improved investment spreads. The following factors contributed to the earnings increase:
•	Fee income increased for the year ended December 31, 2004 as compared to the prior year primarily due to increased cost of insurance charges as life insurance inforce grew and aged and variable universal life account values increased driven by favorable equity markets and new sales. Account values and life insurance inforce grew 9% and 7% from 2003 to 2004, respectively.

•	Net investment income increased for the year ended December 31, 2004 as compared to the prior year primarily due to the adoption of SOP 03-1, growth in general account values and prepayments on bonds. The adoption of SOP 03-1 also resulted in increases in benefits, claims and claim adjustment expenses and a decrease to fee income and other for the year ended December 31, 2004 as compared to the prior year period for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.
Partially offsetting these positive earnings drivers were the following factors:
•	Benefits, claims and claim adjustment expenses increased for the year ended December 31, 2004 as compared to the prior year primarily due to the absence in 2004 of the unusually favorable mortality experienced in 2003, along with continued growth and aging of life insurance inforce.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2004 as compared to the prior year as a result of business growth.

•	Additionally, income tax expense was higher for the year ended December 31, 2004 as compared to the prior year due primarily to earnings growth, as discussed above. Income tax expense includes a DRD tax benefit of $5 related to the 2004 tax year, whereas, income tax expense for 2003 includes a total DRD tax benefit of $6.
Outlook
Individual Life sales grew to $250 in 2005 from $233 in 2004 and $196 in 2003 with the successful introduction of new universal life and variable universal life products. Variable universal life sales and account values remain sensitive to equity market levels and returns. The Company continues to pursue new and enhanced products, as well as broader and deeper distribution opportunities to increase sales. Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment regarding reserving practices for universal life products with no-lapse guarantees which may negatively affect Individual Life’s future earnings.
GROUP BENEFITS

	2005	2004	2003

Operating Summary
Earned premiums and other	$3,810	$3,652	$2,362
Net investment income	398	373	262
Net realized capital gains	1	2	—

Total revenues	4,209	4,027	2,624

Benefits, claims and claim adjustment expenses	2,794	2,703	1,862
Insurance operating costs and other expenses	1,022	989	553
Amortization of deferred policy acquisition costs	31	23	18

Total benefits, claims and expenses	3,847	3,715	2,433

Income before income taxes	362	312	191
Income tax expense	90	83	43

Net income	$272	$229	$148

Earned Premiums and Other

Fully insured — ongoing premiums	$3,747	$3,611	$2,302
Buyout premiums	27	4	40
Other	36	37	20

Total earned premiums and other	$3,810	$3,652	$2,362

The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health, and medical stop loss. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.
Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 9% of the segment’s 2005 and 2004 premiums and other considerations (excluding buyouts) and, on average, 5% of the segment’s 2005 and 2004 net income. In 2003, this business comprised 2% of both the segment’s premiums and other considerations (excluding buyouts) and net income. Under the terms of this business, the loss experience will inversely affect the commission expenses incurred.
2005 Compared to 2004 — Net income of $272 included a non-recurring tax benefit of $9 related to the CNA Acquisition. Excluding this tax benefit, net income increased 15% to $263 for the year ended December 31, 2005 as compared to $229 for the prior year due primarily to higher earned premiums and net investment income as well as a favorable loss ratio. The following factors contributed to the earnings increase:
•	Earned premiums, excluding buyouts, increased 4% driven by sales growth of 23%, particularly in disability, for the year ended December 31, 2005 and continued strong persistency during 2005.

•	Net investment income increased due to higher average asset balances as well as slightly higher average investment yields.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 73.1% for the year ended December 31, 2005, down from 74.0% in the prior year due to improved morbidity experience as well as favorable mortality experience. Excluding financial institutions, the loss ratio was 77.3%, down from 78.7% in the prior year.

Partially offsetting the positive earnings drivers noted above was the following item:
•	Operating costs were higher for the year ended December 31, 2005 as compared to the prior year primarily due to higher operating expenses related to business growth.
2004 Compared to 2003 — Net income increased for the year ended December 31, 2004 as compared to the prior year due to earned premium growth and net investment income growth as the result of the CNA Acquisition as well as a favorable loss ratio. The following factors contributed to the earnings increase:
•	Earned premiums excluding buyouts, increased 57% for the year ended December 31, 2004 as compared to the prior year driven by premium growth resulting from the CNA Acquisition, sales growth of 25%, and favorable persistency.

•	The segment’s loss ratio was 74.0% for the year ended December 31, 2004 as compared to 78.5% for the prior year, which contributed favorably to net income. The improvement in loss ratio in 2004 was the result of improved mortality and morbidity experience. Excluding financial institutions, the loss ratio was 78.7%, down from 79.5% in the prior year.
Partially offsetting these favorable items were the following factors:
•	Higher commissions due to higher sales and premiums previously discussed.

•	Operating costs increased due to business growth and the CNA Acquisition.

•	The segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 27.7% for the year ended December 31, 2004, from 24.6% for prior year. The increase in expense ratio was primarily attributed to lower losses, which resulted in increased commissions, on a larger block of experience rated financial institution business. Excluding the financial institution business, the 2004 expense ratio was 23.6% for the year ended December 31, 2004, down from 23.8% for the prior year.
Outlook
The Company anticipates the increased scale of the group life and disability operations and the expanded distribution network for its products and services will generate strong sales growth in 2006. Sales, however, may be negatively affected by the competitive pricing environment in the marketplace. Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines.
Despite the current market conditions, including low interest rates, rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Group Benefits segment continues to leverage its strength in claim practices risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Group Benefits segment’s products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for our products and services.
INTERNATIONAL

	2005	2004	2003

Operating Summary
Fee income and other	$483	$240	$90
Net investment income	75	11	2
Net realized capital losses	(34)	(1)	(2)

Total revenues	524	250	90

Benefits, claims and claim adjustment expenses	42	20	1
Insurance operating costs and other expenses	188	98	42
Amortization of deferred policy acquisition costs and present value of future profits	133	77	32

Total benefits, claims and expenses	363	195	75

Income before income taxes and cumulative effect of	161	55	15
accounting change
Income tax expense	65	12	2

Income before cumulative effect of accounting change	96	43	13
Cumulative effect of accounting change, net of tax [1]	—	(4)	—

Net income	$96	$39	$13

	2005	2004	2003

Assets Under Management
Japan variable annuity assets under management	$24,641	$14,129	$6,220
Japan MVA fixed annuity assets under management	1,463	502	—

Total assets under management	$26,104	$14,631	$6,220

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
International, with operations in Japan, Brazil, Ireland and the United Kingdom, focuses on the savings and retirement needs of the growing number of individuals outside the United States who are preparing for retirement, or have already retired, through the sale of variable annuities, fixed annuities and other insurance and savings products. The Company’s Japan operation, which began selling variable annuities at the end of 2000, has grown significantly to become the largest distributor of variable annuities in Japan and the largest component of International.
2005 Compared to 2004 — Net income increased significantly for the year ending December 31, 2005, principally driven by higher fee income and investment spread in Japan, derived from a 78% increase in the assets under management. A more expanded discussion of earnings growth can be found below:
•	The increase in fee income in 2005 was mainly a result of growth in Japan’s variable annuity assets under management. As of December 31, 2005, Japan’s variable annuity assets under management were $24.6 billion, a 74% increase from the prior year. The increase in assets under management was driven by positive net flow of $9.8 billion and favorable market appreciation of $3.4 billion, partially offset by a ($2.6) billion impact of foreign currency exchange.

•	Higher fees in 2005 were also the result of increased surrender activity, as customers surrendered policies in order to take advantage of significant appreciation in their account balances.

•	The Japan MVA fixed annuity business contributed $13 of higher investment spread income, including net periodic coupon settlements included in realized losses, in 2005 compared to 2004. This increase in investment spread was driven by higher assets under management. As of December 31, 2005, Japan’s MVA assets under management increased to $1.5 billion compared to $502 in the prior year. The increase in fixed annuity assets under management can be attributed to sales of $1.2 billion for the year ending December 31, 2005 as compared to $521 for the prior year.

Partially offsetting the positive earnings drivers discussed above were the following items:

•	The increase in operating costs in 2005 was primarily due to the significant growth in the Japan operation and the investment in our Ireland operation.

•	DAC amortization was higher in the current year as compared to the prior year due to higher EGP’s consistent with the growth in the Japan operation.

•	Tax rates increased in 2005 primarily due to a deferred tax valuation allowance established for losses on the United Kingdom operation.
2004 Compared to 2003 — Net income improved in 2004 compared to 2003 primarily as a result of an increase in fee income from significant growth in the Japan variable annuity business. A more expanded discussion of earnings growth can be found below:
•	The increase in fee income was primarily attributed to higher variable annuity assets under management in our Japan operations. As of December 31, 2004, Japan’s variable annuity assets under management were $14.1 billion, a 127% increase from the previous year.

•	At the end of the third quarter of 2004, the MVA fixed annuity product was introduced to provided a diversified product portfolio to customers in Japan. Japan fixed annuity sales and assets under management for the year ending December 31, 2004 were $521 and $502, respectively.
Outlook
Management is optimistic about growth potential of the retirement savings market in Japan. Several trends such as an aging population, longer life expectancies, declining birth rate leading to a smaller number of younger workers to support each retiree, and under funded pension systems have resulted in greater need for an individual to plan and adequately fund retirement savings.
As of September 30, 2005, the Japan variable annuity industry assets surpassed $71 billion since its inception in 1999. As of September 2005, International, with $21.9 billion in assets, had a 31% market share of the industry’s assets compared to $11.1 billion, a 29% market share as of September 30, 2004. As of December 31, 2005, International had $24.6 billion in variable annuity assets. Total annuity sales were $11.9 billion in 2005, a 53% increase over the previous year. Sales included $1.2 billion in fixed annuity sales. Hartford Japan now has over 360,000 customers.
Competition has increased substantially in the Japanese market with most major competitors offering guaranteed benefit riders and, as a result, the Company may not be able to sustain the level of sales attained in 2005. Continued growth depends on increasing the Company’s penetration in the Japanese market by securing new distribution outlets for our products and accessing more customers within existing distributors. In addition, we will be looking for ways to leverage our variable annuity capability into other investment product opportunities. In an effort to meet diverse customer needs, in November 2005, the Company introduced a new variable annuity offering which adds greater liquidity and asset allocations with a greater equity component. The success of this new product will ultimately be based on customer acceptance.
Profitability depends on the account values of our customers which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets. In addition, higher account values levels will generally reduce certain costs to the Company of individual annuities, such as guaranteed minimum death benefits (“GMDB”) and GMIB benefits. Expanse management is also an important component of product profitability.

OTHER

	2005	2004	2003

Operating Summary
Fee income and other	$83	$119	$143
Net investment income	4,021	1,007	220
Net realized capital gains	2	156	22

Total revenues	4,106	1,282	385

Benefits, claims and claim adjustment expenses	4,166	1,017	228
Insurance operating costs and other expenses	105	56	103
Amortization of deferred policy acquisition costs and present value of future profits	1	6	(15)

Total benefits, claims and expenses	4,272	1,079	316

Income before income taxes and cumulative effect of accounting change	(166)	203	69
Income tax expense (benefit)	(51)	(117)	16

Income (loss) before cumulative effect of accounting change	(115)	320	53
Cumulative effect of accounting change, net of tax [1]	—	2	—

Net income (loss)	$(115)	$322	$53

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Net investment income includes the mark-to-market adjustment for equity securities held for trading which increased primarily due to increased assets and market performance in International. This increase net investment income is offset by an increase in benefit, claims and claim adjustment expenses which reflects the interest credited on the Japan account balance liability.
2005 Compared to 2004 — Net income decreased for the year ended December 31, 2005. The following factors contributed to the change in earnings:
•	Net realized capital gains decreased for the year ended December 31, 2005 due to increasing interest rates and the realized loss associated with the GMWB derivatives.

•	Income tax benefit decreased for the year ended December 31, 2005 due to the absence of a $190 tax benefit recorded during 2004.

•	Other than the impact of Japan interest credited, benefits, claims, and claim adjustment expenses increased for the year ended December 31, 2005 primarily due to the establishment of a $102 after-tax reserve for investigations related to market timing by the SEC and the New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.
2004 Compared to 2003 — Net income increased for the year ended December 31, 2004. The following factors contributed to the earnings increase:
•	Net realized capital gains increased for the year ended December 31, 2004 due to net gains on bond sales and lower impairments.

•	Income tax benefit for the year ended December 31, 2004 included a $190 tax benefit.
PROPERTY & CASUALTY
Executive Overview
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment.
Property & Casualty provides a number of coverages, as well as insurance related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock, bond, professional liability and directors and officers’ liability coverages. Property & Casualty also provides automobile, homeowners and home-based business coverage to individuals throughout the United States as well as insurance-related services to businesses.
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
Net income is the measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results is a before-tax measure that represents earned premiums less incurred claims, claim adjustment expenses and underwriting expenses. Underwriting results within Ongoing Operations are influenced significantly by earned premium growth and the adequacy of the Company’s pricing. Underwriting profitability over time is also greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. The Hartford believes that underwriting results provides investors with a valuable measure of before-tax profitability derived from underwriting activities, which are managed separately from the Company’s investing activities. Underwriting results is also presented for Ongoing Operations and Other Operations. A reconciliation of underwriting results to net income for Ongoing Operations and Other Operations is set forth in their respective discussions herein.
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
In setting its pricing, Property & Casualty assumes an expected level of losses from natural or man-made catastrophes that will cover the Company’s exposure to catastrophes over the long-term. In most years, however, Property & Casualty’s actual losses from catastrophes will be more or less than that assumed in its pricing due to the significant volatility of catastrophe losses. ISO defines a catastrophe loss as an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.
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
Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. The following tables and the segment discussions for the years ended December 31, 2005, 2004 and 2003 include various premium measures and underwriting ratios. Management believes that these measures and ratios are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the individual Property & Casualty segments and net income for the Property & Casualty business as a whole and may not be comparable to other performance measures used by the Company’s competitors.
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

	2005	2004	2003

Growth Ratios and Measures
Polices in Force as of year-end
Personal Lines Automobile	2,222,688	2,166,922	2,058,825
Personal Lines Homeowners	1,384,364	1,348,573	1,319,629

Written Pricing Increase (Decrease)
Business Insurance	(2%)	2%	9%
Personal Lines Automobile	—	3%	10%
Personal Lines Homeowners	6%	9%	14%

Premium Renewal Retention
Business Insurance	84%	85%	87%
Personal Lines Automobile	87%	89%	91%
Personal Lines Homeowners	94%	100%	101%

New Business % to Net Written Premium
Business Insurance	24%	25%	26%
Personal Lines Automobile	15%	18%	15%
Personal Lines Homeowners	14%	13%	10%

Policies in force as of year end:

Policies in force represent the number of policies with coverage in effect as of the end of the period. In both automobile and homeowners, the policy in force count in 2005 has increased as a result of the new Dimensions class plan rolled out in 2004 and 2005. The increase is also attributable to continued growth in AARP business, reflecting an increase in the penetration of the AARP target market and direct marketing programs to increase premium writings. The policy in force count is primarily a reflection of new business growth.
Written pricing increase (decrease):

Written pricing increase (decrease) over the comparable period of the prior year includes the impact of rate filings, the impact of changes in the value of the rating bases and individual risk pricing decisions. A number of factors impact written pricing increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Written pricing changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. In 2005, written pricing in Personal Lines homeowners and small commercial continued to increase, but at a slower rate than in 2004. Written pricing for middle market continued to decrease in 2005 and written pricing for Personal Lines auto was flat.

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

Premium renewal retention:

Premium renewal retention represents the ratio of net written premium in the current period that is not derived from new business divided by total net written premium of the prior period. Accordingly, premium renewal retention includes the effect of written pricing changes on renewed business. In addition, the renewal retention rate is affected by a number of other factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain lines of business or states. Premium renewal retention has decreased from 2004 to 2005 due to the effect of written pricing decreases in Business Insurance and lower written pricing increases in Personal Lines. Before the effect of written pricing changes, premium renewal retention in 2005 increased in Personal Lines auto and Business Insurance and decreased in Personal Lines homeowners. While Personal Lines premium retention continues to be strong, increased advertising and modest rate reductions by competitors contributed to the decrease in retention. Before the impacts of written pricing changes,premium renewal retention in Business Insurance increased for both small commercial and middle market accounts.

New business premium as a percentage of written premium:

From 2004 to 2005, new business as a percentage of written premium has remained relatively flat for Business Insurance and Personal Lines homeowners and has decreased for Personal Lines auto. The decrease in Personal Lines auto new business premium as a percentage of written premium has been driven by companies in the industry, including The Hartford, concentrating on securing renewals and reducing rate shopping by customers.

	2005	2004	2003

Profitability Ratios and Measures
Ongoing Operations ratios and measures:
Earned Pricing Increase
Business Insurance	—	5%	12%
Personal Lines Automobile	1%	5%	9%
Personal Lines Homeowners	7%	11%	14%

Loss and loss adjustment expense ratio
Current year	66.1	69.2	68.8
Prior years [1]	0.4	0.1	0.5

Total loss and loss adjustment expense ratio	66.5	69.3	69.2
Expense ratio	26.5	25.9	26.8
Policyholder dividend ratio	0.1	0.1	0.4

Combined ratio	93.2	95.3	96.5
Catastrophe ratio [1]	3.6	2.2	3.1

Combined ratio before catastrophes and prior year development	89.4	89.7	92.8

Other Operations net income (loss)	$71	($45)	($1,528)

[1]	Included in both the prior year loss and loss adjustment expense ratio and the catastrophe ratio is prior accident year development on catastrophe losses, including, in 2004, the net reserve release of (3.1) points related to September 11.
Earned pricing increase (decrease):

Because the Company earns premiums over the 6 to 12 month term of the policies, earned pricing increases (decreases) lag written pricing increases (decreases) by 6 to 12 months. Written premiums are earned over the policy term, which is six months for certain Personal Lines auto business and 12 months for substantially all of the remainder of the Company’s business. In 2005, earned pricing increases have moderated in Personal Lines as written pricing increases over the prior 6 to 12 months have declined. Earned pricing in Business Insurance was flat in 2005 as written pricing turned slightly negative during 2005 after having been favorable in 2004.

Loss and loss adjustment expense ratio:

The current year loss and loss adjustment expense ratio is a measure of the cost of claims incurred in the current accident year divided by earned premiums. The prior year loss and loss adjustment expense ratio represents the increase (decrease) in the estimated cost of settling claims incurred in prior accident years as recorded in the current calendar year divided by earned premiums. Among other factors, the loss and loss adjustment expense ratio needed for the Company to achieve its targeted return on equity fluctuates from year to year based on changes in the expected investment yield over the claim settlement period, the timing of expected claim settlements and the targeted returns set by management based on the competitive environment. The current accident year loss and loss adjustment expense ratio decreased by 3.1 points from 2004 to 2005 due largely to a 2.0 point decrease in current accident year catastrophe losses. Also contributing to the improvement in the current accident year loss and loss adjustment expense ratio is improved current accident year performance for auto bodily injury and workers’ compensation claims, partially offset by the effect of an increase in non-catastrophe loss costs for property coverages.

In the latter half of 2005, claim frequency for property coverages became less favorable than it had been in 2003, 2004 and the first half of 2005. As a result, beginning in the latter half of 2005, increases in claim severity outpaced favorable claim frequency. Management expects the trend of increasing loss costs to continue in 2006, resulting in a higher current accident year loss and loss adjustment expense ratio, given that earned pricing is expected to decrease slightly in Business Insurance and become less positive in Personal Lines. Claim severity is expected to increase as a result of inflation in claim settlement costs, driven principally by medical cost inflation, property value increases and other indemnity cost increases. Reserve estimates, including reserves for catastrophe claims, are inherently uncertain. While the Company believes its recorded reserves are established at a level to meet the ultimate cost of unpaid claims, reserve estimates may change in the future based on information or trends that are not currently known. See “Reserves” below for a detailed discussion of prior accident year loss development and “Critical Accounting Estimates” for a discussion of current trends contributing to reserve uncertainty and the impact of changes in key assumptions on reserve volatility.

Expense ratio:

The expense ratio is the ratio of underwriting expenses, excluding bad debt expense, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other underwriting expenses and are amortized over the policy term. While changes in the expense ratio vary by segment, the overall expense ratio for Ongoing Operations’ segments has increased from 2004 to 2005, primarily due to $64 of hurricane related assessments incurred in 2005 related to the 2004 and 2005 hurricanes.

Policyholder dividend ratio:

The policyholder dividend ratio is the ratio of policyholder dividends to earned premium.

Combined ratio:

The combined ratio is the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expense for every $100 of earned premiums. A combined ratio below 100.0 demonstrates underwriting profit; a combined ratio above 100.0 demonstrates underwriting losses. The combined ratio has decreased from 2004 to 2005, primarily because of a 2.0 point reduction in current accident year catastrophe losses.

Catastrophe ratio:

The catastrophe ratio (a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses (net of reinsurance) to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. By their nature, catastrophe losses vary dramatically from year to year. Based on the mix and geographic dispersion of premium written and estimates derived from various catastrophe loss models, the Company’s expected catastrophe ratio over the long-term is 3.0 points. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment. See “Risk Management Strategy” below for a discussion of the Company’s property catastrophe risk management program that serves to mitigate the Company’s net exposure to catastrophe losses. The catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums. Current accident year catastrophe loss and loss adjustment expenses and reinstatement premiums were as follows in each period:

	2005	2004	2003

Current accident year catastrophe loss and loss adjustment expenses	$351	$523	$272
Third and fourth quarter property catastrophe treaty reinstatement premium	$73	$17	$—

•	Current accident year catastrophe loss and loss adjustment expenses in 2005 included $264 for Hurricanes Katrina, Rita and Wilma.

•	Current accident year catastrophe loss and loss adjustment expenses in 2004 included $394 for Hurricanes Charley, Frances, Ivan and Jeanne.
Combined ratio before catastrophes and prior accident year development:

The combined ratio before catastrophes and prior accident year development represents the combined ratio for the current accident year, excluding the impact of catastrophes. The Company believes this ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development. Before considering catastrophes, the combined ratio related to current accident year business has improved from 2004 to 2005 principally due to improved current accident year performance for auto bodily injury and workers’ compensation claims, partially offset by the effect of an increase in non-catastrophe loss costs for property coverages and an increase in the expense ratio, which was largely due to the hurricane-related assessments of $64 in 2005.

Other Operations net income (loss):

The Other Operations segment is responsible for managing operations of The Hartford that have discontinued writing new or renewal business as well as managing the claims related to asbestos and environmental exposures. As such, neither earned premiums nor underwriting ratios are meaningful financial measures. Instead, management believes that net income (loss) is a more meaningful measure. Whether Other Operations reports net income or a net loss is largely a function of the amount of prior accident year development and the amount of investment income earned on assets held to meet claim liabilities. In 2005, Other Operations reported net income of $71 as net investment income earned exceeded unfavorable prior accident year loss development. In 2003 and 2004, the segment reported net losses as unfavorable prior accident year loss development exceeded net investment income. Unfavorable prior accident year development decreased from $409 in 2004 to $212 in 2005. The net loss in 2003 includes net asbestos reserve strengthening of $1.7 billion after-tax. Reserve estimates within Other Operations, including estimates for asbestos and environmental claims, are inherently uncertain. Refer to the Other Operations segment MD&A for further discussion of Other Operations prior accident year development and operating results.
Total Property & Casualty Investment Earnings

	2005	2004	2003

Investment yield, after-tax	4.1%	4.1%	4.2%
Net realized capital gains, after-tax	$29	$87	$165

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
Due to the emphasis on preservation of capital and the need to maintain sufficient liquidity to satisfy claim obligations, the vast majority of Property & Casualty’s invested assets have been held in fixed maturities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities and asset-backed securities. Based upon the fair value of Property & Casualty’s investments as of December 31, 2005 and 2004, approximately 94% and 96%, respectively, of invested assets were held in fixed maturities.
When fixed maturity or equity investments are sold, any gain or loss is reported in net realized capital gains (losses). Individual securities may be sold for a variety of reasons, including a decision to change the Company’s asset allocation in response to market conditions and the need to liquidate funds to meet large claim settlements Accordingly, net realized capital gains (losses) for any particular period are not predictable and can vary significantly. Refer to the Investment section of MD&A for further discussion of net investment income and net realized capital gains (losses).
Allocation of Invested Assets and Investment Income to Ongoing Operations and Other Operations
Property & Casualty’s insurance business has been written by a number of writing companies that, under a pooling arrangement, participate in the Hartford Fire Insurance Pool, the lead company of which is the Hartford Fire Insurance Company (“Hartford Fire”). Property & Casualty maintains one portfolio of invested assets for all business written by the Hartford Fire Insurance Pool companies, including business reported in both the Ongoing Operations and Other Operations segments. Separate investment portfolios are maintained within Other Operations for the runoff of international assumed reinsurance claims and for the runoff business of Heritage Holdings, Inc., including its subsidiaries, Excess Insurance Company Ltd., First State Insurance Company and Heritage Reinsurance Company, Ltd. Within the Hartford Fire Insurance Pool, invested assets are attributed to Ongoing Operations and Other Operations pursuant to the Company’s capital attribution process.
The Hartford attributes capital to each line of business or segment using an internally-developed, risk-based capital attribution methodology that incorporates management’s assessment of the relative risks within each line of business or segment, as well as the capital requirements of external parties, such as regulators and rating agencies.
Net investment income earned on the Hartford Fire invested asset portfolio is allocated between Ongoing Operations and Other Operations based on the allocation of invested assets to each segment and the expected investment yields earned by each segment. Net investment income earned on the separate portfolios within Other Operations is recorded entirely within Other Operations. Based on the Company’s method of allocating net investment income for the Hartford Fire Insurance Pool and the net investment income earned by Other Operations on its separate investment portfolios, in 2005, the before-tax investment yield for Ongoing Operations was 5.5% and the before-tax investment yield for Other Operations was 5.7%.
TOTAL PROPERTY & CASUALTY
Unless otherwise specified, the following discusses changes for the year ended December 31, 2005 compared to the year ended December 31, 2004 and the year ended December 31, 2004 compared to the year ended December 31, 2003.

	2005	2004	2003

Operating Summary
Earned premiums [1]	$10,156	$9,494	$8,805
Net investment income	1,365	1,248	1,172
Other revenues [2]	463	436	428
Net realized capital gains	44	133	253

Total revenues	12,028	11,311	10,658

Benefits, claims and claim adjustment expenses [3],[4]
Current year	6,715	6,590	6,102
Prior year [5]	248	414	2,824

Total benefits, claims and claim adjustment expenses	6,963	7,004	8,926
Amortization of deferred policy acquisition costs	1,997	1,850	1,642
Insurance operating costs and expenses	731	643	779
Other expenses [6]	617	629	634

Total benefits, claims and expenses	10,308	10,126	11,981

Income (loss) before income taxes	1,720	1,185	(1,323)
Income tax expense (benefit) [7]	484	275	(578)

Net income (loss) [8]	$1,236	$910	$(745)

	2005	2004	2003
Net Income (loss)
Ongoing Operations	$1,165	$955	$783
Other Operations	71	(45)	(1,528)

Total Property & Casualty net income (loss)	$1,236	$910	$(745)

[1]	Includes reinstatement premiums related to hurricanes of $73 recorded in the third and fourth quarter of 2005 and reinstatement premiums related to hurricanes of $17 recorded in the third quarter of 2004.

[2]	Primarily servicing revenue.

[3]	Includes the impact of 2003 asbestos reserve addition of $2,604.

[4]	Includes 2005 catastrophes of $365 and 2004 catastrophes of $507, before the net reserve release of $395 related to September 11.

[5]	Net prior year incurred losses in 2005 includes an increase in reserves for assumed reinsurance of $85 and net reserve strengthening for workers’ compensation reserves of $45, partially offset by a net reserve release of $95, predominantly related to allocated loss adjustment expenses on auto liability claims.

[6]	Includes severance charges of $41 for 2003.

[7]	Includes a $26 tax benefit related to tax years prior to 2004.

[8]	Includes net realized capital gains (losses), after tax, of $29, $87, and $165 for the years ended December 31, 2005, 2004 and 2003, respectively.
2005 Compared to 2004 -
Net income increased $326, or 36%, as a result of a $535, or 45%, increase in income before income taxes. The increase in income before income taxes was driven primarily by the following:
•	A $172 reduction in current accident year catastrophe losses. Current accident year catastrophe losses of $351 in 2005 included losses from hurricanes Katrina, Rita and Wilma. Current accident year catastrophe losses of $523 in 2004 included losses from hurricanes Charley, Frances, Ivan and Jeanne.

•	A $166 reduction in net unfavorable prior accident year development.

•	A $90 reduction in earned premium on retrospectively-rated policies recorded within Specialty Commercial in 2004.

•	An increase in underwriting profit derived from a $572 increase in earned premium, before considering the $90 retrospective earned premium adjustment in 2004. The earned premium growth was generated in Business Insurance and Personal Lines.

•	A $117 increase in net investment income, primarily as a result of a larger investment base due to increased cash flows from underwriting, higher investment yields on fixed maturity investments and an increase in income from limited partnership investments,

•	An improvement in current accident year non-catastrophe loss and loss adjustment expenses for auto liability and workers’ compensation claims.
Partially offsetting these improvements were the following:
•	An $89 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments and net losses on non-qualifying derivatives during 2005 compared to net gains during 2004.

•	An $88 increase in insurance operating costs, principally related to hurricane-related assessments. Hurricane-related assessments in 2005 were $64, primarily for assessments payable to the Florida Citizens Property Insurance Corporation (Citizens) as a result of losses incurred by Citizens from the 2004 and 2005 Florida hurricanes.

•	An increase in property non-catastrophe current accident year loss and loss adjustment expenses as a percentage of earned premium.

2004 Compared to 2003 -
Net income increased $1.7 billion, from a net loss of ($745) in 2003, as a result of a $2,508 increase in income before income taxes. The increase in income before income taxes was driven primarily by the following:
•	A $2.6 billion increase in asbestos and environmental reserves recorded in 2003,

•	An increase in underwriting profit derived from a $779 increase in earned premium, before considering the $90 reduction in earned premium on retrospectively-rated policies in 2004. The $779 increase in earned premium reflected growth in Business Insurance, Personal Lines and Specialty Commercial, partially offset by a $346 decline in Other Operations earned premium as a result of exiting the assumed reinsurance business.

•	A $76 increase in net investment income, primarily driven by an increase in underwriting cash flow, partially offset by a decrease in the investment yield, and

•	An improvement in non-catastrophe current accident year loss and loss adjustment expenses as a percentage of earned premium in all segments of Ongoing Operations. The improvement was principally driven by strong earned pricing and favorable property claim frequency in 2004.
Partially offsetting these improvements were the following:
•	A $246 increase in current accident year catastrophe losses. Current accident year catastrophe losses of $523 in 2004 included losses from Hurricanes Charley, Frances, Ivan and Jeanne.

•	A $194 increase in net unfavorable prior accident year development, before considering the $2.6 billion of net asbestos and environmental reserve strengthening in 2003. Refer to the Ongoing Operations and Other Operations sections herein.

•	A $120 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments.

•	A $90 reduction in earned premium on retrospectively-rated policies recorded within Specialty Commercial in 2004.
Reserves
Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development.” Reserve development that increases previous estimates of ultimate loss costs is called “reserve strengthening.” Reserve development that decreases previous estimates of ultimate loss costs is called “reserve releases.” Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the discussion in Critical Accounting Estimates.
A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for Property & Casualty follows:

For the year ended December 31, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$6,057	$2,000	$5,519	$13,576	$7,753	$21,329
Reinsurance and other recoverables	474	190	2,091	2,755	2,383	5,138

Beginning liabilities for unpaid claims and claim adjustment expenses-net	5,583	1,810	3,428	10,821	5,370	16,191

Provision for unpaid claims and claim adjustment expenses
Current year	2,949	2,389	1,377	6,715	—	6,715
Prior years	22	(95)	109	36	212	248

Total provision for unpaid claims and claim adjustment expenses	2,971	2,294	1,486	6,751	212	6,963
Less: Payments [1]	(2,197)	(2,337)	(1,066)	(5,600)	(691)	(6,291)

Ending liabilities for unpaid claims and claim adjustment expenses-net	6,357	1,767	3,848	11,972	4,891	16,863

Reinsurance and other recoverables	709	385	2,354	3,448	1,955	5,403
Ending liabilities for unpaid claims and claim adjustment expenses-gross	$7,066	$2,152	$6,202	$15,420	$6,846	$22,266

Earned premiums	$4,785	$3,610	$1,757	$10,152	$4	$10,156
Loss and loss expense paid ratio [1]	45.9	64.8	60.6	55.1
Loss and loss expense incurred ratio	62.1	63.6	84.6	66.5
Prior accident year development (pts.) [2]	0.5	(2.6)	6.2	0.4

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums

Ongoing Operations
Current accident year catastrophe loss and loss adjustment expenses
In 2005, the current accident year provision for claim and claim adjustment expenses of $6.7 billion included net catastrophe loss and loss adjustment expenses of $351, of which $264 related to Hurricanes Katrina, Rita and Wilma. The following table shows current accident year catastrophe impacts in 2005, including reinstatement premium owed to reinsurers:

Year Ended December 31, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Gross incurred claim and claim adjustment expenses for current accident year catastrophes	$337	$394	$594	$1,325	$—	$1,325
Ceded claim and claim adjustment expenses for current accident year catastrophes	248	296	430	974	—	974

Net incurred claim and claim adjustment expenses for current accident year catastrophes	$89	$98	$164	$351	$—	$351

Reinstatement premium ceded to reinsurers	$16	$31	$26	$73	$—	$73

A significant portion of the gross incurred loss and loss adjustment expenses are recoverable from reinsurers under the Company’s principal catastrophe reinsurance program in addition to other reinsurance programs. Reinsurance recoveries under the Company’s principal catastrophe reinsurance program, which covers multiple lines of business, are allocated to the segments in accordance with a pre-established methodology that is consistent with the method used to allocate the ceded premium to each segment. In addition to its retention, the Company has a co-participation in the losses ceded under the principal catastrophe reinsurance program, which varies by layer, and is recorded in Specialty Commercial. In the third and fourth quarters of 2005, the Company reinstated the limits under its reinsurance programs that were exhausted by Hurricane Katrina and Wilma, resulting in additional ceded premium of $73, which is reflected as a reduction in earned premium.
The Company’s estimates of net loss and loss expenses arising from Hurricanes Katrina, Rita and Wilma are based on information from reported claims and estimates of reinsurance recoverables on ceded losses. Estimating ultimate net losses for the 2005 hurricanes is challenging. Given the long time lag between Hurricane Katrina’s landfall and when many residents and business owners were able to return to their properties, the Company expects reported losses to emerge more slowly for Hurricane Katrina than for past hurricanes. Also, the extent of the damage caused by the hurricanes in the Gulf coast region potentially will increase loss costs due to increased demand for building materials and contractors needed to complete repair work. Given the inherent uncertainty in how reported claims will ultimately develop, ultimate loss and loss expenses paid after December 31, 2005 for Hurricanes Katrina, Rita and Wilma could vary significantly from the reserves recorded as of December 31, 2005.
The Company’s estimate of loss and loss adjustment expenses under Hurricanes Katrina, Rita and Wilma is based on covered losses under the terms of the policies. The Company does not provide residential flood insurance on its Personal Lines homeowners policies so the Company’s estimate of hurricane losses on Personal Lines homeowners business does not include any provision for damages arising from flood waters. The Company acts as an administrator for the Write Your Own flood program on behalf of the National Flood Insurance Program under FEMA, for which it earns a fee for collecting premiums and processing claims. Under the program, the Company services both personal lines and commercial lines flood insurance policies and does not assume any underwriting risk. As a result, catastrophe losses in the above table do not include any losses related to the Write Your Own flood program.
Prior accident year development
Included within prior accident year development for the year ended December 31, 2005 are the following reserve strengthenings (releases).

Year Ended December 31, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Strengthening of workers’ compensation reserves for claim payments expected to emerge after 20 years of development	$50	$—	$70	$120	$—	$120
Release of 2003 and 2004 accident year workers’ compensation reserves	(75)	—	—	(75)	—	(75)
Release of reserves for allocated loss adjustment expenses	(25)	(95)	—	(120)	—	(120)
Strengthening of reserves for 2004 hurricanes	20	9	4	33	—	33
Strengthening of general liability reserves in Business Insurance	40	—	—	40	—	40
Strengthening of environmental reserves	—	—	—	—	37	37
Strengthening of assumed casualty reinsurance reserves	—	—	—	—	85	85
Other reserve reestimates, net	12	(9)	35	38	90	128

Total prior accident year development for the year ended December 31, 2005	$22	$(95)	$109	$36	$212	$248

During the year ended December 31, 2005, the Company’s reestimates of prior accident year reserves included the following significant reserve changes.
Ongoing Operations
•	Strengthened workers’ compensation reserves for claim payments expected to emerge after 20 years of development by $120. For workers’ compensation claims involving permanent disability, it is particularly difficult to estimate how such claims will develop more than 20 years after the year the claims were incurred. The revision was based on modeling using new techniques and extensive data gathering. The $120 of reserve strengthening represented 3% of the Company’s net reserves for workers’ compensation claims as of December 31, 2004.

•	Released reserves for workers’ compensation losses in Business Insurance on accident years 2003 and 2004 by $75. The latest evaluations of workers’ compensation claims indicate that underwriting actions of recent years and reform in California have had a greater impact in controlling loss costs than was originally estimated. The $75 reserve release represented 2% of the Company’s net reserves for workers’ compensation claims as of December 31, 2004.

•	Released prior accident year reserves for allocated loss adjustment expenses by $120, largely as the result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expenses for both legal and non-legal expenses as well as improved actuarial techniques. The improved actuarial techniques included an analysis of claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses. The release of $95 in Personal Lines represented 5% of Personal Lines net reserves as of December 31, 2004.

•	Strengthened general liability reserves within Business Insurance by $40 for accident years 2000-2003 due to higher than anticipated loss payments beyond four years of development. The $40 reserve release represented 2% of the Company’s net reserves for general liability claims as of December 31, 2004.

•	Strengthened reserves for loss and loss adjustment expenses related to the third quarter 2004 hurricanes by a total of $33. The main drivers of the increase were late-reported claims for condominium assessments and increases in the costs of building materials and contracting services.

•	Within the Specialty Commercial segment, there were other offsetting positive and negative adjustments to prior accident year reserves. The principal offsetting adjustments were a release of reserves for directors and officers insurance related to accident years 2003 and 2004 and strengthening of prior accident year reserves for contracts that provide auto financing gap coverage and auto lease residual value coverage; the release and offsetting strengthening were each approximately $80.
Other Operations
•	Strengthened assumed reinsurance reserves by $85, principally for accident years 1997 through 2001. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. The reserve strengthening of $85 represents 6% of the $1.3 billion of net Reinsurance reserves within Other Operations as of December 31, 2004. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, molestation, silica, pharmaceutical products and other long-tail liabilities.

•	Strengthened environmental reserves by $37 as a result of an environmental reserve evaluation completed during the third quarter of 2005. While the review found no apparent underlying cause or change in the claim environment, loss estimates for individual cases changed based upon the particular circumstances of each account. The $37 of reserve strengthening represented 1% of the Company’s net reserves for asbestos and environmental claims as of December 31, 2004.

For the year ended December 31, 2004
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations [1]	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$5,296	$1,733	$5,148	$12,177	$9,538	$21,715
Reinsurance and other recoverables	395	43	2,096	2,534	2,963	5,497

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,901	1,690	3,052	9,643	6,575	16,218

Provision for unpaid claims and claim adjustment expenses
Current year	2,700	2,509	1,345	6,554	36	6,590
Prior years	(67)	3	69	5	409	414

Total provision for unpaid claims and claim adjustment expenses	2,633	2,512	1,414	6,559	445	7,004
Less: Payments [1]	(1,951)	(2,392)	(1,038)	(5,381)	(1,650)	(7,031)

Ending liabilities for unpaid claims and claim adjustment expenses-net	5,583	1,810	3,428	10,821	5,370	16,191

Reinsurance and other recoverables	474	190	2,091	2,755	2,383	5,138
Ending liabilities for unpaid claims and claim adjustment expenses-gross	$6,057	$2,000	$5,519	$13,576	$7,753	$21,329

Earned premiums	$4,299	$3,445	$1,726	$9,470	$24	$9,494
Loss and loss expense paid ratio [2]	45.4	69.4	59.9	56.8
Loss and loss expense incurred ratio	61.2	72.9	81.9	69.3
Prior accident year development (pts.) [3]	(1.6)	0.1	4.0	0.1

[1]	Other Operations included payments pursuant to the MacArthur settlement.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums
Current accident year catastrophe loss and loss adjustment expenses
In 2004, the current accident year provision for claim and claim adjustment expenses of $6.6 billion included net catastrophe loss and loss adjustment expenses of $523, of which $394 related to Hurricanes Charley, Frances, Ivan and Jeanne. Gross of reinsurance, current accident year catastrophe losses were $811.
The Company’s estimates of net loss and loss expenses arising from Hurricanes Charley, Frances, Ivan and Jeanne are based on information from reported claims and estimates of reinsurance recoverables on ceded losses. In the third quarter of 2004, the Company reinstated the limits under its reinsurance programs that were exhausted by the 2004 hurricanes, resulting in additional ceded premium of $17, which is reflected as a reduction in earned premium.
Prior accident year development
Included within prior accident year development for the year ended December 31, 2004 are the following reserve strengthenings (releases).

Year Ended December 31, 2004
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Release of September 11 reserves	$(175)	$(7)	$(116)	$(298)	$(97)	$(395)
Strengthening of reserves for construction defects claims	23	—	167	190	—	190
Strengthening of reserves for auto liability and package business	63	—	—	63	—	63
Reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities, including asbestos liabilities	—	—	—	—	181	181
Strengthening of environmental reserves	—	—	—	—	75	75
Strengthening of reserves for assumed casualty reinsurance	—	—	—	—	170	170
Other reserve reestimates, net	22	10	18	50	80	130

Total prior accident year development for the year ended December 31, 2004	$(67)	$3	$69	$5	$409	$414

During the year ended December 31, 2004, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes.
Ongoing Operations
•	Released September 11 net reserves by $298 due to favorable developments in 2004, including the closure of primary insurance property cases, a high participation rate within the Victim’s Compensation Fund and the expiration of the deadline for filing a liability claim in March 2004.

•	Strengthened reserves for construction defects claims by $190, representing 11% of the Company’s $1.8 billion of net reserves for general liability claims as of December 31, 2004. The Company’s construction defects claims, which relate primarily to accident years prior to 2000, have experienced increasing severity, particularly due to losses from contractors in California.

•	Strengthened auto liability reserves by $25 and package business reserves by $38 related to accident years 1998 to 2002 as actual reported losses were above previous expectations. In particular, the Company observed a higher frequency of large claims (generally those greater than $100,000) than had been anticipated in prior estimates. The auto liability reserve strengthening of $25 represented 1% of the Company’s net reserves for auto liability claims as of December 31, 2004 and the package business reserve strengthening of $38 represented 3% of the Company’s net reserves for package business as of December 31, 2004.

•	Within the Specialty Commercial segment there were other offsetting positive and negative adjustments. The principal offsetting adjustments related to a strengthening in specialty large deductible workers’ compensation reserves and a release in other liability reserves, each approximately $150.
Other Operations
•	Reduced the reinsurance recoverable asset associated with older, long-term casualty liabilities, including asbestos liabilities, by $181. Strengthened environmental reserves by $75.

•	Strengthened reserves for assumed casualty reinsurance by $170, primarily related to assumed casualty treaty reinsurance for the years 1997 through 2001. The $170 of strengthening represents 13% of the $1.3 billion of net Reinsurance reserves as of December 31, 2004. In recent years, the Company has seen an increase in reported assumed reinsurance claims above previous expectations and this increase in reported claims contributed to the reserve re-estimates.

•	Released September 11 net reserves by $97 due to favorable developments, including a lack of significant additional loss notices on assumed reinsurance property treaties.

For the year ended December 31, 2003
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations [1]	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$4,744	$1,692	$5,000	$11,436	$5,655	$17,091
Reinsurance and other recoverables	366	49	2,007	2,422	1,528	3,950

Beginning liabilities for unpaid claims and claim adjustment expenses-net	4,378	1,643	2,993	9,014	4,127	13,141

Provision for unpaid claims and claim adjustment expenses
Current year	2,346	2,324	1,130	5,800	302	6,102
Prior years	(6)	(6)	52	40	2,784	2,824

Total provision for unpaid claims and claim adjustment expenses	2,340	2,318	1,182	5,840	3,086	8,926
Payments	(1,761)	(2,211)	(1,017)	(4,989)	(860)	(5,849)
Other [1]	(56)	(60)	(106)	(222)	222	—

Ending liabilities for unpaid claims and claim adjustment expenses-net	4,901	1,690	3,052	9,643	6,575	16,218

Reinsurance and other recoverables	395	43	2,096	2,534	2,963	5,497
Ending liabilities for unpaid claims and claim adjustment expenses-gross	$5,296	$1,733	$5,148	$12,177	$9,538	$21,715

Earned premiums	$3,696	$3,181	$1,558	$8,435	$370	$8,805
Loss and loss expense paid ratio [2]	47.7	69.5	65.4	59.2
Loss and loss expense incurred ratio	63.3	72.9	75.8	69.2
Prior accident year development (pts.) [3]	(0.2)	(0.2)	3.3	0.4

[1]	Includes transfer of reserves from Ongoing to Other Operations pursuant to the MacArthur settlement.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premium.
Prior accident year development
Included within prior accident year development for the year ended December 31, 2003 are the following reserve strengthenings (releases).

Year Ended December 31, 2003
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Strengthened net asbestos reserves	$—	$—	$—	$—	$2,604	$2,604
Strengthened reserves for bond and professional liability	—	—	45	45	—	45
Strengthened assumed casualty reinsurance reserves	—	—	—	—	129	129
Other reserve reestimates, net	(6)	(6)	7	(5)	51	46

Total prior accident year development for the year ended December 31, 2003	$(6)	$(6)	$52	$40	$2,784	$2,824

During the year ended December 31, 2003, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes.
Ongoing Operations
•	Strengthened reserves in Specialty Commercial by $52, primarily as a result of losses in the bond and professional liability lines of business. The bond reserve strengthening was isolated to a few severe contract surety claims related to accident year 2002. The professional liability reserve strengthening involved a provision for anticipated settlements of reinsurance obligations for contracts outstanding at the time of the original acquisition of Reliance Group Holdings’ auto residual value portfolio in the third quarter of 2000.
Other Operations
•	As discussed in the Other Operations segment section, strengthened net asbestos reserves by $2.6 billion.

•	Strengthened assumed reinsurance reserves by $129, primarily related to accident years 1997 through 2000 and principally in the casualty line of HartRe assumed reinsurance.
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
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past five years. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The percentage relationships presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last five years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. See “Impact of key assumptions on reserve volatility” within Critical Accounting Estimates for further discussion of the potential for variability in recorded loss reserves.

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Range of prior accident year development for the five years ended December 31, 2005 [1] [2]	(1.4) – 0.5	(5.2) – 5.1	0.8 – 3.2	0.1 -1.4	2.9 – 67.5	1.2 – 21.5

[1]	Bracketed prior accident year development indicates favorable development. Unbracketed amounts represent unfavorable development.

[2]	Before the reserve strengthening for asbestos and environmental reserves over the past ten years, reserve re-estimates for total Property and Casualty ranged from (3.0%) to 1.6% .
The potential variability of the Company’s Property and Casualty reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed under Critical Accounting Estimates. In general, over the long term, the Company would expect the variability of its Personal Lines reserve estimates to be relatively less than the variability of the reserve estimates for its other property and casualty segments. The Company would expect the degree of variability of the remaining segments’ reserve estimates, from lower variability to higher variability, to be generally Business Insurance, Specialty Commercial, and Other Operations. The actual relative variability could prove to be different than anticipated.
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
In managing exposure, The Hartford’s risk management processes involve establishing underwriting guidelines for both individual risks, including individual policy limits, and in aggregate, including aggregate exposure limits by geographic zone and peril. The Company establishes exposure limits and actively monitors the risk exposures as a percent of Property & Casualty surplus. For natural catastrophe perils, the Company generally limits its exposure to natural catastrophes from a single 250-year event to less than 30% of Property & Casualty statutory surplus for losses prior to reinsurance and to less than 15% of Property & Casualty statutory surplus for losses net of reinsurance. For terrorism, the Company manages its exposure in major metropolitan areas to single-site conventional terrorism attacks, such that the Company endeavors to limit its exposure, including exposures resulting from the Company’s Group Life operations, to less than 7% of the combined statutory surplus of the Life and Property and Casualty operations. The Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline.
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
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect aggregate property and workers’ compensation exposures, and individual risk or quota share products, that protect specific classes or lines of business. There are no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Act of 2002 and other reinsurance programs relating to particular risks or specific lines of business.
Catastrophe Treaty Protection
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events.
For property catastrophe losses, the Company has a principal property catastrophe reinsurance program and other treaties that cover losses specific to a line of business. The Hartford’s principal property catastrophe reinsurance program for the treaty year effective January 1, 2005, provided coverage, on average, for 88% of $695 of losses incurred from a single catastrophe event in excess of a $125 retention. The exact amount and percentage of coverage varies by layer. Among the specific line of business treaties, the Company has two treaties covering losses on business written by the Specialty Commercial unit. For the treaty year effective January 1, 2005, one of the two specialty property treaties covered, on average, 95% of up to $290 of losses incurred from a single catastrophe event in excess of a $10 retention on excess and surplus property business. For the treaty year effective July 1, 2005, the other specialty property treaty covers 95% of up to $175 of losses incurred from a single catastrophe event in excess of a $10 retention on specialty property business written with national accounts. Property catastrophe losses incurred on specialty property business written with national accounts is also reimbursable under the principal catastrophe reinsurance program, subject to the overall program limits and retention.
In addition, the Company has reinsurance from FHCF which covered, for the treaty year effective June 1, 2005, 90% of up to $312 of Personal Lines property losses incurred from a single catastrophe event in excess of an $83 retention. The Company has other treaties and facultative reinsurance agreements that cover property catastrophe losses on a per risk basis. Also, for the treaty year effective July 1, 2005, the Company reinsured 95% of up to $280 of workers’ compensation losses incurred from a single catastrophe event in excess of a $20 retention.
For catastrophe treaties that renewed on January 1, 2006, the terms of the treaties are substantially unchanged in 2006, except that the principal property catastrophe program provides coverage, on average, for 88% of up to $675 of property losses incurred from a single catastrophe event in excess of a $175 retention. Also, the Company’s retention on the specialty property treaty covering excess and surplus lines property business was increased from $10 to $20 and provides coverage on average for 95% of up to $330 of losses incurred on a single catastrophe event. In the aftermath of the 2004 and 2005 hurricane season, third-party catastrophe loss models for hurricane loss events are being updated to incorporate medium-term forecasts of increased hurricane frequency and severity. Given the losses sustained by reinsurers from the 2004 and 2005 hurricanes and the changes being made to the third-party catastrophe loss models for the peril of hurricane, reinsurance pricing has increased with the January 1, 2006 renewals. Like other property and casualty insurance companies, the Company has been reviewing its capacity to write business in catastrophe prone areas and will consider further changes to its reinsurance programs.
The principal property catastrophe reinsurance program and other reinsurance programs include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties. Limits were reinstated under the principal catastrophe reinsurance program and the specialty property treaties after Hurricane Katrina and Hurricane Wilma, resulting in recording estimated reinstatement premium of $60 in the third quarter of 2005 and $13 in the fourth quarter of 2005. In addition to the reinstated limits under the principal catastrophe and other reinsurance programs, the Company purchased additional limits for losses that may arise from future catastrophe events, the premium for which will be recognized over the future coverage period.
In addition to the reinsurance protection provided by The Hartford’s principal catastrophe reinsurance program, in November 2004, the Company purchased two fully collateralized, four-year reinsurance coverages for losses sustained from qualifying hurricane and earthquake loss events. The Company purchased this reinsurance from Foundation Re, a Cayman Islands reinsurance company, which financed the provision of reinsurance through the issuance of $248 in catastrophe bonds to investors under two separate bond tranches. The first coverage provides reinsurance protection above the Company’s principal reinsurance program and covers losses arising from large hurricane loss events affecting the Gulf and Eastern Coast of the United States. The coverage reinsures 45% of $400 in losses in excess of an index loss trigger equating to approximately $1.3 billion in Hartford losses. The index trigger has an estimated probability of attachment of approximately 1-in-100 years. The second coverage purchased by the Company reinsures 90% of $75 in losses in excess of an index loss trigger equating to approximately $125 in Hartford losses arising from qualifying hurricane and earthquake events. Qualifying hurricane and earthquake events are those which occur in the year following a large hurricane or earthquake event that has an estimated occurrence probability of 1-in-100 years. If industry loss estimates as of December 31, 2005 prove to be correct, neither Hurricane Katrina, Rita or Wilma would trigger a recovery under this program. Accordingly, the Company has not recorded any recoveries from Foundation Re.
In February of 2006, the Company purchased $105 of additional four-year reinsurance protection from Foundation Re. This additional purchase provides coverage for 26% of $400 in losses in excess of an index loss trigger of $1.3 billion from Gulf and East Coast hurricanes and from California, Pacific Northwest, and New Madrid earthquake events. Foundation Re financed the provision of this additional reinsurance through the issuance of $105 of catastrophe bonds to investors.
For terrorism, private sector catastrophe reinsurance capacity is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. As such, the Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Act of 2002 (TRIA). On December 22, 2005, the President signed the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2007. TRIA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that results in industry losses in excess of $50 in 2006 and $100 in 2007. Under the program, the federal government would pay 90% of covered losses from a certified act of terrorism in 2006 after an insurer’s losses exceed 17.5% of the Company’s eligible direct commercial earned premiums in 2005, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. In 2007, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer’s losses exceed 20% of the Company’s eligible direct commercial earned premiums in 2006, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.
Given the possibility that TRIA may not be extended beyond December 31, 2007 and the very limited private terrorism reinsurance capacity available, including reinsurance against losses from terrorism acts using weapons of mass destruction, the Company has been actively managing its exposures to the peril of terrorism, including adopting underwriting actions designed to reduce exposures in specific locations of the country. The Company has worked with various industry groups to develop policy exclusions related to the peril of terrorism, including those associated with nuclear, biological, chemical and radiological attacks. The Company may include such exclusions in policies in the future in those jurisdictions and classes of business where such exclusions are permitted, and take additional underwriting actions as deemed appropriate.
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
Reinsurance Recoverables
The Company’s net reinsurance recoverables from various property and casualty reinsurance arrangements amounted to $5.6 billion and $5.2 billion as of December 31, 2005 and December 31, 2004, respectively. Of the total net reinsurance recoverables as of December 31, 2005, 8.9% relates to the Company’s mandatory participation in various involuntary assigned risk pools, which are backed by the financial strength of the property and casualty insurance industry. Of the remainder, $3.7 billion, or 73.0%, were rated by A.M. Best. Of the total rated by A.M. Best, 94.4% were rated A- (excellent) or better. The remaining $1.4 billion, or 27%, of net recoverables from reinsurers were comprised of the following: 5.7% related to voluntary pools, 3.7% related to captive insurance companies, and 17.6% related to companies not rated by A.M. Best.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. The allowance for uncollectible reinsurance was $413 and $374 as of December 31, 2005 and December 31, 2004, respectively. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Annually, the Company completes an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $20 in 2005 and $181 in 2004. The after-tax income effect of the $181 reduction in 2004 was $118. The $181 primarily related to a reduction of the amount of liabilities, principally asbestos, that the Company expected to cede to reinsurers and, to a lesser extent, an increase in the allowance for uncollectible reinsurance recoverables.
Premium Measures
Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a GAAP and statutory measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Statutory accounting principles allow companies to report written premium for workers’ compensation business in either the period the premiums are billed or the period the policies incept. Prior to the fourth quarter of 2005, premiums for most workers’ compensation policies were recognized as written in the period the premiums were billed. In the fourth quarter of 2005, the Company changed its statutory accounting practice for workers’ compensation premium to recognize the premium as written in the period the policies incept, consistent with the statutory accounting practice followed for the rest of the Company’s business. This change had no effect on earned premium. For all periods presented, written premium for workers’ compensation business has been adjusted to reflect written premium in the period the policies incept. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.
Unless otherwise specified, the following discussion speaks to changes for the year ended December 31, 2005 compared to the year ended December 31, 2004 and the year ended December 31, 2004 compared to the year ended December 31, 2003.
ONGOING OPERATIONS
Ongoing Operations includes the three underwriting segments of Business Insurance, Personal Lines and Specialty Commercial.
Earned Premiums
Earned premium growth is an objective for Business Insurance and Personal Lines. Earned premium growth is not a specific objective for Specialty Commercial since Specialty Commercial is comprised of transactional businesses where premium writings may fluctuate based on the segment’s view of perceived market opportunity. Written premiums are earned over the policy term, which is six months for certain Personal Lines auto business and 12 months for substantially all of the remainder of the Company’s business. Written pricing, new business growth and premium renewal retention are factors that contribute to growth in written and earned premium.

	2005	2004	2003

Written premiums [1]
Business Insurance	$5,001	$4,575	$3,957
Personal Lines	3,676	3,557	3,272
Specialty Commercial	1,806	1,840	1,691

Total	$10,483	$9,972	$8,920

Earned premiums [1]

Business Insurance	$4,785	$4,299	$3,696
Personal Lines	3,610	3,445	3,181
Specialty Commercial	1,757	1,726	1,558

Total	$10,152	$9,470	$8,435

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
2005	compared to 2004
•	Total Ongoing Operations’ earned premiums grew $682, or 7%, due primarily to growth in Business Insurance and Personal Lines. Earned premiums are net of third and fourth quarter property catastrophe reinstatement premiums related to hurricanes totaling $73 in 2005 and $17 in 2004.

•	Earned premium growth of $486 in Business Insurance was primarily driven by new business premium growth outpacing non-renewals in the prior 12 months. Earned premium growth of $165 in Personal Lines was primarily driven by new business growth outpacing non-renewals in auto and the effect of earned pricing increases in homeowners.

•	Specialty Commercial earned premiums increased by $31, primarily driven by a $90 reduction in earned premiums under retrospectively-rated policies during 2004 and increases in casualty, bond, professional liability and other premiums, partially offset by a $216 decrease in property earned premiums, primarily due to a decrease of $127 from exiting the multi-peril crop insurance business during 2004.
2004	compared to 2003
•	Total Ongoing Operations’ earned premiums grew $1.1 billion, or 13%, due to growth in all three segments. Earned premiums are net of third quarter property catastrophe reinstatement premium of $17 in 2004.

•	Business Insurance and Personal Lines earned premiums increased by $867 due to earned pricing increases and new business premium growth outpacing non-renewals.

•	Specialty Commercial earned premiums increased by $168, primarily due to a $75 increase in earned premiums from a captive insurance program and increases in earned premium for property, bond, professional liability and other, partially offset by a $90 decrease in earned premiums under retrospectively rated-rated policies recorded in 2004.

Operating Summary
Net income for Ongoing Operations includes underwriting results for each of its segments, income from servicing business, net investment income, other expenses and net realized capital gains (losses), net of related income taxes.

	2005	2004	2003

Operating Summary
Written premiums	$10,483	$9,972	$8,920
Change in unearned premium reserve	331	502	485

Earned premiums	10,152	9,470	8,435

Benefits, claims and claim adjustment expenses
Current year	6,715	6,554	5,800
Prior year	36	5	40
Total benefits, claims and claim adjustment expenses	6,751	6,559	5,840
Amortization of deferred policy acquisition costs	2,000	1,845	1,553
Insurance operating costs and expenses	710	621	744

Underwriting results	691	445	298

Net servicing income [1]	49	42	8
Net investment income	1,082	903	836
Net realized capital gains	19	98	151
Other expenses	(202)	(198)	(260)
Income tax expense	(474)	(335)	(250)

Net income	$1,165	$955	$783

Loss and loss adjustment expense ratio
Current year	66.1	69.2	68.8
Prior year	0.4	0.1	0.5

Total loss and loss adjustment expense ratio	66.5	69.3	69.2
Expense ratio	26.5	25.9	26.8
Policyholder dividend ratio	0.1	0.1	0.4

Combined ratio	93.2	95.3	96.5
Catastrophe ratio	3.6	2.2	3.1

Combined ratio before catastrophes	89.6	93.1	93.4
Combined ratio before catastrophes and prior accident year development	89.4	89.7	92.8

[1]	Net of expenses related to service business.
2005 Compared to 2004
Net income increased $210, or 22%, driven primarily by the following:
•	A $246 increase in underwriting results, and

•	A $179 increase in net investment income due, in part, to a larger investment base due to increased cash flows from underwriting, higher investment yields on fixed maturity investments and an increase in income from limited partnership investments. Also contributing to the increase, was the effect of allocating more invested assets to Ongoing Operations in 2005. Less invested assets were needed in Other Operations given the reduction in Other Operations’ loss reserves and the reduction in invested assets needed to support those reserves.
The improvements in net income were partially offset by:
•	A $79 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments and lower net gains on non-qualifying derivatives, and

•	A $139 increase in income tax expense, reflecting an increase in income before income taxes.
Underwriting results increased by $246, with a corresponding 2.1 point improvement in the combined ratio from 95.3 to 93.2, driven primarily by the following factors.
•	A $171 decrease in current accident year catastrophe losses. Catastrophe losses in 2005 included $264 of losses from Hurricanes Katrina, Rita and Wilma, whereas catastrophe losses in 2004 included $394 of losses from Hurricanes Charley, Frances, Ivan and Jeanne,

•	A $106 improvement in current accident year underwriting results before catastrophes, with a corresponding 0.3 point improvement in the combined ratio before catastrophes and prior accident year development,

•	A net reserve release of $95 in 2005, predominantly related to allocated loss adjustment expenses on Personal Lines auto liability claims,

•	A $75 release of workers’ compensation reserves in 2005 related to accident years 2003 and 2004, and

•	Net unfavorable reserve development of $5 in 2004, including reserve increases of $303, partially offset by a reserve release of $298 for September 11. Reserve increases in 2004 included $190 for construction defects claims, $38 for small commercial package business and $25 for auto liability claims.
Partially offsetting these improvements were factors decreasing underwriting results and increasing the combined ratio:
•	A $120 strengthening of workers’ compensation reserves in 2005 related to reserves for claim payments expected to emerge after 20 years of development,

•	A $40 strengthening of general liability reserves within Business Insurance related to accident years 2000 to 2003, and

•	Reserve strengthening of $33 related to the third quarter 2004 hurricanes.
The $106 improvement in current accident year underwriting results before catastrophes is primarily due to earned premium growth and a slight improvement in current accident year non-catastrophe loss costs, partially offset by $64 of hurricane-related assessments in 2005. Earned premiums grew $682, primarily due to growth in Business Insurance and Personal Lines and the effect of a $90 decrease in earned premium on retrospectively rated policies recorded in 2004, partially offset by a decrease in specialty property earned premium and a $56 increase in catastrophe treaty reinstatement premiums.
The combined ratio before catastrophes and prior accident year development decreased from 2004 to 2005 due to the effect of the $90 decrease in earned premium on retrospectively-rated policies in 2004. Before the effect of the $90 earned premium reduction in 2004, the combined ratio before catastrophes and prior accident year development increased 0.5 points, to 89.4 in 2005, principally due to an increase in the expense ratio, partially offset by a slight improvement in current accident year loss and loss adjustment expense ratio. In 2005, the Company recognized improved current accident year performance for auto bodily injury and workers’ compensation claims, partially offset by the effect of an increase in non-catastrophe property loss costs. Non-catastrophe property loss costs increased primarily due to increasing claim severity and, in specialty property, increasing claim frequency as well.
The expense ratio increased 0.6 points during 2005, to 26.5, primarily due to $64 of hurricane related assessments incurred in 2005 related to the 2004 and 2005 hurricanes. Apart from the impact of hurricane related assessments, the favorable effects on the expense ratio of an increase in earned premiums, a reduction in contingent commissions and a shift to lower commission workers’ compensation business were offset by the unfavorable effects of an increase in catastrophe treaty reinstatement premiums and reduced catastrophe treaty profit commissions. The reduction in contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004. The hurricane-related assessments were predominantly from the Citizens Property Insurance Corporation (Citizens) in Florida. Citizens is a company established by the State of Florida to provide personal and commercial insurance to individuals and businesses in Florida who are in high risk areas of the state and are unable to obtain insurance through the private insurance markets. The third quarter 2004 hurricanes caused a deficit in Citizens’ “high risk” account, which triggered an assessment to the Company of $15. In addition, the Company recorded an estimated Citizens’ assessment of $46 based on losses sustained by Citizens as a result of hurricane Wilma in the fourth quarter of 2005. Assessments recorded related to the 2004 and 2005 hurricanes could be adjusted in future periods as catastrophe losses develop. While the Company may recoup these assessments from Florida policyholders through surcharges that it will bill on new and renewal premium written in the future, the surcharges are not recognized until the period in which the future premium is earned.
2004 compared to 2003
Net income increased $172, or 22%, driven primarily by the following:
•	A $147 increase in underwriting results.

•	A $67 increase in net investment income, primarily as a result of an increase in underwriting cash flow, partially offset by a decrease in the before-tax investment yield, and

•	A $62 decrease in other expenses, primarily due to $41 of severance costs in 2003 and a reduction in bad debt expense in 2004 due to improved collection efforts in Business Insurance.
The improvements in net income were partially offset by:
•	A $53 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments, and

•	An $85 increase in income tax expense reflecting the increase in income before income taxes.
Underwriting results increased by $147, with a corresponding 1.2 point improvement in the combined ratio from 96.5 to 95.3, driven primarily by the factors described below.
Factors improving underwriting results and the combined ratio:
•	A $362 improvement in current accident year underwriting results before catastrophes, with a corresponding 3.1 point improvement in the combined ratio before catastrophes and prior accident year development, and

•	A $20 strengthening of contract surety claim reserves in 2003 related to accident year 2002 and a $25 provision in 2003 related to the auto residual value business acquired from Reliance Group Holdings in 2000.
Partially offsetting these improvements were factors decreasing underwriting results and increasing the combined ratio:
•	A $250 increase in current accident year catastrophe losses, due to losses from Hurricanes Charley, Frances, Ivan and Jeanne in the third quarter of 2004.

•	Net unfavorable reserve development of $5 in 2004, including reserve increases of $303, partially offset by a reserve release of $298 for September 11. Reserve increases in 2004 included $190 for construction defects claims, $38 for small commercial package business and $25 for auto liability claims.
The $362 improvement in current accident year underwriting results before catastrophes is due to earned premium growth and an improvement in the combined ratio before catastrophes and prior accident year development, partially offset by the effect of a $90 decrease in earned premium on retrospectively rated policies recorded in 2004. The combined ratio before catastrophes and prior accident year development improved 3.1 points, to 89.7, primarily due to strong earned pricing, an improvement in non-catastrophe current accident year loss and loss adjustment expenses and a 0.9 point improvement in the expense ratio.
The improvement in current accident year non-catastrophe loss and loss adjustment expenses was primarily due to favorable claim frequency. The 0.9 point improvement in the expense ratio was principally due to the effect of earned premium growth and a shift to lower commission workers’ compensation business.
BUSINESS INSURANCE
Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses, primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages. The Business Insurance segment also provides commercial risk management products and services.
Premiums

	2005	2004	2003

Written Premiums [1]
Small Commercial	$2,545	$2,255	$1,862
Middle Market	2,456	2,320	2,095

Total	$5,001	$4,575	$3,957

Earned Premiums [1]
Small Commercial	$2,421	$2,077	$1,782
Middle Market	2,364	2,222	1,914

Total	$4,785	$4,299	$3,696

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
2005 Compared to 2004
Earned premiums for Business Insurance increased $486, or 11%, in 2005, primarily due to new business growth outpacing non-renewals in both small commercial and middle market over the preceding twelve months and modest earned pricing increases in small commercial, partially offset by earned pricing decreases in middle market.
•	Growth in small commercial earned premium was driven primarily by growth in workers’ compensation and package business for both Select Xpand and traditional Select. New business written premium for small commercial increased by $6, as an increase in new business for workers’ compensation was largely offset by a decrease in new business for package and commercial auto. Premium renewal retention for small commercial increased from 83% to 86% in 2005, excluding the impact of modest written pricing increases.

•	Growth in middle market earned premium was driven primarily by growth in workers’ compensation and marine, partially offset by a decrease in property and commercial auto. New business written premium for middle market increased by $22 for the year ended December 31, 2005, mostly related to workers’ compensation business. Premium renewal retention for middle market increased from 83% to 86%, excluding the impact of written pricing decreases, as stronger retention on smaller accounts was partially offset by a decrease in retention on larger accounts.
For the year ended December 31, 2005, earned pricing increased 3% for small commercial and decreased 3% for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes for the year ended December 31, 2005 primarily reflect written pricing changes during the last six months of 2004 and the year ended December 31, 2005.
•	Written pricing for small commercial increased 4% in the last six months of 2004 and 2% in 2005.

•	Written pricing for middle market decreased 2% in the last six of 2004 and 5% in 2005.
2004 Compared to 2003
Earned premiums for the segment increased $603, or 16%, in 2004, primarily due to earned pricing increases and new business premium outpacing non-renewals.
•	Growth in small commercial earned premiums was driven primarily by written premium growth for Select Xpand. The new business premium growth of $172 in Small Commercial was due primarily to growth from the Select Xpand product and growth from an increase in the number of agents, partially offset by the moderation in written pricing increases.

•	Growth in middle market earned premiums was driven primarily by growth in workers’ compensation premium. New business premium decreased by $61 due largely to written pricing decreases.

Premium renewal retention remained strong, decreasing slightly from 87% for the year ended December 31, 2003 to 85% for the year ended December 31, 2004. Written pricing decreases for middle market during 2004 contributed to the decrease in premium renewal retention.
For the year ended December 31, 2004, earned pricing increased 7% for small commercial and 3% for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes for the year ended December 31, 2004 primarily reflect written pricing increases of 9% during the last six months of 2003 and 2% in 2004.

	2005	2004	2003

Underwriting Summary
Written premiums	$5,001	$4,575	$3,957
Change in unearned premium reserve	216	276	261

Earned premiums	4,785	4,299	3,696
Benefits, claims and claim adjustment expenses
Current year	2,949	2,700	2,346
Prior year	22	(67)	(6)

Total benefits, claims and claim adjustment expenses	2,971	2,633	2,340
Amortization of deferred policy acquisition costs	1,138	1,058	913
Insurance operating costs and expenses	280	248	285

Underwriting results	$396	$360	$158

Loss and loss adjustment expense ratio
Current year	61.6	62.8	63.5
Prior year	0.5	(1.6)	(0.2)

Total loss and loss adjustment expense ratio	62.1	61.2	63.3
Expense ratio	29.5	30.1	31.8
Policyholder dividend ratio	0.1	0.2	0.6

Combined ratio	91.7	91.6	95.7
Catastrophe ratio	2.0	(0.9)	2.7

Combined ratio before catastrophes	89.7	92.5	93.0

Combined ratio before catastrophes and prior accident year development	89.4	89.7	93.0

Underwriting results and ratios
2005 Compared to 2004
Underwriting results increased by $36, with a 0.1 point increase in the combined ratio to 91.7. The net increase in underwriting results was principally driven by the following factors:
•	A $67 improvement resulting from earned premium growth at a combined ratio less than 100.0 and from a decrease in the combined ratio before catastrophes and prior accident year development of 0.3 points, from 89.7 to 89.4

•	A $58 decrease in current accident year catastrophe losses. Catastrophe losses in 2005 for Hurricanes Katrina, Rita and Wilma were $68 compared to catastrophe losses in 2004 for Hurricanes Charley, Frances, Ivan and Jeanne of $98,

•	A $75 release of workers’ compensation reserves during 2005 related to accident years 2003 and 2004, and

•	A $25 release of prior accident year reserves for allocated loss adjustment expenses during 2005.
Partially offsetting the improvements in underwriting results were the following factors:
•	Net favorable reserve development of $67 in 2004 included a $175 release of September 11 reserves, partially offset by a $38 strengthening of reserves for small commercial package business, a $25 strengthening of automobile liability reserves and a $23 strengthening of reserves for construction defects claims,

•	A $50 strengthening of workers’ compensation reserves during 2005 related to reserves for claim payments expected to emerge after 20 years of development,

•	A $40 strengthening of general liability reserves during 2005 for accident years 2000-2003 due to higher than anticipated loss payments beyond four years of development, and

•	A $20 strengthening of third quarter 2004 hurricane reserves during 2005.
The combined ratio before catastrophes and prior accident year development decreased 0.3 points to 89.4, due primarily to earned pricing increases in small commercial, improved current accident year underwriting results for workers’ compensation business and a 0.6 point decrease in the expense ratio, partially offset by earned pricing decreases in middle market and increasing non-catastrophe property claim costs. The improved current accident year performance for workers’ compensation business was consistent with the favorable prior accident year development recorded in 2005 related to accident years 2003 and 2004.
Contributing to the 0.6 point decrease in the expense ratio was earned premium growth, a shift to more workers’ compensation business which has lower commissions and a $16 reduction in contingent commissions, partially offset by $20 of hurricane related assessments in 2005. The $16 reduction in contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004.

2004 Compared to 2003
Underwriting results increased by $202, with a corresponding 4.1 point decrease in the combined ratio to 91.6. The net increase in underwriting results was principally driven by the following factors:
•	A $181 improvement resulting from earned premium growth at a combined ratio less than 100.0 and from a decrease in the combined ratio before catastrophes and prior accident year development of 3.3 points, from 93.0 to 89.7, and

•	Net favorable reserve development of $67 in 2004, including a $175 release of September 11 reserves, partially offset by a $38 strengthening of small commercial package business reserves, a $25 strengthening of auto liability claim reserves and a $23 strengthening of construction defects claim reserves.
Partially offsetting the improvements in underwriting results was a $40 increase in current accident year catastrophe losses due to losses from Hurricanes Charley, Frances, Ivan and Jeanne during the third quarter of 2004.
The combined ratio before catastrophes and prior accident year development decreased 3.3 points, to 89.7, due primarily to earned pricing increases in excess of loss cost increases in both small commercial and middle market and a 1.7 point decrease in the expense ratio. Improved claim frequency was partially offset by increased claim severity. The 1.7 point improvement in the expense ratio was primarily due to earned premium growth a shift to more workers’ compensation business which has lower commissions.
Outlook
In 2006, management expects the Business Insurance segment to achieve mid- to high-single-digit written premium growth and to generate strong results. In both small commercial and middle market, the Company plans to continue to broaden its relationships with key agencies to increase new business, maintain renewal retention and expand market share in targeted states. The Company will also continue to enhance the technology used with its agents to further improve the ease of doing business with The Hartford.
In small commercial, the Company expects double-digit written premium growth to be generated, in part, through the use of customized pricing, more sophisticated pricing models and automated underwriting decision making tools and increasing its underwriting appetite within certain industries and risks. Also, the Company increased the number of small commercial sales representatives by 20% in 2005 and expects to increase the sales staff further in 2006. Within middle market, the Company expects to focus on growing its property book of business as well as protecting its renewals.
Management expects written pricing trends in 2006 to be affected by increased competition. While the increase in written pricing for small commercial business was 2% in 2005, management expects written pricing for small commercial to be flat to slightly negative for 2006. For middle market business, pricing continued to decline in the fourth quarter of 2005, particularly for property business in geographic areas not prone to catastrophes and in non-property lines of business. While written pricing for middle market business in 2005 declined by 5%, management believes that pricing declines will lessen somewhat as higher reinsurance costs are reflected in the market. Loss costs are expected to increase in 2006 as increasing claim severity is expected to outpace favorable claim frequency. As a result of the anticipated slight decrease in written pricing and increase in loss costs, management expects the current accident year loss and loss expense ratio for Business Insurance to increase moderately in 2006.

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

	2005	2004	2003

Written Premiums [1]
Business Unit
AARP	$2,373	$2,244	$2,066
Other Affinity	109	128	148
Agency	1,020	942	804
Omni	174	243	254

Total	$3,676	$3,557	$3,272

Product Line
Automobile	$2,753	$2,685	$2,508
Homeowners	923	872	764

Total	$3,676	$3,557	$3,272

	2005	2004	2003

Earned Premiums [1]
Business Unit
AARP	$2,296	$2,146	$1,956
Other Affinity	118	138	163
Agency	997	907	807
Omni	199	254	255

Total	$3,610	$3,445	$3,181

Product Line
Automobile	$2,728	$2,622	$2,458
Homeowners	882	823	723

Total	$3,610	$3,445	$3,181

Combined Ratios
Automobile	90.7	95.7	98.0
Homeowners	76.6	96.8	88.8

Total	87.3	96.0	95.9

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
2005 Compared to 2004
Earned premiums increased $165, or 5%, due primarily to earned premium growth in both AARP and Agency, partially offset by a reduction in Other Affinity and Omni.
•	AARP earned premium grew $150, or 7%, reflecting an increase in the penetration of the AARP target market and the effect of direct marketing programs to increase premium writings, particularly in auto.

•	Agency earned premium grew $90, or 10%, as a result of continued growth of the Dimensions class plans first introduced in 2004. Dimensions, which has been rolled out to 41 states for auto and 37 states for homeowners, allows Personal Lines to write a broader class of risks.

•	Omni earned premium decreased by $55, or 22%, because of a strategic decision by management to focus on more profitable non-standard auto business.
The earned premium growth in AARP and Agency during 2005 was primarily due to new business written premium outpacing non-renewals for auto business in 2004 and 2005 and to earned pricing increases in homeowners’ business.
Auto earned premium grew $106, or 4%, primarily from growth in AARP and Agency, offset by a decline in Omni and Other Affinity auto business. Before considering the decline in Omni and Other Affinity business, auto earned premium grew $240, or 8%. Homeowners earned premium grew $59, or 7%, due to growth in AARP and Agency business, partially offset by a decline in Other Affinity business. Consistent with the growth in earned premium, the number of policies in force has increased in auto and homeowners from 2,166,922 and 1,348,573, respectively, as of December 31, 2004 to 2,222,688 and 1,384,364, respectively, as of December 31, 2005. The growth in policies in force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.

Auto new business written premium was $426 in 2005, down $43 from the prior year, due primarily to a $52 decline in Omni new business and, to a lesser extent, a decline in Agency and Other Affinity new business, partially offset by an increase in AARP new business. Homeowners’ new business written premium was $131 in 2005, up $16 from the prior year, primarily due to an increase in Agency new business written premium.
Premium renewal retention for automobile decreased from 89% to 87% and premium renewal retention for homeowners decreased from 100% to 94%, primarily due to a decrease in retention of Agency business.
Earned pricing increases for automobile of 1% in 2005 were down from 5% in 2004. Likewise, earned pricing increases for homeowners of 7% in 2005 were down from 11% in 2004. The moderation in earned pricing increases during 2005 is a reflection of written pricing changes from 2004 to 2005.
•	Written pricing for automobile increased 2% in the last six months of 2004 but was flat in 2005.

•	Written pricing for homeowners increased 7% in the last six months of 2004 and 6% in 2005.
The written price declines are reflective of the company’s response in different states and different auto segments to the current levels of price adequacy. Written pricing for homeowners has increased primarily due to increased insurance to value.
2004 Compared to 2003
Earned premiums increased $264 due to growth in both AARP and Agency, partially offset by a reduction in Other Affinity earned premium. Earned premiums for Omni were flat from 2003 to 2004.
•	AARP earned premium grew $190, or 10%, reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings, in both auto and homeowners.

•	Agency earned premium grew $100, or 12%, as a result of the growth of the Dimensions auto and homeowners’ class plans. Dimensions, which had been rolled out to 37 states for auto and 28 states for homeowners in 2004, allows Personal Lines to write a broader class of risks.

•	Omni earned premium was flat during 2004 because of a strategic decision by management to focus on more profitable non-standard auto business.
The earned premium growth in AARP and Agency is primarily because new business growth over the prior 6 to 12 months exceeded non-renewals in both auto and homeowners.
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
For the year ended December 31, 2004, new business premiums in AARP and Agency were $311 and $167, respectively, which was up from $226 and $105, respectively, for the year ended December 31, 2003.
Premium renewal retention for automobile decreased from 91% to 89%. The decrease in premium renewal retention for automobile was driven largely by the impact of declining written pricing increases. Premium renewal retention for homeowners decreased from 101% to 100%, also due to declining written pricing increases.
Earned pricing increases for automobile of 5% for the year ended December 31, 2004 were down from 9% during the year ended December 31, 2003. Likewise, earned pricing increases for homeowners of 11% for the year ended December 31, 2004 were down from 14% during the year ended December 31, 2003. The moderation in earned pricing increases during 2004 is a reflection of a decline in written pricing increases from 2003 to 2004.
•	Written pricing for automobile increased 8% in the last six months of 2003 and 3% in 2004.

•	Written pricing for homeowners increased 13% in the last six months of 2003 and 9% in 2004.
In addition to earned pricing increases, homeowners earned premiums included the effect of automatic increases in the amount of insurance coverage to adjust for construction cost inflation.

	2005	2004	2003

Underwriting Summary
Written premiums	$3,676	$3,557	$3,272
Change in unearned premium reserve	66	112	91

Earned premiums	3,610	3,445	3,181
Benefits, claims and claim adjustment expenses
Current year	2,389	2,509	2,324
Prior year	(95)	3	(6)

Total benefits, claims and claim adjustment expenses	2,294	2,512	2,318
Amortization of deferred policy acquisition costs	581	530	386
Insurance operating costs and expenses	275	265	347

Underwriting results	$460	$138	$130

Loss and loss adjustment expense ratio
Current year	66.2	72.8	73.1
Prior year	(2.6)	0.1	(0.2)

Total loss and loss adjustment expense ratio	63.6	72.9	72.9
Expense ratio	23.7	23.1	23.0

Combined ratio	87.3	96.0	95.9
Catastrophe ratio	2.9	7.4	4.1

Combined ratio before catastrophes	84.4	88.6	91.8
Combined ratio before catastrophes and prior accident year development	87.2	88.2	91.7
Other revenues [1]	$121	$123	$123

[1]	Represents servicing revenue.
Underwriting Results and Ratios
2005 Compared to 2004
Underwriting results increased $322, with a corresponding 8.7 point decrease in the combined ratio from 96.0 to 87.3. The net increase in underwriting results was principally driven by the following factors:
•	A $166 decrease in current accident year catastrophe losses. Catastrophe losses in 2005 included losses for Hurricanes Katrina, Rita and Wilma of $50 whereas catastrophe losses in 2004 included losses for Hurricanes Charley, Frances, Ivan and Jeanne of $215,

•	A $95 reduction in prior accident year reserves for allocated loss adjustment expenses, predominantly related to auto liability claims, and

•	A $58 improvement in current accident year underwriting results derived from earned premium growth at a combined ratio less than 100.0, as well as from a decrease in the combined ratio before catastrophes and prior accident year development of 1.0 point, from 88.2 to 87.2.
The 1.0 point improvement in the combined ratio before catastrophes and prior accident year development was primarily due to a lower current accident year loss and loss adjustment expense ratio for auto liability claims and earned pricing increases for homeowners business slightly outpacing increases in non-catastrophe property loss costs, partially offset by the effect of the $24 increase in reinstatement premiums. The lower current accident year loss and loss adjustment expense ratio for auto liability claims was consistent with the favorable prior accident year development on auto liability allocated loss adjustment expense reserves recognized in 2005. Within homeowners, an increase in loss costs was due entirely to increasing claim severity. The expense ratio increased by 0.6 points, to 23.7, primarily due to $31 of hurricane-related assessments in 2005.
2004 Compared to 2003
In 2004, underwriting results increased $8 and the combined ratio remained relatively flat at 96.0. Net prior accident year development was not significant in either 2004 or 2003. As a result, the net increase in underwriting results was principally driven by a $142 improvement resulting from earned premium growth at a combined ratio less than 100.0 and from a decrease in the combined ratio before catastrophes and prior accident year development of 3.5 points, from 91.7 to 88.2. Largely offsetting this improvement was a $124 increase in current accident year catastrophe losses due to losses from hurricanes Charley, Frances, Ivan and Jeanne during the third quarter of 2004.
The 3.5 point decrease in the combined ratio before catastrophes and prior year development was primarily due to earned pricing increases and favorable claim frequency, partially offset by increased claim severity. The expense ratio remained relatively flat at 23.1%, despite earned premium growth, because of higher commissions as a result of increased Agency business and increased other underwriting expenses.
Outlook
In 2006, the Personal Lines segment is expected to deliver written premium growth in the mid-single digits, including growth from both AARP and Agency. In 2006, the Company will continue to pursue a number of strategies to promote growth and profitability. Within the AARP business, growth is expected through an increase in marketing to AARP members, including the expansion of its AARP direct response television marketing initiative. Within the Agency business, these strategies include refinement of its Dimensions class plans, expansion of its product breadth, an increase in the number of new agency appointments and the use of value pricing to long-time customers. The Company expects new business growth in Agency business as well as strong renewal retention in AARP.
Strong underwriting profitability within the past couple of years has intensified the level of competition, putting downward pressure on rates, particularly in auto. For auto, written pricing in 2006 is expected to be flat to slightly negative. For homeowners, management expects written pricing increases in the mid-single digits. Regulatory requirements applying to premium rates vary from state to state, and, in most states, rates are subject to prior regulatory approval. State regulatory constraints may prevent companies from obtaining the necessary rates to achieve an underwriting profit. Industry rates may remain inadequate in certain states in 2006. Loss costs in 2006 are expected to increase in the mid-single digits as increasing claim severity is expected to slightly outpace favorable claim frequency. While earned pricing is expected to keep pace with loss cost increases in homeowners, margins will likely be reduced for auto.
SPECIALTY COMMERCIAL
Specialty Commercial offers a variety of customized insurance products and risk management services. The segment provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Specialty Commercial provides other insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services.

	2005	2004	2003

Written Premiums [1]
Property	$211	$443	$440
Casualty	815	743	670
Bond	228	197	162
Professional Liability	385	342	324
Other	167	115	95

Total	$1,806	$1,840	$1,691

Earned Premiums [1]
Property	$245	$461	$429
Casualty	787	635	615
Bond	210	188	152
Professional Liability	345	335	296
Other	170	107	66

Total	$1,757	$1,726	$1,558

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
2005 Compared to 2004
Earned premiums for the Specialty Commercial segment increased by $31, or 2%, due to a $247 increase in casualty, bond, professional liability and other earned premiums, partially offset by a $216 decrease in property earned premiums.
•	Property earned premium decreased $216, or 47%, primarily because of a decline in new business and a decrease of $127 due to the decision made in the fourth quarter of 2004 to exit the multi-peril crop insurance (“MPCI”) business, partially offset by an increase in premium renewal retention. Also reducing earned premium was a $22 increase in reinstatement premiums paid to reinstate reinsurance treaty limits as a result of losses ceded from third and fourth quarter hurricanes of 2005 compared to reinstatement premiums paid as a result of losses ceded from the third quarter hurricanes of 2004.

•	Casualty earned premiums grew $152, or 24%, primarily because earned premium in 2004 included a $90 decrease in earned premiums under retrospectively-rated policies. The remaining growth of $62 was largely attributable to the effect of earned pricing increases, partially offset by a decrease in new business growth. In 2005 and 2004, a single captive insurance program accounted for earned premium of $241 and $226, respectively. While this program was not renewed, the non-renewal is not expected to have a significant impact on Specialty Commercial’s underwriting results in 2006.

•	Bond earned premium grew $22, or 12%, due to new business growth in commercial and contract surety business, an increase in earned pricing, a decrease in the portion of risks ceded to outside reinsurers and a decrease in the price of reinsurance with outside reinsurers.

•	Professional liability earned premium increased $10, or 3%, primarily due to a decrease in the portion of risks ceded to outside reinsurers, partially offset by earned pricing decreases.

•	Within the “other” category, earned premium increased by $63, or 59%, primarily due to increased premiums on inter-segment reinsurance programs.
2004 Compared to 2003
Earned premiums for the Specialty Commercial segment grew $168, or 11%, due primarily to earned premium growth in all lines of business, partially offset by a $90 reduction in premiums receivable under retrospectively-rated policies, reflecting a decrease in estimated earned premium under the terms of these policies.

•	Property earned premium increased $32, or 7%, primarily due to an increase of $43 in the portion of property business derived from multi-peril crop insurance premiums. In the fourth quarter of 2004, the Company transferred its entire book of multi-peril crop insurance (MPCI) to Rural Community Insurance Company (RCIC), a subsidiary of Wells Fargo & Company. The agreement transferred in bulk all 2005 crop year policies to RCIC in exchange for an initial payment and renewal fees based upon retention of the transferred business over a three year period. The Company retained responsibility for the MPCI business written for the 2004 and prior crop years. Earned premium for MPCI business for the year ended December 31, 2004 was $127. Before considering the increase in MPCI premiums, earned premiums for property declined by 6%, reflecting a business decision to write less new business and renew less premium as a result of the decline in written pricing.
•	Casualty earned premiums increased $20, or 3%, primarily because of written premium growth in a single captive insurance program and high single-digit earned pricing increases, partially offset by a decrease in premium renewal retention. Of the total growth in earned premium for the year ended December 31, 2004, $75 was attributable to a single captive insurance program. The increase in earned premiums was partially offset by a $90 decrease in earned premiums under retrospectively-rated policies.
•	Bond earned premium grew $36, or 24%, primarily as a result of an increase in contract surety business and a decrease in ceded premiums, partially offset by a slight decrease in premium renewal retention.
•	Professional liability earned premiums grew $39, or 13%, primarily due to a decrease in the portion of risks ceded to outside reinsurers and earned pricing increases, partially offset by a decrease in renewal retention and new business growth. Earned pricing increases in professional liability were due entirely to written pricing increases in 2003 as prices declined in 2004.
•	Within the “other” category, earned premiums increased $41, or 62%, primarily due to increased premiums on inter-segment reinsurance programs.

Underwriting Summary	2005	2004	2003

Written premiums	$1,806	$1,840	$1,691
Change in unearned premium reserve	49	114	133

Earned premiums	1,757	1,726	1,558
Benefits, claims and claim adjustment expenses
Current year	1,377	1,345	1,130
Prior year	109	69	52

Total benefits, claims and claim adjustment expenses	1,486	1,414	1,182
Amortization of deferred policy acquisition costs	281	257	254
Insurance operating costs and expenses	155	108	112

Underwriting results	$(165)	$(53)	$10

Loss and loss adjustment expense ratio
Current year	78.4	77.9	72.5
Prior year	6.2	4.0	3.3

Total loss and loss adjustment expense ratio	84.6	81.9	75.8
Expense ratio	24.3	21.1	22.9
Policyholder dividend ratio	0.5	0.1	0.7

Combined ratio	109.4	103.1	99.3
Catastrophe ratio	9.5	(0.4)	1.7

Combined ratio before catastrophes	99.9	103.5	97.6
Combined ratio before catastrophes and prior accident year development	93.8	92.8	94.3
Other revenue [1]	$342	$314	$306

[1]	Represents servicing revenue
Underwriting Results and Ratios
2005 Compared to 2004
Underwriting results decreased by $112, with a corresponding 6.3 point increase in the combined ratio to 109.4. Underwriting results of ($53) in 2004 included a $90 decrease in earned premiums under retrospectively rated policies. Before the decrease in earned premiums under retrospectively-rated policies, underwriting results decreased by $202, principally driven by the following factors:
•	A $109 decrease in current accident year non-catastrophe underwriting results,
•	A $53 increase in current accident year catastrophe losses. Catastrophe losses in 2005 for Hurricanes Katrina, Rita and Wilma were $145 compared to catastrophe losses in 2004 for Hurricanes Charley, Frances, Ivan and Jeanne of $81. Catastrophe losses in 2005 and 2004 include $70 and $19, respectively, of catastrophe losses assumed under inter-segment reinsurance programs and
•	A $40 increase in unfavorable prior accident year loss development. Prior accident year loss development of $109 in 2005 consisted primarily of $70 of reserve strengthening for workers’ compensation reserves for claim payments expected to emerge after 20 years of development and $20 of reserve development for large deductible workers’ compensation reserves. Reserve development in 2005 also included a release of reserves for directors and officers insurance related to accident years 2003 and 2004 and strengthening of prior accident year reserves for contracts that provide auto financing gap coverage and auto lease residual value coverage; the release and offsetting strengthening were each approximately $80. Prior accident year loss development of $69 in 2004 included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves and strengthening in large deductible workers’ compensation reserves and a release in other liability reserves, each approximately $150.

Contributing to the $109 decrease in current accident year underwriting results were higher non-catastrophe losses in property and a $22 increase in net catastrophe treaty reinstatement premiums, partially offset by improvement in professional liability. The expense ratio increased by 3.2 points, to 24.3, primarily due to a reduction in ceding commissions on professional liability business, a reduction in profit commissions due to increased catastrophe losses and a shift to more casualty business which has a higher expense ratio, partially offset by the impact on the expense ratio of the $90 earned premium adjustment in 2004.
2004 Compared to 2003
Underwriting results decreased $63, with a corresponding 3.8 point increase in the combined ratio from 99.3 to 103.1. Underwriting results of ($53) in 2004 included a $90 decrease in earned premiums under retrospectively rated policies. Before the decrease in earned premiums under retrospectively-rated policies, underwriting results improved by $27, principally driven by the following factors:
•	A $131 improvement in current accident year underwriting results, partially offset by
•	An $86 increase in current accident year catastrophe losses, principally due to losses incurred for hurricanes Charley, Frances, Ivan and Jeanne in the third quarter of 2004 and
•	A $17 increase in unfavorable prior accident year loss development. Prior accident year loss development of $69 in 2004 included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves and strengthening in large deductible workers’ compensation reserves and a release in other liability reserves, each approximately $150. Prior accident year loss development of $52 in 2003 consisted primarily of $20 of reserve strengthening for a few severe contract surety claims related to accident year 2002 and a $25 provision for anticipated settlements on reinsurance obligations for contracts outstanding at the time of the original acquisition of Reliance Group Holdings’ auto residual value portfolio in the third quarter of 2000.
Current accident year non-catastrophe underwriting results improved in all lines of business. The improvement in casualty, bond and professional liability was due to earned pricing increases exceeding loss costs. The improvement in property was due to low non-catastrophe property losses, despite a decline in earned pricing. The expense ratio for the year ended December 31, 2004 decreased over the prior year expense ratio due primarily to earned premium growth.
Outlook
Specialty Commercial is comprised of businesses that provide specialized or customized products within niche markets. Management expects each of these businesses to maintain underwriting discipline in 2006 in an increasingly competitive environment. Accordingly, written premium growth is not a primary objective for the Specialty Commercial segment. Rather, the Company will grow opportunistically where risks are adequately priced to achieve targeted returns. Management expects to grow written premium in 2006 primarily in property and professional liability. The growth in property will likely come from new business growth and written pricing increases. A decrease in the percentage of risks ceded to reinsurers will likely contribute to the growth in professional liability written premium. Largely offsetting this growth, casualty written premiums will likely decline given the non-renewal of a captive insurance program which represented $241 of written premium in 2005. The non-renewal of this program is not expected to have a significant impact on underwriting results.
Beginning in the fourth quarter of 2005, specialty property written pricing has been increasing in catastrophe prone areas and management expects rates to continue to increase in 2006. The written price increases reflect, in part, a medium-term forecast of increased hurricane frequency and severity as well as an increase in the cost of reinsurance. Although written pricing increases are expected for property and bond, written pricing decreases are expected for casualty and professional liability,
In 2006, management expects that the written pricing increases in property will yield a lower loss and loss adjustment expense ratio, provided that catastrophe property claim experience returns to expected levels. The level of catastrophe losses can have a significant impact on Specialty Commercial’s underwriting results, however, due to specialty property exposures in hurricane-prone areas. Specialty Commercial’s expense ratio will likely continue to vary significantly from period to period depending, in part, on the level of profit commissions and reinstatement premium recognized related to catastrophe activity and changes in business mix.
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
Operating Summary

	2005	2004	2003

Written premiums	$4	$(10)	$224
Change in unearned premium reserve	—	(34)	(146)

Earned premiums	4	24	370
Benefits, claims and claim adjustment expenses
Current year	—	36	302
Prior year	212	409	2,784

Total benefits, claims and claim adjustment expenses	212	445	3,086
Amortization of deferred policy acquisition costs	(3)	5	89
Insurance operating costs and expenses	21	22	35

Underwriting results	$(226)	$(448)	$(2,840)

Net investment income	283	345	336
Net realized capital gains	25	35	102
Other income (expense)	(1)	(37)	46
Income tax benefit (expense)	(10)	60	828

Net income (loss)	$71	$(45)	$(1,528)

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of the Company that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos, environmental and other exposures. The Other Operations book of business contains policies written from approximately the 1940s to 2003. The Company’s experience has been that this book of runoff business has, over time, produced significantly higher claims and losses than were contemplated at inception.
2005 Compared to 2004
Net income increased $116, driven by the following:
•	A $222 increase in underwriting results, primarily due to a $197 decrease in prior year loss development. Reserve development in 2005 included $85 of reserve strengthening for assumed reinsurance, $37 of environmental reserve strengthening, and a $20 increase in the allowance for uncollectible reinsurance. In 2004, reserve development was driven by a $181 provision for the reinsurance recoverable asset associated with older, long-term casualty liabilities, $170 of reserve strengthening for assumed reinsurance, and $75 of environmental reserve strengthening, which was partially offset by a $97 release of September 11 reserves.
•	A $62 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net claims and claim adjustment expenses paid in 2004 and 2005. Other Operations net investment income includes income earned on the separate portfolios of Heritage Holdings and its subsidiaries, and on the Hartford Fire invested asset portfolio, which is allocated between Ongoing Operations and Other Operations. The Company attributes capital and invested assets to each segment using an internally developed, risk-based capital attribution methodology.
•	A $70 decrease in income tax benefit (expense) reflecting an increase in income before taxes.
2004 Compared to 2003
Net loss decreased $1.5 billion, driven by the following:
•	A $2.4 billion increase in underwriting results, primarily due to a $2.4 billion decrease in prior year loss development. Reserve development in 2004 included a $181 provision for the reinsurance recoverable asset associated with older, long-term casualty liabilities, $170 of reserve strengthening for assumed reinsurance, and $75 of environmental reserve strengthening, which was partially offset by a $97 release of September 11 reserves. In 2003, reserve development was driven by $2.6 billion of asbestos reserve strengthening. The $346 decrease in earned premiums and related decrease of $266 in current year benefits, claims and claim adjustment expenses were the result of the Company’s decision to exit from the assumed reinsurance business in the second quarter of 2003.
•	A $768 decrease in income tax benefit reflecting a decrease in the loss before taxes.
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
Reserve Activity
Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental, or “all other”. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail or late-emerging liabilities. In addition, within the “all other” category of reserves, Other Operations records its allowance for future reinsurer insolvencies and disputes that might affect reinsurance collectibility associated with asbestos, environmental, and other claims recoverable from reinsurers.
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2005, 2004 and 2003.
Other Operations Claims and Claim Adjustment Expenses

2005	Asbestos	Environmental	All Other [1]	Total

Beginning liability — net [2] [3]	$2,471	$385	$2,514	$5,370
Claims and claim adjustment expenses incurred	29	52	131	212
Claims and claim adjustment expenses paid	(209)	(77)	(405)	(691)
Ending liability — net [2] [3]	$2,291 [4]	$360	$2,240	$4,891

2004

Beginning liability — net [2] [3]	$3,783	$400	$2,392	$6,575
Claims and claim adjustment expenses incurred	217	78	150	445
Claims and claim adjustment expenses paid [5]	(1,199)	(83)	(368)	(1,650)
Reclassification of allowance for uncollectible reinsurance	(330)	(10)	340	0

Ending liability — net [2] [3]	$2,471	$385	$2,514	$5,370

2003

Beginning liability — net	$1,107	$584	$2,436	$4,127
Claims and claim adjustment expenses incurred	2,609	(7)	484	3,086
Claims and claim adjustment expenses paid	(158)	(177)	(525)	(860)
Other [6]	225	0	(3)	222

Ending liability — net [2] [3]	$3,783	$400	$2,392	$6,575

[1]	“All Other” also includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $10 and $6, respectively, as of December 31, 2005, $13 and $9, respectively, as of December 31, 2004, and $11 and $8, respectively, as of December 31, 2003. Total net claim and claim adjustment expenses incurred in Ongoing Operations for the twelve months ended December 31, 2005, 2004, and 2003 includes $11, $13, and $13, respectively, related to asbestos and environmental claims. Total net claim and claim adjustment expenses paid in Ongoing Operations for the twelve months ended December 31, 2005, 2004, and 2003 includes $17, $11, and $12, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $3,845 and $432, respectively, as of December 31, 2005, $4,322 and $501, respectively, as of December 31, 2004, and $5,884 and $542, respectively, as of December 31, 2003.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $215 and $526, respectively, resulting in a one year net survival ratio of 10.7 and a three year net survival ratio of 4.4 (12.7 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[5]	Asbestos payments include payments pursuant to the MacArthur settlement.

[6]	Represents the transfer of reserves pursuant to the MacArthur settlement.
The Company has been evaluating and closely monitoring assumed reinsurance reserves in Other Operations. For the years ended December 31, 2004 and December 31, 2003, the Company booked unfavorable reserve development of $170 and $129, respectively, related to HartRe assumed reinsurance. The Company reviewed certain of HartRe’s assumed reinsurance reserves during the first and second quarters of 2005. Unfavorable trends continued into 2005 and, as a result, the Company increased reserves by $12 and $73 in the first and second quarters, respectively. The majority of the reserve strengthening of $85 was for assumed casualty reinsurance for the years 1997 through 2001. With the transfer of the HartRe assumed reinsurance business into Other Operations, the segment has exposure related to more recent assumed casualty reinsurance reserves, particularly for the underwriting years 1997 through 2001. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information from the ceding companies. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates. The Company completed an updated evaluation of HartRe’s assumed reinsurance reserves in the fourth quarter of 2005. The evaluation indicated no change in assumed reinsurance reserves. The Company currently expects to perform a review of its HartRe assumed reinsurance liabilities at least annually.
During the third quarters of 2005 and 2004, the Company completed its annual environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its domestic direct and assumed reinsurance accounts exposed to environmental liability. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. In both years, the Company found estimates for individual cases changed based upon the particular circumstances of each account, although the reviews found no apparent underlying cause or change in the claim environment. The net effect of these changes resulted in $37 and $75 increases in net environmental liabilities in 2005 and 2004, respectively.
During the second quarters of 2005 and 2004, the Company completed its annual evaluations of the reinsurance recoveries associated with older, long-term casualty liabilities reported in the Other Operations segment. In conducting these reviews, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment, including its estimate of future claims, the reinsurance arrangements in place and the years of potential reinsurance available. In each of these reviews, the Company also analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay, and contemplates recoveries under ceded reinsurance contracts and settlements of disputes that could be different than the ceded liabilities. As a result of the evaluation in the second quarter of 2005, the Company increased its allowance for uncollectible reinsurance by $20 to reflect deterioration in the credit ratings of certain reinsurers and the Company’s opinion as to the ability of certain reinsurers to pay claims in the future. As a result of the evaluation in the second quarter of 2004, the Company reduced its estimated net reinsurance recoverable by $181, which was comprised of a $126 reduction of ceded amounts and a $55 increase in the allowance for uncollectible reinsurance. In the second quarter of 2004, the Company also consolidated within the “all other” category its allowance for reinsurer credit quality and disputes that might affect reinsurance coverage associated with Other Operations into a single allowance.
As of December 31, 2005, the allowance for uncollectible reinsurance totals $335. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables in the second quarter of 2006. The Company is engaged in pending litigation in Connecticut Superior Court against certain of its upper-layer reinsurers under its Blanket Casualty Treaty (“BCT”). For discussion of the Company’s BCT litigation and the potential effect on the Company’s net reinsurance recoverables, see Note 12 of Notes to Consolidated Financial Statements. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
During the second quarter of 2005, the Company completed its annual asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation indicated no change in the overall gross or net reserves.
During the first quarter of 2004, the Company completed an updated gross asbestos reserve evaluation. As part of this evaluation, the Company also reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation indicated no change in the overall gross asbestos reserves.
On December 19, 2003, Hartford Accident and Indemnity Co. (“Hartford A&I”) entered into a settlement agreement with MacArthur Co. and its subsidiary, Western MacArthur Co. Under the settlement agreement, during the first quarter of 2004, Hartford A&I paid $1.15 billion into an escrow account owned by Hartford A&I. The funds were held in the escrow account until conditions precedent to the settlement occurred. On April 22, 2004, the funds were disbursed from the escrow account into a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The settlement payments were accounted for as a reduction in unpaid claim and claim adjustment expenses during the first quarter of 2004.
In the first quarter of 2003, several events occurred that in the Company’s view confirmed the existence of a substantial long-term deterioration in the asbestos litigation environment. As a result of these worsening conditions, the Company conducted a comprehensive evaluation of its asbestos exposures in an effort to project, beginning at the individual account level, the effect of these trends on the Company’s estimated total exposure to asbestos liability. Based on the Company’s evaluation of the deteriorating conditions, the Company strengthened its gross and net asbestos reserves by $3.9 billion and $2.6 billion, respectively. The reserve strengthening related primarily to policies effective in 1985 or prior years. The Company had incorporated an absolute asbestos exclusion in most of its general liability policies written after 1985.

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2005 of $2.7 billion ($2.3 billion and $360 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.0 billion to $3.1 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the “Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company classifies its asbestos and environmental reserves into three categories: direct insurance, assumed reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of the Company’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.
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
London Market exposures are the most uncertain of the three categories of claims. As a participant in the London Market (comprised of both Lloyd’s of London and London Market companies), certain subsidiaries of the Company wrote business on a subscription basis, with those subsidiaries’ involvement being limited to a relatively small percentage of a total contract placement. Claims are reported, via a broker, to the “lead” underwriter and, once agreed to, are presented to the following markets for concurrence. This reporting and claim agreement process makes estimating liabilities for this business the most uncertain of the three categories of claims.
The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
2005	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE

Gross
Direct	$349	$10	$50	$14
Assumed — Domestic	70	(4)	21	—
London Market	61	—	9	—

Total	480	6	80	14
Ceded	(271)	23	(3)	38

Net	$209	$29	$77	$52

2004

Gross
Direct [2]	$1,487	$(18)	$79	$75
Assumed — Domestic	66	30	19	—
London Market	22	—	19	—

Total	1,575	12	117	75
Ceded	(376)	205	(34)	3

Net	$1,199	$217	$83	$78

2003

Gross
Direct	$222	$3,109	$100	$3
Assumed — Domestic	53	585	16	(3)
London Market	40	286	17	(8)

Total	315	3,980	133	(8)
Ceded	(157)	(1,371)	44	1

Net	$158	$2,609	$177	$(7)

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross claim and claim adjustment expenses paid in Ongoing Operations for the twelve months ended December 31, 2005, 2004, and 2003 includes $23, $11, and $13, respectively, related to asbestos and environmental claims. Total gross claim and claim adjustment expenses incurred in Ongoing Operations for the twelve months ended December 31, 2005, 2004, and 2003 includes $17, $14, and $13, respectively, related to asbestos and environmental claims.

[2]	Reflects payments pursuant to the MacArthur settlement of $1.15 billion.

Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, please see the “Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The loss reserving assumptions, drawn from both industry data and the Company’s experience, have been applied over time to all of this business and have resulted in reserve strengthening or reserve releases at various times over the past decade. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2006 and environmental liabilities in the third quarter of 2006. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.
Outlook
The Other Operations segment will continue to manage the discontinued operations of The Hartford as well as claims (and associated reserves) related to asbestos, environmental and other exposures. The Hartford will continue to review various components of all of its reserves on a regular basis.
INVESTMENTS
General
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.
HIMCO’s security selection process is a multi-dimensional approach that combines independent internal credit research along with a macro-economic outlook of technical trends (e.g. interest rates, slope of the yield curve and credit spreads) and market pricing to identify valuation inefficiencies and relative value buying and selling opportunities. Security selection and monitoring is performed by asset class specialists working within dedicated portfolio management teams.
HIMCO portfolio managers may sell securities (except those securities in an unrealized loss position for which the Company has indicated its intent and ability to hold until the price recovers) due to portfolio guidelines or market technicals or trends. For example, the Company may sell securities to manage risk, capture market valuation inefficiencies or relative value opportunities, to remain compliant with internal asset/liability duration matching guidelines, or to modify a portfolio’s duration to capitalize on interest rate levels or the yield curve slope.
HIMCO believes that advantageously buying and selling securities within a disciplined framework, provides the greatest economic value for the Company over the long-term.
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains accounted for approximately 30%, 23% and 19% of the Company’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the percentage of consolidated revenues for 2005, as compared to the prior years, is primarily due to an increase in the value of equity securities held for trading.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 72% and 80% of the fair value of its invested assets as of December 31, 2005 and 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 18% and 16% of the fair value of its invested assets as of December 31, 2005 and 2004, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.
Valuation of Investments and Derivative Instruments
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of AOCI. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of mortgage loans, limited partnership interests and derivatives. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value.
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
Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s ABS and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2005 and 2004, primarily consisted of non-144A private placements and have an average duration of 5.0 and 4.8 years, respectively.
The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2005 and 2004.

	2005		2004
		Percentage of Total		Percentage of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$65,986	86.3%	$63,176	84.1%
Priced via broker quotations	2,728	3.6%	4,273	5.6%
Priced via matrices	5,452	7.1%	4,847	6.5%
Priced via other methods	211	0.3%	52	0.1%
Short-term investments [1]	2,063	2.7%	2,752	3.7%

Total	$76,440	100.0%	$75,100	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.
Valuation of Derivative Instruments
Derivative instruments are reported at fair value based upon either pricing valuation models, which utilize independent third party data as inputs, or broker quotations. Other than the GMWB rider and the associated reinsurance contracts, which are discussed in the Critical Accounting Estimates section of the MD&A under “Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives”, approximately 81% and 69% of derivatives, based upon notional values, were priced via valuation models, while the remaining 19% and 31% of derivatives were priced via broker quotations, as of December 31, 2005 and 2004, respectively.
Life
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Life”.

     The following table identifies the invested assets by type held in the general account as of December 31, 2005 and 2004.
Composition of Invested Assets

	2005		2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$50,812	63.7%	$50,531	73.5%
Equity securities, available-for-sale, at fair value	800	1.0%	525	0.8%
Equity securities held for trading, at fair value	24,034	30.1%	13,634	19.8%
Policy loans, at outstanding balance	2,016	2.5%	2,662	3.9%
Mortgage loans, at amortized cost	1,513	1.9%	923	1.3%
Limited partnerships, at fair value	431	0.6%	256	0.4%
Other investments	178	0.2%	185	0.3%

Total investments	$79,784	100.0%	$68,716	100.0%

Fixed maturity investments increased $281, or 1%, since December 31, 2004, primarily the result of positive operating cash flows, product sales and a decrease in long-term interest rates, substantially offset by an increase in short-term to intermediate-term interest rates, credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. Equity securities held for trading increased $10.4 billion, or 76%, since December 31, 2004, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. Policy loans decreased $646, or 24%, since December 31, 2004, as a result of certain policy loan surrenders. Mortgage loans increased $590, or 64%, since December 31, 2004, as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.
Investment Results
The following table summarizes Life’s investment results.

(Before-tax)	2005	2004	2003

Net investment income — excluding income on policy loans and equity securities held for trading	$2,854	$2,690	$1,831
Equity securities held for trading [1]	3,847	799	—
Policy loan income	144	186	210
Net investment income — total	$6,845	$3,675	$2,041
Yield on average invested assets [2]	5.7%	5.8%	6.0%

Gross gains on sale	$346	$359	$267
Gross losses on sale	(254)	(147)	(95)
Impairments	(37)	(25)	(162)
Japanese fixed annuity contract hedges, net [3]	(36)	3	—
Periodic net coupon settlements on credit derivatives/Japan	(32)	8	3
GMWB derivatives, net	(46)	8	6
Other, net [4]	34	(42)	7

Net realized capital gains (losses), before-tax	$(25)	$164	$26

[1]	Represents the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding income related to equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
2005 Compared to 2004 — Net investment income, excluding income on policy loans and equity securities held for trading, increased $164, or 6%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base as well as higher partnership income. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan. The higher partnership income was due to certain of the Company’s partnerships reporting higher market values and the result of certain partnerships liquidating their underlying investment holdings in the favorable market environment.
     Net investment income on equity securities held for trading for 2005 was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. Net investment income on equity securities held for trading for 2004 was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product as well as foreign currency appreciation in comparison to the U.S. dollar. The change in net investment income as compared to the prior year is primarily due to the performance of the underlying funds on a higher asset base.

For 2005, the yield on average invested assets was relatively consistent with the prior year. An increase in yield as a result of higher partnership income was offset by a reduction in yield due to lower policy loan income. Based upon forward interest rates as of December 31, 2005, Life expects the average before-tax new investment yield for fixed rate debt securities in 2006 to range from 5.1% to 5.3%, slightly below the current average portfolio yield. However, any slight decline in the average fixed rate debt security yield is expected to be offset by an average higher yield on variable rate securities as well as additional yield generated from diversifying into other asset types. Therefore, excluding partnership income and policy loan income, Life expects the yield on average invested assets for 2006 to be at or slightly higher than the 2005 level. If future interest rates differ from the forward rates as of December 31, 2005, the actual average new investment yields may be significantly different than yields currently expected.
Net realized capital losses were recognized for 2005 compared to net realized capital gains for 2004. The significant components driving the changes in net realized capital gain and loss amounts between 2005 and 2004 include lower net gains on the sale of fixed maturity securities, losses associated with GMWB derivatives, Japanese fixed annuity contract hedges and periodic net coupon settlements. These losses were offset in part by gains in Other, net which was primarily related to changes in the value of non-qualifying foreign currency swaps. The circumstances giving rise to the changes in these components are as follows:
•	The lower net gains on fixed maturity sales in 2005 were primarily the result of rising interest rates and losses associated with a major automotive manufacturer. See additional discussion of the gross gains and losses on sales below. If interest rates remain at current levels or rise during 2006, or credit spreads widen, net realized capital gains on fixed maturity sales for 2006 will likely be lower than the 2005 levels. The losses associated with the GMWB derivatives were primarily driven by changes in the GMWB rider valuation assumptions in the fourth quarter of 2005. For further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk Management section of the MD&A under “Market Risk-Life”.
•	The Japanese fixed annuity contract hedges amount consists of the foreign currency transaction remeasurements associated with the yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost but the associated derivatives to be reported at fair value. The net realized capital losses in 2005 resulted from rising Japanese interest rates, and in the first half of the year, a decrease in U.S. interest rates. For additional discussion of the Japanese fixed annuity contract hedges see the Capital Markets Risk Management section of the MD&A under “Market Risk-Life” and Note 4 of Notes to Consolidated Financial Statements. The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for 2005 is associated with the Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates. The Japanese fixed annuity product was first offered by the Company in the fourth quarter 2004. The adverse change in 2005 in comparison to 2004 primarily resulted from a full year of the Japanese fixed annuity product swap accruals in 2005.
In 2005, gross gains were primarily within fixed maturities and included corporate, foreign government securities and CMBS. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening since the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates and to capture gains resulting from credit spread tightening since the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase.
In 2005, gross losses on sales were primarily within the corporate sector. Gross losses for 2005 included $27 of losses on sales of securities related to a major automotive manufacturer, that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flows of the issuer primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $6 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2%, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.
2004 Compared to 2003 — Net investment income, excluding income on policy loans and equity securities held for trading, increased $859, or 47%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the prior year, and an increase in income from prepayment penalties primarily associated with CMBS and yield adjustments related to changes in prepayment speeds associated with MBS held at a premium or discount. These increases were partially offset by a decrease in the average new invested assets yield and the repositioning of the portfolio into higher quality assets as described below.
The increase in the average invested assets base, as compared to the prior year, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, assets acquired in the CNA acquisition and operating cash flows. Income earned on separate account assets reclassified to the general account, excluding equity securities held for trading, was $619 for 2004. Income earned on assets acquired in the CNA transaction was $116 for 2004.
During 2004, the yield on average invested assets decreased from the prior year as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in 2004 of approximately 4.9%, before-tax, was below the average portfolio yield.
Net realized capital gains during 2004 increased by $138 compared to the prior year, primarily the result of lower other-than-temporary impairments. For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.
In 2004, gross gains were realized as fixed maturity credit spreads tightened and portions of the Life investment portfolios were repositioned into higher quality assets where the Company believed greater relative value existed. Credit spreads tightened primarily due to improved credit quality, market liquidity and demand for higher yielding assets, as well as the relatively low interest rate environment. It is expected that the higher quality assets will provide greater liquidity if the credit environment and issuer default rates return to historical norms. In addition, foreign government securities were sold, primarily in the first and fourth quarters of 2004, to reduce the portfolios’ exposure to foreign holdings and realize gains associated with the decline in value of the U.S. dollar against foreign currencies.
In 2004, securities sold at a loss were predominantly corporate securities, U.S. government securities, certain ABS and CMBS with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 5%, which under the Company’s impairment policy, were deemed to be depressed only to a minor extent. In 2003, no single security was sold at a loss in excess of $8.
Separate Account Products
Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company’s separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts wherein the Company contractually guarantees either a minimum return or the account value to the policyholder.
Investment objectives for non-guaranteed separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities (except those sold in Japan), variable universal life insurance contracts and variable corporate owned life insurance. The assets and liabilities associated with variable annuity products sold in Japan do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company. Therefore, these assets are included with the Company’s general account assets effective January 1, 2004. As of December 31, 2005 and 2004, the Company’s non-guaranteed separate accounts totaled $150.9 billion and $140.0 billion, respectively.
Guaranteed separate accounts primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of these assets is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Life”. Effective January 1, 2004, the guaranteed separate accounts are included with the Company’s general account assets.
Property & Casualty
The primary investment objective for Property & Casualty’s Ongoing Operations segment is to maximize economic value while generating sufficient after-tax income to meet policyholder and corporate obligations. For Property & Casualty’s Other Operations segment, the investment objective is to ensure the full and timely payment of all liabilities. Property & Casualty’s investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.
The following table identifies the invested assets by type held as of December 31, 2005 and 2004.

Composition of Invested Assets
	2005		2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$25,330	94.3%	$24,410	95.6%
Equity securities, available-for-sale, at fair value	661	2.5%	307	1.2%
Real estate/Mortgage loans, at amortized cost	220	0.8%	253	1.0%
Limited partnerships, at fair value	237	0.9%	177	0.7%
Other investments	405	1.5%	379	1.5%

Total investments	$26,853	100.0%	$25,526	100.0%

During 2005, fixed maturities increased $920, or 4%, primarily due to positive operating cash flow and a decrease in long-term interest rates, partially offset by an increase in short-term to intermediate-term interest rates, credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities.

Investment Results
The following table below summarizes Property & Casualty’s investment results.

(Before-tax)	2005	2004	2003

Net investment income, before-tax	$1,365	$1,248	$1,172
Net investment income, after-tax [1]	$1,016	$932	$889
Yield on average invested assets, before-tax [2]	5.5%	5.4%	5.5%
Yield on average invested assets, after-tax [1] [2]	4.1%	4.1%	4.2%

Gross gains on sale	$163	$210	$397
Gross losses on sale	(110)	(83)	(125)
Impairments	(10)	(13)	(38)
Periodic net coupon settlements on credit derivatives	—	9	18
Other, net [3]	1	10	1

Net realized capital gains, before-tax	$44	$133	$253

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.
2005 Compared to 2004 — Before-tax net investment income increased $117, or 9%, and after-tax net investment income increased $84, or 9%, compared to the prior year. The increases in net investment income were primarily due to income earned on a higher average invested assets base as well as higher partnership income. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows. The higher partnership income was due to certain of the Company’s partnerships reporting higher market values and the result of certain partnerships liquidating their underlying investment holdings in the favorable market environment.
In 2005, the yield on average invested assets increased from the prior year as a result of higher partnership income. Excluding partnership income, the yield on average invested assets for 2005 was relatively consistent with the prior year. Based upon forward interest rates as of December 31, 2005, Property & Casualty expects the average before-tax new investment yield for fixed rate debt securities in 2006 to range from 5.1% to 5.3%, slightly below the current average portfolio yield. However, any slight decline in the average fixed rate debt security yield is expected to be offset by an average higher yield generated from diversifying into other asset types. Therefore, excluding partnership income, Property & Casualty expects the yield on average invested assets for 2006 to be at or slightly higher than the 2005 level. If future interest rates differ from the forward rates as of December 31, 2005, the actual average new investment yields may be significantly different than yields currently expected.
Net realized capital gains for 2005 decreased $89 as compared to the prior year primarily due to lower net realized gains on fixed maturity securities, lower periodic net coupon settlements on credit derivatives, as well as net losses on non-qualifying derivatives in 2005 compared to net gains in 2004. If interest rates remain at current levels or increase during 2006, or credit spreads widen, net realized capital gains would likely be lower than the 2005 levels.
In 2005, gross gains on sales were primarily within fixed maturities and were concentrated in the corporate and foreign government sectors and were the result of decisions to reposition the portfolio due to credit spread tightening in certain sectors and changes in foreign currency exchange rates. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold to reposition the corporate holdings into higher quality securities. Foreign securities were sold to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates. Also, certain foreign government securities appreciated in price and were sold to capture gains resulting from credit spread tightening since the date of purchase.
In 2005, gross losses were primarily within corporate and foreign government securities. Included in the corporate gross losses for 2005 are losses on sales of securities related to a major automotive manufacturer of $10 that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flows of the issuer primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $3 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2%, which under the Company’s impairment policy, was deemed to be depressed only to a minor extent.
2004 Compared to 2003 — Before-tax net investment income increased $76, or 6%, and after-tax net investment income increased $43, or 5%, compared to the prior year. The increases in net investment income were primarily due to income earned on a higher average invested assets base in 2004, as compared to prior year, partially offset by a decrease in the average new invested assets yield and the repositioning of the portfolio into higher quality assets as described below.
In 2004, the yield on average invested assets decreased slightly from the prior year as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment. Since the Company invests primarily in long-term fixed rate debt securities, changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new asset purchases in 2004 of approximately 4.9%, before-tax, was below the average portfolio yield.

Net realized capital gains for 2004 decreased $120 as compared to the prior year as a result of lower net realized gains on sales of fixed maturity securities, partially offset by lower other-than-temporary impairments. For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.
In 2004, gross gains were realized as fixed maturity credit spreads tightened and portions of the Property & Casualty portfolios were repositioned into higher quality assets where HIMCO believed greater relative value existed. Credit spreads tightened primarily due to improved credit quality, market liquidity and demand for higher yielding assets, as well as the relatively low interest rate environment. It is expected that the higher quality assets will provide greater liquidity if the credit environment and issuer default rates return to historical norms. In addition, foreign government securities were sold, primarily in the first and fourth quarters of 2004, to reduce the portfolios’ exposure to foreign holdings and realize gains associated with the decline in value of the U.S. dollar against foreign currencies.
In 2004, securities sold at a loss were predominantly corporate securities, U.S. government securities, certain ABS and CMBS with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 5%, which under the Company’s impairment policy were deemed to be depressed only to a minor extent. In 2003, no Property & Casualty security was sold at a loss in excess of $10.
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of December 31, 2005 and 2004, Corporate held $298 and $159, respectively, of fixed maturity investments. In addition, Corporate held $7 of other investments as of December 31, 2004.
Investment Management Activities
HIMCO serves as collateral manager for four synthetic collateralized loan obligation trusts and a recently issued continuously offered ERISA-eligible institutional fund (collectively, “synthetic CLOs”) that invests in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). HIMCO assumed collateral manager responsibilities for two of the synthetic CLOs in 2004 and subsequently sponsored and issued three additional synthetic CLOs (one in 2004 and two in 2005). The outstanding notional value of the referenced bank loan portfolios from the five synthetic CLOs was $1.7 billion and $1.1 billion as of December 31, 2005 and 2004, respectively.
As of December 31, 2005 and 2004, the synthetic CLOs had issued approximately $290 and $185 of notes and preferred shares (“CLO issuances”), respectively. The proceeds from the CLO issuances are invested in collateral accounts consisting of high credit quality securities and/or bank loans that are pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps. Approximately $240 and $170 of the CLO issuances were held by third party investors as of December 31, 2005 and 2004, respectively. The third party investors in the synthetic CLOs have recourse only to the synthetic CLOs’ assets and not to the general credit of the Company. Accordingly, the Company’s financial exposure to these synthetic CLOs is limited to its direct investment in certain notes and preferred shares issued by the synthetic CLOs and loss of management fees.
Pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”), the Company has concluded that the five synthetic CLOs are variable interest entities (“VIEs”) and for two of the synthetic CLOs, the Company is the primary beneficiary and must consolidate these synthetic CLOs. Accordingly, the Company has reflected the assets and liabilities of two synthetic CLOs in its consolidated financial statements. As of December 31, 2005, the Company recorded $75 of cash and fixed maturities, total return swaps with a fair value of $2 in other investments and $42 in other liabilities related to the CLO issuances in its consolidated balance sheets. As of December 31, 2004, the Company recorded in the consolidated balance sheets $65 of cash and fixed maturities, total return swaps with a fair value of $3 in other investments and $52 related to the CLO issuances in other liabilities. The Company’s investments and accrued management fees in the consolidated synthetic CLOs, which is its maximum exposure to loss, was $35 and $14, as of December 31, 2005 and 2004, respectively.
Under FIN 46R, the Company is not deemed to be the primary beneficiary of the other three synthetic CLOs managed by HIMCO, one of which was issued in 2005. As a result, these synthetic CLOs are not consolidated by the Company. The Company’s maximum exposure to loss from the non-consolidated synthetic CLOs (consisting of the Company’s investments and accrued management fees) was approximately $21 and $3 as of December 31, 2005 and 2004. The collateral management fees earned by HIMCO for the three non-consolidated synthetic CLOs totaled $6 and $3 for the years ended December 31, 2005 and 2004, respectively, and are reported in other income in the consolidated statements of operations.
The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIEs. The qualitative considerations included the Company’s co-investment in relation to the total CLO issuance. The quantitative analysis included calculating the variability of the CLO issuance based upon statistical techniques utilizing historical normalized default and recovery rates for the average credit quality of the initial referenced bank loan portfolio.

Other-Than-Temporary Impairments
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current market value and a realized loss is recorded in the Company’s consolidated statements of operations. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.
The following table identifies the Company’s other-than-temporary impairments by type.

	2005	2004	2003

ABS	$5	$13	$101
Commercial mortgages	—	3	—
CMBS/Collateralized mortgage obligations (“CMOs”)	1	3	5
Corporate	32	5	56
Equity	9	12	30
MBS – interest only securities	—	2	8

Total other-than-temporary impairments	$47	$38	$200

The decrease in other-than-temporary impairments during 2004 and 2005 in comparison to 2003 levels is due to an improvement in the corporate credit environment, general economic conditions and operating fundamentals, and improved pricing levels for ABS. In general, security issuers’ operating fundamentals have improved due to reduced company leverage, improved liquidity and the successful implementation of various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.
Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase during 2006 or credit spreads widen, other-than-temporary impairments for 2006 may be higher than the 2005 levels. For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section of the MD&A.
The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2005, 2004 and 2003, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.
2005
During 2005 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. Other-than-temporary impairments recorded on ABS primarily related to deterioration of the underlying collateral supporting several securities and included $3 recorded on aircraft lease receivables related to one major U.S. carrier. These receivables are secured by certain older aircraft that recently experienced a significant decline in value. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by one highly-rated financial services company. These securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. Other-than-temporary impairments recorded on corporate securities were primarily the result of the Company’s uncertainty regarding its intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery, not to the Company’s expectations regarding the issuers’ payments based upon the contractual terms of the securities. The circumstances giving rise to the decline in value of these corporate securities since the date of purchase and potential impact on other material holdings of these issuers are as follows:
•	Approximately $15 of other-than-temporary impairments recorded on corporate securities related to three Canadian paper companies. These companies’ operations have recently suffered from high energy prices and falling demand, in part due to the appreciation of the Canadian dollar in comparison to the U.S. dollar. These investments continue to perform in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $96 of securities issued by these three companies in a total net unrealized loss position of $5. Substantially all of the securities in an unrealized loss position, as of December 31, 2005, were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.

•	Also included in the corporate securities other-than-temporary impairment amount for 2005 was $9 recorded on securities related to two major automotive manufacturers. The market values of these securities had fallen due to a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service burden. These investments continue to perform in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $137 of securities issued by these two companies in a total net unrealized loss position of $7. Substantially all of the securities in an unrealized loss position, as of December 31, 2005, were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.

2004
During 2004 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. In aggregate, other-than-temporary impairments recorded on ABS primarily related to the decline in market values of certain previously impaired securities. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by two highly rated financial services companies. These securities are variable rate securities with unique structural interest rate reset characteristics that have sustained a decline in market value for an extended period of time primarily as a result of the increase in short-term interest rates after the security’s interest rate reset period. As of December 31, 2004, the Company did not hold other perpetual preferred securities in an unrealized loss position with similar interest rate reset characteristics.
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
•	Approximately $25 of impairments on corporate fixed maturities were within the food and beverage sector and related to securities issued by the Italian dairy concern, Parmalat SpA. Parmalat filed for bankruptcy in December 2003 due to liquidity problems when it was discovered that 4 billion euros of liquid investments previously reported on its balance sheet were non-existent.
The following list identifies ABS and equity impairment losses recognized in 2003 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral or equity security types. The circumstances giving rise to those losses are as follows:
•	Within ABS other-than-temporary impairments, there were approximately $31 of collateralized debt obligations (“CDOs”) and $29 of aircraft lease receivables. The CDO impairments consisted of approximately ten securities, the majority of which were interests in the lower tranches of securities backed by high yield corporate debt and were primarily the result of continued high default rates in 2003 and lower recovery rates on the CDOs’ underlying collateral. The aircraft lease receivable impairments primarily consisted of investments in lower tranches of five transactions. These securities are supported by aircraft leases and enhanced equipment trust certificates issued by multiple airlines that had sustained a steep decline in market value and adverse change in expected cash flows due to continued lower aircraft lease rates, airline bankruptcies and the prolonged decline in airline travel.

•	The $30 of the other-than-temporary impairments recorded on equity securities primarily related to various diversified mutual funds. The market values of these funds had fallen since the date of purchase due to declines in primarily the equity markets and were not expected to recover within a reasonable period of time. Due to the severity of the price depression and length of time the holdings were in an unrealized loss position, these securities were deemed to be other-than-temporarily impaired.
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
The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies and is supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established Company limits and are monitored on a regular basis.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 4 of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated Aa/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts, other than exchange traded contracts and currency forward contracts, be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
In addition to counterparty credit risk, the Company periodically enters into swap agreements in which the Company assumes credit exposure from or reduces credit exposure to a single entity, referenced index or asset pool. Summaries of these derivatives are as follows:
•	Total return swaps and credit spreadlocks involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value. As of December 31, 2005 and 2004, the notional value of total return swaps and credit spreadlocks totaled $1.9 billion and $1.5 billion, respectively, and the fair value totaled $5 and $6, respectively.

•	Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure, will only make a payment when there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy. As of December 31, 2005 and 2004, the notional value of these credit default swaps, which exposed the Company to credit risk, totaled $700 and $447, respectively, and the swap fair value totaled $(4) and $3, respectively. As of December 31, 2005, the average S&P rating for these referenced security issuer debt obligations is A-.

•	The Company also uses credit default swaps to reduce its credit exposure by entering into agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. Alternatively, the derivative counterparty may be required to purchase the referenced security at a predetermined value. The Company enters into these agreements as an efficient means to reduce credit exposure to the specified issuers. As of December 31, 2005 and 2004, the notional value of these credit default swaps totaled $254 and $215, respectively, and the swap fair value totaled $2 and $(1), respectively. As of December 31, 2005, the average S&P rating for these referenced securities issuers is BBB.
Fixed Maturities
The following table identifies fixed maturity securities by type on a consolidated basis as of December 31, 2005 and 2004.

Consolidated Fixed Maturities by Type
	2005							2004
					Percent						Percent
					of Total						of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized		Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains		Losses	Value	Value

ABS	$7,907	$60	$(89)	$7,878	10.3%	$7,446	$95		$(72)	$7,469	9.9%
CMBS	12,930	234	(162)	13,002	17.0%	11,306	475		(33)	11,748	15.6%
Collateralized mortgage obligations (“CMOs”)	993	3	(6)	990	1.3%	1,218	12		(3)	1,227	1.6%
Corporate
Basic industry	3,086	107	(49)	3,144	4.1%	3,143	234		(9)	3,368	4.5%
Capital goods	2,308	103	(28)	2,383	3.1%	2,053	159		(10)	2,202	3.0%
Consumer cyclical	2,910	91	(56)	2,945	3.8%	3,264	207		(13)	3,458	4.6%
Consumer non-cyclical	3,164	139	(37)	3,266	4.3%	3,394	245		(12)	3,627	4.8%
Energy	1,545	118	(12)	1,651	2.2%	1,770	147		(5)	1,912	2.5%
Financial services	9,413	350	(84)	9,679	12.7%	8,779	589		(33)	9,335	12.4%
Technology and communications	4,256	239	(58)	4,437	5.8%	4,940	440		(15)	5,365	7.2%
Transportation	850	33	(9)	874	1.1%	769	52		(2)	819	1.1%
Utilities	4,043	182	(44)	4,181	5.5%	3,361	302		(13)	3,650	4.9%
Other	1,444	33	(19)	1,458	1.9%	1,001	69		(5)	1,065	1.4%
Government/Government agencies
Foreign	1,378	96	(7)	1,467	1.9%	1,648	153		(5)	1,796	2.4%
United States	877	27	(6)	898	1.2%	1,116	22		(6)	1,132	1.5%
MBS – agency	3,914	7	(60)	3,861	5.0%	2,774	29		(4)	2,799	3.7%
Municipal Taxable	1,155	52	(8)	1,199	1.6%	919	34		(9)	944	1.3%
Tax-exempt	10,486	549	(16)	11,019	14.4%	9,670	726		(3)	10,393	13.8%
Redeemable preferred stock	44	1	—	45	0.1%	36	3		—	39	0.1%
Short-term	2,063	—	—	2,063	2.7%	2,752	—		—	2,752	3.7%

Total fixed maturities	$74,766	$2,424	$(750)	$76,440	100.0%	$71,359	$3,993		$(252)	$75,100	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of December 31, 2005, in comparison to December 31, 2004, were primarily impacted by changes in interest rates as well as credit spread movements, changes in foreign currency exchange rates and security sales. The Company’s fixed maturity gross unrealized gains decreased $1.6 billion and gross unrealized losses increased $498 from December 31, 2004 to December 31, 2005, primarily due to an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by a decrease in long-term interest rates and other-than-temporary impairments taken during the year. Gross unrealized gains and losses were reduced by securities sold in a gain or loss position, respectively.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
Investment sector allocations as a percentage of total fixed maturities have changed since December 31, 2004, with a shift from certain corporate and short-term securities to CMBS due to their attractive yields relative to credit quality and MBS due to their relatively low risk profile and attractive spreads. The shift from corporate securities was primarily a result of capturing gains within the technology and communications sector due to credit spreads tightening as well as divesting securities that could be adversely impacted by issuers recapitalizing, pushing the Company’s interest lower in the repayment priority (e.g. leveraged buy-outs) or issuer capital uses that would not benefit the Company’s debt holders position (e.g. share repurchases). Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of December 31, 2005 and 2004, 22% and 19%, respectively, of the fixed maturities were invested in private placement securities, including 15% and 12%, respectively, in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the January 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 4.50%, a 225 basis point increase from year-end 2004 levels. The FOMC stated that although recent economic data has been uneven, the expansion in economic activity appears solid, core inflation has stayed relatively low in recent months and longer-term inflation expectations remain contained. They noted that some further increases may be needed to keep the risks to the attainment of both sustainable economic growth and price stability roughly in balance. The Company believes the Federal Reserve is approaching the end of its rate tightening cycle with an increase or two possible during the first half of 2006. Ultimately, the level of rate increases will be largely dependent on future inflationary data. The risk of inflation could increase for a number of reasons including an increase in energy and commodity prices, an acceleration of wage rates, a slow down of productivity growth, an increase in U.S. budget or trade deficits or the U.S. dollar significantly depreciating in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
The following table identifies fixed maturities by credit quality on a consolidated basis as of December 31, 2005 and 2004. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
		2005			2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,720	$5,686	7.4%	$5,109	$5,160	6.9%
AAA	19,414	19,837	26.0%	17,984	18,787	25.0%
AA	9,901	10,143	13.3%	8,479	8,935	11.9%
A	18,232	18,914	24.7%	17,156	18,382	24.5%
BBB	16,560	16,892	22.1%	16,861	17,912	23.8%
BB & below	2,876	2,905	3.8%	3,018	3,172	4.2%
Short-term	2,063	2,063	2.7%	2,752	2,752	3.7%

Total fixed maturities	$74,766	$76,440	100.0%	$71,359	$75,100	100.0%

As of December 31, 2005 and 2004, 96% and 95%, respectively, or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the BIG fixed maturities by type as of December 31, 2005 and 2004.

Consolidated BIG Fixed Maturities by Type
		2005			2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

ABS	$298	$264	9.1%	$257	$228	7.2%
CMBS	105	121	4.2%	154	166	5.3%
Corporate
Basic industry	302	298	10.2%	327	347	11.0%
Capital goods	177	175	6.0%	180	181	5.7%
Consumer cyclical	376	371	12.8%	227	242	7.6%
Consumer non-cyclical	252	257	8.8%	250	263	8.3%
Energy	139	136	4.7%	91	96	3.0%
Financial services	17	17	0.6%	23	24	0.8%
Technology and communications	324	340	11.7%	470	508	16.0%
Transportation	24	23	0.8%	12	13	0.4%
Utilities	259	267	9.2%	456	486	15.3%
Foreign government	503	535	18.4%	484	531	16.7%
Other	100	101	3.5%	87	87	2.7%

Total fixed maturities	$2,876	$2,905	100.0%	$3,018	$3,172	100.0%

As of December 31, 2005 and 2004, the Company held no issuer of a BIG security with a fair value in excess of 4% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2004, as a result of a decision to reduce exposure to lower credit quality assets resulting from the securities’ significant credit spread tightening and re-investment in higher quality securities.
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of December 31, 2005 and 2004, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
		2005			2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$17,986	$17,704	$(282)	$7,572	$7,525	$(47)
Greater than three months to six months	5,143	5,013	(130)	573	567	(6)
Greater than six months to nine months	1,061	1,036	(25)	3,405	3,342	(63)
Greater than nine months to twelve months	3,001	2,907	(94)	462	445	(17)
Greater than twelve months	5,053	4,826	(227)	2,417	2,285	(132)

Total	$32,244	$31,486	$(758)	$14,429	$14,164	$(265)

The increase in the unrealized loss amount since December 31, 2004, is primarily the result of an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities offset in part by asset sales, a decrease in long-term interest rates and other-than-temporary impairments taken during the year. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.
The average security unrealized loss at December 31, 2005 and 2004, as a percentage of amortized cost was less than 3% and 2%, respectively. As of December 31, 2005 and 2004, fixed maturities represented $750, or 99%, and $252, or 95%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities, as of December 31, 2005 and 2004, with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to EITF Issue No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of December 31, 2005 and 2004, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded. For further discussion of the other-than-temporary impairments criteria, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.
The Company held no securities of a single issuer that were at an unrealized loss position in excess of 6% and 5%, respectively, of the total unrealized loss amount as of December 31, 2005 and 2004.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2005 and 2004 are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
		2005				2004
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$204	$152	$(52)	15.0%	$227	$172	$(55)	25.9%
CDOs	25	24	(1)	0.3%	76	72	(4)	1.9%
Credit card receivables	162	160	(2)	0.6%	88	86	(2)	0.9%
Other ABS	727	713	(14)	4.0%	502	496	(6)	2.8%
CMBS	1,961	1,902	(59)	17.1%	896	878	(18)	8.5%
Corporate
Basic industry	501	480	(21)	6.1%	355	347	(8)	3.8%
Consumer cyclical	459	434	(25)	7.2%	277	269	(8)	3.8%
Consumer non-cyclical	418	401	(17)	4.9%	436	425	(11)	5.2%
Financial services	1,847	1,796	(51)	14.7%	1,271	1,234	(37)	17.5%
Technology and communications	481	458	(23)	6.7%	435	421	(14)	6.6%
Transportation	40	39	(1)	0.3%	31	31	—	—
Utilities	246	235	(11)	3.2%	324	313	(11)	5.2%
Other	553	526	(27)	7.8%	453	437	(16)	7.5%
Other securities	1,491	1,449	(42)	12.1%	913	891	(22)	10.4%

Total	$9,115	$8,769	$(346)	100.0%	$6,284	$6,072	$(212)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2004, was primarily driven by an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by security sales, a decrease in long-term interest rates and other-than-temporary impairments taken during the year. With the exception of ABS security types, the majority of the securities in an unrealized loss position for six months or more as of December 31, 2005, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses at December 31, 2005 were CMBS, ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — The CMBS in an unrealized loss position as of December 31, 2005, were primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Aircraft lease receivables — The Company’s holdings are ABS secured by leases on aircraft. The decline in the fair values of these securities is primarily attributable to the high risk premium associated with the increase in volatility of airline travel demand in recent years, lack of market liquidity in this sector and long term to maturity of these securities. In recent years, aircraft demand and lease rates have improved as a result of an increase in worldwide travel. However, the continuing difficulties experienced by several major U.S. domestic airlines due to high operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector. Based on the Company’s projections of future cash flows under distressed scenarios, the Company expects to recover the full contractual principal and interest payments of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
Financial services — As of December 31, 2005, the Company held approximately 200 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2005 and 2004. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2005 and 2004, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for BIG and equity securities on a consolidated basis as of December 31, 2005 and 2004.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
		2005			2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$686	$657	$(29)	$326	$322	$(4)
Greater than three months to six months	252	242	(10)	33	32	(1)
Greater than six months to nine months	170	165	(5)	174	165	(9)
Greater than nine months to twelve months	89	85	(4)	81	75	(6)
Greater than twelve months	353	309	(44)	285	240	(45)

Total	$1,550	$1,458	$(92)	$899	$834	$(65)

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2004 to December 31, 2005, was primarily the result of the increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by asset sales, a decrease in long-term interest rates and other-than-temporary impairments taken during the year. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.
The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2005 and 2004 are presented in the following table.

Consolidated Available-for-Sale BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type
		2005				2004
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$119	$89	$(30)	56.6%	$129	$96	$(33)	55.0%
CDOs	2	1	(1)	1.9%	27	25	(2)	3.3%
Credit card receivables	—	—	—	—	8	8	—	—
Other ABS	18	16	(2)	3.8%	11	10	(1)	1.7%
Corporate
Basic industry	73	72	(1)	1.9%	24	23	(1)	1.7%
Consumer cyclical	92	89	(3)	5.6%	9	9	—	—
Consumer non-cyclical	27	26	(1)	1.9%	3	3	—	—
Financial services	92	89	(3)	5.6%	169	158	(11)	18.3%
Technology & communication	52	50	(2)	3.8%	61	57	(4)	6.7%
Utilities	26	24	(2)	3.8%	37	34	(3)	5.0%
Other	108	101	(7)	13.2%	46	41	(5)	8.3%
Other securities	3	2	(1)	1.9%	16	16	—	—

Total	$612	$559	$(53)	100.0%	$540	$480	$(60)	100.0%

The decrease in the consolidated available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2004, was primarily the result of other-than-temporary impairments taken during the year, asset sales and a decrease in long-term interest rates partially offset by the increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
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

Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, equity prices or foreign currency exchange rates.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation of the liabilities and the supporting investments, including derivative instruments under various market scenarios. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration and key rate duration. Duration is the weighted average term-to-maturity of a security’s cash flows, and is used to approximate the percentage change in the price of a security for a 100 basis point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.
To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. ABS, CMOs and MBS are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of Aa with maturities between zero and thirty years. Declines in long-term interest rates have had a negative impact on the funded status of the plans. For a further discussion of interest rate risk associated with the plans, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 17 of Notes to Consolidated Financial Statements.
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
Since the Company matches, and actively manages its assets and liabilities, an interest environment with an inverted yield curve (i.e. short-term interest rates are higher than intermediate-term or long-term interest rates) does not significantly impact the Company’s profits or operations. As noted above, the absolute level of interest rates is more significant than the shape of the yield curve.
Equity Risk
The Company does not have significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Life’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, Life offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline. For a further discussion, see Life Equity Risk in this section of the MD&A.
The Company is also subject to equity risk based upon the expected long-term rate of return assumption associated with the Company’s pension and other postretirement benefit obligations. The Company determines the long-term rate of return assumption for the plans’ portfolio based upon an analysis of historical returns. Declines in equity returns have had a negative impact on the funded status of the plans.
Foreign Currency Exchange Risk
The Company’s currency exchange risk is related to non—U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in the Japanese Life operation, its GMDB and GMIB benefits associated with its Japanese variable annuities, and a yen denominated individual fixed annuity product. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

Derivative Instruments
The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements to mitigate interest rate, equity market or foreign currency exchange rate risk or volatility.
Interest rate swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon rates and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike interest rate or falls below the floor strike interest rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception and no principal payments are exchanged.
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
Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk at December 31, 2005 and 2004, were $62.9 billion and $54.1 billion, respectively. The increase in the derivative notional amount during 2005 was primarily due to the embedded derivatives associated with the GMWB product feature. For further information, see Note 4 of Notes to Consolidated Financial Statements.
The following discussions focus on the key market risk exposures within Life and Property & Casualty portfolios.
Life
Life is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets while generating sufficient after-tax income to support policyholder and corporate obligations. Life’s fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, Life’s operations are significantly influenced by changes in the equity markets. Life’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Life’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, the investment in the Japanese Life operation and certain foreign currency based individual fixed annuity contracts, and its GMDB and GMIB benefits associated with its Japanese variable annuities.
Interest Rate Risk
Life’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact Life’s profitability. In certain scenarios where interest rates are volatile, Life could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
Life’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and CMOs. The fair value of Life’s fixed maturities was $50.8 billion and $50.5 billion at December 31, 2005 and 2004, respectively. The fair value of Life’s fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on MBS and CMOs increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to re-invest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 5.3 and 5.0 years as of December 31, 2005 and 2004, respectively. In 2005, the duration of certain Life portfolios were modestly lengthened, which generated additional interest income.
Liabilities
Life’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of Life’s variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-term to intermediate-term.
While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.
The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e. the annuitant is currently receiving benefits thereon) and short-term and long-term disability contracts. The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Average contract duration can range from less than one year to typically up to fifteen years.
Derivatives
Life utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.
Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company’s fixed maturity investments.
At December 31, 2005 and 2004, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $10.6 billion and $9.9 billion, respectively ($7.5 billion and $7.7 billion, respectively, related to investments and $3.1 billion and $2.2 billion, respectively, related to life liabilities). The fair value of these derivatives was $(22) and $41 as of December 31, 2005 and 2004, respectively.
Calculated Interest Rate Sensitivity
The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and certain other insurance product liabilities (e.g. short-term and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by Life, are included in the following table along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by Life to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Non-guaranteed separate account assets and liabilities and equity securities held for trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The hypothetical calculation of the estimated change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2005		2004
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$(48)	$10	$(73)	$15

The fixed liabilities included above represented approximately 45% and 50% of Life’s general account liabilities as of December 31, 2005 and 2004, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.
The after-tax change in fair value of the invested asset portfolios that support certain universal life-type contracts and other insurance contracts are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities.

The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Fair Value As of December 31,
	2005		2004
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$471	$(451)	$501	$(491)

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
Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans, Institutional and International and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.
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
In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which, generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation in both product design and in equity market risk management and that, in the absence of this innovation, its market share could decline. Currently, the Company is experiencing lower levels of U.S. variable annuity sales as competitors continue to introduce equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2005, the Company introduced a new living income benefit, which guarantees a steady income stream for the life of the policyholder. Depending on customer acceptance and competitor reaction to the Company’s product innovations, the Company’s future level of sales is subject to a high level of uncertainty.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS No. 133 (such as GMWBs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMIBs and GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different if it was recorded under SFAS No. 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB. Many benefit guarantees meet the definition of an embedded derivative, under SFAS No. 133 (GMWB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS No. 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment (GMIB), such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $158, as of December 31, 2005. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2005 is $6.5 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $1.2 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $50 as of December 31, 2005. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.
The Company’s net amount at risk to the guaranteed death and income benefits offered in Japan was $9 as of December 31, 2005. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. During 2005, the Company received regulatory approval and consummated a transaction to reinsure guaranteed minimum income benefit risk associated with the sale of variable annuities in Japan to Hartford Life and Annuity Insurance Company, a U.S. subsidiary.
In addition, the Company offers certain variable annuity products with a GMWB rider. GMWB is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and has been ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
During 2005, the Company periodically entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts (“anticipated future sales hedges”) to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of December 31, 2005, there were no open anticipated future sales hedges and the net after-tax gain related to this hedge strategy was $8.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a $46 loss and $8 gain before deferred policy acquisition costs and tax effects for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $45.5 billion and $166, respectively. As of December 31, 2004, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $37.7 billion and $170, respectively.

The Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of December 31, 2005 and 2004, the notional value related to this strategy was $1.1 billion and $1.9 billion, respectively, while the fair value related to this strategy was $14 and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.
Foreign Currency Exchange Risk
Foreign currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily denominated in euro, sterling, yen and Canadian dollars, as well as Life’s investment in foreign operations, primarily Japan, and the yen based individual fixed annuity product and its GMDB and GMIB benefits associated with its Japanese variable annuities.
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities at December 31, 2005 and 2004, were approximately $1.9 billion and $2.5 billion, respectively. In order to manage its currency exposures, Life enters into foreign currency swaps and forwards to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2005 and 2004, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $2.0 billion and $1.7 billion, respectively, and total fair value of $(232) and $(503), respectively.
The functional currency of the Japanese operation is the Japanese yen. Accordingly, the premiums, claims, commissions and investment income are paid or received in yen. In addition, most of the Japanese operation’s investments are yen denominated. In 2003, Life had entered into yen denominated forwards to hedge a substantial portion of the yen to U.S. dollar exchange rate volatility related to the net investment in the Japanese operation. The net investment in the Japanese operation was approximately $673 as of December 31, 2004. During the third quarter of 2005, the Company terminated its yen denominated forwards. The notional and fair value of the contracts terminated during the third quarter of 2005 was $408 and $17, respectively. At December 31, 2004, the derivatives used to hedge the net investment in the Japanese operation had a total notional and fair value of $401 and $(23), respectively. The after-tax net gains (losses) included in the foreign currency transaction adjustment associated with the net investment hedge was $12, $(14), and $(3) as of December 31, 2005, 2004, and 2003, respectively.
The yen based fixed annuity product is written by Hartford Life Insurance KK (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities with primarily pay variable U.S. dollar receive fixed yen, zero coupon currency swaps (“currency swaps”). As of December 31, 2005, the notional value and fair value of the currency swaps were $1.7 billion and $(179), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net loss of $23 and a net gain of $2 for the years ended December 31, 2005 and 2004, respectively, which includes the changes in value of the currency swaps and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Based on the fair values of Life’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2005 and 2004, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $6 and $9, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
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
Interest Rate Risk
The primary exposure to interest rate risk in Property & Casualty relates to its fixed maturity securities, including corporate bonds, ABS, municipal bonds, CMBS and CMOs. The fair value of these investments was $25.3 billion and $24.4 billion at December 31,

2005 and 2004, respectively. The fair value of these and Property & Casualty’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, embedded call features within securities are exercised with greater frequency and paydowns on MBS and CMOs increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to re-invest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally decline. Derivative instruments such as swaps, caps and options are used to manage interest rate risk and had a total notional amount as of December 31, 2005 and 2004 of $1.5 billion and fair value of $(9) and $7, respectively.
One of the measures Property & Casualty uses to quantify its exposure to interest rate risk inherent in its invested assets is duration. The weighted average duration of the fixed maturity portfolio was 4.6 years as of December 31, 2005 and 2004. In 2005, the duration of the Property & Casualty portfolios were modestly shortened in anticipation of higher future interest rates.
Calculated Interest Rate Sensitivity
The following table provides an analysis showing the estimated after-tax change in the fair value of Property & Casualty’s fixed income investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2005 and 2004. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value As of December 31,
	2005		2004
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$861	$(760)	$750	$(725)

As of December 31, 2005, a decrease in interest rates has a greater impact on the change in fair value of the fixed income investments and related derivatives than an increase in interest rates, as compared to December 31, 2004, due to the fact that there is greater positive convexity in the portfolios as a result of increases in interest rates during 2005 as well as the prepayment of certain asset classes, primarily municipalities.
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
Foreign Currency Exchange Risk
Foreign currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily euro, sterling and Canadian dollar denominated securities. The risk associated with these securities relates to potential decreases in value resulting from unfavorable changes in foreign exchange rates. The fair value of these fixed maturity securities at December 31, 2005 and 2004 was $1.1 billion and $1.4 billion, respectively.
In order to manage its currency exposures, Property & Casualty enters into foreign currency swaps and forward contracts to hedge the variability in cash flow associated with certain foreign denominated securities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2005 and 2004, the derivatives used to hedge currency exchange risk had a total notional value of $515 and $370, respectively, and total fair value of $(19) and $(70), respectively.
Based on the fair values of Property & Casualty’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2005 and 2004, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of approximately $50 and $63, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
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
The new reserve methodologies and SMR standards only apply to capital requirements for Japanese regulatory purposes, and are not directly related to results under accounting principles generally accepted in the United States. The Company has decided to adopt the Standard methodology. It was expected that the impact of adopting the Standard methodology, on the Company’s Japanese operations, based on the Company’s assessment, could have required as much as $400 — $650 of additional capital during 2005. During the third quarter of 2005, the Company received Connecticut regulatory approval and consummated a transaction to reinsure guaranteed minimum income benefit risk associated with the sale of variable annuities in Japan to Hartford Life and Annuity Insurance Company, a U.S. subsidiary. This reinsurance strategy substantially eliminated the additional capital requirement in Japan. The Company believes that optimization of its capital management globally is a dynamic process. Therefore, management regularly evaluates its global capital position and may make further adjustments using reinsurance, hedging and other strategies from time to time.
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
During the second quarter of 2005, the Company sought and secured approval of a proposed plan to change the ownership structure of HLIKK. The proposed plan provided for a change in the ownership of HLIKK whereby the stock of HLIKK, an insurance operating company, would be transferred to Hartford Life, Inc., HLA’s parent company. The proposed plan was approved by both the State of Connecticut Insurance Department, HLA’s primary regulator, as well as the FSA, HLIKK’s primary regulator. On September 1, 2005 this plan was executed and the stock of HLIKK was transferred from HLA to Hartford Life, Inc. The transfer of the stock has been treated as a return of capital for GAAP and statutory accounting purposes for the respective entities. This transaction had no effect on the Company’s consolidated financial statements. The primary financial effect of the transaction was to reduce the statutory capital of HLA by the amount of the carrying value of HLIKK, which was $963 as of September 1, 2005. In addition, for certain capital adequacy ratios, a corresponding reduction in required capital will occur, which will result in an improved capital adequacy ratio. However, as previously disclosed, this action could potentially reduce certain other capital adequacy ratios employed by regulators and rating agencies to assess the capital growth of The Hartford’s life insurance operations. At the current time, taking into consideration the effects of the transaction, the Company believes it has sufficient capital resources to maintain capital solvency ratios consistent with all of its objectives.
The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock and equity units from time to time, in an aggregate amount not to exceed $1 billion. For additional information regarding the Company’s authorization to repurchase its securities, please see the “Stockholders’ Equity” section below.
HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses.
Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive)

limitations on the payment of dividends. The Company’s insurance subsidiaries are permitted to pay up to a maximum of approximately $1.9 billion in dividends to HFSG in 2006 without prior approval from the applicable insurance commissioner. However, through August 31, 2006 HLA, comprising $667 of the $1.9 billion, will need prior approval from the insurance commissioner to pay dividends. In 2005, HFSG and HLI received a combined total of $1.9 billion from their insurance subsidiaries, which includes a $963 dividend of HLIKK to HLI.
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
Sources of Liquidity
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2005, the Company had $2.4 billion remaining on its shelf.
On May 15, 2001, HLI filed with the SEC a shelf registration statement (Registration No. 333-60944) for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2005, HLI had $1.0 billion remaining on its shelf.
Commercial Paper and Revolving Credit Facilities
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December	December 31,	December	December
Description	Date	Date	31, 2005	2004	31, 2005	31, 2004

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$471	$372
HLI	2/7/97	N/A	250	250	—	—

Total commercial paper			$2,250	2,250	$471	$372
Revolving Credit Facility
5-year revolving credit facility	9/7/05	9/7/10	$1,600	$—	$—	$—
5-year revolving credit facility [1]	6/20/01	6/20/06	—	1,000	—	—
3-year revolving credit facility [1]	12/31/02	12/31/05	—	490	—	—

Total revolving credit facility			$1,600	$1,490	$—	$—
Total Outstanding Commercial Paper and Revolving Credit Facility			$3,850	$3,740	$471	$372

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
As of December 31, 2005, the Company’s Japanese operation has a ¥2.0 billion yen, approximately $17, line of credit with a Japanese bank with no outstanding borrowings under this facility.
Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for its banks. As of December 31, 2005, the Company was in compliance with all such covenants.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the following:
•       The Company has outstanding forward purchase contracts associated with the Company’s equity units under which the Company will issue between 17.8 and 22.2 million shares of common stock, depending on the stock price on the date of issuance, and receive proceeds of approximately $1.02 billion in 2006. See further disclosure in Notes 2 and 14 of Notes to Consolidated Financial Statements.
•      The Company has unfunded commitments to purchase investments in limited partnerships and mortgage loans totaling $754 as disclosed in Note 12 of Notes to Consolidated Financial Statements.
The following table identifies the Company’s aggregate contractual obligations due by payment period:

	Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
	Total	Year	years	years	years

Property and casualty obligations [1]	$22,874	$6,605	$5,118	$3,276	$7,875
Life, annuity and disability obligations [2]	334,460	21,974	47,105	47,973	217,408
Long-term debt obligations [3]	8,557	524	2,214	588	5,231
Operating lease obligations	668	187	356	73	52
Purchase obligations [4]	1,494	1,285	102	10	97
Other long-term liabilities reflected on the balance sheet [5] [6]	1,292	1,250	—	—	42

Total [7]	$369,345	$31,825	$54,895	$51,920	$230,705

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
•       In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims. Also, estimated payments in 2006 do not include payments that will be made on claims incurred in 2006 on policies that were in force as of December 31, 2005. In addition, the table does not include future cash flows related to the receipt of premiums that will be used, in part, to fund loss payments.
•       Under generally accepted accounting principles, the Company is only permitted to discount reserves for claim and claim adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and reliably determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants and certain structured settlement contracts that fund loss runoffs for unrelated parties. As of December 31, 2005, the total property and casualty reserves in the above table of $22,874 are gross of the reserve discount of $608.
[2] Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable with Life’s historical experience, modified for recent observed trends. Life has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid claims and claim adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. Life expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.
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
[4] Includes $1.3 billion in commitments to purchase investments including $366 of limited partnerships and $388 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be estimated. The remaining $520 relates to payables for securities purchased which are reflected on the Company’s consolidated balance sheet.
[5] As of December 31, 2005, the Company has accepted cash collateral of $1.2 billion in connection with the Company’s securities lending program and derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.
[6] Includes $42 in collateralized loan obligations (“CLOs”) issued to third-party investors by consolidated investment management entities sponsored by the Company in connection with synthetic CLO transactions. The CLO investors have no recourse to the Company’s assets other than the dedicated assets collateralizing the CLOs. Refer to Note 4 of Notes to Consolidated Financial Statements for additional discussion of CLOs.
[7] Does not include estimated voluntary contribution of $200 to the Company’s pension plan in 2006.

Pension Plans and Other Postretirement Benefits
The Company made contributions to its pension plans of $504, $317 and $306 in 2005, 2004 and 2003, respectively. The Company’s 2005 required minimum funding contribution was immaterial. The Company presently anticipates contributing approximately $200 to its pension plans in 2006, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company’s 2006 required minimum funding contribution is expected to be immaterial.
Pension expense reflected in the Company’s net income was $137, $104 and $120 in 2005, 2004 and 2003, respectively. The Company estimates its 2006 pension expense will be approximately $147, based on current assumptions.
As provided for under SFAS No. 87, the Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference in actual asset returns for the Plan of $176 and $289 for the years ended December 31, 2005 and 2004, respectively, as compared to expected returns of $221 and $201 for the years ended December 31, 2005 and 2004, respectively will be fully reflected in the market-related value of Plan assets over the next five years using the methodology described above. The level of unrecognized net losses continues to exceed the allowable amortization corridor as defined under SFAS No. 87. Based on the 5.50% discount rate selected as of December 31, 2005 and taking into account estimated future minimum funding, the difference between actual and expected performance in 2005 will increase annual pension expense in future years. The increase in pension expense will be approximately $2 in 2006 and will increase ratably to an increase of approximately $8 in 2010.
Capitalization
The capital structure of The Hartford as of December 31, 2005 and 2004 consisted of debt and equity, summarized as follows:

	As of December 31,
	2005	2004

Short-term debt (includes current maturities of long-term debt)	$719	$621
Long-term debt [1]	4,048	4,308

Total debt	$4,767	$4,929

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$15,235	$12,813
AOCI	90	1,425

Total stockholders’ equity	$15,325	$14,238

Total capitalization including AOCI	$20,092	$19,167

Debt to equity	31%	35%
Debt to capitalization	24%	26%

[1]	Includes junior subordinated debentures of $691 and $704 and debt associated with equity units of $1,020 and $1,020 as of December 31, 2005 and 2004, respectively.
The Hartford’s total capitalization increased $925 as of December 31, 2005 as compared with December 31, 2004. This increase was due to a $1.1 billion increase in equity partially offset by a $162 decrease in debt. The increase in total stockholders’ equity is primarily due to net income of $2.3 billion, partially offset by other comprehensive loss of $1.3 billion and repayments of debt of $250.
In 2006, the Company’s equity unit notes will be remarketed and the underlying stock purchase agreements will be exercised. For additional information regarding this remarketing, see Note 14 of Notes to Consolidated Financial Statements.
Debt
The following discussion describes the Company’s debt financing activities for 2005.
In December 2005, the Company issued $100 of commercial paper and used the proceeds, together with other sources, to fund a $300 contribution to its defined benefit plan.
On June 15, 2005, HLI repaid $250 of 7.75% senior notes at maturity.
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements.
Stockholders’ Equity
Dividends — On February 16, 2006, The Hartford’s Board of Directors declared a quarterly dividend of $0.40 per share payable on April 3, 2006 to shareholders of record as of March 1, 2006.
On October 20, 2005, The Hartford declared a dividend on its common stock of $0.30 per share payable on January 3, 2006 to shareholders of record as of December 1, 2005.
The Hartford declared $350 and paid $345 in dividends to shareholders in 2005, declared $331 and paid $325 in dividends to shareholders in 2004 and declared $300 and paid $291 in dividends to shareholders in 2003.

Rights Agreement – Pursuant to the terms of the Rights Agreement dated as of November 1, 1995 between The Hartford and The Bank of New York as Rights Agent, the shareholders’ rights associated with The Hartford’s common stock expired on November 1, 2005.
AOCI - AOCI decreased by $1.3 billion as of December 31, 2005 compared with December 31, 2004. The decrease in AOCI is primarily due to the other comprehensive loss from change in unrealized gain/loss on fixed maturities available-for-sale and minimum pension adjustment.
The funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in the value of securities traded in equity markets coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company recorded a minimum pension liability as of December 31, 2005, and 2004, which resulted in an after-tax reduction of stockholders’ equity of $620 and $480 respectively. This minimum pension liability did not affect the Company’s results of operations.
For additional information on stockholders’ equity and AOCI see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements.

Cash Flow	2005	2004	2003

Net cash provided by operating activities	$3,732	$2,634	$3,896
Net cash used for investing activities	$(4,860)	$(2,401)	$(8,387)
Net cash provided by financing activities	$1,280	$477	$4,608
Cash — end of year	$1,273	$1,148	$462

2005 Compared to 2004 — The increase in cash from operating activities was primarily the result of the funding of $1.15 billion in settlement of the MacArthur litigation in 2004 and increased net income as compared to the prior year period. Cash provided by financing activities increased primarily due to higher net receipts from policyholder’s accounts related to investment and universal life contracts and increased proceeds from stock option exercises in 2005 as compared to the prior year period. Also contributing to the increase in cash provided by financing activities was a decrease in debt repayments in 2005 as compared to the prior year period. Net purchases of available-for-sale securities accounted for the majority of cash used for investing activities.
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

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 22, 2006.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt Commercial paper	a- AMB-2	A F1	A- A-2	A3 P-2
Hartford Capital III trust originated preferred securities	bbb	A-	BBB	Baa1
Hartford Life, Inc.
Senior debt Commercial paper	a- AMB-1	A F1	A- A-2	A3 P-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	2005	2004

Life Operations	$4,364	$5,119
Japan Life Operations [1]	1,017	—
Property & Casualty Operations	6,981	6,337

Total	$12,362	$11,456

[1]	Japan Life Operation was valued in accordance with prescribed statutory accounting practices. Prior to September 1, 2005, Japan Life Operations was included in Life Operations.
Risk-based Capital
The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. As of December 31, 2005, each of The Hartford’s insurance subsidiaries within Life and Ongoing Property & Casualty had more than sufficient capital to meet the NAIC’s minimum RBC requirements.
NAIC Developments
Changes to the NAIC RBC Requirements for Variable Annuities with Guarantees – C-3 Phase II Capital
On October 14, 2005 the Executive Committee of the NAIC formally adopted the provisions of the C-3 Phase II Capital project with an effective date of December 31, 2005 for NAIC RBC purposes.
The C-3 Phase II Capital project addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefit guarantees including GMWBs. The capital requirements under C-3 Phase II are principle-based, which represents a change from the current factor-based approach. Under the new methodology, capital requirements are determined at a point in time using stochastic scenario testing and give credit for risk management strategies employed such as hedging and reinsurance. The Company expects the capital requirements to fluctuate primarily with changes in market levels and returns.
As of December 31, 2005 the implementation of C-3 Phase II Capital requirements had a positive impact on The Hartford’s life insurance companies’ NAIC RBC ratio.

Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see Item 3, “Legal Proceedings”.
Dependence on Certain Third Party Relationships – The Company distributes its annuity, life and certain property and casualty insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.
For a discussion regarding contingencies related to the manner in which The Hartford compensates brokers and other producers, please see “Overview—Broker Compensation” above.
Regulatory Developments – For a discussion regarding contingencies related to regulatory developments that affect The Hartford, please see “Overview—Regulatory Developments” above.
Terrorism Risk Insurance Act of 2002
On December 22, 2005, the President signed the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2007. TRIA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that result in industry losses in excess of $50 in 2006 and $100 in 2007. Under the program, the federal government would pay 90% of covered losses from a certified act of terrorism in 2006 after an insurer’s losses exceed 17.5% of the Company’s eligible direct commercial earned premiums in 2005, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. In 2007, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer’s losses exceed 20% of the Company’s eligible direct commercial earned premiums in 2006, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.
TRIA requires all property and casualty insurers, including The Hartford, to make terrorism insurance available in all of their covered commercial property and casualty insurance policies (as defined in TRIA and amended in TRIEA). TRIA applies to a significant portion of The Hartford’s commercial property and casualty contracts, but it specifically excludes some of The Hartford’s other insurance business, including commercial auto, surety, burglary and theft, farm owners multi-peril, professional liability, livestock insurance, reinsurance and personal lines business. TRIA also does not apply to group life insurance contracts.
TRIA is scheduled to expire on December 31, 2007. In the event terrorism reinsurance legislation is not extended or renewed after December 2007, the Company may attempt to limit certain of its writings or obtain supplemental reinsurance protection, if available. For a discussion of The Hartford’s Risk Management processes as they relate to terrorism reinsurance legislation, please see the “Property & Casualty—Risk Management Strategy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Legislative Initiatives
On May 26, 2005, the Senate Judiciary Committee approved legislation that provides for the creation of a Federal asbestos trust fund in place of the current tort system for determining asbestos liabilities. On February 6, 2006, the Senate began consideration of S. 852, “The Fairness in Asbestos Injury Resolution Act of 2005”. However, the proponents were unable to secure the sixty votes necessary to overcome a procedural budget objection. The prospects for enactment and the ultimate details of any legislation creating a Federal asbestos trust fund remain very uncertain. Depending on the provisions of any legislation which is ultimately enacted, the legislation may have a material adverse effect on the Company.
Legislation introduced in Congress would provide for new retirement and savings vehicles designed to simplify retirement plan administration and expand individual participation in retirement savings plans. If enacted, these proposals could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2006 are uncertain.
In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional action with respect to these efforts is unclear.
Congress is considering provisions regarding age discrimination in defined benefit plans, transition relief for older and longer service workers affected by changes to traditional defined benefit pension plans and the replacement of the interest rate used to determine pension plan funding requirements. These changes could affect the Company’s pension plan.
Guaranty Fund and Other Insurance-related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $46 in 2005, $26 in 2004 and $26 in 2003.
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2005 and 2004, the liability balance was $223 and $215, respectively. As of December 31, 2005 and 2004, $20 and $14, respectively, related to premium tax offsets were included in other assets.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth in the Capital Markets Risk Management section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2005.
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
The Hartford’s management assessed its internal controls over financial reporting as of December 31, 2005 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.
Attestation report of the Company’s registered public accounting firm
The Hartford’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s assessment of internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company, and our report, dated February 22, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 22, 2006

Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2006 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Item 1 Election of Directors”, “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders”, and “Governance of the Company” and is incorporated herein by reference.
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
ANN M. DE RAISMES
(Executive Vice President, Human Resources)
Ms. de Raismes, 55, has held the position of Executive Vice President, Human Resources, of the Company since May 2004. She previously served as Group Senior Vice President, Human Resources, of the Company from March 2003 to May 2004, and as Senior Vice President of Human Resources of Hartford Life, Inc. (“Hartford Life”), a wholly-owned subsidiary of the Company, from 1997 to March 2003.
DAVID M. JOHNSON
(Executive Vice President and Chief Financial Officer)
Mr. Johnson, 45, has held the position of Executive Vice President and Chief Financial Officer of the Company since May 1, 2001. Prior to joining the Company, Mr. Johnson was Senior Executive Vice President and Chief Financial Officer of Cendant Corporation, which he joined in April 1998. In addition, he was Managing Director, Investment Banking Division, at Merrill Lynch, Pierce, Fenner and Smith from 1986 to 1998.
ROBERT J. PRICE
(Senior Vice President and Controller)
Mr. Price, 55, is Senior Vice President and Controller of the Company. Mr. Price joined the Company in June 2002 in his current role. Prior to joining the Company, Mr. Price was President and Chief Executive Officer of CitiInsurance, the international insurance indirect subsidiary of Citigroup, Inc., from May 2000 to December 2001. From April 1989 to April 2000, Mr. Price held various positions at Aetna, Inc., including Senior Vice President and Chief Financial Officer of Aetna International and Vice President and Corporate Controller.
NEAL S. WOLIN
(Executive Vice President and General Counsel)
Mr. Wolin, 44, has held the position of Executive Vice President and General Counsel since joining the Company on March 20, 2001. Previously, Mr. Wolin served as General Counsel of the U.S. Department of the Treasury from 1999 to January 2001. In that capacity, he headed Treasury’s legal division, composed of 2,000 lawyers supporting all of Treasury’s offices and bureaus, including the Internal Revenue Service, Customs, Secret Service, Public Debt, the Office of Thrift Supervision, the Financial Management Service, the U.S. Mint and the Bureau of Engraving and Printing. Mr. Wolin served as the Deputy General Counsel of the Department of the Treasury from 1995 to 1999. Prior to joining the Treasury Department, he served in the White House, first as the Executive Assistant to the National Security Advisor and then as the Deputy Legal Advisor to the National Security Council. Mr. Wolin joined the U.S. Government in 1991 as special assistant to the Directors of Central Intelligence, William H. Webster, Robert M. Gates and R. James Woolsey.

DAVID M. ZNAMIEROWSKI
(Executive Vice President and Chief Investment Officer)
Mr. Znamierowski, 45, has served as Executive Vice President of the Company since May 2004 and as Chief Investment Officer of the Company and President of Hartford Investment Management, a wholly-owned subsidiary of the Company, since November 2001. From November 2001 to May 2004, he served as Group Senior Vice President of the Company. Previously, he was Senior Vice President and Chief Investment Officer for the Company’s life operations from May 1999 to November 2001, Vice President from September 1998 to May 1999 and Vice President, Investment Strategy from February 1997 to September 1998. In addition, Mr. Znamierowski currently serves as a director and president of The Hartford-sponsored mutual funds and is a senior officer of the two supervisory investment advisers to the Hartford Funds.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2005 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 2005 Incentive Stock Plan, The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford Employee Stock Purchase Plan (the “ESPP”), and The Hartford Restricted Stock Plan for Non-Employee Directors (the “Director’s Plan”). On May 18, 2005, the shareholders of the Company approved the 2005 Stock Plan, which superseded the 2000 Stock Plan and the Director’s Plan. Pursuant to the provisions of the 2005 Stock Plan, no additional shares may be issued from the 2000 Stock Plan or the Director’s Plan. To the extent than any awards under the 2000 Stock Plan or the Director’s Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2005 Stock Plan and such shares shall be added to the total number of shares available under the 2005 Stock Plan.
In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”); pursuant to which it may grant awards to non-employee wholesalers of PLANCO products.

	(a)	(b)	(c)
	Number of Securities to be	Weighted-average	Number of Securities Remaining
	Issued Upon Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))

Equity compensation plans approved by stockholders	11,400,201	$54.18	9,294,685 [1]
Equity compensation plans not approved by stockholders	70,799	50.72	225,858

Total	11,471,000	$54.16	9,520,543

[1]	Of these shares, 2,354,952 shares remain available for purchase under the ESPP.
Summary Description of the 2000 PLANCO Non-Employee Option Plan
The Company’s Board of Directors adopted the PLANCO Plan on July 20, 2000, and amended it on February 20, 2003 to increase the number of shares of the Company’s common stock subject to the plan to 450,000 shares. The stockholders of the Company have not approved the PLANCO Plan. No awards have been issued under the PLANCO Plan since 2003.
Eligibility – Any non-employee independent contractor serving on the wholesale sales force as an insurance agent who is an exclusive agent of the Company or who derives more than 50% of his or her annual income from the Company is eligible.
Terms of options – Nonqualified stock options (“NQSOs”) to purchase shares of common stock are available for grant under the PLANCO Plan. The administrator of the PLANCO Plan, the Compensation and Personnel Committee, (i) determines the recipients of options under the PLANCO Plan, (ii) determines the number of shares of common stock covered by such options, (iii) determines the dates and the manner in which options become exercisable (which is typically in three equal annual installments beginning on the first anniversary of the date of grant), (iv) sets the exercise price of options (which may be less than, equal to or greater than the fair market value of common stock on the date of grant) and (v) determines the other terms and conditions of each option. Payment of the exercise price may be made in cash, other shares of the Company’s common stock or through a same day sale program. The term of an NQSO may not exceed ten years and two days from the date of grant.
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
Acceleration in Connection with a Change in Control – Upon the occurrence of a change in control, each option outstanding on the date of such change in control, and which is not then fully vested and exercisable, shall immediately vest and become exercisable. In general, a “Change in Control” will be deemed to have occurred upon the acquisition of 20% or more of the outstanding voting stock of the Company, a tender or exchange offer to acquire 15% or more of the outstanding voting stock of the Company, certain mergers or corporate transactions resulting in the shareholders of the Company before the transactions owning less than 55% of the entity surviving the transactions, certain transactions involving a transfer of substantially all of the Company’s assets or a change in greater than 50% of the Board members over a two year period. See Note 18 of Notes to Consolidated Financial Statements for a description of the 2005 Stock Plan and the ESPP.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Any information called for by Item 13 will be set forth in the Proxy Statement under the caption “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Audit Committee Charter and Report Concerning Financial Matters – Fees to Independent Auditor for Years Ended December 31, 2005 and 2004” and is incorporated herein by reference.
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
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 22, 2006

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2005	2004	2003

Revenues
Earned premiums	$14,359	$13,566	$11,891
Fee income	4,012	3,471	2,760
Net investment income
Securities available-for-sale and other	4,384	4,144	3,233
Equity securities held for trading	3,847	799	—

Total net investment income	8,231	4,943	3,233
Other revenues	464	437	556
Net realized capital gains	17	291	279

Total revenues	27,083	22,708	18,719

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	16,776	13,640	13,548
Amortization of deferred policy acquisition costs and present value of future profits	3,169	2,843	2,397
Insurance operating costs and expenses	3,227	2,776	2,314
Interest expense	252	251	271
Other expenses	674	675	739

Total benefits, claims and expenses	24,098	20,185	19,269

Income (loss) before income taxes and cumulative effect of accounting change	2,985	2,523	(550)

Income tax expense (benefit)	711	385	(459)

Income (loss) before cumulative effect of accounting change	2,274	2,138	(91)

Cumulative effect of accounting change, net of tax	—	(23)	—

Net income (loss)	$2,274	$2,115	$(91)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$7.63	$7.32	$(0.33)
Cumulative effect of accounting change, net of tax	—	(0.08)	—

Net income (loss)	$7.63	$7.24	$(0.33)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$7.44	$7.20	$(0.33)
Cumulative effect of accounting change, net of tax	—	(0.08)	—

Net income (loss)	$7.44	$7.12	$(0.33)

Weighted average common shares outstanding	298.0	292.3	272.4
Weighted average common shares outstanding and dilutive potential common shares	305.6	297.0	272.4

Cash dividends declared per share	$1.17	$1.13	$1.09

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2005	2004

Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $74,766 and $71,359)	$76,440	$75,100
Equity securities, held for trading, at fair value (cost of $19,570 and $12,514)	24,034	13,634
Equity securities, available-for-sale, at fair value (cost of $1,330 and $742)	1,461	832
Policy loans, at outstanding balance	2,016	2,662
Mortgage loans on real estate	1,731	1,174
Other investments	1,253	1,006

Total investments	106,935	94,408
Cash	1,273	1,148
Premiums receivable and agents’ balances	3,734	3,235
Reinsurance recoverables	6,360	6,178
Deferred policy acquisition costs and present value of future profits	9,702	8,509
Deferred income taxes	675	419
Goodwill	1,720	1,720
Property and equipment, net	683	643
Other assets	3,600	3,452
Separate account assets	150,875	140,023

Total assets	$285,557	$259,735

Liabilities
Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$22,266	$21,329
Life	12,987	12,246
Other policyholder funds and benefits payable	64,452	52,833
Unearned premiums	5,566	4,807
Short-term debt	719	621
Long-term debt	4,048	4,308
Other liabilities	9,319	9,330
Separate account liabilities	150,875	140,023

Total liabilities	270,232	245,497

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock – 750,000,000 shares authorized, 305,188,238 and 297,200,090 shares issued, $0.01 par value	3	3
Additional paid-in capital	5,067	4,567
Retained earnings	10,207	8,283
Treasury stock, at cost 3,035,916 and 2,991,820 shares	(42)	(40)
Accumulated other comprehensive income	90	1,425

Total stockholders’ equity	15,325	14,238

Total liabilities and stockholders’ equity	$285,557	$259,735

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
(In millions, except for share data)	2005	2004	2003

Common Stock/Additional Paid-in Capital
Balance at beginning of year	$4,570	$3,932	$2,787
Issuance of common stock in underwritten offerings	—	411	1,161
Issuance of equity units	—	—	(112)
Issuance of shares and compensation expense associated with incentive and stock compensation plans	443	200	83
Tax benefit on employee stock options and awards and other	57	27	13

Balance at end of year	5,070	4,570	3,932

Retained Earnings
Balance at beginning of year	8,283	6,499	6,890
Net income (loss)	2,274	2,115	(91)
Dividends declared on common stock	(350)	(331)	(300)

Balance at end of year	10,207	8,283	6,499

Treasury Stock, at Cost
Balance at beginning of year	(40)	(38)	(37)
Return of shares to treasury stock under incentive and stock compensation plans	(2)	(2)	(1)

Balance at end of year	(42)	(40)	(38)

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of year	1,425	1,246	1,094

Change in unrealized gain/loss on securities
Change in unrealized gain/loss on securities	(1,193)	106	320
Cumulative effect of accounting change	—	292	—
Change in net gain/loss on cash-flow hedging instruments	105	(173)	(170)
Change in foreign currency translation adjustments	(107)	59	(6)
Change in minimum pension liability adjustment	(140)	(105)	8

Total other comprehensive income (loss)	(1,335)	179	152

Balance at end of year	90	1,425	1,246

Total stockholders’ equity	$15,325	$14,238	$11,639

Outstanding Shares (in thousands)
Balance at beginning of year	294,208	283,380	255,241
Issuance of common stock in underwritten offerings	—	6,703	26,377
Issuance of shares under incentive and stock compensation plans	7,988	4,157	1,778
Return of shares to treasury stock under incentive and stock compensation plans	(44)	(32)	(16)

Balance at end of year	302,152	294,208	283,380

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(In millions)	2005	2004	2003

Comprehensive Income
Net income (loss)	$2,274	$2,115	$(91)

Other Comprehensive Income (Loss), Net of Tax
Change in unrealized gain/loss on securities
Change in unrealized gain/loss on securities	(1,193)	106	320
Cumulative effect of accounting change	—	292	—
Change in net gain/loss on cash-flow hedging instruments	105	(173)	(170)
Change in foreign currency translation adjustments	(107)	59	(6)
Change in minimum pension liability adjustment	(140)	(105)	8

Total other comprehensive income (loss)	(1,335)	179	152

Total comprehensive income	$939	$2,294	$61

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2005	2004	2003

Operating Activities
Net income (loss)	$2,274	$2,115	$(91)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	3,169	2,843	2,397
Additions to deferred policy acquisition costs and present value of future profits	(4,131)	(3,914)	(3,313)
Change in:
Reserve for future policy benefits, unpaid claims and claim adjustment expenses and unearned premiums	2,163	877	5,597
Reinsurance recoverables	(361)	128	(1,105)
Receivables	(682)	(395)	(47)
Payables and accruals	(267)	(11)	576
Accrued and deferred income taxes	168	529	(327)
Net realized capital gains	(17)	(291)	(279)
Net increase in equity securities, held for trading	(12,872)	(7,409)	—
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	13,087	7,909	—
Depreciation and amortization	561	274	219
Cumulative effect of accounting change, net of tax	—	23	—
Other, net	640	(44)	269

Net cash provided by operating activities	3,732	2,634	3,896

Investing Activities
Purchase of investments	(34,984)	(27,950)	(28,918)
Sale of investments	26,589	21,592	17,320
Maturity of investments	3,738	4,195	3,731
Purchase of business/affiliate, net of cash acquired	8	(58)	(464)
Sale of affiliates	—	—	33
Additions to property and equipment, net	(211)	(180)	(89)

Net cash used for investing activities	(4,860)	(2,401)	(8,387)

Financing Activities
Issuance (repayment) of short-term debt, net	100	(477)	535
Issuance of long-term debt	—	197	1,235
Repayment of long-term debt	(250)	(450)	(500)
Issuance of common stock in underwritten offering	—	411	1,161
Net receipts from investment and universal life-type contracts	1,387	962	2,409
Dividends paid	(345)	(325)	(291)
Return of shares to treasury under incentive and stock compensation plans	(2)	(2)	(1)
Proceeds from issuances of shares under incentive and stock compensation plans	390	161	60

Net cash provided by financing activities	1,280	477	4,608

Foreign exchange rate effect on cash	(27)	(24)	(32)

Net increase in cash	125	686	85
Cash – beginning of year	1,148	462	377

Cash – end of year	$1,273	$1,148	$462

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Year for:
Income taxes	$447	$32	$(107)
Interest	$248	$246	$233
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
In 2004, the Company sponsored and purchased an investment interest in a synthetic collateralized loan obligation transaction, a variable interest entity for which the Company determined itself to be the primary beneficiary. Accordingly, the assets, liabilities and results of operations of the entity are included in the Company’s consolidated financial statements. In 2005, the Company entered into a similar transaction and consolidated an additional variable interest entity. For further discussion of the synthetic collateralized loan transactions see Note 4.
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
The most significant estimates include those used in determining property and casualty reserves for unpaid claims and claim adjustment expenses, net of reinsurance; Life deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. The Company reclassified amounts assessed against certain contractholder balances in 2004 from net investment income to fee income.
Adoption of New Accounting Standards
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 provided a model for determining when unrealized holding losses on debt and equity securities should be deemed other-than-temporary impairments and the impairments recognized as realized losses. In addition, EITF Issue No. 03-1 provided clarified guidance on the subsequent accounting for debt securities that are other-than-temporarily impaired and established certain disclosure requirements regarding investments in an unrealized loss position. The disclosure requirements were retroactively effective for the year ended December 31, 2003, and are included in Note 4 of Notes to Consolidated Financial Statements. The Financial Accounting Standards Board (“FASB”) subsequently voted to delay the implementation of the other provisions of EITF Issue No. 03-1 in order to redeliberate certain aspects.
In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1. FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position. Under the model, any security in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     Basis of Presentation and Accounting Policies (continued)
other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FSP 115-1 upon issuance. The adoption did not have a material effect on the Company’s consolidated financial condition or results of operations.
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

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares regardless of whether the instrument is settled on a net-cash or gross-physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer’s shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance. SFAS 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for separately. SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial condition or results of operations.
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which required an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations as there were no material VIEs which required consolidation.
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
Future Adoption of New Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have an impact recorded at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.
In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company is expected to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the impact has not yet been determined.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission deferred the required effective date for adoption to annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods include prospective and retrospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS 123, at the beginning of the first quarter of adoption of SFAS 123R; while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. The Company will adopt SFAS 123R in the first quarter of fiscal 2006 using the prospective method. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and; therefore, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations. The Company expects to record a favorable $6 million after-tax cumulative effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123R. In addition, the Company expects that full year 2006 net income will be further improved by $5 million after tax due to lower expense from anticipating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies (continued)
forfeitures, partially off-set by expensing awards issued prior to January 1, 2003 and higher expense for immediately expensing awards to retirement-eligible employees who can retire and receive automatic vesting.
Stock-Based Compensation
The Company has an incentive stock plan (the “2005 Stock Plan”) which permits the Company to grant non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, or restricted stock units, or any combination of the foregoing. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”. The fair value of stock-based awards granted during the years ended December 31, 2005, 2004 and 2003 were $42, $40 and $35, respectively, after-tax. The fair value of these awards will be recognized as expense over the awards’ vesting periods, generally three years.
Prior to January 1, 2004, the Company used the Black-Scholes model to determine the fair value of the Company’s stock-based compensation. For all awards granted or modified on or after January 1, 2004, the Company uses a hybrid lattice/Monte-Carlo based option valuation model (the “valuation model”) that incorporates the possibility of early exercise of options into the valuation. The valuation model also incorporates the Company’s historical forfeiture and exercise experience to determine the option value. For these reasons, the Company believes the valuation model provides a fair value that is more representative of actual experience than the value calculated under the Black-Scholes model.
All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date, and is recognized over the award’s vesting period. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. For further discussion of the Company’s stock-based compensation plans, see Note 18.
The following table illustrates the effect on net income (loss) and earnings (loss) per share (basic and diluted) as if the fair value method had been applied to all outstanding and unvested awards in each period. The pro-forma fair values disclosed below related to awards granted prior to 2004 were calculated using the Black-Scholes option-pricing model and were not recalculated using the valuation model. The change in valuation methodology would have an immaterial impact on the pro-forma net income amounts disclosed.

	For the years ended December 31,
(In millions, except for per share data)	2005	2004	2003

Net income (loss), as reported	$2,274	$2,115	$(91)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects [1]	38	27	20
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(41)	(38)	(50)

Pro forma net income (loss) [2]	$2,271	$2,104	$(121)

Earnings (loss) per share:
Basic — as reported	$7.63	$7.24	$(0.33)
Basic — pro forma [2]	$7.62	$7.20	$(0.44)
Diluted — as reported [3]	$7.44	$7.12	$(0.33)
Diluted — pro forma [2] [3]	$7.43	$7.08	$(0.44)

[1]	Includes the impact of non-option plans of $22, $9 and $6 for the years ended December 31, 2005, 2004 and 2003, respectively.

[2]	The pro forma disclosures are not representative of the effects on net income (loss) and earnings (loss) per share in future years.

[3]	As a result of the net loss for the year ended December 31, 2003, SFAS No. 128, “Earnings Per Share”, requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.
The assumptions used in the valuation model and the Black-Scholes model are noted in the table below.
The valuation model incorporates ranges of assumptions for inputs, and therefore, those ranges are disclosed. In the valuation model, the term structure of volatility is constructed utilizing implied volatilities from exchange-traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Basis of Presentation and Accounting Policies (continued)
employee termination within the valuation model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option valuation model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant.

	2005	2004	2003

Dividend yield	1.9%	2.1%	2.3%
Annualized spot volatility	19.5% — 33.4%	25.2% — 34.7%	39.8%
Risk-free spot rate	2.4% — 4.7%	1.08% — 4.28%	2.77%
Expected term	7 years	7 years	6 years

The use of the fair value recognition method results in compensation expense being recognized in the financial statements at different amounts and in different periods than the related income tax deduction. Generally, the compensation expense recognized under SFAS No. 123 will result in a deferred tax asset since the stock compensation expense is not deductible for tax until the option is exercised. Deferred tax assets are evaluated as to future realizability to determine whether a valuation allowance is necessary. For further discussion, see Note 13.
Investments
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Other investments primarily consist of limited partnership interests and derivatives. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value.
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
Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed (“ABS”) and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2005 and 2004, primarily consisted of non-144A private placements and have an average duration of 5.0 and 4.8 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Basis of Presentation and Accounting Policies (continued)
The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2005 and 2004.

	2005		2004
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$65,986	86.3%	$63,176	84.1%
Priced via broker quotations	2,728	3.6%	4,273	5.6%
Priced via matrices	5,452	7.1%	4,847	6.5%
Priced via other methods	211	0.3%	52	0.1%
Short-term investments [1]	2,063	2.7%	2,752	3.7%

Total	$76,440	100.0%	$75,100	100.0%

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
Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates inherent in the valuation of investments is the evaluation of investments for other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.
Securities not subject to EITF Issue No. 99-20 (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.
For certain securitized financial assets with contractual cash flows including ABS, EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
Mortgage Loan Impairments
Mortgage loans on real estate are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. For mortgage loans that are determined to be impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Changes in valuation allowances are recorded in net realized capital gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Basis of Presentation and Accounting Policies (continued)
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses when investment losses in value are deemed other-than-temporary. Foreign currency transaction remeasurements are also recognized within net realized capital gains and losses. Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were less than $1 for the years ended December 31, 2005 and 2004, and were $1 for the year ended December 31, 2003. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them.
Net Investment Income
Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated principal repayments, if applicable. For fixed maturities subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments. These adjustments are accounted for using the retrospective method for highly-rated fixed maturities, and the prospective method for non-highly rated securitized financial assets. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For partnership investments, the equity method of accounting is used to recognize the Company’s share of partnership earnings. For investments that have had an other-than-temporary impairment loss, income is earned on the constant effective yield method based upon the new cost basis and the amount and timing of future estimated cash flows.
Net investment income on equity securities held for trading includes dividend income and the changes in market value of the securities associated with the variable annuity products sold in Japan. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting as provided in SOP 03-1. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, claims and claim adjustment expenses.
Derivative Instruments
Overview
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. For a further discussion of derivative instruments, see the Derivative Instruments section of Note 4.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivatives are recognized on the balance sheet at fair value. Other than the guaranteed minimum withdrawal benefit (“GMWB”) rider and the associated reinsurance contracts, which are discussed below, approximately 81% and 69% of derivatives, based upon notional values, were priced via valuation models, while the remaining 19% and 31% of derivatives were priced via broker quotations, as of December 31, 2005 and 2004, respectively. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and GMWB reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB reinsurance contract amounts are recorded in reinsurance recoverables in the consolidated balance sheets.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Basis of Presentation and Accounting Policies (continued)
net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt which are recorded in interest expense.
Cash-Flow Hedges
Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.
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
Net Investment in a Foreign Operation Hedges
Changes in fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.
Other Investment and Risk Management Activities
The Company’s other investment and risk management activities primarily relate to strategies used to reduce economic risk, enhance income, or replicate permitted fixed income investments, and do not receive hedge accounting treatment. Changes in the fair value, including periodic net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge ineffectiveness is measured using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method” and the “Dollar Offset Method”.
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Basis of Presentation and Accounting Policies (continued)
In other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item.
Embedded Derivatives
The Company purchases and issues financial instruments and products that contain embedded derivative instruments. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.
Credit Risk
The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and then collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts, with the exception of exchange-traded contracts and currency forward purchase or sale contracts, be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.
Product Derivatives and Risk Management
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has recently added a feature, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. During the 4th quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (“S&P”) 500 index options. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83. The impact to net income including other changes in assumptions, after DAC amortization and taxes was a loss of $18.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder for the GMWB over the Attributed Fees are associated with the host variable annuity contract recorded in fee income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Basis of Presentation and Accounting Policies (continued)
For contracts issued prior to July 2003, the Company has a reinsurance arrangement in place to transfer its risk of loss due to GMWB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 2003, the Company had substantially exhausted all of its reinsurance capacity, with respect to contracts issued after July 2003, and began hedging its exposure to the GMWB rider using a sophisticated program involving interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. For the years ended December 31, 2005, 2004 and 2003, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $46 loss, $8 gain and $6 gain, before deferred policy acquisition costs and tax effects, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’, the Company’s exposure as of December 31, 2005, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.
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
Deferred Policy Acquisition Costs and Present Value of Future Profits
Life — Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2005 and 2004, the carrying value of the Company’s Life DAC asset was $8.6 billion and $7.4 billion, respectively.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to the present value of annual expected premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2005, 2004 and 2003, was an increase to amortization of $18, $16 and $38, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGP’s for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. (Although the Company used a separate account return assumption of 4.3% for the 2005 cohort, based on the relative fund mix of all variable products sold in Japan, the weighted average rate on the entire Japan block is 5.0%.) For prior year cohorts, the Company’s separate account return assumption, at the time those cohorts’ account values and related EGPs were projected, was 9.0% for U.S. products and 5.4% for Japanese products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Basis of Presentation and Accounting Policies (continued)
Unlock Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions used to project account values and the related EGPs, are not revised unless the EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company was to revise assumptions used for prior year cohorts, thereby changing its estimate of projected account value, and the related EGPs, in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes, in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs. The Company’s process to assess the reasonableness of its EGPs involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the assumptions in prior year cohorts used to project account value and the related EGPs, in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of December 31, 2005, the present value of the EGPs used in the DAC amortization models, for variable annuities and variable universal life business, fell within the statistical range of reasonable EGPs. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions, in those DAC amortization models, for 2004 and prior cohorts.
Aside from absolute levels and timing of market performance, additional factors that will influence the unlock determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,248 on December 31, 2005), although no assurance can be provided that this correlation will continue in the future.
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
Property & Casualty — The Property & Casualty operations also incur costs including commissions, premium taxes and certain underwriting and policy issuance costs that vary with and are related primarily to the acquisition of property and casualty insurance business and are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. For the years ended December 31, 2005, 2004 and 2003, no material amounts of deferred policy acquisition costs were charged to expense based on the determination of recoverability.
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
The Hartford regularly reviews the adequacy of its estimated claims and claim adjustment expense reserves by line of business within the various operating segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Most of the Company’s property and casualty reserves are not discounted. However, certain liabilities for unpaid claims for permanently disabled claimants have been discounted to present value using an average interest rate of 4.5% in 2005 and 4.6% in 2004. As of December 31, 2005 and 2004, such discounted reserves totaled $680 and $646 respectively (net of discounts of $505, and $440, respectively). In addition, certain structured settlement contracts, that fund loss run-offs for unrelated parties having payment patterns that are fixed and determinable, have been discounted to present value using an average interest rate of 5.5%. At December 31, 2005 and 2004, such discounted reserves totaled $264 and $257, respectively (net of discounts of $103 and $116, respectively). Accretion of these discounts did not have a material effect on net income during 2005 or 2004.
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
The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date. Contract holder funds include funding agreements held by Variable Interest Entities issuing medium-term notes.
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
Property & Casualty — Property and casualty insurance premiums are earned principally on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies in force. Unearned premiums also include estimated and unbilled premium adjustments related to a small percentage of the Company’s loss-sensitive workers’ compensation business. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insurers, management’s experience and current economic conditions. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the consolidated balance sheets was $120 and $139 as of December 31, 2005 and 2004, respectively. Other revenue consists primarily of revenues associated with the Company’s servicing businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Foreign Currency Translation
Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are reflected in earnings. The national currencies of the international operations are their functional currencies.
Dividends to Policyholders
Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Life — Participating life insurance in force accounted for 3%, 5% and 6% as of December 31, 2005, 2004 and 2003, respectively, of total life insurance in force. Dividends to policyholders were $37, $29 and $63 for the years ended December 31, 2005, 2004 and 2003, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.
Property & Casualty — Net written premiums for participating property and casualty insurance policies represented 10%, 8% and 9% of total net written premiums for the years ended December 31, 2005, 2004 and 2003, respectively. Dividends to policyholders were $11, $12 and $34 for the years ended December 31, 2005, 2004 and 2003, respectively.
Mutual Funds
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (“The Hartford mutual funds”), families of 48 mutual funds and 1 closed end fund. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission (“SEC”), in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s consolidated financial statements since they are not assets, liabilities and operations of the Company.
Reinsurance
Through both facultative and treaty reinsurance agreements, the Company cedes a share of the risks it has underwritten to other insurance companies. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies have underwritten.
Reinsurance accounting is followed for ceded and assumed transactions when the risk transfer provisions of SFAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer.
Earned premiums and incurred claim and claim adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid claim and claim adjustment expenses and are presented net of an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance was $413 and $374 as of December 31, 2005 and 2004, respectively.
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
Property and Equipment
Property and equipment is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation as of December 31, 2005 and 2004 was $1.2 billion and $1.1 billion, respectively. Depreciation expense was $206, $156 and $167 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) per Share
Earnings (loss) per share amounts have been computed in accordance with the provisions of SFAS No. 128. The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.
(In millions, except for per share data)

	Net		Per Share
2005	Income (Loss)	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$2,274	298.0	$7.63
Diluted Earnings per Share
Stock compensation plans	—	3.3
Equity Units	—	4.3

Net income available to common shareholders plus assumed conversions	$2,274	305.6	$7.44

2004

Basic Earnings per share
Net income available to common shareholders	$2,115	292.3	$7.24
Diluted Earnings per Share
Stock compensation plans	—	2.8
Equity Units	—	1.9

Net income available to common shareholders plus assumed conversions	$2,115	297.0	$7.12

2003

Basic Earnings (Loss) per Share
Net income (loss) available to common shareholders	$(91)	272.4	$(0.33)
Diluted Earnings (Loss) per Share [1]
Stock compensation plans	—	—

Net income (loss) available to common shareholders plus assumed conversions	$(91)	272.4	$(0.33)

[1]	As a result of the net loss for the year ended December 31, 2003, SFAS No. 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of shares from stock compensation plans of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.
Basic earnings (loss) per share are computed based on the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the dilutive effect of stock compensation plans and the Company’s equity units, if any, using the treasury stock method. Under the treasury stock method for stock compensation plans, shares are assumed to be issued and then reduced for the number of shares repurchaseable with theoretical proceeds at the average market price for the period. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive. Theoretical proceeds include option exercise price payments, unamortized stock compensation expense and tax benefits realized in excess of the tax benefit recognized in net income. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Under the treasury stock method for the equity units, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts, over the number of shares that could be purchased by The Hartford in the market using the proceeds received upon settlement. The number of issuable shares is based on the average market price for the last 20 trading days of the period. The number of shares purchased is based on the average market price during the entire period.
Upon exercise of outstanding options or vesting of other stock compensation plan awards, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise. Similarly, upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares are added to the Company’s issued and outstanding shares. Accordingly, assuming The Hartford’s common stock price exceeds $56.875 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on August 16, 2006, 12.1 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. Additionally, assuming The Hartford’s common stock price exceeds $57.645 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on November 16, 2006, 5.7 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. For further discussion of the Company’s equity units offerings, see Note 14.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. In the quarter ended December 31, 2005, and as more fully described below, the Company changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten operating segments. Additionally, Corporate primarily includes all of the Company’s debt financing and related interest expense, as well as certain capital raising activities and purchase accounting adjustments.
Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, and is a leading financial services and insurance organization. Life has realigned its reportable operating segments during 2005 to include six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Retirement Plans provides products and services to corporations pursuant to Section 401(k), previously included in Retail, and products and services to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b), previously included in Institutional.
Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance.
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health and medical stop loss.
International, which primarily has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life also includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) other than the net periodic coupon settlements on credit derivatives and the net periodic coupon settlements on the cross currency swap used to economically hedge currency and interest rate risk generated from sales of the Life’s yen based fixed annuity, which are allocated to the reportable segments; the mark-to-market adjustment for the equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, claims and claim adjustment expenses since these items are not considered by Life’s chief operating decision maker in evaluating the International results of operations; and intersegment eliminations.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in Life’s Other category. Those net realized capital gains and losses that are interest rate related are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s realized capital gains and losses, with an offsetting adjustment in the Other category. Net realized capital gains and losses from non-qualifying derivative strategies, including embedded derivatives, are retained by Corporate and reported in the Other category. International reports net periodic coupon settlements on the cross currency swap used to economically hedge currency and interest rate risk generated from sales of the Company’s yen-based fixed annuity. Net realized capital gains and losses generated from credit related events, other than net periodic coupon settlements on credit derivatives, are retained by Corporate. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through realized capital gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
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
The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the credit-risk fees were as follows:

	2005	2004	2003

Retail
Realized gains (losses)	$34	$24	$1
Credit risk fees	(26)	(22)	(14)
Retirement Plans
Realized gains (losses)	6	5	5
Credit risk fees	(8)	(8)	(7)
Institutional
Realized gains (losses)	13	9	7
Credit risk fees	(19)	(17)	(14)
Individual Life
Realized gains (losses)	11	13	—
Credit risk fees	(6)	(6)	(6)
Group Benefits
Realized gains (losses)	10	8	7
Credit risk fees	(9)	(9)	(5)
Other
Realized gains (losses)	(74)	(59)	(20)
Credit risk fees	68	62	46

Total	$—	$—	$—

Property & Casualty
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
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market; and through the Omni Insurance Group, a subsidiary of the Company, in the non-standard automobile market. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options. AARP accounts for earned premiums of $2.3 billion, $2.1 billion and $2.0 billion in 2005, 2004 and 2003, respectively, which represented 23%, 23% and 22% of total Property & Casualty earned premiums in 2005, 2004 and 2003, respectively.
The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers.
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
Financial Measures and Other Segment Information
The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Net income is the measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).
Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss arrangements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain intersegment transactions occur in Life. These transactions include interest income on allocated surplus and the allocation of certain net realized capital gains and losses through net investment income utilizing the duration of the segment’s investment portfolios. Consolidated Life net investment income and net realized capital gains and losses are unaffected by such transactions. During the year ended December 31, 2003, $1.8 billion of securities were sold by the Property & Casualty operation to the Life operation (“transferred securities”). For segment reporting, the net gains on the sale of the transferred securities were deferred and are being recognized by the Property & Casualty operation in net investment income over the remaining term to maturity of the transferred securities. When one of the transferred securities is sold by the Life operation, any remaining deferred gain is recognized immediately by the Property & Casualty operation as a realized capital gain. The Property & Casualty segments entered into a contract with a subsidiary, whereby reinsurance is provided to the Property & Casualty operation. This reinsurance program enables Property & Casualty to purchase reinsurance at the overall Property & Casualty operation level rather than by the individual segment. The Property & Casualty segments have a contract with a subsidiary, whereby reinsurance is provided to the Property & Casualty operation. This reinsurance program enables Property & Casualty to purchase reinsurance at the overall Property & Casualty operation level rather than by the individual segment. The financial results of this reinsurance program is included in the Specialty Commercial segment.
The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines and Specialty Commercial segments, while net income is presented for each of Life’s reportable segments, total Property & Casualty Ongoing Operations, Property & Casualty Other Operations and Corporate. Segment information for the previous periods have been adjusted to reflect the change in composition of reportable operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

Revenues by Product Line	For the years ended December 31,
Revenues	2005	2004	2003

Life
Earned premiums, fees, and other considerations
Retail
Individual annuity	$1,780	$1,618	$1,310
Retail mutual funds	416	393	303
Other	77	13	7

Total Retail	2,273	2,024	1,620
Retirement Plans
401(k)	111	81	52
Governmental	51	50	46

Total Retirement Plans	162	131	98
Institutional
Institutional	518	474	790
PPLI	105	150	147

Total Institutional	623	624	937
Individual Life

Total Individual Life	769	746	727

Group Benefits
Group disability	1,749	1,602	1,010
Group life	1,643	1,655	1,012
Other	418	395	340

Total Group Benefits	3,810	3,652	2,362
International

Total International	483	240	90
Other	83	119	143

Total Life premiums, fees, and other considerations	8,203	7,536	5,977
Net investment income
Securities available-for-sale and other	2,998	2,876	2,041
Equity securities held for trading	3,847	799	—

Net investment income [1]	6,845	3,675	2,041
Net realized capital gains (losses)	(25)	164	26

Total Life	15,023	11,375	8,044

Property & Casualty
Ongoing Operations
Earned premiums
Business Insurance
Workers’ Compensation	1,791	1,512	1,243
Property	1,348	1,235	1,116
Automobile	780	754	676
Liability	453	445	419
Other	413	353	242

Total Business Insurance	4,785	4,299	3,696
Personal Lines
Automobile	2,728	2,622	2,458
Homeowners	882	823	723

Total Personal Lines	3,610	3,445	3,181
Specialty Commercial
Workers’ Compensation	91	72	106
Property	136	201	238
Automobile	18	21	21
Liability	85	70	56
Bond	210	188	152
Professional Liability	345	335	296
Other	872	839	689

Total Specialty Commercial	1,757	1,726	1,558

Total Ongoing Operations	10,152	9,470	8,435
Other Operations	4	24	370

Total earned premiums	10,156	9,494	8,805
Servicing revenue	463	436	428
Net investment income	1,365	1,248	1,172
Net realized capital gains	44	133	253

Total Property & Casualty	12,028	11,311	10,658

Corporate	32	22	17

Total revenues	$27,083	$22,708	$18,719

[1]	Amounts reported in 2003 are prior to the adoption of SOP 03-1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Net Income (Loss)	2005	2004	2003

Life
Retail	$622	$503	$412
Retirement Plans	75	66	42
Institutional [1]	88	68	32
Individual Life	166	155	145
Group Benefits	272	229	148
International	96	39	13
Other [2] [3]	(115)	322	53

Total Life	1,204	1,382	845

Property & Casualty
Ongoing Operations
Underwriting Results
Business Insurance	396	360	158
Personal Lines	460	138	130
Specialty Commercial	(165)	(53)	10

Total Ongoing Operations underwriting results	691	445	298
Net servicing and other income [4]	49	42	8
Net investment income	1,082	903	836
Net realized capital gains	19	98	151
Other expenses	(202)	(198)	(260)
Income tax expense [2]	(474)	(335)	(250)

Ongoing Operations	1,165	955	783
Other Operations [5]	71	(45)	(1,528)

Total Property & Casualty	1,236	910	(745)

Corporate	(166)	(177)	(191)

Net income (loss)	$2,274	$2,115	$(91)

[1]	2003 includes $40 of after-tax expense related to the settlement of certain litigation.

[2]	For the year ended December 31, 2004 Life includes a $190 tax benefit recorded in its Other category, and Property & Casualty includes a $26 tax benefit, which relates to an agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 12.

[3]	For the year ended December 31, 2005, reflects an after-tax charge of $102 to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office, as discussed in Note 12.

[4]	Net of expenses related to service business.

[5]	Includes $1.7 billion for the year ended December 31, 2003 of after-tax impact of asbestos reserve addition.

	For the years ended December 31,
Amortization of deferred policy acquisition
costs and present value of future profits	2005	2004	2003

Life
Retail	$744	$647	$498
Retirement Plans	26	29	17
Institutional	32	26	28
Individual Life	205	185	177
Group Benefits	31	23	18
International	133	77	32
Other	1	6	(15)

Total Life	1,172	993	755

Property & Casualty
Ongoing Operations
Business Insurance	1,138	1,058	913
Personal Lines	581	530	386
Specialty Commercial	281	257	254

Total Ongoing Operations	2,000	1,845	1,553
Other Operations	(3)	5	89

Total Property & Casualty	1,997	1,850	1,642

Total amortization of deferred policy acquisition costs and present value of future profits	$3,169	$2,843	$2,397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Income tax expense (benefit)	2005	2004	2003
Life
Retail	$85	$105	$71
Retirement Plans	23	22	16
Institutional	32	26	9
Individual Life	72	71	64
Group Benefits	90	83	43
International	65	12	2
Other [1]	(51)	(117)	16

Total Life	316	202	221
Property & Casualty
Ongoing Operations	474	335	250
Other Operations	10	(60)	(828)

Total Property & Casualty [1]	484	275	(578)
Corporate	(89)	(92)	(102)

Total income tax expense (benefit)	$711	$385	$(459)

[1]	Life includes tax benefits reflecting the impact of audit settlements of $190 for the year ended December 31, 2004. Property & Casualty includes a tax benefit of $26 in 2004 reflecting the impact of audit settlements.

Geographical Segment Information	For the years ended December 31,
Revenues	2005	2004	2003

North America	$22,349	$21,328	$18,466
Other	4,734	1,380	253

Total revenues	$27,083	$22,708	$18,719

	As of December 31,
Assets	2005	2004
Life
Retail	$120,438	$115,504
Retirement Plans	20,064	17,142
Institutional	48,825	44,914
Individual Life	12,950	12,328
Group Benefits	8,438	8,243
International	27,822	16,088
Other	5,283	6,216

Total Life	243,820	220,435
Property & Casualty
Ongoing Operations	31,780	28,293
Other Operations	8,502	9,725

Total Property & Casualty	40,282	38,018
Corporate	1,455	1,282

Total Assets	$285,557	$259,735

4. Investments and Derivative Instruments

	For the years ended December 31,
Components of Net Investment Income	2005	2004	2003

Fixed maturities	$3,952	$3,689	$2,800
Equity securities held for trading	3,847	799	—
Policy loans	144	186	210
Other investments	351	324	267

Gross investment income	8,294	4,998	3,277
Less: Investment expenses	63	55	44

Net investment income	$8,231	$4,943	$3,233

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$95	$297	$255
Equity securities	3	3	(29)
Foreign currency transaction remeasurements	162	(7)	(2)
Sale of affiliates	—	2	22
Derivatives and other [1]	(243)	(4)	33

Net realized capital gains	$17	$291	$279

[1]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

	For the years ended December 31,
Components of Net Unrealized Gains (Losses) on Available-for-Sale Securities	2005	2004	2003

Fixed maturities	$1,674	$3,741	$3,136
Equity securities	131	90	60
Net unrealized gains credited to policyholders	(9)	(20)	(63)

Net unrealized gains	1,796	3,811	3,133
Deferred income taxes and other items	827	1,649	1,369
Net unrealized gains, net of tax — end of year	969	2,162	1,764
Net unrealized gains, net of tax — beginning of year	2,162	1,764	1,444

Change in unrealized gains (losses) on available-for-sale securities	$(1,193)	$398	$320

The change in net unrealized gain or loss on equity securities classified as trading included in net investment income during the years ended December 31, 2005 and 2004, substantially all of which have corresponding amounts credited to policyholders, was $3.6 billion and $710, respectively. This amount was not included in the gross unrealized gains (losses) in the table above. The Company had no securities classified as trading in 2003.
Components of Fixed Maturity Investments

		As of December 31, 2005				As of December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Bonds and Notes
ABS	$7,907	$60	$(89)	$7,878	$7,446	$95	$(72)	$7,469
Collateralized mortgage obligations (“CMOs”)
Agency backed	860	3	(6)	857	1,138	11	(3)	1,146
Non-agency backed	133	—	—	133	80	1	—	81
CMBS
Agency backed	70	1	—	71	71	2	(1)	72
Non-agency backed	12,860	233	(162)	12,931	11,235	473	(32)	11,676
Corporate	33,019	1,395	(396)	34,018	32,474	2,444	(117)	34,801
Government/Government agencies
Foreign	1,378	96	(7)	1,467	1,648	153	(5)	1,796
United States	877	27	(6)	898	1,116	22	(6)	1,132
Mortgage-backed securities (“MBS”) —agency backed	3,914	7	(60)	3,861	2,774	29	(4)	2,799
States, municipalities and political subdivisions	11,641	601	(24)	12,218	10,589	760	(12)	11,337
Redeemable preferred stock	44	1	—	45	36	3	—	39
Short-term investments	2,063	—	—	2,063	2,752	—	—	2,752

Total fixed maturities	$74,766	$2,424	$(750)	$76,440	$71,359	$3,993	$(252)	$75,100

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2005 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. ABS, including MBS and CMOs, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

Maturity	Amortized Cost	Fair Value
One year or less	$6,542	$6,541
Over one year through five years	19,481	19,799
Over five years through ten years	21,914	22,078
Over ten years	26,829	28,022

Total	$74,766	$76,440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Sales of Fixed Maturity and Available-for-Sale Equity Security Investments

	For the years ended December 31,
	2005	2004	2003
Sale of Fixed Maturities
Sale proceeds	$25,470	$21,339	$13,827
Gross gains	497	525	576
Gross losses	(364)	(202)	(150)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$114	$124	$490
Gross gains	12	21	47
Gross losses	—	(6)	(46)
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk.
The Company is not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies. Other than U.S. government and government agencies, the Company’s top three exposures by issuer as of December 31, 2005 were the State of California, AT&T Inc. and the State of Massachusetts which comprise 0.4%, 0.3% and 0.3%, respectively, of total invested assets and as of December 31, 2004 were the JPMorgan Chase & Co., State of California and Cingular Wireless which comprised 0.7%, 0.4% and 0.4%, respectively, of total invested assets.
The Company’s top three exposures by industry sector as of December 31, 2005 and 2004 were financial services, technology and communications and utilities which comprised approximately 9%, 4% and 4%, respectively, of total invested assets as of December 31, 2005 and comprised approximately 9%, 6% and 4%, respectively, of total invested assets as of December 31, 2004.
The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States, with the largest concentrations as of December 31, 2005 and 2004 in California, New York and Texas which comprise approximately 1% each of total invested assets as of December 31, 2005 and 2004.
Trading Securities
Equity investments classified as trading are primarily associated with the variable annuity products offered in Japan and are recorded at fair value. As of December 31, 2005 and 2004, trading portfolio investments were $24,034 and $13,634, respectively.
Security Unrealized Loss Aging
     The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 1. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005.

						2005
		Less Than 12 Months				12 Months or More		Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$1,951	$1,926	$(25)	$728	$664	$(64)	$2,679	$2,590	$(89)
CMOs
Agency backed	405	402	(3)	235	232	(3)	640	634	(6)
Non-agency backed	46	46	—	1	1	—	47	47	—
CMBS
Agency backed	2	2	—	11	11	—	13	13	—
Non-agency backed	6,790	6,668	(122)	1,075	1,035	(40)	7,865	7,703	(162)
Corporate	12,479	12,184	(295)	2,494	2,393	(101)	14,973	14,577	(396)
Government/Government agencies
Foreign	343	337	(6)	54	53	(1)	397	390	(7)
United States	350	348	(2)	117	113	(4)	467	461	(6)
MBS — U.S. Government/Government agencies	2,761	2,712	(49)	258	247	(11)	3,019	2,959	(60)
States, municipalities and political subdivisions	1,720	1,697	(23)	21	20	(1)	1,741	1,717	(24)
Short-term investments	201	201	—	—	—	—	201	201	—

Total fixed maturities	27,048	26,523	(525)	4,994	4,769	(225)	32,042	31,292	(750)
Common stock	16	13	(3)	2	2	—	18	15	(3)
Non-redeemable preferred stock	127	124	(3)	57	55	(2)	184	179	(5)

Total equity	143	137	(6)	59	57	(2)	202	194	(8)

Total temporarily impaired securities	$27,191	$26,660	$(531)	$5,053	$4,826	$(227)	$32,244	$31,486	$(758)

As of December 31, 2005, fixed maturities represented approximately 99% of the Company’s total unrealized loss amount, which was comprised of approximately 4,000 different securities. The Company held no securities as of December 31, 2005, that were in an unrealized loss position in excess of $12. There were no fixed maturities or equity securities as of December 31, 2005, with a fair value less than 80% of the security’s cost or amortized cost for six continuous months other than certain ABS and CMBS. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position as of December 31, 2005 that were deemed to be other-than-temporarily impaired.
Securities in an unrealized loss position for less than twelve months were comprised of over 3,300 securities of which 94%, or $500 of the unrealized loss, were comprised of securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are investment grade fixed maturities depressed due to changes in interest rates from the date of purchase.
The securities depressed for twelve months or more as of December 31, 2005 were comprised of over 700 securities, with the majority of the unrealized loss amount relating to ABS, CMBS and corporate fixed maturities within the financial services sector. A description of the events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.
ABS — The ABS in an unrealized loss position for twelve months or more were primarily supported by aircraft lease receivables that had suffered a decrease in value in recent years. The Company’s holdings are ABS secured by leases on aircraft. The decline in the fair values of these securities is primarily attributable to the high risk premium associated with the increase in volatility of airline travel demand in recent years, lack of market liquidity in this sector and long term to maturity of these securities. In recent years, aircraft demand and lease rates have improved as a result of an increase in worldwide travel. However, the continuing difficulties experienced by several major U.S. domestic airlines due to high operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector. Based on the Company’s projections of future cash flows under distressed scenarios, the Company expects to recover the full contractual principal and interest payments of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
CMBS — The CMBS in an unrealized loss position as of December 31, 2005, were primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Financial services — Financial services represents approximately $29 of the corporate securities in an unrealized loss position for twelve months or more. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
The remaining balance of $94 in the twelve months or more unrealized loss category is comprised of approximately 400 securities, substantially all of which were depressed only to a minor extent with fair value to amortized cost ratios at or greater than 90% as of December 31, 2005. The decline in market value for these securities is primarily attributable to changes in interest rates.
The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

	2004
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,556	$1,540	$(16)	$429	$373	$(56)	$1,985	$1,913	$(72)
CMOs
Agency backed	555	552	(3)	2	2	—	557	554	(3)
Non-agency backed	39	39	—	—	—	—	39	39	—
CMBS
Agency backed	26	25	(1)	—	—	—	26	25	(1)
Non-agency backed	2,788	2,764	(24)	172	164	(8)	2,960	2,928	(32)
Corporate	4,940	4,873	(67)	1,474	1,424	(50)	6,414	6,297	(117)
Government/Government agencies Foreign	236	234	(2)	68	65	(3)	304	299	(5)
United States	640	634	(6)	10	10	—	650	644	(6)
MBS — U.S. Government/Government agencies	638	634	(4)	29	29	—	667	663	(4)
States, municipalities and political subdivisions	402	394	(8)	91	87	(4)	493	481	(12)
Short-term investments	94	94	—	—	—	—	94	94	—

Total fixed maturities	11,914	11,783	(131)	2,275	2,154	(121)	14,189	13,937	(252)
Common stock	1	1	—	2	2	—	3	3	—
Non-redeemable preferred stock	97	95	(2)	140	129	(11)	237	224	(13)

Total equity	98	96	(2)	142	131	(11)	240	227	(13)

Total temporarily impaired securities	$12,012	$11,879	$(133)	$2,417	$2,285	$(132)	$14,429	$14,164	$(265)

Mortgage Loans
The carrying value of mortgage loans was $1.7 billion and $1.2 billion for the years ended December 31, 2005 and 2004, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The largest concentrations by property type at December 31, 2005 and 2004, are office buildings (approximately 39% and 42%, respectively), retail stores (approximately 22% and 22%, respectively) and hotels (approximately 15% and 16%, respectively). The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration in California (approximately 18% and 25% at December 31, 2005 and 2004, respectively). At December 31, 2005 and 2004, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans. The Company had no valuation allowance for mortgage loans at December 31, 2005 and 2004.
Investment Management Activities
Hartford Investment Management Company (“HIMCO”) serves as collateral manager for four synthetic collateralized loan obligation trusts and a recently issued continuously offered ERISA-eligible institutional fund (collectively, “synthetic CLOs”) that invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). HIMCO assumed collateral manager responsibilities for two of the synthetic CLOs in 2004 and subsequently sponsored and issued three additional synthetic CLOs (one in 2004 and two in 2005). The outstanding notional value of the referenced bank loan portfolios from the five synthetic CLOs was $1.7 billion and $1.1 billion as of December 31, 2005 and 2004, respectively.
As of December 31, 2005 and 2004, the synthetic CLOs had issued approximately $290 and $185 of notes and preferred shares (“CLO issuances”), respectively. The proceeds from the CLO issuances are invested in collateral accounts consisting of high credit quality securities and/or bank loans that are pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps. Approximately $240 and $170 of the CLO issuances were held by third party investors as of December 31, 2005 and 2004, respectively. The third party investors in the synthetic CLOs have recourse only to the synthetic CLOs’ assets and not to the general credit of the Company. Accordingly, the Company’s financial exposure to these synthetic CLOs is limited to its direct investment in certain notes and preferred shares issued by the synthetic CLOs and loss of management fees.
Pursuant to the requirements of FIN 46R, the Company has concluded that the five synthetic CLOs are variable interest entities (“VIEs”) and for two of the synthetic CLOs, the Company is the primary beneficiary and must consolidate these synthetic CLOs. Accordingly, the Company has reflected the assets and liabilities of two synthetic CLOs in its consolidated financial statements. As of December 31, 2005, the Company recorded $75 of cash and fixed maturities, total return swaps with a fair value of $2 in other investments and $42 in other liabilities related to the CLO issuances in its consolidated balance sheets. As of December 31, 2004, the Company recorded in the consolidated balance sheets $65 of cash and fixed maturities, total return swaps with a fair value of $3 in other investments and $52 related to the CLO issuances in other liabilities. The Company’s investments and accrued management fees in the consolidated synthetic CLOs, which is its maximum exposure to loss, was $35 and $14, as of December 31, 2005 and 2004, respectively.
Pursuant to FIN 46R, the Company has concluded that it is not the primary beneficiary of the other three synthetic CLOs managed by HIMCO, one of which was issued in 2005. As a result, these synthetic CLOs are not consolidated by the Company. The Company’s maximum exposure to loss from the non-consolidated synthetic CLOs (consisting of the Company’s investments and accrued management fees) was approximately $21 and $3 as of December 31, 2005 and 2004. The collateral management fees earned by HIMCO for the three non-consolidated synthetic CLOs totaled $6 and $3 for the years ended December 31, 2005 and 2004, respectively, and are reported in other income in the consolidated statements of operations.
The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIEs. The qualitative considerations included the Company’s co-investment in relation to the total CLO issuance. The quantitative analysis included calculating the variability of the CLO issuance based upon statistical techniques utilizing historical normalized default and recovery rates for the average credit quality of the initial referenced bank loan portfolio.
Derivative Instruments
Derivative instruments are recorded in the consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as of December 31, as follows:

	Asset Values		Liability Values
	2005	2004	2005	2004

Other investments	$181	$196	$—	$—
Reinsurance recoverables	—	—	17	67
Other policyholder funds and benefits payable	8	129	—	—
Fixed maturities	—	4	—	—
Other liabilities	—	—	450	590

Total	$189	$329	$467	$657

The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s non-guaranteed separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31, 2005 and 2004. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including net periodic coupon settlements, are presented below on an after-tax basis for the years ended December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

					Hedge
					Ineffectiveness,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2005	2004	2005	2004	2005	2004

Cash-Flow Hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities. The Company also enters into forward starting swap agreements to hedge the interest rate exposure on anticipated fixed-rate asset purchases due to changes in the benchmark interest rate, London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products.

Interest rate swaps are also used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$5,753	$6,044	$(18)	$57	$(11)	$(11)
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	1,758	1,735	(242)	(499)	4	—

Fair-Value Hedges
Interest rate swaps
A portion of the Company’s fixed debt is hedged against increases in LIBOR, the designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in LIBOR.	2,476	951	(12)	(2)	2	—
Interest rate caps and floors
Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments and are not required to be bifurcated.	—	148	—	(1)	—	—
Swaptions
Swaption arrangements are utilized to offset the change in the fair value of call options embedded, not requiring bifurcation, in certain municipal fixed maturity securities. The swaptions give the Company the option to enter into a “received fixed” swap. The purpose of the swaptions is to mitigate re-investment risk arising from the call option embedded in the municipal security, providing for a fixed return over the original term to maturity.	—	14	—	1	—	—

Net Investment Hedges
Forwards
Yen denominated forwards are used to hedge the net investment in the Japanese Life operation from potential volatility in the yen to U.S. dollar exchange rate.	—	401	—	(23)	—	—

Total cash-flow, fair-value and net investment hedges	$9,987	$9,293	$(272)	$(467)	$(5)	$(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2005	2004	2005	2004	2005	2004

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

The Company also uses an interest rate cap as an economic hedge of the interest rate risk related to Company issued debt. In a rising interest rate environment, the cap will limit the net interest expense on the hedged fixed rate debt.	$1,616	$1,966	$3	$5	$(1)	$(9)
Interest rate swaps and floors
The Company uses interest rate swaps and floors to manage duration risk between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps in hedging relationships, thereby offsetting the changes in value of the original swap.	2,227	2,206	(4)	(13)	1	3
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards and purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	766	371	(9)	(74)	20	(23)

Credit default and total return swaps
The Company enters into swap agreements in which the Company assumes credit exposure of an individual entity, referenced index or asset pool. The Company assumes credit exposure to individual entities through credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuer. Credit events typically include failure on the part of the referenced security issuer to make a fixed dollar amount of contractual interest or principal payments or bankruptcy. The maximum potential future exposure to the Company is the notional value of the swap contracts, $455 and $291, after-tax, as of December 31, 2005 and 2004, respectively.

The Company also assumes exposure to the change in value of indices or asset pools through total return swaps and credit spreadlocks. As of December 31, 2005 and 2004, the maximum potential future exposure to the Company from such contracts is $899 and $809, after-tax, respectively.

The Company enters into credit default swap agreements, in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors. In addition, the Company enters into option contracts to receive protection should a credit event occur on the part of the referenced security issuer.	2,839	2,158	3	8	13	29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2005	2004	2005	2004	2005	2004

Options
The Company writes option contracts for a premium to monetize the bifurcated option embedded in certain of its fixed maturity investments. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the appreciation in the value of the embedded long option.	$12	$95	$—	$1	$(1)	$(1)
Yen fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and yen interest rate exposures associated with the yen denominated individual fixed annuity compound rate contract product. For further discussion, see below. Additionally, forward settling fixed maturity investments are traded to manage duration and foreign currency risk associated with this product.	1,675	611	(179)	10	(143)	4
Product derivatives
The Company offers certain variable annuity products with a GMWB rider. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. For a further discussion, see the Derivative Instruments section of Note 1. The notional value of the embedded derivative is the GRB balance.	31,803	25,433	8	129	(42)	35
Reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	8,575	9,107	(17)	(67)	19	1
GMWB hedging instruments
The Company enters into interest rate futures, S&P 500 and NASDAQ index futures contracts and put and call options, as well as interest rate and EAFE index swap contracts to economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured.

In addition, the Company periodically enters into forward starting S&P 500 put options as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. [1]	5,086	3,117	175	108	1	(31)
Statutory reserve hedging instruments
The Company purchased one and two year S&P 500 put option contracts to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB obligations against a decline in the equity markets.	1,142	1,921	14	32	(20)	(2)

Total other investment and risk management activities	55,741	46,985	(6)	139	(153)	6

Total derivatives [2]	$65,728	$56,278	$(278)	$(328)	$(158)	$(5)

[1]	The after-tax net gain related to derivatives purchased to hedge the anticipatory sales of the GMWB rider is $8 for the year ended December 31, 2005.

[2]	Derivative change in value includes hedge ineffectiveness for cash-flow, fair-value and net investment hedges and total change in value of other investment and risk management activities.
The increase in notional amount since December 31, 2004, is primarily due to an increase in derivatives associated with GMWB product sales, as well as an increase in yen fixed annuity hedging instruments. The increase in net fair value of derivative instruments since December 31, 2004, was primarily due to an increase in market value of derivatives hedging foreign bonds as a result of the strengthening of the U.S. dollar in comparison to foreign currencies and an increase in GMWB related derivatives resulting from the increase in equity market volatility, partially offset by a decline in market value of yen fixed annuity hedging instruments due to the strengthening of the U.S. dollar against the yen.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
For the year ended December 31, 2003, the after-tax net gains and losses representing the total ineffectiveness on all fair value, cash flow and net investment hedges were less than $1.
The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2005 yen to U.S. dollar spot rate. During 2004 and the first six months of 2005, the Company managed the yen currency risk associated with the yen fixed annuities with pay fixed U.S. dollar receive fixed yen, zero coupon currency swaps (“fixed currency swaps”). In order to mitigate the U.S. interest rate exposure, the fixed currency swaps, with a notional value of $1.2 billion, were closed or restructured in June 2005. The Company then entered into pay variable U.S. dollar receive fixed yen, zero coupon currency swaps (“currency swaps”) associated with the yen fixed annuities. As of December 31, 2005, the notional value and fair value of the currency swaps were $1.7 billion and $(179), respectively.
Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in foreign exchange rates, Japanese and U.S. interest rates and accrued income. An after-tax net loss of $23 and a net gain of $2 for the years ended December 31, 2005 and 2004, respectively, which includes the changes in value of the currency swaps, fixed currency swaps and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
During the third quarter of 2005, the Company terminated its yen denominated forwards that were used to hedge the yen to U.S. dollar exchange rate volatility related to the net investment in the Japanese Life subsidiary (Hartford Life Insurance KK). The notional and fair value of the contracts terminated during the third quarter of 2005 were $408 and $17, respectively. The after-tax net gains (losses) included in the foreign currency transaction adjustment associated with the net investment hedge was $12, $(14) and $(3) as of December 31, 2005, 2004 and 2003, respectively.
As of December 31, 2005 and 2004, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $1 and $7, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the years ended December 31, 2005, 2004 and 2003, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to the forecasted transactions that were no longer probable of occurring.
Securities Lending and Collateral Arrangements
The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2005 and 2004, the fair value of the loaned securities was approximately $1.2 billion and $1.5 billion, respectively, and was included in fixed maturities in the consolidated balance sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $3 and $2 for the years ended December 31, 2005 and 2004, respectively, which was included in net investment income.
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2005 and 2004, collateral pledged of $282 and $337, respectively, was included in fixed maturities in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The classification and carrying amount of the loaned securities associated with the lending program and the derivative instrument collateral pledged at December 31, 2005 and 2004 were as follows:

Loaned Securities and Collateral Pledged	2005	2004

ABS	$29	$46
CMOs	—	1
CMBS	188	223
Corporate	889	1,001
MBS	125	—
Government/Government Agencies
Foreign	63	42
United States	244	570

Total	$1,538	$1,883

As of December 31, 2005 and 2004, the Company had accepted collateral relating to the securities lending program and derivative instruments consisting of cash, U.S. Government and U.S. Government agency securities with a fair value of $1.4 billion and $1.7 billion, respectively. At December 31, 2005 and 2004, cash collateral of $1.2 billion and $1.6 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2005 and 2004. As of December 31, 2005 and 2004, all collateral accepted was held in separate custodial accounts.
As discussed in the Investment Management Activities section above, the Company manages and invests in certain synthetic CLOs. Also, for certain of these synthetic CLOs, the Company is the primary beneficiary and must consolidate the CLOs. These CLOs have entered into various collateral arrangements with third party swap counterparties. For further discussion, see the Investment Management Activities above.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2005 and 2004, the fair value of securities on deposit was approximately $1.1 billion and $1.3 billion, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value of Financial Instruments (continued)
The carrying amounts and fair values of The Hartford’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
Assets	Amount	Value	Amount	Value

Fixed maturities	$76,440	$76,440	$75,100	$75,100
Equity securities	25,495	25,495	14,466	14,466
Policy loans	2,016	2,016	2,662	2,662
Limited partnerships [1]	668	668	433	433
Mortgage loans on real estate	1,731	1,718	1,174	1,194
Other investments [2]	583	583	573	573

Liabilities
Other policyholder funds and benefits payable [3]	$11,691	$11,278	$9,249	$9,081
Commercial paper [4]	471	471	372	372
Long-term debt [5]	4,296	5,073	4,557	5,141
Derivative related liabilities [6]	450	450	590	590

[1]	Included in other investments in the consolidated balance sheets.

[2]	2005 and 2004 include $181 and $196 of derivative related assets, respectively.

[3]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[4]	Included in short-term debt in the consolidated balance sheets.

[5]	Includes current maturities of long-term debt.

[6]	Included in other liabilities in the consolidated balance sheets.
6. Reinsurance
The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfers do not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Hartford’s property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. As of December 31, 2005 and 2004, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
Life
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2005, the Company’s current policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5.0, which increased from $2.9 as of December 31, 2004. In addition, the Company reinsures the majority of minimum death benefit guarantees as well as the guaranteed withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts.
Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2005	2004	2003

Gross fee income, earned premiums and other	$8,194	$7,223	$6,247
Reinsurance assumed	464	811	195
Reinsurance ceded	(455)	(498)	(465)

Net fee income, earned premiums and other	$8,203	$7,536	$5,977

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance (continued)
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $351, $478 and $541 for the years ended December 31, 2005, 2004 and 2003, respectively. Life also assumes reinsurance from other insurers.
Property and Casualty
In managing property and casualty risk, The Hartford utilizes reinsurance to transfer exposures to well-established and financially secure reinsurers. Reinsurance is used to manage aggregate exposures as well as specific risks based on accumulated property and casualty liabilities in certain geographic zones. All treaty purchases related to the Company’s property and casualty operations are administered by a centralized function to support a consistent strategy and ensure that the reinsurance activities are fully integrated into the organization’s risk management processes.
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect aggregate property and workers’ compensation exposures, and individual risk or quota share products, that protect specific classes or lines of business. There are no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Act of 2002 and other reinsurance programs relating to particular risks or specific lines of business.
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events.
The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
Premiums Written	2005	2004	2003

Direct	$11,653	$11,181	$10,333
Assumed	233	231	688
Ceded	(1,399)	(1,450)	(1,877)

Net	$10,487	$9,962	$9,144

Premiums Earned
Direct	$11,356	$10,811	$9,812
Assumed	218	218	731
Ceded	(1,418)	(1,535)	(1,738)

Net	$10,156	$9,494	$8,805

Ceded losses which reduce claims and claim adjustment expenses incurred, were $1.7 billion, $960 and $2.1 billion for the years ended December 31, 2005, 2004 and 2003, respectively.
Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid claim and claim adjustment expenses and are presented net of an allowance for uncollectible reinsurance. The reinsurance recoverables balance includes an estimate of the amount of gross claim and claim adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of claim and claim adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for business ceded to the reinsurance contracts. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded by reinsurance agreement. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid claim and claim adjustment expenses.
The allowance for uncollectible reinsurance was $413 and $374 as of December 31, 2005 and 2004, respectively. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay and contemplates recoveries under ceded reinsurance contracts and settlements of disputes that could be different than the ceded liabilities. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
7. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits are as follows:

	2005	2004	2003

Balance, January 1	$7,438	$6,624	$5,759
Capitalization	2,071	1,968	1,626
Amortization — Deferred Policy Acquisitions Costs and Present Value of Future Profits	(1,172)	(993)	(755)
Adjustments to unrealized gains and losses on securities available-for-sale and other	380	(75)	(59)
Cumulative effect of accounting change (SOP 03-1)	—	(105)	—
Effect of currency translation	(149)	72	—
Acquisition of Hartford Life Group Insurance Company [1]	—	(53)	53

Balance, December 31	$8,568	$7,438	$6,624

[1]	For the year ended December 31, 2004, reflects the purchase price adjustment related to the acquisition of CNA Group Life Assurance Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows:

For the years ended December 31,

2006	$85
2007	74
2008	65
2009	58
2010	52

Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2005	2004	2003

Balance, January 1	$1,071	$975	$930
Capitalization	2,060	1,946	1,687
Amortization – Deferred Policy Acquisition Costs	(1,997)	(1,850)	(1,642)

Balance, December 31	$1,134	$1,071	$975

8. Goodwill and Other Intangible Assets
The carrying amount of goodwill as of December 31 is shown below.

	2005	2004

Life
Retail	$572	$356
Individual Life	224	440

Total Life	796	796

Property & Casualty
Personal Lines	122	122
Specialty Commercial	30	30

Total Property & Casualty	152	152

Corporate	772	772

Total Goodwill	$1,720	$1,720

The Company’s goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, resulted in no write-downs for the years ended December 31, 2005 and 2004. The goodwill impairment analysis included Life’s new operating segments. During 2005, the Company reallocated goodwill between segments to align the acquired business with the appropriate reporting segment.
The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense net of interest accretion, if any. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	2005		2004
	Gross Carrying	Accumulated Net	Gross Carrying	Accumulated Net
Acquired Intangible Assets	Amount	Amortization	Amount	Amortization

Renewal rights	$22	$17	$22	$13
Other	14	7	13	4

Total Acquired Intangible Assets	$36	$24	$35	$17

Net amortization expense for the years ended December 31, 2005, 2004 and 2003 was $7. As of December 31, 2005, the weighted average amortization period was 4.8 years for renewal rights, 5.0 years for other and 4.9 years for total acquired intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets (continued)
The following is detail of the net acquired intangible asset activity for the years ended December 31, 2005, 2004 and 2003, respectively.

	Renewal Rights	Other	Total

For the year ended December 31, 2005

Balance, beginning of period	$9	$9	$18
Acquisition of business	—	1	1
Amortization, net of the accretion of interest	(4)	(3)	(7)

Balance, ending of period	$5	$7	$12

For the year ended December 31, 2004
Balance, beginning of period	$13	$10	$23
Acquisition of business	—	2	2
Amortization, net of the accretion of interest	(4)	(3)	(7)

Balance, ending of period	$9	$9	$18

For the year ended December 31, 2003
Balance, beginning of period	$15	$—	$15
Acquisition of business	4	11	15
Amortization, net of the accretion of interest	(6)	(1)	(7)

Balance, ending of period	$13	$10	$23

Estimated future net amortization expense for the succeeding five years is as follows:

For the years ended December 31,

2006	$5
2007	4
2008	2
2009	1
2010	—

For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 7.
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Hartford records the variable portion of individual variable annuities, 401(k), institutional, governmental, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2005, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract holder. Therefore, it does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11.7 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1 on January 1, 2004.
Prior to the adoption of SOP 03-1, the Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. These assets are not legally insulated from general creditors and therefore did not meet the conditions for separate account reporting under SOP 03-1. On January 1, 2004, separate account assets and liabilities in Japan of $6.2 billion were reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of December 31, 2005, due to additional sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had increased to $24.6 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefit (“GMIB”) liability balance sold with annuity products are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance as of January 1, 2005	$174	$28
Incurred	123	29
Paid	(139)	(1)
Currency translation adjustment	—	(6)

Liability balance as of December 31, 2005	$158	$50

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $64 as of January 1, 2005 and $40 as of December 31, 2005.

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance upon adoption — as of January 1, 2004	$217	$8
Incurred	123	21
Paid	(166)	(2)
Currency translation adjustment	—	1

Liability balance as of December 31, 2004	$174	$28

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $108 upon adoption of SOP 03-1 and $64 as of December 31, 2004.
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
The determination of the GMDB and GMIB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB and GMIB liabilities as of December 31, 2005 and 2004:
U.S. GMDB:
•	1,000 stochastically generated investment performance scenarios for 2005 and 2004 issue years; 250 stochastically generated investment performance scenarios for issue year 2003 and prior.

•	Separate account returns, representing the Company’s long-term assumptions, varied by asset class with a low of 3% for cash, a high of 9.5% and 11% for aggressive equities, and a weighted average of 7.8% and 9% for December 31, 2005 and 2004, respectively.

•	Volatilities also varied by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 12%.

•	80% of the 1983 GAM mortality table was used for mortality assumptions.

•	Lapse rates by calendar year vary from a low of 8% to a high of 14%, with an average of 12%.

•	Discount rate of 5.6% for 2005 issue year, 7% for issue years 2004 and 2003 and 7.5% for issue year 2002 and prior.
Japan GMDB and GMIB:
•	1,000 stochastically generated investment performance scenarios.

•	Separate account returns, representing the Company’s long-term assumptions, varied by asset class with a low of 2.6% for Japan bonds, a high of 8.8% for foreign equities and a weighted average of 4.9%.

•	Volatilities also varied by asset class with a low of 5.6% for Japan bonds, a high of 21.3% for foreign equities and a weighted average of 13.4%.

•	70% of the 1996 Japan Standard Mortality Table was used for mortality assumptions.

•	Lapse rates by age vary from a low of 1% to a high of 6%, with an average of 4%.

•	Average discount rate of 2.6%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure:
Breakdown of Variable Annuity Account Value by GMDB/GMIB Type at December 31, 2005

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant
MAV only	$57,445	$5,040	$507	64
With 5% rollup [2]	4,032	497	91	63
With Earnings Protection Benefit Rider (EPB) [3]	5,358	313	57	60
With 5% rollup & EPB	1,445	132	24	62

Total MAV	68,280	5,982	679

Asset Protection Benefit (APB) [4]	26,880	25	13	61
Lifetime Income Benefit (LIB) [5]	251	—	—	59
Reset [6] (5-7 years)	7,419	435	435	65
Return of Premium [7] /Other	9,235	37	35	49

Subtotal U.S. Guaranteed Minimum Death Benefits	112,065	6,479	1,162	62

Japan Guaranteed Minimum Death and Income Benefit [8]	24,641	9	9	66

Total	$136,706	$6,488	$1,171

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: The death benefit is the greatest of the current account value, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining balance related to the Japan GMIB was $15.2 billion and $7.3 billion as of December 31, 2005 and 2004, respectively.
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has recently added a feature, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal, amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. During the 4th quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (“S&P”) 500 index options. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83. The impact to net income including other changes in assumptions, after DAC amortization and taxes was a loss of $18.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
As of December 31, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $8 and $129, respectively. During 2005, 2004 and 2003, the increase (decrease) in value of the GMWB, before reinsurance and hedging, reported in realized gains was $(64) and $54 and $178, respectively. There were no payments made for the GMWB during 2005, 2004 or 2003.
As of December 31, 2005 and December 31, 2004, $26.4 billion, or 69%, and $18.1 billion, or 61%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of December 31, 2005 and 2004 was $31.8 billion and $25.4 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’, the Company’s exposure as of December 31, 2005, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2005
Equity securities (including mutual funds)	$94,419
Cash and cash equivalents	8,609

Total	$103,028

As of December 31, 2005, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.
The Individual Life segment sells universal life-type contracts with and without certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes sufficient premium payments to meet the requirements of the guarantee. The cumulative effect on net income upon recording additional liabilities for universal life-type contracts and the related secondary guarantees, in accordance with SOP 03-1, was not material. As of December 31, 2005, the liability for secondary guarantees as well as the amounts incurred and paid during the year was immaterial.
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
Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2005	2004
Balance, beginning of period	$309	$198
Sales inducements deferred	85	141
Amortization charged to income	(39)	(30)

Balance, end of period	$355	$309

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

	For the years ended December 31,
	2005	2004	2003
Beginning claim reserves-gross	$4,714	$4,480	$2,914
Purchase of CNA Group Life Assurance Company	—	20	—
Reinsurance recoverables	297	250	275

Beginning claim reserves-net	4,417	4,210	2,639

Incurred expenses related to
Current year	1,994	1,864	1,149
Prior years	(112)	(73)	(10)

Total incurred expenses	1,882	1,791	1,139

Paid expenses related to
Current year	645	564	376
Prior years	1,060	1,020	669

Total paid expenses	1,705	1,584	1,045

Ending claim reserves-net	4,594	4,417	2,733
Acquisition of claim reserves	—	—	1,497
Reinsurance recoverable, December 31	238	297	250

Ending claim reserves-gross	$4,832	$4,714	$4,480

The favorable prior year claim development in 2005 is principally due to continued strong disability claims management as well as favorable development on the experience rated financial institutions block. The favorable loss experience on the financial institutions block inversely impacts the commission expenses incurred. For the year ended December 31, 2004, incurred and paid expenses increased from 2003 due to the acquisition of CNA. The favorable prior year claim development in 2004 was primarily due to favorable claims experience.
The liability for future policy benefits and unpaid claims and claim adjustment expenses is comprised of the following:

	2005	2004
Group Disability and Accident and Other unpaid claims and claim adjustment expenses	$4,832	$4,714
Group Life unpaid claims and claim adjustment expenses	910	885
Individual Life unpaid claims and claim adjustment expenses	84	88
Future Policy Benefits	7,161	6,559

Future Policy Benefits and Unpaid Claim and Claim Adjustment Expenses	$12,987	$12,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Claims and Claim Adjustment Expenses (continued)
The liability for future policy benefits and unpaid claims and claim adjustment expenses by segment/product is as follows:

	2005	2004
Life
Retail
Individual annuity — variable	$171	$173
Individual annuity — fixed	575	529
Other	1	5

Total Retail	747	707

Retirement Plans
401(k)	56	54
Governmental	310	333

Total Retirement Plans	366	387

Institutional
Structured settlements	3,028	2,502
Institutional annuities	2,167	2,025
PPLI	120	149

Total Institutional	5,315	4,676

Individual Life
Variable universal life	15	21
Universal life/other interest sensitive	81	87
Term insurance and other	490	536

Total Individual Life	586	644

Group Benefits
Group disability	4,544	4,162
Group life and accident	1,058	1,334
Other	226	188

Total Group Benefits	5,828	5,684

International
Variable	51	28

Total International	51	28

Other	94	124

Total Life	12,987	12,250

Corporate	—	(4)

Total	$12,987	$12,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Claims and Claim Adjustment Expenses (continued)
The liability for other policyholder funds and benefits payable by segment/product is as follows:

	2005	2004
Life
Retail
Individual annuity — variable	$6,861	$7,452
Individual annuity — fixed	9,539	10,952
Other	10	20

Total Retail	16,410	18,424

Retirement Plans
401(k)	1,181	1,075
Governmental	4,013	3,715

Total Retirement Plans	5,194	4,790

Institutional
Structured settlements	1,731	1,501
Stable value/Funding agreements	4,142	2,115
GICs	3,117	3,180
PPLI	232	489
Institutional annuities	11	9

Total Institutional	9,233	7,294

Individual Life
Variable universal life	474	425
Universal life/other interest sensitive	4,284	4,059
Other	232	192

Total Individual Life	4,990	4,676

Group Benefits
Group life and accident	535	558

Total Group Benefits	535	558

International
Variable	24,641	14,129
Fixed	1,461	521

Total International	26,102	14,650

Other	1,988	2,441

Total Life	$64,452	$52,833

Property & Casualty
A rollforward of liabilities for property and casualty unpaid claims and claim adjustment expenses follows:

	For the years ended December 31,
	2005	2004	2003
Beginning liabilities for property and casualty unpaid claims and claim adjustment expenses-gross	$21,329	$21,715	$17,091
Reinsurance and other recoverables	5,138	5,497	3,950

Beginning liabilities for property and casualty unpaid claims and claim adjustment expenses-net	16,191	16,218	13,141

Add provision for property & casualty unpaid claims and claim adjustment expenses
Current year	6,715	6,590	6,102
Prior years	248	414	2,824

Total provision for property and casualty unpaid claims and claim adjustment expenses	6,963	7,004	8,926

Less payments
Current year	3,593	2,616	2,369
Prior years	2,698	4,415	3,480

Total payments	6,291	7,031	5,849

Ending liabilities for property and casualty unpaid claims and claim adjustment expenses-net	16,863	16,191	16,218
Reinsurance and other recoverables	5,403	5,138	5,497

Ending liabilities for property and casualty unpaid claims and claim adjustment expenses-gross	$22,266	$21,329	$21,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Claims and Claim Adjustment Expenses (continued)
In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty businesses at December 31, 2005 represent the Company’s best estimate of its ultimate liability for claims and claim adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve reestimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. Because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity. For a further discussion see Note 12.
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
The prior year provision of $248 in 2005 includes reserve strengthening for workers’ compensation claim payments expected to emerge after 20 years of development, assumed casualty reinsurance, adverse development in environmental reserves, the 2004 hurricanes and general liability reserves for accident years 2000 to 2003. This strengthening was partially offset by reserve releases for allocated loss adjustment expenses and workers’ compensation reserves for accident years 2003 and 2004. The prior year provision of $414 in 2004 includes reserve strengthening for construction defects claims, assumed casualty reinsurance and environmental claims as well as a reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities. The 2004 reserve strengthening was partially offset by a reduction in September 11 reserves. The prior year provision in 2003 is primarily due to reserve strengthening of $2.6 billion based on a ground up study of asbestos reserves. The ground up study confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that the Company and the four named individual defendants, as control persons of the Company, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and the Court heard oral argument on December 22, 2005. The Company and the individual defendants dispute the allegations and intend to defend these actions vigorously.
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of the Company against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs thereafter agreed to stay further proceedings pending resolution of the motion to dismiss the securities class action. All defendants dispute the allegations and intend to defend these actions vigorously.
Three consolidated putative class actions filed in the same court on behalf of participants in the Company’s 401(k) plan, alleging that the Company and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in the Company’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
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
The plaintiff appealed and, in August 2005, a panel of the United States Court of Appeals for the Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that the Company’s notices, even when sent, contained inadequate information. Although no court previously had decided the notice requirements applicable to insurers under FCRA, and the district court had not addressed whether the Company’s alleged violations of FCRA were willful because it had agreed with the Company’s interpretation of FCRA and found no violation, the Court of Appeals further held, over a dissent by one of the judges, that the Company’s failure to send notices conforming to the Court’s opinion constituted a willful violation of FCRA as a matter of law. FCRA provides for a statutory penalty of $100 to $1,000 per willful violation. Simultaneously, the Court of Appeals issued decisions in related cases against four other insurers, reversing the district court and holding that those insurers also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
had violated FCRA in similar ways.On October 3, 2005, the Court of Appeals withdrew its opinion in the Hartford case and issued a revised opinion, which changed certain language of the opinion but not the outcome.
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On remand, the Company will have an opportunity to present evidence that its conduct was not willful. If the Company is found not to have acted willfully, statutory penalties will not be available, and the plaintiff will have to prove actual damages.
No class has been certified, and the Company intends to continue to defend this action vigorously. The Company’s ultimate liability, if any, in this action is highly uncertain and subject to contingencies that are not yet known. In the opinion of management, it is possible that an adverse outcome in this action could have a material adverse effect on the Company’s consolidated results of operations or cash flows.
Blanket Casualty Treaty Litigation – The Company is engaged in pending litigation in Connecticut Superior Court against certain of its upper-layer reinsurers under its Blanket Casualty Treaty (“BCT”). The BCT is a multi-layered reinsurance program providing excess-of-loss coverage in various amounts from the 1930s through the 1980s. The upper layers were first placed in 1950, predominantly with London Market reinsurers, including Lloyd’s syndicates. The action seeks, among other relief, damages for the reinsurer defendants’ failure to pay certain billings for asbestos and pollution claims.
In December 2003, the Company entered into a global settlement with MacArthur Company, an asbestos insulation distributor and installer then in bankruptcy, for $1.15 billion. The Company then billed the reinsurer defendants under the BCT for $117 of the settlement amount. After the reinsurers refused to pay the MacArthur billing, the Company amended its complaint to add, among other things, claims related to that billing. Most of the reinsurer defendants counterclaimed, seeking a declaration that they did not owe reinsurance for the MacArthur settlement.
The litigation concerns under what circumstances losses arising from multiple claims against a single insured may be combined and ceded as a single “accident” under the BCT so as to reach the upper layers of the program. The BCT contains a unique definition of “accident.” The application of this definition to the ceded losses is the crux of the dispute.
In April 2005, the Superior Court phased the proceedings, providing for a trial of the MacArthur billing first, in April 2006, with other billings to follow in subsequent trial settings. In September 2005, the London Market reinsurer defendants moved for summary judgment on the MacArthur-related claims. After briefing and oral argument, the Superior Court issued a decision on December 13, 2005, granting the defendants’ motion. The Company has noticed an appeal to the Connecticut Appellate Court and intends to prosecute its appeal vigorously.
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has recorded gross reinsurance recoveries of asbestos and pollution losses under the BCT of $586. The Company has considered the risk of non-collection of these recoveries in its allowance of $335 as of December 31, 2005 for all uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment. If the Company ultimately is unable to collect asbestos and pollution recoveries under the BCT, an adjustment to decrease the Company’s net reinsurance recoverables would be required in an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
As of December 31, 2005 and December 31, 2004, the Company reported $2.3 billion and $2.5 billion of net asbestos reserves and $366 and $394 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations related to market timing. The Company continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Company’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity contracts, the Company’s ability to restrict transfers by these owners has, until recently, been limited. The Company has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of substantially all of the variable annuity contracts that were the subject of the previously settled litigation. Pursuant to an agreement in principle reached in February 2005 with the Board of Directors of the mutual funds, the Company has indemnified the affected mutual funds for material harm deemed to have been caused to the funds by frequent trading by these owners for the period from January 2, 2004 through December 31, 2005. The Company does not expect to incur additional costs pursuant to this agreement in principle in light of the exchange or surrender of these variable annuity contracts.
The SEC’s Division of Enforcement also is investigating aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Company discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Company continues to cooperate fully with the SEC in these matters.
The Company has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to the Company’s group annuity products, including single premium group annuities used in maturity or terminal funding programs. These subpoenas seek information about how various group annuity products are sold, how the Company selects mutual funds offered as investment options in certain group annuity products, and how brokers selling the Company’s group annuity products are compensated. The Company continues to cooperate fully with these regulators in these matters.
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. The Company recorded a charge of $66 to establish a reserve for the market timing and directed brokerage matters in the first quarter of 2005. Based on recent developments, the Company recorded an additional charge of $36, after tax, in the fourth quarter of 2005 to increase the reserve for the market timing, directed brokerage and single premium group annuity matters. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, the Company received a subpoena from the Connecticut Attorney General’s Office seeking information about the Company’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
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
Lease Commitments
Total rental expense on operating leases was $206 in 2005, $193 in 2004 and $158 in 2003. Future minimum lease commitments are as follows:

2006	$187
2007	157
2008	112
2009	87
2010	73
Thereafter	52

Total	$668

On June 30, 2003, the Company entered into a sale-leaseback of certain furniture and fixtures with a net book value of $40. The sale-leaseback resulted in a gain of $15, which was deferred and will be amortized into earnings over the initial lease term of three years. The lease qualifies as an operating lease for accounting purposes. At the end of the initial lease term, the Company has the option to purchase the leased assets, renew the lease for two one-year periods or return the leased assets to the lessor. If the Company elects to return the assets to the lessor at the end of the initial lease term, the assets will be sold, and the Company has guaranteed a residual value on the furniture and fixtures of $20. If the fair value of the furniture and fixtures were to decline below the residual value, the Company would have to make up the difference under the residual value guarantee. Under the sale-leaseback, the Company must maintain a minimum level of consolidated statutory surplus and risk based capital ratios. In addition, the Company must not exceed a maximum ratio of debt to capitalization. As of December 31, 2005, the Company was in compliance with all such covenants. As of December 31, 2005 and 2004, no liability was recorded for this guarantee, as the expected fair value of the furniture and fixtures at the end of the initial lease term was greater than the residual value guarantee.
In December 2005 the Company exercised its option to extend the lease contract until June 30, 2007.
Tax Matters
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS). The IRS began its audit of the 2002-2003 tax years in 2005 and is in the examination phase. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years. During 2004, the IRS completed its examination of the 1998-2001 tax years, and the IRS and the Company agreed upon all adjustments. As a result, during 2004 the Company booked a $216 tax benefit to reflect the impact of the audit settlement on tax years covered by the examination as well as all other tax years prior to 2004. The benefit relates primarily to the separate account DRD and interest.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Unfunded Commitments
At December 31, 2005, The Hartford has outstanding commitments totaling $754, of which $366 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $388 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.
Guaranty Fund and Other Insurance-related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. Such assessments paid by The Hartford approximated $46 in 2005, $26 in 2004 and $26 in 2003.
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2005 and 2004, the liability balance was $223 and $215, respectively. As of December 31, 2005 and 2004, $20 and $14, respectively, related to premium tax offsets were included in other assets.
13. Income Tax
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2005	2004	2003

Income Tax Expense (Benefit)
Current — U.S. Federal	$301	$(24)	$(120)
International	4	5	5

Total current	$305	$(19)	$(115)

Deferred — U.S. Federal	$377	$383	$(350)
International	29	21	6

Total deferred	$406	$404	$(344)

Total income tax expense (benefit)	$711	$385	$(459)

Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2005	2004

Tax discount on loss reserves	$730	$678
Tax basis deferred policy acquisition costs and reserves	622	648
Unearned premium reserve and other underwriting related reserves	455	440
Employee benefits	303	294
Minimum tax credit	598	342
Net operating loss carryover	444	807
Other	136	128

Total Deferred Tax Assets	3,288	3,337
Valuation Allowance	(28)	(16)

Net Deferred Tax Assets	3,260	3,321

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(1,741)	(1,409)
Investment-related items	(73)	(114)
Net unrealized gain on investments	(588)	(1,207)
Other depreciable & amortizable assets	(132)	(115)
Other	(51)	(57)

Total Deferred Tax Liabilities	(2,585)	(2,902)

Total	$675	$419

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Tax (continued)
In management’s judgment, the net deferred tax asset will more likely than not be realized as reductions of future taxes paid except as otherwise noted. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $1.3 billion, consisting of U.S. losses of $0.9 billion, which expire from 2015-2023, and foreign losses of $0.4 billion, which expire from 2006-2012. A valuation allowance of $28 million has been recorded which consists of $18 million related primarily to U.S. net operating losses of $47 million and $10 million related to a new valuation allowance set up primarily for U.K. net operating losses of $29 million.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company anticipates, based on currently available information, that it will distribute the entire balance in the account, thereby permanently eliminating the potential tax of $31.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2005	2004	2003

Tax provision at U.S. Federal statutory rate	$1,045	$883	$(193)
Tax-exempt interest	(149)	(145)	(151)
Dividends received deduction	(188)	(136)	(92)
Internal Revenue Service audit settlement (see Note 12)	—	(216)	—
Tax adjustment	—	—	(30)
Other	3	(1)	7

Provision (benefit) for income tax	$711	$385	$(459)

14. Debt
The following table presents short-term and long-term debt by issuance as of December 31, 2005 and 2004.

Short-Term Debt	2005	2004

Commercial paper	$471	$372
Current maturities of long-term debt	248	249

Total Short-Term Debt	$719	$621

Long –Term Debt
Senior Notes and Debentures

2.375% Notes, due 2006	—	248
7.1% Notes, due 2007	200	198
4.7% Notes, due 2007	300	300
6.375% Notes, due 2008	200	200
4.1% Equity Units Notes, due 2008	330	330
2.56% Equity Units Notes, due 2008	690	690
7.9% Notes, due 2010	274	275
4.625% Notes, due 2013	319	319
4.75% Notes, due 2014	199	199
7.3% Notes, due 2015	200	200
7.65% Notes, due 2027	247	248
7.375% Notes, due 2031	398	397

Total Senior Notes and Debentures	$3,357	$3,604

Junior Subordinated Debentures

7.625% Notes, due 2050	200	200
7.45% Notes, due 2050	491	504

Total Junior Subordinated Debentures	691	704

Total Long-Term Debt	$4,048	$4,308

The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG”) or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.
In December 2005, the Company issued $100 of commercial paper and used the proceeds, together with other sources, to fund a $300 contribution to its defined benefit pension plan.
On June 15, 2005, the Company repaid $250 of 7.75% senior notes at maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
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
Long-Term Debt Maturities
The following table reflects the Company’s long-term debt maturities.

2006	$250
2007	500
2008	1,220
2009	—
2010	275
Thereafter	2,070
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
The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on August 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford’s shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford’s common stock. If the applicable market value of The Hartford’s common stock is equal to or less than $45.50, then the Company will deliver 1.0989 shares to the holder of the equity unit, or an aggregate of 15.2 million shares. If the applicable market value of The Hartford’s common stock is greater than $45.50 but less than $56.875, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford’s common stock to the holder. Finally, if the applicable market value of The Hartford’s common stock is equal to or greater than $56.875, then the Company will deliver 0.8791 shares to the holder, or an aggregate of 12.1 million shares. Accordingly, upon settlement of the purchase contracts on August 16, 2006, The Hartford will receive proceeds of approximately $690 and will deliver between 12.1 million and 15.2 million common shares in the aggregate. Had the settlement date been December 31, 2005, the Company would have issued 12.1 million common shares based on applicable market value of the Company’s common stock. The proceeds will be credited to stockholders’ equity and allocated between the common stock and additional paid-in capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 4.44% of the stated amount per year until the purchase contract is settled.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
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
The purchase contract obligates the holder to purchase, and obligates The Hartford to sell, on November 16, 2006, for fifty dollars, a variable number of newly issued common shares of The Hartford. The number of The Hartford’s shares to be issued will be determined at the time the purchase contracts are settled based upon the then current applicable market value of The Hartford’s common stock. If the applicable market value of The Hartford’s common stock is equal to or less than $47.25, then the Company will deliver 1.0582 shares to the holder of the equity unit, or an aggregate of 7.0 million shares. If the applicable market value of The Hartford’s common stock is greater than $47.25 but less than $57.645, then the Company will deliver the number of shares equal to fifty dollars divided by the then current applicable market value of The Hartford’s common stock to the holder. Finally, if the applicable market value of The Hartford’s common stock is equal to or greater than $57.645, then the Company will deliver 0.8674 shares to the holder, or an aggregate of 5.7 million shares. Accordingly, upon settlement of the purchase contracts on November 16, 2006, The Hartford will receive proceeds of approximately $330 and will deliver between 5.7 million and 7.0 million common shares in the aggregate. Had the settlement date been December 31, 2005, the company would have issued 5.7 million common shares based on applicable market value of the Company’s common stock. The proceeds will be credited to stockholders’ equity and allocated between the common stock and additional paid-in capital accounts. The Hartford will make quarterly contract adjustment payments to the equity unit holders at a rate of 1.90% of the stated amount per year until the purchase contract is settled.
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
For a discussion of the impact to earnings (loss) per share from the equity unit offerings, see Note 2.
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the SEC. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2005, the Company had $2.4 billion remaining on its shelf.
On May 15, 2001, HLI filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2005, the Company had $1.0 billion remaining on its shelf.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Commercial Paper and Revolving Credit Facilities
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,	December 31,	December 31,	December 31,
Description	Date	Date	2005	2004	2005	2004

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$471	$372
HLI	2/7/97	N/A	250	250	—	—

Total commercial paper			$2,250	2,250	$471	$372
Revolving Credit Facility
5-year revolving credit facility	9/7/05	9/7/10	$1,600	$—	$—	$—
5-year revolving credit facility [1]	6/20/01	6/20/06	—	1,000	—	—
3-year revolving credit facility [1]	12/31/02	12/31/05	—	490	—	—

Total revolving credit facility			$1,600	$1,490	$—	$—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,850	$3,740	$471	$372

[1]	Replaced by $1.6 billion Five-Year Competitive Advance and Revolving Credit Facility Agreement on September 7, 2005. For further information, see below.
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
As of December 31, 2005, the Company’s Japanese operation has a ¥2.0 billion yen, approximately $17, line of credit with a Japanese bank with no outstanding borrowings under this facility.
Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for its banks. As of December 31, 2005, the Company was in compliance with all such covenants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
The financial structure of Hartford Capital III and Hartford Life Capital II, as of December 31, 2005 and 2004, were as follows:

($ in millions except for per security data)	Hartford Capital III	Hartford Life Capital II

Junior Subordinated Debentures [1] [2]
Principal amount owed	$500	$200
Balance December 31, 2005	$491	$200
Balance December 31, 2004	$504	$200
Coupon rate	7.45%	7.625%
Interest payable	Quarterly	Quarterly
Maturity date	Oct. 26, 2050	Feb. 15, 2050
Redeemable by issuer on or after	Oct. 26, 2006	Mar. 6, 2006
Trust Preferred Securities
Issuance date	Oct. 26, 2001	Mar. 6, 2001
Securities issued	20,000,000	8,000,000
Liquidation preference per security (in dollars)	$25	$25
Liquidation value	$500	$200
Coupon rate	7.45%	7.625%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by [3]	The Hartford	HLI

[1]	For each of the respective debentures, The Hartford or HLI, has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and The Hartford or HLI may not declare or pay any cash dividends or distributions on, or purchase, The Hartford’s or HLI’s capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Hartford or HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Preferred Securities.

[2]	The Hartford Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of The Hartford and are effectively subordinated to all existing and future liabilities of its subsidiaries.

[3]	The Hartford has guaranteed, on a subordinated basis, all of the Hartford Capital III obligations under the Hartford Series C Preferred Securities, including to pay the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation, but only to the extent that Hartford Capital III has funds to make such payments.
Interest Expense
The following table presents interest expense incurred for 2005, 2004 and 2003, respectively.

	For the years ended December 31,
	2005	2004	2003

Short-term debt	$13	$6	$5
Long-term debt [1]	239	245	266

Total interest expense	$252	$251	$271

[1]	Includes junior subordinated debentures.
The weighted-average interest rate on commercial paper was 3.4%, 1.5% and 1.2% for 2005, 2004 and 2003, respectively.
15. Stockholders’ Equity
Common Stock
In September 2004, the Company’s Board of Directors authorized the Company to repurchase up to $1 billion of its securities. The Company’s repurchase authorization permits purchases of common stock and equity units, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock and equity units. As of December 31, 2005, the Company has made no repurchases under this program.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Stockholders’ Equity (continued)
Statutory Results
The domestic insurance subsidiaries of HFSG prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the applicable state insurance department which vary materially from GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, accounting for life benefit reserves and for statutory reporting, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance. The Company’s use of permitted statutory accounting practices does not have a significant impact on statutory surplus.

	For the years ended December 31,
	2005	2004	2003

Statutory Net Income (Loss)
Life operations	$821	$1,048	$1,026
Property & Casualty operations	1,382	356	(163)

Total	$2,203	$1,404	$863

	As of December 31,
	2005	2004

Statutory Surplus
Life operations	$4,364	$5,119
Japan life operations [1]	1,017	—
Property & Casualty operations	6,981	6,337

Total	$12,362	$11,456

[1]	Japan Life Operation was valued in accordance with prescribed statutory accounting practices. Prior to September 1, 2005, Japan Life Operations was included in Life Operations.
Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. The Company’s insurance subsidiaries are permitted to pay up to a maximum of approximately $1.9 billion in dividends to HFSG in 2006 without prior approval from the applicable insurance commissioner. However, through August 31, 2006, Hartford Life and Accident Insurance Company (“HLA”), comprising $667 of the $1.9 billion, will need prior approval from the insurance commissioner to pay dividends. In 2005, HFSG and HLI received a combined total of $1.9 billion from their insurance subsidiaries, which includes a $963 dividend of Hartford Life Insurance K.K (“HLIKK”) to HLI.
16. Accumulated Other Comprehensive Income, Net of Tax
Comprehensive income is defined as all changes in stockholders’ equity, except those arising from transactions with stockholders. Comprehensive income includes net income (loss) and other comprehensive income (loss), which for the Company consists of changes in net unrealized appreciation or depreciation of available-for-sale investments carried at market value, changes in gains or losses on cash-flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company’s minimum pension liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Accumulated Other Comprehensive Income, Net of Tax (continued)
The components of AOCI were as follows:

		Net Gain (Loss)	Foreign	Minimum	Accumulated
	Unrealized	on Cash-Flow	Currency	Pension	Other
	Gain (Loss)	Hedging	Translation	Liability	Comprehensive
	on Securities	Instruments	Adjustments	Adjustment	Income (Loss)

For the year ended December 31, 2005

Balance, beginning of year	$2,162	$(215)	$(42)	$(480)	$1,425
Change in unrealized gain on securities [1] [2]	(1,193)	—	—	—	(1,193)
Change in foreign currency translation adjustments [1]	—	—	(107)	—	(107)
Net gain on cash-flow hedging instruments [1] [3]	—	105	—	—	105
Change in minimum pension liability adjustment [1]	—	—	—	(140)	(140)

Balance, end of year	$969	$(110)	$(149)	$(620)	$90

For the year ended December 31, 2004

Balance, beginning of year	$1,764	$(42)	$(101)	$(375)	$1,246
Unrealized gain on securities [1] [2]	106	—	—	—	106
Change in foreign currency translation adjustments [1]	—	—	59	—	59
Net loss on cash-flow hedging instruments [1] [3]	—	(173)	—	—	(173)
Change in minimum pension liability adjustment [1]	—	—	—	(105)	(105)
Cumulative effect of accounting change [4]	292	—	—	—	292

Balance, end of year	$2,162	$(215)	$(42)	$(480)	$1,425

For the year ended December 31, 2003

Balance, beginning of year	$1,444	$128	$(95)	$(383)	$1,094
Unrealized gain on securities [1] [2]	320	—	—	—	320
Change in foreign currency translation adjustments [1]	—	—	(6)	—	(6)
Net loss on cash-flow hedging instruments [1] [3]	—	(170)	—	—	(170)
Change in minimum pension liability adjustment [1]	—	—	—	8	8

Balance, end of year	$1,764	$(42)	$(101)	$(375)	$1,246

[1]	Unrealized gain on securities is net of tax and Life deferred acquisition costs of $(644), $234, and $136 for the years ended December 31, 2005, 2004 and 2003, respectively. Net gain (loss) on cash-flow hedging instruments is net of tax of $57, $(93), and $(92) for the years ended December 31, 2005, 2004 and 2003, respectively. Change in foreign currency translation adjustments are net of tax of $(58), $32 and $(3) for the years ended December 31, 2005, 2004 and 2003, respectively. Change in minimum pension liability adjustment is net of tax of $(75), $(57) and $4 for the years ended December 31, 2005, 2004 and 2003, respectively.

[2]	Net of reclassification adjustment for gains realized in net income of $45, $170 and $162 for the years ended December 31, 2005, 2004 and 2003, respectively.

[3]	Net of amortization adjustment of $5, $20 and $20 to net investment income for the years ended December 31, 2005, 2004 and 2003, respectively.

[4]	Cumulative effect of accounting change related to the Company’s adoption of SOP 03-1 is net of tax of $157 for the year ended December 31, 2004.
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
The Company maintains a U.S. qualified defined benefit pension plan (“the Plan”) that covers substantially all employees. Effective for all employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the “cash balance formula”. As of January 1, 2009, the cash balance formula will be used to calculate future pension benefits for services rendered on or after January 1, 2009 for all employees hired before January 1, 2001. These amounts are in addition to amounts earned by those employees through December 31, 2008 under the traditional final average pay formula.
The Company also maintains unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code.
The Company provides certain health care and life insurance benefits for eligible retired employees. The Company’s contribution for health care benefits will depend upon the retiree’s date of retirement and years of service. In addition, the plan has a defined dollar cap for certain retirees which limits average Company contributions. The Hartford has prefunded a portion of the health care obligations through a trust fund where such prefunding can be accomplished on a tax effective basis. Effective January 1, 2002, retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002
The Company adopted FSP FAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (“FSP 106-2”) as of December 31, 2004. The adoption of FSP 106-2 did not have a material effect on either the Company’s consolidated financial condition or results of operations.

. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2005 and 2004. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004

Change in Benefit Obligation
Benefit obligation – beginning of year	$3,162	$2,734	$500	$477
Service cost (excluding expenses)	113	96	12	12
Interest cost	182	170	27	28
Plan participants’ contributions	—	—	10	8
Amendments	6	—	—	—
Actuarial (gain) loss	76	68	(24)	(28)
Acquisition	—	—	—	6
Change in assumption:
Discount rate	128	219	25	32
Benefits paid	(134)	(130)	(29)	(35)
Other / Foreign exchange adjustment	1	5	—	—

Benefit obligation – end of year	$3,534	$3,162	$521	$500

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004

Change in Plan Assets
Fair value of plan assets – beginning of year	$2,496	$2,015	$106	$100
Actual return on plan assets	176	289	3	6
Employer contribution	504	317	—	—
Benefits paid	(126)	(124)	—	—
Expenses paid	(4)	(4)	—	—
Other / Foreign exchange adjustment	1	3	—	—

Fair value of plan assets – end of year	$3,047	$2,496	$109	$106

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004

Funded status	$(487)	$(666)	$(412)	$(394)
Unrecognized transition obligation	—	—	2	2
Unrecognized net actuarial loss	1,241	1,065	126	125
Unrecognized prior service cost	(114)	(134)	(33)	(56)

Net amount recognized	$640	$265	$(317)	$(323)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004

Accrued benefit liability	$(313)	$(473)	$(317)	$(323)
Accumulated other comprehensive income	953	738	—	—

Net amount recognized	$640	$265	$(317)	$(323)

The funded status of the Company’s defined benefit pension and other postretirement plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in long-term interest rates have had a negative impact on the funded status of the plans. As a result, the Company has recorded a change in minimum pension liability as of December 31, 2005 and 2004 as presented below:

	Pension Benefits
	2005	2004

Accumulated benefit obligation	$3,360	$2,969
Fair value of plan assets	3,047	2,496

Unfunded accumulated benefit obligation	313	473
Net amount recognized	640	265

Minimum pension liability, end of year	953	738
Minimum pension liability, beginning of year	738	577

Increase / (decrease) in minimum pension liability included in other comprehensive income, before-tax	$215	$161
Increase / (decrease) in minimum pension liability included in other comprehensive income, after-tax	$140	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 include the following components:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003

Service cost	$116	$101	$105	$12	$12	$12
Interest cost	182	171	167	27	28	27
Expected return on plan assets	(221)	(201)	(184)	(9)	(8)	(8)
Amortization of prior service cost	(13)	(13)	6	(23)	(23)	(24)
Amortization of unrecognized net losses	73	46	26	5	4	4

Net periodic benefit cost	$137	$104	$120	$12	$13	$11

Assumptions
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the plans per year were as follows:

	As of December 31,
	2005	2004

Discount rate	5.50%	5.75%
Rate of increase in compensation levels	4.00%	4.00%

Weighted average assumptions used in calculating the net periodic benefit cost for the plans were as follows:

	Twelve Months Ended
	December 31,
	2005	2004	2003

Discount rate	5.75%	6.25%	6.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

Assumed health care cost trend rates were as follows:

	As of December 31,
	2005	2004	2003

Health care cost trend rate	10.00%	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011	2008

Assumed health care cost trends have an effect on the amounts reported for the postretirement health care and life insurance benefit plans. Increasing/decreasing the health care trend rates by one percent each year would have the effect of increasing/decreasing the benefit obligation as of December 31, 2005 by $12 and the annual net periodic expense for the year then ended by $1.
Plan Assets
The Company’s defined benefit pension plan weighted average asset allocation at December 31, 2005 and 2004, and target allocation for 2006 by asset category are as follows:

	Percentage of Pension Plan Assets Fair Value at		Target
	December 31,		Allocation
	2005	2004	2006

Equity securities	66%	67%	50% - 70%
Debt securities	32%	31%	30% - 50%
Real estate	—	—	2% maximum
Other	2%	2%	5% maximum

Total	100%	100%

There was no Company common stock included in the Plan’s assets as of December 31, 2005 and 2004.
The Company’s other postretirement benefit plans’ weighted average asset allocation at December 31, 2005 and 2004, and target allocation for 2006 by asset category are as follows:

	Percentage of Other Postretirement Benefit Plan		Target
	Assets Fair Value at December 31,		Allocation
	2005	2004	2006

Equity securities	24%	24%	20% - 45%
Debt securities	76%	76%	55% - 80%

Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2005 and 2004.
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
Cash Flows
The following table illustrates the Company’s prior and anticipated 2006 contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits

2004	$317	$—
2005	504	—
2006 (best estimate)	200	—

The Company presently anticipates contributing approximately $200 to its pension plans in 2006, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company’s 2006 required minimum funding contribution is expected to be immaterial.
Employer contributions in 2005 were made in cash and did not include contributions of the Company’s common stock.
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2005:

	Pension Benefits	Other Postretirement Benefits
2006	$138	$31
2007	148	32
2008	160	34
2009	192	35
2010	209	37
2011-2015	1,331	203

Total	$2,178	$372

In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2005:

2006	$—
2007	3
2008	3
2009	4
2010	4
2011-2015	13

Total	$27

18. Stock Compensation Plans
On May 18, 2005 at the Company’s Annual Meeting of Shareholders, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of these superseded plans.
The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, or restricted stock units, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
any combination of the foregoing. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 7,000,000 shares applicable to all awards for the ten-year duration of the 2005 Stock Plan. To the extent that any awards under The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors are forfeited, terminated, expire unexercised or are settled for cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for awards under the 2005 Stock Plan and shall be added to the total number of shares available under the 2005 Stock Plan.
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years and two days. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
Performance awards of common stock granted under the 2005 Stock Plan become payable upon the attainment of specific performance goals achieved over a period of not less than one nor more than five years, and the restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2005 Stock Plan are available for performance shares, restricted stock awards, or restricted stock unit awards. Also, the maximum award of performance shares, restricted stock awards, or restricted stock unit awards for any individual employee in any year is 200,000 shares or units. In 2005, the Company granted 704,738 shares of common stock with a weighted average price of $71.62 related to performance shares, restricted stock awards, and restricted stock unit awards. In 2004 and 2003, the Company granted shares of common stock of 315,452 and 333,712 with weighted average prices of $64.93 and $38.13, respectively, related to performance share and restricted stock awards.
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. In 2005, 2004 and 2003, 328,276, 345,262 and 443,467 shares were sold, respectively. The per share weighted average fair value of the discount under the ESPP was $10.77, $9.31, and $11.96 in 2005, 2004 and 2003, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The activity under these programs is not material.
A summary of the status of non-qualified options included in the Company’s Stock Plan as of December 31, 2005, 2004 and 2003 and changes during the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average Exercise		Average		Average
(Shares in thousands)	Shares	Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beg. of year	18,855	$51.72	21,218	$48.69	20,172	$49.66
Granted	317	71.27	1,730	65.88	2,904	37.54
Exercised	(7,519)	48.80	(3,577)	39.78	(1,225)	33.89
Forfeited	(157)	53.20	(418)	56.63	(514)	56.76
Expired	(25)	53.82	(98)	56.60	(119)	57.24

Outstanding at end of year	11,471	54.16	18,855	51.73	21,218	48.69

Exercisable at end of year	9,510	53.34	13,727	49.47	14,661	46.02
Weighted average fair value of options granted	$22.89		$20.74		$15.46

The following table summarizes information about stock options outstanding and exercisable (shares in thousands) at December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted	Number
		Weighted Average	Average	Exercisable at	Weighted
Range of	Number Outstanding	Remaining Contractual	Exercise	December 31,	Average
Exercise Prices	at December 31, 2005	Life (Years)	Price	2005	Exercise Price

$22.97-30.62	34	0.2	$26.29	34	$26.29
30.63-38.28	2,772	5.6	35.98	2,194	35.61
38.29-45.93	1,084	2.9	43.88	1,077	43.90
45.94-53.59	951	2.6	48.54	939	48.53
53.60-61.25	533	3.8	57.48	519	57.52
61.26-68.90	5,757	6.1	64.63	4,724	64.33
68.91-76.56	340	8.9	71.34	23	72.31

	11,471	5.3	$54.16	9,510	$53.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of base salary, by the Company. In addition, the Company allocates at least 0.5% of base salary to the plan for each eligible employee. In 2005, the Company allocated 1.5% of base salary to the plan for eligible employees who received compensation of less than ninety thousand dollars during the prior year. The cost to The Hartford for this plan was approximately $52, $50 and $36 for 2005, 2004 and 2003, respectively.
20. Acquisitions
During the second quarter of 2004, the Company finalized its December 31, 2003, acquisition of CNA Financial Corporation’s group life and accident, and short-term and long-term disability businesses. The acquisition was consummated to increase the scale of the Company’s group life and disability operations and to expand and enhance the distribution and delivery of those products and related services. The final purchase price was $543. Through the acquisition, assets, comprised primarily of fixed maturities and short-term investments, increased $2.6 billion and liabilities, comprised primarily of future policy benefits and unpaid claims and claim adjustments expense increased by $2.0 billion. The Company did not record any goodwill or other intangibles, including present value of future profits as a result of the acquisition. As the acquisition was completed on December 31, 2003, the results of operations of the acquired business are included in the Company’s statement of operations for the years ended December 31, 2005 and 2004.
21. Quarterly Results For 2005 and 2004 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004

Revenues	$6,002	$5,736	$6,064	$5,453	$7,307	$5,414	$7,710	$6,105
Benefits, claims and expenses	$5,088	$4,918	$5,237	$4,876	$6,611	$5,107	$7,162	$5,284
Net income [1]	$666	$568	$602	$433	$539	$494	$467	$620
Basic earnings per share [1]	$2.26	$1.96	$2.03	$1.48	$1.80	$1.68	$1.55	$2.11
Diluted earnings per share [1]	$2.21	$1.93	$1.98	$1.46	$1.76	$1.66	$1.51	$2.08

Weighted average common shares outstanding	294.8	289.9	297.1	292.3	299.2	293.2	300.7	293.8
Weighted average common shares outstanding and dilutive potential common shares	301.3	294.9	303.9	297.5	307.0	297.5	310.0	298.1

[1]	Included in the quarter ended September 30, 2004 are tax benefits of $190 in Life and $26 in Property and Casualty related to tax years prior to 2004.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2005
			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$877	$898	$898
U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset-backed	4,844	4,789	4,789
States, municipalities and political subdivisions	11,641	12,218	12,218
International governments	1,378	1,467	1,467
Public utilities	4,043	4,181	4,181
All other corporate including international	28,976	29,837	29,837
All other corporate – asset-backed	20,900	20,942	20,942
Short-term investments	2,063	2,063	2,063
Redeemable preferred stock	44	45	45

Total fixed maturities	74,766	76,440	76,440

Equity Securities
Common stocks
Banks, trusts & insurance companies	—	1	1
Industrial, miscellaneous and all other	19,872	24,444	24,444
Non-redeemable preferred stocks	1,028	1,050	1,050

Total equity securities	20,900	25,495	25,495

Total fixed maturities and equity securities	95,666	101,935	101,935

Real Estate	2	2	2

Other Investments
Mortgage loans on real estate	1,731	1,718	1,731
Policy loans	2,016	2,016	2,016
Investments in partnerships and trusts	665	668	668
Futures, options and miscellaneous	629	583	583

Total other investments	5,041	4,985	4,998

Total investments	$100,709	$106,922	$106,935

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)

(In millions)	As of December 31,
Balance Sheets	2005	2004

Assets
Other assets	$411	$448
Investment in affiliates	19,235	18,493

Total assets	19,646	18,941

Liabilities and Stockholders’ Equity
Net Payable to affiliate	278	280
Short-term debt (includes current maturities of long-term debt)	719	621
Long-term debt	3,003	3,265
Other liabilities	321	537

Total liabilities	4,321	4,703
Total stockholders’ equity	15,325	14,238

Total liabilities and stockholders’ equity	$19,646	$18,941

(In millions)
Statement of Operations	For the years ended December 31,
	2005	2004	2003

Interest expense (net of interest income)	$169	$161	$155
Other expenses	14	19	17

Loss before income taxes and earnings of subsidiaries	(183)	(180)	(172)

Income tax benefit	(63)	(62)	(60)

Loss before earnings of subsidiaries	(120)	(118)	(112)
Earnings of subsidiaries	2,394	2,233	21

Net income (loss)	$2,274	$2,115	$(91)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)

(In millions)	For the years ended December 31,
Condensed Statements of Cash Flows	2005	2004	2003

Operating Activities
Net income (loss)	$2,274	$2,115	$(91)
Undistributed earnings of subsidiaries	(1,904)	(1,506)	197
Change in operating assets and liabilities	(304)	183	(231)

Cash provided by (used for) operating activities	66	792	(125)

Investing Activities
Net sale (purchase) of short-term investments	63	(111)	60
Capital contributions to subsidiaries	(22)	(646)	(2,135)

Cash provided by (used for) investing activities	41	(757)	(2,075)

Financing Activities
Net increase (decrease) in debt	(150)	(280)	1,270
Issuance of common stock in underwritten offering	—	411	1,161
Dividends paid	(345)	(325)	(291)
Return of shares to treasury stock under incentive and stock compensation plans	(2)	(2)	(1)
Proceeds from issuances of shares under incentive and stock compensation plans	390	161	60

Cash provided by (used for) financing activities	(107)	(35)	2,199

Net change in cash	—	—	(1)
Cash – beginning of year	—	—	1

Cash-end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Interest Paid	$170	$154	$123
Dividends Received from Subsidiaries	$454	$667	$198

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

		Future Policy
		Benefits,			Other
		Unpaid Claims			Policyholder
	Deferred Policy	and			Funds and
	Acquisition	Claim Adjustment	Unearned		Benefits
Segment [1]	Costs [2]	Expenses	Premiums		Payable

As of December 31, 2005

Life
Retail Products Group	$4,714	$747	$		$16,410
Retirement Plans	405	366			5,194
Institutional Solutions Group	81	5,315			9,233
Individual Life	1,975	586			4,990
Group Benefits	95	5,828			535
International	1,281	51			26,102
Other	16	94			1,988

Total Life	8,567	12,987		69	64,452

Property & Casualty
Ongoing Operations
Business Insurance	531	7,066		2,566	—
Personal Lines	468	2,152		1,809	—
Specialty Commercial	135	6,202		1,076	—

Total Ongoing Operations	1,134	15,420		5,451	—
Other Operations	—	6,846		51	—

Total Property & Casualty	1,134	22,266		5,502	—

Corporate	1	—		(5)	—

Consolidated	$9,702	$35,253		$5,566	$64,452

As of December 31, 2004

Life
Retail Products Group	$4,401	$707	$		$18,424
Retirement Plans	264	387			4,790
Institutional Solutions Group	57	4,676			7,294
Individual Life	1,807	644			4,676
Group Benefits	70	5,684			558
International	821	28			14,650
Other	17	124			2,441

Total Life	7,437	12,250		50	52,833

Property & Casualty
Ongoing Operations
Business Insurance	512	6,057		2,180	—
Personal Lines	433	2,000		1,748	—
Specialty Commercial	128	5,519		773	—

Total Ongoing Operations	1,073	13,576		4,701	—

Other Operations	(2)	7,753		62	—

Total Property & Casualty	1,071	21,329		4,763	—

Corporate	1	(4)		(6)	—

Consolidated	$8,509	$33,575		$4,807	$52,833

	Earned		Benefits, Claims	Amortization of
	Premiums,	Net	and Claim	Deferred Policy
	Fee Income	Investment	Adjustment	Acquisition	Other	Net Written
Segment [1]	and Other	Income	Expenses	Costs	Expenses [3]	Premiums

For the year ended December 31, 2005

Life
Retail Products Group	$2,273	$933	$895	$744	$869	$
Retirement Plans	162	311	231	26	115
Institutional Solutions Group	623	802	1,212	32	56
Individual Life	769	305	469	205	167
Group Benefits	3,810	398	2,794	31	1,022
International	483	75	42	133	188
Other	83	4,021	4,166	1	105

Total Life	8,203	6,845	9,809	1,172	2,522		N/A

Property & Casualty
Ongoing Operations
Business Insurance	4,785		2,971	1,138			5,001
Personal Lines	3,731		2,294	581			3,676
Specialty Commercial	2,099		1,486	281			1,806

Total Ongoing Operations	10,615	1,082	6,751	2,000	1,326		10,483

Other Operations	4	283	212	(3)	22		4

Total Property & Casualty	10,619	1,365	6,963	1,997	1,348		10,487

Corporate	13	21	4	—	283		N/A

Consolidated	$18,835	$8,231	$16,776	$3,169	$4,153		$10,487

For the year ended December 31, 2004

Life
Retail Products Group	$2,024	$1,011	$1,074	$647	$687	$
Retirement Plans	131	306	220	29	96
Institutional Solutions Group	624	664	1,116	26	55
Individual Life	746	303	480	185	164
Group Benefits	3,652	373	2,703	23	989
International	240	11	20	77	98
Other	119	1,007	1,017	6	56

Total Life	7,536	3,675	6,630	993	2,145		N/A

Property & Casualty
Ongoing Operations
Business Insurance	4,298		2,633	1,058			4,575
Personal Lines	3,568		2,512	530			3,557
Specialty Commercial	2,040		1,414	257			1,840

Total Ongoing Operations	9,906	903	6,559	1,845	1,213		9,972

Other Operations	24	345	445	5	59		(10)

Total Property & Casualty	9,930	1,248	7,004	1,850	1,272		9,962

Corporate	8	20	6	—	285		N/A

Consolidated	$17,474	$4,943	$13,640	$2,843	$3,702		$9,962

For the year ended December 31, 2003

Life
Retail Products Group	$1,620	$432	$519	$498	$560	$
Retirement Plans	98	281	226	17	79
Institutional Solutions Group	937	581	1,344	28	109
Individual Life	727	263	436	177	161
Group Benefits	2,362	262	1,862	18	553
International	90	2	1	32	42
Other	143	220	228	(15)	103

Total Life	5,977	2,041	4,616	755	1,607		N/A

Property & Casualty
Ongoing Operations
Business Insurance	3,695		2,340	913			3,957
Personal Lines	3,304		2,318	386			3,272
Specialty Commercial	1,864		1,182	254			1,691

Total Ongoing Operations	8,863	836	5,840	1,553	1,424		8,920

Other Operations	370	336	3,086	89	(11)		224

Total Property & Casualty	9,233	1,172	8,926	1,642	1,413		9,144

Corporate	(3)	20	6	—	304		N/A

Consolidated	$15,207	$3,233	$13,548	$2,397	$3,324		$9,144

[1]	Segment information is presented in a manner by which The Hartford’s chief operating decision maker views and manages the business.

[2]	Also includes present value of future profits.

[3]	Includes insurance operating costs, interest and other expenses.

Note: Certain reclassifications have been made to prior year financial information to conform to current year presentation.

N/A – Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE

					Percentage
			Assumed		of Amount
	Gross	Ceded to Other	From Other	Net	Assumed
(In millions)	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2005

Life insurance in force	$764,293	$251,853	$51,274	$563,714	9%

Insurance revenues
Property and casualty insurance	$11,356	1,418	218	10,156	2%
Life insurance and annuities	6,072	403	348	6,017	6%
Accident and health insurance	2,122	52	116	2,186	5%

Total insurance revenues	$19,550	$1,873	$682	$18,359	4%

For the year ended December 31, 2004

Life insurance in force	$778,134	$300,627	$75,050	$552,557	14%

Insurance revenues
Property and casualty insurance	$10,811	$1,535	$218	$9,494	2%
Life insurance and annuities	5,392	415	542	5,519	10%
Accident and health insurance	1,831	83	269	2,017	13%

Total insurance revenues	$18,034	$2,033	$1,029	$17,030	6%

For the year ended December 31, 2003

Life insurance in force	$737,837	$288,758	$28,800	$477,879	6%

Insurance revenues
Property and casualty insurance	$9,812	$1,738	$731	$8,805	8%
Life insurance and annuities	4,762	364	122	4,520	3%
Accident and health insurance	1,485	101	73	1,457	5%

Total insurance revenues	$16,059	$2,203	$926	$14,782	6%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged to Costs	Translation	Write-offs/	Balance
(In millions)	January 1,	and Expenses	Adjustment	Payments/Other	December 31,

2005
Allowance for doubtful accounts and other	$175	$28	$—	$(83)	$120
Allowance for uncollectible reinsurance	374	38	—	1	413
Accumulated depreciation of plant, property and equipment	1,051	206	—	(107)	1,150
Valuation allowance for deferred taxes	16	12	—	—	28

2004
Allowance for doubtful accounts and other	$150	$71	$—	$(46)	$175
Allowance for uncollectible reinsurance	381	40	—	(47)	374
Accumulated depreciation of plant, property and equipment	958	156	—	(63)	1,051
Valuation allowance for deferred taxes	15	2	—	(1)	16
2003
Allowance for doubtful accounts and other	$121	$110	$—	$(81)	$150
Allowance for uncollectible reinsurance	211	263	—	(93)	381
Accumulated depreciation of plant, property and equipment	1,037	167	—	(246)	958
Valuation allowance for deferred taxes	8	7	—	—	15
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS

				Paid Claims and
	Discount	Claims and Claim Adjustment		Claim
	Deducted From	Expenses Incurred Related to:		Adjustment
(In millions)	Liabilities [1]	Current Year	Prior Year	Expenses

Years ended December 31,
2005	$608	$6,715	$248	$6,291
2004	$556	$6,590	$414	$7,031
2003	$556	$6,102	$2,824	$5,849

[1]	Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 4.8%, 4.8% and 4.9% for 2005, 2004 and 2003, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

By:	/s/ Robert J. Price
Robert J. Price
Senior Vice President and Controller
Date: February 24, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

	/s/ Ramani Ayer	Chairman, President, Chief Executive Officer and Director	February 24, 2006

	Ramani Ayer	(Principal Executive Officer)

	*	Executive Vice President and Director	February 24, 2006

Thomas M. Marra

	*	Executive Vice President and Director	February 24, 2006

David K. Zwiener

	/s/ David M. Johnson	Executive Vice President and Chief Financial Officer	February 24, 2006

	David M. Johnson	(Principal Financial Officer)

	/s/ Robert J. Price	Senior Vice President and Controller	February 24, 2006

	Robert J. Price	(Principal Accounting Officer)

	*	Director	February 24, 2006

Ramon de Oliveira

	*	Director	February 24, 2006

Edward J. Kelly, III

	*	Director	February 24, 2006

Paul G. Kirk, Jr.

	*	Director	February 24, 2006

Gail J. McGovern

	*	Director	February 24, 2006

Michael G. Morris

	*	Director	February 24, 2006

Robert W. Selander

	*	Director	February 24, 2006

Charles B. Strauss

	*	Director	February 24, 2006

H. Patrick Swygert

*By:	/s/ Neal S. Wolin
Neal S. Wolin
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
FORM 10-K
EXHIBITS LIST
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.01	Corrected Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (“The Hartford”), effective May 21, 1998, as amended by Amendment No. 1, effective May 1, 2002 (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2004).

3.02	Amended and Restated By-Laws of The Hartford, amended effective May 19, 2005 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Report on Form 8-K, filed May 24, 2005).

4.01	Corrected Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of The Hartford (incorporated herein by reference as indicated in Exhibits 3.01 and 3.02 hereto, respectively).

4.02	Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association) as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

4.03	Junior Subordinated Indenture, dated as of October 20, 1996, between The Hartford and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.05 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

4.04	Supplemental Indenture, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, as Trustee, to the Junior Subordinated Indenture filed as Exhibit 4.03 hereto between The Hartford and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.27 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.05	Amended and Restated Trust Agreement, dated as of October 26, 2001, of Hartford Capital III, relating to the 7.45% Trust Originated Preferred Securities, Series C (the “Series C Preferred Securities”) (incorporated herein by reference to Exhibit 4.28 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.06	Agreement as to Expenses and Liabilities, dated as of October 26, 2001, between The Hartford and Hartford Capital III (incorporated herein by reference to Exhibit 4.29 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.07	Preferred Security Certificate for Hartford Capital III (incorporated herein by reference to Exhibit 4.30 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.08	Guarantee Agreement, dated as of October 26, 2001, between The Hartford and Wilmington Trust Company, relating to The Hartford’s guarantee of the Series C Preferred Securities (incorporated herein by reference to Exhibit 4.31 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2001).

4.09	Supplemental Indenture No. 1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and The Chase Manhattan Bank, as Trustee. †

4.10	Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Report on Form 8-K, filed September 17, 2002).

4.11	Form of Global Security (included in Exhibit 4.10).

4.12	Purchase Contract Agreement, dated as of September 13, 2002, between The Hartford and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.2 to The Hartford’s Report on Form 8-K, filed September 17, 2002).

4.13	Form of Corporate Unit Certificate (included in Exhibit 4.12).

Exhibit No.	Description
4.14	Pledge Agreement, dated as of September 13, 2002, among The Hartford and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and JPMorgan Chase Bank as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 to The Hartford’s Report on Form 8-K, filed September 17, 2002).

4.15	Remarketing Agreement, dated as of September 13, 2002, between The Hartford and Morgan Stanley & Co. Incorporated, as Remarketing Agent, and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.4 to The Hartford’s Report on Form 8-K, filed September 17, 2002).

4.16	Supplemental Indenture No. 3, dated as of May 23, 2003, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of The Hartford’s Report on Form 8-K, filed May 30, 2003).

4.17	Purchase Contract Agreement, dated as of May 23, 2003, between The Hartford and JPMorgan Chase Bank as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.2 of The Hartford’s Report on Form 8-K, filed May 30, 2003).

4.18	Pledge Agreement, dated as of May 23, 2003, between The Hartford and JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, Securities Intermediary and Purchase Contract Agent (incorporated herein by reference to Exhibit 4.3 of The Hartford’s Report on Form 8-K, filed May 30, 2003).

4.19	Remarketing Agreement, dated as of May 23, 2003, between The Hartford, Goldman, Sachs & Co., as the Remarketing Agent and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated herein by reference to Exhibit 4.4 of The Hartford’s Report on Form 8-K, filed May 30, 2003).

4.20	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Report on Form 8-K, filed March 12, 2004).

*10.01	Employment Agreement, dated as of July 1, 1997, and amended as of February 6, 2004, between The Hartford and Ramani Ayer (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.02	Employment Agreement, dated as of July 1, 1997, and amended as of February 17, 2004, between The Hartford and David K. Zwiener (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.03	Employment Agreement, dated as of July 1, 2000, and amended as of January 29, 2004, between The Hartford and Thomas M. Marra (incorporated herein by reference to Exhibit 10.03 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.04	Employment Agreement, dated as of March 20, 2001, and amended as of February 18, 2004, between The Hartford and Neal S. Wolin (incorporated herein by reference to Exhibit 10.04 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.05	Employment Agreement, dated as of April 26, 2001, and amended as of February 10, 2004, between The Hartford and David M. Johnson (incorporated herein by reference to Exhibit 10.05 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.06	Employment Agreement, dated as of November 5, 2001, and amended as of February 25, 2004, between The Hartford and David M. Znamierowski (incorporated herein by reference to Exhibit 10.06 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.07	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford (incorporated herein by reference to Exhibit 10.07 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.08	The Hartford Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.05 to The Hartford’s Form 10-Q for the quarterly period ended September 30, 2004).

*10.09	The Hartford 1995 Incentive Stock Plan, as amended. †

*10.10	The Hartford Incentive Stock Plan, as amended. †

*10.11	The Hartford 2005 Incentive Stock Plan, as amended. †

Exhibit No.	Description
*10.12	The Hartford Deferred Restricted Stock Unit Plan, as amended. †

*10.13	The Hartford Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.03 to The Hartford’s Form 10-Q for the quarterly period ended September 30, 2004).

*10.14	The Hartford Senior Executive Severance Pay Plan, as amended (incorporated herein by reference to Exhibit 10.08 to The Hartford’s Form 10-Q for the quarterly period ended March 31, 2004).

*10.15	The Hartford Executive Severance Pay Plan I, as amended (incorporated herein by reference to Exhibit 10.18 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2002).

*10.16	The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford’s Form 10-K for the fiscal year ended December 31, 2002).

*10.17	The Hartford Employee Stock Purchase Plan, as amended. †

*10.18	The Hartford Investment and Savings Plan, as amended. †

*10.19	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Report on Form 8-K, filed May 24, 2005).

*10.20	Summary of Annual Executive Bonus Program (incorporated herein by reference to Exhibit 10.3 to The Hartford’s Report on Form 8-K, filed May 24, 2005).

*10.21	Summary of Certain 2005-2006 Compensation for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Report on Form 8-K, filed February 17, 2006).

*10.22	Summary of 2005-2006 Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.4 to The Hartford’s Report on Form 8-K, filed May 24, 2005).

*10.23	Summary of 2006-2007 Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Report on Form 8-K, filed February 17, 2006).

10.24	Five-Year Competitive Advance and Revolving Credit Facility Agreement among The Hartford, Hartford Life, Inc., the Lenders named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Citibank, N.A. as Syndication Agents, and Wachovia Bank, National Association, as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Report on Form 8-K, filed September 13, 2005).

12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. †

21.01	Subsidiaries of The Hartford Financial Services Group, Inc. †

23.01	Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Forms S-8 and Forms S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. †

24.01	Power of Attorney. †

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

*	Management contract, compensatory plan or arrangement.

†	Filed with the Securities and Exchange Commission as an exhibit to this report.

II-4