Form 10-Q
period 2006-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2006-04-27
CIK 874766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2006, there were outstanding 303,093,455 shares of Common Stock, $0.01 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2006 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 25, 2006

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions, except for per share data)	2006	2005
	(Unaudited)
Revenues
Earned premiums	$3,839	$3,506
Fee income	1,121	952
Net investment income
Securities available-for-sale and other	1,127	1,072
Equity securities held for trading	454	221

Total net investment income	1,581	1,293
Other revenues	123	112
Net realized capital gains (losses)	(121)	139

Total revenues	6,543	6,002

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,779	3,355
Amortization of deferred policy acquisition costs and present value of future profits	817	783
Insurance operating costs and expenses	727	715
Interest expense	66	63
Other expenses	170	172

Total benefits, claims and expenses	5,559	5,088

Income before income taxes	984	914

Income tax expense	256	248

Net income	$728	$666

Basic earnings per share
Net income	$2.41	$2.26
Diluted earnings per share
Net income	$2.34	$2.21

Weighted average common shares outstanding	302.2	294.8
Weighted average common shares outstanding and dilutive potential common shares	310.9	301.3

Cash dividends declared per share	$0.40	$0.29

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for share data)	2006	2005
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $75,294 and $74,766)	$75,719	$76,440
Equity securities, held for trading, at fair value (cost of $21,287 and $19,570)	26,057	24,034
Equity securities, available-for-sale, at fair value (cost of $1,404 and $1,330)	1,539	1,461
Policy loans, at outstanding balance	2,007	2,016
Mortgage loans on real estate	2,145	1,731
Other investments	1,352	1,253

Total investments	108,819	106,935
Cash	1,394	1,273
Premiums receivable and agents’ balances	3,729	3,734
Reinsurance recoverables	6,066	6,360
Deferred policy acquisition costs and present value of future profits	10,199	9,702
Deferred income taxes	884	675
Goodwill	1,720	1,720
Property and equipment, net	691	683
Other assets	3,454	3,600
Separate account assets	158,419	150,875

Total assets	$295,375	$285,557

Liabilities
Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$21,974	$22,266
Life	13,163	12,987
Other policyholder funds and benefits payable	66,602	64,452
Unearned premiums	5,672	5,566
Short-term debt	721	719
Long-term debt	4,045	4,048
Other liabilities	9,369	9,319
Separate account liabilities	158,419	150,875

Total liabilities	$279,965	$270,232

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock - 750,000,000 shares authorized, 306,033,260 and 305,188,238 shares issued, $0.01 par value	3	3
Additional paid-in capital	5,096	5,067
Retained earnings	10,814	10,207
Treasury stock, at cost 3,076,614 and 3,035,916 shares	(46)	(42)
Accumulated other comprehensive income (loss), net of tax	(457)	90

Total stockholders’ equity	15,410	15,325

Total liabilities and stockholders’ equity	$295,375	$285,557

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
(In millions, except for share data)	2006	2005
	(Unaudited)
Common Stock/Additional Paid-in Capital
Balance at beginning of period	$5,070	$4,570
Issuance of shares under incentive and stock compensation plans	15	114
Tax benefit on employee stock options and awards	14	15

Balance at end of period	5,099	4,699

Retained Earnings
Balance at beginning of period	10,207	8,283
Net income	728	666
Dividends declared on common stock	(121)	(86)

Balance at end of period	10,814	8,863

Treasury Stock, at Cost
Balance at beginning of period	(42)	(40)
Return of shares under incentive and stock compensation plans to treasury stock	(4)	(1)

Balance at end of period	(46)	(41)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	90	1,425
Change in unrealized gain/loss on securities	(475)	(686)
Change in net gain/loss on cash flow hedging instruments	(88)	(31)
Change in foreign currency translation adjustments	16	(18)

Total other comprehensive income (loss)	(547)	(735)

Balance at end of period	(457)	690

Total stockholders’ equity	$15,410	$14,211

Outstanding Shares (in thousands)
Balance at beginning of period	302,152	294,208
Issuance of shares under incentive and stock compensation plans	846	2,311
Return of shares under incentive and stock compensation plans to treasury stock	(41)	(24)

Balance at end of period	302,957	296,495

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(In millions)	2006	2005
	(Unaudited)
Comprehensive Income (Loss)
Net income	$728	$666

Other Comprehensive Income (Loss)
Change in unrealized gain/loss on securities	(475)	(686)
Change in net gain/loss on cash flow hedging instruments	(88)	(31)
Change in foreign currency translation adjustments	16	(18)

Total other comprehensive income (loss)	(547)	(735)

Total comprehensive income (loss)	$181	$(69)

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions)	2006	2005
	(Unaudited)
Operating Activities
Net income	$728	$666
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	817	783
Additions to deferred policy acquisition costs and present value of future profits	(1,038)	(1,057)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	198	221
Reinsurance recoverables	369	(19)
Receivables	(49)	(53)
Payables and accruals	(452)	(197)
Accrued and deferred income taxes	425	139
Net realized capital (gains) losses	121	(139)
Net increase in equity securities, held for trading	(2,028)	(2,220)
Net receipts from investment and universal life-type contracts credited to policyholders accounts associated with equity securities, held for trading	2,105	2,367
Depreciation and amortization	44	29
Other, net	128	146

Net cash provided by operating activities	1,368	666

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,216	10,090
Equity securities, available-for-sale	49	3
Mortgage loans	118	170
Partnerships	48	14
Payments for the purchase of:
Fixed maturities, available-for-sale	(8,985)	(11,050)
Equity securities, available-for-sale	(125)	(208)
Mortgage loans	(532)	(170)
Partnerships	(218)	(41)
Change in policy loans, net	9	543
Change in payables for collateral under securities lending, net	336	(276)
Change in all other securities, net	(141)	(7)
Additions to property and equipment, net	(21)	(15)

Net cash used for investing activities	(1,246)	(947)

Financing Activities
Net receipts from investment and universal life-type contracts	43	548
Excess tax benefits on stock-based compensation	14	—
Dividends paid	(91)	(86)
Return of shares under incentive and stock compensation plans	(4)	—
Proceeds from issuance of shares under incentive and stock compensation plans, net	22	105

Net cash provided by (used for) financing activities	(16)	567

Foreign exchange rate effect on cash	15	5
Net increase in cash	121	291
Cash — beginning of period	1,273	1,148

Cash — end of period	$1,394	$1,439

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Period For:
Income taxes	$(183)	$81
Interest	$57	$52
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
The accompanying condensed consolidated financial statements and notes as of March 31, 2006, and for the three months ended March 31, 2006 and 2005 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2005 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current period presentation.
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
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2005 Form 10-K Annual Report.
Income Taxes
The effective tax rate for the three months ended March 31, 2006 and 2005 was 26% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superceded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company adopted SFAS 123R effective January 1, 2006 using the prospective method and therefore prior period amounts have not been restated. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123R.
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Net		Per Share
	Income	Shares	Amount

March 31, 2006
Basic Earnings per Share
Net income available to common shareholders	$728	302.2	$2.41

Diluted Earnings per Share
Stock compensation plans	—	3.0
Equity units	—	5.7

Net income available to common shareholders plus assumed conversions	$728	310.9	$2.34

March 31, 2005

Basic Earnings per Share
Net income available to common shareholders	$666	294.8	$2.26

Diluted Earnings per Share
Stock compensation plans	—	3.3
Equity units	—	3.2

Net income available to common shareholders plus assumed conversions	$666	301.3	$2.21

Basic earnings per share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock compensation plans and the Company’s equity units, if any, using the treasury stock method. Under the treasury stock method for stock compensation plans, shares are assumed to be issued and then reduced for the number of shares repurchaseable with theoretical proceeds at the average market price for the period. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive. Theoretical proceeds include option exercise price payments, unamortized stock compensation expense and tax benefits realized in excess of the tax benefit recognized in net income. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Under the treasury stock method for the equity units, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts, over the number of shares that could be purchased by The Hartford in the market using the proceeds received upon settlement. The number of issuable shares is based on the average market price for the last 20 trading days of the period. The number of shares purchased is based on the average market price during the entire period.
Upon exercise of outstanding options or vesting of other stock compensation plan awards, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise or vesting. Similarly, upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares are added to the Company’s issued and outstanding shares. Accordingly, assuming The Hartford’s common stock price exceeds $56.875 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on August 16, 2006, 12.1 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. Additionally, assuming The Hartford’s common stock price exceeds $57.645 per share and assuming operation of the equity unit purchase contracts in the ordinary course, on November 16, 2006, 5.7 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. For further discussion of the Company’s equity units offerings, see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2005 10-K Annual Report.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Life
Life is organized into six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of certain net realized capital gains and losses and the allocation of credit risk charges. For a discussion of segment allocations, see Note 3 of Notes to the Consolidated Financial Statements included in The Hartford’s 2005 Form 10-K Annual Report.
The positive (negative) impact on realized gains and losses of the segments for allocated interest-rate-related realized gains and losses and the credit-risk charges were as follows:

	Three Months Ended
	March 31,
	2006	2005

Retail
Realized gains (losses)	$9	$9
Credit risk charge	(6)	(7)
Retirement Plans
Realized gains (losses)	3	2
Credit risk charge	(2)	(2)
Institutional
Realized gains (losses)	4	3
Credit risk charge	(6)	(5)
Individual Life
Realized gains (losses)	3	3
Credit risk charge	(2)	(2)
Group Benefits
Realized gains (losses)	1	2
Credit risk charge	(2)	(2)
International
Realized gains (losses)	—	—
Credit risk charge	(1)	—
Other
Realized gains (losses)	(20)	(19)
Credit risk charge	19	18

Total	$—	$—

Property & Casualty
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended March 31, 2006 and 2005, AARP accounted for earned premiums of $595 and $560, respectively, in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Business Insurance and Personal Lines for certain losses, including, among other coverages, losses incurred from uncollectible reinsurance. In addition, through a co-participation, the Company retains a portion of the risks ceded under the Company’s principal catastrophe reinsurance program and other reinsurance programs. The financial results of this co-participation are recorded in the Specialty Commercial segment. In addition to the co-participation, the amount of premiums ceded to third party reinsurers under these programs are allocated to the operating segments based on the risks written by

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Segment Information (continued)
each operating segment that are subject to the programs. For the three months ended March 31, 2006 and 2005, earned premiums assumed (ceded) under the inter-segment arrangements and co-participations were as follows:

	Three Months Ended
Net assumed (ceded) earned premiums under	March 31,
inter-segment arrangements and co-participations	2006	2005

Business Insurance	$(20)	$(20)
Personal Lines	(7)	(6)
Specialty Commercial	27	26

Total	$—	$—

Financial Measures and Other Segment Information
For further discussion of the types of products offered by each segment, see Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2005 Form 10-K Annual Report.
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
The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines and Specialty Commercial segments, while net income is presented for each of Life’s reportable segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate. Segment information for the previous periods have been adjusted to reflect the change in composition of reportable operating segments.

	Three Months Ended
	March 31,
Revenues	2006	2005

Life
Retail	$850	$790
Retirement Plans	137	113
Institutional	518	299
Individual Life	271	262
Group Benefits	1,132	1,046
International	180	104
Other	(57)	156

Total Life segment revenues	3,031	2,770
Net investment income on equity securities held for trading [1]	454	221

Total Life [2]	3,485	2,991

Property & Casualty
Ongoing Operations
Earned premiums
Business Insurance	1,263	1,150
Personal Lines	919	889
Specialty Commercial	383	465

Total Ongoing Operations earned premiums	2,565	2,504
Other Operations earned premiums	1	3
Other revenues [3]	123	112
Net investment income	357	337
Net realized capital gains	5	48

Total Property & Casualty	3,051	3,004

Corporate	7	7

Total revenues	$6,543	$6,002

[1]	Management does not include dividend income and the mark-to-market effects on the international operations’ trading securities portfolio in its segment revenues.

[2]	Amounts include net realized capital (losses) and gains of ($126) and $92 for the three months ended March 31, 2006 and 2005, respectively.

[3]	Represents servicing revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Segment Information (continued)
Net Income (Loss)

	Three Months Ended
	March 31,
	2006	2005

Life
Retail	$176	$148
Retirement Plans	21	17
Institutional	22	21
Individual Life	45	39
Group Benefits	68	59
International	46	14
Other	(32)	(7)

Total Life	346	291

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	134	118
Personal Lines	106	127
Specialty Commercial	47	40

Total Ongoing Operations underwriting results	287	285
Net servicing and other income [1]	18	13
Net investment income	291	260
Other expenses	(53)	(59)
Net realized capital gains	5	28
Income tax expense	(159)	(159)

Ongoing Operations	389	368

Other Operations	35	49

Total Property & Casualty	424	417

Corporate	(42)	(42)

Net income	$728	$666

[1]	Net of expenses related to service business.
4. Investments and Derivative Instruments

	March 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,900	$60	$(93)	$7,867	$7,907	$60	$(89)	$7,878
Collateralized mortgage obligations (“CMOs”)
Agency backed	893	2	(13)	882	860	3	(6)	857
Non-agency backed	122	1	(2)	121	133	—	—	133
Commercial mortgage-backed securities (“CMBS”)
Agency backed	70	1	(2)	69	70	1	—	71
Non-agency backed	13,262	169	(276)	13,155	12,860	233	(162)	12,931
Corporate	33,806	969	(763)	34,012	33,019	1,395	(396)	34,018
Government/Government agencies
Foreign	1,365	79	(15)	1,429	1,378	96	(7)	1,467
United States	1,024	9	(19)	1,014	877	27	(6)	898
Mortgage-backed securities (“MBS”) –agency backed	3,044	3	(84)	2,963	3,914	7	(60)	3,861
States, municipalities and political subdivisions	11,581	467	(68)	11,980	11,641	601	(24)	12,218
Redeemable preferred stock	41	—	—	41	44	1	—	45
Short-term investments	2,186	—	—	2,186	2,063	—	—	2,063

Total fixed maturities	$75,294	$1,760	$(1,335)	$75,719	$74,766	$2,424	$(750)	$76,440

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Investments and Derivative Instruments (continued)
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign-currency fair value or cash flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 4 of Notes to Consolidated Financial Statements included in The Hartford’s 2005 Form 10-K Annual Report.
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	March 31, 2006		December 31, 2005
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$150	$—	$181	$—
Reinsurance recoverables	—	29	—	17
Other policyholder funds and benefits payable	73	—	8	—
Other liabilities	—	572	—	450

Total	$223	$601	$189	$467

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2006 and December 31, 2005. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2006		December 31, 2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$7,783	$(383)	$7,511	$(260)
Fair value hedge	2,931	24	2,476	(12)
Other investment and risk management activities	57,703	(19)	55,741	(6)

Total	$68,417	$(378)	$65,728	$(278)

The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales. The decrease in net fair value of derivative instruments since December 31, 2005, was primarily related to interest rate swaps and the Japanese fixed annuity hedging instruments resulting primarily from rising interest rates, partially offset by an increase in the fair value of GMWB related derivatives primarily resulting from an increase in notional.
The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. For further discussion, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended March 31, 2006, the Company terminated an interest rate swap and an interest rate cap that were used to hedge the Company’s $500 fixed rate debt which is callable in October 2006. The positions were terminated due to expected near term interest rate increases. The notional and fair value of the contracts terminated during the quarter ended March 31, 2006, were $1 billion and $(11), respectively.
For the three months ended March 31, 2006, after-tax net gains (losses) representing the total ineffectiveness of all cash flow hedges and fair value hedges were $(5) and less than $1, respectively. For the three months ended March 31, 2005, after-tax net gains and losses

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Investments and Derivative Instruments (continued)
representing the total ineffectiveness of all cash flow hedges and fair value hedges were $(2) and less than $l, respectively. For the three months ended March 31, 2006 and 2005, there were no after-tax net gains and losses representing the total ineffectiveness of net investment hedges.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three months ended March 31, 2006 and 2005, the Company recognized an after-tax net gain or loss of $(62) and $11, respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. Net realized capital losses were recognized for the three months ended March 31, 2006, as compared to net realized capital gains for the three months ended March 31, 2005, primarily due to losses associated with the Japanese fixed annuity contract hedges, GMWB related derivatives and non-qualifying interest rate swaps.
As of March 31, 2006, the after-tax deferred net gains on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(1). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three months ended March 31, 2006 and 2005, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2006	2005

Balance, January 1	$8,568	$7,438
Capitalization	504	556
Amortization – Deferred policy acquisition costs and present value of future profits	(299)	(291)
Adjustments to unrealized gains and losses on securities available-for-sale and other	276	245
Effect of currency translation adjustment	—	(39)

Balance, March 31	$9,049	$7,909

Property & Casualty
Changes in deferred policy acquisition costs were as follows:

	2006	2005

Balance, January 1	$1,134	$1,071
Capitalization	534	501
Amortization – Deferred Policy Acquisition Costs	(518)	(492)

Balance, March 31	$1,150	$1,080

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2006	$158	$50
Incurred	34	9
Paid	(29)	—

Liability balance as of March 31, 2006	$163	$59

[1] The reinsurance recoverable asset related to the U.S. GMDB was $38 as of March 31, 2006.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	32	7
Paid	(38)	—
Currency translation adjustment	—	(2)

Liability balance as of March 31, 2005	$168	$33

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $55 as of March 31, 2005.
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Reserve for Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claim Adjustment Expenses on the Company’s statement of operations. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of March 31, 2006:
Breakdown of Variable Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$57,174	$4,488	$440	64
With 5% rollup [2]	4,040	436	81	63
With Earnings Protection Benefit Rider (EPB) [3]	5,499	379	72	60
With 5% rollup & EPB	1,453	140	31	62

Total MAV	68,166	5,443	624
Asset Protection Benefit (APB) [4]	29,845	27	15	61
Lifetime Income Benefit (LIB) [5]	924	1	1	59
Reset [6] (5-7 years)	7,326	365	365	65
Return of Premium [7]/Other	9,438	35	34	49

Subtotal U.S. Guaranteed Minimum Death Benefits	115,699	5,871	1,039	62
Japan Guaranteed Minimum Death and Income Benefit [8]	26,696	12	12	66

Total at March 31, 2006	$142,395	$5,883	$1,051

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Benefits include a Return of Premium and MAV (before age 75) death benefit and a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $17.1 billion and $15.2 billion as of March 31, 2006 and December 31, 2005, respectively.
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
As of March 31, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $73 and $8, respectively. As of March 31, 2006 and 2005, the increase (decrease) in value of the GMWB, before reinsurance and hedging, reported in realized gains was $84 and $19, respectively. There were no payments made for the GMWB during 2006 or 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
As of March 31, 2006 and December 31, 2005, $29.4 billion, or 72%, and $26.4 billion, or 69%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of March 31, 2006 and December 31, 2005 was $33.4 billion and $31.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of March 31, 2006 and December 31, 2005, was $7 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $7.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; improper fee arrangements in connection with mutual funds; and unfair settlement practices in connection with the settlement of asbestos claims. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Commitments and Contingencies (continued)
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
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On February 15, 2006, the Company filed a new petition for rehearing and rehearing en banc, and on April 20, 2006, the Court of Appeals denied the petition. On remand, the Company will have an opportunity to present evidence that its conduct was not willful. If the Company is found not to have acted willfully, statutory penalties will not be available, and the plaintiff will have to prove actual damages.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Commitments and Contingencies (continued)
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
In April 2005, the Superior Court phased the proceedings, providing for a trial of the MacArthur billing first, in April 2006, with other billings to follow in subsequent trial settings. In September 2005, the London Market reinsurer defendants moved for summary judgment on the MacArthur-related claims. After briefing and oral argument, the Superior Court issued a decision on December 13, 2005, granting the defendants’ motion. The Company has noticed an appeal to the Connecticut Appellate Court; the appeal has since been transferred to the Connecticut Supreme Court. The Company intends to prosecute its appeal vigorously.
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has recorded gross reinsurance recoveries of asbestos and pollution losses under the BCT of $586. The Company has considered the risk of non-collection of these recoveries in its allowance of $342 as of March 31, 2006 for all uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment. If the Company ultimately is unable to collect asbestos and pollution recoveries under the BCT, an adjustment to decrease the Company’s net reinsurance recoverables would be required in an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Asbestos and Environmental Claims – As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2005 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Commitments and Contingencies (continued)
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations related to market timing. The Company continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Company’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity contracts, the Company’s ability to restrict transfers by these owners has, until recently, been limited. The Company has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of all of the variable annuity contracts that were the subject of the previously settled litigation.
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
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. The Company recorded a charge of $102, after tax, in 2005 to establish a reserve for the market timing, directed brokerage and single premium group annuity matters and, based on recent developments, the Company recorded an additional charge of $7, after tax, in the first quarter of 2006 to increase the reserve. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, the Company received a subpoena from the Connecticut Attorney General’s Office seeking information about the Company’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Commitments and Contingencies (continued)
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
On July 14, 2005, the Company received an additional subpoena from the Connecticut Attorney General’s Office concerning the Company’s structured settlement business. This subpoena requests information about the Company’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Company is cooperating fully with the Connecticut Attorney General’s Office in these matters.
The Company has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Company is cooperating fully with the New York Attorney General’s Office in this matter.
8. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended March 31, 2006 and 2005 include the following components:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Service cost	$32	$28	$3	$3
Interest cost	48	45	7	8
Expected return on plan assets	(61)	(55)	(2)	(2)
Amortization of prior service cost	(3)	(3)	(5)	(6)
Amortization of unrecognized net losses	21	18	1	1

Net periodic benefit cost	$37	$33	$4	$4

Employer Contributions
The Company’s 2006 required minimum funding contribution is expected to be immaterial.
9. Stock Compensation Plans
The Company has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues new shares in satisfaction of stock-based compensation. The compensation expense recognized for those plans was $13 and $11 for the three months ended March 31, 2006 and 2005, respectively. The income tax benefit recognized for stock-based compensation plans was $5 and $4 for the three months ended March 31, 2006 and 2005, respectively. The Company did not capitalize any cost of stock-based compensation. As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized was $109, which is expected to be recognized over a weighted average period of 2.4 years.
Stock Plan
In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of these superseded plans.
The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock units, restricted stock, performance shares, or any combination of the foregoing. The aggregate number of shares of stock which may be awarded is subject to a maximum limit of seven million shares applicable to all awards for the ten-year period ending May 18, 2015. To the extent that any awards under The Hartford

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Stock Compensation Plans (continued)
Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors are forfeited, terminated, expire unexercised or are settled for cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for awards under the 2005 Stock Plan and shall be added to the total number of shares available under the 2005 Stock Plan. As of December 31, 2005, there were 6,939,733 shares available for future issuance.
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the three months ended March 31, 2005, the Company would have recognized an immaterial additional stock-based compensation expense if it had been accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of the Company as defined in the 2005 Stock Plan.
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
For all options granted or modified on or after January 1, 2004, the Company uses a hybrid lattice/Monte-Carlo based option valuation model (the “valuation model”) that incorporates the possibility of early exercise of options into the valuation. The valuation model also incorporates the Company’s historical termination and exercise experience to determine the option value. For these reasons, the Company believes the valuation model provides a fair value that is more representative of actual experience than the value calculated under the Black-Scholes model which the Company used prior to January 1, 2004.
The valuation model incorporates ranges of assumptions for inputs, and therefore, those ranges are disclosed below. The term structure of volatility is constructed utilizing implied volatilities from exchange-traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option valuation model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant.

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Expected dividend yield	1.9%	1.9%
Expected annualized spot volatility	20.2% — 32.3%	19.5% — 33.4%
Weighted average annualized volatility	28.9%	29.4%
Risk-free spot rate	4.4% — 4.6%	2.4% — 4.7%
Expected term	7 years	7 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Stock Compensation Plans (continued)
A summary of the status of non-qualified options included in the Company’s Stock Plan as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Options (in	Average	Contractual	Intrinsic
(Shares in thousands)	thousands)	Exercise Price	Term	Value

Outstanding at beg. of year	11,471	$54.16	5.3
Granted	304	83.00
Exercised	(628)	49.27
Forfeited	(14)	61.37
Expired	(65)	55.37

Outstanding at end of quarter	11,068	55.23	5.3	$280,242

Exercisable at end of quarter	9,924	$53.34	4.9	$270,032
Weighted average fair value of options granted	$27.66

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $27.66 and $22.89, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $22 and $52, respectively.
Share Awards
Share awards are valued equal to the market price of the Company’s common stock on the date of grant, less a discount for those awards that do not provide for dividends during the vesting period. Share awards granted under the 2005 Plan and outstanding include restricted stock units, restricted stock and performance shares. Generally, restricted stock units vest after three years and restricted stock vests in three to five years. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a specified period, generally three years. The maximum award of restricted stock units, restricted stock or performance shares for any individual employee in any year is 200,000 shares or units.
A summary of the status of the Company’s non-vested share awards as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted-Average
	Shares (in	Grant-Date Fair
Nonvested Shares	thousands)	Value

Nonvested at January 1, 2006	1,080	$67.94
Granted	645	82.28
Vested	(15)	54.21
Forfeited	(6)	71.27

Nonvested at March 31, 2006	1,704	$73.52

The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $1 and $1, respectively. The Company made payments in settlement of stock compensation of $36 and $0 during the three months ended March 31, 2006 and 2005, respectively.
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the quarter. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2005, there were 2,254,952 shares available for future issuance. In the three months ended March 31, 2006 and 2005, 87,102 and 89,068 shares were sold, respectively. The per share fair value of the discount under the ESPP was $16.61 and $13.08 in the three months ended March 31, 2006 and 2005, respectively. The fair value is estimated based on the 15% discount off of the beginning

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Stock Compensation Plans (continued)
stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following valuation assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005

Dividend yield		2.0%		1.7%
Implied volatility		19.0%		19.4%
Risk-free spot rate		4.1%		2.2%
Expected term	3	months	3	months

Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase in each of the quarters ended March 31, 2006 and 2005 was $1. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The activity under these programs is not material.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2006, compared with December 31, 2005, and its results of operations for the three months ended March 31, 2006, compared to the prior year period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2005 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; and other factors described in such forward-looking statements.
INDEX

Overview	25
Critical Accounting Estimates	27
Consolidated Results of Operations	30
Life	32
Retail	35
Retirement Plans	36
Institutional	37
Individual Life	39
Group Benefits	40
International	41
Other	42
Property & Casualty	43
Total Property & Casualty	47
Ongoing Operations	48
Business Insurance	49
Personal Lines	51
Specialty Commercial	53
Other Operations (Including Asbestos and Environmental Claims)	55
Investments	58
Investment Credit Risk	62
Capital Markets Risk Management	66
Capital Resources and Liquidity	69
Accounting Standards	73
OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten operating segments.
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 31. For further overview of Property & Casualty’s profitability and analysis, see page 43.

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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of the Company’s variable annuity and mutual fund operations related to market timing. The Company continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Company’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity contracts, the Company’s ability to restrict transfers by these owners has, until recently, been limited. The Company has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of all of the variable annuity contracts that were the subject of the previously settled litigation.
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
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC, the New York Attorney

General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. The Company recorded a charge of $102, after tax, in 2005 to establish a reserve for the market timing, directed brokerage and single premium group annuity matters and, based on recent developments, the Company recorded an additional charge of $7, after tax, in the first quarter of 2006 to increase the reserve. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
On July 14, 2005, the Company received an additional subpoena from the Connecticut Attorney General’s Office concerning the Company’s structured settlement business. This subpoena requests information about the Company’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Company is cooperating fully with the Connecticut Attorney General’s Office in these matters.
The Company has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Company is cooperating fully with the New York Attorney General’s Office in this matter.
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, two insurance companies have recently agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves for unpaid claims and claim adjustment expenses, net of reinsurance; Life deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of each of these critical accounting estimates, see MD&A in The Hartford’s 2005 Form 10-K Annual Report.
Life Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At March 31, 2006 and December 31, 2005, the carrying value of the Company’s Life DAC asset was $9.0 billion and $8.6 billion, respectively. Of those amounts, $4.6 billion and $4.5 billion related to individual variable annuities sold in the U.S., $1.3 billion and $1.2 billion related to individual variable annuities sold in Japan and $2.0 billion and $1.9 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to the present value of annual expected premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the first three months ended March 31, 2006 and 2005 was an increase to amortization of $9 and $4, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGPs for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. (Although the Company used a separate account return assumption of 4.3% and 5.8% for the 2005 and 2006 cohorts, respectively, based on the relative fund mix of all variable products sold in Japan, the weighted average rate on the entire Japan block is 5.0%.) For prior year cohorts, the Company’s separate account return assumption, at the time those cohorts’ account values and related EGPs were projected, was 9.0% for U.S. products and ranged from 5.0% to 7.47% for Japanese products.
Unlock and Sensitivity Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions used to project account values and the related EGPs are not revised unless the EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company was to revise assumptions used for prior year cohorts, thereby changing its estimate of projected account value, and the related EGPs, in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes in the period the revision was determined to be necessary, a process known as “unlocking”.
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

As of March 31, 2006, the present value of the EGPs used in the DAC amortization models, for variable annuities and variable universal life business, fell within the Company’s parameters. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions, in those DAC amortization models, for 2005 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of March 31, 2006. If the Company assumed a separate account return assumption of 7.6% for all U.S. product cohorts and 5.0% for all Japanese product cohorts and used its current best estimate assumptions for all products to project account values forward from the current account value to reproject future EGPs, the estimated increase to amortization (a decrease to net income) for all businesses would be approximately $10-$15, after-tax. If, instead, the Company assumed a separate account return assumption of 8.6% in the U.S. (6.0% in Japan) or 6.6% in the U.S. (4.0% in Japan), the estimated after-tax change in amortization for all businesses would have been a decrease (an increase to net income) of $15-$18 and an increase (a decrease to net income) of $40-$45, respectively.
The Company has estimated that the present value of the EGPs would be likely to remain within the statistical range for its U.S. individual variable annuity business if account values were to decline (due to declining separate account return performance, increased lapses or increased mortality) by 17% or less over the next twelve months or increase (due to increasing separate account return performance, decreasing lapses or decreased mortality) by 18% or less over the next twelve months.
For the Japan individual variable annuity business, significant favorable experience in the underlying funds has resulted in actual account values and EGPs exceeding the projected account value and EGPs in the DAC amortization model. However, as stated above, the present value of EGPs used in the DAC amortization model for the Japan individual variable annuity business continue to fall within the Company’s parameters. Continued favorable experience on key assumptions for the Japan variable annuity business, which could include stable or increasing fund return performance, decreasing lapses or decreasing mortality, would likely result in the DAC amortization model EGPs falling outside of the Company’s parameters during 2006, resulting in an unlock, a decrease to DAC amortization and an increase to the DAC asset. If the Company had unlocked as of March 31, 2006, assuming a separate account return assumption of 5.0% for all Japanese product cohorts and using its current best estimate assumptions to project account values forward from the current account values to reproject future EGPs, the estimated decrease to amortization for Japan variable annuities would be approximately $33-$36, after-tax.
Aside from absolute levels and timing of market performance, additional factors that influence unlock determinations include the degree of volatility in separate account fund performance and policyholder shifts in asset allocation within the separate account. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,295 on March 31, 2006), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of March 31, 2006, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 44% and 63%, respectively, before portions of its DAC asset would be unrecoverable.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended
	March 31,
	2006	2005	Change
Earned premiums	$3,839	$3,506	9%
Fee income	1,121	952	18%
Net investment income
Securities available-for-sale and other	1,127	1,072	5%
Equity securities held for trading [1]	454	221	105%

Total net investment income	1,581	1,293	22%
Other revenues	123	112	10%
Net realized capital gains (losses)	(121)	139	NM

Total revenues	6,543	6,002	9%

Benefits, claims and claim adjustment expenses [1]	3,779	3,355	13%
Amortization of deferred policy acquisition costs and present value of future profits	817	783	4%
Insurance operating costs and expenses	727	715	2%
Interest expense	66	63	5%
Other expenses	170	172	(1)%

Total benefits, claims and expenses	5,559	5,088	9%
Income before income taxes	984	914	8%
Income tax expense	256	248	3%

Net income	$728	$666	9%

[1]	Includes dividend income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income increased $62 primarily due to the following:
•	Increases in net income for all of Life’s operating segments, partially offset by a decrease in the Other category. The International and Retail segments net income increased $32 and $28, respectively, primarily due to increased fees from growth in assets under management.

•	Increase in Property & Casualty net income of $7, due to an increase in Ongoing Property & Casualty of $21, offset by a decrease in Other Operations of $14. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
Total revenues increased $541 primarily due to the following:
•	An increase of $333 in earned premiums driven primarily by growth in Institutional and Group Benefits.

•	An increase of $288 in net investment income, driven primarily by a $233 increase in net investment income on the Company’s trading securities portfolio, offset by a corresponding amount credited to policyholders within benefits, claims and claim adjustment expenses. Also contributing to the increase in net investment income was a higher invested asset base.

•	An increase of $169 in fee income driven primarily by growth in average account values, which were positively influenced by market appreciation.
Partially offsetting the increase was:
•	A decrease of $260 in net realized capital gains and losses. The significant components driving the decrease include losses associated with the Japanese fixed annuity contract hedges (including periodic net coupon settlements) losses associated with GMWB derivatives and net losses on sales of fixed maturity securities.
Income Taxes
The effective tax rate for the three months ended March 31, 2006 and 2005 was 26% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.
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
Life is organized into six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment.
For a further description of each operating segment, see Note 3 of Notes to Consolidated Financial Statements and Item 1, Business in The Hartford’s 2005 Form 10-K Annual Report.
Segment Results
The following is a summary of net income for each of the Company’s Life segments and aggregate net income for the Company’s Property & Casualty operations.
Net Income (Loss)

	Three Months Ended
	March 31,
	2006	2005	Change

Life
Retail	$176	$148	19%
Retirement	21	17	24%
Institutional	22	21	5%
Individual Life	45	39	15%
Group Benefits	68	59	15%
International	46	14	NM
Other	(32)	(7)	NM

Total Life	346	291	19%

Property & Casualty
Ongoing Operations	389	368	6%
Other Operations	35	49	(29%)

Total Property & Casualty	424	417	2%

Corporate	(42)	(42)	—

Total net income	$728	$666	9%

Net income is the measure of profit or loss used in evaluating the performance of Total Property & Casualty and the Ongoing Operations and Other Operations segments. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss). The following is a summary of Ongoing Operations underwriting results by segment.
Underwriting Results (before-tax)

	Three Months Ended
	March 31,
	2006	2005	Change

Business Insurance	$134	$118	14%
Personal Lines	106	127	(17)%
Specialty Commercial	47	40	18%

Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section of each segment discussion within MD&A. The “Outlook” sections contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each “Outlook” section and in Item 1A, Risk Factors.

LIFE
Executive Overview
Life is organized into six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International. The Company provides investment and retirement products, such as variable and fixed annuities, mutual funds and retirement plan services and other institutional investment products, such as structured settlements; individual and private-placement life insurance (“PPLI”) and products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors see MD&A in The Hartford’s 2005 Form 10-K Annual Report.
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

	As of and For the
	Three Months Ended
	March 31,
Product/Key Indicator Information	2006	2005

United States Variable Annuities

Account value, beginning of period	$105,314	$99,617
Net flows	(828)	406
Change in market value and other	4,209	(1,952)

Account value, end of period	$108,695	$98,071

Retail Mutual Funds

Assets under management, beginning of period	$29,063	$25,240
Net sales	1,528	381
Change in market value and other	1,397	(672)

Assets under management, end of period	$31,988	$24,949

Retirement Plans

Account value, beginning of period	$19,317	$16,493
Net sales	854	677
Change in market value and other	294	(224)

Account value, end of period	$20,465	$16,946

Individual Life Insurance

Variable universal life account value, end of period	$6,191	$5,249
Total life insurance inforce	153,445	141,739

S&P 500 Index

Period end closing value	1,295	1,181
Daily average value	1,284	1,192

Japan Annuities

Account value, beginning of period	$26,104	$14,631
Net flows	1,846	3,543
Change in market value and other	291	(559)

Account value, end of period	$28,241	$17,615

•	The increase in U.S. variable annuity account values can be attributed to market growth over the past four quarters. Net flows for the U.S. variable annuity business have decreased from prior year levels resulting from higher surrenders due to increased competition.

•	Mutual Fund net sales increased substantially over the prior year period as a result of focused wholesaling efforts and favorable equity market performance.

•	Changes in market value are based on market conditions and investment management performance. Japan annuity account values continue to grow as a result of strong sales and significant market growth in 2006. Japan net flows have decreased due to increased competition.

Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on securities and earnings on partnership investments. In addition, insurance type contracts such as those sold by Group Benefits (discussed below) collect and invest premiums for protection from losses specified in the particular insurance contract and those sold by Institutional collect and invest premiums for certain life contingent benefits.
•	Net investment income and interest credited in Other increased for the three months ended March 31, 2006 due to an increase in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in Retail declined for the three months ended March 31, 2006 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. Also contributing to the decline were transfers within Variable Annuity products from the general account option to separate account funds.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program, but was partially offset by surrenders in the PPLI business.
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

	Three Months Ended
	March 31,
Group Benefits	2006	2005

Total premiums and other considerations	$1,032	$948
Fully insured ongoing sales (excluding buyouts)	441	376

•	Earned premiums and other considerations include $4 and $25 in buyout premiums for the three months ended March 31, 2006 and 2005, respectively. The increase in premiums and other considerations for Group Benefits in 2006 compared to 2005 was driven by sales and continued strong persistency.
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	Three Months Ended
	March 31,
Retail	2006	2005

General insurance expense ratio (individual annuity)	15.4 bps	17.8bps
DAC amortization ratio (individual annuity)	49.3%	50.1%

Individual Life

Death benefits	$69	$66
Insurance expenses, net of deferrals	$42	$40

Group Benefits

Total benefits, claims and claim adjustment expenses	$767	$722
Loss ratio (excluding buyout premiums)	74.2%	75.5%
Insurance expenses, net of deferrals	$261	$237
Expense ratio, (excluding buyout premiums)	26.4%	26.4%

•	Asset growth and lower contract maintenance expenses for the three months ended March 31, 2006 decreased the individual annuity’s expense ratio to a level lower than previous quarters. Additionally, the expense ratio continued to benefit from the Company’s disciplined expense management and economies of scale in the variable annuity business. Management expects the 2006 full year ratio to be between 17-19bps.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the three months ended March 31, 2006 as a result of higher gross profits.

•	Individual Life death benefits increased for the three months ended March 31, 2006 due to unfavorable mortality experience and larger insurance inforce.

•	The Group Benefits loss ratio, excluding buyouts, for the three months ended March 31, 2006 decreased primarily due to favorable morbidity experience compared to the prior year period.
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

	Three Months Ended
	March 31,
Ratios	2006	2005

Retail
Individual annuity return on assets (“ROA”)	55 bps	49 bps
Group Benefits
After-tax margin (excluding buyouts)	6.6%	6.4%

•	Individual annuity’s ROA increased for the three months ended March 31, 2006 compared to the prior year period. In particular, variable annuity fees and the DRD benefit each increased for the three months ended March 31, 2006 compared to the prior year period. The increase in the ROA pertaining to fees can be attributed to the increase in account values and resulting increased fees including GMWB rider fees. Additionally, general insurance expenses were also favorable as a percentage of total assets.

•	The improvement in the Group Benefits after-tax margin for the three months ended March 31, 2006 was due to a lower loss ratio principally driven by improved morbidity experience.
Operating Summary

	Three Months Ended
	March 31,
	2006	2005	Change

Earned premiums	$1,273	$999	27%
Fee income	1,118	950	18%
Net investment income
Securities available-for-sale and other	766	729	5%
Equity securities held for trading	454	221	105%

Total net investment income	1,220	950	28%
Net realized capital (losses) gains	(126)	92	NM

Total revenues	3,485	2,991	17%
Benefits, claims and claim adjustment expenses [1]	2,138	1,739	23%
Amortization of deferred policy acquisition costs and present value of future profits	299	291	3%
Insurance operating costs and other expenses	593	577	3%

Total benefits, claims and expenses	3,030	2,607	16%

Income before income tax expense	455	384	18%
Income tax expense	109	93	17%

Net income	$346	$291	19%

[1]	Includes investment income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses
Three months ended March 31, 2006 compared to the three months ended March 31, 2005
The increase in Life’s net income was due to the following:
•	Net income in Retail increased 19%, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year period.

•	Retirement Plans net income increased 24% primarily driven by 401(k) fees attributable to growth in assets under management.

•	Institutional contributed higher earnings, increasing 5%, driven by higher assets under management.

•	Individual Life earnings increased primarily driven by growth in fee income generated from higher life insurance inforce and account values and revisions to estimates in DAC amortization of $5, which are not expected to recur.

•	Net income in Group Benefits increased 15% primarily due to a higher premiums and a lower loss ratio.

•	Net income in International increased primarily driven by the increased fees from an increase in assets under management of the Japan annuity business.

•	In addition, net income was lower in Other due to the following:
•	Net realized capital losses occurred in 2006 compared to net realized capital gains in the prior year period due to increasing interest rates, realized losses from the Japan fixed annuity contract hedges and the realized loss associated with GMWB derivatives.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for investigations related to market timing by the SEC and the New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s.

RETAIL
Operating Summary

	Three Months Ended
	March 31,
	2006	2005	Change

Fee income	$648	$557	16%
Earned premiums	(17)	(15)	(13)%
Net investment income	216	244	(11)%
Net realized capital gains	3	4	(25)%

Total revenues	850	790	8%
Benefits, claims and claim adjustment expenses	207	235	(12)%
Insurance operating costs and other expenses	228	189	21%
Amortization of deferred policy acquisition costs and present value of future profits	198	181	9%

Total benefits, claims and expenses	633	605	5%
Income before income taxes	217	185	17%
Income tax expense	41	37	11%

Net income	$176	$148	19%

Assets Under Management

Individual variable annuity account values	$108,695	$98,071	11%
Individual fixed annuity and other account values	10,069	10,946	(8)%
Other retail products account values	386	216	79%

Total account values [1]	119,150	109,233	9%
Retail mutual fund assets under management	31,988	24,949	28%
Other mutual fund assets under management	1,140	694	64%

Total mutual fund assets under management	33,128	25,643	29%

Total assets under management	$152,278	$134,876	13%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income in the Retail segment increased primarily due to improved fee income. Higher fee income was driven by higher assets under management resulting from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business occurred primarily as result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $12.7 billion over the past four quarters. Variable annuities had net outflows of $828 for the three months ended March 31, 2006 compared to net inflows of $406 for the prior year period. The net outflows from additional surrender activity was due to increased sales competition, particularly as it relates to guaranteed living benefits offered with variable annuity products.

•	Mutual fund fee income increased 24% due to increased assets under management driven by market appreciation of $4.6 billion and net sales of $2.5 billion during the past four quarters. Net sales grew four fold to $1.5 billion. This increase was primarily attributable to focused wholesaling efforts and a favorable equity market.

•	Despite stable general account investment spread income over the past four quarters, net investment income has steadily declined due to an increased level of surrenders and transfers. Over the same period, benefits, claims and claim adjustment expenses have decreased due to a decline in interest credited as older fixed annuity MVA business with higher credited rates matures and either lapses or renews at lower credited rates.

•	Throughout Retail, insurance operating costs and other expenses increased. Mutual Fund commissions increased due to significant growth in sales. In addition, variable annuity asset based commissions increased due to an 11% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Higher amortization of DAC resulted from higher gross profits due to the positive earnings drivers discussed above, however, the DAC amortization rate as a percentage of pre-tax profits remained fairly stable.

Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition has increased substantially in the variable annuities market with most major variable annuity writers now offering living benefits such as GMWB riders. The Company’s strategy in 2006 revolves around introducing new products and continually evaluating the portfolio of products currently offered. As a result, sales may be lower than the level of sales attained in 2005 when considering the competitive environment, the risk of disruption on new sales from product offering changes, customer acceptance of new products and the effect on distribution related to product offering changes.
With increased competition in the variable annuity market combined with surrender activity on the aging block of business, net outflows are currently forecasted to be above the levels experienced in 2005. As of March 31, 2006, sales of $3.1 billion were above management’s initial expectations, however, the increase was largely offset by an increase in surrender activity as discussed above, leaving management’s expectations of net outflows for 2006 largely unchanged. This projection will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract.
Based on the results to date, management’s current full year projections are as follows:
•	Variable annuity sales of $11.5 billion to $12.5 billion

•	Fixed annuity sales of $300 to $700

•	Retail mutual fund sales of $9.5 billion to $10.5 billion

•	Variable annuity outflows of $2.7 billion to $3.7 billion

•	Fixed annuity outflows of $900 to $1.3 billion

•	Retail mutual fund net sales of $4.5 billion to $5.5 billion

•	Individual annuity return on assets of 53-55 basis points

•	Retail mutual fund return on assets of 18 to 20 basis points
RETIREMENT PLANS
Operating Summary

	Three Months Ended
	March 31,
	2006	2005	Change

Fee income	$43	$34	26%
Earned premiums	14	3	NM
Net investment income	80	76	5%

Total revenues	137	113	21%

Benefits, claims and claims adjustment expenses	69	56	23%
Insurance operating costs and other expenses	31	27	15%
Amortization of deferred policy acquisition costs and present value of future profits	8	7	14%

Total benefits, claims and expenses	108	90	20%
Income before income taxes	29	23	26%
Income tax expense	8	6	33%

Net income	$21	$17	24%

Assets Under Management
Governmental account values	$10,427	$9,882	6%
401(k) account values	10,038	7,064	42%

Total account values [1]	20,465	16,946	21%
Government mutual fund assets under management [2]	—	738	(100)%
401(k) mutual fund assets under management	1,032	767	35%

Total mutual fund assets under management	1,032	1,505	(31)%

Total assets under management	$21,497	$18,451	17%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	Government Mutual Fund assets declined to zero due to a large case surrender in 2005 and the remaining business being transferred to the Institutional segment.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income in Retirement Plans increased due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable as a result of modest growth in assets under management.
•	Fee income for 401(k) increased 39% or $9. This increase is mainly attributable to positive net flows of $1.9 billion over the past four quarters resulting from strong sales and increasing ongoing deposits. Total 401(k) deposits and net flows increased by 32% and 27%, respectively.

•	General account spread increased for both 401(k) and Governmental businesses. The increase is attributable to a decrease in the weighted average interest credited rate for both businesses. Overall, an increase in net investment income and the associated interest credited within benefits, claims and claim adjustment expenses, each increased $4 and $3, respectively as a result of 6% growth in general account assets under management.

•	Benefits and claims expense increased due to a large case annuitization in the 401(k) business, resulting in an increase in premiums and reserves of $12.
Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the general account products sold largely in the Government business. As the “baby boom” generation approaches retirement, management believes these individuals will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. Management’s expectations remain largely unchanged for Retirement Plans sales and net flows throughout 2006. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in this market, additional investments in service and technology will occur. The Government market is highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of sales growth attained in 2005.
Based on the results to date, management’s current full year projections are as follows:
•	Sales and deposits of $5.1 billion to $5.5 billion

•	Net flows of $2.5 billion to $2.9 billion

•	Return on assets of 40 to 42 basis points
INSTITUTIONAL
Operating Summary

	Three Months Ended
	March 31,
	2006	2005	Change

Fee income	$27	$37	(27)%
Earned premiums	267	82	NM
Net investment income	225	181	24%
Net realized capital losses	(1)	(1)	—

Total revenues	518	299	73%

Benefits, claims and claims adjustment expenses	463	254	82%
Insurance operating costs and other expenses	16	10	60%
Amortization of deferred policy acquisition costs and present value of future profits	8	6	33%

Total benefits, claims and expenses	487	270	80%
Income before income taxes	31	29	7%
Income tax expense	9	8	13%

Net income	$22	$21	5%

Assets Under Management

Institutional Investment Product account values [1][2]	$19,017	$15,497	23%
Private Placement Life Insurance account values [2]	24,216	22,641	7%
Mutual fund assets under management [1]	2,100	815	158%

Total assets under management [1]	$45,333	$38,953	16%

[1]	Institutional investment product account values and mutual fund assets under management include transfers from the Retirement Plans segment of $413 and $178, respectively.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income in Institutional increased and was driven by higher earnings in institutional investment products (“IIP”). Net income in the private-placement life insurance (“PPLI”) business was unchanged. A more expanded discussion of earnings growth can be found below:
•	Total revenues increased in IIP driven by positive net flows of $2.1 billion during the past four quarters resulting in higher assets under management. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes sales for the four quarters ended March 31, 2006 were $1.6 billion.

•	General account spread is the main driver of net income for IIP. An increase in spread income in 2006 was driven by higher assets under management. The increase was partially offset by lower mortality gains related to terminal funding and structured settlement contracts that include life contingencies. For the three months ended March 31, 2006 and 2005, gains related to mortality, investments or other activity were $1 and $3 after-tax, respectively.
Partially offsetting these positive earnings drivers were the following items:
•	IIP had higher operating costs as a result of business growth.

•	PPLI’s cost of insurance charges have decreased due to reductions in the face amount of certain cases.
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
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. In 2006, IIP will be launching products that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporation’s defined benefit liabilities.
Based on the results to date, management’s current full year projections are as follows:
•	Sales and deposits of $4.0 billion to $4.5 billion

•	Net flows of $1.5 billion to $2.0 billion

•	Return on assets of 18 to 20 basis points

INDIVIDUAL LIFE
Operating Summary

	Three Months Ended
	March 31,
	2006	2005	Change

Fee income	$203	$195	4%
Earned premiums	(12)	(8)	(50)%
Net investment income	79	74	7%
Net realized capital gains	1	1	—

Total revenues	271	262	3%
Benefits, claims and claim adjustment expenses	131	120	9%
Insurance operating costs and other expenses	42	40	5%
Amortization of deferred policy acquisition costs and present value of future profits	32	45	(29)%

Total benefits, claims and expenses	205	205	—
Income before income taxes	66	57	16%
Income tax expense	21	18	17%

Net income	$45	$39	15%

Account Values

Variable universal life insurance	$6,191	$5,249	18%
Universal life/interest sensitive whole life	3,775	3,452	9%
Modified guaranteed life and other	712	728	(2)%

Total account values	$10,678	$9,429	13%

Life Insurance Inforce

Variable universal life insurance	$71,852	$69,442	3%
Universal life/interest sensitive whole life	42,372	39,349	8%
Modified guaranteed life and other	39,221	32,948	19%

Total life insurance inforce	$153,445	$141,739	8%

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income increased 15% due to growth in life insurance inforce, account values and revisions to estimates in DAC amortization of $5, which are not expected to recur, as discussed below. The following factors contributed to the earnings increase:
•	Fee income increased $8. Cost of insurance charges, the largest component of fee income, increased $8 driven by business growth and aging in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income grew $2 as favorable equity markets and increased premiums added to the variable universal life account value.

•	Amortization of DAC declined $9 primarily due to adjustments made to actual gross profits and deferrals reflecting revisions in the first quarter of 2006 to estimates made at December 31, 2005. The remaining decrease resulted from changes in the mix of product profitability.

•	Net investment income increased primarily due to increased general account assets from sales growth.
Partially offsetting these positive earnings drivers were the following factors:
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased use of reinsurance.

•	Benefits, claims and claim adjustment expenses increased primarily due to interest credited on growing account values and increased death benefits as a result of the growth in life insurance inforce.

•	Operating costs increased over the prior year period as a result of business growth.
Outlook
Individual Life sales grew to $60 for the first quarter of 2006, Individual Life’s highest first quarter ever, compared to $46 in the comparable period in 2005. Sales results were strong across all distribution channels and products. Individual Life continues to pursue new and enhanced products, as well as broader and deeper distribution opportunities to increase sales. In the first quarter of 2006, Individual Life introduced a new variable life product that blends the benefits of universal life insurance and variable annuities. Recently, Individual Life launched Hartford Term, which has additional term insurance durations and new competitive features.
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
Based on the results to date, management’s current full year projections are as follows:
•	Sales increase of 9% to 11%

•	Account value increase of 9% to 10%

•	Life insurance inforce increase of 8% to 10%

•	Net income growth of 6% to 8%
GROUP BENEFITS
Operating Summary

	Three Months Ended
	March 31,
	2006	2005	Change

Earned premiums and other	$1,032	$948	9%
Net investment income	101	98	3%
Net realized capital losses	(1)	—	—

Total revenues	1,132	1,046	8%
Benefits, claims and claim adjustment expenses	767	722	6%
Insurance operating costs and other expenses	261	237	10%
Amortization of deferred policy acquisition costs and present value of future profits	10	7	43%

Total benefits, claims and expenses	1,038	966	7%
Income before income taxes	94	80	18%
Income tax expense	26	21	24%

Net income	$68	$59	15%

Earned Premiums and Other

Fully insured – ongoing premiums	$1,017	$912	12%
Buyout premiums	4	25	(84)%
Other	11	11	—

Total earned premiums and other	$1,032	$948	9%

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income increased primarily due to higher earned premiums and a lower loss ratio. The following factors contributed to the earnings increase:
•	Earned premiums increased 9% driven by sales (excluding buyouts) growth, particularly in life, of 17% and continued strong persistency.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 74.2%, down from 75.5% in the prior year period due to improved morbidity experience. Excluding financial institutions, the loss ratio was 79.2%, down from 79.5% in the prior year period.

•	The segment’s expense ratio was 26.4% for both the current and the prior year period. Excluding financial institutions, the expense ratio was 21.6%, down from 23.1% in the prior year period due to growth in premiums outpacing growth in expenses.
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
Despite the current market conditions, including rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Group Benefits segment continues to leverage its strength in claim practices risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Group Benefits segment’s products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for our products and services.

Based on the results to date, management’s current full year projections are as follows:
•	Sales (excluding buyout premiums and premium equivalents) growth of 9% to 11%

•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) growth of 8% to 10%

•	Loss ratio (excluding buyout premiums) between 72% and 75%

•	Expense ratio (excluding buyout premiums) between 27% and 29%

•	Net income growth of 6% to 8%
INTERNATIONAL

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Fee income	$166	$97	71%
Net investment income	28	12	133%
Net realized capital losses	(14)	(5)	(180)%

Total revenues	180	104	73%
Benefits, claims and claim adjustment expenses	12	13	(8)%
Insurance operating costs and other expenses	46	39	18%
Amortization of deferred policy acquisition costs and present value of future profits	49	32	53%

Total benefits, claims and expenses	107	84	27%
Income before income taxes	73	20	NM
Income tax expense	27	6	NM

Net income	$46	$14	NM

Assets Under Management

Japan variable annuity assets under management	$26,696	$16,495	62%
Japan MVA fixed annuity assets under management	1,545	1,120	38%

Total assets under management	$28,241	$17,615	60%

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net income increased significantly, principally driven by higher fee income in Japan derived from a 60% increase in assets under management. A more expanded discussion of earnings growth can be found below:
•	The increase in fee income was mainly a result of growth in Japan’s variable annuity assets under management. As of March 31, 2006, Japan’s variable annuity assets under management were $26.7 billion, a 62% increase from the prior year period. The increase in assets under management was driven by positive net flows of $8.6 billion and favorable market appreciation of $3.6 billion, partially offset by a $(2.0) billion impact of foreign currency exchange over the past four quarters.

•	Also contributing to the higher fee income was increased surrender activity as customers surrendered policies in order to take advantage of significant appreciation in their account balances. For the quarter ended March 31, 2006, surrender fees increased by $10 from the respective prior year period.

•	The Japan MVA fixed annuity business contributed $3 of higher investment spread income, including net periodic coupon settlements included in realized losses. This increase in investment spread was driven by higher assets under management. As of March 31, 2006, Japan’s MVA assets under management increased to $1.5 billion compared to $1.1 billion in the prior year period. The increase in fixed annuity assets under management can be attributed to positive net flows of $530 over the past four quarters.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	The increase in operating costs was primarily due to the significant growth in the Japan operation and the investment in our United Kingdom operation.

•	DAC amortization was higher due to higher EGP’s consistent with the growth in the Japan operation.

•	Tax rates increased primarily due to an increase in the deferred tax valuation allowance established for losses on the United Kingdom operation.
Outlook
Management is optimistic about growth potential of the retirement savings market in Japan. Several trends such as an aging population, longer life expectancies, declining birth rate leading to a smaller number of younger workers to support each retiree, and under funded pension systems have resulted in greater need for an individual to plan and adequately fund retirement savings.

Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets. In addition, higher account value levels will generally reduce certain costs to the Company of individual annuities, such as guaranteed minimum death benefits (“GMDB”) and GMIB benefits. Expense management is also an important component of product profitability.
Competition has increased substantially in the Japanese market with most major competitors offering guaranteed benefit riders. This competition has resulted in changes in key distribution relationships that most likely will negatively impact future sales. In addition, in an effort to meet diverse customer needs and to diversify risk, in November 2005 the Company began transitioning to a new variable annuity offering which adds greater liquidity and asset allocations with a greater equity component, but lower currency exposure. While the company continues to accept subsequent deposits, beginning April 1, 2006, it is no longer selling its previous variable annuity product. The success of the Company’s new variable annuity product will ultimately be based on customer acceptance in an increasingly competitive environment.
Based upon results to date, along with the items discussed above, management’s current expectations for full year projections for Japan are as follows (using ¥118/$1 exchange rate):
•	Variable annuity sales of ¥830 billion to ¥950 billion ($7.0 billion to $8.1 billion)

•	Fixed annuity sales of ¥35 billion to ¥40 billion ($300 to $500)

•	Variable annuity net inflows of ¥660 billion to ¥780 billion ($5.6 billion to $6.6 billion)

•	Return on assets of 63 to 65 basis points, which includes higher than expected surrender fees that may not continue in the future
OTHER

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Fee income and other	$20	$19	5%
Net investment income
Securities available-for-sale and other	37	44	(16)%
Equity securities held for trading	454	221	105%

Total net investment income	491	265	85%
Net realized capital gains (losses)	(114)	93	NM

Total revenues	397	377	5%
Benefits, claims and claim adjustment expenses	489	339	44%
Insurance operating costs and other expenses	(31)	35	NM
Amortization of deferred policy acquisition costs and present value of future profits	(6)	13	NM

Total benefits, claims and expenses	452	387	17%
Loss before income taxes	(55)	(10)	NM
Income tax benefit	(23)	(3)	NM

Net loss	$(32)	$(7)	NM

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net loss increased due to the following factors:
•	Net realized capital losses occurred in 2006 compared to net realized capital gains in the prior year period due to increasing interest rates, realized losses from the Japan fixed annuity contract hedges and the realized loss associated with GMWB derivatives.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for investigations related to market timing by the SEC and the New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the quarter ended March 31, 2006.

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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three months ended March 31, 2006 compared to three months ended March 31, 2005.

	Three Months Ended
	March 31,
Premium revenue	2006	2005

Earned Premiums	$2,566	$2,507
•	Earned premiums grew $59, or 2%, due primarily to growth in Business Insurance of $113 and Personal Lines of $30, partially offset by a decrease in Specialty Commercial of $82. Business Insurance and Personal Lines earned premium grew as a result of new business outpacing non-renewals over the last nine months of 2005 and the first three months of 2006 and the effect of earned pricing increases in homeowners. The decline in Specialty Commercial earned premium was primarily driven by a $72 decrease in casualty and a $21 decrease in property.

	Three Months Ended
	March 31,
Net income	2006	2005

Underwriting results	$266	$257
Net servicing and other income [1]	18	13
Net investment income	357	337
Other expenses	(52)	(60)
Net realized capital gains	5	48
Income tax expense	(170)	(178)

Net income	$424	$417

[1]	Net of expenses related to service business.
Net income increased 2% as an increase in underwriting results and net investment income and a decrease in other expenses were largely offset by a decrease in net realized capital gains.
•	Underwriting results improved by $9, or 4%, due primarily to an increase in Other Operations’ underwriting results of $7. Ongoing Operations’ underwriting results remained relatively flat as an $8 increase in current accident year catastrophe losses was largely offset by net favorable prior accident year reserve development. Ongoing Operations’ current accident year underwriting results before catastrophes also remained relatively flat as improvements in Business Insurance and Personal Lines were offset by a decrease in Specialty Commercial. Other Operations’ underwriting results improved by $7, due primarily to lower unfavorable prior accident year reserve development in the first quarter of 2006.

•	Net investment income increased by $20, or 6%, primarily as a result of a larger investment base due to increased cash flows from underwriting and favorable market value adjustments for the Company’s corporate-owned life insurance, partially offset by a decrease in income from investments in limited partnerships.

•	Net realized capital gains decreased by $43 primarily due to net realized losses on fixed maturity investments during the first quarter of 2006 compared to net realized gains on fixed maturity investments during the first quarter of 2005. Rising interest rates resulted in sales of fixed maturity investments during the first quarter of 2006 at reduced prices and the impairment of other fixed maturity investments.
Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2005 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2006 and 2005. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended
	March 31,
	2006	2005

Ongoing Operations earned premium growth
Business Insurance	10%	13%
Personal Lines	3%	6%
Specialty Commercial	(18%)	45%

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident year development	87.4	87.1
Catastrophe ratio

Current year	1.6	1.3
Prior years	(0.7)	0.5

Total catastrophe ratio	0.9	1.9
Non-catastrophe prior accident year development	0.5	(0.3)

Combined ratio	88.8	88.6

Other Operations net income	$35	$49

Total Property & Casualty measures of net investment income:

Investment yield, after-tax	4.1%	4.2%
Average invested assets at cost	$26,360	$24,481

Ongoing Operations earned premium growth:
•	The lower growth rate in Business Insurance was attributable to lower earned pricing increases in small commercial, earned pricing decreases in middle market and, over the last nine months of 2005 and the first three months of 2006, a decrease in new business written premium growth, partially offset by increased renewal retention before the effect of written pricing changes.

•	The rate of growth in Personal Lines decreased primarily due to lower earned pricing increases in homeowners’ business and a change to earned pricing decreases in auto. Also contributing to the decreased growth rate was lower new business written premium growth in auto over the last nine months of 2005 and the first three months of 2006.

•	The decline in Specialty Commercial earned premium primarily resulted from a decrease in earned premium from a single captive insured program that expired in 2005 and a decrease in specialty property earned premium as a result of a decline in new business.
Ongoing Operations combined ratio:
•	The combined ratio increased by 0.2 points, largely due to the increase in the combined ratio before catastrophes and prior accident year development. A slight improvement in prior accident year loss development was largely offset by a slight increase in current accident year catastrophe losses.

•	The 0.3 point increase in the combined ratio before catastrophes and prior accident year development to 87.4 was primarily due to a decrease in current accident year underwriting results before catastrophes in Specialty Commercial, largely offset by an improvement in Business Insurance and Personal Lines. Contributing to the decrease in Specialty Commercial underwriting results were lower earned premium and increased non-catastrophe loss costs for specialty property business. Earned premium growth and favorable non-catastrophe property loss costs accounted for most of the improvement in Business Insurance while earned premium growth and improved current accident year loss costs for auto liability claims accounted for most of the improvement in Personal Lines.

Other Operations net income:
•	Other Operations reported net income of $35 as net investment income earned exceeded unfavorable prior accident year loss development. Unfavorable prior accident year development decreased from $28 to $19, primarily due to strengthening prior accident year reserves for assumed reinsurance business by $12 in the first quarter of 2005.
Investment yield and average invested assets:
•	From 2005 to 2006, the investment yield was relatively flat as the average weighted yield on new fixed maturity purchases approximated the yield on average invested assets.

•	The average annual invested assets at cost increased as a result of net underwriting cash inflows and investment income.
Reserves
Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford’s 2005 Form 10-K Annual Report.
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
As part of its quarterly reserve review process, the Company is closely monitoring reported loss development in certain lines where the recent emergence of paid losses and case reserves could indicate a trend that may eventually lead the Company to change its estimate of ultimate losses in those lines. For example, the Company has recently experienced an increase in the severity of a small number of reported construction defects claims, principally within Specialty Commercial’s casualty business. In addition, during the first quarter of 2006, the Company recognized favorable development on Personal Lines auto liability reserves for recent accident years due to favorable emerged frequency. Over the past few years, trends in Personal Lines auto liability claims have generally been favorable to initial expectations. If this continues, reserves may continue to develop favorably. If, and when, the emergence of reported losses is determined to be a trend that changes the Company’s estimate of ultimate losses, prior accident year reserves would be adjusted in the period the change in estimate is made.

     A rollforward of liabilities for unpaid claims and claim adjustment expenses by segment for the three months ended March 31, 2006 for Property & Casualty follows:

Three Months Ended March 31, 2006
	Business	Personal	Specialty	Ongoing	Other
	Insurance	Lines	Commercial	Operations	Operations	Total P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$7,066	$2,152	$6,202	$15,420	$6,846	$22,266
Reinsurance and other recoverables	709	385	2,354	3,448	1,955	5,403

Beginning liabilities for unpaid claims and claim adjustment expenses-net	6,357	1,767	3,848	11,972	4,891	16,863

Add provision for unpaid claims and claim adjustment expenses
Current year	767	589	272	1,628	—	1,628
Prior year	10	14	(30)	(6)	19	13

Total provision for unpaid claims and claim adjustment expenses	777	603	242	1,622	19	1,641
Less payments	(613)	(563)	(190)	(1,366)	(163)	(1,529)

Ending liabilities for unpaid claims and claim adjustment expenses-net	6,521	1,807	3,900	12,228	4,747	16,975
Reinsurance and other recoverables	615	263	2,313	3,191	1,808	4,999

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$7,136	$2,070	$6,213	$15,419	$6,555	$21,974

Earned premiums	$1,263	$919	$383	$2,565	$1	$2,566
Loss and loss expense paid ratio [1]	48.5	61.3	50.1	53.3
Loss and loss expense incurred ratio	61.5	65.6	63.6	63.3
Prior accident year development (pts.)	0.8	1.5	(7.4)	(0.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.
Prior accident year development
Included within prior accident year development for the three months ended March 31, 2006 are the following reserve strengthenings (releases).

Three months Ended March 31, 2006
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Net release of catastrophe loss reserves for 2004 and 2005 hurricanes	$6	$6	$(30)	$(18)	$—	$(18)
Release of Personal Lines auto liability reserves for accident year 2005	—	(31)	—	(31)	—	(31)
Strengthening of Personal Lines auto liability reserves for claims with exposure in excess of policy limits	—	30	—	30	—	30
Other reserve reestimates, net	4	9	—	13	19	32

Total prior accident year development for the three months ended March 31, 2006	$10	$14	$(30)	$(6)	$19	$13

During the three months ended March 31, 2006, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes.
•	Released net reserves for loss and loss adjustment expenses related to the 2004 and 2005 hurricanes, including $16 related to hurricanes Ivan and Jeanne in 2004. In the first quarter of 2006, the Company decreased its estimate of gross and ceded losses incurred on hurricanes Wilma and Rita and increased its estimate of gross and ceded losses incurred on hurricane Katrina. The net decrease in loss reserves within Specialty Commercial is primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty as well as under the Company’s principal property catastrophe reinsurance program.

•	Released reserves for auto liability claims related to accident year 2005 by $31 as a result of better than expected frequency trends on these claims.

•	Strengthened reserves for personal auto liability claims by $30 due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits.

Risk Management Strategy
Refer to the MD&A in The Hartford’s 2005 Form 10-K Annual Report for an explanation of Property & Casualty’s risk management strategy.
Reinsurance Recoverables
Refer to the MD&A in The Hartford’s 2005 Form 10-K Annual Report for an explanation of Property & Casualty’s reinsurance recoverables.
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
Unless otherwise specified, the following discussion speaks to changes in the first quarter of 2006 as compared to the first quarter of 2005.
TOTAL PROPERTY & CASUALTY

	Three Months Ended
	March 31,
Property & Casualty Operating Summary	2006	2005	Change

Earned premiums	$2,566	$2,507	2%
Net investment income	357	337	6%
Other revenues [1]	123	112	10%
Net realized capital gains	5	48	(90%)

Total revenues	3,051	3,004	2%
Benefits, claims and claim adjustment expenses
Current year	1,628	1,580	3%
Prior year	13	34	(62%)

Total benefits, claims and claim adjustment expenses	1,641	1,614	2%
Amortization of deferred policy acquisition costs	518	492	5%
Insurance operating costs and expenses	141	144	(2%)
Other expenses	157	159	(1%)

Total benefits, claims and expenses	2,457	2,409	2%

Income before income taxes	594	595	—
Income tax expense	170	178	(4%)

Net income [2]	$424	$417	2%

Net Income

Ongoing Operations	$389	$368	6%
Other Operations	35	49	(29%)

Total Property & Casualty net income	$424	$417	2%

[1]	Represents servicing revenue.

[2]	Includes net realized capital gains, after-tax, of $3 and $31 for the three months ended March 31, 2006 and 2005, respectively.
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Net income increased $7, as a result of a $21 increase in Ongoing Operations’ net income, partially offset by a $14 decrease in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.

ONGOING OPERATIONS

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Premium Breakdown	2006	2005	Change	2006	2005	Change

Business Insurance	$1,302	$1,238	5%	$1,263	$1,150	10%
Personal Lines	901	864	4%	919	889	3%
Specialty Commercial	426	477	(11%)	383	465	(18%)

Total	$2,629	$2,579	2%	$2,565	$2,504	2%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Earned Premiums
•	Total Ongoing Operations’ earned premiums grew $61, due primarily to growth in Business Insurance and Personal Lines, partially offset by a decrease in Specialty Commercial.

•	Earned premium growth of $113 in Business Insurance and $30 in Personal Lines was primarily driven by new business premium outpacing non-renewals over the last nine months of 2005 and first three months of 2006 and the effect of earned pricing increases in homeowners.

•	Specialty Commercial earned premiums decreased by $82, primarily driven by a $72 decrease in casualty and a $21 decrease in property.

	Three Months Ended
	March 31,
Underwriting Summary	2006	2005	Change

Written premiums	$2,629	$2,579	2%
Change in unearned premium reserve	64	75	(15%)

Earned premiums	2,565	2,504	2%
Benefits, claims and claim adjustment expenses
Current year	1,628	1,580	3%
Prior year	(6)	6	NM

Total benefits, claims and claim adjustment expenses	1,622	1,586	2%
Amortization of deferred policy acquisition costs	518	492	5%
Insurance operating costs and expenses	138	141	(2%)

Underwriting results	287	285	1%

Net servicing income [1]	18	13	38%
Net investment income	291	260	12%
Net realized capital gains	5	28	(82%)
Other expenses	(53)	(59)	10%
Income tax expense	(159)	(159)	—

Net income	$389	$368	6%

Loss and loss adjustment expense ratio
Current year	63.4	63.1	(0.3)
Prior year	(0.2)	0.2	0.4

Total loss and loss adjustment expense ratio	63.3	63.3	—
Expense ratio	25.4	25.1	(0.3)
Policyholder dividend ratio	0.2	0.2	—

Combined ratio	88.8	88.6	(0.2)
Catastrophe ratio	0.9	1.9	1.0

Combined ratio before catastrophes	87.9	86.8	(1.1)
Combined ratio before catastrophes and prior accident year development	87.4	87.1	(0.3)

[1]	Net of expenses related to service business.

Three months ended March 31, 2006 compared to three months ended March 31, 2005
Net income and operating ratios
Net income increased $21 as a result of a $21 increase in income before income taxes. The increase in income before income taxes was driven primarily by the following:
•	A $31 increase in net investment income primarily as a result of a larger investment base due to increased cash flows from underwriting and favorable market value adjustments for the Company’s corporate-owned life insurance, partially offset by a decrease in income from investments in limited partnerships.

•	A $5 increase in net servicing income and $6 decrease in other expenses.

•	Partially offsetting the improvement was a $23 decrease in net realized capital gains, primarily due to net realized losses on fixed maturity investments during the first quarter 2006 compared to net realized gains on fixed maturity investments during the first quarter of 2005. Rising interest rates resulted in sales of fixed maturity investments in the first quarter of 2006 at reduced prices and the impairment of other fixed maturity investments.
Underwriting results remained relatively flat at $287, with a slight increase in the combined ratio to 88.8, as underwriting results before catastrophes and prior accident year development also remained relatively flat. A favorable change in prior accident year reserve development of $12 was partially offset by an increase in current accident year catastrophe losses of $8. The 0.3 point increase in the combined ratio before catastrophes and prior accident year development to 87.4 was primarily due to a decrease in current accident year underwriting results before catastrophes in Specialty Commercial, largely offset by an improvement in Business Insurance and Personal Lines. Contributing to the decrease in Specialty Commercial was lower earned premium and increased non-catastrophe loss costs for specialty property business. Driving the improvement in Business Insurance and Personal Lines was earned premium growth, favorable non-catastrophe property loss costs in Business Insurance and a lower current accident year loss and loss adjustment expense ratio for auto liability claims in Personal Lines.
Net favorable prior accident year reserve development of $6 in 2006 included an $18 release of catastrophe loss reserves for the 2004 and 2005 hurricanes, primarily offset by net reserve strengthening for non-catastrophe claims. See the “Reserves” section of the MD&A for further discussion.
The 0.3 point increase in the expense ratio was primarily due to an increase in the cost of AARP marketing initiatives, a decrease in ceding commissions on professional liability business and a $15 reduction of contingent commissions in 2005, partially offset by a continued shift to more workers’ compensation business which has lower commissions.
BUSINESS INSURANCE

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Premium Breakdown	2006	2005	Change	2006	2005	Change

Small Commercial	$721	$658	10%	$643	$572	12%
Middle Market	581	580	—	620	578	7%

Total	$1,302	$1,238	5%	$1,263	$1,150	10%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Earned Premiums
Earned premiums for Business Insurance increased $113, primarily due to new business premium outpacing non-renewals in both small commercial and middle market over the last nine months of 2005 and first three months of 2006. Partially offsetting the growth was earned pricing decreases in middle market.
•	Growth in small commercial earned premium was driven primarily by growth in workers’ compensation and package business for both Select Xpand and traditional Select. Before the effect of changes in written pricing, premium renewal retention for small commercial increased from 86% to 87%. New business written premium for small commercial decreased to $149, down $15, from the first quarter of 2005, due to decreases in new business for workers’ compensation, package and commercial auto.

•	Growth in middle market earned premium was driven primarily by growth in workers’ compensation earned premium. Before the effect of written pricing decreases, premium renewal retention for middle market increased from 82% to 85% due to stronger retention on larger accounts. New business written premium for middle market decreased by $20, primarily related to workers’ compensation business.

Earned pricing increased by 2% for small commercial and decreased by 5% for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes for the three months ended March 31, 2006 primarily reflect written pricing changes during the last nine months of 2005 and the first three months of 2006.
•	Written pricing for small commercial increased 2% in the last nine months of 2005 and was flat in the first three months of 2006.

•	Written pricing for middle market decreased 6% in the last nine months of 2005 and 4% in the first three months of 2006.

	Three Months Ended
	March 31,
Underwriting Summary	2006	2005	Change

Written premiums	$1,302	$1,238	5%
Change in unearned premium reserve	39	88	(56%)

Earned premiums	1,263	1,150	10%
Benefits, claims and claim adjustment expenses
Current year	767	689	11%
Prior year	10	8	25%

Total benefits, claims and claim adjustment expenses	777	697	11%
Amortization of deferred policy acquisition costs	292	280	4%
Insurance operating costs and expenses	60	55	9%

Underwriting results	$134	$118	14%

Loss and loss adjustment expense ratio
Current year	60.8	60.0	(0.8)
Prior year	0.8	0.7	(0.1)

Total loss and loss adjustment expense ratio	61.5	60.7	(0.8)
Expense ratio	27.7	28.9	1.2
Policyholder dividend ratio	0.2	0.2	—

Combined ratio	89.4	89.8	0.4
Catastrophe ratio	1.7	1.5	(0.2)

Combined ratio before catastrophes	87.7	88.2	0.5
Combined ratio before catastrophes and prior accident year development	87.4	88.3	0.9

Underwriting results and ratios
Underwriting results increased $16, with a corresponding 0.4 point improvement in the combined ratio to 89.4. The net increase in underwriting results was principally driven by a $24 improvement in current accident year underwriting results before catastrophes. The improvement in current accident year underwriting results before catastrophes was due to earned premium growth at a combined ratio less than 100.0 and a decrease in the combined ratio before catastrophes and prior accident year development of 0.9 points, from 88.3 to 87.4.
Partially offsetting this improvement was a $6 increase in current accident year catastrophe losses and a slight increase in net unfavorable prior accident year reserve development. Prior accident year loss reserve development of $10 primarily included reserve strengthening of $16 for hurricanes Katrina and Wilma, partially offset by reserve reductions for the 2004 hurricanes. Prior accident year loss development in the first quarter of 2005 included a $10 strengthening of 2004 hurricane reserves offset by a $10 release of reserves for allocated loss adjustment expenses.
The 0.9 point decrease in the combined ratio before catastrophes and prior accident year development was due primarily to a 1.2 point improvement in the expense ratio and favorable property claim frequency and severity in middle market, partially offset by the impact of earned pricing decreases for middle market and a decline in earned pricing increases for small commercial as well as a shift to more workers’ compensation business, which has a higher loss and loss adjustment expense ratio. The 1.2 point improvement in the expense ratio was principally due to earned premium growth and a continued shift to lower commission workers’ compensation business, partially offset by a $11 reduction in contingent commission reserves recorded in the first quarter of 2005.
Outlook
In 2006, management expects the Business Insurance segment to achieve mid-single-digit written premium growth. In both small commercial and middle market, the Company plans to continue to broaden its relationships with key agencies to increase new business, maintain renewal retention and expand market share in targeted states. In small commercial, the Company expects low double-digit written premium growth to be generated, in part, through the use of customized pricing, more sophisticated pricing models and automated underwriting decision making tools and increasing its underwriting appetite within certain industries and risks. Within middle market, the Company expects low single-digit written premium growth by focusing on its property book of business as well as protecting its renewals.

Written pricing trends in 2006 have been affected by increased competition. With written pricing for small commercial flat in the first quarter of 2006, management expects written pricing for small commercial to be flat to slightly negative for the 2006 calendar year. For middle market business, written pricing declined by 4% in the first quarter of 2006, a slight improvement over written pricing decreases of 5% for the full year of 2005. Management expects lower written pricing decreases for middle market to continue in 2006 as higher reinsurance costs are reflected in the market. Partly offsetting this expected improvement, however, will be the effect of California workers’ compensation rate reductions, which will begin to significantly affect the Company’s written pricing in the third quarter of 2006. In the first quarter of 2006, loss costs decreased for non-catastrophe property business in middle market. Nonetheless, loss costs are expected to increase for the remainder of 2006 as increasing claim severity is expected to outpace favorable claim frequency. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the high 80’s in 2006, comparable to the combined ratio before catastrophes and prior accident year development of 89.4 for the full year 2005.
PERSONAL LINES

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Premium Breakdown	2006	2005	Change	2006	2005	Change

Business Unit
AARP	$589	$550	7%	$595	$560	6%
Other Affinity	25	29	(14%)	27	31	(13%)
Agency	250	232	8%	258	242	7%
Omni	37	53	(30%)	39	56	(30%)

Total	$901	$864	4%	$919	$889	3%

Product Line
Automobile	$690	$672	3%	$686	$674	2%
Homeowners	211	192	10%	233	215	8%

Total	$901	$864	4%	$919	$889	3%

Combined Ratios
Automobile				93.2	89.6
Homeowners				74.5	73.7

Total				88.5	85.8

Policies in force				3,649,079	3,541,673

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Earned Premiums
Earned premiums increased $30, due primarily to earned premium growth in both AARP and Agency and $6 of catastrophe treaty reinstatement premiums recorded during the first quarter of 2005, partially offset by a reduction in Other Affinity and Omni.
•	AARP earned premium grew $35, reflecting an increase in the penetration of the AARP target market and the effect of direct marketing programs to increase premium writings, primarily in auto.

•	Agency earned premium grew $16, as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2004. Dimensions allows Personal Lines to write a broader class of risks.

•	Omni earned premium decreased by $17, because of a strategic decision to limit non-standard writings to fewer geographic areas that better fit with the Company’s marketing plans and resource deployment.
The earned premium growth in AARP and Agency during the first three months of 2006 was primarily due to auto and homeowners’ new business written premium outpacing non-renewals in the last nine months of 2005 and first three months of 2006 and to earned pricing increases in homeowners’ business.
Auto earned premium grew $12, primarily from growth in AARP and Agency, offset by a decline in Omni and Other Affinity auto business. Before considering the decline in Omni and Other Affinity business, auto earned premium grew $33, or 6%. Homeowners’ earned premium grew $18, due to growth in AARP and Agency business. Consistent with the growth in earned premium, the number of policies in force has increased in auto and homeowners from 2,186,702 and 1,354,971, respectively, as of March 31, 2005, to 2,252,977 and 1,396,102, respectively, as of March 31, 2006. The growth in policies in force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.

Auto new business written premium was $109, relatively flat from the prior year period, as an increase in AARP and Agency was offset by a decrease in Omni. Homeowners’ new business written premium was $32, up $6 from the prior year period, primarily due to an increase in Agency new business written premium.
Premium renewal retention of 86% for automobile and 94% for homeowners remained relatively flat to prior year as an increase in retention for AARP homeowners was offset by a decrease in retention for Agency auto and homeowners. Before the effect of changes in written pricing, premium retention for homeowners increased from 89% to 91%. The decrease in premium renewal retention in Agency auto and homeowners is primarily due to the continued shift from 12-month policies to 6-month policies, which have lower retention rates, and to an increase in competition, as a number of competitors have significantly increased their level of advertising in the past year.
Earned pricing for automobile was flat compared to earned pricing increases of 2% in the prior year period. For homeowners’ business, earned pricing increases were 5%, down from 7% in the prior year period. The downward trend in earned pricing during the first three months of 2006 is a reflection of the following written pricing changes from 2005 to 2006:
•	Written pricing for automobile was flat in the last nine months of 2005 and the first three months of 2006.

•	Written pricing for homeowners increased 5% in the last nine months of 2005 and increased 4% in first three months of 2006.
The written pricing declines are reflective of the Company’s response in different states and different auto segments to the current levels of price adequacy. Written pricing for homeowners has increased primarily due to increased insurance to value.

	Three Months Ended
	March 31,
Underwriting Summary	2006	2005	Change

Written premiums	$901	$864	4%
Change in unearned premium reserve	(18)	(25)	28%

Earned premiums	919	889	3%
Benefits, claims and claim adjustment expenses
Current year	589	577	2%
Prior year	14	(11)	NM

Total benefits, claims and claim adjustment expenses	603	566	7%
Amortization of deferred policy acquisition costs	153	143	7%
Insurance operating costs and expenses	57	53	8%

Underwriting results	$106	$127	(17%)

Loss and loss adjustment expense ratio
Current year	64.0	65.0	1.0
Prior year	1.5	(1.2)	(2.7)

Total loss and loss adjustment expense ratio	65.6	63.7	(1.9)
Expense ratio	22.9	22.0	(0.9)

Combined ratio	88.5	85.8	(2.7)
Catastrophe ratio	3.2	2.5	(0.7)

Combined ratio before catastrophes	85.3	83.3	(2.0)
Combined ratio before catastrophes and prior accident year development	84.4	85.0	0.6
Other revenues [1]	$33	$30	10%

[1]	Represents servicing revenue.
Underwriting results and ratios
Underwriting results decreased by $21, with a corresponding 2.7 point increase in the combined ratio to 88.5. The net decrease in underwriting results was principally driven by the following factors:
•	A $30 strengthening of reserves for personal auto liability claims due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits,

•	A $20 reduction in prior accident year reserves for allocated loss adjustment expenses recorded in 2005,

•	A $13 increase in reserves for hurricanes Katrina and Wilma recorded in 2006, and

•	A $5 increase in current accident year catastrophe losses.
Partially offsetting the decrease in underwriting results were the following factors:
•	A $31 reduction in reserves for personal auto liability claims recorded in 2006 related to accident year 2005 as a result of better than expected frequency trends on these claims,

•	A $9 increase in current accident year underwriting results, driven primarily by the effect of earned premium growth at a combined ratio less than 100.0 and a decrease in the combined ratio before catastrophes and prior accident year development of 0.6 points, from 85.0 to 84.4, and

•	An $8 increase in prior accident year catastrophe loss reserves recorded in 2005.

The 0.6 point improvement in the combined ratio before catastrophes and prior accident year development was due primarily to the effect on the 2005 ratio of $6 of catastrophe treaty reinstatement premiums recorded during the first quarter of 2005. Apart from the effect of the reinstatement premiums recorded in the first quarter of 2005, an improvement in non-catastrophe current accident year loss costs was offset by an increase in the expense ratio. Non-catastrophe current accident year loss costs improved as a result of a lower current accident year loss and loss adjustment expense ratio for auto liability claims and earned pricing increases in homeowners, partially offset by the effect of an increase in property claim loss costs. For homeowners’ business, increased claim frequency in AARP and increased claim severity in Agency was partially offset by favorable claim frequency in Agency and favorable claim severity in AARP. Contributing to the increase in the expense ratio was an increase in the amount spent on AARP marketing initiatives to drive new business growth.
Outlook
In 2006, the Personal Lines segment is expected to deliver written premium growth in the mid-single digits, including growth from both AARP and Agency. Within the AARP business, growth is expected through an increase in marketing to AARP members. Within the Agency business, growth is expected through refinement of the Dimensions class plans, expansion of product breadth and an increase in the number of new agency appointments.
Strong underwriting profitability within the past couple of years has intensified the level of competition, putting downward pressure on rates, particularly in auto. For auto, written pricing in the first quarter of 2006 was flat and management expects written pricing for the full year to be flat to slightly negative. For homeowners, management expects written pricing increases in the mid-single digits, consistent with the written pricing increases experienced in the first quarter of 2006. Loss costs in 2006 are expected to increase in the mid-single digits as increasing claim severity is expected to slightly outpace favorable claim frequency. Based on earned pricing and loss cost trends, the Company expects a 2006 combined ratio before catastrophes and prior accident year development in the high 80’s for the 2006 calendar year, comparable to the combined ratio before catastrophes and prior accident year development of 87.2 for the full year 2005.

SPECIALTY COMMERCIAL

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Premium Breakdown	2006	2005	Change	2006	2005	Change

Property	$43	$66	(35%)	$55	$76	(28%)
Casualty	189	242	(22%)	142	214	(34%)
Bond	56	52	8%	57	49	16%
Professional Liability	101	76	33%	97	82	18%
Other	37	41	(10%)	32	44	(27%)

Total	$426	$477	(11%)	$383	$465	(18%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Earned Premiums
Earned premiums for the Specialty Commercial segment decreased by $82, due to decreases in property, casualty and other earned premiums, partially offset by increases in bond and professional liability earned premiums.
•	Property earned premium decreased $21, primarily due to the non-renewal of business in the latter half of 2005 and the first quarter of 2006, a decision to reduce catastrophe loss exposures in certain geographic areas and the fact that market pricing did not increase as much as the Company anticipated leading to less new business. Partially offsetting the decrease in earned premium was the effect of specialty property rate increases, reflecting a hardening of the market after the 2005 hurricanes.
•	Casualty earned premiums decreased by $72, primarily because of the non-renewal of a single captive insurance program, which accounted for earned premium of $82 during the first quarter of 2005, and a decline in new business written premium growth, partially offset by earned pricing increases during the first three months of 2006.
•	Bond earned premium grew $8, due to new business growth in commercial and contract surety business and a decrease in the portion of risks ceded to outside reinsurers.
•	Professional liability earned premium increased $15, primarily due to new business growth, an increase in premium renewal retention and a decrease in the portion of risks ceded to outside reinsurers, partially offset by earned pricing decreases.
•	Within the “other” category, earned premium decreased by $12, in part due to an increase in the allocation of ceded premiums to Specialty Commercial. Under an inter-segment arrangement, beginning in the first quarter of 2006, the Company allocated more of the premiums ceded under the principal property catastrophe reinsurance program to Specialty Commercial and less to Business Insurance and Personal Lines.

	Three Months Ended
	March 31,
Underwriting Summary	2006	2005	Change

Written premiums	$426	$477	(11%)
Change in unearned premium reserve	43	12	NM

Earned premiums	383	465	(18%)
Benefits, claims and claim adjustment expenses
Current year	272	314	(13%)
Prior year	(30)	9	NM

Total benefits, claims and claim adjustment expenses	242	323	(25%)
Amortization of deferred policy acquisition costs	73	69	6%
Insurance operating costs and expenses	21	33	(36%)

Underwriting results	$47	$40	18%

Loss and loss adjustment expense ratio
Current year	70.9	67.1	(3.8)
Prior year	(7.4)	1.9	9.3

Total loss and loss adjustment expense ratio	63.6	69.1	5.5
Expense ratio	23.7	21.9	(1.8)
Policyholder dividend ratio	0.4	0.4	—

Combined ratio	87.7	91.3	3.6
Catastrophe ratio	(7.1)	1.5	8.6

Combined ratio before catastrophes	94.8	89.8	(5.0)
Combined ratio before catastrophes and prior accident year development	94.6	88.0	(6.6)
Other revenues [1]	$90	$82	10%

[1]	Represents servicing revenue.
Underwriting results and ratios
Underwriting results increased $7, with a corresponding 3.6 point decrease in the combined ratio to 87.7. The increase in underwriting results was principally driven by the following factors:
•	$30 of favorable prior accident year loss development in the first quarter of 2006 compared to $9 of unfavorable prior accident year loss development in the first quarter of 2005. The first quarter of 2006 included a $30 reduction in net catastrophe loss reserves related to the 2005 hurricanes, including a $20 reduction in net losses related to hurricane Katrina, despite a $24 increase in the gross loss estimate for hurricane Katrina. The decrease in net catastrophe loss reserves is primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty covering national account business as well as under the Company’s principal property catastrophe reinsurance program. Under the provisions of an inter-segment arrangement, a portion of the recoveries from the Company’s principal property catastrophe reinsurance program related to first quarter 2006 Katrina reserve strengthening were allocated to Specialty Commercial.
•	A $3 decrease in current accident year catastrophe losses.
Partially offsetting the improvement in underwriting results was a $35 decrease in current accident year underwriting results before catastrophes, with a corresponding increase in the combined ratio before catastrophes and prior accident year development of 6.6 points, from 88.0 to 94.6.
The decrease in underwriting results before catastrophes and prior accident year development is primarily due to a $20 decrease in current accident year results before catastrophes for property business and an increase in the allocation to Specialty Commercial of premiums ceded under the Company’s principal property catastrophe reinsurance program. An increase in non-catastrophe property claim frequency and severity and lower earned premium contributed to the reduction in current accident year underwriting results for the property business. The 1.8 point increase in the expense ratio is primarily due to the decrease in property earned premium and a reduction in ceding commissions on professional liability business.
Outlook
Specialty Commercial is comprised of businesses that provide specialized or customized products within niche markets and the Company will grow opportunistically where risks are adequately priced to achieve targeted returns. Management expects Specialty Commercial written premium to decrease in calendar year 2006 as a decrease in casualty written premium is expected to be partially offset by increases in property and professional liability written premium. The growth in property will likely come from written pricing increases, partially offset by higher reinsurance costs, strategic non-renewals and reductions in catastrophe exposed business. The growth in professional liability will likely be driven by new business growth and a decrease in the percentage of risks ceded to reinsurers. Casualty written premiums are expected to decrease significantly due to the non-renewal of a captive insurance program which represented $241 of written premium in 2005.

While management expects property written premium to increase in the latter part of 2006, property written premium for the first quarter of 2006 was down 35% from the first quarter of 2005 as the effect of direct written pricing increases was more than offset by a decline in new business growth and lower renewal retention. Specialty property direct written pricing has been increasing in catastrophe prone areas and management expects rates to continue to increase through the remainder of 2006 as higher reinsurance prices are reflected in market pricing for property business. If written pricing does not increase as expected or if reinsurance costs increase more than anticipated when the treaty covering national account business is renewed July 1, 2006, property written premium for the full calendar year 2006 may not increase as anticipated. Apart from the written pricing increases expected in property, management expects written pricing to decrease in casualty and professional liability and to be relatively flat in bond.
Consistent with the full year 2005, management expects a combined ratio before catastrophes and prior accident year development for calendar year 2006 in the low 90’s. However, the combined ratio before catastrophes and prior accident year development may be higher than the low 90’s if non-catastrophe property loss costs or reinsurance costs increase more than anticipated. In addition, the level of catastrophe losses may have a significant impact on Specialty Commercial’s underwriting results, due to specialty property exposures in catastrophe-prone areas.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended
	March 31,
Operating Summary	2006	2005	Change

Written premiums	$—	$2	(100%)
Change in unearned premium reserve	(1)	(1)	—

Earned premiums	1	3	(67%)
Benefits, claims and claim adjustment expenses
Current year	—	—	—
Prior year	19	28	(32%)

Total benefits, claims and claim adjustment expenses	19	28	(32%)
Insurance operating costs and expenses	3	3	—

Underwriting results	(21)	(28)	25%
Net investment income	66	77	(14%)
Net realized capital gains	—	20	(100%)
Other income (expenses)	1	(1)	NM
Income tax expense	(11)	(19)	(42%)

Net income	$35	$49	(29%)

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
Net income for the three months ended March 31, 2006 decreased $14 compared to the prior year period, driven by the following:
•	A $7 increase in underwriting results, primarily due to a $9 decrease in prior year loss development. Reserve development in the three months ended March 31, 2005 included $12 for assumed reinsurance.
•	An $11 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net claims and claim adjustment expenses paid in 2005 and the three months ended March 31, 2006. Other Operations net investment income includes income earned on the separate portfolios of Heritage Holdings, and its subsidiaries, and on the Hartford Fire invested asset portfolio, which is allocated between Ongoing Operations and Other Operations. The Company attributes capital and invested assets to each segment using an internally developed risk-based capital attribution methodology.
•	A $20 decrease in net realized capital gains, principally due to lower sales of fixed maturity investments.
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
Reserve Activity
Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental, or “all other”. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail liabilities. In addition, within the “all other” category of reserves, Other Operations records its allowance for future reinsurer insolvencies and disputes that might affect reinsurance collectibility associated with asbestos, environmental, and other claims recoverable from reinsurers.
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three months ended March 31, 2006.

Other Operations Claims and Claim Adjustment Expenses

For the Three Months Ended March 31, 2006	Asbestos		Environmental	All Other [1]	Total

Beginning liability – net [2] [3]	$2,291		$360	$2,240	$4,891
Claims and claim adjustment expenses incurred	2		—	17	19
Claims and claim adjustment expenses paid	(69)		(15)	(79)	(163)

Ending liability – net [2] [3]	$2,224	[4]	$345	$2,178	$4,747

[1]	“All Other” also includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental liabilities reported in Ongoing Operations of $8 and $6, respectively, as of March 31, 2006 and $10 and $6, respectively as of December 31, 2005. Total net claim and claim adjustment expenses incurred in Ongoing Operations for the three months ended March 31, 2006 includes $1 related to asbestos and environmental claims. Total net claim and claim adjustment expenses paid in Ongoing Operations for the three months ended March 31, 2006 includes $3 related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $3,665 and $411, respectively, as of March 31, 2006 and $3,845 and $432, respectively, as of December 31, 2005.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $189 and $537, respectively, resulting in a one year net survival ratio of 11.8 and a three year net survival ratio of 4.2 (11.6 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.
As discussed above, a number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2006 of $2.6 billion ($2.2 billion and $345 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.9 billion to $3.0 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2005 Annual Report on Form 10-K. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.
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
The following table sets forth, for the three months ended March 31, 2006, paid and incurred loss activity by the three categories of claims for asbestos and environmental.

Other Operations Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development – Asbestos
and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
For the Three Months Ended March 31, 2006	Loss & LAE	Loss & LAE	Loss & LAE	Loss & LAE

Gross
Direct	$137	$3	$9	$—
Assumed – Domestic	36	—	8	—
London Market	9	—	3	—

Total	182	3	20	—
Ceded	(113)	(1)	(5)	—

Net	$69	$2	$15	$—

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross claim and claim adjustment expenses incurred in Ongoing Operations for the three months ended March 31, 2006 includes $1 related to asbestos and environmental claims. Total gross claim and claim adjustment expenses paid in Ongoing Operations for the three months ended March 31, 2006 includes $3 related to asbestos and environmental claims.
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
The Company expects to perform its regular comprehensive review of Other Operations reinsurance recoverables in the second quarter of 2006. The Company is engaged in pending litigation against certain of its upper-layer reinsurers under its Blanket Casualty Treaty (“BCT”). For discussion of the Company’s BCT litigation and the potential effect on the Company’s net reinsurance recoverables, see Note 7 of Notes to Condensed Consolidated Financial Statements. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance, which are detailed in the “Other Operations (Including Asbestos and Environmental Claims)—Reserve Activity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report on Form 10-K, could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
The Company also expects to perform a review of its assumed reinsurance liabilities in the second quarter of 2006. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the “Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance” and “Other Operations (Including Asbestos and Environmental Claims)” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report on Form 10-K.
INVESTMENTS
General
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the “General” section in The Hartford’s 2005 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections that follow.
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 22% and 24% of the Company’s consolidated revenues for the three months ended March 31, 2006 and 2005, respectively.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 70% and 72% of the fair value of its invested assets as of March 31, 2006 and December 31, 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” in The Hartford’s 2005 Form 10-K Annual Report.
Life
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.
The following table identifies Life’s invested assets by type as of March 31, 2006 and December 31, 2005.

Composition of Invested Assets
	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$50,571	61.7%	$50,812	63.7%
Equity securities, available-for-sale, at fair value	820	1.0%	800	1.0%
Equity securities held for trading, at fair value	26,057	31.8%	24,034	30.1%
Policy loans, at outstanding balance	2,007	2.4%	2,016	2.5%
Mortgage loans, at amortized cost	1,920	2.3%	1,513	1.9%
Limited partnerships, at fair value	491	0.6%	431	0.6%
Other investments	149	0.2%	178	0.2%

Total investments	$82,015	100.0%	$79,784	100.0%

Fixed maturity investments decreased $241, or less than 1%, since December 31, 2005, primarily the result of an increase in interest rates predominantly offset by positive operating cash flows, product sales and, to a lesser extent, credit spread tightening. Equity securities held for trading increased $2.0 billion, or 8%, since December 31, 2005, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product. Mortgage loans increased $407, or 27%, since December 31, 2005, as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.
Investment Results
The following table summarizes Life’s investment results.

	Three Months Ended
	March 31,
(before-tax)	2006	2005

Net investment income – excluding income on policy loans and equity securities held for trading	$733	$693
Equity securities held for trading [1]	454	221
Policy loan income	33	36

Net investment income – total	$1,220	$950
Yield on average invested assets [2]	5.7%	5.6%

Gross gains on sale	$41	$98
Gross losses on sale	(59)	(48)
Impairments	(9)	(1)
Japanese fixed annuity contract hedges, net [3]	(44)	36
Periodic net coupon settlements on credit derivatives/Japan	(14)	(4)
GMWB derivatives, net	(13)	7
Other, net [4]	(28)	4

Net realized capital gains (losses), before-tax	$(126)	$92

[1]	Represents the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding income related to equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
For the three months ended March 31, 2006, net investment income, excluding income on policy loans and equity securities held for trading, increased $40, or 6%, compared to the prior year period. The increase in net investment income was primarily due to income earned on a higher average invested assets base. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as the individual fixed annuity products sold in Japan.
Net investment income on equity securities held for trading for the three months ended March 31, 2006, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product. Net investment income on equity securities held for trading for the three months ended March 31, 2005, was primarily generated by slightly positive performance of the underlying investment funds supporting the Japanese variable annuity product partially offset by foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income as compared to the prior year period is primarily due to the performance of the underlying funds on a higher asset base.
For the three months ended March 31, 2006, the yield on average invested assets remained fairly consistent compared to the prior year period. The average new investment yield during the three months ended March 31, 2006, approximated the yield on average invested assets.
Net realized capital losses were recognized for the three months ended March 31, 2006, compared to net realized capital gains in the prior year period. During the three months ended March 31, 2006, the significant components of net realized capital gains and losses included losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements, net losses on sales of fixed maturity securities as well as losses associated with GMWB derivatives. Also, there were losses in Other, net which primarily relate to changes in market value of non-qualifying derivatives due to changes in interest rates. The circumstances giving rise to the changes in these components are as follows:
•	The Japanese fixed annuity contract hedges, net amount consists of the foreign currency transaction remeasurements associated with the yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital losses result primarily from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital losses in 2006 resulted from rising Japanese interest rates. The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for 2006 is primarily associated with the Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates.
•	The net losses on fixed maturity sales in 2006 were primarily the result of rising interest rates and, to a lesser extent, credit spread widening on certain issuers.
•	The losses associated with the GMWB derivatives were primarily driven by equity market volatility.
Gross gains on sales for the three months ended March 31, 2006, were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reposition the portfolio to shorter-term assets with the expectation of higher future interest rates and a steeper yield curve. The gains on sales were primarily the result of changes in interest rates and credit spreads since the date of purchase.
Gross losses on sales for the three months ended March 31, 2006, were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three months ended March 31, 2005, were primarily within fixed maturities and were concentrated in the CMBS, foreign government and corporate sectors. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign government securities were sold in the first quarter of 2005, primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility of foreign exchange rates. Gains resulted from the depreciation of the U.S. dollar against foreign currencies and credit spread tightening. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold in order to reposition the corporate holdings into higher quality securities.
Gross losses on sales for the three months ended March 31, 2005, were primarily within fixed maturities and were concentrated in foreign and U.S. government securities, corporate securities and CMBS, with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2%, which, under the Company’s impairment policy, was deemed to be depressed only to a minor extent.

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
The following table identifies Property & Casualty’s invested assets by type as of March 31, 2006 and December 31, 2005.

Composition of Invested Assets
	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$24,984	93.8%	$25,330	94.3%
Equity securities, available-for-sale, at fair value	719	2.7%	661	2.5%
Mortgage loans, at amortized cost	225	0.8%	218	0.8%
Limited partnerships, at fair value	283	1.1%	237	0.9%
Other investments	429	1.6%	407	1.5%

Total investments	$26,640	100.0%	$26,853	100.0%

Fixed maturities decreased $346, or 1%, primarily due to an increase in interest rates largely offset by positive operating cash flows and, to a lesser extent, credit spread tightening.
Investment Results
The table below summarizes Property & Casualty’s investment results.

	Three Months Ended
	March 31,
(before-tax)	2006	2005

Net investment income, before-tax	$357	$337
Net investment income, after-tax [1]	$269	$251
Yield on average invested assets, before-tax [2]	5.5%	5.6%
Yield on average invested assets, after-tax [1] [2]	4.1%	4.2%

Gross gains on sale	$50	$62
Gross losses on sale	(47)	(19)
Impairments	(14)	—
Other, net [3]	16	5

Net realized capital gains, before-tax	$5	$48

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program and reverse repurchase agreements.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments and other investment gains.
For the three months ended March 31, 2006, before-tax net investment income increased $20, or 6%, and after-tax net investment income increased $18, or 7%, compared to the prior year period. The increases in net investment income were primarily due to income earned on a higher average invested assets base as well as market value adjustments for the Company’s corporate-owned life insurance offset in part by losses on partnerships. The increase in the average invested assets base, as compared to the prior year period, was primarily due to positive operating cash flows. The partnership losses during the three months ended March 31, 2006, were primarily driven by certain of the Company’s partnerships writing down the value of their underlying investments.
For the three months ended March 31, 2006, the yield on average invested assets remained fairly consistent compared to the prior year period. The average new investment yield during the three months ended March 31, 2006, approximated the yield on average invested assets.
Net realized capital gains for the three months ended March 31, 2006, decreased $43 as compared to the prior year period primarily due to lower net realized gains on fixed maturity securities due to an increase in interest rates as well as the recording of other-than-temporary impairments during the three months ended March 31, 2006.
Gross gains on sales for the three months ended March 31, 2006, were primarily within fixed maturities and were concentrated in the corporate, municipal and foreign government sectors and were the result of decisions to reposition the portfolio to shorter-term assets with the expectation of higher future interest rates and a steeper yield curve. The gains on sales were primarily the result of changes in interest rates and credit spreads since the date of purchase.

Gross losses on sales for the three months ended March 31, 2006, were primarily within fixed maturities and were concentrated in the corporate and MBS sectors with no single security sold at a loss in excess of $4 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three months ended March 31, 2005, were primarily fixed maturities and were predominantly within the foreign government and corporate sectors and were the result of decisions to reposition the portfolio due to changes in foreign currency exchange rates and credit spread tightening in certain sectors. Foreign securities were sold in the first quarter of 2005 primarily to reduce the foreign currency exposure in the portfolio due to the near term volatility in foreign exchange rates. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold to reposition the corporate holdings into higher quality securities.
Gross losses on sales for the three months ended March 31, 2005, were primarily within corporate, MBS and foreign government securities with no single security sold at a loss in excess of $1 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 1%, which under the Company’s current impairment policy, were deemed to be depressed only to a minor extent.
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of March 31, 2006 and December 31, 2005, Corporate held $164 and $298, respectively, of fixed maturity investments.
Other-Than-Temporary Impairments
For the three months ended March 31, 2006, total consolidated other-than-temporary impairments were $23 as compared to $1 for the comparable period in 2005.
During the three months ended March 31, 2006, other-than-temporary impairments were recorded on corporate securities of $18, equity securities of $3 and CMBS of $2. Other-than-temporary impairments were recorded on certain corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 87%. Other-than-temporary impairments recorded on equity securities related to one security that had sustained a significant decline in value that is not expected to recover within a reasonable period of time. Other-than-temporary impairments recorded on CMBS resulted from a decline in future expected cash flows for several securities.
During the three months ended March 31, 2005, other-than-temporary impairments of $1 were recorded on ABS and primarily resulted from a decline in expected cash flows and deterioration of the underlying collateral.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section that follows.
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies. For further discussion, see the Investment Credit Risk section of the MD&A in The Hartford’s 2005 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.

The following table identifies fixed maturity securities by type on a consolidated basis as of March 31, 2006 and December 31, 2005.

Consolidated Fixed Maturities by Type
	March 31, 2006					December 31, 2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$7,900	$60	$(93)	$7,867	10.4%	$7,907	$60	$(89)	$7,878	10.3%
CMBS	13,332	170	(278)	13,224	17.5%	12,930	234	(162)	13,002	17.0%
Collateralized mortgage obligations (“CMOs”)	1,015	3	(15)	1,003	1.3%	993	3	(6)	990	1.3%
Corporate
Basic industry	3,019	68	(72)	3,015	4.0%	3,086	107	(49)	3,144	4.1%
Capital goods	2,284	72	(47)	2,309	3.0%	2,308	103	(28)	2,383	3.1%
Consumer cyclical	2,921	58	(92)	2,887	3.8%	2,910	91	(56)	2,945	3.8%
Consumer non-cyclical	3,253	89	(82)	3,260	4.3%	3,164	139	(37)	3,266	4.3%
Energy	1,658	77	(33)	1,702	2.2%	1,545	118	(12)	1,651	2.2%
Financial services	9,630	255	(155)	9,730	12.9%	9,413	350	(84)	9,679	12.7%
Technology and communications	4,345	168	(106)	4,407	5.8%	4,256	239	(58)	4,437	5.8%
Transportation	872	21	(22)	871	1.2%	850	33	(9)	874	1.1%
Utilities	4,126	134	(108)	4,152	5.5%	4,043	182	(44)	4,181	5.5%
Other	1,698	27	(46)	1,679	2.2%	1,444	33	(19)	1,458	1.9%
Government/Government agencies
Foreign	1,365	79	(15)	1,429	1.9%	1,378	96	(7)	1,467	1.9%
United States	1,024	9	(19)	1,014	1.3%	877	27	(6)	898	1.2%
MBS – agency	3,044	3	(84)	2,963	3.9%	3,914	7	(60)	3,861	5.0%
Municipal
Taxable	1,158	15	(34)	1,139	1.5%	1,155	52	(8)	1,199	1.6%
Tax-exempt	10,423	452	(34)	10,841	14.3%	10,486	549	(16)	11,019	14.4%
Redeemable preferred stock	41	—	—	41	0.1%	44	1	—	45	0.1%
Short-term	2,186	—	—	2,186	2.9%	2,063	—	—	2,063	2.7%

Total fixed maturities	$75,294	$1,760	$(1,335)	$75,719	100.0%	$74,766	$2,424	$(750)	$76,440	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of March 31, 2006, in comparison to December 31, 2005, were primarily impacted by changes in interest rates as well as credit spread movements, asset sales and other-than-temporary impairments. The Company’s fixed maturity gross unrealized gains decreased $664 and gross unrealized losses increased $585 from December 31, 2005 to March 31, 2006, primarily due to an increase in interest rates offset in part by credit spread tightening. Gross unrealized gains and losses as of March 31, 2006, were also reduced by securities sold in a gain or loss position, respectively.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
Investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of MBS. The decrease in MBS, as of March 31, 2006, in comparison to December 31, 2005, is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled and accordingly the dollar-rolled securities are not included in the Consolidated Fixed Maturities by Type table above. Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g., home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of March 31, 2006, 22% of the fixed maturities were invested in private placement securities, including 15% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the March 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 4.75%, a 50 basis point increase from year-end 2005 levels. The FOMC stated that economic growth has rebounded strongly in the current quarter but appears likely to moderate to a more sustainable pace. Some further policy firming may be needed to keep the risks of both growth and inflation roughly in balance. Based upon the most recent economic data, the Company believes the FOMC will increase the federal funds rate to at least 5.00% with additional increases being data dependent. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the

U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
The following table identifies fixed maturities by credit quality on a consolidated basis, as of March 31, 2006 and December 31, 2005. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	March 31, 2006			December 31, 2005
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,030	$4,926	6.5%	$5,720	$5,686	7.4%
AAA	20,042	20,197	26.7%	19,414	19,837	26.0%
AA	10,175	10,299	13.6%	9,901	10,143	13.3%
A	18,276	18,544	24.5%	18,232	18,914	24.7%
BBB	16,592	16,575	21.9%	16,560	16,892	22.1%
BB & below	2,993	2,992	3.9%	2,876	2,905	3.8%
Short-term	2,186	2,186	2.9%	2,063	2,063	2.7%

Total fixed maturities	$75,294	$75,719	100.0%	$74,766	$76,440	100.0%

As of March 31, 2006 and December 31, 2005, 96% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above). As of March 31, 2006 and December 31, 2005, the Company held no issuer of a below investment grade (“BIG”) security with a fair value in excess of 3% and 4%, respectively, of the total fair value for BIG securities.
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of March 31, 2006 and December 31, 2005, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	March 31, 2006			December 31, 2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$15,767	$15,495	$(272)	$17,986	$17,704	$(282)
Greater than three months to six months	13,604	13,072	(532)	5,143	5,013	(130)
Greater than six months to nine months	4,242	4,068	(174)	1,061	1,036	(25)
Greater than nine months to twelve months	726	707	(19)	3,001	2,907	(94)
Greater than twelve months	7,049	6,698	(351)	5,053	4,826	(227)

Total	$41,388	$40,040	$(1,348)	$32,244	$31,486	$(758)

The increase in the unrealized loss amount since December 31, 2005, is primarily the result of an increase in interest rates offset in part by credit spread tightening, asset sales and other-than-temporary impairments. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.
As a percentage of amortized cost, the average security unrealized loss at March 31, 2006 and December 31, 2005, was less than 4% and 3%, respectively. As of March 31, 2006 and December 31, 2005, fixed maturities represented $1,335, or 99%, and $750, or 99%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of March 31, 2006 and December 31, 2005, with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain asset-backed and CMBS subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Other-than-temporary impairments for certain asset-backed and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or CMBS included in the table above, as of March 31, 2006 and December 31, 2005, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded. For further discussion of the other-than-temporary impairments criteria, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” in Note 1 of Notes to Consolidated Financial Statements, both of which are included in The Hartford’s 2005 Form 10-K Annual Report.
The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% and 6%, respectively, of the total unrealized loss amount as of March 31, 2006 and December 31, 2005. The largest single issuer in an unrealized loss position was a certain U.S. government agency that declined in value primarily due to rising interest rates.

The total securities classified as available-for-sale in an unrealized loss position for greater than six months by type as of March 31, 2006 and December 31, 2005, are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	March 31, 2006				December 31, 2005
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$172	$129	$(43)	7.9%	$204	$152	$(52)	15.0%
CDOs	47	44	(3)	0.6%	25	24	(1)	0.3%
Credit card receivables	184	181	(3)	0.6%	162	160	(2)	0.6%
Other ABS	887	865	(22)	4.0%	727	713	(14)	4.0%
CMBS	2,694	2,585	(109)	20.0%	1,961	1,902	(59)	17.1%
Corporate
Basic industry	600	571	(29)	5.3%	501	480	(21)	6.1%
Consumer cyclical	465	435	(30)	5.5%	459	434	(25)	7.2%
Consumer non-cyclical	708	666	(42)	7.7%	418	401	(17)	4.9%
Financial services	1,939	1,878	(61)	11.2%	1,847	1,796	(51)	14.7%
Technology and communications	617	577	(40)	7.4%	481	458	(23)	6.7%
Transportation	162	154	(8)	1.5%	40	39	(1)	0.3%
Utilities	551	520	(31)	5.7%	246	235	(11)	3.2%
Other	849	804	(45)	8.3%	553	526	(27)	7.8%
Other securities	2,142	2,064	(78)	14.3%	1,491	1,449	(42)	12.1%

Total	$12,017	$11,473	$(544)	100.0%	$9,115	$8,769	$(346)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2005, was primarily driven by an increase in interest rates offset in part by credit spread tightening, asset sales and other-than-temporary impairments. With the exception of certain ABS security types, the majority of the securities in an unrealized loss position for six months or more as of March 31, 2006, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were CMBS, corporate fixed maturities primarily within the financial services sector and ABS supported by aircraft lease receivables. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — The unrealized loss position as of March 31, 2006, was primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of March 31, 2006, the Company held approximately 200 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
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
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2006 and December 31, 2005. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31,

2006 and December 31, 2005, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2005 Form 10-K Annual Report.
The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of March 31, 2006 and December 31, 2005.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	March 31, 2006			December 31, 2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$882	$863	$(19)	$686	$657	$(29)
Greater than three months to six months	377	357	(20)	252	242	(10)
Greater than six months to nine months	206	199	(7)	170	165	(5)
Greater than nine months to twelve months	99	94	(5)	89	85	(4)
Greater than twelve months	403	348	(55)	353	309	(44)

Total	$1,967	$1,861	$(106)	$1,550	$1,458	$(92)

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2005 to March 31, 2006, was primarily the result of an increase in interest rates offset in part by credit spread tightening, asset sales and other-than-temporary impairments. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.
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
Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. For further discussion of market risk see the Capital Markets Risk Management section of MD&A in The Hartford’s 2005 Form 10-K Annual Report. There have been no material changes in market risk exposures from December 31, 2005.
Derivative Instruments
The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements, designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, price or foreign currency rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits. For further discussion on The Hartford’s use of derivative instruments, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Life’s Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan and other global markets. The Company’s profitability in its investment products businesses depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans, Institutional and International and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.

Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the U.S. variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.
In addition, prolonged declines in one or more equity markets may also decrease the Company’s expectations of future gross profits in one or more product lines, which are utilized to determine the amount of DAC to be amortized in reporting product profitability in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, which, particularly in the case of U.S. variable annuities, could potentially cause a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. Recently, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2005, the Company introduced a new U.S. living income benefit, which guarantees a steady income stream for the life of the policyholder and a new Japan product which adds greater liquidity and asset allocations with a greater equity component but lower currency exposure. The Company expects to make further changes in its U.S. living benefit offerings in 2006. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
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
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $163, as of March 31, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.

The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2006 is $5.9 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $1.1 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $59 as of March 31, 2006. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.
The Company’s net amount at risk related to the guaranteed death and income benefits offered in Japan was $12 as of March 31, 2006. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. During 2005, the Company received regulatory approval and consummated a transaction to reinsure guaranteed minimum income benefit risk associated with the sale of variable annuities in Japan to Hartford Life and Annuity Insurance Company, a U.S. subsidiary.
The majority of the Company’s recent U.S. variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and has been ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all U.S. GMWB riders sold since that date are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a $13 loss and $7 gain before deferred policy acquisition costs and tax effects for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $47.9 billion and $218, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of March 31, 2006 and December 31, 2005, the notional value related to this strategy was $1.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $5 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income.
The Company continually seeks to improve its equity risk management strategies. The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB and GMIB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on GAAP net income, statutory capital volatility and other metrics. Utilizing this and future analysis, the Company expects to evolve its risk management strategies over time, modifying its reinsurance, hedging and product design strategies to optimally mitigate its aggregate exposures to market-driven changes in GAAP equity, statutory capital and other economic metrics. Because these strategies could target an optimal reduction of a combination of exposures rather than targeting a single one, it is possible that volatility of GAAP net income would increase, particularly if the Company places an increased relative weight on protection of statutory surplus in future strategies.
Interest Rate Risk
The Hartford’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in The Hartford’s 2005 Form 10-K Annual Report.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Liquidity Requirements
The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands. However, if an unanticipated demand was placed on the Company it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period, including those related to its Life and Property & Casualty insurance, refer to “Capital Resources & Liquidity - Off-Balance Sheet and Aggregate Contractual Obligations” section of the MD&A included in The Hartford’s 2005 Form 10-K Annual Report.
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
Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. The Company’s insurance subsidiaries are permitted to pay up to a maximum of approximately $1.9 billion in dividends to HFSG in 2006 without prior approval from the applicable insurance commissioner. However, through August 31, 2006 HLA, comprising $667 of the $1.9 billion, will need prior approval from the insurance commissioner to pay dividends. Through April 25, 2006, HFSG and HLI received a combined total of $408 from their insurance subsidiaries.
The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet any liquidity needs. For a discussion of the Company’s investment objectives and strategies, see the “Investments” and “Capital Markets Risk Management” sections above.

Sources of Capital
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of March 31, 2006, the Company had $2.4 billion remaining on its shelf.
On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of March 31, 2006, HLI had $1.0 billion remaining on its shelf.
Commercial Paper and Revolving Credit Facilities
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	March 31,	December 31,	March 31,	December 31,
Description	Date	Date	2006	2005	2006	2005

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$472	$471
HLI	2/7/97	N/A	250	250	—	—

Total commercial paper			2,250	2,250	472	471
Revolving Credit Facility 5-year revolving credit facility	9/7/05	9/7/10	1,600	1,600	—	—

Total revolving credit facility			1,600	1,600	—	—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,850	$3,850	$472	$471

The revolving credit facility provides for up to $1.6 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $250 is available to support borrowing by HLI alone, and up to $100 is available to support letters of credit issued on behalf of The Hartford, HLI or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of March 31, 2006 and December 31, 2005, the Company was in compliance with all such covenants.
As of March 31, 2006, the Company’s Japanese operation has a ¥5.0 billion, approximately $42, line of credit with a Japanese bank with no outstanding borrowings under this facility.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2005 Annual Report on Form 10-K.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. The Company’s 2006 required minimum funding contribution is expected to be immaterial.

Capitalization
The capital structure of The Hartford as of March 31, 2006 and December 31, 2005 consisted of debt and equity, summarized as follows:

	March 31,	December 31,
	2006	2005	Change

Short-term debt (includes current maturities of long-term debt)	$721	$719	—
Long-term debt [1]	4,045	4,048	—

Total debt	$4,766	$4,767	—

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$15,867	$15,235	4%
AOCI	(457)	90	NM

Total stockholders’ equity	$15,410	$15,325	1%

Total capitalization including AOCI	$20,176	$20,092	—

Debt to equity	31%	31%
Debt to capitalization	24%	24%

[1]	Includes junior subordinated debentures of $688 and $691 and debt associated with equity units of $1,020 and $1,020 as of March 31, 2006 and December 31, 2005, respectively.
The Hartford’s total capitalization as of March 31, 2006 increased by $84 as compared with December 31, 2005. This increase was primarily due to net income of $728 offset by unrealized losses on fixed maturities of $475 and stockholder dividends of $121.
Debt
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2005 Form 10-K Annual Report.
Stockholders’ Equity
Dividends — On February 16, 2006, The Hartford’s Board of Directors declared a quarterly dividend of $0.40 per share payable on April 3, 2006 to shareholders of record as of March 1, 2006.
AOCI - AOCI decreased by $547 as of March 31, 2006 compared with December 31, 2005. The decrease in AOCI is primarily a result of unrealized losses on securities of $475 as well as losses on hedging instruments of $88. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2005 Form 10-K Annual Report.
Cash Flow

	Three Months Ended March 31,
	2006	2005

Net cash provided by operating activities	$1,368	$666
Net cash provided by (used for) investing activities	$(1,246)	$(947)
Net cash provided by (used for) financing activities	$(16)	$567
Cash – end of period	$1,394	$1,439

The increase in cash from operating activities was primarily the result of increases in earned premiums and fee income and a tax refund in 2006 compared to a tax payment in the prior year period. Cash from financing activities decreased primarily due to lower net receipts from investment and universal life-type contracts and reduced proceeds from issuance of shares under incentive and stock compensation plans. Net cash from operating and financing activities accounted for the majority of cash used for investing activities.
Operating cash flows for the three months ended March 31, 2006 and 2005 have been adequate to meet liquidity requirements.
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

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 25, 2006.

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	March 31, 2006	December 31, 2005

Life Operations	$4,426	$4,364
Japan Life Operations [1]	1,115	1,017
Property & Casualty Operations	7,286	6,981

Total	$12,827	$12,362

[1]	Japan Life Operation was valued in accordance with prescribed statutory accounting practices.
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
Federal Terrorism Risk Insurance
For a discussion of terrorism reinsurance legislation and how it affects The Hartford, please see the “Capital Resources and Liquidity – Terrorism Risk Insurance Act of 2002” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in The Hartford’s 2005 Annual Report on Form 10-K.
Legislative Initiatives
On May 26, 2005, the Senate Judiciary Committee approved legislation that provides for the creation of a Federal asbestos trust fund in place of the current tort system for determining asbestos liabilities. On February 6, 2006, the Senate began consideration of S. 852,

“The Fairness in Asbestos Injury Resolution Act of 2005”. However, the proponents were unable to secure the sixty votes necessary to overcome a procedural budget objection. The prospects for enactment and the ultimate details of any legislation creating a Federal asbestos trust fund remain uncertain. Depending on the provisions of any legislation which is ultimately enacted, the legislation may have a material adverse effect on the Company.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2006.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; improper fee arrangements in connection with mutual funds; and unfair settlement practices in connection with the settlement of asbestos claims. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

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
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On February 15, 2006, the Company filed a new petition for rehearing and rehearing en banc, and on April 20, 2006, the Court of Appeals denied the petition. On remand, the Company will have an opportunity to present evidence that its conduct was not willful. If the Company is found not to have acted willfully, statutory penalties will not be available, and the plaintiff will have to prove actual damages.
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
In April 2005, the Superior Court phased the proceedings, providing for a trial of the MacArthur billing first, in April 2006, with other billings to follow in subsequent trial settings. In September 2005, the London Market reinsurer defendants moved for summary judgment on the MacArthur-related claims. After briefing and oral argument, the Superior Court issued a decision on December 13, 2005, granting the defendants’ motion. The Company has noticed an appeal to the Connecticut Appellate Court; the appeal has since been transferred to the Connecticut Supreme Court. The Company intends to prosecute its appeal vigorously.
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has recorded gross reinsurance recoveries of asbestos and pollution losses under the BCT of $586. The Company has considered the risk of non-collection of these recoveries in its allowance of $342 as of March 31, 2006 for all uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment. If the Company ultimately is unable to collect asbestos and pollution recoveries under the BCT, an adjustment to decrease the Company’s net reinsurance recoverables would be required in an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Asbestos and Environmental Claims – As discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Other Operations (Including Asbestos and Environmental Claims)”, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
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
We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of our insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, two insurance companies have recently agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
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
We are involved in legal actions which do not arise in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; improper fee arrangements in connection with mutual funds; and unfair settlement practices in connection with the settlement of asbestos claims. We are also involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
As a property and casualty insurer, the premium rates we are able to charge and the profits we are able to obtain are affected by the actions of state insurance departments that regulate our business, the cyclical nature of the business in which we compete and our ability to adequately price the risks we underwrite, which may have a material adverse effect on our consolidated results of operations in a particular quarterly or annual period or periods.
Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, our response to rate actions taken by competitors, and expectations about regulatory and legal developments and expense levels. We seek to price our property and casualty insurance policies such that insurance premiums and future net investment income earned on premiums received will provide for an acceptable profit in excess of underwriting expenses and the cost of paying claims.
State insurance departments that regulate us often propose premium rate changes for the benefit of the consumer at the expense of the insurer, and may not allow us to reach targeted levels of profitability. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans, or to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to an unacceptable returns on equity. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our consolidated results of operations in a particular quarterly or annual period or periods.
Additionally, the property and casualty insurance market is historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards and relatively high premium rates. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or when the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. In a number of product lines and states, we are currently experiencing premium rate reductions. In these product lines and states, there is a risk that the premium we charge may ultimately prove to be inadequate as reported losses emerge. Even in a period of rate increases, there is a risk that regulatory constraints, price competition or incorrect pricing assumptions could prevent us from achieving targeted returns. Inadequate pricing could have a material adverse effect on our consolidated results of operations in a particular quarterly or annual period or periods.
If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or other unanticipated events, our ability to conduct business may be compromised, which may have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.
We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain affiliated third parties, to access these systems to perform necessary business functions, such as providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, and providing customer support. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems. This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2006:

		Total Number		Total Number of Shares	Maximum Number of Shares that
		of Shares	Average Price	Purchased as Part of Publicly	May Yet Be Purchased Under
Period		Purchased	Paid Per Share	Announced Plans or Programs	the Plans or Programs

January 2006	[1]	—	$—	N/A	N/A
February 2006	[1]	1,306	$87.77	N/A	N/A
March 2006	[1]	39,392	$82.30	N/A	N/A

Total		40,698	$82.47	N/A	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
See Exhibit Index on page 84.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

/s/ Robert J. Price
Robert J. Price
Senior Vice President and Controller
(chief accounting officer and duly authorized signatory)
April 27, 2006

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2006 FORM 10-Q
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