Form 10-Q
period 2006-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2006-07-27
CIK 874766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 21, 2006, there were outstanding 304,247,109 shares of Common Stock, $0.01 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and changes in stockholders’ equity, and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 26, 2006

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2006	2005	2006	2005

	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,688	$3,625	$7,527	$7,131
Fee income	1,159	963	2,280	1,915
Net investment income
Securities available-for-sale and other	1,158	1,067	2,285	2,139
Equity securities held for trading	(970)	303	(516)	524

Total net investment income	188	1,370	1,769	2,663
Other revenues	115	116	238	228
Net realized capital gains (losses)	(179)	(10)	(300)	129

Total revenues	4,971	6,064	11,514	12,066

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	2,471	3,446	6,250	6,801
Amortization of deferred policy acquisition costs and present value of future profits	829	773	1,646	1,556
Insurance operating costs and expenses	799	800	1,526	1,515
Interest expense	71	64	137	127
Other expenses	196	154	366	326

Total benefits, claims and expenses	4,366	5,237	9,925	10,325

Income before income taxes	605	827	1,589	1,741

Income tax expense	129	225	385	473

Net income	$476	$602	$1,204	$1,268

Basic earnings per share
Net income	$1.57	$2.03	$3.98	$4.28

Diluted earnings per share
Net income	$1.52	$1.98	$3.86	$4.19

Weighted average common shares outstanding	303.3	297.1	302.8	296.0
Weighted average common shares outstanding and dilutive potential common shares	312.3	303.9	311.6	302.6

Cash dividends declared per share	$0.40	$0.29	$0.80	$0.58

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share data)	2006	2005

	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $76,317 and $74,766)	$76,054	$76,440
Equity securities, held for trading, at fair value (cost of $23,062 and $19,570)	26,916	24,034
Equity securities, available-for-sale, at fair value (cost of $1,441 and $1,330)	1,568	1,461
Policy loans, at outstanding balance	2,110	2,016
Mortgage loans on real estate	2,555	1,731
Other investments	1,628	1,253

Total investments	110,831	106,935
Cash	1,081	1,273
Premiums receivable and agents’ balances	3,708	3,734
Reinsurance recoverables	5,270	6,360
Deferred policy acquisition costs and present value of future profits	10,539	9,702
Deferred income taxes	1,123	675
Goodwill	1,720	1,720
Property and equipment, net	717	683
Other assets	3,426	3,600
Separate account assets	156,523	150,875

Total assets	$294,938	$285,557

Liabilities
Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$21,770	$22,266
Life	13,454	12,987
Other policyholder funds and benefits payable	67,767	64,452
Unearned premiums	5,660	5,566
Short-term debt	1,384	719
Long-term debt	3,380	4,048
Other liabilities	9,617	9,319
Separate account liabilities	156,523	150,875

Total liabilities	$279,555	$270,232

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock — 750,000,000 shares authorized, 307,212,697 and 305,188,238 shares issued, $0.01 par value	3	3
Additional paid-in capital	5,183	5,067
Retained earnings	11,167	10,207
Treasury stock, at cost 3,081,496 and 3,035,916 shares	(46)	(42)
Accumulated other comprehensive income (loss), net of tax	(924)	90

Total stockholders’ equity	15,383	15,325

Total liabilities and stockholders’ equity	$294,938	$285,557

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended
	June 30,
(In millions, except for share data)	2006	2005

	(Unaudited)
Common Stock/Additional Paid-in Capital
Balance at beginning of period	$5,070	$4,570
Issuance of shares under incentive and stock compensation plans and other	89	239
Tax benefit on employee stock options and awards	27	24

Balance at end of period	5,186	4,833

Retained Earnings
Balance at beginning of period	10,207	8,283
Net income	1,204	1,268
Dividends declared on common stock	(244)	(172)

Balance at end of period	11,167	9,379

Treasury Stock, at Cost
Balance at beginning of period	(42)	(40)
Return of shares to treasury stock under incentive and stock compensation plans	(4)	(1)

Balance at end of period	(46)	(41)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	90	1,425
Change in net unrealized gain/loss on securities	(884)	(134)
Change in net gain/loss on cash-flow hedging instruments	(199)	195
Change in foreign currency translation adjustments	69	(67)

Total other comprehensive loss	(1,014)	(6)

Balance at end of period	(924)	1,419

Total stockholders’ equity	$15,383	$15,590

Outstanding Shares (in thousands)
Balance at beginning of period	302,152	294,208
Issuance of shares under incentive and stock compensation plans and other	2,025	4,562
Return of shares to treasury stock under incentive and stock compensation plans	(46)	(26)

Balance at end of period	304,131	298,744

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

	(Unaudited)		(Unaudited)
Comprehensive Income
Net income	$476	$602	$1,204	$1,268

Other Comprehensive Income (Loss)
Change in net unrealized gain/loss on securities	(409)	552	(884)	(134)
Change in net gain/loss on cash-flow hedging instruments	(111)	226	(199)	195
Change in foreign currency translation adjustments	53	(49)	69	(67)

Total other comprehensive income (loss)	(467)	729	(1,014)	(6)

Total comprehensive income	$9	$1,331	$190	$1,262

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2006	2005

	(Unaudited)
Operating Activities
Net income	$1,204	$1,268
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,646	1,556
Additions to deferred policy acquisition costs and present value of future profits	(2,062)	(2,067)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	108	218
Reinsurance recoverables	1,092	265
Receivables	(35)	(50)
Payables and accruals	(470)	(382)
Accrued and deferred income taxes	211	303
Net realized capital (gains) losses	300	(129)
Net increase in equity securities, held for trading	(2,072)	(5,527)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	1,966	5,568
Depreciation and amortization	318	212
Other, net	318	194

Net cash provided by operating activities	2,524	1,429

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	16,165	20,837
Equity securities, available-for-sale	118	12
Mortgage loans	186	225
Partnerships	94	44
Payments for the purchase of:
Fixed maturities, available-for-sale	(17,913)	(22,513)
Equity securities, available-for-sale	(299)	(482)
Mortgage loans	(1,008)	(392)
Partnerships	(500)	(132)
Change in policy loans, net	(94)	522
Change in payables for collateral under securities lending, net	408	(31)
Change in all other securities, net	(481)	127
Additions to property and equipment, net	(65)	(116)

Net cash used for investing activities	(3,389)	(1,899)

Financing Activities
Repayment/maturity of long-term debt	(515)	(250)
Issuance of short-term debt	515	—
Net receipts from investment and universal life-type contracts	731	584
Excess tax benefits on stock-based compensation	27	—
Dividends paid	(212)	(172)
Return of shares under incentive and stock compensation plans	(4)	(1)
Proceeds from issuance of shares under incentive and stock compensation plans, net	75	213

Net cash provided by financing activities	617	374

Foreign exchange rate effect on cash	56	(25)

Net decrease in cash	(192)	(121)
Cash — beginning of period	1,273	1,148

Cash — end of period	$1,081	$1,027

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:
Income taxes	$28	$211
Interest	$136	$125
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
The accompanying condensed consolidated financial statements and notes as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2005 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
Reclassifications
Certain reclassifications have been made to prior period financial information, including segment disclosures, to conform to the current period presentation.
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
Income Taxes
The effective tax rate for the three months ended June 30, 2006 and 2005 was 21% and 27%, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 24% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends- received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD was updated in the second quarter based on the most recent data and will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from The Hartford’s variable insurance

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1 .Basis of Presentation and Accounting Policies (continued)
products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.
Based on current projections, it is management’s intent that the undistributed earnings of Hartford Life, K.K. will be repatriated to the U.S. in the future. Therefore, the Company no longer meets the indefinite reversal criteria of APB Opinion No. 23 with respect to Hartford Life, K.K. As a result of this change, the Company has recorded a tax benefit of $2 due to the expected utilization of foreign tax credits from Hartford Life, K.K.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company distributed the entire balance in the second quarter of 2006 thereby permanently eliminating the potential tax of $31.
Adoption of New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and therefore prior period amounts have not been restated. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123R.
Future Adoption of New Accounting Standards
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes , an interpretation of FASB Statement No. 109” (“FIN 48”), dated June, 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$476	303.3	$1.57	$1,204	302.8	$3.98
Diluted Earnings per Share
Stock compensation plans	—	3.0			3.0
Equity units	—	6.0			5.8

Net income available to common shareholders plus assumed conversions	$476	312.3	$1.52	$1,204	311.6	$3.86

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$602	297.1	$2.03	$1,268	296.0	$4.28
Diluted Earnings per Share
Stock compensation plans	—	3.1		—	3.1
Equity units	—	3.7		—	3.5

Net income available to common shareholders plus assumed conversions	$602	303.9	$1.98	$1,268	302.6	$4.19

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
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
The positive (negative) impact, on realized gains and losses in the segments, for allocated interest-rate-related realized gains and losses and the credit-risk charges were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Retail
Realized gains (losses)	$8	$9	$17	$18
Credit risk charge	(7)	(6)	(13)	(13)
Retirement Plans
Realized gains (losses)	2	1	5	3
Credit risk charge	(2)	(2)	(4)	(4)
Institutional
Realized gains (losses)	4	3	8	6
Credit risk charge	(5)	(4)	(11)	(9)
Individual Life
Realized gains (losses)	2	3	5	6
Credit risk charge	(1)	(1)	(3)	(3)
Group Benefits
Realized gains (losses)	1	3	2	5
Credit risk charge	(3)	(3)	(5)	(5)
International
Realized gains (losses)	—	—	—	—
Credit risk charge	—	—	(1)	—
Other
Realized gains (losses)	(17)	(19)	(37)	(38)
Credit risk charge	18	16	37	34

Total	$—	$—	$—	$—

Property & Casualty
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended June 30, 2006 and 2005, AARP accounted for earned premiums of $612 and $579, respectively, in Personal Lines. For the six months ended June 30, 2006 and 2005, AARP accounted for earned premiums of $1,207 and $1,139, respectively, in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Business Insurance and Personal Lines for certain losses, including, among other coverages, losses incurred from uncollectible reinsurance. In addition, through a co-participation, the Company retains a portion of the risks ceded under the Company’s principal catastrophe reinsurance program and other reinsurance programs. The financial results of this co-participation are recorded in the Specialty Commercial segment. In addition to the co-participation, the amount of premiums ceded to third party reinsurers under these programs are allocated to the operating segments based on the risks written by each operating segment that are subject to the programs.
Earned premiums assumed (ceded) under the inter-segment arrangements and co-participations were as follows:

	Three Months Ended		Six Months Ended
Net assumed (ceded) earned premiums under inter-	June 30,		June 30,
segment arrangements and co-participations	2006	2005	2006	2005

Business Insurance	$(20)	$(18)	$(40)	$(38)
Personal Lines	(5)	(6)	(12)	(12)
Specialty Commercial	25	24	52	50

Total	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2006	2005	2006	2005

Life
Retail	$867	$799	$1,717	$1,589
Retirement Plans	131	117	268	230
Institutional	367	340	885	639
Individual Life	275	259	546	521
Group Benefits	1,129	1,048	2,261	2,094
International	184	111	364	215
Other	(75)	57	(132)	213

Total Life segment revenues	2,878	2,731	5,909	5,501
Net investment income on equity securities held for trading [1]	(970)	303	(516)	524

Total Life [2]	1,908	3,034	5,393	6,025

Property & Casualty
Ongoing Operations
Earned premiums
Business Insurance	1,268	1,197	2,531	2,347
Personal Lines	939	914	1,858	1,803
Specialty Commercial	399	468	782	933

Total Ongoing Operations earned premiums	2,606	2,579	5,171	5,083
Other Operations earned premiums	1	(1)	2	2
Other revenues [3]	114	115	237	227
Net investment income	365	328	722	665
Net realized capital gains (losses)	(29)	—	(24)	48

Total Property & Casualty	3,057	3,021	6,108	6,025

Corporate	6	9	13	16

Total revenues	$4,971	$6,064	$11,514	$12,066

[1]	Management does not include dividend income and mark-to-market effects of trading securities supporting the international variable annuity business in its segment revenues since corresponding amounts credited to policyholders are included within benefits, claims and claim adjustment expenses.

[2]	Amounts include net realized capital losses of $150 and $9 for the three months ended June 30, 2006 and 2005, respectively. Amounts include net realized capital losses of $276 and net realized capital gains of $83 for the six months ended June 30, 2006 and 2005, respectively.

[3]	Represents servicing revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
3. Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income (Loss)	2006	2005	2006	2005

Life
Retail	$166	$127	$342	$275
Retirement Plans	22	17	43	34
Institutional	29	21	51	42
Individual Life	48	39	93	78
Group Benefits	74	64	142	123
International	52	21	98	35
Other	(83)	(13)	(115)	(20)

Total Life	308	276	654	567

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	197	141	331	259
Personal Lines	126	188	232	315
Specialty Commercial	(43)	5	4	45

Total Ongoing Operations underwriting results	280	334	567	619
Net servicing and other income [1]	12	15	30	28
Net investment income	296	258	587	518
Other expenses	(75)	(37)	(128)	(96)
Net realized capital gains (losses)	(31)	(6)	(26)	22
Income tax expense	(142)	(176)	(301)	(335)

Ongoing Operations	340	388	729	756
Other Operations	(124)	(19)	(89)	30

Total Property & Casualty	216	369	640	786

Corporate	(48)	(43)	(90)	(85)

Net income	$476	$602	$1,204	$1,268

[1]	Net of expenses related to service business.
4. Investments and Derivative Instruments

	June 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$8,039	$65	$(96)	$8,008	$7,907	$60	$(89)	$7,878
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,115	3	(19)	1,099	860	3	(6)	857
Non-agency backed	130	—	(2)	128	133	—	—	133
Commercial mortgage-backed securities (“CMBS”)
Agency backed	71	—	(3)	68	70	1	—	71
Non-agency backed	13,741	137	(358)	13,520	12,860	233	(162)	12,931
Corporate	33,934	848	(954)	33,828	33,019	1,395	(396)	34,018
Government/Government agencies
Foreign	1,210	54	(24)	1,240	1,378	96	(7)	1,467
United States	1,598	9	(24)	1,583	877	27	(6)	898
Mortgage-backed securities (“MBS”)	2,958	3	(112)	2,849	3,914	7	(60)	3,861
States, municipalities and political subdivisions	11,487	356	(146)	11,697	11,641	601	(24)	12,218
Redeemable preferred stock	38	—	—	38	44	1	—	45
Short-term	1,996	—	—	1,996	2,063	—	—	2,063

Total fixed maturities	$76,317	$1,475	$(1,738)	$76,054	$74,766	$2,424	$(750)	$76,440

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
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	June 30, 2006		December 31, 2005
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$205	$—	$181	$—
Reinsurance recoverables	—	27	—	17
Other policyholder funds and benefits payable	66	—	8	—
Other liabilities	—	756	—	450

Total	$271	$783	$189	$467

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2006 and December 31, 2005. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2006		December 31, 2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$7,493	$(538)	$7,511	$(260)
Fair value hedge	2,975	44	2,476	(12)
Other investment and risk management activities	64,212	(18)	55,741	(6)

Total	$74,680	$(512)	$65,728	$(278)

The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and additional options purchased to hedge the GMWB, as well as an increase in interest rate swap derivatives used to assist in the matching of duration between assets and liabilities. The decrease in net fair value of derivative instruments since December 31, 2005, was primarily related to interest rate swaps and the Japanese fixed annuity hedging instruments resulting primarily from rising interest rates as well as derivatives hedging foreign bonds as a result of the weakening of the U.S. dollar in comparison to foreign currencies, partially offset by additional options purchased associated with GMWB. For further discussion on the GMWB product, which is accounted for as an embedded derivative, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended March 31, 2006, the Company terminated an interest rate swap and an interest rate cap that were used to hedge the Company’s $500 fixed rate debt which is callable in October 2006. The positions were terminated due to expected near term interest rate increases. Additionally, during the three months ended June 30, 2006, interest rate swaps and the respective hedged fixed rate debt of $250 matured. The notional and fair value of the contracts terminated during the six months ended June 30, 2006, were $1.3 billion and $(11), respectively.
For the three and six months ended June 30, 2006, after-tax net losses representing the total ineffectiveness of all cash flow hedges were $(5) and $(10) , respectively. For the three and six months ended June 30, 2005, after-tax net losses representing the total ineffectiveness of all cash flow hedges were $(2) and $(4), respectively. For the three and six months ended June 30, 2006 and 2005, after-tax net gains representing the total ineffectiveness of all fair value hedges were less than $1. For the three and six months ended June 30, 2006 and 2005, there were no after-tax net gains and losses representing the total ineffectiveness of net investment hedges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three months ended June 30, 2006 and 2005, the Company recognized an after-tax net loss of $(20) and $(56), respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. For the six months ended June 30, 2006 and 2005, the Company recognized an after-tax net loss of $(82) and $(45), respectively. Lower net realized capital losses were recognized for the three months ended June 30, 2006, compared to the respective prior year period, primarily due to period over period gains associated with the Japanese fixed annuity contract hedges, partially offset by period over period losses associated with GMWB related derivatives. Greater net realized capital losses were recognized for the six months ended June 30, 2006, compared to the respective prior year period, primarily due to period over period losses associated with GMWB related derivatives and non-qualifying currency and interest rate derivatives, partially offset by period over period gains associated with the Japanese fixed annuity contract hedges.
As of June 30, 2006, the after-tax deferred net losses on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(4). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and six months ended June 30, 2006 and 2005, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2006	2005

Balance, January 1	$8,568	$7,438
Capitalization	979	1,053
Amortization — Deferred policy acquisition costs and present value of future profits	(605)	(566)
Adjustments to unrealized gains and losses on securities available-for-sale and other	377	(8)
Effect of currency translation adjustment	44	(74)

Balance, June 30	$9,363	$7,843

Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2006	2005

Balance, January 1	$1,134	$1,071
Capitalization	1,083	1,014
Amortization — Deferred Policy Acquisition Costs	(1,041)	(990)

Balance, June 30	$1,176	$1,095

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Effective April 1, 2006, the Company began reinsuring certain of its death benefit guarantees associated with the inforce block of variable annuity products offered in Japan. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefits (“GMIB”) liability balance sold with annuity products are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

	U.S. GMDB [1]	Japan GMDB/GMIB [1]

Liability balance as of January 1, 2006	$158	$50
Incurred	62	17
Paid	(55)	(1)
Currency translation adjustment	—	2

Liability balance as of June 30, 2006	$165	$68

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $35 as of June 30, 2006. The reinsurance recoverable asset related to the Japan GMDB was $2 as of June 30, 2006.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	67	14
Paid	(78)	—

Currency translation adjustment	—	(3)

Liability balance as June 30, 2005	$163	$39

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $48 as of June 30, 2005.
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Reserve for Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claim Adjustment Expenses on the Company’s statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2006:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

	Account	Net Amount	Retained Net Amount	Weighted Average Attained
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Age of Annuitant

MAV only	$53,559	$4,880	$583	64
With 5% rollup [2]	3,814	490	98	63
With Earnings Protection Benefit Rider (EPB) [3]	5,314	333	59	61
With 5% rollup & EPB	1,379	132	24	62

Total MAV	64,066	5,835	764
Asset Protection Benefit (APB) [4]	31,244	167	92	61
Lifetime Income Benefit (LIB) [5]	1,682	2	2	59
Reset [6] (5-7 years)	6,863	382	382	65
Return of Premium [7]/Other	9,331	36	35	49

Subtotal U.S. Guaranteed Minimum Death Benefits	113,186	6,422	1,275	62
Japan Guaranteed Minimum Death and Income Benefit [8]	27,323	249	180	66

Total at June 30, 2006	$140,509	$6,671	$1,455

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) death benefit and income benefits include and a guarantee to return initial investment, which is adjusted for earnings liquidity or a maximum annual withdrawal of 3% of premiums, depending on the product, through a fixed annuity after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $18.6 billion and $15.2 billion as of June 30, 2006 and December 31, 2005, respectively.
The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company added a feature in the fourth quarter of 2005, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.
As of June 30, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $66 and $8, respectively. For the six months ended June 30, 2006 and 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain(loss) was $95 and $(44), respectively. For the three months ended June 30, 2006 and June 30, 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain(loss) was $11 and $(63), respectively. There were no benefit payments made for the GMWB during 2006 or 2005.
As of June 30, 2006 and December 31, 2005, $30.5 billion, or 74%, and $26.4 billion, or 69%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures and swaps, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of June 30, 2006 and December 31, 2005 was $34.9 billion and $31.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of June 30, 2006 and December 31, 2005, was $38 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB or a period certain plus life contingent annuity. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $38.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Commitments and Contingencies (continued)
structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos and in a putative class action filed in West Virginia state court by asbestos plaintiffs alleging that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that the Company and the four named individual defendants, as control persons of the Company, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and on July 13, 2006, the district court granted the Company’s motion to dismiss this case.
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
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints and motions for class certification are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Commitments and Contingencies (continued)
Fair Credit Reporting Act Putative Class Action — In October 2001, a complaint was filed in the United States District Court for the District of Oregon, on behalf of a putative class of homeowners and automobile policyholders from 1999 to the present, alleging that the Company willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. In July 2003, the district court granted summary judgment for the Company, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance.
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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On February 15, 2006, the Company filed a new petition for rehearing and rehearing en banc, and on April 20, 2006, the Court of Appeals denied the petition. On July 19, 2006, the Company filed a petition for a writ of certiorari in the United States Supreme Court.
On July 25, 2006, the parties entered into a memorandum of understanding setting forth the essential terms of a class settlement in this action. The settlement is subject to certain contingencies, including preliminary and final approval by the district court. If the settlement is completed, management expects that the Company’s ultimate obligations under the settlement agreement, after consideration of provisions made for this matter, will not have a material adverse effect on the Company’s consolidated results of operations or cash flows in any particular quarterly or annual period.
Blanket Casualty Treaty Litigation — The Company is engaged in pending litigation in Connecticut Superior Court against certain of its upper-layer reinsurers under its Blanket Casualty Treaty (“BCT”). The BCT is a multi-layered reinsurance program providing excess-of-loss coverage in various amounts from the 1930s through the 1980s. The upper layers were first placed in 1950, predominantly with London Market reinsurers, including Lloyd’s syndicates reinsured by Equitas. The action seeks, among other relief, damages for the reinsurer defendants’ failure to pay certain billings for asbestos and pollution claims.
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
On June 15, 2006, the Company announced an agreement with Equitas and all Lloyd’s syndicates reinsured by Equitas (collectively, “Equitas”) that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, including the Company’s reinsurance recoveries from Equitas under the BCT. Those recoveries consist predominantly of asbestos and pollution losses, including the billing for the MacArthur settlement. The pending litigation and appeal continue with the other upper-layer reinsurers under the BCT.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Commitments and Contingencies (continued)
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect from the nonsettling reinsurers not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has recorded gross reinsurance recoveries of asbestos and pollution losses under the BCT of $188 as of June 30, 2006. The Company has considered the risk of non-collection of these recoveries in its allowance of $330 as of June 30, 2006 for all uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment.
Asbestos and Environmental Claims — As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2005 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Commitments and Contingencies (continued)
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
The Company has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to the Company’s group annuity products, including single premium group annuities used in terminal and maturity funding programs. These subpoenas seek information about how various group annuity products are sold, how the Company selects mutual funds offered as investment options in certain group annuity products, and how brokers selling the Company’s group annuity products are compensated. The Company continues to cooperate fully with these regulators in these matters.
On May 10, 2006, the Company entered into an agreement (the “Agreement”) with the New York Attorney General’s Office and the Connecticut Attorney General’s Office to resolve the outstanding investigations by these parties regarding the Company’s use of expense reimbursement agreements in its terminal and maturity funding group annuity line of business. Under the terms of the Agreement, the Company will pay $20, of which $16.1 will be paid to certain plan sponsors that purchased terminal or maturity funding annuities between January 1, 1998 and December 31, 2004, with the balance of $3.9 to be divided equally between the states of New York and Connecticut. Also pursuant to the terms of the Agreement, the Company will accept a three-year prohibition on the use of contingent compensation in its terminal and maturity funding group annuity line of business. The costs associated with the settlement had already been accounted for in reserves established by the Company as of March 31, 2006.
To date, neither the SEC’s and New York Attorney General’s market timing investigation or the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, the Company had recorded aggregate charges of $109, after-tax, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. The remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the six months ended June 30, 2006 and 2005 include the following components:

	Pension		Other Postretirement
	Benefits		Benefits
	2006	2005	2006	2005

Service cost	$64	$58	$5	$6
Interest cost	96	91	11	16
Expected return on plan assets	(120)	(109)	(4)	(5)
Amortization of prior service cost	(7)	(7)	(11)	(13)
Amortization of unrecognized net losses	44	36	—	3

Net periodic benefit cost	$77	$69	$1	$7

Employer Contributions
In May 2006, the Company, at its discretion, made a $120 contribution to the U.S. qualified defined benefit plan. The Company’s 2006 required minimum funding contribution is expected to be immaterial.
9. Stock Compensation Plans
The Company has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues new shares in satisfaction of stock-based compensation. The compensation expense recognized for those plans was $28 and $26 for the six months ended June 30, 2006 and 2005, respectively. The income tax benefit recognized for stock-based compensation plans was $10 and $9 for the six months ended June 30, 2006 and 2005, respectively. The Company did not capitalize any cost of stock-based compensation. As of June 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $98, which is expected to be recognized over a weighted average period of 2.2 years.
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
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the six months ended June 30, 2005, the Company would have recognized an immaterial amount of additional stock-based compensation expense if it had been accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of the Company as defined in the 2005 Stock Plan.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Stock Compensation Plans (continued)
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

	Six Months Ended
	June 30, 2006	June 30, 2005

Expected dividend yield	1.9%	1.9%
Expected annualized spot volatility	20.2% — 32.3%	19.5% — 33.4%
Weighted average annualized volatility	28.9%	29.4%
Risk-free spot rate	4.4% — 4.6%	2.4% — 4.7%
Expected term	7 years	7 years

A summary of the status of non-qualified options included in the Company’s Stock Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options (in	Exercise	Contractual	Intrinsic
(Shares in thousands)	thousands)	Price	Term	Value

Outstanding at beginning of year	11,471	$54.16	5.3
Granted	323	83.11
Exercised	(1,701)	50.17
Forfeited	(43)	59.86
Expired	(48)	57.48
Outstanding at end of period	10,002	55.77	5.1	$288,358

Exercisable at end of period	8,881	$53.70	4.7	$274,423
Weighted average fair value of options granted	$27.69

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $27.69 and $22.89, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $59 and $120, respectively.
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
A summary of the status of the Company’s non-vested share awards as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Shares	Weighted-Average
Non-vested Shares	(in thousands)	Grant-Date Fair Value

Non-vested at January 1, 2006	1,080	$67.94
Granted	671	82.41
Vested	(29)	55.67
Forfeited	(27)	69.33

Non-vested at June 30, 2006	1,695	$73.84

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Stock Compensation Plans (continued)
The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $2 and $4, respectively. The Company made payments in settlement of stock compensation of $36 and $0 during the six months ended June 30, 2006 and 2005, respectively.
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the quarter. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2005, there were 2,254,952 shares available for future issuance. In the six months ended June 30, 2006 and 2005, 176,215 and 177,154 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $15.91 and $13.07 in the six months ended June 30, 2006 and 2005, respectively. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following weighted average valuation assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Dividend yield	1.9%	1.5%
Implied volatility	18.8%	18.0%
Risk-free spot rate	4.4%	2.1%
Expected term	3 months	3 months

Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase in each of the six months ended June 30, 2006 and 2005 was $2. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The activity under these programs is not material.
10. Debt
In May 2003, The Hartford issued 13.8 million 7% equity units at a price of fifty dollars per unit and received net proceeds of $669. Each equity unit initially consisted of one purchase contract for the sale of a certain number of shares of the Company’s stock on August 16, 2006 and a 5% ownership interest in one thousand dollars principal amount of senior notes due August 16, 2008. The senior notes had an aggregate principal amount of $690. In May 2006, the senior notes were successfully remarketed on behalf of the holders of the equity units and the interest rate was reset from 2.56% to 5.55%, effective May 16, 2006. The Company did not receive any proceeds from the remarketing. Rather, the remarketing proceeds were utilized to purchase a portfolio of U.S. Treasury securities, which was pledged to the Company as collateral to satisfy the purchase contractholders’ obligations to purchase the Company’s stock. In connection with the remarketing, The Hartford purchased and retired $265 of the senior notes for approximately $265 in cash and recognized an immaterial gain on the early extinguishment. Under the forward purchase contracts, the Company will issue between 12.1 million and 15.2 million shares of common stock, depending on the then current stock price, and receive proceeds of approximately $690 on August 16, 2006.
On June 1, 2006, the Company repaid $250 of 2.375% senior notes at maturity.
On June 14, 2006, The Hartford provided irrevocable notice that it would retire its $200 7.625% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Life Capital II. The debt was reclassified from long-term to short-term in the June 30, 2006 condensed consolidated balance sheet. On July 14, 2006, the debt was retired at par.
11. Subsequent Event
In July 2006, the Company agreed to sell its non-standard auto insurance business, Omni Insurance Group, Inc. (“Omni”). Under the terms of the agreement, the Company will receive sales proceeds, subject to adjustment, of approximately $100. The Company expects the sale to be completed in the fourth quarter of 2006, pending regulatory approval, and to result in an after-tax gain, primarily due to income tax benefits arising from the transaction. The after-tax gain is not expected to be material to results of operations and the ultimate amount will be based on an audit of the closing date balance sheet. As part of this agreement, the Company continues to be obligated for certain extra contractual liability claims and for claims and expenses arising from all business written in the states of California and New York. Subject to regulatory constraints, as soon as practicable after the closing, no new and renewal non-standard business will be written in California or New York.
In the three and six month periods ended June 30, 2006, Omni had earned premium of $36 and $75. As of June 30, 2006, Personal Lines segment assets related to the Omni business being sold included $216 of cash and invested assets, $40 of premiums receivable and $35 of other assets. Liabilities of the Omni business being sold at June 30, 2006 included $115 of loss and loss adjustment expense reserves, $47 of unearned premium and $18 of other liabilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2006, compared with December 31, 2005, and its results of operations for the three and six months ended June 30, 2006, compared to the equivalent 2005 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2005 Form 10-K Annual Report.
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
INDEX

Overview	25
Critical Accounting Estimates	28
Consolidated Results of Operations	30
Life	32
Retail	36
Retirement Plans	38
Institutional	39
Individual Life	40
Group Benefits	41
International	42
Other	43
Property & Casualty	44
Total Property & Casualty	52
Ongoing Operations	52
Business Insurance	55
Personal Lines	58
Specialty Commercial	61
Other Operations (Including Asbestos and Environmental Claims)	64
Investments	69
Investment Credit Risk	75
Capital Markets Risk Management	80
Capital Resources and Liquidity	80
Accounting Standards	84
OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten operating segments.
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 32. For further overview of Property & Casualty’s profitability and analysis, see page 44.

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
The Company has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to the Company’s group annuity products, including single premium group annuities used in terminal and maturity funding programs. These subpoenas seek information about how various group annuity products are sold, how the Company selects mutual funds offered as investment options in certain group annuity products, and how brokers selling the Company’s group annuity products are compensated. The Company continues to cooperate fully with these regulators in these matters.
On May 10, 2006, the Company entered into an agreement (the “Agreement”) with the New York Attorney General’s Office and the Connecticut Attorney General’s Office to resolve the outstanding investigations by these parties regarding the Company’s use of expense reimbursement agreements in its terminal and maturity funding group annuity line of business. Under the terms of the

Agreement, the Company will pay $20, of which $16.1 will be paid to certain plan sponsors that purchased terminal or maturity funding annuities between January 1, 1998 and December 31, 2004, with the balance of $3.9 to be divided equally between the states of New York and Connecticut. Also pursuant to the terms of the Agreement, the Company will accept a three-year prohibition on the use of contingent compensation in its terminal and maturity funding group annuity line of business. The costs associated with the settlement had already been accounted for in reserves established by the Company as of March 31, 2006.
To date, neither the SEC’s and New York Attorney General’s market timing investigation or the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, the Company had recorded aggregate charges of $109, after-tax, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. The remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves for unpaid claims and claim adjustment expenses, net of reinsurance; Life deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of those critical accounting estimates not disclosed below, see MD&A in The Hartford’s 2005 Form 10-K Annual Report.
Life Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At June 30, 2006 and December 31, 2005, the carrying value of the Company’s Life DAC asset was $9.4 billion and $8.6 billion, respectively. Of those amounts, $4.6 billion and $4.5 billion related to individual variable annuities sold in the U.S., $1.4 billion and $1.2 billion related to individual variable annuities sold in Japan and $2.0 billion and $1.9 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended June 30, 2006 and 2005 was an increase to amortization of $16 and $8, respectively. The true-up recorded for the six months ended June 30, 2006 and 2005 was an increase to amortization of $25 and $12, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGPs for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. (Although the Company used a separate account return assumption of 4.3% and 5.8% for the 2005 and 2006 cohorts, respectively, based on the relative fund mix of all variable products sold in Japan, the weighted average rate on the entire Japan block is 5.0%.) For prior year cohorts, the Company’s separate account return assumption at the time those cohorts’ account values and related EGPs were projected was 9.0% for U.S. products and ranged from 5.0% to 7.47% for Japanese products.

Unlock and Sensitivity Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that those EGPs should be revised. The original best estimate assumptions used to project account values and the related EGPs are not revised unless the originally projected EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company were to revise its original best estimate assumptions used for prior year cohorts to its current best estimate assumptions, thereby changing its estimate of projected account value and the related EGPs in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the original best estimate assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs, not each individual assumption. The Company’s process to assess the reasonableness of its EGPs involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the original best estimate assumptions in prior year cohorts used to project account value and the related EGPs in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of June 30, 2006, the present value of the EGPs used in the DAC amortization models for variable annuities and variable universal life business fell within the Company’s parameters. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions in those DAC amortization models for 2006 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of June 30, 2006. If the Company assumed a separate account return assumption of 7.6% for all U.S. product cohorts and 5.0% for all Japanese product cohorts and used its current best estimate assumptions for all products to project account values forward from the current account value to reproject future EGPs, the estimated increase to amortization (a decrease to net income) for all businesses would be approximately $60-$65, after-tax. If, instead, the Company assumed a separate account return assumption of 8.6% in the U.S. (6.0% in Japan) or 6.6% in the U.S. (4.0% in Japan), the estimated after-tax change in amortization for all businesses would have been an increase (a decrease to net income) of $20-$25 and an increase (a decrease to net income) of $95-$105, respectively.
For the Japan individual variable annuity business, favorable experience in the returns of the underlying funds over the past four quarters has resulted in actual account values and EGPs exceeding the projected account value and EGPs in the DAC amortization model, however, the EGPs in the DAC amortization model fall within the Company’s parameters. Continued favorable experience on key assumptions for the Japan variable annuity business, which could include increasing fund return performance, decreasing lapses or decreasing mortality, could result in the DAC amortization model EGPs falling outside of the Company’s parameters, resulting in an unlock, a decrease to DAC amortization and an increase to the DAC asset. If the Company had unlocked as of June 30, 2006, assuming a separate account return assumption of 5.0% for all Japanese product cohorts and using its current best estimate assumptions to project account values forward from the current account values to reproject future EGPs, the estimated decrease to amortization for Japan variable annuities would be approximately $27-$30, after-tax.
Aside from absolute levels and timing of market performance, additional factors that influence unlock determinations include the degree of volatility in separate account fund performance and policyholder shifts in asset allocation within the separate account as well as surrenders and lapses. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,270 on June 30, 2006), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2006, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 44% and 65%, respectively, before portions of its DAC asset would be unrecoverable.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Earned premiums	$3,688	$3,625	2%	$7,527	$7,131	6%
Fee income	1,159	963	20%	2,280	1,915	19%
Net investment income
Securities available-for-sale and other	1,158	1,067	9%	2,285	2,139	7%
Equity securities held for trading [1]	(970)	303	NM	(516)	524	NM

Total net investment income	188	1,370	(86%)	1,769	2,663	(34%)
Other revenues	115	116	(1%)	238	228	4%
Net realized capital gains (losses)	(179)	(10)	NM	(300)	129	NM

Total revenues	4,971	6,064	(18%)	11,514	12,066	(5%)

Benefits, claims and claim adjustment expenses [1]	2,471	3,446	(28%)	6,250	6,801	(8%)
Amortization of deferred policy acquisition costs and present value of future profits	829	773	7%	1,646	1,556	6%
Insurance operating costs and expenses	799	800	—	1,526	1,515	1%
Interest expense	71	64	11%	137	127	8%
Other expenses	196	154	27%	366	326	12%

Total benefits, claims and expenses	4,366	5,237	(17%)	9,925	10,325	(4%)

Income before income taxes	605	827	(27%)	1,589	1,741	(9%)
Income tax expense	129	225	(43%)	385	473	(19%)

Net income	$476	$602	(21%)	$1,204	$1,268	(5%)

[1]	Includes dividend income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income decreased primarily due to the following:
•	A decrease in Property & Casualty net income, driven primarily by Other Operations prior year reserve development of $243, pre-tax, recorded in the second quarter of 2006, resulting from the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities.
Partially offsetting the decrease in net income were the following:
•	Life’s net income increased primarily due to growth in assets under management resulting from market growth and strong sales along with higher earned premiums and a lower expense ratio excluding the financial institution business in Group Benefits.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively, for regulatory investigations.

•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.
Total revenues decreased primarily due to the following:
•	A decrease in net investment income, driven primarily by a decrease in net investment income on the Company’s trading securities portfolio.

•	Net realized capital losses, primarily due to impairments, realized losses from the Japan fixed annuity contract hedges and the realized loss associated with GMWB derivatives.
Income Taxes
The effective tax rate for the three months ended June 30, 2006 and 2005 was 21% and 27%, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 24% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate accounts dividends-received deduction (“DRD”).

The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD was updated in the second quarter based on the most recent data and will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.
Based on current projections in Japan, it is management’s intent that the undistributed earnings of Hartford Life, K.K. will be repatriated to the U.S. in the future. Therefore, the Company no longer meets the indefinite reversal criteria of APB Opinion No. 23 with respect to Hartford Life, K.K. As a result of this change, the Company has recorded a tax benefit of $2 due to the expected utilization of foreign tax credits from Hartford Life, K.K.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company distributed the entire balance in the second quarter of 2006 thereby permanently eliminating the potential tax of $31.
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
Segment Results
The following is a summary of net income for each of Life’s reportable segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Net Income (Loss)	2006	2005	Change	2006	2005	Change

Life
Retail	$166	$127	31%	$342	$275	24%
Retirement	22	17	29%	43	34	26%
Institutional	29	21	38%	51	42	21%
Individual Life	48	39	23%	93	78	19%
Group Benefits	74	64	16%	142	123	15%
International	52	21	148%	98	35	180%
Other	(83)	(13)	NM	(115)	(20)	NM

Total Life	308	276	12%	654	567	15%

Property & Casualty
Ongoing Operations	340	388	(12%)	729	756	(4%)
Other Operations	(124)	(19)	NM	(89)	30	NM

Total Property & Casualty	216	369	(41%)	640	786	(19%)

Corporate	(48)	(43)	(12%)	(90)	(85)	(6%)

Total net income	$476	$602	(21%)	$1,204	$1,268	(5%)

Net income is the measure of profit or loss used in evaluating the performance of Total Life, Total Property & Casualty and the Ongoing Operations and Other Operations segments. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss). The following is a summary of Ongoing Operations underwriting results by segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Results (before-tax)	2006	2005	Change	2006	2005	Change

Business Insurance	$197	$141	40%	$331	$259	28%
Personal Lines	126	188	(33%)	232	315	(26%)
Specialty Commercial	(43)	5	NM	4	45	(91%)

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
Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment and universal life type contracts. Therefore, the growth in assets under management either through positive net flows or net sales and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows or net sales and unfavorable equity market performance will reduce fee income.

	As of and For the Three		As of and For the Six Months
	Months Ended		Ended
	June 30,		June 30,
Product/Key Indicator Information	2006	2005	2006	2005

U.S. Variable Annuities
Account value, beginning of period	$108,695	$98,071	$105,314	$99,617
Net flows	(638)	(59)	(1,466)	347
Change in market value and other	(1,833)	1,735	2,376	(217)

Account value, end of period	$106,224	$99,747	$106,224	$99,747

Retail Mutual Funds
Assets under management, beginning of period	$31,988	$24,949	$29,063	$25,240
Net sales	1,389	322	2,917	703
Change in market value and other	(766)	687	631	15

Assets under management, end of period	$32,611	$25,958	$32,611	$25,958

Retirement Plans
Account value, beginning of period	$20,465	$16,946	$19,317	$16,493
Net flows	541	349	1,395	1,026
Change in market value and other	(266)	297	28	73

Account value, end of period	$20,740	$17,592	$20,740	$17,592

Individual Life Insurance
Variable universal life account value, end of period	$6,053	$5,433	$6,053	$5,433
Total life insurance inforce	$156,392	$144,151	$156,392	$144,151

S&P 500 Index
Period end closing value	1,270	1,191	1,270	1,191
Daily average value	1,281	1,182	1,282	1,187

Japan Annuities
Account value, beginning of period	$28,241	$17,615	$26,104	$14,631
Net flows	952	2,568	2,798	6,111
Change in market value and other	(203)	(457)	88	(1,016)

Account value, end of period	$28,990	$19,726	$28,990	$19,726

•	The increase in U.S. variable annuity account values from June 30, 2005 and December 31, 2005 to June 30, 2006 can be attributed to market growth over the past four and two quarters, respectively. Net flows for the U.S. variable annuity business have decreased from prior year levels resulting from higher surrenders due to increased competition.
•	Mutual Fund net sales increased substantially over the prior year period as a result of focused wholesaling efforts and favorable fund and equity market performance.
•	The increase in Retirement Plan account values from June 30, 2005 and December 31, 2005 to June 30, 2006 can be mainly attributed to positive net flows over the past four and two quarters, respectively.
•	Individual Life account value and life insurance inforce increased for the three and six months ended June 30, 2006 due to business growth.
•	Japan annuity account values as of June 30, 2006 continue to grow as a result of positive net flows, a weakening of the dollar as compared to the Yen, offset by a decline in capital markets in 2006. However, Japan net flows have decreased due to increased competition.

Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on securities and earnings on partnership investments. The volatile nature in Other is due to mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders. In addition, insurance type contracts such as those sold by Group Benefits (discussed below) collect and invest premiums for protection from losses specified in the particular insurance contract and those sold by Institutional collect and invest premiums for certain life contingent benefits. Group Benefits does not record interest credited since the interest component of reserve changes are recorded within benefits, claims and claim adjustment expenses.
•	Net investment income and interest credited in Other decreased for the three and six months ended June 30, 2006 due to a decrease in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in Retail declined for the three and six months ended June 30, 2006 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. Also contributing to the decline in assets under management were transfers within Variable Annuity products from the general account option to separate account funds.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program.
Premiums
As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. Sales are one indicator of future premium growth.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Group Benefits	2006	2005	2006	2005

Total premiums and other considerations	$1,028	$948	$2,060	$1,896
Fully insured ongoing sales (excluding buyouts)	$134	$110	$575	$486

•	Earned premiums and other considerations include $1 and $0 and $5 and $25 in buyout premiums for the three and six months ended June 30, 2006 and 2005, respectively. The increase in premiums and other considerations for Group Benefits in 2006 compared to 2005 was driven by sales growth of 18%.
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005

Retail

General insurance expense ratio (individual annuity)	17.7	bps	19.3	bps	16.7	bps	18.4	bps
DAC amortization ratio (individual annuity)	51.6%		48.7%		50.5%		49.4%

Individual Life

Death benefits	63		63		132		$129
Insurance expenses, net of deferrals	46		42		88		82

Group Benefits

Total benefits, claims and claim adjustment expenses	$740		$696		$1,507		$1,418
Loss ratio (excluding buyout premiums)	72.0%		73.4%		73.1%		74.5%
Insurance expenses, net of deferrals	$277		$257		$538		$494
Expense ratio (excluding buyout premiums)	27.9%		27.8%		27.2%		27.2%

•	Asset growth and lower contract maintenance expenses for the three and six months ended June 30, 2006 decreased individual annuity’s expense ratio to a level lower than prior year periods. Management expects the 2006 full year ratio to be between 18-20 bps.
•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization, while relatively stable, was influenced by “true-ups” recorded in the respective periods.

•	Individual Life death benefits were flat for the three months ended, and increased a moderate 2% for the six months ended June 30, 2006 primarily due to a larger insurance inforce.
•	The Group Benefits loss ratio, excluding buyouts, for the three and six months ended June 30, 2006 decreased primarily due to favorable mortality experience as compared to the prior year periods.
Profitability
Management evaluates the rates of return various businesses can provide as a way of determining where additional capital can be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after-tax margin is a key indicator of overall profitability.

	Three Months
	Ended		Six Months
	June 30,		Ended June 30,
Ratios	2006	2005	2006	2005

Retail
Individual annuity return on assets (“ROA”)	52.8 bps	51.5 bps	54.4 bps	50.5 bps
Group Benefits
After-tax margin (excluding buyouts)	7.2%	6.8%	6.9%	6.6%

•	Individual annuity’s ROA increased for the three and six months ended June 30, 2006 compared to the prior year periods. In particular, variable annuity fees and the DRD benefit each increased for the three and six months ended June 30, 2006 compared to the prior year period. The increase in the ROA pertaining to fees can be attributed to the increase in account values and resulting increased fees including GMWB rider fees. Additionally, general insurance expenses were also favorable as a percentage of total assets.

•	The improvement in the Group Benefits after-tax margin for the three and six months ended June 30, 2006 was primarily due to an improvement in the expense ratio excluding the financial institution business.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Earned premiums	$1,081	$1,047	3%	$2,354	$2,046	15%
Fee income	1,156	960	20%	2,274	1,910	19%
Net investment income
Securities available-for-sale and other	791	733	8%	1,557	1,462	6%
Equity securities held for trading [1]	(970)	303	NM	(516)	524	NM

Total net investment income	(179)	1,036	NM	1,041	1,986	(48%)
Net realized capital (losses) gains	(150)	(9)	NM	(276)	83	NM

Total revenues	1,908	3,034	(37%)	5,393	6,025	(10%)
Benefits, claims and claim adjustment expenses [1]	508	1,756	(71%)	2,646	3,495	(24%)
Amortization of deferred policy acquisition costs and present value of future profits	306	275	11%	605	566	7%
Insurance operating costs and other expenses	701	639	10%	1,294	1,216	6%

Total benefits, claims and expenses	1,515	2,670	(43%)	4,545	5,277	(14%)

Income before income tax expense	393	364	8%	848	748	13%
Income tax expense	85	88	(3%)	194	181	7%

Net income	$308	$276	12%	$654	$567	15%

[1]	Includes investment income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
The change in Life’s net income was due to the following:
•	Net income increased primarily due to growth in assets under management resulting from market growth and sales, along with higher earned premiums and a lower expense ratio excluding the financial institution business in Group Benefits.

•	Net realized capital losses occurred in the second quarter of 2006 compared to minimal net realized capital losses in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), realized losses associated with GMWB derivatives, primarily due to modeling refinements made in the second quarter of 2006, and losses on non-qualifying derivatives due to rising interest rates in 2006, partially offset by a decrease in realized losses from the Japan fixed annuity contract hedges due to movements in interest rates. Net realized capital losses occurred in the first six months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments, realized losses associated with GMWB derivatives, primarily due to the modeling refinements made in the second quarter of 2006, losses on non-qualifying derivatives due to rising interest rates in 2006 and realized losses from the Japan fixed annuity contract hedges due to movements in interest rates.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for regulatory investigations.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.
•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time, an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.
RETAIL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$670	$566	18%	$1,318	$1,123	17%
Earned premiums	(18)	(5)	NM	(35)	(20)	(75%)
Net investment income	215	236	(9%)	431	480	(10%)
Net realized capital gains	—	2	(100%)	3	6	(50%)

Total revenues	867	799	9%	1,717	1,589	8%

Benefits, claims and claim adjustment expenses	207	236	(12%)	414	471	(12%)
Insurance operating costs and other expenses	256	233	10%	484	422	15%
Amortization of deferred policy acquisition costs and present value of future profits	208	178	17%	406	359	13%

Total benefits, claims and expenses	671	647	4%	1,304	1,252	4%

Income before income taxes	196	152	29%	413	337	23%
Income tax expense	30	25	20%	71	62	15%

Net income	$166	$127	31%	$342	$275	24%

Assets Under Management

Individual variable annuity account values				$106,224	$99,747	6%
Individual fixed annuity and other account values				10,036	10,553	(5%)
Other retail products account values				417	243	72%

Total account values [1]				116,677	110,543	6%
Retail mutual fund assets under management				32,611	25,958	26%
Other mutual fund assets under management				1,203	771	56%

Total mutual fund assets under management				33,814	26,729	27%

Total assets under management				$150,491	$137,272	10%

[1]	Includes policyholder balances for separate accounts and other policyholder funds.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income in the Retail segment for the three and six months ended June 30, 2006 increased primarily due to improved fee income. Higher fee income was driven by higher assets under management resulting primarily from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business for the three and six months ended June 30, 2006 occurred primarily as the result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $9.2 billion over the past four quarters. Variable annuity had net outflows of $1.5 billion for the six months ended June 30, 2006 compared to net inflows of $347 for the prior year period. Net outflows from additional surrender activity was due to increased sales competition, particularly from competitors offering variable annuity products with guaranteed living benefits.
•	Mutual fund fee income increased 30% and 27% for the three and six months ended June 30, 2006, respectively, due to increased assets under management driven by market appreciation of $3.2 billion and net sales of $3.5 billion during the past four quarters. Net sales grew to $2.9 billion for the six months ended June 30, 2006 compared to $703 for the prior year period. This increase was primarily attributable to focused wholesaling efforts.
•	Despite stable general account investment spread over the past four quarters, net investment income has steadily declined for the three and six months ended June 30, 2006 due to an increased level of surrenders and transfers. This decline in the fixed annuity business has been slowed largely due to a lower surrender rate. In addition, a more favorable interest rate environment recently has led to net outflows for the six months ended June 30, 2006 decreasing $680 compared to the six months ended June 30, 2005.

•	Benefits, claims and claim adjustment expenses have decreased for the three and six months ended June 30, 2006 due to a decline in interest credited also due to an increase in surrenders and transfers.
•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2006 primarily due to an increase in mutual fund commissions due to significant growth in sales. In addition, variable annuity asset based commissions increased due to 6% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.
•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time, an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.
•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax, pre-amortization profits remained fairly stable.
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
With increased competition in the variable annuity market combined with surrender activity on the aging block of business, net outflows are currently forecasted to be above the levels experienced in 2005. As of June 30, 2006, sales of $6.6 billion were above expectations made by management at December 31, 2005; however, the increase was largely offset by an increase in surrender activity as discussed above, leaving management’s expectations of net outflows for 2006 largely unchanged. This projection will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract.
Based on the results to date, management’s current full year projections are as follows.
•	Variable annuity sales of $11.5 billion to $12.5 billion
•	Fixed annuity sales of $700 to $1.0 billion
•	Retail mutual fund sales of $9.5 billion to $10.5 billion
•	Variable annuity outflows of $2.7 billion to $3.7 billion
•	Fixed annuity outflows of $500 to $750
•	Retail mutual fund net sales of $4.5 billion to $5.5 billion
•	Individual annuity return on assets of 53-55 basis points
•	Retail mutual fund return on assets of 18 to 20 basis points

RETIREMENT PLANS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$48	$37	30%	$91	$71	28%
Earned premiums	2	4	(50%)	16	7	129%
Net investment income	80	77	4%	160	153	5%
Net realized capital losses	1	(1)	NM	1	(1)	NM

Total revenues	131	117	12%	268	230	17%

Benefits, claims and claim adjustment expenses	59	59	—	128	115	11%
Insurance operating costs and other expenses	35	29	21%	66	56	18%
Amortization of deferred policy acquisition costs and present value of future profits	8	5	60%	16	12	33%

Total benefits, claims and expenses	102	93	10%	210	183	15%
Income before income taxes	29	24	21%	58	47	23%
Income tax expense	7	7	—	15	13	15%

Net income	$22	$17	29%	$43	$34	26%

Assets Under Management

Governmental account values				$10,458	$10,054	4%
401(k) account values				10,282	7,538	36%
Total account values [1]				20,740	17,592	18%
Governmental mutual fund assets under management [2]				—	728	(100%)
401(k) mutual fund assets under management				1,040	808	29%

Total mutual fund assets under management				1,040	1,536	(32%)

Total assets under management				$21,780	$19,128	14%

[1]	Includes policyholder balances for separate accounts and other policyholder funds.

[2]	Government mutual fund assets declined to zero due to a large case surrender in 2005 and the remaining business being transferred to the Institutional segment.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income in Retirement Plans increased due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable.
•	Fee income for 401(k) increased 38% or $10, and 41% or $20, for the three and six months ended June 30, 2006, respectively. This increase is mainly attributable to positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Total 401(k) deposits increased by 30%, for the three and six months ended June 30, 2006, and net flows increased by 22% and 25%, respectively.
•	General account spread remained stable for the six months ended June 30, 2006 compared to the prior year period. Overall, net investment income and the associated interest credited within benefits, claims and claim adjustment expenses, each increased as a result of the growth in general account assets under management. Additionally, benefits, claims and claim adjustment expenses increased, for the six months ended June 30, 2006 compared to the respective prior year period, due to a large case annuitization in the 401(k) business, which resulted in an increase in premiums and reserves of $12.
•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater sales and assets under management, resulting in higher trail commissions and maintenance expenses.
•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax profits remained fairly stable.
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
Based on the results to date, management’s current full year projections are as follows.
•	Sales and deposits of $5.1 billion to $5.5 billion
•	Net flows of $2.5 billion to $2.9 billion
•	Return on assets of 40 to 42 basis points

INSTITUTIONAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$28	$33	(15%)	$55	$70	(21%)
Earned premiums	92	115	(20%)	359	197	82%
Net investment income	248	193	28%	473	374	26%
Net realized capital losses	(1)	(1)	NM	(2)	(2)	—

Total revenues	367	340	8%	885	639	38%

Benefits, claims and claim adjustment expenses	299	287	4%	762	541	41%
Insurance operating costs and other expenses	19	17	12%	35	27	30%
Amortization of deferred policy acquisition costs	8	8	—	16	14	14%

Total benefits, claims and expenses	326	312	4%	813	582	40%
Income before income taxes	41	28	46%	72	57	26%
Income tax expense	12	7	71%	21	15	40%

Net income	$29	$21	38%	$51	$42	21%

Assets Under Management

Institutional Investment Product account values [1] [2]				19,730	16,076	23%
Private Placement Life Insurance account values [2]				24,629	23,057	7%
Mutual fund assets under management [1]				2,107	1,146	84%

Total assets under management [1]				$46,466	$40,279	15%

[1]	Institutional investment product account values and mutual fund assets under management include a transfer from the Retirement Plans segment of $413 and $178, respectively.

[2]	Includes policyholder balances for separate account contracts and reserves for other policyholder funds.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income increased for the three and six months ended June 30, 2006 compared to the respective prior year periods driven by higher earnings in institutional investment products (“IIP”). Private placement life insurance (“PPLI”) net income was slightly favorable for the three and six months ended June 30, 2006 compared to the respective prior year periods. A more expanded discussion of earnings growth can be found below.
•	Total revenues increased in IIP as a result of higher assets under management, driven by positive net flows of $2.4 billion during the past four quarters. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes sales for the four quarters ended June 30, 2006 were $2.0 billion.
•	General account spread is the main driver of net income for IIP. An increase in spread income in 2006 was driven by higher assets under management, as noted above along with favorable investment results, which included higher partnership income in the second quarter of 2006. For the three and six months ended June 30, 2006, income related to partnership investments was $6 and $7 after-tax, respectively. Partnership income was immaterial for the three and six months ended June 30, 2005.
•	IIP had favorable mortality experience on structured settlement and terminal funding contracts for the three and six months ended June 30, 2006 compared to the prior year contributing to IIP’s higher earnings.
•	For the six months ended June 30, 2006, earned premiums increased as a result of a large terminal funding case that was sold during the three months ended March 31, 2006. This increase in earned premiums was offset by a corresponding increase in benefits, claims and claim adjustment expenses.
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
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. In 2006, the Company will be launching products that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. The Company is also designing innovative solutions to customers’ defined benefit liabilities.
Based on the results to date, management’s current full year projections are as follows:
•	Sales and deposits of $4.5 billion to $5.0 billion
•	Net flows of $2.0 billion to $2.5 billion
•	Return on assets of 19 to 21 basis points

INDIVIDUAL LIFE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$207	$191	8%	$410	$386	6%
Earned premiums	(13)	(7)	(86%)	(25)	(15)	(67%)
Net investment income	80	75	7%	159	149	7%
Net realized capital gains	1	—	—	2	1	100%

Total revenues	275	259	6%	546	521	5%

Benefits, claims and claim adjustment expenses	120	120	—	251	240	5%
Insurance operating costs and other expenses	46	42	10%	88	82	7%
Amortization of deferred policy acquisition costs and present value of future profits	40	40	—	72	85	(15%)

Total benefits, claims and expenses	206	202	2%	411	407	1%
Income before income taxes	69	57	21%	135	114	18%
Income tax expense	21	18	17%	42	36	17%

Net income	$48	$39	23%	$93	$78	19%

Account Values
Variable universal life insurance				$6,053	$5,433	11%
Universal life/interest sensitive whole life				3,850	3,485	10%
Modified guaranteed life and other				707	723	(2%)

Total account values				$10,610	$9,641	10%

Life Insurance Inforce
Variable universal life insurance				$72,461	$69,979	4%
Universal life/interest sensitive whole life				43,152	39,777	8%
Modified guaranteed life and other				40,779	34,395	19%

Total life insurance inforce				$156,392	$144,151	8%

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income increased for the three and six months ended June 30, 2006, due to growth in life insurance inforce and account values, favorable mortality, and revisions to net DAC amortization of $3 and $7, after-tax, as discussed below. The following factors contributed to the earnings increase:
•	Fee income increased for the three and six months ended June 30, 2006. Cost of insurance charges, the largest component of fee income, increased $7 and $15, respectively, driven by growth in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income also increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, increased $7 and $5 for the three and six months ended June 30, 2006, due to growth and product performance primarily in variable universal life insurance.
•	Amortization of DAC was flat and declined $13 for the three and six months ended June 30, 2006, respectively, primarily due to revisions in 2006 to estimates made at December 31, 2005 and first quarter 2006. Excluding these revisions, the amortization of DAC increased $6 and was flat for the three and six months ended June 30, 2006, consistent with the level and mix of product profitability.
•	Net investment income increased primarily due to increased general account assets from sales growth.
Partially offsetting these positive earnings drivers were the following factors:
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased reinsurance premiums of $9 and $16.
•	Benefits, claims and claim adjustment expenses increased for the six months ended June 30, 2006 primarily due to interest credited on growing account values and higher death benefits from inforce growth.
•	Operating costs increased over the prior year periods primarily as a result of business growth.
Outlook
Following first quarter 2006 sales of $60, Individual Life sales grew to second quarter and year to date levels of $67 and $127 in 2006, an increase of 18% and 23% over the comparable periods in 2005. In the first six months of 2006, sales results were strong across distribution channels and products. Individual Life continues to pursue new and enhanced products, as well as broader and deeper distribution opportunities to increase sales. In the first quarter of 2006, Individual Life introduced a new variable life product that blends the benefits of universal life insurance and variable annuities and in the second quarter launched Hartford Term, which has additional term insurance durations and new competitive features. In late June, 2006, Individual Life launched a flexible premium last survivor variable universal life product.

Variable universal life sales and account values remain sensitive to equity market levels and returns. Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees, which may negatively affect Individual Life’s future earnings.
Based on the results to date, management’s current full year projections are as follows:
•	Sales increase of 11% to 13%
•	Life insurance inforce increase of 8% to 10%
•	Net income growth of 9% to 10%
GROUP BENEFITS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Earned premiums and other	$1,028	$948	8%	$2,060	$1,896	9%
Net investment income	103	100	3%	204	198	3%
Net realized capital losses	(2)	—	—	(3)	—	—

Total revenues	1,129	1,048	8%	2,261	2,094	8%
Benefits, claims and claim adjustment expenses	740	696	6%	1,507	1,418	6%
Insurance operating costs and other expenses	277	257	8%	538	494	9%
Amortization of deferred policy acquisition costs	10	7	43%	20	14	43%

Total benefits, claims and expenses	1,027	960	7%	2,065	1,926	7%
Income before income taxes	102	88	16%	196	168	17%
Income tax expense	28	24	17%	54	45	20%

Net income	$74	$64	16%	$142	$123	15%

Earned premiums and other
Fully insured — ongoing premiums	$1,020	$940	9%	$2,037	$1,852	10%
Buyout premiums	1	—	—	5	25	(80%)
Other	7	8	(13%)	18	19	(5%)

Total earned premiums and other	$1,028	$948	8%	$2,060	$1,896	9%

Group Benefits has a block of financial institution business that is experience rated. Under the terms of this business, the loss experience will inversely affect the commission expenses incurred.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income increased for the three and six months ended June 30, 2006, primarily due to higher earned premiums and a lower expense ratio excluding the financial institution business. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by year-to-date sales (excluding buyouts) growth, particularly in life, of 18%.

•	The loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 72.0% for the three months ended June 30, 2006, down from 73.4% in the prior year period. For the six months ended June 30, 2006, the loss ratio was 73.1%, down from 74.5% in the prior year period. For both the three and six months ended June 30, 2006, the decrease in segment loss ratio was driven by favorable mortality experience. Excluding financial institutions, the loss ratio was 76.8 % for the three months ended June 30, 2006 as compared to 76.7% in the prior year period. For the six months ended June 30, 2006, the loss ratio excluding financial institutions was 78.0% as compared to 78.1% in the prior year period.

•	The expense ratio was 27.9% for the three months ended June 30, 2006 as compared to 27.8% in the prior year period. The six month expense ratio was 27.2% for both the current and prior year. Excluding financial institutions, the expense ratio for the three months ended June 30, 2006 was 23.4%, down from 24.7% in the prior year period. For the six months ended June 30, 2006, the expense ratio excluding financial institutions was 22.5% as compared to 23.9% for the prior year period. The decline in expense ratio excluding financial institutions for both the three and six month periods ended June 30, 2006 was due to growth in premiums outpacing growth in expenses.

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
Despite the current market conditions, including rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Company continues to leverage its strength in claim practices risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates opportunities for our products and services.
Based on the results to date, management’s current full year projections are as follows:
•	Sales (excluding buyout premiums and premium equivalents) growth of 9% to 11%
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) growth of 8% to 10%
•	Loss ratio (excluding buyout premiums) between 72% and 74%
•	Expense ratio (excluding buyout premiums) between 27% and 29%
•	Net income growth of 6% to 8%
INTERNATIONAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$172	$103	67%	$338	$200	69%
Earned premiums	(3)	—	—	(3)	—	—
Net investment income	31	18	72%	59	30	97%
Net realized capital losses	(16)	(10)	60%	(30)	(15)	100%

Total revenues	184	111	66%	364	215	69%
Benefits, claims and claim adjustment expenses	12	7	71%	24	20	20%
Insurance operating costs and other expenses	48	39	23%	94	78	21%
Amortization of deferred policy acquisition costs	48	31	55%	97	63	54%

Total benefits, claims and expenses	108	77	40%	215	161	34%
Income before income taxes	76	34	124%	149	54	176%
Income tax expense	24	13	85%	51	19	168%

Net income	$52	$21	148%	$98	$35	180%

Assets Under Management

Japan variable annuity assets under management				$27,323	$18,440	48%
Japan MVA fixed annuity assets under management				1,667	1,286	30%

Total assets under management				$28,990	$19,726	47%

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income in International increased for the three and six months ended June 30, 2006, principally driven by higher fee income in Japan, which was derived from an increase in assets under management. A more expanded discussion of earnings growth can be found below:
•	Fee income increased $69 or 67%, and $138 or 69%, for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, Japan’s variable annuity assets under management were $27.3 billion, a 48% increase from the prior year period. The increase in assets under management was driven by positive net flows of $7.1 billion and market appreciation of $2.2 billion, partially offset by ($0.5) billion of foreign currency exchange over the past four quarters. Despite the increase in assets under management, the amount of variable annuity sales has declined for the three and six months ended June 30, 2006, by 51% and 37%, respectively, compared to the prior year periods primarily due to increased competition and changes in key distribution relationships.
•	Also contributing to the higher fee income was increased surrender activity as customers surrendered policies in order to take advantage of significant appreciation in their account balances. For the three and six months ended June 30, 2006, surrender fees increased by $7 and $18, respectively, from the prior year periods.

•	The increase in fixed annuity assets under management can be attributed to positive net flows of $398 over the past four quarters.
•	Further contributing to higher net income in the quarter was a cumulative benefit of $4 due to a change in the effective tax rate on Japan earnings resulting from a change in management’s intent under APB 23. For a further discussion of this change, see Note 1 of Notes to Condensed Consolidated Financial Statements and Other section of Management’s Discussion and Analysis.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	DAC amortization was higher due to higher actual gross profits consistent with growth in the Japan operation.
•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2006 by 23% and 21%, respectively. These increases are due to higher maintenance costs and asset-based commissions resulting from the growth in the Japan operation.
Outlook
Management continues to be optimistic about growth potential of the retirement savings market in Japan. Several trends such as an aging population, longer life expectancies, declining birth rate leading to a smaller number of younger workers to support each retiree, and under funded pension systems have resulted in greater need for an individual to plan and adequately fund retirement savings.
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets. In addition, higher account value levels will generally reduce certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Expense management is also an important component of product profitability.
Competition has continued to increase substantially in the Japanese market with the most significant competition the result of the strengthening of domestic competitors. This competition has resulted in changes in key distribution relationships that have negatively impacted current sales and most likely will negatively impact future sales. The Company continues to focus efforts on strengthening wholesaling and servicing efforts and distribution relationships. In addition, the Company is currently looking to enhance its current variable annuity product and expects to begin offering an enhanced product in the third quarter of 2006. The success of the Company’s enhanced product offering will ultimately be based on customer acceptance in an increasingly competitive environment.
Based upon results to date, along with the items discussed above, management has lowered its expectations for 2006 Japan variable annuity sales and net inflows from those previously disclosed, but increased its estimated return on assets. Full year projections for Japan are now as follows (using ¥114/$1 exchange rate):
•	Variable annuity sales of ¥580 billion to ¥700 billion ($5.0 billion to $6.0 billion)
•	Fixed annuity sales of ¥35 billion to ¥40 billion ($300 to $500)
•	Variable annuity net inflows of ¥400 billion to ¥520 billion ($3.5 billion to $4.5 billion)
•	Return on assets of 68 to 70 basis points, which includes higher than expected surrender fees that may not continue in the future and the cumulative tax benefit discussed above.
OTHER

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$24	$22	9%	$44	$41	7%
Net investment income
Securities available-for sale and other	34	34	—	71	78	9%
Equity securities held for trading	(970)	303	NM	(516)	524	NM

Total net investment income	(936)	337	NM	(445)	602	NM
Net realized capital (losses) gains	(133)	1	NM	(247)	94	NM

Total revenues	(1,045)	360	NM	(648)	737	NM
Benefits, claims and claim adjustment expenses	(929)	351	NM	(440)	690	NM
Insurance operating costs and other expenses	20	22	(9%)	(11)	57	NM
Amortization of deferred policy acquisition costs	(16)	6	NM	(22)	19	NM

Total benefits, claims and expenses	(925)	379	NM	(473)	766	NM
Loss before income tax benefit	(120)	(19)	NM	(175)	(29)	NM
Income tax benefit	(37)	(6)	NM	(60)	(9)	NM

Net loss	$(83)	$(13)	NM	$(115)	$(20)	NM

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net loss increased due to the following factors:
•	Net realized capital losses occurred in the second quarter of 2006 compared to minimal net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), realized losses associated with GMWB derivatives, primarily due to modeling refinements made in the second quarter of 2006, and losses on non-qualifying derivatives due to rising interest rates in 2006, partially offset by a decrease in realized losses from the Japan fixed annuity contract hedges due to movements in interest rates. Net realized capital losses occurred in the first six months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments, realized losses associated with GMWB derivatives, primarily due to the modeling refinements made in the second quarter of 2006, losses on non-qualifying derivatives due to rising interest rates in 2006 and realized losses from the Japan fixed annuity contract hedges due to movements in interest rates.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for regulatory investigations.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

•	During the second quarter of 2006, the Company concluded that it no longer met the indefinite reversal criteria of APB Opinion No. 23 with respect to undistributed earnings associated with Hartford Life K.K. The impact in Other, due to losses on Japan activities reported in Other, was a tax expense of $2.
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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.
Premium revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Earned Premiums	$2,607	$2,578	$5,173	$5,085

•	Earned premiums grew $29, or 1%, for the three months ended June 30, 2006 and $88, or 2%, for the six months ended June 30, 2006, due primarily to growth in Business Insurance and Personal Lines, partially offset by a decrease in Specialty Commercial. For the three and six months ended June 30, 2006, earned premiums grew $71 and $184, respectively, in Business Insurance and grew $25 and $55, respectively, in Personal Lines. The growth was primarily driven by new business premium outpacing non-renewals over the last six months of 2005 and first six months of 2006 and the effect of earned pricing increases in homeowners. Specialty Commercial earned premiums decreased by $69 for the three months ended June 30, 2006 and by $151 for the six months ended June 30, 2006, primarily driven by decreases in casualty and property, partially offset by increases in professional liability and bond.

Net income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Underwriting results	$14	$224	$280	$481
Net servicing and other income [1]	12	15	30	28
Net investment income	365	328	722	665
Other expenses	(76)	(39)	(128)	(99)
Net realized capital (losses) gains	(29)	—	(24)	48
Income tax expense	(70)	(159)	(240)	(337)

Net income	$216	$369	$640	$786

[1]	Net of expenses related to service business.
For the three months ended June 30, 2006 compared to the three months ended June 30, 2005
Net income decreased by $153, or 41%, for the three months ended June 30, 2006, primarily due to a decrease in underwriting results, an increase in other expenses and an increase in net realized capital losses, partially offset by an increase in net investment income.
•	Underwriting results decreased by $210 for the three months ended June 30, 2006, due primarily to a $225 increase in net unfavorable prior accident year development and a $35 increase in current accident year catastrophe losses. The $225 increase in net unfavorable prior accident year development was primarily due to $243 of prior accident year development recorded in 2006, resulting from an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. See the “Reserves” section for further discussion of prior accident year reserve development in 2006. Before catastrophes and prior accident year development, underwriting results increased by $50, due primarily to the impact of changes in the expected assessments from the Citizens Property Insurance Corporation (“Citizens”) in Florida. The three months ended June 30, 2006 benefited from a $34 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the three months ended June 30, 2005 included a charge of $15 for assessments related to the 2004 Florida hurricanes.
•	Net investment income increased by $37, or 11%, for the three months ended June 30, 2006, primarily as a result of a larger investment base due to increased cash flows from underwriting and favorable market value adjustments for certain hedge fund investments.
•	The $37 increase in other expenses was primarily due to an increase in legal expenses in 2006 and favorable bad debt expense in 2005.
•	Net realized capital losses increased by $29 for the three months ended June 30, 2006, primarily due to the impairment of fixed maturity investments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments).
For the six months ended June 30, 2006 compared to the six months ended June 30, 2005
Net income decreased by $146, or 19%, for the six months ended June 30, 2006, primarily due to a decrease in underwriting results, an increase in other expenses and a change to net realized capital losses, partially offset by an increase in net investment income.
•	Underwriting results decreased by $201, or 42%, for the six months ended June 30, 2006, due primarily to a $204 increase in net unfavorable prior accident year development and a $43 increase in current accident year catastrophe losses. The $204 increase in net unfavorable prior accident year development was primarily due to $243 of prior accident year development recorded in 2006, resulting from an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. See the “Reserves” section for further discussion of prior accident year reserve development in 2006. Before catastrophes and prior accident year development, underwriting results increased by $46, due primarily to the impact of changes in the expected assessments from Citizens. The six months ended June 30, 2006 benefited from a $34 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the six months ended June 30, 2005 included a charge of $15 for assessments related to the 2004 Florida hurricanes.
•	Net investment income increased by $57, or 9%, for the six months ended June 30, 2006, primarily as a result of a larger investment base due to increased cash flows from underwriting and favorable market value adjustments for certain hedge fund investments, partially offset by a decrease in income from investments in limited partnerships.
•	The $29 increase in other expenses was primarily due to an increase in legal expenses in 2006 and favorable bad debt expense in 2005.
•	Net realized capital losses were $24 in 2006 compared to net realized gains of $48 in 2005. Net realized capital losses in 2006 were primarily due to the impairment of fixed maturity investments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments).

Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2005 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2006 and 2005. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Ongoing Operations earned premium growth
Business Insurance	6%	13%	8%	13%
Personal Lines	3%	6%	3%	6%
Specialty Commercial	(15%)	12%	(16%)	26%

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident year development	86.9	88.5	87.1	87.8
Catastrophe ratio

Current year	2.8	1.4	2.2	1.4
Prior years	(0.7)	0.3	(0.7)	0.4

Total catastrophe ratio	2.1	1.7	1.5	1.8
Non-catastrophe prior accident year development	0.3	(3.2)	0.4	(1.8)

Combined ratio	89.3	87.0	89.0	87.8

Other Operations net income	$(124)	$(19)	$(89)	$30

Total Property & Casualty measures of net investment income:

Investment yield, after-tax	4.1%	4.0%	4.1%	4.1%
Average invested assets at cost	$26,890	$24,720	$26,809	$24,595

For the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Ongoing Operations earned premium growth:
•	The lower growth rate in Business Insurance was attributable to lower earned pricing increases in small commercial, earned pricing decreases in middle market and, over the first six months of 2006, a decrease in new business written premium.

•	The rate of growth in Personal Lines decreased primarily due to lower earned pricing increases in homeowners’ business and a change to slight earned pricing decreases in auto, partially offset by an increase in new business written premium over the last six months of 2005 and first six months of 2006 and an increase in homeowners renewal retention before the effect of written pricing increases.

•	The decline in Specialty Commercial earned premium primarily resulted from a decrease in earned premium from a single captive insured program within specialty casualty that expired in 2005 and a decrease in specialty property earned premium as a result of a decline in new business and a strategic decision not to renew certain accounts with properties in catastrophe-prone areas.
Ongoing Operations combined ratio:
•	For the three and six months ended June 30, 2006, the combined ratio before catastrophes and prior accident year development decreased to 86.9 and 87.1, respectively, as an increase in current accident year underwriting results before catastrophes in Business Insurance and Personal Lines was partially offset by a decrease in Specialty Commercial. Contributing to the improvement in Business Insurance was a reduction in insurance operating costs and expenses, earned premium growth and favorable non-catastrophe property loss costs, partially offset by the effect of a shift to more workers’ compensation business which has a higher combined ratio. In Personal Lines, current accident year underwriting results before catastrophes increased over 2005 due to a reduction in insurance operating costs and expenses, earned premium growth and the effect of a lower current accident year loss and loss adjustment expense ratio for auto liability claims, partially offset by an increase in non-catastrophe property loss costs. Contributing to the decrease in insurance operating costs and expenses in Business Insurance and Personal Lines was the impact of changes in the expected assessments from Citizens. The three and six months ended June 30, 2006 benefited from a $34 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the three and six months ended June 30, 2005 included a charge of $15 for assessments related to the 2004 Florida hurricanes. Contributing to the decrease in Specialty

Commercial underwriting results was lower property earned premium and an increase in the loss and loss adjustment expense ratio for professional liability business.

•	The increase in the current accident year catastrophe ratio in both the three and six month periods was primarily due to more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas.

•	For both the three and six month periods, net prior accident year reserve development for Ongoing Operations in 2005 was favorable primarily due to a release of reserves for allocated loss adjustment expenses in Personal Lines and Business Insurance. See the “Reserves” section for a discussion of net favorable prior accident year reserve development for Ongoing Operations in 2006, including favorable development on catastrophe loss reserves.
Other Operations net income:
•	Other Operations reported a net loss of $124 and $89 for the three and six months ended June 30, 2006, respectively, primarily due to prior accident year reserve development of $243, pre-tax, in 2006, resulting from the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities.
Investment yield and average invested assets:
•	For both the three and six-month periods, from 2005 to 2006, the investment yield was relatively flat as the average weighted yield on new fixed maturity purchases approximated the yield on average invested assets.
•	The average annual invested assets at cost increased as a result of net underwriting cash inflows and investment income.
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
As part of its quarterly reserve review process, the Company is closely monitoring reported loss development in certain lines where the recent emergence of paid losses and case reserves could indicate a trend that may eventually lead the Company to change its estimate of ultimate losses in those lines. If, and when, the emergence of reported losses is determined to be a trend that changes the Company’s estimate of ultimate losses, prior accident year reserves would be adjusted in the period the change in estimate is made. For example, for Personal Lines auto liability claims, the Company’s estimates of ultimate losses include assumptions about frequency and severity trends. These assumptions are updated each quarter as the Company actuaries complete a review of reserves. During 2005 and in the first six months of 2006, these updates resulted in improvements in estimates of both frequency and severity trends and the Company released reserves as a result. If new information continues to indicate that the assumptions made in the prior reserve review are too high, prior accident years may develop favorably and current accident year loss ratios may be reduced.

A rollforward follows of Property & Casualty liabilities for unpaid claims and claim adjustment expenses by segment for the three and six months ended June 30, 2006:

Three Months Ended June 30, 2006
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$7,136	$2,070	$6,213	$15,419	$6,555	$21,974
Reinsurance and other recoverables	615	263	2,313	3,191	1,808	4,999

Beginning liabilities for unpaid claims and claim adjustment expenses-net	6,521	1,807	3,900	12,228	4,747	16,975

Add provision for unpaid claims and claim adjustment expenses
Current year	778	650	277	1,705	—	1,705
Prior year	(36)	(37)	64	(9)	267	258

Total provision for unpaid claims and claim adjustment expenses	742	613	341	1,696	267	1,963
Less payments	(543)	(558)	(176)	(1,277)	(212)	(1,489)

Ending liabilities for unpaid claims and claim adjustment expenses-net	6,720	1,862	4,065	12,647	4,802	17,449
Reinsurance and other recoverables	590	209	2,061	2,860	1,461	4,321

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$7,310	$2,071	$6,126	$15,507	$6,263	$21,770

Earned premiums	$1,268	$939	$399	$2,606	$1	$2,607
Loss and loss expense paid ratio [1]	42.9	59.4	43.8	49.0
Loss and loss expense incurred ratio	58.5	65.4	85.3	65.1
Prior accident year development (pts.)	(2.8)	(4.0)	15.9	(0.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

Six Months Ended June 30, 2006
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$7,066	$2,152	$6,202	$15,420	$6,846	$22,266
Reinsurance and other recoverables	709	385	2,354	3,448	1,955	5,403

Beginning liabilities for unpaid claims and claim adjustment expenses-net	6,357	1,767	3,848	11,972	4,891	16,863

Add provision for unpaid claims and claim adjustment expenses
Current year	1,545	1,239	549	3,333	—	3,333
Prior year	(26)	(23)	34	(15)	286	271

Total provision for unpaid claims and claim adjustment expenses	1,519	1,216	583	3,318	286	3,604
Less payments	(1,156)	(1,121)	(366)	(2,643)	(375)	(3,018)

Ending liabilities for unpaid claims and claim adjustment expenses-net	6,720	1,862	4,065	12,647	4,802	17,449
Reinsurance and other recoverables	590	209	2,061	2,860	1,461	4,321

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$7,310	$2,071	$6,126	$15,507	$6,263	$21,770

Earned premiums	$2,531	$1,858	$782	$5,171	$2	$5,173
Loss and loss expense paid ratio [1]	45.7	60.3	46.9	51.1
Loss and loss expense incurred ratio	60.0	65.5	74.6	64.2
Prior accident year development (pts.)	(1.0)	(1.3)	4.5	(0.3)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

Prior accident year development
Included within prior accident year development for the first and second quarter of 2006 were the following reserve strengthenings (releases):

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Net release of catastrophe loss reserves for 2004 and 2005 hurricanes	$6	$6	$(30)	$(18)	$—	$(18)
Release of Personal Lines auto liability reserves for accident year 2005	—	(31)	—	(31)	—	(31)
Strengthening of Personal Lines auto liability reserves for claims with exposure in excess of policy limits	—	30	—	30	—	30
Other reserve reestimates, net	4	9	—	13	19	32

Total prior accident year development for the three months ended March 31, 2006	10	14	(30)	(6)	19	13

Release of Business Insurance allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005	(38)	—	—	(38)	—	(38)
Release of Personal Lines auto liability reserves for accident year 2003 to 2005	—	(22)	—	(22)	—	(22)
Net release of catastrophe loss reserves for hurricane Katrina	(5)	(7)	—	(12)	—	(12)
Strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior	—	—	45	45	—	45
Strengthening of Specialty Commercial workers’ compensation allocated loss adjustment expense reserves	—	—	20	20	—	20
Effect of Equitas agreement and strengthening of allowance for uncollectible reinsurance	—	—	—	—	243	243
Other reserve reestimates, net	7	(8)	(1)	(2)	24	22

Total prior accident year development for the three months ended June 30, 2006	(36)	(37)	64	(9)	267	258

Total prior accident year development for the six months ended June 30, 2006	$(26)	$(23)	$34	$(15)	$286	$271

During the first and second quarter of 2006, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
•	Released net reserves related to the 2004 and 2005 hurricanes by a total of $18 in the first quarter of 2006, including $16 related to hurricanes Ivan and Jeanne in 2004. In the first quarter of 2006, the Company decreased its estimate of gross and ceded losses incurred on hurricanes Wilma and Rita and increased its estimate of gross and ceded losses incurred on hurricane Katrina. Net loss reserves within Specialty Commercial decreased primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty as well as under the Company’s principal property catastrophe reinsurance program.
•	Released Personal Lines auto liability reserves by $31 for the fourth accident quarter of 2005 as a result of better than expected frequency trends. During the third and fourth quarter of 2005, the Company had reduced the current accident year loss and loss adjustment expense ratio for Personal Lines auto liability claims related to the first three accident quarters of 2005. Favorable frequency for the fourth accident quarter of 2005 emerged during the fourth quarter of 2005. However, the Company did not release reserves at this time, since reserve indications at only three months of development were not reliable. The Company released reserves in the first quarter of 2006 after another three months of development indicated that early indications of reduced frequency were representative of a real trend.

•	Strengthened reserves for personal auto liability claims by $30 due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits. From the Company’s reserve review during the first quarter of 2006, the Company determined that the facts and circumstances necessitated an increase in the reserve estimate.
•	Released Business Insurance allocated loss adjustment expense reserves by $38 for accident years 2003 to 2005, primarily for workers’ compensation business and package business, as a result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expenses for both legal and non-legal expenses. The Company began implementing cost reduction initiatives in late 2003. It was initially uncertain what effect those efforts would have on controlling allocated loss adjustment expenses. During 2004, favorable trends started to emerge, particularly on shorter-tailed auto liability claims, but it was not clear if these trends would be sustained. In early 2005, favorable trends continued and the Company analyzed claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses. During the second quarter of 2005, the Company released allocated loss adjustment expense reserves on shorter-tailed auto liability claims as the favorable trends on shorter-tailed business emerged more quickly and were determined to be reliable. During the second quarter of 2006, the Company determined that the favorable development on package business and workers’ compensation business had become a verifiable trend and, accordingly, reserves were reduced.
•	Released Personal Lines auto liability reserves related to AARP and Other Affinity business by $22. AARP auto liability reserves for accident year 2004 were reduced as a result of favorable loss cost severity trends. AARP auto liability severity, as measured by reported data, began declining in 2005; however, the Company was uncertain whether this trend would prove persistent over time since paid loss data did not support a decline. During the second quarter of 2006, the Company determined that all the metrics supported a decline in severity estimates and, therefore, the Company released reserves. Auto liability reserves for Other Affinity business related to accident years 2003 to 2005 were reduced to recognize favorable developments in loss costs that have emerged since 2004.
•	Released net reserves related to hurricane Katrina by $12 in the second quarter of 2006. Initial reserve estimates for hurricane Katrina were higher because of the difficulty claim adjusters had in accessing the most significantly impacted areas and initially higher estimates of the cost of building materials and contractors due to “demand surge”. As the reported claims have matured, the estimated settlement value of the claims has decreased from the initial estimates.
•	Strengthened Specialty Commercial construction defect claim reserves by $45 for accident years 1997 and prior as a result of an increase in claim severity trends. In 2004, two large construction defects claims were reported, but these were not viewed as an indication of an increase in the severity trend for all claims. In 2005, two more additional large cases were reported. Management performed an expanded review of construction defects claims in the second quarter of 2006. Based on the expanded review and additional reported claim experience, management concluded that reported losses would likely continue at a higher level in the future and this resulted in strengthening the recorded reserves.
•	Strengthened Specialty Commercial workers’ compensation allocated loss adjustment expense reserves by $20 for loss adjustment expense payments expected to emerge after 20 years of development. During 2005, the Company had done an in-depth study of loss payments expected to emerge after 20 years of development. At that time, the assumption was made that allocated loss adjustment expenses for a particular subset of business (primary policies on national accounts business) developed more quickly than allocated loss adjustment expenses for smaller insureds. During the second quarter of 2006, the Company’s reserve review indicated that the development pattern assumption should be adjusted to be more consistent with that for smaller insureds. Because the Company has written very little of this business in recent years, the increase in reserves affects accident years 1995 and prior.
Other Operations
•	During the second quarter of 2006, management reviewed the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. Based on this study and the outcome of an agreement that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, Other Operations recorded prior accident year development of $243. See the “Other Operations” section of the MD&A for further discussion.
Risk Management Strategy
Refer to the MD&A in The Hartford’s 2005 Form 10-K Annual Report for an explanation of Property & Casualty’s risk management strategy.

Florida Citizens Assessments
Citizens Property Insurance Corporation in Florida (“Citizens”) provides property insurance to Florida homeowners and businesses that are unable to obtain insurance from other carriers, including for properties deemed to be “high risk”. Citizens maintains a Personal Lines account, a Commercial Lines account and a High Risk account. If Citizens incurs a deficit in any of these accounts, Citizens may impose a “regular assessment” on other insurance carriers in the state to fund the deficits, subject to certain restrictions and subject to approval by the Florida Office of Insurance Regulation. Carriers are then permitted to surcharge policyholders to recover the assessments over the next few years. Citizens may also opt to finance a portion of the deficits through issuing bonds and may impose “emergency assessments” on other insurance carriers to fund the bond repayments. Unlike with regular assessments, however, insurance carriers only serve as a collection agent for emergency assessments and are not required to remit surcharges for emergency assessments to Citizens until they collect surcharges from policyholders. Under generally accepted accounting principles, the Company is required to accrue for regular assessments in the period the assessments become probable and estimable and the obligating event has occurred. Surcharges to recover the amount of regular assessments may not be recorded as an asset until the related premium is written. Emergency assessments that may be levied by Citizens are not recorded in the income statement.
In the third or fourth quarter of 2006, the Company expects to receive a notice of regular assessments related to the 2005 Florida hurricanes. In the fourth quarter of 2005, the Company accrued an estimated $46 for regular assessments based on estimates of the deficits in each account at the time. In the second quarter of 2006, the Florida legislature approved the use of $715 of state tax revenues to partially offset the deficits in Citizens’ High Risk, Commercial Lines and Personal Lines accounts. During the second quarter of 2006, Citizens’ management also finalized its estimate of the 2004 and 2005 hurricane losses that would be used in calculating the deficits in each account. The estimates of the deficits in the Personal Lines account and Commercial Lines account were lower than previously anticipated by the Company. As a result of these changes in estimates, during the second quarter of 2006 the Company reduced its accrual for Citizens’ assessments by $34, from $46 to $12. The ultimate assessments levied by Citizens could differ from the amounts recorded and any change from the recorded estimate will be recognized in the period the change in estimate is made. The reduction in the amount of the estimated regular assessment also reduces the amount of surcharges that will be billed to policyholders to recoup the assessments in the future.
Reinsurance Placements
The Company’s principal property catastrophe reinsurance program provides coverage, on average, for 88% of up to $675 of property losses from catastrophe events in excess of a retention of $175. The Company also has a fully collateralized layer covering approximately 28% of $150 of property catastrophe losses in excess of an attachment point of $850. Effective June 1, 2006, the Company purchased an additional layer of property catastrophe reinsurance to cover 90% of up to $300 in catastrophe losses in excess of an attachment point of $1 billion for wind and earthquake catastrophe events affecting the northeast of the United States from Virginia to Maine.
Effective July 1, 2006, the Company renewed its treaty covering property catastrophe losses incurred from a single catastrophe event on specialty property business written with national accounts. The renewal treaty provides coverage, on average, for 80% of $150 of losses incurred from a single catastrophe event in excess of a $25 retention. For the treaty year effective July 1, 2005, the treaty covered 95% of $175 of losses incurred from a single catastrophe event in excess of a $10 retention. Given the losses sustained by reinsurers from the 2004 and 2005 hurricanes and the changes being made to the third-party catastrophe loss models for the peril of hurricane, reinsurance pricing continued to increase with the July 1 renewal treaty.
Reinsurance Recoverables
Refer to the MD&A in The Hartford’s 2005 Form 10-K Annual Report for an explanation of Property & Casualty’s reinsurance recoverables.
Premium Measures
Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a GAAP and statutory measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Written and earned premium are recorded net of ceded reinsurance premium. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.

TOTAL PROPERTY & CASUALTY

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Property & Casualty Operating Summary	2006	2005	Change	2006	2005	Change

Earned premiums	$2,607	$2,578	1%	$5,173	$5,085	2%
Net investment income	365	328	11%	722	665	9%
Other revenues [1]	114	115	(1%)	237	227	4%
Net realized capital gains (losses)	(29)	—	—	(24)	48	NM

Total revenues	3,057	3,021	1%	6,108	6,025	1%

Benefits, claims and claim adjustment expenses
Current year	1,705	1,655	3%	3,333	3,235	3%
Prior year	258	33	NM	271	67	NM

Total benefits, claims and claim adjustment expenses	1,963	1,688	16%	3,604	3,302	9%
Amortization of deferred policy acquisition costs	523	498	5%	1,041	990	5%
Insurance operating costs and expenses	107	168	(36%)	248	312	(21%)
Other expenses	178	139	28%	335	298	12%

Total benefits, claims and expenses	2,771	2,493	11%	5,228	4,902	7%

Income before income taxes	286	528	(46%)	880	1,123	(22%)
Income tax expense	70	159	(56%)	240	337	(29%)

Net income [2]	$216	$369	(41%)	$640	$786	(19%)

Net Income (loss)

Ongoing Operations	$340	$388	(12%)	$729	$756	(4%)
Other Operations	(124)	(19)	NM	(89)	30	NM

Total Property & Casualty net income	$216	$369	(41%)	$640	$786	(19%)

[1]	Represents servicing revenue.

[2]	Includes net realized capital gains (losses), after-tax, of ($19) and $0 for the three months ended June 30, 2006 and 2005, respectively, and ($16) and $31 for the six months ended June 30, 2006 and 2005, respectively.
Three months ended June 30, 2006 compared with the three months ended June 30, 2005
Net income decreased $153 as a result of a $48 decrease in Ongoing Operations’ net income and a $105 decrease in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
Six months ended June 30, 2006 compared with the six months ended June 30, 2005
Net income decreased $146 as a result of a $27 decrease in Ongoing Operations’ net income and a $119 decrease in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
ONGOING OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Premium Breakdown	2006	2005	Change	2006	2005	Change

Written Premiums [1]

Business Insurance	$1,276	$1,247	2%	$2,578	$2,485	4%
Personal Lines	1,013	975	4%	1,914	1,839	4%
Specialty Commercial	418	500	(16%)	844	977	(14%)

Total	$2,707	$2,722	(1%)	$5,336	$5,301	1%

Earned Premiums [1]

Business Insurance	$1,268	$1,197	6%	$2,531	$2,347	8%
Personal Lines	939	914	3%	1,858	1,803	3%
Specialty Commercial	399	468	(15%)	782	933	(16%)

Total	$2,606	$2,579	1%	$5,171	$5,083	2%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Earned Premiums
Three and six months ended June 30, 2006 compared with the three and six months ended June 30, 2005
•	Total Ongoing Operations’ earned premiums grew $27 and $88, respectively, for the three and six months ended June 30, 2006, due primarily to growth in Business Insurance and Personal Lines, partially offset by a decrease in Specialty Commercial.

•	For the three and six months ended June 30, 2006, earned premiums grew $71 and $184, respectively, in Business Insurance and grew $25 and $55, respectively, in Personal Lines. The growth was primarily driven by new business premium outpacing non-renewals over the last six months of 2005 and first six months of 2006 and the effect of earned pricing increases in homeowners.

•	Specialty Commercial earned premiums decreased by $69 for the three months ended June 30, 2006, primarily driven by a $74 decrease in casualty and an $18 decrease in property, partially offset by increases in professional liability and bond. Specialty Commercial earned premiums decreased by $151 for the six months ended June 30, 2006, primarily driven by a $146 decrease in casualty and a $39 decrease in property, partially offset by increases in professional liability and bond.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Underwriting Summary
Written premiums	$2,707	$2,722	(1%)	$5,336	$5,301	1%
Change in unearned premium reserve	101	143	(29%)	165	218	(24%)

Earned premiums	2,606	2,579	1%	5,171	5,083	2%
Benefits, claims and claim adjustment expenses
Current year	1,705	1,655	3%	3,333	3,235	3%
Prior year	(9)	(74)	88%	(15)	(68)	78%

Total benefits, claims and claim adjustment expenses	1,696	1,581	7%	3,318	3,167	5%
Amortization of deferred policy acquisition costs	523	498	5%	1,041	990	5%
Insurance operating costs and expenses	107	166	(36%)	245	307	(20%)

Underwriting results	$280	$334	(16%)	$567	$619	(8%)

Net servicing income [1]	12	15	(20%)	30	28	7%
Net investment income	296	258	15%	587	518	13%
Net realized capital gains (losses)	(31)	(6)	NM	(26)	22	NM
Other expenses	(75)	(37)	(103%)	(128)	(96)	(33%)
Income tax expense	(142)	(176)	19%	(301)	(335)	10%

Net income	$340	$388	(12%)	$729	$756	(4%)

Loss and loss adjustment expense ratio
Current year	65.4	64.2	(1.2)	64.4	63.6	(0.8)
Prior year	(0.4)	(2.9)	(2.5)	(0.3)	(1.3)	(1.0)

Total loss and loss adjustment expense ratio	65.1	61.3	(3.8)	64.2	62.3	(1.9)
Expense ratio	24.1	25.6	1.5	24.7	25.4	0.7
Policyholder dividend ratio	0.1	0.2	0.1	0.1	0.2	0.1

Combined ratio	89.3	87.0	(2.3)	89.0	87.8	(1.2)

Catastrophe ratio

Current year	2.8	1.4	(1.4)	2.2	1.4	(0.8)
Prior year	(0.7)	0.3	1.0	(0.7)	0.4	1.1
Total catastrophe ratio	2.1	1.7	(0.4)	1.5	1.8	0.3

Combined ratio before catastrophes	87.1	85.3	(1.8)	87.5	86.0	(1.5)
Combined ratio before catastrophes and prior accident year development	86.9	88.5	1.6	87.1	87.8	0.7

[1]	Net of expenses related to service business.
Net income and operating ratios
Three months ended June 30, 2006 compared to three months ended June 30, 2005
Net income decreased $48 as a result of an $82 decrease in income before income taxes. The $82 decrease in income before income taxes was driven primarily by the following:
•	A $54 decrease in underwriting results with a corresponding increase in the combined ratio of 2.3 points, to 89.3.
•	A $38 increase in other expenses due to an increase in legal expenses in 2006 and favorable bad debt expense in 2005.
•	A $25 increase in net realized capital losses, primarily due to the impairment of fixed maturity investments.
Partially offsetting the decrease in income before income taxes was a $38 increase in net investment income, primarily as a result of a larger investment base due to increased cash flows from underwriting and favorable market value adjustments for certain hedge fund investments.

Underwriting results decreased by $54, primarily due to a $65 decrease in net favorable prior accident year development and a $36 increase in current accident year catastrophe losses, partially offset by a $47 increase in current accident year underwriting results before catastrophes with a corresponding 1.6 point improvement in the combined ratio before catastrophes and prior accident year development, to 86.9.
Net favorable prior accident year reserve development of $9 in 2006 primarily included a $38 release of Business Insurance allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005 and a $22 release of Personal Lines auto liability reserves for accident year 2003 to 2005, partially offset by a $45 strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior. Net favorable reserve development of $74 in 2005 was largely attributable to a $75 reduction of reserves for allocated loss adjustment expenses in Personal Lines. See the “Reserves” section of the MD&A for further discussion of reserve development. Tornadoes and hail storms in the Midwest and windstorms in Texas contributed to the increase in current accident year catastrophe losses.
The 1.6 point improvement in the combined ratio before catastrophe and prior accident year development is primarily due to a 1.5 point improvement in the expense ratio. The 1.5 point improvement in the expense ratio was primarily due to the impact in 2006 and 2005 of changes in the expected assessments from Citizens and a shift to lower commission workers’ compensation business, partially offset by an increase in the cost of AARP marketing initiatives. The three months ended June 30, 2006 benefited from a $34 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the three months ended June 30, 2005 included a charge of $15 for assessments related to the 2004 Florida hurricanes.
Before considering the impact of Citizen’s assessments, current accident year underwriting results before catastrophes increased in Business Insurance and decreased in Personal Lines and Specialty Commercial. The improvement in Business Insurance was due, in part, to favorable non-catastrophe property loss costs and the effect of earned premium growth, partially offset by the effect of a shift to workers’ compensation business which has a higher loss and loss adjustment expense ratio. The decrease in Personal Lines was due to an increase in non-catastrophe property loss costs, partially offset by a lower loss and loss adjustment expense ratio for auto liability claims and the effect of earned premium growth. Current accident year underwriting results before catastrophes decreased in Specialty Commercial, primarily due to lower property earned premium and an increase in the loss and loss adjustment expense ratio for professional liability business.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
Net income decreased $27 as a result of a $61 decrease in income before income taxes. The $61 decrease in income before income taxes was driven primarily by the following:
•	A $52 decrease in underwriting results with a corresponding increase in the combined ratio of 1.2 points, to 89.0.
•	A $32 increase in other expenses due to an increase in legal expenses in 2006 and favorable bad debt expense in 2005.
•	Net realized capital losses were $26 in 2006 compared to net realized gains of $22 in 2005. Net realized capital losses in 2006 were primarily due to the impairment of fixed maturity investments.
Partially offsetting the decrease in net income was a $69 increase in net investment income, primarily as a result of a larger investment base due to increased cash flows from underwriting and favorable market value adjustments for certain hedge fund investments, partially offset by a decrease in income from investments in limited partnerships.
Underwriting results decreased by $52, primarily due to a $53 decrease in net favorable prior accident year development and a $44 increase in current accident year catastrophe losses, partially offset by a $45 increase in current accident year underwriting results before catastrophes with a corresponding 0.7 point decrease in the combined ratio before catastrophes and prior accident year development to 87.1.
Net favorable prior accident year reserve development of $15 in 2006 primarily included a $38 release of Business Insurance allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005 and a $30 reduction in catastrophe reserves related to the 2005 hurricanes, partially offset by a $45 strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior. Net favorable reserve development of $68 in 2005 was largely attributable to a $95 reduction of reserves for allocated loss adjustment expenses in Personal Lines, partially offset by a $33 increase in reserves related to the third quarter 2004 hurricanes. See the “Reserves” section of the MD&A for further discussion of reserve development. Tornadoes and hail storms in the Midwest and windstorms in Texas contributed to the increase in current accident year catastrophe losses.
The 0.7 point improvement in the combined ratio before catastrophe and prior accident year development is primarily due to the impact in 2006 and 2005 of changes in the expected assessments from Citizens and a shift to lower commission workers’ compensation business, partially offset by an increase in the cost of AARP marketing initiatives. The six months ended June 30, 2006 benefited from a $34 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the six months ended June 30, 2005 included a charge of $15 for assessments related to the 2004 Florida hurricanes.

Before considering the impact of Citizen’s assessments, current accident year underwriting results before catastrophes increased in Business Insurance, decreased in Specialty Commercial and remained relatively flat in Personal Lines. The improvement in Business Insurance was due, in part, to favorable non-catastrophe property loss costs and the effect of earned premium growth, partially offset by the effect of a shift to workers’ compensation business which has a higher loss and loss adjustment expense ratio. With Personal Lines, an increase in non-catastrophe property loss costs was offset by a lower loss and loss adjustment expense ratio for auto liability claims and the effect of earned premium growth. Current accident year underwriting results before catastrophes decreased in Specialty Commercial, primarily due to lower property earned premium and an increase in the loss and loss adjustment expense ratio for property and professional liability business.
BUSINESS INSURANCE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Written Premiums [1]

Small Commercial	$684	$642	7%	$1,405	$1,300	8%
Middle Market	592	605	(2%)	1,173	1,185	(1%)

Total	$1,276	$1,247	2%	$2,578	$2,485	4%

Earned Premiums [1]

Small Commercial	$656	$609	8%	$1,299	$1,181	10%
Middle Market	612	588	4%	1,232	1,166	6%

Total	$1,268	$1,197	6%	$2,531	$2,347	8%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Three and six months ended June 30, 2006 compared with the three and six months ended June 30, 2005
Earned premiums for the Business Insurance segment increased $71 and $184, respectively, for the three and six months ended June 30, 2006. The increase was primarily due to new business growth outpacing non-renewals in both small commercial and middle market over the last six months of 2005 and first six months of 2006, partially offset by the effect of a decrease in earned pricing increases in small commercial and earned pricing decreases in middle market.
•	Growth in small commercial earned premium was driven primarily by earned premium growth in workers’ compensation and package business for both Select Xpand and traditional Select business. Before the impacts of written pricing changes, premium renewal retention for small commercial increased from 85% to 86% for the three months ended June 30, 2006 and from 86% to 87% for the six months ended June 30, 2006. New business written premium for small commercial decreased by $5 for the three months ended June 30, 2006 and by $19 for the six months ended June 30, 2006. The decrease was primarily related to lower production of new workers’ compensation and package policies.

•	Growth in middle market earned premium was driven primarily by growth in workers’ compensation and marine earned premium. New business written premium for middle market decreased by $40 for the three months ended June 30, 2006 and decreased by $60 for the first six months of 2006. Most of the decrease related to workers’ compensation business, which was primarily due to increased competition. Before the impacts of written pricing changes, premium renewal retention for middle market remained relatively flat for both the three and six months ended June 30, 2006, at 83% for the three month period and 84% for the six month period.
For both the three and six months ended June 30, 2006, earned pricing increased 1% for small commercial and decreased by 5% for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes for the six months ended June 30, 2006 primarily reflect written pricing changes from the last six months of 2005 and the first six months of 2006.
•	Written pricing for small commercial increased 1% for the last six months of 2005 and the first six months of 2006.

•	Written pricing for middle market decreased by 5% for the last six months of 2005 and 3% for the first six months of 2006.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Underwriting Summary
Written premiums	$1,276	$1,247	2%	$2,578	$2,485	4%
Change in unearned premium reserve	8	50	(84%)	47	138	(66%)

Earned premiums	1,268	1,197	6%	2,531	2,347	8%
Benefits, claims and claim adjustment expenses
Current year	778	722	8%	1,545	1,411	9%
Prior year	(36)	(8)	NM	(26)	—	—

Total benefits, claims and claim adjustment expenses	742	714	4%	1,519	1,411	8%
Amortization of deferred policy acquisition costs	294	284	4%	586	564	4%
Insurance operating costs and expenses	35	58	(40%)	95	113	(16%)

Underwriting results	$197	$141	40%	$331	$259	28%

Loss and loss adjustment expense ratio
Current year	61.3	60.2	(1.1)	61.0	60.1	(0.9)
Prior year	(2.8)	(0.6)	2.2	(1.0)	—	1.0

Total loss and loss adjustment expense ratio	58.5	59.6	1.1	60.0	60.2	0.2
Expense ratio	25.7	28.4	2.7	26.7	28.6	1.9
Policyholder dividend ratio	0.3	0.2	(0.1)	0.2	0.2	—

Combined ratio	84.5	88.2	3.7	86.9	89.0	2.1
Catastrophe ratio

Current year	1.9	0.6	(1.3)	1.5	0.7	(0.8)

Prior year	(0.3)	—	0.3	0.1	0.4	0.3

Total catastrophe ratio	1.6	0.6	(1.0)	1.6	1.1	(0.5)

Combined ratio before catastrophes	82.9	87.6	4.7	85.3	87.9	2.6
Combined ratio before catastrophes and prior accident year development	85.4	88.2	2.8	86.4	88.3	1.9

Underwriting results and ratios
Three months ended June 30, 2006 compared with the three months ended June 30, 2005
Underwriting results increased $56, with a corresponding 3.7 point decrease in the combined ratio to 84.5. The net increase in underwriting results was principally driven by the following factors:
•	A $38 reduction in allocated loss adjustment expense reserves recorded in 2006, primarily for workers’ compensation and package business related to accident years 2003 to 2005.
•	A $45 increase in current accident year underwriting results, primarily due to a 2.8 point decrease in the combined ratio before catastrophes and prior accident year development to 85.4 and, to a lesser extent, earned premium growth at a combined ratio less than 100.0.
•	A $5 reduction in net catastrophe reserves recorded in 2006, related to hurricane Katrina in 2005.
Partially offsetting the increase in underwriting results were the following factors:
•	A $17 increase in current accident year catastrophe losses, principally due to more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas.
•	A $15 reduction of prior accident year allocated loss adjustment expense reserves recorded in 2005.
The 2.8 point improvement in the combined ratio before catastrophes and prior accident year development was primarily due to a 2.7 point improvement in the expense ratio. The expense ratio decreased by 2.7 points primarily due to an $18 reduction in 2006 of the estimated assessment owed to Citizens related to the 2005 Florida hurricanes and a shift to lower commission workers’ compensation business. Before catastrophes, the current accident year loss and loss adjustment expense ratio improved slightly as a decrease in severity of non-catastrophe property loss costs in middle market and small commercial was largely offset by the effect of a shift to workers’ compensation business which has a higher loss and loss adjustment expense ratio.
Six months ended June 30, 2006 compared with the six months ended June 30, 2005
Underwriting results increased by $72, with a corresponding 2.1 point decrease in the combined ratio to 86.9. The net increase in underwriting results was principally driven by the following factors:
•	A $38 reduction in allocated loss adjustment expense reserves recorded in 2006, primarily for workers’ compensation and package business related to accident years 2003 to 2005.

•	A $20 strengthening of reserves related to the 2004 hurricanes recorded in 2005.
•	A $69 improvement in current accident year underwriting results, primarily due to a 1.9 point decrease in the combined ratio before catastrophes and prior accident year development, to 86.4 and, to a lesser extent, earned premium growth at a combined ratio less than 100.0.
Partially offsetting these improvements were the following factors:
•	A $25 reduction of prior accident year reserves for allocated loss adjustment expenses recorded in 2005.
•	A $23 increase in current accident year catastrophes losses, principally due to more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas.
The 1.9 point improvement in the combined ratio before catastrophes and prior accident year development was primarily due to a 1.9 point improvement in the expense ratio. The expense ratio decreased by 1.9 points primarily due to an $18 reduction in 2006 of the estimated assessment owed to Citizens related to the 2005 Florida hurricanes and a shift to lower commission workers’ compensation business. Before catastrophes, the current accident year loss and loss adjustment expense ratio was flat as a decrease in severity of non-catastrophe property loss costs in middle market and small commercial was offset by the effect of a shift to workers’ compensation business which has a higher loss and loss adjustment expense ratio.
Outlook
For the 2006 full year, management expects the Business Insurance segment to achieve mid-single-digit written premium growth, consistent with the written premium growth achieved for the first six months of the year. In both small commercial and middle market, the Company plans to continue to broaden its relationships with key agencies to increase new business, maintain renewal retention and expand market share in targeted states. In small commercial, the Company expects to generate high single-digit written premium growth, in part, through the use of customized pricing, more sophisticated pricing models and automated underwriting decision making tools and increasing its underwriting appetite within certain industries and risks. Within middle market, the Company expects flat written premium growth for the second half of the year and the full year 2006. The Company will continue to focus on managing its mix of business in middle market as well as protecting its renewals.
Written pricing trends in 2006 have been affected by increased competition as evidenced by moderating written pricing increases in small commercial and written pricing decreases in middle market over the first six months of 2006. In the six months ended June 30, 2006, loss costs for non-catastrophe property business decreased in both small commercial and middle market, due largely to favorable claim severity. However, property loss costs are expected to be less favorable for the remainder of 2006 as claim severity is expected to be less favorable and claim frequency is expected to increase slightly. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the high 80’s for the 2006 full year, slightly higher than the combined ratio before catastrophes and prior accident year development of 86.4 for the first six months of 2006.

PERSONAL LINES

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Premium Breakdown	2006	2005	Change	2006	2005	Change

Written Premiums [1]
Business Unit
AARP	$678	$635	7%	$1,267	$1,185	7%
Other Affinity	22	28	(21%)	47	57	(18%)
Agency	283	267	6%	533	499	7%
Omni	30	45	(33%)	67	98	(32%)

Total	$1,013	$975	4%	$1,914	$1,839	4%

Product Line
Automobile	$735	$720	2%	$1,425	$1,392	2%
Homeowners	278	255	9%	489	447	9%

Total	$1,013	$975	4%	$1,914	$1,839	4%

Earned Premiums [1]

Business Unit
AARP	$612	$579	6%	$1,207	$1,139	6%
Other Affinity	25	31	(19%)	52	62	(16%)
Agency	266	252	6%	524	494	6%
Omni	36	52	(31%)	75	108	(31%)

Total	$939	$914	3%	$1,858	$1,803	3%

Product Line
Automobile	$695	$684	2%	$1,381	$1,358	2%
Homeowners	244	230	6%	477	445	7%

Total	$939	$914	3%	$1,858	$1,803	3%

Combined Ratios
Automobile	92.2	81.5	(10.7)	92.7	85.5	(7.2)
Homeowners	70.4	73.1	2.7	72.4	73.4	1.0

Total	86.6	79.4	(7.2)	87.5	82.5	(5.0)

Policies in force				3,698,750	3,561,694

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Earned premiums for the Personal Lines segment increased $25 and $55, respectively, for the three and six months ended June 30, 2006, due primarily to earned premium growth in both AARP and Agency, partially offset by a reduction in Other Affinity and Omni.
•	AARP earned premium grew $33 and $68, respectively, for the three and six months ended June 30, 2006, reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings in both auto and homeowners.

•	Agency earned premium grew $14 and $30, respectively, for the three and six months ended June 30, 2006, primarily as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2004. Dimensions allows Personal Lines to write a broader class of risks.

•	Omni earned premium decreased by $16 and $33, respectively, for the three and six months ended June 30, 2006, because of a strategic decision to limit non-standard writings to fewer geographic areas that better fit with the Company’s marketing plans and resource deployment. In July 2006, the Company reached an agreement to sell Omni and exit the non-standard auto business. Refer to the Outlook section that follows for further discussion.
The earned premium growth in AARP and Agency was primarily due to new business written premium outpacing non-renewals over the last six months of 2005 and the first six months of 2006 and to earned pricing increases in homeowners for both AARP and Agency.
Auto earned premium grew $11 and $23, respectively, for the three and six months ended June 30, 2006, primarily from growth in AARP and Agency, offset by a decline in Omni and Other Affinity auto business. Before considering the decline in Omni and Other Affinity business, auto earned premium grew $35, or 5%, for the three months ended June 30, 2006 and $73, or 6%, for the six months ended June 30, 2006. Homeowners’ earned premium grew $14 and $32, respectively, for the three and six months ended June 30, 2006, due to growth in AARP and Agency business. Consistent with the growth in earned premium, the number of policies in force has increased in auto and homeowners from 2,196,826 and 1,364,868, respectively, as of June 30, 2005, to 2,277,520 and 1,421,230, respectively, as of June 30, 2006. The growth in policies in force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.

Auto new business written premium was $113 and $223, respectively, for the three and six months ended June 30, 2006, up $7 and $8, respectively, from the corresponding periods in 2005. The modest increase in new business written premium was primarily due to an increase in AARP new business, partially offset by a decrease in Omni new business. Homeowners’ new business written premium was $44 and $76, respectively, for the three and six months ended June 30, 2006, up $11 and $17, respectively, from the corresponding periods in 2005. The increase in homeowners’ new business written premium was due to an increase in both AARP and Agency new business.
Premium renewal retention for auto remained flat at 87% for both the three and six months ended June 30, 2006, with retention in AARP, Agency and Omni consistent with the prior year. Premium renewal retention for homeowners increased slightly, from 94% to 95%, for the three and six months ended June 30, 2006, primarily driven by increased retention in AARP homeowners, partially offset by decreased retention in Agency. Before the effect of changes in written pricing, premium retention for homeowners increased from 87% to 91% for the three months ended June 30, 2006 and from 89% to 91% for the six months ended June 30, 2006, driven largely by increased retention of AARP business.
Earned pricing for automobile decreased 1% for the three and six months ended June 30, 2006, compared to earned pricing increases of 1% in three months ended June, 30 2005 and 2% in the six months ended June 30, 2005. For homeowners’ business, earned pricing increases were 5% in the three and six months ended June 30, 2006, down from 7% in the three and six months ended June 30, 2005. The trend in earned pricing during the three and six months ended June 30, 2006 was a reflection of the following written pricing changes from 2005 to 2006:
•	Written pricing for automobile was flat in the last six months of 2005 and the first six months of 2006.

•	Written pricing for homeowners increased 5% in the last six months of 2005 and increased 4% in first six months of 2006.
Auto written pricing decreases are driven by an extended period of favorable results factoring into the rate setting process. Homeowners written pricing continues to increase moderately due to insurance to value increases.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2006	2005	Change	2006	2005	Change

Written premiums	$1,013	$975	4%	$1,914	$1,839	4%
Change in unearned premium reserve	74	61	21%	56	36	56%

Earned premiums	939	914	3%	1,858	1,803	3%
Benefits, claims and claim adjustment expenses
Current year	650	603	8%	1,239	1,180	5%
Prior year	(37)	(94)	61%	(23)	(105)	78%

Total benefits, claims and claim adjustment expenses	613	509	20%	1,216	1,075	13%
Amortization of deferred policy acquisition costs	156	144	8%	309	287	8%
Insurance operating costs and expenses	44	73	(40%)	101	126	(20%)

Underwriting results	$126	$188	(33%)	$232	$315	(26%)

Loss and loss adjustment expense ratio
Current year	69.4	65.9	(3.5)	66.7	65.4	(1.3)
Prior year	(4.0)	(10.3)	(6.3)	(1.3)	(5.8)	(4.5)

Total loss and loss adjustment expense ratio	65.4	55.6	(9.8)	65.5	59.6	(5.9)
Expense ratio	21.2	23.8	2.6	22.0	22.9	0.9

Combined ratio	86.6	79.4	(7.2)	87.5	82.5	(5.0)
Catastrophe ratio

Current year	4.8	2.2	(2.6)	3.7	2.1	(1.6)
Prior year	(1.2)	0.1	1.3	(0.3)	0.3	0.6

Total catastrophe ratio	3.6	2.4	(1.2)	3.4	2.4	(1.0)

Combined ratio before catastrophes	83.0	77.0	(6.0)	84.1	80.1	(4.0)
Combined ratio before catastrophes and prior accident year development	85.7	87.5	1.8	85.0	86.2	1.2

Other revenues [1]	$33	$29	14%	$66	$59	12%

[1]	Represents servicing revenues.
Underwriting results and ratios
Three months ended June 30, 2006 compared to the three months ended June 30, 2005
Underwriting results decreased by $62, with a corresponding 7.2 point increase in the combined ratio to 86.6. The net decrease in underwriting results was principally driven by the following factors:
•	A $75 reduction in prior accident year reserves for allocated loss adjustment expenses and a $20 reduction in prior accident year reserves for auto liability claims recorded in 2005.

•	A $25 increase in current accident year catastrophe losses, principally due to more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas.
Partially offsetting the decrease in underwriting results were the following factors:
•	A $22 reduction in prior accident year reserves recorded in 2006 for AARP and Other Affinity auto liability claims related to accident years 2003 to 2005.

•	A $20 increase in current accident year underwriting results before catastrophes, primarily due to a 1.8 point decrease in the combined ratio before catastrophes and prior accident year development to 85.7 and, to a lesser extent, earned premium growth at a combined ratio less than 100.0.

•	A $7 reduction in prior accident year catastrophe reserves for hurricane Katrina recorded in 2006.
The 1.8 point improvement in the combined ratio before catastrophes and prior accident year development was primarily due to a 2.6 point decrease in the expense ratio, partially offset by a higher current year loss and loss adjustment expense ratio before catastrophes. The 2.6 point improvement in the expense ratio was primarily due to the impact in 2006 and 2005 of changes in the expected assessments from Citizens, partially offset by an increase in the cost of AARP marketing initiatives to drive new business growth. The three months ended June 30, 2006 benefited from a $16 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the three months ended June 30, 2005 included a charge of $13 for assessments related to the 2004 Florida hurricanes. Non-catastrophe current accident year loss costs increased primarily due to an increase in non-catastrophe property loss costs in auto and homeowners, partially offset by a lower current accident year loss and loss adjustment expense ratio for auto liability claims. For homeowners’ business, increased claim frequency and severity in Agency and increased claim frequency in AARP contributed to the total increase in non-catastrophe property loss costs.
Six months ended June 30, 2006 compared to the six months ended June 30, 2005
Underwriting results decreased by $83, with a corresponding 5.0 point increase in the combined ratio to 87.5. The net decrease in underwriting results was principally driven by the following factors:
•	A $95 reduction in prior accident year reserves for allocated loss adjustment expenses and a $20 reduction in prior accident year reserves for liability claims recorded in 2005.

•	A $30 strengthening of reserves for personal auto liability claims due to an increase in estimated severity on claims where the company is exposed to losses in excess of policy limits.

•	A $30 increase in current accident year catastrophe losses, principally due to more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas.
Partially offsetting the decrease in underwriting results were the following factors:
•	A $31 reduction in prior accident year reserves for auto liability claims recorded in 2006 for accident year 2005 as a result of better than expected frequency trends on these claims.

•	A $22 reduction of prior accident year reserves recorded in 2006 for AARP and Other Affinity auto liability claims related to accident years 2003 to 2005.

•	A $29 increase in current accident year underwriting results, primarily due to a 1.2 point decrease in the combined ratio before catastrophes and prior accident year development to 85.0 and, to a lesser extent, earned premium growth at a combined ratio less than 100.0.

•	A $9 increase in prior accident year catastrophe loss reserves recorded in 2005 for the third quarter 2004 hurricanes.
The 1.2 point improvement in the combined ratio before catastrophes and prior accident year development was primarily due to a 0.9 point decrease in the expense ratio. The expense ratio decreased by 0.9 points, to 22.0, primarily due to the impact in 2006 and 2005 of changes in the expected assessments from Citizens, partially offset by an increase in the cost of AARP marketing initiatives to drive new business growth. The six months ended June 30, 2006 benefited from a $16 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the six months ended June 30, 2005 included a charge of $13 for assessments related to the 2004 Florida hurricanes. Non-catastrophe current accident year loss costs improved slightly, primarily due to a lower current accident year loss and loss adjustment expense ratio for auto liability claims, partially offset by an increase in non-catastrophe property loss costs in auto and homeowners. For homeowners’ business, increased claim frequency and severity in Agency and increased claim frequency in AARP contributed to the total increase in non-catastrophe property loss costs.
Outlook
Consistent with written premium growth in the first six months of 2006, management expects the Personal Lines segment to deliver written premium growth in the mid-single digits for the full year and the second half of the year, including growth from both AARP and Agency. Within the AARP business, growth is expected through an increase in marketing to AARP members. Within the Agency business, growth is expected through refinement of the Dimensions class plans, expansion of product breadth and an increase in the number of new agency appointments.

Strong underwriting profitability within the past couple of years has intensified the level of competition, putting downward pressure on rates, particularly in auto. For auto, written pricing during the first six months 2006 was flat and, for homeowners, written pricing increases in the mid-single digits during the first six months of 2006 were lower than they had been in 2005. Loss costs in homeowners for the last six months of 2006 are expected to continue to increase. While the current accident year loss and loss adjustment expense ratio for auto was favorable during the first six months of 2006 compared to the first six months of 2005, the loss and loss adjustment expense ratio for auto may be less favorable in the second half of 2006 since the Company began recognizing favorable trends in auto liability frequency in its current accident year loss ratio during the third quarter of 2005. Based on earned pricing and loss cost trends, the Company expects a 2006 combined ratio before catastrophes and prior accident year development in the high-80’s for the 2006 calendar year, higher than the combined ratio before catastrophes and prior accident year development of 85.0 for the first six months of 2006.
In July 2006, the Company agreed to sell its non-standard auto insurance business, Omni Insurance Group, Inc. (“Omni”). Under the terms of the agreement, the Company will receive sales proceeds, subject to adjustment, of approximately $100. The Company expects the sale to be completed in the fourth quarter of 2006, pending regulatory approval, and to result in an after-tax gain, primarily due to income tax benefits arising from the transaction. The after-tax gain is not expected to be material to results of operations and the ultimate amount will be based on an audit of the closing date balance sheet. As part of this agreement, the Company continues to be obligated for certain extra contractual liability claims and for claims and expenses arising from all business written in the states of California and New York. Subject to regulatory constraints, as soon as practicable after the closing, no new and renewal non-standard business will be written in California or New York. The Company believes that exiting the traditional non-standard auto insurance business will streamline its operations and help the Company align its resources towards achieving core business objectives.
In the three and six month periods ended June 30, 2006, Omni had earned premium of $36 and $75. As of June 30, 2006, Personal Lines segment assets and liabilities related to the Omni business being sold totaled approximately $291 and $180, respectively. The Company does not expect the sale of Omni will significantly affect its full year outlook of Personal Lines written premium growth or the combined ratio before catastrophes and prior accident year development.
SPECIALTY COMMERCIAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Written Premiums [1]	2006	2005	Change	2006	2005	Change

Property	$69	$75	(8%)	$112	$141	(21%)
Casualty	139	239	(42%)	328	481	(32%)
Bond	63	59	7%	119	111	7%
Professional Liability	111	89	25%	212	165	28%
Other	36	38	(5%)	73	79	(8%)

Total	$418	$500	(16%)	$844	$977	(14%)

Earned Premiums [1]
Property	$54	$72	(25%)	$109	$148	(26%)
Casualty	147	221	(33%)	289	435	(34%)
Bond	58	52	12%	115	101	14%
Professional Liability	102	84	21%	199	166	20%
Other	38	39	(3%)	70	83	(16%)

Total	$399	$468	(15%)	$782	$933	(16%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Earned premiums for the Specialty Commercial segment decreased by $69 and $151, respectively, for the three and six months ended June 30, 2006, due to decreases in property, casualty and other earned premiums, partially offset by increases in bond and professional liability earned premiums.
•	Property earned premium decreased $18 and $39, respectively, for the three and six months ended June 30, 2006, primarily due to a decrease in new business and renewals in the latter half of 2005 and the first six months of 2006 as well as the effect of an increase in reinsurance costs for 2006 treaties and additional catastrophe reinsurance purchased in the fourth quarter of 2005. The reduction in new business and renewals reflects a decision to reduce catastrophe loss exposures in certain geographic areas and a determination that, despite rate increases, rates on some business opportunities were not adequate. Partially offsetting the decrease in earned premium was the effect of specialty property rate increases, reflecting a hardening of the market after the 2005 hurricanes.

•	Casualty earned premiums decreased by $74 and $146, respectively, for the three and six months ended June 30, 2006, primarily because of the non-renewal of a single captive insurance program and a decline in new business written premium growth in the first quarter of 2006, partially offset by the effect of earned pricing increases. The single captive insurance program accounted for earned premium of $86 and $168, respectively, during the three and six months ended June 30, 2005.

•	Bond earned premium grew $6 and $14, respectively, for the three and six months ended June 30, 2006, due primarily to a decrease in the portion of risks ceded to outside reinsurers and new business growth in commercial and contract surety business that was primarily driven by an increase in the number of bonds issued to existing accounts.

•	Professional liability earned premium increased $18 and $33, respectively, for the three and six months ended June 30, 2006, primarily due to a decrease in the portion of risks ceded to outside reinsurers and new business growth in middle market and small commercial business, partially offset by earned pricing decreases.

•	Within the “other” category, earned premium was relatively flat for the three months ended June 30, 2006 and decreased by $13 for the six months ended June 30, 2006. The “other” category of earned premiums includes premiums assumed and ceded under inter-segment arrangements and co-participations. For the six months ended June 30, 2006, an increase in the allocation of ceded premiums to Specialty Commercial more than offset premiums assumed. Under an inter-segment arrangement, beginning in the first quarter of 2006, the Company allocated more of the premiums ceded under the principal property catastrophe reinsurance program to Specialty Commercial and less to Business Insurance and Personal Lines.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2006	2005	Change	2006	2005	Change

Written premiums	$418	$500	(16%)	$844	$977	(14%)
Change in unearned premium reserve	19	32	(41%)	62	44	41%

Earned premiums	399	468	(15%)	782	933	(16%)
Benefits, claims and claim adjustment expenses
Current year	277	330	(16%)	549	644	(15%)
Prior year	64	28	129%	34	37	(8%)

Total benefits, claims and claim adjustment expenses	341	358	(5%)	583	681	(14%)
Amortization of deferred policy acquisition costs	73	70	4%	146	139	5%
Insurance operating costs and expenses	28	35	(20%)	49	68	(28%)

Underwriting results	$(43)	$5	NM	$4	$45	(91%)

Loss and loss adjustment expense ratio
Current year	69.4	70.9	1.5	70.2	69.0	(1.2)
Prior year	15.9	5.8	(10.1)	4.5	3.9	(0.6)

Total loss and loss adjustment expense ratio	85.3	76.7	(8.6)	74.6	72.9	(1.7)
Expense ratio	25.8	21.7	(4.1)	24.8	21.8	(3.0)
Policyholder dividend ratio	(0.1)	0.4	0.5	0.2	0.4	0.2

Combined ratio	111.0	98.8	(12.2)	99.6	95.1	(4.5)

Catastrophe ratio

Current year	1.0	2.0	1.0	0.8	1.7	0.9
Prior year	(0.4)	1.3	1.7	(4.0)	0.7	4.7
Total catastrophe ratio	0.6	3.3	2.7	(3.2)	2.4	5.6

Combined ratio before catastrophes	110.4	95.5	(14.9)	102.7	92.7	(10.0)
Combined ratio before catastrophes and prior accident year development	94.0	91.0	(3.0)	94.3	89.5	(4.8)
Other revenues [1]	$81	$86	(6%)	$171	$168	2%

[1]	Represents servicing revenues.
Underwriting results and ratios
Three months ended June 30, 2006 compared to the three months ended June 30, 2005
Underwriting results decreased by $48, with a corresponding 12.2 point increase in the combined ratio to 111.0. The decrease in underwriting results was principally driven by the following factors:
•	A $45 strengthening of prior accident year reserves for construction defect claims on casualty business recorded in 2006 for accident years 1997 and prior.

•	A $20 strengthening in 2006 of prior accident year allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development.

•	An $18 decrease in current accident year underwriting results before catastrophes, with a corresponding 3.0 point increase in the combined ratio before catastrophes and prior accident year development, from 91.0 to 94.0.
Partially offsetting the decrease in underwriting results were the following factors:
•	A $6 decrease in current accident year catastrophe losses.

•	$28 of net reserve strengthening in the second quarter of 2005, including a $20 strengthening of prior accident year reserves on large deductible workers’ compensation policies written from 1999 to 2001.

The $18 decrease in current accident year underwriting results before catastrophes is primarily due to a decrease in current accident year underwriting results in professional liability business, driven by a higher current accident year loss and loss adjustment expense ratio. The higher current accident year loss and loss expense ratio for professional liability reflects higher expected loss costs on directors’ and officers’ insurance claims and earned pricing decreases. The 4.1 point increase in the expense ratio was primarily due to the decrease in property earned premium and a reduction in ceding commissions on professional liability business.
Six months ended June 30, 2006 compared to the six months ended June 30, 2005
Underwriting results decreased by $41, with a corresponding 4.5 point increase in the combined ratio to 99.6. The decrease in underwriting results was principally driven by the following factors:
•	A $45 strengthening of prior accident year reserves for construction defects claims on casualty business recorded in 2006 for accident years 1997 and prior.

•	A $20 strengthening in 2006 of prior accident year allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development.

•	A $53 decrease in current accident year underwriting results before catastrophes, with a 4.8 point increase in the combined ratio before catastrophes and prior accident year development, from 89.5 to 94.3.
Partially offsetting the decrease in underwriting results were the following factors:
•	A $30 reduction in prior accident year loss reserves related to the 2005 hurricanes recorded in 2006, including a $20 reduction in net losses related to hurricane Katrina, despite a $24 increase in the gross loss estimate for hurricane Katrina. The decrease in net catastrophe loss reserves was primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty covering national account business as well as under the Company’s principal property catastrophe reinsurance program. Under the provisions of an inter-segment reinsurance arrangement, a portion of the recoveries from the Company’s principal property catastrophe reinsurance program related to the reserve strengthening were allocated to Specialty Commercial.

•	$37 of net prior accident year reserve strengthening in the first six months of 2005, including a $20 strengthening of reserves on large deductible workers’ compensation policies written from 1999 to 2001.

•	A $9 decrease in current accident year catastrophe losses.
The $53 decrease in underwriting results before catastrophes and prior accident year development is primarily due to a decrease in current accident year results before catastrophes for property and professional liability business and an increase in the allocation to Specialty Commercial of premiums ceded under the Company’s principal property catastrophe reinsurance program. An increase in non-catastrophe property claim frequency and severity and lower earned premium contributed to the reduction in current accident year underwriting results for the property business. Reduced direct premium writings and higher reinsurance costs contributed to the decrease in property earned premium. An increase in the current accident year loss and loss adjustment expense ratio for directors’ and officer’s insurance and earned pricing decreases contributed to the reduction in current accident year underwriting results for professional liability. The 3.0 point increase in the expense ratio was primarily due to the decrease in property earned premium and a reduction in ceding commissions on professional liability business.
Outlook
Specialty Commercial is comprised of businesses that provide specialized or customized products within niche markets and the Company will grow opportunistically where risks are adequately priced to achieve targeted returns. While written premium declined during the first six months of 2006, management expects Specialty Commercial written premium to increase in the last six months of 2006, resulting in a mid-single digit decrease in full year 2006 written premium. The increase in written premium for the last six months of 2006 is expected to come from an increase in property and professional liability written premium, partially offset by a decrease in casualty written premium.
While management expects property written premium to increase in the last six months of 2006, property written premium for the first six months of 2006 was down 21% from the first six months of 2005 as the effect of direct written pricing increases was more than offset by a decline in new business growth and lower written premium renewal retention. During the first six months of 2006, written pricing decreased in casualty and professional liability and was relatively flat in bond. Management expects a combined ratio before catastrophes and prior accident year development for the full year 2006 and second half of 2006 in the low 90’s. However, the combined ratio before catastrophes and prior accident year development may be higher than that if non-catastrophe property loss costs or reinsurance costs increase more than anticipated. In addition, the level of catastrophe losses may have a significant impact on Specialty Commercial’s underwriting results, due to specialty property exposures in catastrophe-prone areas.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Written premiums	$2	$—	—	$2	$2	—
Change in unearned premium reserve	1	1	—	—	—	—

Earned premiums	1	(1)	NM	2	2	—
Benefits, claims and claim adjustment expenses
Current year	—	—	—	—	—	—
Prior year	267	107	150%	286	135	112%

Total benefits, claims and claim adjustment expenses	267	107	150%	286	135	112%
Amortization of deferred policy acquisition costs	—	—	—	—	—	—
Insurance operating costs and expenses	—	2	(100%)	3	5	(40%)

Underwriting results	$(266)	$(110)	(142)%	$(287)	$(138)	(108%)
Net investment income	69	70	(1%)	135	147	(8%)
Net realized capital gains	2	6	(67%)	2	26	(92%)
Other (expenses) income	(1)	(2)	50%	—	(3)	100%
Income tax (expense) benefit	72	17	NM	61	(2)	NM

Net income	$(124)	$(19)	NM	$(89)	$30	NM

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
Net Income
Three months ended June 30, 2006 compared to the three months ended June 30, 2005
Net income for the three months ended June 30, 2006 decreased $105 compared to the prior year period, driven by the following:
•	A $156 decrease in underwriting results, primarily due to a $160 increase in prior year loss development. Reserve development in the three months ended June 30, 2006 included a $243 reduction in net reinsurance recoverables as a result of the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment, and $12 of reserve strengthening for assumed reinsurance. For the comparable three month period ended June 30, 2005, reserve development included $73 of reserve strengthening for assumed reinsurance, and a $20 increase in the allowance for uncollectible reinsurance.

•	A $55 increase in income tax benefit, reflecting a decrease in income before taxes.
Six months ended June 30, 2006 compared to the six months ended June 30, 2005
Net income for the six months ended June 30, 2006 decreased $119 compared to the prior year period, driven by the following:
•	A $149 decrease in underwriting results, primarily due to a $151 increase in prior year loss development. Reserve development in the six months ended June 30, 2006 included a $243 reduction in net reinsurance recoverables as a result of the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment, and $12 of reserve strengthening for assumed reinsurance. For the comparable six month period ended June 30, 2005, reserve development included $85 of reserve strengthening for assumed reinsurance, and a $20 increase in the allowance for uncollectible reinsurance.

•	A $12 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net claims and claim adjustment expenses paid. Other Operations’ net investment income includes income earned on the separate portfolios of Heritage Holdings, and its subsidiaries, and on the Hartford Fire invested asset portfolio, which is allocated between Ongoing Operations and Other Operations. The Company attributes capital and invested assets to each segment using an internally developed risk-based capital attribution methodology.
•	A $24 decrease in net realized capital gains, principally due to lower sales of fixed maturity investments.
•	A $63 increase in income tax (expense) benefit reflecting a decrease in income before taxes.
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and six months ended June 30, 2006.
Other Operations Claims and Claim Adjustment Expenses

For the Three Months Ended June 30, 2006	Asbestos		Environmental	All Other [1] [5]	Total

Beginning liability — net [2][3]	$2,224		$345	$2,178	$4,747
Claims and claim adjustment expenses incurred	265		17	(15)	267
Claims and claim adjustment expenses paid	(162)		(50)	—	(212)

Ending liability — net [2][3]	$2,327	[4]	312	2,163	4,802

For the Six Months Ended June 30, 2006	Asbestos		Environmental	All Other [1] [5]	Total

Beginning liability — net [2][3]	$2,291		$360	$2,240	$4,891
Claims and claim adjustment expenses incurred	267		17	2	286
Claims and claim adjustment expenses paid	(231)		(65)	(79)	(375)

Ending liability — net [2][3]	$2,327	[4]	312	2,163	4,802

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $8 and $7, respectively, as of June 30, 2006, $8 and $6, respectively, as of March 31, 2006, and $10 and $6, respectively, as of December 31, 2005. Total net claim and claim adjustment expenses incurred in Ongoing Operations for the three and six months ended June 30, 2006 includes $4 and $5, respectively, related to asbestos and environmental claims. Total net claim and claim adjustment expenses paid in Ongoing Operations for the three and six months ended June 30, 2006 includes $3 and $6, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $3,491 and $378, respectively, as of June 30, 2006, $3,665 and $411, respectively, as of March 31, 2006, and $3,845 and $432, respectively, as of December 31, 2005.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $323 and $575, respectively, resulting in a one year net survival ratio of 7.2 and a three year net survival ratio of 4.1 (10.1 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[5]	The Company includes its allowance for uncollectible reinsurance in the “All Other” category of reserves. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss. Virtually all of the asbestos and environmental incurred loss activity for the three and six months ended June 30, 2006 related to the Equitas settlement.
In the second quarter of 2006, the Company entered into an agreement with Equitas and all Lloyd’s syndicates reinsured by Equitas (collectively, “Equitas”) that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas. In addition, the Company completed its annual evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. As a result of the settlement with Equitas and the reinsurance recoverable evaluation, the Company reduced its net reinsurance recoverable by $243.
As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, the Company is engaged in pending litigation against certain of its upper-layer reinsurers under its Blanket Casualty Treaty (“BCT”), including Lloyd’s syndicates reinsured by Equitas. The settlement entered into with Equitas in the second quarter of 2006 included all of the Company’s reinsurance recoveries from Equitas under the BCT, which consist predominantly of asbestos and pollution losses, including the billing for the MacArthur settlement. The Company previously considered the risk of non-collection of a portion of these recoveries in its allowance for uncollectible reinsurance. The settlement terminates the pending litigation between the Company and Equitas. The litigation continues with the other upper-layer reinsurers under the BCT.
In conducting the evaluation of its reinsurance recoverables and allowance for uncollectible reinsurance, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment, including its estimate of future claims, the reinsurance arrangements in place and the years of potential reinsurance available. The Company also analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The Company also considered the effect of the Equitas settlement on the collectibility of amounts due from other upper-layer reinsurers under the BCT. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay, and contemplates recoveries under ceded reinsurance contracts and settlements of disputes that could be different from the ceded liabilities. As of June 30, 2006, the allowance for uncollectible reinsurance for Other Operations totals $330. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables at least annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.

During the second quarter of 2006, the Company also completed an asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation resulted in no addition to the Company’s asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2006 of $2.65 billion ($2.34 billion and $319 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.07 billion to $3.15 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2005 Annual Report on Form 10-K. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.
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
•	Structured settlements are those accounts where the Company has reached an agreement with the insured as to the amount and timing of the claim payments to be made to the insured.
•	The Wellington subcategory includes insureds that entered into the “Wellington Agreement” dated June 19, 1985. The Wellington Agreement provided terms and conditions for how the signatory asbestos producers would access their coverage from the signatory insurers.
•	The Other Major Asbestos Defendants subcategory represents insureds included in Tiers 1 and 2, as defined by Tillinghast, that are not Wellington signatories and have not entered into structured settlements with The Hartford. The Tier 1 and 2 classifications are meant to capture the insureds for which there is expected to be significant exposure to asbestos claims.
•	The Unallocated category includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.
An account may move between categories from one evaluation to the next. For example, an account with future expected exposure of greater than $2.5 in one evaluation may be reevaluated due to changing conditions and recategorized as less than $2.5 in a subsequent evaluation or vice versa.

The following table displays asbestos reserves and other statistics by policyholder category, as of June 30, 2006:

	Summary of Gross Asbestos Reserves
	As of June 30, 2006
				% of	All Time	3 Year Gross Survival
	Number of	All Time	Total	Asbestos	Ultimate	Ratio [3] [4]
	Accounts [1]	Paid [2]	Reserves	Reserves	[2]	(in years)

Major asbestos defendants [5]
Structured settlements (includes 4 Wellington accounts)	7	$386	$418	12%	804	6.9
Wellington (direct only)	29	692	130	4%	822	5.3
Other major asbestos defendants	29	459	154	4%	613	2.4
No known policies (includes 3 Wellington accounts)	5	—	—	—	—	—
Accounts with future exposure > $2.5	88	663	959	27%	1,622	7.5
Accounts with future exposure < $2.5	1,015	198	129	4%	327	3.8
Unallocated [6]		1,418	696	20%	2,114

Total direct		$3,816	$2,486	71%	$6,302	3.4
Assumed reinsurance		833	647	19%	1,480	6.7
London market		495	358	10%	853	7.1

Total as of June 30, 2006		$5,144	$3,491	100%	$8,635	4.0

Total as of June 30, 2006, excluding MacArthur Settlement [7]		$3,994				7.1

[1]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2006.

[2]	“All Time Paid” represents the total payments with respect to the indicated claim type that have already been made by the Company as of the indicated balance sheet date. “All Time Ultimate” represents the Company’s estimate, as of the indicated balance sheet date, of the total payments that are ultimately expected to be made to fully settle the indicated payment type. The amount is the sum of the amounts already paid (e.g. “All Time Paid”) and the estimated future payments (e.g. the amount shown in the column labeled “Total Reserves”).

[3]	Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio presented in the above table is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio as of June 30, 2006 is computed based on total paid losses of $2.6 billion for the period from July 1, 2003 to June 30, 2006.

[4]	As of June 30, 2006, the one year gross paid amount for total asbestos claims is $556, resulting in a one year gross survival ratio of 6.3.

[5]	Includes 28 open accounts at June 30, 2006. Included 32 open accounts at June 30, 2005.

[6]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.

[7]	Excludes the $1.15 billion in payments for the MacArthur settlement in the first quarter of 2004.
The following table sets forth, for the three and six months ended June 30, 2006, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Other Operations Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
For the Three Months Ended June 30, 2006	Paid Loss & LAE	Incurred Loss & LAE	Paid Loss & LAE	Incurred Loss & LAE

Gross
Direct	$61	$(3)	$3	$—
Assumed — Domestic	84	4	28	—
London Market	30	—	2	—

Total	175	1	33	—
Ceded	(13)	264	17	17

Net	$162	$265	$50	$17

	Asbestos [1]		Environmental [1]
For the Six Months Ended June 30, 2006	Paid Loss & LAE	Incurred Loss & LAE	Paid Loss & LAE	Incurred Loss & LAE

Gross
Direct	$198	$—	$12	$—
Assumed — Domestic	120	4	36	—
London Market	39	—	5	—

Total	357	4	53	—
Ceded	(126)	263	12	17

Net	$231	$267	$65	$17

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross loss and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2006 includes $3 and $4, respectively, related to asbestos and environmental claims. Total gross loss and LAE paid in Ongoing Operations for the three and six months ended June 30, 2006 includes $3 and $6, respectively, related to asbestos and environmental claims.

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
The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. The Company expects to perform its regular review of environmental liabilities in the third quarter of 2006. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.
The Company has been evaluating and closely monitoring assumed reinsurance reserves in Other Operations. With the transfer of certain assumed reinsurance business into Other Operations, the segment has exposure related to more recent assumed casualty reinsurance reserves, particularly for the underwriting years 1997 through 2001. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information from the ceding companies. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates. The Company completed an updated evaluation of its assumed reinsurance reserves in the second quarter of 2006. As a result, the Company increased its domestic assumed reinsurance reserves by $12, primarily due to a reduction in amounts retroceded. In connection with the assumed reinsurance evaluation, the Company also recognized $8 of profit sharing commission income based on favorable loss performance of certain retroceded contracts. The Company currently expects to perform a review of its assumed reinsurance liabilities at least annually.
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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately less than 1% and 22% of the Company’s consolidated revenues for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net investment income and net realized capital gains and losses accounted for approximately 13% and 23%, respectively, of the Company’s consolidated revenues. The decrease in the percentage of consolidated revenues for the three and six months ended June 30, 2006, as compared to the prior year periods, is primarily due to a loss reported for equity securities held for trading.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 69% and 72% of the fair value of its invested assets as of June 30, 2006 and December 31, 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies Life’s invested assets by type as of June 30, 2006 and December 31, 2005.
Composition of Invested Assets

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$50,453	60.6%	$50,812	63.7%
Equity securities, available-for-sale, at fair value	772	0.9%	800	1.0%
Equity securities held for trading, at fair value	26,916	32.3%	24,034	30.1%
Policy loans, at outstanding balance	2,110	2.5%	2,016	2.5%
Mortgage loans, at amortized cost	2,269	2.7%	1,513	1.9%
Limited partnerships, at fair value	581	0.7%	431	0.6%
Other investments	250	0.3%	178	0.2%

Total investments	$83,351	100.0%	$79,784	100.0%

Fixed maturity investments decreased $359, or approximately 1%, since December 31, 2005, primarily due to an increase in interest rates partially offset by positive operating cash flows and product sales, and to a lesser extent, foreign currency appreciation in comparison to the U.S. dollar associated with foreign denominated securities. Equity securities held for trading increased $2.9 billion, or 12%, since December 31, 2005, due to positive cash flows primarily generated from sales and deposits related to variable annuity products sold in Japan as well as an increase in the value of the Yen and other foreign currencies in comparison to the U.S. dollar, partially offset by a decline in the value of the underlying investment funds supporting the Japanese variable annuity product. Mortgage loans increased $756, or 50%, since December 31, 2005, as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results
The following table summarizes Life’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2006	2005	2006	2005

Net Investment Income (Loss)
Net investment income — excluding policy loans and equity securities held for trading	$755	$697	$1,488	$1,390
Equity securities held for trading [1]	(970)	303	(516)	524
Policy loan income	36	36	69	72

Total net investment income (loss)	$(179)	$1,036	$1,041	$1,986
Yield on average invested assets [2]	5.8%	5.6%	5.7%	5.6%

Net Realized Capital Gains (Losses)
Gross gains on sale	$48	$123	$89	$221
Gross losses on sale	(82)	(84)	(141)	(132)
Impairments
Credit related	—	(5)	—	(5)
Other [3]	(43)	—	(52)	(1)

Total impairments	(43)	(5)	(52)	(6)
Japanese fixed annuity contract hedges, net [4]	(14)	(40)	(58)	(4)
Periodic net coupon settlements on credit derivatives/Japan	(8)	(9)	(22)	(13)
GMWB derivatives, net	(22)	1	(35)	8
Other, net [5]	(29)	5	(57)	9

Net realized capital gains (losses), before-tax	$(150)	$(9)	$(276)	$83

[1]	Represents the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[5]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
For the three and six months ended June 30, 2006, net investment income, excluding policy loans and equity securities held for trading, increased $58, or 8%, and $98, or 7%, compared to the prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base as well as higher partnership income. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as the individual fixed annuity products sold in Japan. The higher partnership income was due to certain of the Company’s partnerships reporting higher market values for its underlying investments.
Net investment loss on equity securities held for trading for the three and six months ended June 30, 2006, was primarily generated by a decline in the value of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency appreciation in comparison to the U.S. dollar. Net investment income on equity securities held for trading for the three and six months ended June 30, 2005, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income as compared to the prior year period is primarily due to the performance of the underlying funds on a higher asset base as well as changes in foreign currency exchange rates.
For the three and six months ended June 30, 2006, the yield on average invested assets increased slightly compared to the prior year periods. The average new investment yield during the three months ended June 30, 2006, was approximately 40 basis points higher than the yield on average invested assets.
Net realized capital losses were recognized for the three and six months ended June 30, 2006, compared to net realized capital losses for the three months ended June 30, 2005, and net realized capital gains for the six months ended June 30, 2006. During the three and six months ended June 30, 2006, the significant components of net realized capital gains and losses included net losses on sales of fixed maturity securities, other-than-temporary impairments, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements, losses associated with GMWB derivatives and losses in Other, net which primarily relate to changes in market value of non-qualifying derivatives due to changes in interest rates and foreign currency exchange rates. The circumstances giving rise to the changes in these components are as follows:

•	The net losses on fixed maturity sales in 2006 were primarily the result of rising interest rates and, to a lesser extent, credit spread widening on certain issuers.
•	For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments section that follows.
•	The Japanese fixed annuity contract hedges, net amount consists of the foreign currency transaction remeasurements associated with the yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital losses for the three and six months ended June 30, 2006 resulted primarily from rising Japanese interest rates.
•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for the three and six months ended June 30, 2006 is primarily associated with the Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates.
•	The losses associated with the GMWB derivatives were primarily driven by modeling refinements made in the second quarter of 2006.
Gross gains on sales for the three and six months ended June 30, 2006, were primarily within fixed maturities and were concentrated in corporate and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2006, were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $3 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2005 were primarily within fixed maturities and included corporate and U.S. government securities. In addition, gross gains on sales for the six months ended June 30, 2005 also included gains from sales of CMBS and foreign government securities. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening. U.S. government securities were sold to rebalance the portfolio in favor of higher yielding securities. Gains were realized upon the sale of U.S. government securities due to changes in interest rates from the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates.
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

The following table identifies Property & Casualty’s invested assets by type as of June 30, 2006, and December 31, 2005.
Composition of Invested Assets

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$25,377	93.1%	$25,330	94.3%
Equity securities, available-for-sale, at fair value	796	2.9%	661	2.5%
Mortgage loans, at amortized cost	286	1.1%	218	0.8%
Limited partnerships, at fair value	365	1.3%	237	0.9%
Other investments	432	1.6%	407	1.5%

Total investments	$27,256	100.0%	$26,853	100.0%

Fixed maturities increased $47, or less than 1%, since December 31, 2005, primarily due to positive operating cash flows and, to a lesser extent, foreign currency appreciation in comparison to the U.S. dollar associated with foreign denominated securities offset in part by an increase in interest rates. Equity securities and limited partnerships have increased $135, or 20%, and $128, or 54%, respectively, since December 31, 2005, primarily due to their attractive returns and diversification opportunities.
Investment Results
The table below summarizes Property & Casualty’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2006	2005	2006	2005

Net Investment Income
Net investment income, before-tax	$365	$328	$722	$665
Net investment income, after-tax [1]	$271	$241	$540	$492
Yield on average invested assets, before-tax [2]	5.5%	5.4%	5.5%	5.5%
Yield on average invested assets, after-tax [1] [2]	4.1%	4.0%	4.1%	4.1%

Net Realized Capital Gains (Losses)
Gross gains on sale	$41	$40	$91	$102
Gross losses on sale	(42)	(34)	(89)	(53)
Impairments
Credit related	—	(5)	—	(5)
Other [3]	(23)	—	(37)	—

Total impairments	(23)	(5)	(37)	(5)
Periodic net coupon settlements on credit derivatives	1	—	1	—
Other, net [4]	(6)	(1)	10	4

Net realized capital gains, before-tax	$(29)	$—	$(24)	$48

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program and reverse repurchase agreements.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments and other investment gains.
For the three and six months ended June 30, 2006, before-tax net investment income increased $37, or 11%, and $57, or 9%, and after-tax net investment income increased $30, or 12%, and $48, or 10%, compared to the prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base as well as market value adjustments for certain hedge fund investments. For the three and six months ended June 30, 2006, these increases were offset in part by lower income on partnerships. The increase in the average invested assets base, as compared to the prior year period, was primarily due to positive operating cash flows. The lower partnership income was primarily driven by certain of the Company’s partnerships writing down the value of their underlying investments.
For the three and six months ended June 30, 2006, the yield on average invested assets increased slightly compared to the prior year period. The average new investment yield during the three months ended June 30, 2006, was approximately 40 basis points higher than the yield on average invested assets.
Net realized capital losses were recognized for the three and six months ended June 30, 2006, compared to less than $1 of net realized capital gains for the three months ended June 30, 2005, and net realized capital gains for the six months ended June 30, 2005. These decreases from prior year periods were primarily due to lower net realized gains on fixed maturity securities primarily due to an increase in interest rates and the recording of other-than-temporary impairments during the three and six months ended June 30, 2006. For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments section that follows.
Gross gains on sales for the three and six months ended June 30, 2006, were primarily within fixed maturities and were concentrated in the corporate, municipal and foreign government sectors. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2006, were primarily within fixed maturities and were concentrated in the corporate, CMBS and municipal sectors with no single security sold at a loss in excess of $2 and $4, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of June 30, 2006 and December 31, 2005, Corporate held $224 and $298, respectively, of fixed maturity investments.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2006	2005	2006	2005

Asset-backed securities (“ABS”)	$—	$1	$—	$2
CMBS	—	—	2	—
Corporate
Basic industry	11	3	11	3
Capital goods	2	—	7	—
Consumer cyclical	16	3	16	3
Consumer non-cyclical	6	—	7	—
Energy	5	—	5	—
Technology and communications	8	2	20	2
Utilities	16	—	16	—

Total Corporate	64	8	82	8
Other securities	—	1	—	1
Equity	2	—	5	—

Total other-than-temporary impairments	$66	$10	$89	$11

For the three and six months ended June 30, 2006, other-than-temporary impairments were recorded on corporate fixed maturities and equity securities. For the three and six months ended June 30, 2006, other-than-temporary impairments of $64 and $82, respectively, were recorded on certain corporate fixed maturities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and six months ended June 30, 2006, these securities had an average market value as a percentage of amortized cost of 84% and 85%, respectively.
For the three and six months ended June 30, 2005, other-than-temporary impairments were recorded on corporate securities, ABS and other securities. Within the corporate securities impairment amount was $3 recorded on securities related to a major automotive manufacturer. Also, other-than-temporary impairments were recorded on certain corporate securities that had sustained a significant decline in value due to credit concerns and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost. Other-than-temporary impairments recorded on ABS primarily related to deterioration in the underlying collateral supporting the security.
The increase in impairments during the three and six months ended June 30, 2006, as compared to the respective prior year periods, is primarily due to the decline in market value of certain issuers that may be adversely impacted by recapitalization, pushing the Company’s interest lower in the repayment priority (e.g. leveraged buy-outs) or issuers using capital that would not benefit the Company’s debt holders position (e.g. share repurchase) as well as an increase in interest rates. Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase during 2006 or credit spreads widen, other-than-temporary impairments for the remainder of 2006 may be higher than the six months ended June 30, 2006.
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

The following table identifies fixed maturity securities by type on a consolidated basis as of June 30, 2006, and December 31, 2005.

Consolidated Fixed Maturities by Type
	June 30, 2006					December 31, 2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$8,039	$65	$(96)	$8,008	10.5%	$7,907	$60	$(89)	$7,878	10.3%
CMBS	13,812	137	(361)	13,588	17.9%	12,930	234	(162)	13,002	17.0%
Collateralized mortgage obligations (“CMOs”)	1,245	3	(21)	1,227	1.6%	993	3	(6)	990	1.3%
Corporate
Basic industry	2,820	62	(82)	2,800	3.7%	3,086	107	(49)	3,144	4.1%
Capital goods	2,226	72	(57)	2,241	2.9%	2,308	103	(28)	2,383	3.1%
Consumer cyclical	2,875	46	(96)	2,825	3.7%	2,910	91	(56)	2,945	3.8%
Consumer non-cyclical	3,217	73	(103)	3,187	4.2%	3,164	139	(37)	3,266	4.3%
Energy	1,569	54	(44)	1,579	2.1%	1,545	118	(12)	1,651	2.2%
Financial services	10,197	213	(216)	10,194	13.5%	9,413	350	(84)	9,679	12.7%
Technology and communications	4,269	137	(126)	4,280	5.6%	4,256	239	(58)	4,437	5.8%
Transportation	852	15	(27)	840	1.1%	850	33	(9)	874	1.1%
Utilities	4,089	143	(151)	4,081	5.4%	4,043	182	(44)	4,181	5.5%
Other	1,820	33	(52)	1,801	2.3%	1,444	33	(19)	1,458	1.9%
Government/Government agencies
Foreign	1,210	54	(24)	1,240	1.6%	1,378	96	(7)	1,467	1.9%
United States	1,598	9	(24)	1,583	2.1%	877	27	(6)	898	1.2%
MBS	2,958	3	(112)	2,849	3.8%	3,914	7	(60)	3,861	5.0%
Municipal
Taxable	1,206	7	(66)	1,147	1.5%	1,155	52	(8)	1,199	1.6%
Tax-exempt	10,281	349	(80)	10,550	13.9%	10,486	549	(16)	11,019	14.4%
Redeemable preferred stock	38	—	—	38	—	44	1	—	45	0.1%
Short-term	1,996	—	—	1,996	2.6%	2,063	—	—	2,063	2.7%

Total fixed maturities	$76,317	$1,475	$(1,738)	$76,054	100.0%	$74,766	$2,424	$(750)	$76,440	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of June 30, 2006, in comparison to December 31, 2005, were primarily impacted by changes in interest rates, changes in foreign currency exchange rates, asset sales and other-than-temporary impairments. The Company’s fixed maturity gross unrealized gains decreased $949 and gross unrealized losses increased $988 from December 31, 2005 to June 30, 2006, primarily due to an increase in interest rates offset in part by foreign currency appreciation in comparison to the U.S. dollar for foreign denominated securities. Gross unrealized gains and losses as of June 30, 2006, were also reduced by securities sold in a gain or loss position, respectively. Also, gross losses as of June 30, 2006, were reduced by other-than-temporary impairments.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
Investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of MBS and U.S. government securities. The decrease in MBS, as of June 30, 2006, in comparison to December 31, 2005, is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled and accordingly the dollar-rolled securities are not included in the Consolidated Fixed Maturities by Type table above. The increase in U.S. government securities, as of June 30, 2006, in comparison to December 31, 2005, primarily represents the purchase of U.S. Treasury Inflation-Protected Securities to take advantage of the high credit quality, diversification and inflation protection offered by this asset type. Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g., home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of June 30, 2006, 23% of the fixed maturities were invested in private placement securities, including 16% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

At the June 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 5.25%, a 100 basis point increase from year-end 2005 levels. Recent indicators suggest that economic growth is moderating from its quite strong pace earlier this year although readings on core inflation have been elevated in recent months. Ongoing productivity gains have held down the rise in labor costs, and inflation expectations remain contained. However, the high levels of resource utilization as well as high energy prices have the potential to sustain inflation pressures. The extent and timing of future rate increases will depend on forthcoming economic data related to inflation and economic growth. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
The following table identifies fixed maturities by credit quality on a consolidated basis, as of June 30, 2006 and December 31, 2005. The ratings referenced below are based on the ratings of a nationally recognized ratings organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	June 30, 2006			December 31, 2005
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,741	$5,597	7.4%	$5,720	$5,686	7.4%
AAA	21,134	21,098	27.7%	19,414	19,837	26.0%
AA	10,520	10,556	13.9%	9,901	10,143	13.3%
A	18,082	18,196	23.9%	18,232	18,914	24.7%
BBB	15,774	15,605	20.5%	16,560	16,892	22.1%
BB & below	3,070	3,006	4.0%	2,876	2,905	3.8%
Short-term	1,996	1,996	2.6%	2,063	2,063	2.7%

Total fixed maturities	$76,317	$76,054	100.0%	$74,766	$76,440	100.0%

As of June 30, 2006 and December 31, 2005, 96% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above). As of June 30, 2006 and December 31, 2005, the Company held no issuer of a below investment grade (“BIG”) security with a fair value in excess of 3% and 4%, respectively, of the total fair value for BIG securities.
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of June 30, 2006 and December 31, 2005, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	June 30, 2006			December 31, 2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$17,434	$17,044	$(390)	$17,986	$17,704	$(282)
Greater than three months to six months	4,667	4,487	(180)	5,143	5,013	(130)
Greater than six months to nine months	11,938	11,299	(639)	1,061	1,036	(25)
Greater than nine months to twelve months	3,664	3,476	(188)	3,001	2,907	(94)
Greater than twelve months	6,636	6,273	(363)	5,053	4,826	(227)

Total	$44,339	$42,579	$(1,760)	$32,244	$31,486	$(758)

The increase in the unrealized loss amount since December 31, 2005, is primarily the result of an increase in interest rates offset in part by foreign currency appreciation in comparison to the U.S. dollar for foreign denominated securities, asset sales and other-than-temporary impairments. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.
As a percentage of amortized cost, the average security unrealized loss at June 30, 2006 and December 31, 2005, was less than 4% and 3%, respectively. As of June 30, 2006 and December 31, 2005, fixed maturities represented $1,738, or 99%, and $750, or 99%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of June 30, 2006 and December 31, 2005, with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of June 30, 2006 and December 31, 2005, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded. For further discussion of the other-than-temporary impairments criteria, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” in Note 1 of Notes to Consolidated Financial Statements, both of which are included in The Hartford’s 2005 Form 10-K Annual Report.
The Company held no securities of a single issuer that were in an unrealized loss position in excess of 5% and 6%, respectively, of the total unrealized loss amount as of June 30, 2006 and December 31, 2005. The largest single issuer in an unrealized loss position was a certain U.S. government agency that declined in value primarily due to rising interest rates.
The total securities classified as available-for-sale in an unrealized loss position for greater than six months by type as of June 30, 2006 and December 31, 2005, are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	June 30, 2006				December 31, 2005
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$170	$129	$(41)	3.5%	$204	$152	$(52)	15.0%
CDOs	128	118	(10)	0.8%	25	24	(1)	0.3%
Credit card receivables	228	223	(5)	0.4%	162	160	(2)	0.6%
Other ABS	900	877	(23)	1.9%	727	713	(14)	4.0%
CMBS	5,827	5,541	(286)	24.0%	1,961	1,902	(59)	17.1%
Corporate
Basic industry	1,038	976	(62)	5.2%	501	480	(21)	6.1%
Capital goods	555	524	(31)	2.6%	169	160	(9)	2.6%
Consumer cyclical	824	764	(60)	5.1%	459	434	(25)	7.2%
Consumer non-cyclical	1,082	1,016	(66)	5.6%	418	401	(17)	4.9%
Energy	370	346	(24)	2.0%	191	184	(7)	2.0%
Financial services	3,082	2,944	(138)	11.6%	1,847	1,796	(51)	14.7%
Technology and communications	1,372	1,279	(93)	7.8%	481	458	(23)	6.7%
Transportation	317	296	(21)	1.8%	40	39	(1)	0.3%
Utilities	1,329	1,236	(93)	7.8%	246	235	(11)	3.2%
Other	632	596	(36)	3.0%	193	182	(11)	3.2%
MBS	2,237	2,136	(101)	8.5%	924	896	(28)	8.1%
Municipal
Taxable	313	282	(31)	2.6%	14	13	(1)	0.3%
Tax-exempt	788	758	(30)	2.5%	13	13	—	—
Other securities	1,046	1,007	(39)	3.3%	540	527	(13)	3.7%

Total	$22,238	$21,048	$(1,190)	100.0%	$9,115	$8,769	$(346)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2005, was primarily driven by an increase in interest rates offset in part by foreign currency appreciation in comparison to the U.S. dollar for foreign denominated securities, asset sales and other-than-temporary impairments. With the exception of certain ABS security types, the majority of the securities in an unrealized loss position for six months or more as of June 30, 2006, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were CMBS, corporate fixed maturities most significantly within the financial services sector and MBS. Also, ABS supported by aircraft lease receivables, although improving, continues to be a sector within the Company’s portfolios that contains the most significant concentration of credit risk. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of June 30, 2006, the Company held approximately 700 different securities that had been in an unrealized loss position for greater than six months. The unrealized loss was primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of June 30, 2006, the Company held approximately 270 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
MBS — As of June 30, 2006, the Company held approximately 700 different securities that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2006. These positions are primarily fixed rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
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
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of June 30, 2006 and December 31, 2005. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of June 30, 2006 and December 31, 2005, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2005 Form 10-K Annual Report.
The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of June 30, 2006 and December 31, 2005.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	June 30, 2006			December 31, 2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$1,471	$1,421	$(50)	$686	$657	$(29)
Greater than three months to six months	289	270	(19)	252	242	(10)
Greater than six months to nine months	307	290	(17)	170	165	(5)
Greater than nine months to twelve months	122	114	(8)	89	85	(4)
Greater than twelve months	408	353	(55)	353	309	(44)

Total	$2,597	$2,448	$(149)	$1,550	$1,458	$(92)

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2005 to June 30, 2006, was primarily the result of an increase in interest rates partially offset in part by foreign currency appreciation in comparison to the U.S. dollar for foreign denominated securities, asset sales and other-than-temporary impairments. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.

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
Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the U.S. variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low to moderate interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.
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
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. Recently, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process that the Company expects to use to combat competitive sales pressure. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
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
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $165, as of June 30, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2006 is $6.4 billion. Due to the fact that 80% of this amount is reinsured, the Company’s net exposure is $1.3 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $68 as of June 30, 2006. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings or liquidity withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.
Effective April 1, 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with a $2.8 billion in-force block of variable annuity products offered in Japan.
The Company’s net amount at risk related to the guaranteed death and income benefits offered in Japan, before and after reinsurance, was $249 and $180, respectively, as of June 30, 2006. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.
The majority of the Company’s recent U.S. variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all of the Company’s reinsurance capacity was utilized as of the third quarter of 2003. The remaining capacity was exhausted during the first quarter of 2004. A majority of all U.S. GMWB riders sold since July 6, 2003, are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures and swaps, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a $22 loss (included in this amount were modeling refinements made by the Company during the three months ended June 30, 2006) and a $1 gain and a $35 loss and a $8 gain before deferred policy acquisition costs and tax effects for the three and six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $49.4 billion and $280, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of June 30, 2006 and December 31, 2005, the notional value related to this strategy was $1.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $6 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income.
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
Liquidity Requirements
The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands. However, if an unanticipated demand was placed on the Company it is likely that the Company would either sell certain of its investments to fund claims which could result in additional realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period, including those related to its Life and Property & Casualty insurance, refer to “Capital Resources & Liquidity — Off-Balance Sheet and Aggregate Contractual Obligations” section of the MD&A included in The Hartford’s 2005 Form 10-K Annual Report.
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

Dividends to HFSG and HLI from their insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. The Company’s insurance subsidiaries are permitted to pay up to a maximum of approximately $1.9 billion in dividends to HFSG and HLI in 2006 without prior approval from the applicable insurance commissioner. However, through August 31, 2006 HLA, comprising $667 of the $1.9 billion, will need prior approval from the insurance commissioner to pay dividends. Through July 25, 2006, HFSG and HLI received a combined total of $583 from their insurance subsidiaries.
The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet liquidity needs. For a discussion of the Company’s investment objectives and strategies, see the “Investments” and “Capital Markets Risk Management” sections above.
Sources of Capital
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of June 30, 2006, the Company had $2.4 billion remaining on its shelf.
On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of June 30, 2006, HLI had $1.0 billion remaining on its shelf.
Commercial Paper and Revolving Credit Facilities
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	June 30,	December 31,	June 30,	December 31,
Description	Date	Date	2006	2005	2006	2005	Change

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$984	$471	109%
HLI	2/7/97	N/A	250	250	—	—	—

Total commercial paper			2,250	2,250	984	471	109%
Revolving Credit Facility							—
5-year revolving credit facility	9/7/05	9/7/10	1,600	1,600	—	—	—

Total revolving credit facility			1,600	1,600	—	—	—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,850	$3,850	$984	$471	109%

The revolving credit facility provides for up to $1.6 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $250 is available to support borrowing by HLI alone, and up to $100 is available to support letters of credit issued on behalf of The Hartford, HLI or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of June 30, 2006 and December 31, 2005, the Company was in compliance with all such covenants.
As of June 30, 2006, the Company’s Japanese operation has a ¥5.0 billion, approximately $44, line of credit with a Japanese bank with no outstanding borrowings under this facility.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2005 Annual Report on Form 10-K.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. In May 2006, the Company, at its discretion, made a $120 contribution to the Plan. The Company’s 2006 required minimum funding contribution is expected to be immaterial.
Capitalization
The capital structure of The Hartford as of June 30, 2006 and December 31, 2005 consisted of debt and equity, summarized as follows:

	June 30,	December 31,
	2006	2005	Change

Short-term debt (includes current maturities of long-term debt)	$1,384	$719	92%
Long-term debt	3,380	4,048	(17%)

Total debt [1]	$4,764	$4,767	—

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$16,307	$15,235	7%
AOCI	(924)	90	NM

Total stockholders’ equity	$15,383	$15,325	—

Total capitalization including AOCI	$20,147	$20,092	—

Debt to equity	31%	31%
Debt to capitalization	24%	24%

[1]	Includes junior subordinated debentures of $688 and $691 and debt associated with equity units of $755 and $1,020 as of June 30, 2006 and December 31, 2005, respectively.
The Hartford’s total capitalization as of June 30, 2006 increased by $55 as compared with December 31, 2005. This increase was primarily due to net income of $1.2 billion offset by unrealized losses on fixed maturities of $884 and stockholder dividends of $244.
Debt
In May 2006, $690 of senior notes originally issued in May 2003 in connection with the Company’s 7% equity units were remarketed on behalf of the holders of the equity units and the interest rate on the senior notes was reset to 5.55%. In connection with the remarketing, the Company purchased and retired $265 of the senior notes classified in long-term debt. See Note 10 of Notes to Condensed Consolidated Financial Statements.
On June 1, 2006, the Company repaid $250 of 2.375% senior notes at maturity.
During the second quarter of 2006, the Company issued $515 of commercial paper to finance the retirement of $265 of senior notes connected with the 7% equity units and the repayment of $250 of senior notes described above. The Company intends to use the proceeds from the 7% equity unit settlement on August 16, 2006 to pay down commercial paper.
On June 14, 2006, The Hartford provided irrevocable notice that it would retire in July 2006 its $200 7.625% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Life Capital II. The debt was reclassified from long-term to short-term in the June 30, 2006 condensed consolidated balance sheet. On July 14, 2006, the debt was retired at par. The Hartford issued $200 of commercial paper to finance this retirement.
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2005 Form 10-K Annual Report.
Stockholders’ Equity
Dividends — On May 18, 2006, The Hartford’s Board of Directors declared a quarterly dividend of $0.40 per share payable on July 3, 2006 to shareholders on record as of June 1, 2006.
On July 20, 2006, The Hartford’s Board of Directors declared a quarterly dividend of $0.40 per share payable on October 2, 2006 to shareholders on record as of September 1, 2006.
AOCI — AOCI decreased by $1.0 billion as of June 30, 2006 compared with December 31, 2005. The decrease in AOCI is primarily a result of rising interest rates causing unrealized losses on securities of $884 as well as losses on hedging instruments of $199. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.

For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2005 Form 10-K Annual Report.

	Six Months Ended June 30,
Cash Flow	2006	2005

Net cash provided by operating activities	$2,524	$1,429
Net cash used for investing activities	$(3,389)	$(1,899)
Net cash provided by financing activities	$617	$374
Cash — end of period	$1,081	$1,027

The increase in cash from operating activities was primarily the result of increases in earned premiums and fee income and a decrease in taxes paid in 2006 compared to the prior year period. Cash from financing activities increased primarily due to increased net receipts from investment and universal life-type contracts. These increases in financing activities were partially offset by reduced proceeds from issuance of shares under incentive and stock compensation plans. Net cash from operating and financing activities accounted for the majority of cash used for investing activities.
Operating cash flows for the three months ended June 30, 2006 and 2005 have been adequate to meet liquidity requirements.
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
On May 9, 2006, Standard & Poor’s raised its long-term and short-term counterparty credit ratings on The Hartford Financial Services Group Inc. and Hartford Life Inc. to A/A-1 from A-/A-2. In addition, Standard & Poor’s affirmed its ‘AA-’ counterparty credit and financial strength ratings on the insurance operating companies. The outlook is stable.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of July 25, 2006.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—
Other Ratings:

The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A	A3
Commercial paper	AMB-2	F1	A-1	P-2
Hartford Capital III trust originated preferred securities	bbb	A-	BBB+	Baa1
Hartford Life, Inc.:
Senior debt	a-	A	A	A3
Commercial paper	AMB-1	F1	A-1	P-2
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

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

The table below sets forth statutory surplus for the Company’s insurance companies.

	June 30, 2006	December 31, 2005

Life Operations	$4,331	$4,364
Japan Life Operations [1]	910	1,017
Property & Casualty Operations	7,361	6,980

Total	$12,602	$12,361

[1]	Japan Life Operation was valued in accordance with statutory accounting practices.
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
Federal Terrorism Risk Insurance
For a discussion of terrorism reinsurance legislation and how it affects The Hartford, please see the “Capital Resources and Liquidity – Terrorism Risk Insurance Act of 2002” section of the MD&A in The Hartford’s 2005 Annual Report on Form 10-K.
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
On May 17, 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005, which is not expected to be material to the Company. In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional action with respect to these efforts is unclear.
Congress is considering provisions regarding age discrimination in defined benefit plans, transition relief for older and longer service workers affected by changes to traditional defined benefit pension plans and the replacement of the interest rate used to determine pension plan funding requirements. These changes could affect the Company’s pension plan.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2005
Form 10-K Annual Report and Note 1 of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2006.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting that insurers had a duty to protect the public from the dangers of asbestos and in a putative class action filed in West Virginia state court by asbestos plaintiffs alleging that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that the Company and the four named individual defendants, as control persons of the Company, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and on July 13, 2006, the district court granted the Company’s motion to dismiss this case.
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

The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints and motions for class certification are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
Fair Credit Reporting Act Putative Class Action — In October 2001, a complaint was filed in the United States District Court for the District of Oregon, on behalf of a putative class of homeowners and automobile policyholders from 1999 to the present, alleging that the Company willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. In July 2003, the district court granted summary judgment for the Company, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance.
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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On February 15, 2006, the Company filed a new petition for rehearing and rehearing en banc, and on April 20, 2006, the Court of Appeals denied the petition. On July 19, 2006, the Company filed a petition for a writ of certiorari in the United States Supreme Court.
On July 25, 2006, the parties entered into a memorandum of understanding setting forth the essential terms of a class settlement in this action. The settlement is subject to certain contingencies, including preliminary and final approval by the district court. If the settlement is completed, management expects that the Company’s ultimate obligations under the settlement agreement, after consideration of provisions made for this matter, will not have a material adverse effect on the Company’s consolidated results of operations or cash flows in any particular quarterly or annual period.
Blanket Casualty Treaty Litigation — The Company is engaged in pending litigation in Connecticut Superior Court against certain of its upper-layer reinsurers under its Blanket Casualty Treaty (“BCT”). The BCT is a multi-layered reinsurance program providing excess-of-loss coverage in various amounts from the 1930s through the 1980s. The upper layers were first placed in 1950, predominantly with London Market reinsurers, including Lloyd’s syndicates reinsured by Equitas. The action seeks, among other relief, damages for the reinsurer defendants’ failure to pay certain billings for asbestos and pollution claims.

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
On June 15, 2006, the Company announced an agreement with Equitas and all Lloyd’s syndicates reinsured by Equitas (collectively, “Equitas”) that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, including the Company’s reinsurance recoveries from Equitas under the BCT. Those recoveries consist predominantly of asbestos and pollution losses, including the billing for the MacArthur settlement. The pending litigation and appeal continue with the other upper-layer reinsurers under the BCT.
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect from the nonsettling reinsurers not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has recorded gross reinsurance recoveries of asbestos and pollution losses under the BCT of $188 as of June 30, 2006. The Company has considered the risk of non-collection of these recoveries in its allowance of $330 as of June 30, 2006 for all uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment.
Asbestos and Environmental Claims — As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2005 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
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
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Act of 2002, as extended through 2007, is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We may incur losses due to our reinsurers being unwilling or unable to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Recently, the price of reinsurance has increased significantly, and may continue to increase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.
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
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our life businesses where fee income is earned based upon the fair value of the assets under management. In addition, some of the products offered by these businesses, especially variable annuities, offer certain guaranteed benefits which increase our potential benefit exposure as the equity markets decline. We are subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we are subject to the risks that reinsurers or derivative counterparties are unable or unwilling to pay, that other risk management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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
Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of war, acts of terrorism, disease pandemics and political instability. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. Further we expect that increases in the values and concentrations of insured property in these areas will increase the severity of catastrophic events in the future. Our life insurance operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
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
Item 2 . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2006:

		Total Number		Total Number of Shares	Maximum Number of Shares that
		of Shares	Average Price	Purchased as Part of Publicly	May Yet Be Purchased Under
Period		Purchased	Paid Per Share	Announced Plans or Programs	the Plans or Programs

April 2006	[1]	669	$80.93	N/A	N/A
May 2006	[1]	2,632	$87.85	N/A	N/A
June 2006	[1]	1,581	$84.89	N/A	N/A

Total		4,882	$85.94	N/A	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 17, 2006, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of eleven directors, each to serve for a one-year term; and (2) a proposal to ratify the appointment of the Company’s independent auditors, Deloitte & Touche LLP, for the fiscal year ended December 31, 2006.
Only shareholders of record as of the close of business on March 20, 2006 were entitled to vote at the annual meeting. As of March 20, 2006, 302,897,079 shares of common stock of the Company were outstanding and entitled to vote at the annual meeting.

Set forth below is the vote tabulation relating to the two items presented to the shareholders at the annual meeting:
(1) The shareholders elected each of the eleven nominees to the Board of Directors for a one-year term:

Names of Director	Shares
Nominees	Shares For	Withheld
Ramani Ayer	261,297,374	5,159,734
Ramon de Oliveira	264,165,953	2,291,155
Edward J. Kelly, III	263,974,049	2,483,059
Paul G. Kirk, Jr.	260,272,438	6,184,670
Gail J. McGovern	262,981,089	3,476,019
Thomas M. Marra	261,306,566	5,150,542
Michael G. Morris	262,997,205	3,459,903
Robert W. Selander	262,994,317	3,462,791
Charles B. Strauss	264,165,161	2,291,947
H. Patrick Swygert	262,907,733	3,549,375
David K. Zwiener	261,300,558	5,156,550
(2) The shareholders ratified the appointment of the Company’s independent auditors:

Shares For:	264,084,465
Shares Against:	628,564
Shares Abstained:	1,744,078
Item 6. EXHIBITS
See Exhibit Index on page 97.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

/s/ Robert J. Price

Robert J. Price
Senior Vice President and Controller
July 27, 2006

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2006
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

10.01	Form of Agreement among the Attorney General of the State of Connecticut and the Attorney General of New York, and The Hartford Financial Services Group, Inc. and its subsidiaries and affiliates (collectively “Hartford”) dated May 10, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 11, 2006).

10.02	Remarketing Agreement, dated as of May 9, 2006, by and among The Hartford Financial Services Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., J. P. Morgan Securities Inc., and JP Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 15, 2006).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.