Form 10-Q
period 2006-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2006-10-26
CIK 874766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
As of October 20, 2006, there were outstanding 316,938,097 shares of Common Stock, $0.01 par value per share, of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2006 and 2005, and changes in stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 26, 2006

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,761	$3,562	$11,288	$10,693
Fee income	1,152	1,029	3,432	2,944
Net investment income
Securities available-for-sale and other	1,164	1,124	3,449	3,263
Equity securities held for trading	1,185	1,500	669	2,024

Total net investment income	2,349	2,624	4,118	5,287
Other revenues	118	116	356	344
Net realized capital gains (losses)	27	(24)	(273)	105

Total revenues	7,407	7,307	18,921	19,373

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	4,491	4,769	10,741	11,570
Amortization of deferred policy acquisition costs and present value of future profits	839	821	2,485	2,377
Insurance operating costs and expenses	832	786	2,358	2,301
Interest expense	70	62	207	189
Other expenses	164	173	530	499

Total benefits, claims and expenses	6,396	6,611	16,321	16,936

Income before income taxes	1,011	696	2,600	2,437
Income tax expense	253	157	638	630

Net income	$758	$539	$1,962	$1,807

Basic earnings per share
Net income	$2.45	$1.80	$6.41	$6.08

Diluted earnings per share
Net income	$2.39	$1.76	$6.25	$5.94

Weighted average common shares outstanding	310.0	299.2	306.0	297.1
Weighted average common shares outstanding and dilutive potential common shares	316.7	307.0	314.1	304.1

Cash dividends declared per share	$0.40	$0.29	$1.20	$0.87

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share data)	2006	2005
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $77,296 and $74,766)	$78,705	$76,440
Equity securities, held for trading, at fair value (cost of $23,071 and $19,570)	27,863	24,034
Equity securities, available-for-sale, at fair value (cost of $1,454 and $1,330)	1,594	1,461
Policy loans, at outstanding balance	2,057	2,016
Mortgage loans on real estate	2,742	1,731
Other investments	1,763	1,253

Total investments	114,724	106,935
Cash	1,355	1,273
Premiums receivable and agents’ balances	3,686	3,734
Reinsurance recoverables	5,037	6,360
Deferred policy acquisition costs and present value of future profits	10,328	9,702
Deferred income taxes	472	675
Goodwill	1,720	1,720
Property and equipment, net	753	683
Other assets	3,818	3,600
Separate account assets	162,901	150,875

Total assets	$304,794	$285,557

Liabilities
Reserve for future policy benefits and unpaid claims and claim adjustment expenses
Property and casualty	$21,849	$22,266
Life	13,662	12,987
Other policyholder funds and benefits payable	69,296	64,452
Unearned premiums	5,670	5,566
Short-term debt	995	719
Long-term debt	3,081	4,048
Other liabilities	9,607	9,319
Separate account liabilities	162,901	150,875

Total liabilities	287,061	270,232

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock - 750,000,000 shares authorized, 319,686,997 and 305,188,238 shares issued, $0.01 par value	3	3
Additional paid-in capital	5,912	5,067
Retained earnings	11,800	10,207
Treasury stock, at cost, 3,084,597 and 3,035,916 shares	(46)	(42)
Accumulated other comprehensive income, net of tax	64	90

Total stockholders’ equity	17,733	15,325

Total liabilities and stockholders’ equity	$304,794	$285,557

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended
	September 30,
(In millions, except for share data)	2006	2005
	(Unaudited)
Common Stock and Additional Paid-in Capital
Balance at beginning of period	$5,070	$4,570
Issuance of shares from equity unit contracts	690	—
Issuance of shares under incentive and stock compensation plans and other	124	318
Tax benefit on employee stock options and awards	31	40

Balance at end of period	5,915	4,928

Retained Earnings
Balance at beginning of period	10,207	8,283
Net income	1,962	1,807
Dividends declared on common stock	(369)	(259)

Balance at end of period	11,800	9,831

Treasury Stock, at Cost
Balance at beginning of period	(42)	(40)
Return of shares to treasury stock under incentive and stock compensation plans	(4)	(2)

Balance at end of period	(46)	(42)

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of period	90	1,425
Change in net unrealized gain/loss on securities	14	(862)
Change in net gain/loss on cash-flow hedging instruments	(85)	97
Change in foreign currency translation adjustments	45	(67)

Total other comprehensive loss	(26)	(832)

Balance at end of period	64	593

Total stockholders’ equity	$17,733	$15,310

Outstanding Shares (in thousands)
Balance at beginning of period	302,152	294,208
Issuance of shares from equity unit contracts	12,132	—
Issuance of shares under incentive and stock compensation plans and other	2,367	5,972
Return of shares to treasury stock under incentive and stock compensation plans	(49)	(41)

Balance at end of period	316,602	300,139

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net income	$758	$539	$1,962	$1,807

Other Comprehensive Income (Loss)
Change in net unrealized gain/loss on securities	898	(728)	14	(862)
Change in net gain/loss on cash-flow hedging instruments	114	(98)	(85)	97
Change in foreign currency translation adjustments	(24)	—	45	(67)

Total other comprehensive income (loss)	988	(826)	(26)	(832)

Total comprehensive income (loss)	$1,746	$(287)	$1,936	$975

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2006	2005
	(Unaudited)
Operating Activities
Net income	$1,962	$1,807
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,485	2,377
Additions to deferred policy acquisition costs and present value of future profits	(3,060)	(3,096)
Change in:
Reserve for future policy benefits and unpaid claims and claim adjustment expenses and unearned premiums	400	1,093
Reinsurance recoverables	1,320	(70)
Receivables	38	(20)
Payables and accruals	(682)	(86)
Accrued and deferred income taxes	572	238
Net realized capital (gains) losses	273	(105)
Net increase in equity securities, held for trading	(3,875)	(9,297)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	3,871	9,477
Depreciation and amortization	387	368
Other, net	95	261

Net cash provided by operating activities	3,786	2,947

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	26,766	29,264
Equity securities, available-for-sale	285	19
Mortgage loans	249	415
Partnerships	117	100
Payments for the purchase of:
Fixed maturities, available-for-sale	(29,709)	(32,473)
Equity securities, available-for-sale	(482)	(492)
Mortgage loans	(1,257)	(593)
Partnerships	(645)	(232)
Change in policy loans, net	(42)	653
Change in payables for collateral under securities lending, net	420	(268)
Change in all other securities, net	(416)	109
Purchase price adjustment of business acquired	—	(8)
Additions to property and equipment, net	(116)	(169)

Net cash used for investing activities	(4,830)	(3,675)

Financing Activities
Issuance of shares from equity unit contracts	690	—
Repayment/maturity of long-term debt	(715)	(250)
Issuance of short-term debt, net of repayments	25	—
Net receipts from investment and universal life-type contracts	1,274	1,301
Excess tax benefits on stock-based compensation	31	—
Dividends paid	(335)	(258)
Return of shares under incentive and stock compensation plans	(4)	(2)
Proceeds from issuance of shares under incentive and stock compensation plans, net	100	284
Proceeds from issuance of consumer notes	41	—

Net cash provided by financing activities	1,107	1,075

Foreign exchange rate effect on cash	19	(14)

Net increase in cash	82	333
Cash — beginning of period	1,273	1,148

Cash — end of period	$1,355	$1,481

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:
Income taxes	$25	$358
Interest	$204	$180
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions except per share data unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a financial holding company for a group of subsidiaries that provides investment products and life and property and casualty insurance to both individual and business customers in the United States and internationally (collectively, “The Hartford” or the “Company”).
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2005 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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
Income Taxes
The effective tax rate for the three months ended September 30, 2006 and 2005 was 25% and 23%, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 25% and 26%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends-received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level. The Company’s DRD increased $5 and $27 for the three and nine months ended September 30, 2006 over the respective prior year
1. Basis of Presentation and Accounting Policies (continued)
periods including a tax benefit of $6 for the three and nine months ended September 30, 2006 and $3 in the three and nine months ended September 30, 2005, resulting from true-ups related to prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD included an additional tax benefit of $6 related to the 2005 year.
The Company receives a credit against its U.S. tax liability for foreign taxes paid by the Company from its separate account assets. The increased allocation of separate account investments to the international equity markets during 2005 and 2006 has increased the amount of these foreign tax credits (“FTC”). In the three and nine months ended September 30, 2006, the Company reported a net benefit of $13 for the separate account FTC, comprised of a $7 true up related to a prior year tax return and $6 related to the 2006 year.
Based on current projections, it is management’s intent that the undistributed earnings of Hartford Life Insurance, K.K. will be repatriated to the U.S. in the future. Therefore, the Company no longer meets the indefinite reversal criteria of Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes – Special Areas”, with respect to Hartford Life Insurance, K.K. As a result of this change, the Company has recorded a tax benefit of $4 and $6 for the three and nine months ended September 30, 2006 respectively, due to the expected utilization of foreign tax credits from Hartford Life Insurance, K.K.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company has distributed the entire balance in the second quarter of 2006, thereby permanently eliminating the potential tax of $31.
Adoption of New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and therefore prior period amounts have not been restated. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123R.
Future Adoption of New Accounting Standards
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires an entity to: (a) recognize an asset for the funded status of defined benefit postretirement plans that are overfunded and a liability for plans that are underfunded, measured as of the employer’s fiscal year end; and (b) recognize changes in the funded status of defined benefit postretirement plans, other than for the net periodic benefit cost included in net income, in accumulated other comprehensive income. For pension plans the funded status must be based on the projected benefit obligation which includes an assumption for future salary increases. SFAS 158 is effective for public entities with years ending after December 15, 2006, with certain exceptions not applicable to The Hartford, through an adjustment to the ending balance of accumulated other comprehensive income, net of tax. The Company expects to record an increase in its benefit liability and a corresponding after-tax decrease in the accumulated other comprehensive income component of equity. Based upon actual asset returns and assuming an increase in the discount rate to 5.75%, the increase in the Company’s liability as of December 31, 2006 is estimated to result in an after-tax decrease to equity of less than $20. The actual effect will depend on the discount rate, other valuation assumptions and the actual value of plan assets as of December 31, 2006.
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on the Company’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the timing for adoption and impact has not yet been determined.
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$758	310.0	$2.45	$1,962	306.0	$6.41
Diluted Earnings per Share
Stock compensation plans	—	2.9	—	—	2.9	—
Equity units	—	3.8	—	—	5.2	—

Net income available to common shareholders plus assumed conversions	$758	316.7	$2.39	$1,962	314.1	$6.25

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$539	299.2	$1.80	$1,807	297.1	$6.08
Diluted Earnings per Share
Stock compensation plans	—	3.2	—	—	3.2	—
Equity units	—	4.6	—	—	3.8	—

Net income available to common shareholders plus assumed conversions	$539	307.0	$1.76	$1,807	304.1	$5.94

Basic earnings per share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per share includes the dilutive effect of stock compensation plans and the Company’s equity units, if any, using the treasury stock method. Under the treasury stock method for stock compensation plans, shares are assumed to be issued and then reduced for the number of shares repurchaseable with theoretical proceeds at the average market price for the period. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive. Theoretical proceeds include option exercise price payments, unamortized stock compensation expense and tax benefits realized in excess of the tax benefit recognized in net income. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Under the treasury stock method for the equity units, the number of shares of common stock used in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings Per Share (continued)
calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts, over the number of shares that could be purchased by The Hartford in the market using the proceeds received upon settlement. The number of issuable shares is based on the average market price for the last 20 trading days of the period. The number of shares purchased is based on the average market price during the entire period.
Upon exercise of outstanding options or vesting of other stock compensation plan awards, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise or vesting. Similarly, upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares are added to the Company’s issued and outstanding shares. During the 20 trading day period ending on the third trading day prior to August 16, 2006, The Hartford’s common stock price exceeded $56.875 per share. As a result, on August 16, 2006, the 7% equity unit purchase contracts issued in 2003 were settled, resulting in the issuance of approximately 12.1 million common shares that were added to the Company’s issued and outstanding shares and included in the calculation of the Company’s weighted average shares for the period the shares were outstanding. Additionally, in connection with the settlement on November 16, 2006 of the 6% equity units issued in 2002, assuming The Hartford’s common stock price exceeds $57.645 per share during the 20 trading day period ending on the third trading day period prior to November 16, 2006, and assuming operation of the equity unit purchase contracts in the ordinary course, approximately 5.7 million common shares will be added to the Company’s issued and outstanding shares and will be included in the calculation of the Company’s weighted average shares for the period the shares are outstanding. For further discussion of the Company’s equity units offerings, see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2005 Annual Report on Form 10-K.
3. Segment Information
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten operating segments. Additionally, Corporate primarily includes the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The positive (negative) impact, on realized gains and losses in the segments, for allocated realized gains and losses and credit-risk charges were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Retail
Realized gains (losses)	$7	$9	$24	$27
Credit risk charge	(6)	(6)	(19)	(19)
Retirement Plans
Realized gains (losses)	2	1	7	4
Credit risk charge	(3)	(2)	(7)	(6)
Institutional
Realized gains (losses)	4	4	12	10
Credit risk charge	(6)	(5)	(17)	(14)
Individual Life
Realized gains (losses)	3	2	8	8
Credit risk charge	(2)	(2)	(5)	(5)
Group Benefits
Realized gains (losses)	—	2	2	7
Credit risk charge	(2)	(2)	(7)	(7)
International
Realized gains (losses)	1	—	1	—
Credit risk charge	(1)	—	(2)	—
Other
Realized gains (losses)	(17)	(18)	(54)	(56)
Credit risk charge	20	17	57	51

Total	$—	$—	$—	$—

Property & Casualty
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended September 30, 2006 and 2005, AARP accounted for earned premiums of $624 and $568, respectively, in Personal Lines. For the nine months ended September 30, 2006 and 2005, AARP accounted for earned premiums of $1.8 billion and $1.7 billion, respectively, in Personal Lines.
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
Earned premiums assumed (ceded) under the inter-segment arrangements and co-participations were as follows:

	Three Months Ended		Nine Months Ended
Net assumed (ceded) earned premiums under inter-segment	September 30,		September 30,
arrangements and co-participations	2006	2005	2006	2005

Business Insurance	$(14)	$(19)	$(54)	$(57)
Personal Lines	(4)	(6)	(16)	(18)
Specialty Commercial	18	25	70	75

Total	$—	$—	$—	$—

Financial Measures and Other Segment Information
For further discussion of the types of products offered by each segment, see Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2005 Form 10-K Annual Report.
The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Within Property & Casualty, net income is the measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net servicing and other income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Life
Retail	$849	$810	$2,566	$2,399
Retirement Plans	131	118	399	348
Institutional	429	358	1,314	997
Individual Life	271	278	817	799
Group Benefits	1,137	1,049	3,398	3,143
International	194	141	558	356
Other	80	62	(52)	275

Total Life segment revenues	3,091	2,816	9,000	8,317
Net investment income on equity securities held for trading [1]	1,185	1,500	669	2,024

Total Life	4,276	4,316	9,669	10,341

Property & Casualty
Ongoing Operations
Earned premiums
Business Insurance	1,292	1,194	3,823	3,541
Personal Lines	952	890	2,810	2,693
Specialty Commercial	388	431	1,170	1,364

Total Ongoing Operations earned premiums	2,632	2,515	7,803	7,598
Other Operations earned premiums	—	2	2	4
Other revenues [2]	118	115	355	342
Net investment income	359	349	1,081	1,014
Net realized capital gains (losses)	16	2	(8)	50

Total Property & Casualty	3,125	2,983	9,233	9,008

Corporate	6	8	19	24

Total revenues	$7,407	$7,307	$18,921	$19,373

[1]	Management does not include dividend income and mark-to-market effects of trading securities supporting the international variable annuity business in its segment revenues since corresponding amounts credited to policyholders are included within benefits, claims and claim adjustment expenses.

[2]	Represents servicing revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income (Loss)
Life
Retail	$184	$172	$526	$447
Retirement Plans	21	20	64	54
Institutional	24	24	75	66
Individual Life	46	45	139	123
Group Benefits	74	68	216	191
International	47	28	145	63
Other	32	(11)	(83)	(31)

Total Life	428	346	1,082	913

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	123	125	454	384
Personal Lines	89	71	321	386
Specialty Commercial	41	(143)	45	(98)

Total Ongoing Operations underwriting results	253	53	820	672
Net servicing and other income [1]	15	12	45	40
Net investment income	299	279	886	797
Other expenses	(40)	(50)	(168)	(146)
Net realized capital gains (losses)	11	2	(15)	24
Income tax expense	(163)	(78)	(464)	(413)

Ongoing Operations	375	218	1,104	974
Other Operations	6	15	(83)	45

Total Property & Casualty	381	233	1,021	1,019

Corporate	(51)	(40)	(141)	(125)

Net income	$758	$539	$1,962	$1,807

[1]	Net of expenses related to service business.
4. Investments and Derivative Instruments

	September 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,627	$59	$(66)	$7,620	$7,907	$60	$(89)	$7,878
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,162	18	(7)	1,173	860	3	(6)	857
Non-agency backed	123	—	(1)	122	133	—	—	133
Commercial mortgage-backed securities (“CMBS”)
Agency backed	579	12	(1)	590	70	1	—	71
Non-agency backed	14,337	241	(141)	14,437	12,860	233	(162)	12,931
Corporate	34,360	1,169	(406)	35,123	33,019	1,395	(396)	34,018
Government/Government agencies
Foreign	1,077	64	(8)	1,133	1,378	96	(7)	1,467
United States	1,345	16	(9)	1,352	877	27	(6)	898
Mortgage-backed securities (“MBS”)	2,766	6	(55)	2,717	3,914	7	(60)	3,861
States, municipalities and political subdivisions	11,838	540	(24)	12,354	11,641	601	(24)	12,218
Redeemable preferred stock	38	2	—	40	44	1	—	45
Short-term	2,044	—	—	2,044	2,063	—	—	2,063

Total fixed maturities	$77,296	$2,127	$(718)	$78,705	$74,766	$2,424	$(750)	$76,440

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Variable Interest Entities
In September 2006, the Company invested $3 in a newly established ABS collateralized debt obligation (“CDO”) for which Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford, serves as collateral manager. The CDO issued approximately $1.2 billion of senior and subordinated notes to third party investors and invested the proceeds in ABS and CMBS with an average credit quality of Aa3/A1. The notes are collateralized by the underlying securities held by the CDO. The Company’s maximum exposure to loss is limited to its $3 direct investment in the CDO. Investors in the CDO have recourse only to the CDO’s assets and not to the general credit of the Company.
Pursuant to the requirements of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”), the Company has concluded that the CDO is a VIE. However, the Company is not the primary beneficiary and, accordingly, is not required to consolidate the VIE. The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIE.
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
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	September 30, 2006		December 31, 2005
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$272	$—	$181	$—
Reinsurance recoverables	—	26	—	17
Other policyholder funds and benefits payable	35	—	8	—
Other liabilities	—	562	—	450

Total	$307	$588	$189	$467

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2006, and December 31, 2005. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2006		December 31, 2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$7,310	$(331)	$7,511	$(260)
Fair value hedge	3,131	4	2,476	(12)
Other investment and risk management activities	67,202	46	55,741	(6)

Total	$77,643	$(281)	$65,728	$(278)

The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and additional options purchased to hedge the GMWB, as well as an increase in interest rate swap derivatives used to assist in the matching of duration between certain assets and liabilities. The decrease in net fair value of derivative instruments since December 31, 2005, was primarily related to declines in fair value of derivatives hedging foreign bonds, the Japanese fixed annuity hedging instruments, and derivatives hedging changes in interest rates, partially offset by additional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
options purchased to hedge GMWB. Derivatives hedging foreign bonds declined in value primarily as a result of the weakening of the U.S. dollar in comparison to certain foreign currencies while the Japanese fixed annuity hedging instruments and derivatives hedging changes in interest rates declined in value primarily due to rising interest rates. For further discussion on the GMWB product, which is accounted for as an embedded derivative, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended March 31, 2006, the Company terminated an interest rate swap and an interest rate cap that were used to hedge the Company’s $500 fixed rate debt which was callable in October 2006. The positions were terminated due to expected near term interest rate increases. Additionally, during the three months ended June 30, 2006, interest rate swaps and the respective hedged fixed rate debt of $250 matured. The notional and fair value of the contracts terminated during the nine months ended September 30, 2006, were $1.3 billion and $(11), respectively.
For the three and nine months ended September 30, 2006, after-tax net gains (losses) representing the total ineffectiveness of cash flow hedges were $(3) and $(13), respectively. For the three and nine months ended September 30, 2005, after-tax net gains (losses) representing the total ineffectiveness of cash flow hedges were $(5) and $(9), respectively. For the three and nine months ended September 30, 2006, after-tax net gains (losses) representing the total ineffectiveness of fair value hedges were $(1). For the three and nine months ended September 30, 2005, after-tax net gains (losses) representing the total ineffectiveness of fair value hedges were $3.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three and nine months ended September 30, 2006, these strategies resulted in the recognition of after-tax net gains (losses) of $9 and $(73), respectively. Net realized capital gains for the three months ended September 30, 2006, were primarily comprised of gains on derivatives hedging changes in interest rates and, net gains on GMWB related derivatives, partially offset by net losses on the Japanese fixed annuity hedging instruments. The net gains on GWMB related derivatives were primarily driven by net changes in policyholder behavior assumptions made in the third quarter. The net losses on the Japanese fixed annuity hedging instruments were primarily driven by losses due to the weakening of the Yen in comparison to the U.S. dollar, partially offset by gains due to a decline in Japanese interest rates. For the nine months ended September 30, 2006, net realized capital losses were primarily driven by losses on the Japanese fixed annuity hedging instruments due to an increase in Japanese interest rates, GMWB related derivatives primarily driven by liability model refinements and assumption updates reflecting in-force demographics, and derivatives hedging changes in interest rates primarily due to rising interest rates. For the three and nine months ended September 30, 2005, these derivative based strategies resulted in the recognition of after-tax net gains (losses) of $(39) and $(84), respectively, which were predominantly comprised of net losses on the Japanese fixed annuity hedging instruments primarily due to the weakening of the Yen in comparison to the U.S. dollar as well as an increase in interest rates.
As of September 30, 2006, the after-tax deferred net gains (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(7). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and nine months ended September 30, 2006, and 2005, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2006	2005

Balance, January 1	$8,568	$7,438
Capitalization	1,420	1,564
Amortization – Deferred policy acquisition costs and present value of future profits	(913)	(887)
Adjustments to unrealized gains and losses on securities available-for-sale and other	54	239
Effect of currency translation adjustment	(3)	(103)

Balance, September 30	$9,126	$8,251

Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2006	2005

Balance, January 1	$1,134	$1,071
Capitalization	1,640	1,532
Amortization – Deferred Policy Acquisition Costs	(1,572)	(1,490)

Balance, September 30	$1,202	$1,113

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

	U.S. GMDB [1]	Japan GMDB/GMIB [1]

Liability balance as of January 1, 2006	$158	$50
Incurred	92	24
Paid	(84)	(1)
Currency translation adjustment	—	—

Liability balance as of September 30, 2006	$166	$73

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $32 as of September 30, 2006. The reinsurance recoverable asset related to the Japan GMDB was $3 as of September 30, 2006.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	96	23
Paid	(111)	(1)
Currency translation adjustment	—	(4)

Liability balance as of September 30, 2005	$159	$46

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $42 as of September 30, 2005.
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
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2006:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

	Account	Net Amount	Retained Net Amount	Weighted Average Attained
	Value	at Risk	at Risk	Age of Annuitant

Maximum anniversary value (MAV) [1]
MAV only	$52,640	$4,271	$431	64
With 5% rollup [2]	3,763	433	82	63
With Earnings Protection Benefit Rider (EPB) [3]	5,382	374	64	61
With 5% rollup & EPB	1,382	135	25	63

Total MAV	63,167	5,213	602
Asset Protection Benefit (APB) [4]	33,561	59	31	61
Lifetime Income Benefit (LIB) — Death Benefit[5]	2,535	3	3	59
Reset [6] (5-7 years)	6,764	319	319	65
Return of Premium [7]/Other	9,583	32	30	53

Subtotal U.S. Guaranteed Minimum Death Benefits	115,610	5,626	985	62
Japan Guaranteed Minimum Death and Income Benefit [8]	28,265	113	53	66

Total at September 30, 2006	$143,875	$5,739	$1,038

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) death benefit and income benefits include a guarantee to return initial investment, which is adjusted for earnings liquidity or a maximum annual withdrawal of 3% of premiums, depending on the product, through a fixed annuity after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $19.4 billion and $15.2 billion as of September 30, 2006 and December 31, 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features for contracts issued beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.
The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts.
As of September 30, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $35 and $8, respectively. For the three and nine months ended September 30, 2006, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $(12) and $83, respectively. Included in the realized gain (loss) were liability model refinements and changes in policyholder behavior assumptions for the three and nine months ended September 30, 2006 of a net $14 and $(4), respectively. For the three and nine months ended September 30, 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $55 and $11, respectively. There were no benefit payments made for the GMWB during 2006 or 2005.
As of September 30, 2006 and December 31, 2005, $33.4 billion, or 76%, and $26.4 billion, or 69%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures and swaps, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of September 30, 2006 and December 31, 2005 was $35.8 billion and $31.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of September 30, 2006 and December 31, 2005, was $12 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB or a period certain plus life contingent annuity. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $12.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that the Company and the four named individual defendants, as control persons of the Company, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and, on July 13, 2006, the district court granted the motion. The plaintiffs have noticed an appeal of the dismissal.
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
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. The plaintiffs’ motions for class certification are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Commitments and Contingencies (continued)
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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On February 15, 2006, the Company filed a new petition for rehearing and rehearing en banc, and on April 20, 2006, the Court of Appeals denied the petition. On July 19, 2006, the Company filed a petition for a writ of certiorari in the United States Supreme Court. On September 26, 2006, the Supreme Court granted petitions filed by insurers in two of the related cases, but it has not yet acted on the Company’s petition.
On July 25, 2006, the parties entered into a memorandum of understanding setting forth the essential terms of a class settlement in this action, and, on September 8, 2006, the parties executed and filed with the district court a Stipulation of Settlement. On September 11, 2006, the district court preliminarily approved the settlement and scheduled a hearing for final approval of the settlement for February 26, 2007. The settlement is subject to certain contingencies, including final approval by the district court. If the settlement is completed, management expects that the Company’s ultimate obligations under the settlement agreement, after consideration of provisions made for this matter, will not have a material adverse effect on the Company’s consolidated results of operations or cash flows in any particular quarterly or annual period.
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
In April 2005, the Superior Court phased the proceedings, providing for a trial of the MacArthur billing first, in April 2006, with other billings to follow in subsequent trial settings. In September 2005, the London Market reinsurer defendants moved for summary judgment on the MacArthur-related claims. After briefing and oral argument, the Superior Court issued a decision on December 13, 2005, granting the defendants’ motion. The Company noticed an appeal to the Connecticut Appellate Court; the appeal has since been transferred to the Connecticut Supreme Court. The Company intends to prosecute its appeal vigorously.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Commitments and Contingencies (continued)
On June 15, 2006, the Company announced an agreement with Equitas and all Lloyd’s syndicates reinsured by Equitas (collectively, “Equitas”) that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, including the Company’s reinsurance recoveries from Equitas under the BCT. Those recoveries consist predominantly of asbestos and pollution losses, including the billing for the MacArthur settlement. The pending litigation and appeal continue with other upper-layer reinsurers under the BCT.
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect from the nonsettling reinsurers not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has considered the risk of non-collection of these recoveries in its allowance for all uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment. After consideration of this allowance, management expects that a negative outcome in the BCT litigation would not have a material adverse effect on the Company’s consolidated results of operations or cash flows in any particular quarterly or annual period.
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
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, the Company had recorded aggregate charges of $109, after-tax, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. The remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
Total net periodic benefit cost for the nine months ended September 30, 2006 and 2005 includes the following components:

	Pension		Other Postretirement
	Benefits		Benefits
	2006	2005	2006	2005

Service cost	$95	$87	$6	$9
Interest cost	145	136	15	20
Expected return on plan assets	(181)	(164)	(7)	(6)
Amortization of prior service cost	(10)	(10)	(17)	(17)
Amortization of unrecognized net losses	66	54	—	3

Net periodic benefit cost	$115	$103	$(3)	$9

Employer Contributions
In 2006, the Company, at its discretion, made $200 in contributions to the U.S. qualified defined benefit plan. For 2006, the Company does not have a required minimum funding contribution for the U.S. qualified defined benefit plan and the funding requirements for all of the pension plans is expected to be immaterial.
9. Stock Compensation Plans
The Company has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues new shares in satisfaction of stock-based compensation. The compensation expense recognized for those plans was $45 and $40 for the nine months ended September 30, 2006 and 2005, respectively. The income tax benefit recognized for stock-based compensation plans was $16 and $14 for the nine months ended September 30, 2006 and 2005, respectively. The Company did not capitalize any cost of stock-based compensation. As of September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $88, which is expected to be recognized over a weighted average period of 2.1 years.
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
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the nine months ended September 30, 2005, the Company would have recognized an immaterial increase in net income if it had been

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Stock Compensation Plans (continued)
accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of the Company as defined in the 2005 Stock Plan.
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of the three years from the date of grant or upon specified market appreciation of the Company’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
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

	Nine Months Ended
	September 30, 2006	September 30, 2005

Expected dividend yield	1.9%	1.9%
Expected annualized spot volatility	20.2% - 32.3%	19.5% - 33.4%
Weighted average annualized volatility	28.9%	29.4%
Risk-free spot rate	4.4% - 4.6%	2.4% - 4.7%
Expected term	7 years	7 years

A summary of the status of non-qualified stock options included in the Company’s Stock Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options (in	Exercise	Contractual	Intrinsic
(Shares in thousands)	thousands)	Price	Term	Value

Outstanding at beginning of year	$11,471	$54.16	5.3
Granted	323	83.11
Exercised	(1,951)	49.98
Forfeited	(63)	57.58
Expired	(47)	54.96
Outstanding at end of period	9,733	55.94	4.9	$299,874

Exercisable at end of period	8,640	53.88	4.5	$283,977
Weighted average fair value of options granted	$27.69

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $27.69 and $22.89, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $72 and $169, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Stock Compensation Plans (continued)
A summary of the status of the Company’s non-vested share awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Non-vested Shares	(in thousands)	Fair Value

Non-vested at January 1, 2006	1,080	$67.94
Granted	677	83.29
Vested	(31)	55.42
Forfeited	(44)	72.34

Non-vested at September 30, 2006	1,682	$74.22

The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $3 and $4, respectively. The Company made cash payments in settlement of stock compensation of $36 and $0 during the nine months ended September 30, 2006 and 2005, respectively.
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the quarter. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2005, there were 2,254,952 shares available for future issuance. In the nine months ended September 30, 2006 and 2005, 259,603 and 253,797 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $15.97 and $13.45 in the nine months ended September 30, 2006 and 2005, respectively. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following weighted average valuation assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Dividend yield	1.9%	1.7%
Implied volatility	18.8%	20.6%
Risk-free spot rate	4.6%	2.7%
Expected term	3 months	3 months

Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase in each of the nine months ended September 30, 2006 and 2005 was $4 and $3. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The activity under these programs is not material.
10. Debt
In May 2003, The Hartford issued 13.8 million 7% equity units at a price of fifty dollars per unit and received net proceeds of approximately $669. Each equity unit initially consisted of one purchase contract for a certain number of shares of the Company’s stock on August 16, 2006 and a 5% ownership interest in one thousand dollars principal amount of senior notes due August 16, 2008. The senior notes had an aggregate principal amount of $690. In May 2006, the senior notes were successfully remarketed on behalf of the holders of the equity units and the interest rate was reset from 2.56% to 5.55%, effective May 16, 2006. The Company did not receive any proceeds from the remarketing. Rather, the remarketing proceeds were utilized to purchase a portfolio of U.S. Treasury securities, which was pledged to the Company as collateral to satisfy the purchase contractholders’ obligations to purchase the Company’s stock. In connection with the remarketing, The Hartford purchased and retired $265 of the senior notes for approximately $265 in cash and recognized an immaterial gain on the early extinguishment. In August 2006, under the forward purchase contracts, the Company issued approximately 12.1 million shares of common stock and received proceeds of approximately $690. The Company used the proceeds to repay commercial paper.
On June 1, 2006, the Company repaid $250 of 2.375% senior notes at maturity.
On July 14, 2006, The Hartford retired its $200 7.625% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Life Capital II at par.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2002, The Hartford issued 6.6 million 6% equity units at a price of fifty dollars per unit and received net proceeds of $319. Each equity unit initially consisted of one purchase contract for a certain number of shares of the Company’s stock on November 16, 2006 and fifty dollars principal amount of senior notes due November 16, 2008. The senior notes had an aggregate principal amount of
10. Debt (continued)
$330. In August 2006, the senior notes were successfully remarketed on behalf of the holders of the equity units and the interest rate was reset from 4.10% to 5.663%, effective August 16, 2006. The Company did not receive any proceeds from the remarketing. Rather, the remarketing proceeds were utilized to purchase a portfolio of U.S. Treasury securities, which was pledged to the Company as collateral to satisfy the purchase contractholders’ obligations to purchase the Company’s stock. Under the forward purchase contracts, assuming The Hartford’s common stock price exceeds $57.645 per share during the 20 trading day period ending on the third trading day prior to November 16, 2006, the Company will issue approximately 5.7 million shares of common stock and receive proceeds of approximately $330 on November 16, 2006.
On October 3, 2006, the Company issued $400 of 5.25% senior notes due October 15, 2011, $300 of 5.50% senior notes due October 15, 2016, and $300 of 5.95% senior notes due October 15, 2036, and received total net proceeds of approximately $990.
On October 10, 2006, the Company successfully completed offers to exchange existing senior unsecured notes comprising the $250 of 7.65% notes due 2027 and the $400 of 7.375% notes due 2031 issued by HLI (‘‘HLI notes’’) for up to $650 in new senior unsecured notes of the Company and a cash payment, in order to consolidate debt at the holding company. The new notes have an extended maturity and bear a market interest rate and, together with the cash payment, have a present value not significantly different than the existing notes using the existing notes’ effective interest rates. On October 10, 2006, the Company issued approximately $409 of 6.1% senior notes due October 1, 2041 and paid cash totaling $85 in exchange for $101 of the 7.65% notes due 2027 and $308 of the 7.375% notes due 2031. Cash paid to holders of HLI notes in connection with the exchange offers will be reflected on our balance sheet as a reduction of long-term debt.
On October 17, 2006, the Company provided irrevocable notice that it will retire its $500  of 7.45% junior subordinated debentures due 2050 underlying the trust preferred securities issued by Hartford Capital III. The Company will redeem the debentures at par on November 17, 2006 and recognize a loss on extinguishment of $17, after-tax, for the write-off of the unamortized issue costs and discount.
Consumer Notes
On September 8, 2006, Hartford Life Insurance Company filed a shelf registration statement with the SEC (Registration Statement No. 333-137215), effective immediately, for the offering and sale of Hartford Life IncomeNotesSM and Hartford Life medium-term notes (collectively called “Consumer Notes”). There are no limitations on the ability to issue additional indebtedness in the form of Hartford Life IncomeNotesSM and Hartford Life medium-term notes.
Institutional Solutions Group began issuing Consumer Notes through its Retail Investor Notes Program in September 2006. A Consumer Note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. In addition, discount notes, amortizing notes and indexed notes may also be offered and issued. Consumer Notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer Notes are offered weekly with maturities up to 30 years and varying interest rates and may include a call provision. Certain Consumer Notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits equal to the greater of $1 or 1% of the aggregate principal amount of the notes and $250 thousand per individual, respectively. Derivative instruments will be utilized to hedge the Company’s exposure to interest rate risk in accordance with Company policy.
As of September 30, 2006, $41 of Consumer Notes had been issued. These notes have interest rates ranging from 5% to 6% for fixed notes and consumer price index plus 2.05% to 2.20% for variable notes. The aggregate maturities of Consumer Notes are as follows: 2009 $3 and $38 for 2011 and thereafter. The Consumer Notes are reported in other liabilities. For the three and nine months ended September 30, 2006 interest credited to holders of Consumer Notes was immaterial and is included in benefits, claims and claim adjustment expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Sale of Subsidiary
In July 2006, the Company agreed to sell its non-standard auto insurance business, Omni Insurance Group, Inc. (“Omni”). Under the terms of the agreement, the Company will receive sales proceeds, subject to adjustment, of approximately $100. The Company expects the sale to be completed in the fourth quarter of 2006, pending regulatory approval, and to result in an after-tax gain, primarily due to income tax benefits arising from the transaction. The after-tax gain is not expected to be material to results of operations and the ultimate amount will be based on an audit of the closing date balance sheet. As part of this agreement, the Company continues to be obligated for certain extra contractual liability claims and for claims and expenses arising from all business written in the states of California and New York. Subject to regulatory constraints, the Company intends to cease writing new and renewal non-standard business in California and New York.
In the three and nine month periods ended September 30, 2006, Omni had earned premium of $33 and $108, respectively. As of September 30, 2006, Personal Lines segment assets related to the Omni business being sold included $217 of cash and invested assets, $37 of premiums receivable and $34 of other assets. As of September 30, 2006, Personal Lines segment liabilities of the Omni business being sold included $115 of loss and loss adjustment expense reserves, $42 of unearned premium and $15 of other liabilities. Each of the assets and liabilities of Omni are included in their respective captions in the September 30, 2006 consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2006, compared with December 31, 2005, and its results of operations for the three and nine months ended September 30, 2006, compared to the equivalent 2005 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2005 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.
INDEX

Overview	28
Critical Accounting Estimates	31
Consolidated Results of Operations	33
Life	36
Retail	41
Retirement Plans	43
Institutional	44
Individual Life	45
Group Benefits	46
International	47
Other	49
Property & Casualty	49
Total Property & Casualty	59
Ongoing Operations	60
Business Insurance	63
Personal Lines	66
Specialty Commercial	69
Other Operations (Including Asbestos and Environmental Claims)	72
Investments	77
Investment Credit Risk	83
Capital Markets Risk Management	87
Capital Resources and Liquidity	90
Accounting Standards	95
OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten operating segments.
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 36. For further overview of Property & Casualty’s profitability and analysis, see page 49.

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
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, the Company had recorded aggregate charges of $109, after-tax, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. The remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.

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
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At September 30, 2006 and December 31, 2005, the carrying value of the Company’s Life DAC asset was $9.1 billion and $8.6 billion, respectively. Of those amounts, $4.5 billion and $4.5 billion related to individual variable annuities sold in the U.S., $1.4 billion and $1.2 billion related to individual variable annuities sold in Japan and $2.1 billion and $1.9 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended September 30, 2006 and 2005 was an increase to amortization of $21 and $0, respectively. The true-up recorded for the nine months ended September 30, 2006 and 2005 was an increase to amortization of $36 and $9, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGPs for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. (Although the Company used a separate account return assumption of 4.3% and 5.8% for the 2005 and 2006 cohorts, respectively, based on the relative fund mix of all variable products sold in Japan, the weighted average rate on the entire Japan block is 5.0%.) For prior year cohorts, the Company’s separate account return assumption at the time those cohorts’ account values and related EGPs were projected was 9.0% for U.S. products and ranged from 5.0% to 7.47% for Japanese products. The overall actual return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,336 on September 29, 2006), although no assurance can be provided that this correlation will continue in the future.

Unlock and Sensitivity Analysis
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
The Company’s quantitative process to determine the reasonable range of EGPs is performed quarterly and involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the original best estimate assumptions in prior year cohorts used to project account value and the related EGPs in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
The original best estimate assumptions used to estimate future gross profits have not historically been revised unless the EGPs in the DAC amortization model fell outside of a reasonable range of EGPs. Notwithstanding the statistical ranges described above, future refinements to the estimation process for DAC amortization and modifications of underlying assumptions based on future studies could result in revisions to EGPs. In addition, aside from absolute levels and timing of market performance, additional factors that might influence revisions to previously projected EGPs include the degree of volatility in separate account fund performance and policyholder shifts in asset allocation within the separate account as well as surrenders and lapses. In the event that the Company were to revise its original best estimate assumptions used for prior year cohorts to its current best estimate assumptions, thereby changing its estimate of projected account value and the related EGPs in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes in the period the revision was determined to be necessary, a process known as “unlocking”.
As of September 30, 2006, the present value of the EGPs used in the DAC amortization models for variable annuities and variable universal life business fell within the Company’s parameters for reasonableness. After considering this quantitative assessment and other factors, the Company did not revise the separate account return assumption, the account value or any other assumptions in those DAC amortization models for 2006 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock on DAC, unearned revenue liabilities and sales inducement assets, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of September 30, 2006. If the Company assumed a separate account return assumption of 7.6% for all U.S. product cohorts and 5.0% for all Japanese product cohorts and used its current best estimate assumptions, including lapse, mortality and expense assumptions, for all products to project account values forward from the current account value to reproject future EGPs, the estimated increase (decrease) to net income for all businesses would be approximately $10-($10) (including a ($30)-($50) impact to U.S. variable annuities). If, instead, the Company assumed a separate account return assumption of 8.6% in the U.S. (6.0% in Japan) or 6.6% in the U.S. (4.0% in Japan), the estimated increase (decrease) to net income for all businesses would have been $25-$35 and ($30)-($40), respectively. If the Company were to unlock, as of September 30, 2006 the future periodic amortization of DAC related to the in-force block of business would likely decrease in the U.S. and increase in Japan.
For the Japan individual variable annuity business, favorable experience in the returns of the underlying funds over the past four quarters has resulted in actual account values and EGPs exceeding the projected account value and EGPs in the DAC amortization model, however the EGP’s in the DAC amortization model continue to fall within the Company’s parameters. Continued favorable experience on key assumptions for the Japan variable annuity business, which could include increasing fund return performance, decreasing lapses or decreasing mortality, could result in the DAC amortization model EGPs falling outside of the Company’s parameters, resulting in a necessary unlock, a decrease to DAC amortization and an increase to the DAC asset. If the Company had unlocked as of September 30, 2006, assuming a separate account return assumption of 5.0% for all Japanese product cohorts and using its current best estimate assumptions to project account values forward from the current account values to reproject future EGPs, the estimated increase to net income for Japan variable annuities would be approximately $25-35, after-tax.
The impact on guaranteed minimum death and income benefit liabilities, which use EGPs or components of EGPs in their periodic determination, as a result of the hypothetical unlock scenarios described above as of September 30, 2006, is not likely to be material in the U.S., but would result in a decrease to those liabilities, which would result in an increase to net income of $22-$32, in Japan.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2006, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 43% and 68%, respectively, before portions of its DAC asset would be unrecoverable.
CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Earned premiums	$3,761	$3,562	6%	$11,288	$10,693	6%
Fee income	1,152	1,029	12%	3,432	2,944	17%
Net investment income
Securities available-for-sale and other	1,164	1,124	4%	3,449	3,263	6%
Equity securities held for trading [1]	1,185	1,500	(21%)	669	2,024	(67%)

Total net investment income	2,349	2,624	(10%)	4,118	5,287	(22%)
Other revenues	118	116	2%	356	344	3%
Net realized capital gains (losses)	27	(24)	NM	(273)	105	NM

Total revenues	7,407	7,307	1%	18,921	19,373	(2%)

Benefits, claims and claim adjustment expenses [1]	4,491	4,769	(6%)	10,741	11,570	(7%)
Amortization of deferred policy acquisition costs and present value of future profits	839	821	2%	2,485	2,377	5%
Insurance operating costs and expenses	832	786	6%	2,358	2,301	2%
Interest expense	70	62	13%	207	189	10%
Other expenses	164	173	(5%)	530	499	6%

Total benefits, claims and expenses	6,396	6,611	(3%)	16,321	16,936	(4%)

Income before income taxes	1,011	696	45%	2,600	2,437	7%
Income tax expense	253	157	61%	638	630	1%

Net income	$758	$539	41%	$1,962	$1,807	9%

[1]	Includes dividend income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended September 30, 2006 compared to the three months ended September 30, 2005
Net income increased $219 primarily due to the following:
•	Total Property & Casualty net income increased $148 due to a $157 increase in Ongoing Operations net income partially offset by a decrease in Other Operations net income. The increase in Ongoing Operations net income is primarily the result of an increase in underwriting results of $200. The increase in underwriting results is driven by a decrease of $112 in current accident year catastrophe losses and a change from $43 of net unfavorable prior accident year reserve development in 2005 to $28 of net favorable prior accident year reserve development in 2006.

•	Life’s net income increased $82 primarily due to growth in assets under management resulting from market growth and strong sales along with higher earned premiums and tax benefits.
Total revenues increased $100 primarily due to the following:
•	Earned premium increased $199 as a result of $115 from Property & Casualty operations and $84 from Life operations. Property & Casualty’s growth in Business Insurance and Personal Lines earned premium was partially offset by a decrease in Specialty Commercial earned premium. Contributing to the growth in earned premium was a $60 reduction of earned premium in 2005 due to catastrophe treaty reinstatement premium payable to reinsurers as a result of losses from hurricane Katrina and new business premium outpacing non-renewals. The increase in Life earned premiums was primarily related to Group Benefits where the increase was driven by year-to-date sales (excluding buyouts) growth, particularly in group life insurance.

•	Fee income increased $123 as a result of increases in the Company’s Life operation’s Retail and International segments. The increase in fee income occurred primarily as the result of growth in average account values.

•	Net realized capital gains in 2006 compared to losses in 2005.
Partially offsetting the increase in revenues was a decrease of $275 in net investment income primarily due to the Company’s equity securities held for trading. The fund performance of assets supporting the Company’s Japanese variable annuity business was not as strong in the third quarter of 2006 as compared to the comparable period in 2005 resulting in a decrease in net investment income from equity securities held for trading.
Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net income increased $155 primarily due to an increase of $169 in Life’s net income primarily due to growth in assets under management resulting from market growth and strong sales along with higher earned premiums and tax benefits. Also contributing to Life’s increased net income were the following:
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
Property & Casualty net income increased $2, as a result of a $130 increase in Ongoing Operations’ net income offset by a $128 decrease in Other Operations net income. Ongoing Operations net income increased due to increases in underwriting results and net investment income. Other Operations decrease was primarily a result of prior year reserve development of $243, pre-tax, recorded in the second quarter of 2006, resulting from the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities.
Total revenues decreased $452 primarily due to the following:
•	A decrease in net investment income, driven primarily by a $1.4 billion decrease in net investment income on the Company’s equity securities held for trading. The fund performance of assets supporting the Company’s Japanese variable annuity business was not as strong in the third quarter of 2006 as compared to the comparable period in 2005 resulting in a decrease in net investment income from equity securities held for trading.

•	Net realized capital losses, primarily due to impairments and the realized loss associated with GMWB derivatives.
Partially offsetting the decrease in total revenues were the following:
•	Earned premium increased $595 as a result of $392 from Life operations and $203 from Property & Casualty operations. The increase in Life earned premiums was primarily related to Group Benefits where the increase was driven by year-to-date sales (excluding buyouts) growth, particularly in group life insurance. Contributing to the growth in Property & Casualty earned premium was a $60 reduction of earned premium in 2005 due to catastrophe treaty reinstatement premium payable to reinsurers as a result of losses from hurricane Katrina. Growth in Business Insurance and Personal Lines earned premium was partially offset by a decrease in Specialty Commercial earned premium. Apart from the effect of the reinstatement premium in 2005, the growth was primarily driven by new business premium outpacing non-renewals over the last three months of 2005 and first nine months of 2006 and the effect of earned pricing increases in homeowners.

•	Fee income increased $488 as a result of increases in the Company’s Life operation’s Retail and International segments. The increase in fee income occurred primarily as the result of growth in average account values.
Income Taxes
The effective tax rate for the three months ended September 30, 2006 and 2005 was 25% and 23%, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 25% and 26%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends-received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level. The Company’s DRD increased $5 and $27 for the three and nine months ended September 30, 2006 over the respective prior year periods including a tax benefit of $6 for the three and nine months ended September 30, 2006 and $3 in the three and nine months ended September 30, 2005, resulting from true-ups related to prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD included an additional tax benefit of $6 related to the 2005 year.
The Company receives a credit against its U.S. tax liability for foreign taxes paid by the Company from its separate account assets. The increased allocation of separate account investments to the international equity markets during 2005 and 2006 has increased the amount of these foreign tax credits (“FTC”). In the three and nine months ended September 30, 2006, the Company reported a net benefit of $13 for the separate account FTC, comprised of a $7 true up related to a prior year tax return and $6 related to the 2006 year.
Based on current projections, it is management’s intent that the undistributed earnings of Hartford Life Insurance, K.K. will be repatriated to the U.S. in the future. Therefore, the Company no longer meets the indefinite reversal criteria of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas”, with respect to Hartford Life Insurance, K.K. As a result of this change, the Company has recorded a tax benefit of $4 and $6 for the three and nine months ended September 30, 2006 respectively, due to the expected utilization of foreign tax credits from Hartford Life Insurance, K.K.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company has distributed the entire balance in the second quarter of 2006, thereby permanently eliminating the potential tax of $31.
Organizational Structure
The Hartford is organized into two major operations: Life and Property & Casualty. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten operating segments. Additionally, Corporate primarily includes the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.
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
Net Income (Loss)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Life
Retail	$184	$172	7%	$526	$447	18%
Retirement Plans	21	20	5%	64	54	19%
Institutional	24	24	—	75	66	14%
Individual Life	46	45	2%	139	123	13%
Group Benefits	74	68	9%	216	191	13%
International	47	28	68%	145	63	130%
Other	32	(11)	NM	(83)	(31)	(168%)

Total Life	428	346	24%	1,082	913	19%

Property & Casualty
Ongoing Operations	375	218	72%	1,104	974	13%
Other Operations	6	15	(60%)	(83)	45	NM

Total Property & Casualty	381	233	64%	1,021	1,019	—

Corporate	(51)	(40)	(28%)	(141)	(125)	(13%)

Total net income	$758	$539	41%	$1,962	$1,807	9%

Net income is the measure of profit or loss used in evaluating the performance of Total Life, Total Property & Casualty and the Ongoing Operations and Other Operations segments. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred claims, claim adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net servicing and other income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss). The following is a summary of Ongoing Operations underwriting results by segment.
Underwriting Results (before-tax)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Business Insurance	$123	$125	(2%)	$454	$384	18%
Personal Lines	89	71	25%	321	386	(17%)
Specialty Commercial	41	(143)	NM	45	(98)	NM

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

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Product/Key Indicator Information

U.S. Variable Annuities
Account value, beginning of period	$106,224	$99,747	$105,314	$99,617
Net flows	(988)	(348)	(2,454)	(1)
Change in market value and other	3,253	4,193	5,629	3,976

Account value, end of period	$108,489	$103,592	$108,489	$103,592

Retail Mutual Funds
Assets under management, beginning of period	$32,611	$25,958	$29,063	$25,240
Net sales	1,195	73	4,112	776
Change in market value and other	914	1,491	1,545	1,506

Assets under management, end of period	$34,720	$27,522	$34,720	$27,522

Retirement Plans
Account value, beginning of period	$20,740	$17,592	$19,317	$16,493
Net flows	442	200	1,837	1,226
Change in market value and other	513	673	541	746

Account value, end of period	$21,695	$18,465	$21,695	$18,465

Individual Life Insurance
Variable universal life account value, end of period	$6,242	$5,700	$6,242	$5,700

Total life insurance inforce	$160,010	$147,278	$160,010	$147,278

S&P 500 Index
Period end closing value	1,336	1,229	1,336	1,229

Daily average value	1,288	1,224	1,284	1,200

Japan Annuities
Account value, beginning of period	$28,990	$19,726	$26,104	$14,631
Net flows	877	2,704	3,675	8,815
Change in market value and other	74	869	162	(147)

Account value, end of period	$29,941	$23,299	$29,941	$23,299

•	The increase in U.S. variable annuity account values from September 30, 2005 to September 30, 2006 can be attributed to market growth over the past four quarters. Net flows for the U.S. variable annuity business are negative and have decreased from prior year levels resulting from higher surrenders and lower sales due to increased competition.
•	Mutual Fund net sales increased substantially over the prior year period as a result of focused wholesaling efforts and favorable fund and equity market performance both contributing to sales and deposits.
•	The increase in Retirement Plan account values from September 30, 2005 to September 30, 2006 can be mainly attributed to positive net flows over the past four quarters and market appreciation.
•	Individual Life account value increased from September 30, 2005 due primarily to premiums and deposits. Life insurance inforce increased from September 30, 2005 due to business growth.
•	Japan annuity account values as of September 30, 2006 continue to grow as a result of positive net flows and fund performance, offset by a decline due to the effects of currency translation. However, Japan net flows have decreased due to increased competition.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Investment Income
Retail	$208	$229	$639	$709
Retirement Plans	82	78	242	231
Institutional	256	207	729	581
Individual Life	81	77	240	226
Group Benefits	106	99	310	297
International	32	19	91	49
Other	1,222	1,562	777	2,164

Total net Investment Income	$1,987	$2,271	$3,028	$4,257

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest Credited on General Account Assets
Retail	$158	$177	$481	$546
Retirement Plans	52	50	154	146
Institutional	135	99	377	273
Individual Life	59	57	175	167
International	6	3	16	10
Other	1,209	1,526	751	2,216

Total interest credited on general account assets	$1,619	$1,912	$1,954	$3,358

•	Net investment income and interest credited in Other decreased for the three and nine months ended September 30, 2006 due to a decrease in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.
•	Net investment income and interest credited on general account assets in Retail declined for the three and nine months ended September 30, 2006 due to lower assets under management as a result of surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. Also contributing to the decline in assets under management were transfers within variable annuity products from the general account option to separate account funds.
•	Net investment income and interest credited on general account assets in Institutional increased as a result of sales in the Company’s funding agreement backed Investor Notes program.
Premiums
As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. Sales are one indicator of future premium growth.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Group Benefits
Total premiums and other considerations	$1,032	$950	$3,092	$2,846
Fully insured ongoing sales (excluding buyouts)	$175	$157	$750	$643

•	Earned premiums and other considerations include $0 and $1 and $5 and $26 in buyout premiums for the three and nine months ended September 30, 2006 and 2005, respectively. The increase in premiums and other considerations for Group Benefits in 2006 compared to 2005 was driven by sales growth of 17%.

Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

Retail
General insurance expense ratio (individual annuity)	18.1	bps	16.8	bps	17.1	bps	17.7	bps
DAC amortization ratio (individual annuity)		50.1%		48.5%		50.4%		48.9%

Individual Life
Death benefits		$62		$54		$194		$183
Insurance expenses, net of deferrals		44		43		132		125

Group Benefits
Total benefits, claims and claim adjustment expenses		$745		$688		$2,252		$2,106
Loss ratio (excluding buyout premiums)		72.2%		72.4%		72.8%		73.8%
Insurance expenses, net of deferrals		$281		$258		$819		$752
Expense ratio (excluding buyout premiums)		28.2%		28.0%		27.5%		27.4%

•	Individual annuity’s expense ratio increased for the three months ended September 30, 2006 primarily due to higher technology and service costs. Asset growth for the nine months ended September 30, 2006 decreased individual annuity’s expense ratio to a level lower than prior year periods. Management expects the 2006 full year ratio to be between 17-18 bps.
•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization, while relatively stable was influenced by “true-ups” recorded in the respective periods as actual gross profits emerged.
•	Individual Life death benefits increased for the three months ended September 30, 2006 primarily due to unusually favorable mortality experience in the third quarter of 2005, and increased 6% for the nine months ended September 30, 2006 primarily due to a larger insurance inforce.
•	The Group Benefits loss ratio, excluding buyouts, for the three and nine months ended September 30, 2006 was relatively stable. Movements in the loss ratio were caused by period over period minor fluctuations in mortality and morbidity experience.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

Ratios
Retail
Individual annuity return on assets (“ROA”)	58.0	bps	56.7	bps	55.3	bps	52.0	bps
Group Benefits
After-tax margin (excluding buyouts)	7.2%		7.2%		7.0%		6.8%

•	Individual annuity’s ROA increased for the three and nine months ended September 30, 2006 compared to the prior year periods. In particular, variable annuity fees and the DRD and other tax benefits each increased for the three and nine months ended September 30, 2006 compared to the prior year period. The increase in the ROA pertaining to fees can be attributed to the increase in account values and resulting increased fees including GMWB rider fees. Additionally, general insurance expenses were also favorable as a percentage of total assets.

•	The improvement in the Group Benefits after-tax margin for the nine months ended September 30, 2006 was primarily due to an improvement in the expense ratio excluding the financial institution business. (Financial institution business is experience rated. Under the terms of this business, loss experience will inversely affect the commission expenses incurred.)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Operating Summary
Earned premiums	$1,129	$1,045	8%	$3,483	$3,091	13%
Fee income	1,149	1,026	12%	3,423	2,936	17%
Net investment income
Securities available-for-sale and other	802	771	4%	2,359	2,233	6%
Equity securities held for trading [1]	1,185	1,500	(21%)	669	2,024	(67%)

Total net investment income	1,987	2,271	(13%)	3,028	4,257	(29%)
Net realized capital (losses) gains	11	(26)	NM	(265)	57	NM

Total revenues	4,276	4,316	(1%)	9,669	10,341	(6%)
Benefits, claims and claim adjustment expenses [1]	2,738	2,926	(6%)	5,384	6,421	(16%)
Amortization of deferred policy acquisition costs and present value of future profits	308	321	(4%)	913	887	3%
Insurance operating costs and other expenses	681	621	10%	1,975	1,837	8%

Total benefits, claims and expenses	3,727	3,868	(4%)	8,272	9,145	(10%)

Income before income tax expense	549	448	23%	1,397	1,196	17%
Income tax expense	121	102	19%	315	283	11%

Net income	$428	$346	24%	$1,082	$913	19%

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
The change in Life’s net income was due to the following:
•	Net income increased primarily due to growth in assets under management resulting from market growth and sales, along with higher earned premiums in Group Benefits.

•	Net realized capital gains occurred in the third quarter of 2006 compared to net realized capital losses in the prior year period due to realized gains from the Japan fixed annuity contract hedges due to movements in interest rates and net realized gains on GMWB derivatives, primarily driven by net changes in policyholder behavior assumptions made in the third quarter, partially offset by losses on non-qualifying derivatives due to rising interest rates in 2006 and other than temporary impairments. Net realized capital losses occurred in the first nine months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), realized losses associated with GMWB derivatives, primarily driven by liability modeling refinements and assumption updates reflecting in-force demographics, losses on non-qualifying derivatives and net losses on sales of investments, both due to rising interest rates in 2006.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for regulatory investigations.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time, an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.

RETAIL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Operating Summary
Fee income	$663	$594	12%	$1,981	$1,717	15%
Earned premiums	(23)	(15)	(53%)	(58)	(35)	(66%)
Net investment income	208	229	(9%)	639	709	(10%)
Net realized capital gains	1	2	(50%)	4	8	(50%)

Total revenues	849	810	(5%)	2,566	2,399	7%
Benefits, claims and claim adjustment expenses	197	218	(10%)	611	689	(11%)
Insurance operating costs and other expenses	245	199	23%	729	621	17%

Amortization of deferred policy acquisition costs and present value of future profits	201	187	7%	607	546	11%

Total benefits, claims and expenses	643	604	6%	1,947	1,856	5%

Income before income tax expense	206	206	—	619	543	14%
Income tax expense	22	34	(35%)	93	96	(3%)

Net income	$184	$172	7%	$526	$447	18%

Assets Under Management
Individual variable annuity account values				$108,489	$103,592	5%
Individual fixed annuity and other account values				9,888	10,323	(4%)
Other retail products account values				454	286	59%

Total account values [1]				118,831	114,201	4%

Retail mutual fund assets under management				34,720	27,522	26%
Other mutual fund assets under management				1,314	901	46%

Total mutual fund assets under management				36,034	28,423	27%

Total assets under management				$154,865	$142,624	9%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income in the Retail segment for the three and nine months ended September 30, 2006 increased primarily due to certain tax benefits recorded in the three months ended September 30, 2006 and improved fee income for the nine months ended September 30, 2006. Higher fee income was driven by higher assets under management resulting primarily from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business for the three and nine months ended September 30, 2006 occurred primarily as the result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $8.2 billion over the past four quarters. Variable annuity had net outflows of $2.5 billion for the nine months ended September 30, 2006 compared to net outflows of $1 for the prior year period. Net outflows from additional surrender activity were due to increased sales competition, particularly from competitors offering variable annuity products with guaranteed living benefits.
•	Mutual fund fee income increased 21% and 25% for the three and nine months ended September 30, 2006, respectively, due to increased assets under management driven by market appreciation of $2.6 billion and net sales of $4.7 billion during the past four quarters. Net sales grew to $4.1 billion for the nine months ended September 30, 2006 compared to $776 for the prior year period. This increase was primarily attributable to focused wholesaling efforts.
•	Despite stable general account investment spread over the past four quarters, net investment income has steadily declined for the three and nine months ended September 30, 2006 due to variable annuity transfers from the fixed account to the separate account combined with surrenders in the fixed MVA contracts. Despite these outflows, a more favorable interest rate environment throughout 2006 has resulted in increased sales and a lower surrender rate resulting in net outflows for the nine months ended September 30, 2006 decreasing $1.1 billion compared to the same prior year period. Benefits, claims and claim adjustment expenses have decreased for the three and nine months ended September 30, 2006 due to a decline in interest credited also due to a decline in fixed annuity account values.
•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2006 primarily due to an increase in mutual fund commissions due to significant growth in sales. In addition, variable annuity asset based commissions increased due to 5% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin. During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time, an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.
•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax, pre-amortization profits remained fairly stable.

•	The effective tax rate decreased for the three and nine months ended September 30, 2006 compared to the prior period due to an increase in the net foreign tax credit estimate from $2 in 2005 to $12 in 2006 as well as an increase in the DRD. The DRD increased $4 and $23 for the three and nine months ended September 30, 2006 over the respective prior year periods, resulting from true-ups related to prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD also included a tax benefit of $4 related to the 2005 year.
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
With increased competition in the variable annuity market combined with surrender activity on the aging block of business, net outflows continue to be above the levels experienced in 2005. As of September 30, 2006, sales of $9.8 billion were above expectations made by management at December 31, 2005; however, the increase was largely offset by an increase in surrender activity as discussed above, leaving management’s expectations of net outflows for 2006 largely unchanged. Actual results will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract.
Based on the results to date, management’s current full year projections are as follows.
•	Variable annuity sales of $11.7 billion to $12.0 billion
•	Fixed annuity sales of $925 to $1.0 billion
•	Retail mutual fund sales of $10.3 billion to $10.8 billion
•	Variable annuity outflows of $3.3 billion to $3.6 billion
•	Fixed annuity outflows of $450 to $550
•	Retail mutual fund net sales of $5.0 billion to $5.4 billion
•	Individual annuity return on assets of 54 to 55 basis points
•	Retail mutual fund return on assets of 18 to 20 basis points

RETIREMENT PLANS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Operating Summary
Fee income	$48	$40	20%	$139	$111	25%
Earned premiums	1	1	—	17	8	113%
Net investment income	82	78	5%	242	231	5%
Net realized capital gains (losses)	—	(1)	100%	1	(2)	NM

Total revenues	131	118	11%	399	348	15%

Benefits, claims and claim adjustment expenses	61	57	7%	189	172	10%
Insurance operating costs and other expenses	36	32	13%	102	88	16%
Amortization of deferred policy acquisition costs	6	5	20%	22	17	29%

Total benefits, claims and expenses	103	94	10%	313	277	13%
Income before income taxes	28	24	17%	86	71	21%
Income tax expense	7	4	75%	22	17	29%

Net income	$21	$20	5%	$64	$54	19%

Assets Under Management
Governmental account values				$10,691	$10,162	5%
401(k) account values				11,004	8,303	33%

Total account values [1]				21,695	18,465	17%

Governmental mutual fund assets under management [2]				—	147	(100%)
401(k) mutual fund assets under management				1,036	872	19%

Total mutual fund assets under management				1,036	1,019	2%

Total assets under management				$22,731	$19,484	17%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts

[2]	Government Mutual Fund assets declined to zero due to a large case surrender in 2005 and the remaining business being transferred to the Institutional segment.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income in Retirement Plans increased due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable.
•	Fee income for 401(k) increased 28%, or $8 and 37%, or $28, for the three and nine months ended September 30, 2006, respectively, due to the growth in average account values. This growth is primarily driven by positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Total 401(k) deposits increased by 14% and 25% for the three and nine months ended September 30, 2006, respectively. The increase in average account values can also be attributed to market appreciation of $699 over the past four quarters.
•	General account spread remained stable for the three and nine months ended September 30, 2006 compared to the respective prior year periods. Overall, net investment income and the associated interest credited within benefits, claims and claim adjustment expenses each increased as a result of the growth in general account assets under management. Additionally, benefits, claims and claim adjustment expenses increased for the nine months ended September 30, 2006 compared to the respective prior year period due to a large case annuitization in the 401(k) business which also resulted in an increase in premiums of $12 for the nine months ended September 30, 2006.
•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater assets under management resulting in higher trail commissions and maintenance expenses.
•	Higher amortization of DAC resulted from higher actual gross profits due to positive earnings drivers combined with a higher amortization rate for the nine months ended September 30, 2006 compared to the respective prior year period.
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

Based on the results to date, management’s current full year projections are as follows:
•	Sales and deposits of $5.1 billion to $5.3 billion
•	Net flows of $2.3 billion to $2.5 billion
•	Return on assets of 40 to 42 basis points
INSTITUTIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Operating Summary
Fee income	$32	$26	23%	$87	$96	(9%)
Earned premiums	143	126	13%	502	323	55%
Net investment income	256	207	24%	729	581	25%
Net realized capital losses	(2)	(1)	(100%)	(4)	(3)	(33%)

Total revenues	429	358	20%	1,314	997	32%

Benefits, claims and claim adjustment expenses	375	300	25%	1,137	841	35%
Insurance operating costs and other expenses	18	15	20%	53	42	26%
Amortization of deferred policy acquisition costs	6	9	(33%)	22	23	(4%)

Total benefits, claims and expenses	399	324	23%	1,212	906	34%
Income before income taxes	30	34	(12%)	102	91	12%
Income tax expense	6	10	(40%)	27	25	8%

Net income	$24	$24	—	$75	$66	14%

Assets Under Management
Institutional Investment Product account values [1]]				$21,010	$17,174	22%
Private Placement Life Insurance account values				25,125	23,538	7%
Mutual fund assets under management [2]				2,204	1,324	66%

Total assets under management				$48,339	$42,036	15%

[1]	Institutional investment product account values include transfers from Retirement Plans of $413 during the three months ended March 31, 2006 and from Retail of $350 during the three months ended September 30, 2006.

[2]	Mutual fund assets under management include transfers from Retirement Plans of $178 during the three months ended March 31, 2006.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income was flat for the three months ended and increased for the nine months ended September 30, 2006 compared to the respective prior year periods. The income for the nine months ended September 30, 2006 was primarily driven by earnings in institutional investment products (“IIP”), while private placement life insurance (“PPLI”) net income was relatively flat. A more expanded discussion of earnings growth can be found below.
•	Total revenues increased in IIP as a result of higher assets under management, driven by positive net flows of $2.0 billion during the past four quarters. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes sales for the four quarters ended September 30, 2006 were $1.3 billion.
•	General account spread is the main driver of net income for IIP. Spread income declined for the three months ended September 30, 2006 compared to the respective prior period as a result of investment income. For the three months ended September 30, 2006 and 2005, income related to partnership investments was $2 and $3 after-tax, respectively. An increase in spread income for the nine months ended September 30, 2006 compared to the respective prior period was driven by higher assets under management noted above along with favorable investment results. For the nine months ended September 30, 2006 and 2005, income related to partnership investments was $9 and $4 after-tax, respectively.
•	IIP had less favorable mortality experience on structured settlement and terminal funding contracts for both the three months and nine months ended September 30, 2006 compared to the respective prior period.
•	For the nine months ended September 30, 2006, earned premiums increased as a result of two large terminal funding cases that were sold during the period. This increase in earned premiums was offset by a corresponding increase in benefits, claims and claim adjustment expenses.
Outlook
The future net income of this segment will depend on the ability to increase assets under management across all businesses and maintain its investment spread earnings on the products sold largely in the IIP business. The IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth.
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. In 2006, IIP launched products that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions for corporation’s defined benefit liabilities.
Based on the results to date, management’s current full year projections are as follows:

•	Sales and deposits of $4.9 billion to $5.3 billion
•	Net flows of $2.3 billion to $2.5 billion
•	Return on assets of 20 to 22 basis points
INDIVIDUAL LIFE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Operating Summary
Fee income	$200	$207	(3%)	$610	$593	3%
Earned premiums	(11)	(8)	(38%)	(36)	(23)	(57%)
Net investment income	81	77	5%	240	226	6%
Net realized capital gains	1	2	(50%)	3	3	—

Total revenues	271	278	(3%)	817	799	2%
Benefits, claims and claim adjustment expenses	124	112	11%	375	352	7%
Insurance operating costs and other expenses	44	43	2%	132	125	6%
Amortization of deferred policy acquisition costs and present value of future profits	38	59	(36%)	110	144	(24%)

Total benefits, claims and expenses	206	214	(4%)	617	621	(1%)
Income before income taxes	65	64	2%	200	178	12%
Income tax expense	19	19	—	61	55	11%

Net income	$46	$45	2%	$139	$123	13%

Account Values
Variable universal life insurance				$6,242	$5,700	10%
Universal life/interest sensitive whole life				3,932	3,599	9%
Modified guaranteed life and other				703	716	(2%)

Total account values				$10,877	$10,015	9%

Life Insurance Inforce
Variable universal life insurance				$73,126	$70,569	4%
Universal life/interest sensitive whole life				44,069	40,694	8%
Modified guaranteed life and other				42,815	36,015	19%
—
Total life insurance inforce				$160,010	$147,278	9%

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income increased for the three months ended September 30, 2006 due primarily to growth in life insurance inforce and account values, partially offset by unusually favorable mortality in the third quarter of 2005. Net income increased for the nine months ended September 30, 2006 due primarily to growth in life insurance inforce and account values, and revisions to net DAC amortization of $7 after-tax, partially offset by less favorable mortality experience. The following factors contributed to the earnings results:
•	Cost of insurance charges, the largest component of fee income, increased $7 and $22 for the three and nine months ended September 30, 2006, driven by growth in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, decreased $15 and $10 for the three and nine months ended September 30, 2006, due primarily to lower amortization of deferred revenues consistent with the mix of products and the level and mix of product profitability. In total, fee income decreased for the three months ended and increased for the nine months ended September 30, 2006.
•	Amortization of DAC decreased for the three and nine months ended September 30, 2006, which includes $13 of revisions (reflected in the first half of 2006) to estimates made at December 31, 2005 and March 31, 2006. Excluding these revisions, the amortization of DAC decreased $21 for both the three and nine months ended September 30, 2006, consistent with the mix of products and the level and mix of product profitability.
•	Net investment income increased primarily due to increased general account assets from sales growth.
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the three and nine months ended September 30, 2006.
•	Benefits, claims and claim adjustment expenses increased $12 and $23 for the three and nine months ended September 30, 2006 respectively, consistent with the growth in account values and life insurance inforce, and also reflect favorable mortality experience in the third quarter of 2005, the lowest level of mortality since fourth quarter 2003.

Outlook
Following first half 2006 sales of $127, Individual Life sales were $68 in third quarter and $195 year to date in 2006, an increase of 10% and 18% over the comparable periods in 2005. In the first nine months of 2006, sales results were strong across distribution channels and products. Individual Life continues to focus on its core distribution model of sales through financial advisors, while also pursuing growth opportunities through other distribution sources such as independent life professionals. Variable universal life mix remains strong at 40% of total sales in 2006. Overall, product sales were enhanced by new product launches in each quarter. In the first quarter of 2006, Individual Life introduced a new variable life product that blends the benefits of universal life insurance and variable annuities and in the second quarter launched Hartford Term, which has additional term insurance durations and new competitive features. In late June 2006, Individual Life launched a flexible premium last survivor variable universal life product. In early October 2006, Individual Life introduced a new product rider to its existing Stag Whole Life product for the employer market.
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
Based on the results to date, management’s current full year projections are as follows:
•	Sales increase of 13% to 15%
•	Life insurance inforce increase of 8% to 10%
•	Net income growth of 9% to 10%
GROUP BENEFITS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Operating Summary
Earned premiums and other	$1,032	$950	9%	$3,092	$2,846	9%
Net investment income	106	99	7%	310	297	4%
Net realized capital losses	(1)	—	—	(4)	—	—

Total revenues	1,137	1,049	8%	3,398	3,143	8%
Benefits, claims and claim adjustment expenses	745	688	8%	2,252	2,106	7%
Insurance operating costs and other expenses	281	258	9%	819	752	9%
Amortization of deferred policy acquisition costs	10	8	25%	30	22	36%

Total benefits, claims and expenses	1,036	954	9%	3,101	2,880	8%
Income before income taxes	101	95	6%	297	263	13%
Income tax expense	27	27	—	81	72	13%

Net income	$74	$68	9%	$216	$191	13%

Earned premiums and other
Fully insured — ongoing premiums	$1,022	$940	9%	$3,059	$2,792	10%
Buyout premiums	—	1	(100%)	5	26	(81%)
Other	10	9	11%	28	28	—

Total earned premiums and other	$1,032	$950	9%	$3,092	$2,846	9%

Group Benefits has a block of financial institution business that is experience rated. Under the terms of this business, the loss experience will inversely affect the commission expenses incurred.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income increased for the three and nine months ended September 30, 2006, primarily due to higher earned premiums and a lower expense ratio excluding the financial institution business. The results for the three and nine months ended September 30, 2005 included a $4 after-tax provision for Hurricane Katrina. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by year-to-date sales (excluding buyouts) growth of 17%, particularly in group life insurance.
•	The loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 72.2% for the three months ended September 30, 2006, down from 72.4% in the prior year period. For the nine months ended September 30, 2006, the loss ratio was 72.8%, down from 73.8% in the prior year period. Excluding financial institutions, the loss ratio was 77.5% for the three months ended September 30, 2006 as compared to 77.1% in the prior year period. For the nine months ended September 30, 2006, the loss ratio excluding financial institutions was 77.8% as compared to 77.7% in the prior year period.
•	The expense ratio was 28.2% for the three months ended September 30, 2006 as compared to 28.0% in the prior year period. For the nine months ended September 30, 2006, the expense ratio was 27.5% compared to 27.4% in the prior year period. Excluding financial institutions, the expense ratio for the three months ended September 30, 2006 was 22.9%, down from 23.8% in the prior year period. For the nine months ended September 30, 2006, the expense ratio excluding financial institutions was 22.6% as compared to 23.9% for the prior year period. The decline in expense ratio excluding financial institutions for both the three and nine month periods ended September 30, 2006 was due to growth in premiums outpacing growth in expenses.
Outlook
The increased scale of the group life and disability operations and the expanded distribution network for its products and services has generated strong premium and sales growth in 2006. Fully insured ongoing premiums for the nine months ended September 30, 2006 was $3,059, a 10% increase over the prior year. Sales for the nine months ended September 30, 2006 were $750 (excluding buyout premiums and premium equivalents) representing an increase of 17% over the prior year. Management is expecting a decline in sales for the fourth quarter of 2006 compared to the fourth quarter of 2005 due to unusually strong sales in the fourth quarter 2005. Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines and sales may be negatively affected by the competitive pricing environment in the marketplace. Although sales may fluctuate from quarter to quarter, the Company has experienced consistent premium growth which results from the combination of sales, renewal pricing and persistency.
Despite the current market conditions, including rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Company continues to leverage its strength in claim practices risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates opportunities for our products and services.
Based on the results to date, management’s current full year projections are as follows:
•	Sales (excluding buyout premiums and premium equivalents) growth of 9% to 11%
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) growth of 8% to 10%
•	Loss ratio (excluding buyout premiums) between 72% and 74%
•	Expense ratio (excluding buyout premiums) between 27% and 29%
•	Net income growth of 6% to 8%
INTERNATIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Operating Summary
Fee income	$181	$129	40%	$519	$329	58%
Earned premiums	(3)	—	—	(6)	—	—
Net investment income	32	19	68%	91	49	86%
Net realized capital losses	(16)	(7)	(129%)	(46)	(22)	(109%)

Total revenues	194	141	38%	558	356	57%
Benefits, claims and claim adjustment expenses	11	12	(8%)	35	32	9%
Insurance operating costs and other expenses	55	43	28%	149	121	23%
Amortization of deferred policy acquisition costs	54	42	29%	151	105	44%

Total benefits, claims and expenses	120	97	24%	335	258	30%
Income before income taxes	74	44	68%	223	98	128%
Income tax expense	27	16	69%	78	35	123%

Net income	$47	$28	68%	$145	$63	130%

Assets Under Management
Japan variable annuity assets under management				$28,265	$21,892	29%
Japan MVA fixed annuity assets under management				1,676	1,407	19%

Total assets under management				$29,941	$23,299	29%

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income in International increased for the three and nine months ended September 30, 2006, principally driven by higher fee income in Japan, which was derived from an increase in assets under management. A more expanded discussion of earnings growth can be found below:
•	Fee income increased $52 or 40%, and $190 or 58%, for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, Japan’s variable annuity assets under management were $28.3 billion, a 29% increase from the prior year period. The increase in assets under management was driven by positive net flows of $5.4 billion and market appreciation of $1.9 billion, partially offset by ($922) of foreign currency exchange over the past four quarters. The amount of variable annuity sales has declined for the three and nine months ended September 30, 2006, by 58% and 44%, respectively, compared to the prior year periods primarily due to increased competition and changes in key distribution relationships.

•	Also contributing to the higher fee income was increased surrender activity as customers surrendered policies in order to take advantage of significant appreciation in their account balances. For the three and nine months ended September 30, 2006, surrender fees increased by $2 and $20, respectively, from the prior year periods.

•	The increase in fixed annuity assets under management can be attributed to positive net flows of $305 over the past four quarters.

•	Further contributing to higher net income in the three and nine months ended September 30, 2006 was a cumulative benefit of $2 and $6, respectively, due to a change in the effective tax rate on Japan earnings resulting from a change in management’s intent under APB 23. For a further discussion of this change, see Note 1 of Notes to Condensed Consolidated Financial Statements and Other section of Management’s Discussion and Analysis.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	DAC amortization was higher due to higher actual gross profits consistent with growth in the Japan operation.
•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2006 by 28% and 23%, respectively. These increases are due to higher maintenance costs and asset-based commissions resulting from the growth in the Japan operation.
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
Competition has continued to increase substantially in the Japanese market with the most significant competition the result of the strengthening of domestic competitors. This competition has resulted in changes in key distribution relationships that have negatively impacted current year sales and most likely will negatively impact future sales. The Company continues to focus efforts on strengthening wholesaling and servicing efforts and distribution relationships. The Company launched its new variable annuity product in the third quarter of 2006 and is currently monitoring its progress. The success of the Company’s enhanced product offering will ultimately be based on customer acceptance in an increasingly competitive environment.
Based upon results to date, along with the items discussed above, management has revised its expectations for 2006 Japan annuity sales, net inflows and estimated return on assets from those previously disclosed. Full year projections for Japan are now as follows (using ¥118/$1 exchange rate for the fourth quarter):
•	Variable annuity sales of ¥640 billion to ¥700 billion ($5.6 billion to $6.0 billion)
•	Fixed annuity sales of ¥32 billion to ¥36 billion ($280 to $320)
•	Variable annuity net inflows of ¥470 billion to ¥520 billion ($4.0 billion to $4.5 billion)
•	Return on assets of 70 to 74 basis points, which includes higher than expected surrender fees that may not continue in the future and the cumulative tax benefit discussed above.

OTHER

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Operating Summary
Fee income	$15	$21	(29%)	$59	$62	(5%)
Net investment income
Securities available-for sale and other	37	62	(42%)	108	140	(24%)
Equity securities held for trading	1,185	1,500	(21%)	669	2,024	(67%)

Total net investment income	1,222	1,562	(22%)	777	2,164	(64%)
Net realized capital (losses) gains	28	(21)	NM	(219)	73	NM

Total revenues	1,265	1,562	(19%)	617	2,299	(73%)
Benefits, claims and claim adjustment expenses	1,225	1,539	(20%)	785	2,229	(65%)
Insurance operating costs and other expenses	2	31	(94%)	(9)	88	NM
Amortization of deferred policy acquisition costs	(7)	11	NM	(29)	30	NM

Total benefits, claims and expenses	1,220	1,581	(23%)	747	2,347	(68%)
Loss before income tax benefit	45	(19)	NM	(130)	(48)	(171%)
Income tax benefit	13	(8)	NM	(47)	(17)	(176%)

Net income (loss)	$32	$(11)	NM	$(83)	$(31)	(168%)

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
The change in Other’s net income was due to the following:
•	Net realized capital gains occurred in the third quarter of 2006 compared to net realized capital losses in the prior year period due to realized gains from the Japan fixed annuity contract hedges due to movements in interest rates and net realized gains on GMWB derivatives, primarily driven by net changes in policyholder behavior assumptions made in the third quarter, partially offset by losses on non-qualifying derivatives due to rising interest rates in 2006 and other than temporary impairments. Net realized capital losses occurred in the first nine months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), realized losses associated with GMWB derivatives, primarily driven by liability modeling refinements and assumption updates reflecting in-force demographics, losses on non-qualifying derivatives and net losses on sales of investments, both due to rising interest rates in 2006.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for regulatory investigations.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

•	Also contributing to the insurance operating costs and other expenses decreases for the three and nine months ended September 30, 2006 was a lower level of dividends to leveraged COLI policyholders.

•	During the second quarter of 2006, the Company concluded that it no longer met the indefinite reversal criteria of APB Opinion No. 23 with respect to undistributed earnings associated with Hartford Life K.K. The impact in Other, due to losses on Japan activities reported in Other, was a tax benefit of $2 and $0 for the three and nine months ended September 30, 2006, respectively.
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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.
Premium revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Earned Premiums	$2,632	$2,517	$7,805	$7,602

•	Earned premiums grew $115, or 5%, for the three months ended September 30, 2006 and $203, or 3%, for the nine months ended September 30, 2006. Contributing to the growth in earned premium was a $60 reduction of earned premium in 2005 due to catastrophe treaty reinstatement premium payable to reinsurers as a result of losses from hurricane Katrina. Before reinstatement premium in 2005, earned premiums grew $55, or 2% for the quarter and $143, or 2%, for the nine month period. Growth in Business Insurance and Personal Lines earned premium was partially offset by a decrease in Specialty Commercial earned premium. For the three and nine months ended September 30, 2006, earned premiums grew $98 and $282, respectively, in Business Insurance and grew $62 and $117, respectively, in Personal Lines. Apart from the effect of the reinstatement premium in 2005, the growth was primarily driven by new business premium outpacing non-renewals over the last three months of 2005 and first nine months of 2006 and the effect of earned pricing increases in homeowners, partially offset by the effect of higher property catastrophe treaty reinsurance costs. Specialty Commercial earned premiums decreased by $43 for the three months ended September 30, 2006 and by $194 for the nine months ended September 30, 2006, primarily driven by decreases in casualty and other premiums and, for the nine month period, decreases in property, partially offset by increases in professional liability and bond. Specialty casualty earned premium decreased by $55 and $201, respectively, for the three and nine month periods due, in large part, to the non-renewal of a single captive insurance program that accounted for earned premium of $62 and $230, respectively, in the three and nine months ended September 30, 2005.
Net income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Underwriting results	191	$—	$471	481
Net servicing and other income [1]	15	12	45	40
Net investment income	359	349	1,081	1,014
Other expenses	(40)	(53)	(168)	(152)
Net realized capital gains (losses)	16	2	(8)	50
Income tax expense	(160)	(77)	(400)	(414)

Net income	$381	$233	$1,021	$1,019

[1]	Net of expenses related to service business.
For the three months ended September 30, 2006 compared to the three months ended September 30, 2005
Net income increased by $148, or 64%, for the three months ended September 30, 2006, primarily due to an increase in underwriting results.
•	Underwriting results increased by $191 for the three months ended September 30, 2006, due primarily to a $111 decrease in current accident year catastrophe losses and a $64 decrease in net unfavorable prior accident year reserve development. The $111 decrease in current accident year catastrophe losses was largely due to $140 of losses in 2005 related to hurricanes Katrina and Rita. The $64 decrease in net unfavorable prior accident year reserve development was primarily due to $45 of net strengthening of workers’ compensation reserves in 2005 and a $35 release of catastrophe reserves in 2006 for the 2005 and 2004 hurricanes. See the “Reserves” section for further discussion of prior accident year reserve development in 2006. Before catastrophes and prior accident year development, underwriting results increased by $16, due primarily to $60 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005, partially offset by higher current accident year losses for auto liability and workers’ compensation claims and higher non-catastrophe property loss costs. During the third quarter of 2005, the Company reduced current accident year loss and loss adjustment expense ratios for Personal Lines auto liability claims and Business Insurance workers’ compensation claims, resulting in an improvement in underwriting results, of which $48 related to the first six months of 2005.

•	Net investment income increased by $10, or 3%, for the three months ended September 30, 2006, primarily as a result of a larger investment base due to increased cash flows from underwriting, partially offset by lower income from partnerships and unfavorable market value adjustments for certain hedge fund investments.
•	Net realized capital gains increased by $14 in 2006, primarily due to increased net gains on the sales of fixed maturity investments in 2006 as well as net gains on non-qualifying derivatives in 2006 compared to net losses in 2005.
•	Other expenses decreased by $13 in 2006, primarily due to a decrease in legal expenses.
For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005
Net income was relatively flat at $1,021 for the nine months ended September 30, 2006, primarily due to an increase in net investment income, largely offset by a change from net realized capital gains in 2005 to net realized capital losses in 2006.
•	Underwriting results decreased by $10, or 2%, for the nine months ended September 30, 2006 as a $140 increase in net unfavorable prior accident year reserve development was offset by a $68 decrease in current accident year catastrophe losses and a $62 increase in underwriting results before catastrophes and prior accident year development. The $140 increase in net unfavorable prior accident year reserve development was due to $301 of net reserve strengthening in 2006 compared to $161 of net reserve strengthening in 2005. Prior accident year reserves were strengthened by $301 in 2006, primarily due to $243 of prior accident year development, resulting from an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. Prior accident year reserves were strengthened by $161 in 2005, including an $85 increase in assumed reinsurance reserves and a net $45 increase in workers’ compensation reserves. See the “Reserves” section for further discussion of prior accident year reserve development in 2006. The $68 decrease in current accident year catastrophe losses was largely due to $140 of losses in 2005 related to hurricanes Katrina and Rita, partially offset by an increase in non-hurricane catastrophe losses in 2006. Before catastrophes and prior accident year development, underwriting results increased by $62, due primarily to the favorable impact of changes in the expected assessments from Citizens, $60 of catastrophe treaty reinstatement premium payable to reinsurers in 2005 and earned premium growth in 2006, partially offset by an increase in non-catastrophe property loss costs. The nine months ended September 30, 2006 benefited from a $41 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the nine months ended September 30, 2005 included a charge of $15 for assessments related to the 2004 Florida hurricanes.
•	Net investment income increased by $67, or 7%, for the nine months ended September 30, 2006, primarily as a result of a larger investment base due to increased cash flows from underwriting, partially offset by lower income from investments in partnerships and unfavorable market value adjustments for certain hedge fund investments.
•	The $16 increase in other expenses was primarily due to favorable bad debt expense in 2005.
•	Net realized capital losses were $8 in 2006 compared to net realized gains of $50 in 2005. Net realized capital losses in 2006 were primarily due to lower gains on sales of fixed maturity investments and a greater level of impairments of fixed maturity investments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments).
Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2005 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2006 and 2005. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Ongoing Operations earned premium growth
Business Insurance	8%	9%	8%	12%
Personal Lines	7%	3%	4%	5%
Specialty Commercial	(10%)	(16%)	(14%)	9%

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior accident year development	89.6	89.8	87.9	88.4
Catastrophe ratio

Current year	1.9	6.4	2.1	3.1
Prior years	(1.5)	(0.3)	(0.9)	0.2

Total catastrophe ratio	0.4	6.2	1.1	3.2
Non-catastrophe prior accident year development	0.4	2.0	0.4	(0.5)

Combined ratio	90.4	97.9	89.5	91.2

Other Operations net income (loss)	$6	$15	$(83)	$45

Total Property & Casualty measures of net investment income:

Investment yield, after-tax	3.9%	4.2%	4.0%	4.1%
Average invested assets at cost	$27,593	$25,250	$26,976	$24,865

For the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Ongoing Operations earned premium growth:
•	The lower growth rate in Business Insurance for both the three and nine months ended September 30, 2006 was primarily attributable to a decrease in new business written premium, lower earned pricing increases in small commercial, earned pricing decreases in middle market and higher property catastrophe treaty reinsurance costs, partially offset by an increase in renewal retention before the effect of written pricing changes.

•	The increased rate of growth in Personal Lines for the three months ended September 30, 2006 was primarily due to $28 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005. Before the effect of reinstatement premium, Personal Lines earned premiums grew 4% for the three months period and 3% for the nine month period. Apart from the change in reinstatement premium, the increase in the growth rate for the three month period was due to a significant increase in new business written premium in auto and homeowners as well as an increase in renewal retention for homeowners, largely offset by the effect of unfavorable changes in earned pricing and the effect of higher property catastrophe treaty reinsurance costs. The lower growth rate in the nine months ended September 30, 2006 was primarily due to the effect of unfavorable changes in earned pricing, partially offset by an increase in new business written premium and an increase in homeowners’ renewal retention. During the three and nine months ended September 30, 2006, there was a decline in earned pricing increases in homeowners and a change from slight earned pricing increases for auto in 2005 to slight earned pricing decreases in auto in 2006.

•	The decline in Specialty Commercial earned premium in both the three and nine month period primarily resulted from a decrease in earned premium from a single captive insured program within specialty casualty that expired in 2005, $18 of catastrophe treaty reinstatement premium payable to reinsurers in 2005 and, for the nine month period, a decrease in specialty property earned premium. Property earned premium decreased in the nine month period as a result of a decline in new business and a strategic decision not to renew certain accounts with properties in catastrophe-prone areas. Specialty Commercial earned premium decreased by a higher percentage in the third quarter of 2005 than in the third quarter of 2006, primarily because of the Company’s exit from the multi-peril crop insurance business in the fourth quarter of 2004.

Ongoing Operations combined ratio:
•	For the three months ended September 30, 2006, the combined ratio before catastrophes and prior accident year development decreased by 0.2 points, to 89.6, primarily because the 2005 ratio had been increased by the effect of $60 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005. Partially offsetting the effect of the 2005 catastrophe treaty reinstatement premium were higher current accident year losses for auto liability and workers’ compensation claims and higher non-catastrophe property loss costs. During the third quarter of 2005, the Company reduced its estimate of current accident year loss and loss adjustment expenses for Personal Lines auto liability claims and Business Insurance workers’ compensation claims, resulting in a reduction in loss and loss adjustment expenses, of which $48 related to the first six months of 2005.

•	For the nine months ended September 30, 2006, the combined ratio before catastrophes and prior accident year development decreased by 0.5 points, to 87.9. Before catastrophes and prior accident year development, underwriting results increased by $62, primarily due to the favorable impacts of changes in the expected assessments from Citizens in 2006 and $60 of catastrophe treaty reinstatement premium payable to reinsurers in 2005, partially offset by an increase in non-catastrophe property loss costs. The nine months ended September 30, 2006 benefited from a $41 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes and the nine months ended September 30, 2005 included a charge of $15 for assessments related to the 2004 Florida hurricanes.

•	The decrease in the current accident year catastrophe ratio in both the three and nine month periods was primarily due to $140 of net losses incurred in 2005 for hurricanes Katrina and Rita, partially offset by an increase in non-hurricane catastrophe losses. Catastrophe losses in nine months ended September 30, 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.

•	For both the three and nine month periods ended September 30, 2006, net prior accident year reserve development for Ongoing Operations was favorable due, in part, to catastrophe reserve releases related to the 2005 and 2004 hurricanes. Net prior accident year development was unfavorable in the three months ended September 30, 2005, due primarily to a net strengthening of workers’ compensation reserves. For the nine months ended September 30, 2005, net reserve development was favorable as a release of reserves for allocated loss adjustment expenses more than offset the net increase in workers’ compensation reserves. See the “Reserves” section for a discussion of net favorable prior accident year reserve development for Ongoing Operations in 2006, including favorable development on catastrophe loss reserves.
Other Operations net income:
•	Other Operations reported net income of $6 for the three months ended September 30, 2006, down $9 from the comparable prior year period. The decrease in net income was largely due to a $7 increase in prior accident year development and a $10 decrease in net investment income, partially offset by an increase in net realized capital gains. The third quarter of 2006 included $43 of environmental reserve strengthening as a result of the Company’s environmental reserve evaluation in the quarter compared to environmental reserve strengthening of $37 in the third quarter of 2005. Other Operations reported a net loss of $83 for the nine months ended September 30, 2006 compared to net income of $45 for the nine months ended September 30, 2005. The change from net income to a net loss was primarily due to a $158 increase in net reserve strengthening and a decrease in both net investment income and net realized capital gains. The increase in net reserve strengthening for the nine month period was primarily due to unfavorable prior accident year reserve development of $243 in 2006, resulting from the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities.
Investment yield and average invested assets:
•	For both the three and nine-month periods, the investment yield decreased from 2005 to 2006, primarily because of lower investment income on partnerships and other investments, despite an increase in the average weighted yield on new fixed maturity purchases.

•	The average annual invested assets at cost increased as a result of net underwriting cash inflows and investment income.
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
As part of its quarterly reserve review process, the Company is closely monitoring reported loss development in certain lines where the recent emergence of paid losses and case reserves could indicate a trend that may eventually lead the Company to change its estimate of ultimate losses in those lines. If, and when, the emergence of reported losses is determined to be a trend that changes the Company’s estimate of ultimate losses, prior accident year reserves would be adjusted in the period the change in estimate is made. For example, for Personal Lines auto liability claims, the Company’s estimates of ultimate losses include assumptions about frequency and severity trends. These assumptions are updated each quarter as the Company’s actuaries complete a review of reserves. During 2005 and 2006, these updates resulted in improvements in estimates of both frequency and severity trends and, as a result, the Company released reserves in the first and second quarter of 2006. If new information continues to indicate that the assumptions made in the prior reserve review are too high, prior accident years may develop favorably and current accident year loss ratios may be reduced.

A rollforward follows of Property & Casualty liabilities for unpaid claims and claim adjustment expenses by segment for the three and the nine months ended September 30, 2006:

Three Months Ended September 30, 2006
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$7,310	$2,071	$6,126	$15,507	$6,263	$21,770
Reinsurance and other recoverables	590	209	2,061	2,860	1,461	4,321

Beginning liabilities for unpaid claims and claim adjustment expenses-net	6,720	1,862	4,065	12,647	4,802	17,449

Add provision for unpaid claims and claim adjustment expenses
Current year	821	655	247	1,723	—	1,723
Prior year	(20)	(7)	(1)	(28)	58	30

Total provision for unpaid claims and claim adjustment expenses	801	648	246	1,695	58	1,753
Less payments	(527)	(600)	(166)	(1,293)	(151)	(1,444)

Ending liabilities for unpaid claims and claim adjustment expenses-net	6,994	1,910	4,145	13,049	4,709	17,758
Reinsurance and other recoverables	570	183	1,992	2,745	1,346	4,091

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$7,564	$2,093	$6,137	$15,794	$6,055	$21,849

Earned premiums	$1,292	$952	$388	$2,632	$—	2,632
Loss and loss expense paid ratio [1]	40.7	63.0	43.2	49.1
Loss and loss expense incurred ratio	62.0	67.9	63.5	64.4
Prior accident year development (pts.)	(1.5)	(0.7)	(0.5)	(1.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

Nine Months Ended September 30, 2006
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid claims and claim adjustment expenses-gross	$7,066	$2,152	$6,202	$15,420	$6,846	$22,266
Reinsurance and other recoverables	709	385	2,354	3,448	1,955	5,403

Beginning liabilities for unpaid claims and claim adjustment expenses-net	6,357	1,767	3,848	11,972	4,891	16,863

Add provision for unpaid claims and claim adjustment expenses
Current year	2,366	1,894	796	5,056	—	5,056
Prior year	(46)	(30)	33	(43)	344	301

Total provision for unpaid claims and claim adjustment expenses	2,320	1,864	829	5,013	344	5,357
Less payments	(1,683)	(1,721)	(532)	(3,936)	(526)	(4,462)

Ending liabilities for unpaid claims and claim adjustment expenses-net	6,994	1,910	4,145	13,049	4,709	17,758
Reinsurance and other recoverables	570	183	1,992	2,745	1,346	4,091

Ending liabilities for unpaid claims and claim adjustment expenses-gross	$7,564	$2,093	$6,137	$15,794	$6,055	$21,849

Earned premiums	$3,823	$2,810	$1,170	$7,803	$2	$7,805
Loss and loss expense paid ratio [1]	44.0	61.2	45.7	50.5
Loss and loss expense incurred ratio	60.7	66.3	70.9	64.2
Prior accident year development (pts.)	(1.2)	(1.1)	2.8	(0.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid claims and claim adjustment expenses to earned premiums.

Prior accident year development
Included within prior accident year development for the nine months ended September 30, 2006 were the following reserve strengthenings (releases).

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Net release of catastrophe loss reserves for 2004 and 2005 hurricanes	$(25)	$(9)	$(1)	$(35)	$—	$(35)
Strengthening of environmental reserves	—	—	—	—	43	43
Other reserve re-estimates, net	5	2	—	7	15	22

Total prior accident year development for the three months ended September 30, 2006	(20)	(7)	(1)	(28)	58	30

Net release of catastrophe loss reserves for 2004 and 2005 hurricanes	1	(1)	(30)	(30)	—	(30)
Release of Personal Lines auto liability reserves for accident year 2005	—	(31)	—	(31)	—	(31)
Strengthening of Personal Lines auto liability reserves for claims with exposure in excess of policy limits	—	30	—	30	—	30
Release of Business Insurance allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005	(38)	—	—	(38)	—	(38)
Release of Personal Lines auto liability reserves for accident year 2003 to 2005	—	(22)	—	(22)	—	(22)
Strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior	—	—	45	45	—	45
Strengthening of Specialty Commercial workers’ compensation allocated loss adjustment expense reserves	—	—	20	20	—	20
Effect of Equitas agreement and strengthening of allowance for uncollectible reinsurance	—	—	—	—	243	243
Other reserve re-estimates, net	11	1	(1)	11	43	54

Total prior accident year development for the six months ended June 30, 2006	(26)	(23)	34	(15)	286	271

Total prior accident year development for the nine months ended September 30, 2006	$(46)	$(30)	$33	$(43)	$344	$301

During the nine months ended September 30, 2006, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
•	Released net reserves related to prior year hurricanes by a total of $35 in the third quarter of 2006, including $20 for hurricanes Katrina, Rita and Wilma in 2005 and $15 for hurricanes Charley and Frances in 2004. The Company also released catastrophe reserves of $30 in the first six months of 2006, including $16 for hurricanes Ivan and Jeanne in 2004 and $12 for hurricane Katrina in 2005. Initial reserve estimates for the 2005 and 2004 hurricanes were higher because of the difficulty claim adjusters had in accessing the most significantly impacted areas and initially higher estimates of the cost of building materials and contractors due to “demand surge”. As the reported claims have matured, the estimated settlement value of the claims has decreased from the initial estimates. The ultimate estimate for Hurricane Katrina was increased in the first quarter of 2006 because of higher than expected claim reporting, particularly in Personal Lines. Net loss reserves within Specialty Commercial decreased in the first six months of 2006 primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty as well as under the Company’s principal property catastrophe reinsurance program. After the first quarter of 2006, Katrina new claim intake abated and settlement percentages increased, resulting in a reduction of reserves in the second and third quarter of 2006. In addition, the rate of newly reported compensable claims for Rita, Wilma, Charley and Frances was less than expected, resulting in a reduction of reserves in the third quarter of 2006.

•	Released Personal Lines auto liability reserves by $31 related to the fourth accident quarter of 2005 as a result of better than expected frequency trends. During the third and fourth quarter of 2005, the Company had reduced the current accident year loss and loss adjustment expense ratio for Personal Lines auto liability claims related to the first three accident quarters of 2005. Favorable frequency for the fourth accident quarter of 2005 emerged during the fourth quarter of 2005. However, the Company did not release reserves at that time, since reserve indications at only three months of development were not reliable. The Company released reserves in the first quarter of 2006 after another three months of development indicated that early indications of reduced frequency were representative of a real trend.
•	Strengthened reserves for personal auto liability claims by $30 due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits. From the Company’s reserve review during the first quarter of 2006, the Company determined that the facts and circumstances necessitated an increase in the reserve estimate.
•	Released Business Insurance allocated loss adjustment expense reserves by $38 for accident years 2003 to 2005, primarily for workers’ compensation business and package business, as a result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expenses for both legal and non-legal expenses. The Company began implementing cost reduction initiatives in late 2003. It was initially uncertain what effect those efforts would have on controlling allocated loss adjustment expenses. During 2004, favorable trends started to emerge, particularly on shorter-tailed auto liability claims, but it was not clear if these trends would be sustained. In early 2005, favorable trends continued and the Company analyzed claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses. During the second quarter of 2005, the Company released allocated loss adjustment expense reserves on shorter-tailed auto liability claims as the favorable trends on shorter-tailed business emerged more quickly and were determined to be reliable. During the second quarter of 2006, the Company determined that the favorable development on package business and workers’ compensation business had become a verifiable trend and, accordingly, reserves were reduced.
•	Released Personal Lines auto liability reserves related to AARP and other affinity business by $22. AARP auto liability reserves for accident year 2004 were reduced as a result of favorable loss cost severity trends. AARP auto liability severity, as measured by reported data, began declining in 2005; however, the Company was uncertain whether this trend would prove persistent over time since paid loss data did not support a decline. During the second quarter of 2006, the Company determined that all the metrics supported a decline in severity estimates and, therefore, the Company released reserves. Auto liability reserves for other affinity business related to accident years 2003 to 2005 were reduced to recognize favorable developments in loss costs that have emerged since 2004.
•	Strengthened Specialty Commercial construction defect claim reserves by $45 for accident years 1997 and prior as a result of an increase in claim severity trends. In 2004, two large construction defects claims were reported, but these were not viewed as an indication of an increase in the severity trend for all claims. In 2005, two more additional large cases were reported. Management performed an expanded review of construction defects claims in the second quarter of 2006. Based on the expanded review and additional reported claim experience, management concluded that reported losses would likely continue at a higher level in the future and this resulted in strengthening the recorded reserves.
•	Strengthened Specialty Commercial workers’ compensation allocated loss adjustment expense reserves by $20 for loss adjustment expense payments expected to emerge after 20 years of development. During 2005, the Company had done an in-depth study of loss payments expected to emerge after 20 years of development. At that time, the assumption was made that allocated loss adjustment expenses for a particular subset of business (primary policies on national accounts business) developed more quickly than allocated loss adjustment expenses for smaller insureds. During the second quarter of 2006, the Company’s reserve review indicated that the development pattern assumption should be adjusted to be more consistent with that for smaller insureds. Because the Company has written very little of this business in recent years, the increase in reserves affects accident years 1995 and prior.
Other Operations
•	During the second quarter of 2006, management reviewed the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. Based on this study and the outcome of an agreement that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, Other Operations recorded prior accident year development of $243. See the “Other Operations” section of the MD&A for further discussion.
•	During the third quarter of 2006, the Company completed its environmental reserve evaluation and increased its environmental reserves by $43. As part of this evaluation, the Company reviewed all of its domestic direct and assumed reinsurance accounts exposed to environmental liability. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account, although the review found no underlying cause or change in the claim environment.

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
In managing exposure, The Hartford’s risk management processes involve establishing underwriting guidelines for both individual risks, including individual policy limits, and in aggregate, including aggregate exposure limits by geographic zone and peril. The Company establishes exposure limits and actively monitors the risk exposures as a percent of Property & Casualty surplus. For natural catastrophe perils, the Company generally limits its exposure to natural catastrophes from a single 250-year event to less than 30% of Property & Casualty statutory surplus for losses prior to reinsurance and to less than 15% of Property & Casualty statutory surplus for losses net of reinsurance. Based on recent changes to the catastrophe risk models used by the Company to estimate its exposure, the Company’s estimated loss from a single 250-year event is approximately 34% of surplus prior to reinsurance and less than 15% of surplus net of reinsurance. The company intends to manage its exposure such that its expected loss before reinsurance will be less than 30% of surplus. For terrorism, the Company manages its exposure in major metropolitan areas to single-site conventional terrorism attacks, such that the Company endeavors to limit its exposure, including exposures resulting from the Company’s Group Life operations, to less than 7% of the combined statutory surplus of the Life and Property and Casualty operations. The Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline.
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
Effective June 1, 2006, the Company renewed its reinsurance from the Florida Hurricane Catastrophe Fund (“FHCF”) which covers 90% of up to $282 of Personal Lines property losses incurred from a single catastrophe event in excess of an $89 retention.
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
In the fourth quarter of 2005, the Company accrued an estimated $46 for regular assessments based on estimates of the deficits in each account at the time. In the second quarter of 2006, the Florida legislature approved the use of $715 of state tax revenues to partially offset the deficits in Citizens’ High Risk, Commercial Lines and Personal Lines accounts. During the second quarter of 2006, Citizens’ management also finalized its estimate of the 2004 and 2005 hurricane losses that would be used in calculating the deficits in each account and in the third quarter of 2006, the Board of Governors of Citizens approved a final assessment for the 2005 account year. The estimates of the deficits in the Personal Lines account and Commercial Lines account were lower than previously anticipated by the Company. As a result of these changes in estimates, during the nine months ended September 30, 2006, the Company reduced its accrual for Citizens’ assessments by $41, from $46 to $5. The Company expects to receive a notice of regular assessments related to the 2005 Florida hurricanes in the fourth quarter of 2006. While not considered likely, the ultimate assessment approved by the Florida Office of Insurance Regulation could differ from the amounts recorded and any change from the recorded estimate will be recognized in the period the change in estimate is made. The reduction in the amount of the estimated regular assessment also reduces the amount of surcharges that will be billed to policyholders to recoup the assessments in the future. For the nine months ended September 30, 2006, the company has thus far collected $7 in surcharges related to the $15 Citizens assessment for the 2004 Florida hurricanes.
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
TOTAL PROPERTY & CASUALTY

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Property & Casualty Operating Summary
Earned premiums	$2,632	$2,517	5%	$7,805	$7,602	3%
Net investment income	359	349	3%	1,081	1,014	7%
Other revenues [1]	118	115	3%	355	342	4%
Net realized capital gains (losses)	16	2	NM	(8)	50	NM

Total revenues	3,125	2,983	5%	9,233	9,008	2%

Benefits, claims and claim adjustment expenses
Current year	1,723	1,749	(1%)	5,056	4,984	1%
Prior year	30	94	(68%)	301	161	87%

Total benefits, claims and claim adjustment expenses	1,753	1,843	(5%)	5,357	5,145	4%
Amortization of deferred policy acquisition costs	531	500	6%	1,572	1,490	6%
Insurance operating costs and expenses	157	174	(10%)	405	486	(17%)
Other expenses	143	156	(8%)	478	454	5%

Total benefits, claims and expenses	2,584	2,673	(3%)	7,812	7,575	3%

Income before income taxes	541	310	75%	1,421	1,433	(1%)
Income tax expense	160	77	108%	400	414	(3%)

Net income [2]	$381	$233	64%	$1,021	$1,019	--

Net Income (loss)
Ongoing Operations	$375	$218	72%	$1,104	$974	13%
Other Operations	6	15	(60%)	(83)	45	NM

Total Property & Casualty net income	$381	$233	64%	$1,021	$1,019	--

[1]	Represents servicing revenue.

[2]	Includes net realized capital gains (losses), after-tax, of $10 and $1 for the three months ended September 30, 2006 and 2005, respectively, and ($6) and $32 for the nine months ended September 30, 2006 and 2005, respectively.
Three months ended September 30, 2006 compared with the three months ended September 30, 2005
Net income increased by $148 as a result of a $157 increase in Ongoing Operations’ net income, partially offset by a $9 decrease in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005
Net income increased from $1,019 to $1,021, as a result of a $130 increase in Ongoing Operations’ net income, offset by a $128 decrease in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.

ONGOING OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Premium Breakdown
Written Premiums [1]
Business Insurance	$1,294	$1,223	6%	$3,872	$3,708	4%
Personal Lines	1,022	936	9%	2,936	2,775	6%
Specialty Commercial	383	457	(16%)	1,227	1,434	(14%)

Total	$2,699	$2,616	3%	$8,035	$7,917	1%

Earned Premiums [1]
Business Insurance	$1,292	$1,194	8%	$3,823	$3,541	8%
Personal Lines	952	890	7%	2,810	2,693	4%
Specialty Commercial	388	431	(10%)	1,170	1,364	(14%)

Total	$2,632	$2,515	5%	$7,803	$7,598	3%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005
•	Total Ongoing Operations’ earned premiums grew $117 and $205, respectively, for the three and nine months ended September 30, 2006, due primarily to growth in Business Insurance and Personal Lines, partially offset by a decrease in Specialty Commercial. Contributing to the growth in earned premium was a $60 reduction of earned premium in 2005 due to catastrophe treaty reinstatement premium payable to reinsurers as a result of losses from hurricane Katrina, including $14 in Business Insurance, $28 in Personal Lines and $18 in Specialty Commercial. Before catastrophe treaty reinstatement premium, Ongoing Operations’ earned premium grew $57, or 2%, in the three months ended September 30, 2006 and $145, or 2%, in the nine months ended September 30, 2006.

•	For the three and nine months ended September 30, 2006, earned premiums grew $98 and $282, respectively, in Business Insurance and grew $62 and $117, respectively, in Personal Lines. Apart from the effect of catastrophe treaty reinstatement premium in 2005, the growth was primarily driven by new business premium outpacing non-renewals over the last three months of 2005 and first nine months of 2006 and the effect of earned pricing increases in homeowners, partially offset by the effect of higher property catastrophe treaty reinsurance costs.

•	Specialty Commercial earned premiums decreased by $43 for the three months ended September 30, 2006, primarily driven by a $55 decrease in casualty premiums and a decrease in other earned premiums, partially offset by increases in property, professional liability and bond. The increase in property earned premium was largely driven by the catastrophe treaty reinstatement premium payable to reinsurers recorded in 2005. Specialty Commercial earned premiums decreased by $194 for the nine months ended September 30, 2006, primarily driven by a $201 decrease in casualty and decreases in property and other earned premiums, partially offset by increases in professional liability and bond.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Underwriting Summary
Written premiums	$2,699	$2,616	3%	$8,035	$7,917	1%
Change in unearned premium reserve	67	101	(34%)	232	319	(27%)

Earned premiums	2,632	2,515	5%	7,803	7,598	3%
Benefits, claims and claim adjustment expenses
Current year	1,723	1,749	(1%)	5,056	4,984	1%
Prior year	(28)	43	NM	(43)	(25)	(72%)

Total benefits, claims and claim adjustment expenses	1,695	1,792	(5%)	5,013	4,959	1%
Amortization of deferred policy acquisition costs	531	502	6%	1,572	1,492	5%
Insurance operating costs and expenses	153	168	(9%)	398	475	(16%)

Underwriting results	$253	$53	NM	$820	$672	22%

Net servicing income [1]	15	12	25%	45	40	13%
Net investment income	299	279	7%	886	797	11%
Net realized capital gains (losses)	11	2	NM	(15)	24	NM
Other expenses	(40)	(50)	(20%)	(168)	(146)	15%
Income tax expense	(163)	(78)	109%	(464)	(413)	12%

Net income	$375	$218	72%	$1,104	$974	13%

Loss and loss adjustment expense ratio
Current year	65.4	69.6	4.2	64.8	65.6	0.8
Prior year	(1.1)	1.7	2.8	(0.5)	(0.3)	0.2

Total loss and loss adjustment expense ratio	64.4	71.3	6.9	64.2	65.3	1.1
Expense ratio	25.7	26.7	1.0	25.0	25.8	0.8
Policyholder dividend ratio	0.3	—	(0.3)	0.2	0.1	(0.1)

Combined ratio	90.4	97.9	7.5	89.5	91.2	1.7

Catastrophe ratio

Current year	1.9	6.4	4.5	2.1	3.1	1.0
Prior year	(1.5)	(0.3)	1.2	(0.9)	0.2	1.1
Total catastrophe ratio	0.4	6.2	5.8	1.1	3.2	2.1

Combined ratio before catastrophes	90.0	91.7	1.7	88.3	87.9	(0.4)
Combined ratio before catastrophes and prior accident year development	89.6	89.8	0.2	87.9	88.4	0.5

[1]	Net of expenses related to service business.
Net income and operating ratios
Three months ended September 30, 2006 compared to three months ended September 30, 2005
Net income increased by $157 as a result of a $242 increase in income before income taxes. The $242 increase in income before income taxes was driven primarily by the following:
•	A $200 increase in underwriting results with a corresponding decrease in the combined ratio of 7.5 points, to 90.4,
•	A $20 increase in net investment income, primarily as a result of a larger investment base due to increased cash flows from underwriting, partially offset by lower income from investments in partnerships and unfavorable market value adjustments for certain hedge fund investments,
•	A $10 decrease in other expenses, primarily due to a decrease in legal fees, and
•	A $9 increase in net realized capital gains, primarily due to increased net gains on the sales of fixed maturity investments in 2006 as well as net gains on non-qualifying derivatives in 2006 compared to net losses in 2005.
Underwriting results increased by $200, primarily due to a $112 decrease in current accident year catastrophe losses and a change from $43 of net unfavorable prior accident year reserve development in 2005 to $28 of net favorable prior accident year reserve development in 2006.
The decrease in current accident year catastrophe losses was primarily due to $140 of net losses incurred for hurricanes Katrina and Rita in 2005, partially offset by an increase in non-hurricane related catastrophes. Catastrophe losses in 2006 included tornadoes and hail storms in the Midwest and windstorms on the East coast. The $28 of net favorable reserve development in 2006 was primarily due to a $35 release of catastrophe reserves related to the 2005 and 2004 hurricanes. Net unfavorable prior accident year development of $43 in 2005 primarily included a $120 increase in workers’ compensation reserves for claim payments expected to emerge after 20 years of development, partially offset by a $75 reduction of 2003 and 2004 accident year workers’ compensation reserves.
Before catastrophes and prior accident year development, underwriting results increased by $17, due primarily to $60 of reinstatement premium payable to reinsurers recorded in 2005 and the effect of earned premium growth at a combined ratio of less than 100.0, partially offset by higher current accident year loss costs. The combined ratio before catastrophe and prior accident year development decreased by 0.2 points, primarily because the 2005 ratio had been increased by the effect of $60 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005, partially offset by higher current accident year losses for auto liability and workers’ compensation claims and higher non-catastrophe property loss costs. During the third quarter of 2005, the Company reduced current accident year loss and loss adjustment expenses for Personal Lines auto liability claims and Business Insurance workers’ compensation claims, resulting in an improvement in underwriting results, of which $48 related to the first six months of 2005. Non-catastrophe property loss costs are higher principally due to an increase in claim severity and frequency in middle market and an increase in claim severity in homeowners, partially offset by decreasing claim severity in small commercial.
The expense ratio improved by 1.0 point, to 25.7, largely because the 2005 ratio had been increased by the effect of $60 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005 and because of recoupments of assessments from policyholders in 2006. The effects of a continued shift to lower commission workers’ compensation business and higher earned premium was largely offset by an increase in the cost of AARP marketing initiatives.
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
Net income increased by $130 as a result of a $181 increase in income before income taxes. The $181 increase in income before income taxes was driven primarily by the following factors:
•	A $148 increase in underwriting results with a corresponding decrease in the combined ratio of 1.7 points, to 89.5, and
•	An $89 increase in net investment income, primarily as a result of a larger investment base due to increased cash flows from underwriting, partially offset by lower income from investments in partnerships and unfavorable market value adjustments for certain hedge fund investments.
Partially offsetting the improvements in income before income taxes were the following factors:
•	Net realized capital losses were $15 in 2006 compared to net realized gains of $24 in 2005. Net realized capital losses in 2006 were primarily due to lower gains on sales of fixed maturity investments and a greater level of impairments of fixed maturity investments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), and
•	Other expenses increased by $22, due primarily to favorable bad debt expense in 2005.
Underwriting results increased by $148 due to a $68 decrease in current accident year catastrophe losses, a $62 increase in current accident year underwriting results before catastrophes and an $18 increase in net favorable prior accident year reserve development.
The decrease in current accident year catastrophe losses was primarily due to $140 of net losses incurred for hurricanes Katrina and Rita in 2005, partially offset by an increase in non-hurricane related catastrophes in 2006. Catastrophe losses in 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.
Before catastrophes and prior accident year development, underwriting results increased by $62, due primarily to the favorable impact of changes in the expected assessments from Citizens, $60 of reinstatement premium payable to reinsurers in 2005 and earned premium growth in 2006, partially offset by an increase in non-catastrophe property loss costs. The nine months ended September 30, 2006 benefited from a $41 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes whereas the nine months ended September 30, 2005 included a charge of $15 for assessments related to the 2004 Florida hurricanes. Non-catastrophe property loss costs are higher principally due to an increase in claim frequency in middle market and an increase in claim frequency and severity in homeowners, partially offset by favorable claim severity in small commercial.
Net favorable prior accident year reserve development of $43 in 2006 primarily included a $65 reduction in catastrophe reserves related to the 2005 and 2004 hurricanes, a $53 release of Personal Lines auto liability reserves for accident years 2003 to 2005 and a $38 release of Business Insurance allocated loss adjustment expense reserves for workers’ compensation and package business related to accident years 2003 to 2005. Partially offsetting the reserve releases in 2006 was a $45 strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior and a $30 strengthening of Personal Lines auto liability reserves for claims with exposure in excess of policy limits. Net favorable reserve development of $25 in 2005 was largely attributable to a $120 release of reserves for allocated loss adjustment expenses, partially offset by a $45 net strengthening of workers’ compensation reserves and a $33 strengthening of reserves related to the third quarter 2004 hurricanes. See the “Reserves” section of the MD&A for further discussion of reserve development.
The expense ratio improved by 0.8 points, largely because of a $41 decrease in estimated Citizens’ assessments in 2006 compared to a $15 increase in Citizens assessments in 2005 and because the 2005 ratio had been increased by the effect of $60 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005. The effect of an increase in the cost of AARP marketing initiatives and a reduction in contingent commissions in 2005 was largely offset by the effect of a continued shift to lower commission workers’ compensation business.

BUSINESS INSURANCE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Written Premiums [1]
Small Commercial	$657	$607	8%	$2,062	$1,907	8%
Middle Market	637	616	3%	1,810	1,801	—

Total	$1,294	$1,223	6%	$3,872	$3,708	4%

Earned Premiums [1]
Small Commercial	$668	$606	10%	$1,967	$1,787	10%
Middle Market	624	588	6%	1,856	1,754	6%

Total	$1,292	$1,194	8%	$3,823	$3,541	8%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005
Earned premiums for the Business Insurance segment increased $98 and $282, respectively, for the three and nine months ended September 30, 2006. The increase was primarily due to new business growth outpacing non-renewals in both small commercial and middle market over the last three months of 2005 and first nine months of 2006, partially offset by the effect of a decline in earned pricing increases in small commercial, earned pricing decreases in middle market and higher property catastrophe treaty reinsurance costs. Also contributing to the increase in earned premiums was $14 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005.
•	Growth in small commercial earned premium was driven primarily by earned premium growth in workers’ compensation and package business for both Select Xpand and traditional Select business. Before the impacts of written pricing changes, premium renewal retention for small commercial increased from 86% to 87% for the three and nine months ended September 30, 2006, primarily due to an increase in retention for workers’ compensation business. New business written premium for small commercial decreased by $15 for the three months ended September 30, 2006 and by $34 for the nine months ended September 30, 2006. The decrease was primarily related to lower production of new workers’ compensation, auto and package policies. Actions taken by some of the Company’s competitors to increase commissions for workers’ compensation business may be contributing to the Company’s lower new business growth.

•	Growth in middle market earned premium was driven primarily by growth in workers’ compensation and marine earned premium. Before the impacts of written pricing changes, premium renewal retention for middle market increased from 84% to 87% for the three months ended September 30, 2006 and from 84% to 85% for the nine months ended September 30, 2006, with an increase in retention across all lines of business. In response to increased competition, management has focused heavily on renewal retention. New business written premium for middle market decreased by $35 for the three months ended September 30, 2006 and by $95 for the nine months ended September 30, 2006. Most of the decrease related to workers’ compensation business, driven by increased competition.
For both the three and nine months ended September 30, 2006, earned pricing increased 1% for small commercial and decreased by 5% for middle market. For the nine months ended September 30, 2005, earned pricing increased by 4% for small commercial and decreased by 3% for middle market. As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes for the nine months ended September 30, 2006 primarily reflect written pricing changes from the last three months of 2005 and the first nine months of 2006.
•	Written pricing for small commercial increased 1% in both the last three months of 2005 and the first nine months of 2006.

•	Written pricing for middle market decreased by 6% for the last three months of 2005 and by 4% for the first nine months of 2006.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Underwriting Summary
Written premiums	$1,294	$1,223	6%	$3,872	$3,708	4%
Change in unearned premium reserve	2	29	(93%)	49	167	(71%)

Earned premiums	1,292	1,194	8%	3,823	3,541	8%
Benefits, claims and claim adjustment expenses
Current year	821	728	13%	2,366	2,139	11%
Prior year	(20)	(14)	(43%)	(46)	(14)	NM

Total benefits, claims and claim adjustment expenses	801	714	12%	2,320	2,125	9%
Amortization of deferred policy acquisition costs	299	286	5%	885	850	4%
Insurance operating costs and expenses	69	69	—	164	182	(10%)

Underwriting results	$123	$125	(2%)	$454	$384	18%

Loss and loss adjustment expense ratio
Current year	63.5	60.9	(2.6)	61.9	60.4	(1.5)
Prior year	(1.5)	(1.2)	0.3	(1.2)	(0.4)	0.8

Total loss and loss adjustment expense ratio	62.0	59.7	(2.3)	60.7	60.0	(0.7)
Expense ratio	27.9	30.1	2.2	27.1	29.1	2.0
Policyholder dividend ratio	0.5	(0.2)	(0.7)	0.3	—	(0.3)

Combined ratio	90.4	89.5	(0.9)	88.1	89.2	1.1
Catastrophe ratio

Current year	1.9	1.7	(0.2)	1.7	1.0	(0.7)

Prior year	(2.0)	(0.2)	1.8	(0.6)	0.2	0.8

Total catastrophe ratio	(0.1)	1.5	1.6	1.0	1.2	0.2

Combined ratio before catastrophes	90.5	88.0	(2.5)	87.1	87.9	0.8
Combined ratio before catastrophes and prior accident year development	90.0	89.0	(1.0)	87.7	88.5	0.8

Underwriting results and ratios
Three months ended September 30, 2006 compared with the three months ended September 30, 2005
Underwriting results decreased by $2 with a corresponding increase in the combined ratio of 0.9 points, to 90.4. The net decrease in underwriting results was principally driven by a $75 reduction in workers’ compensation reserves recorded in 2005 related to accident years 2003 and 2004, partially offset by the following factors:
•	A $50 strengthening of net reserves in 2005 related to reserves for claim payments expected to emerge after 20 years of development, and
•	A $26 reduction in prior accident year catastrophe reserves in 2006, of which $11 related to hurricanes Katrina, Rita and Wilma in 2005 and $14 related to hurricanes Charley and Frances in 2004.
Current accident year underwriting results before catastrophes decreased slightly, from $133 in 2005 to $128 in 2006. The decrease in underwriting results before catastrophes and prior accident year development was primarily due to an increase in current accident year loss costs, partially offset by earned premium growth at a combined ratio less than 100.0 and $14 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005. The 1.0 point increase in the combined ratio before catastrophes and prior accident year development, from 89.0 to 90.0, was primarily due to an increase in current accident year losses for small commercial workers’ compensation business, earned pricing decreases in middle market, an increase in middle market non-catastrophe property claim costs, an increase in policyholder dividends, and a continued shift to more workers’ compensation business which has a higher loss and loss adjustment expense ratio, partially offset by a 2.2 point improvement in the expense ratio and the fact that the 2005 ratio had been increased by the effect of $14 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005. During the third quarter of 2005, the Company reduced current accident year loss and loss adjustment expenses for small commercial workers’ compensation claims, of which $20 related to the first six months of 2005. Non-catastrophe property claim costs have increased due to increasing claim frequency and severity in middle market, partially offset by decreasing claim frequency and severity in small commercial.
The expense ratio decreased by 2.2 points, primarily due to reallocating $7 in 2004 hurricane-related assessments from Personal Lines to Business Insurance during 2005, a continued shift to lower commission workers’ compensation business, recoupments of assessments from policyholders in 2006 and lower expenses for premium taxes, licenses and fees. Also contributing to the decrease in the expense ratio was the fact that the 2005 ratio had been increased by the effect of $14 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005.

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005
Underwriting results increased by $70, with a corresponding 1.1 point decrease in the combined ratio, to 88.1. The net increase in underwriting results was principally driven by the following factors:
•	A $64 improvement in current accident year underwriting results before catastrophes, primarily due to earned premium growth at a combined ratio less than 100.0 and a 0.8 point decrease in the combined ratio before catastrophes and prior accident year development, to 87.7,
•	A $50 increase in workers’ compensation reserves recorded in 2005, related to reserves for claim payments expected to emerge after 20 years of development,
•	A $38 reduction in allocated loss adjustment expense reserves recorded in 2006, primarily for workers’ compensation and package business related to accident years 2003 to 2005,
•	A $24 reduction in prior accident year catastrophe reserves in 2006, of which $10 related to hurricanes Katrina, Rita and Wilma in 2005 and $14 related to hurricanes Charley and Frances in 2004, and
•	A $20 increase in reserves related to the 2004 hurricanes recorded in 2005.
Partially offsetting these improvements were the following factors:
•	A $75 reduction in workers’ compensation reserves recorded in 2005 related to accident years 2003 and 2004,
•	A $26 increase in current accident year catastrophes losses, principally due to losses in 2006 from tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast. Catastrophe losses in 2005 included $15 of catastrophe losses from Hurricanes Katrina and Rita, and
•	A $25 release of prior accident year reserves for allocated loss adjustment expenses recorded in 2005.
The 0.8 point improvement in the combined ratio before catastrophes and prior accident year development was primarily due a 2.0 point improvement in the expense ratio, largely offset by the portion of the increase in the current accident year loss and loss adjustment expense ratio attributable to non-catastrophe losses. The expense ratio decreased by 2.0 points, primarily due to the impact in 2006 and 2005 of changes in the expected assessments from Citizens and a continued shift to lower commission workers’ compensation business, partially offset by a $14 reduction in contingent commissions in 2005. The nine months ended September 30, 2006 benefited from a $21 reduction in estimated Citizens’ assessments related to the 2005 Florida hurricanes and the nine months ended September 30, 2005 included a charge of $7 for assessments related to the 2004 Florida hurricanes. Contributing to the 1.5 point increase in the current accident year loss and loss adjustment expense ratio was a 0.6 point increase in current accident year catastrophe losses. The remainder of the increase in the current accident year loss and loss adjustment expense ratio was largely due to earned pricing decreases in middle market, increasing non-catastrophe property claim frequency in middle market and the effect of a continued shift to workers’ compensation business which has a higher loss and loss adjustment expense ratio, partially offset by favorable non-catastrophe property claim severity in small commercial.
Outlook
For the 2006 full year, management expects the Business Insurance segment to achieve mid-single-digit written premium growth, consistent with the written premium growth achieved for the first nine months of the year. In both small commercial and middle market, the Company plans to continue to broaden its relationships with key agencies to increase new business, maintain renewal retention and expand market share in targeted states. In small commercial, the Company expects to generate high single-digit written premium growth in the fourth quarter and full year 2006, in part, through the use of customized pricing, more sophisticated pricing models and automated underwriting decision making tools and increasing its underwriting appetite within certain industries and risks. Within middle market, the Company expects fairly flat written premium growth for the full year 2006 with written premium growth flat to slightly negative in the fourth quarter of 2006. The Company will continue to focus on managing its mix of business in middle market as well as protecting its renewals.
Written pricing trends in 2006 have been affected by increased competition as evidenced by modest written pricing increases in small commercial and written pricing decreases in middle market over the first nine months of 2006. In the nine months ended September 30, 2006, non-catastrophe property loss costs decreased, driven primarily by lower claim severity in small commercial, partially offset by increasing claim frequency in middle market. While loss costs were favorable in the first nine months of 2006, management expects claim severity to continue to increase and claim frequency to be less favorable. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the high 80’s for the 2006 full year, consistent with the combined ratio before catastrophes and prior accident year development of 87.7 for the first nine months of 2006.

PERSONAL LINES

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Premium Breakdown
Written Premiums [1]

Business Unit
AARP	$683	$608	12%	$1,950	$1,793	9%
Agency	291	261	11%	824	760	8%
Other	48	67	(28%)	162	222	(27%)

Total	1,022	936	9%	2,936	2,775	6%

Product Line
Automobile	$737	$695	6%	$2,162	$2,087	4%
Homeowners	285	241	18%	774	688	13%

Total	$1,022	$936	9%	$2,936	$2,775	6%

Earned Premiums [1]

Business Unit
AARP	$624	$568	10%	$1,831	$1,707	7%
Agency	271	246	10%	795	740	7%
Other	57	76	(25%)	184	246	(25%)

Total	$952	$890	7%	$2,810	$2,693	4%

Product Line
Automobile	$708	$684	4%	$2,089	$2,042	2%
Homeowners	244	206	18%	721	651	11%

Total	$952	$890	7%	$2,810	$2,693	4%

Combined Ratios
Automobile	96.6	92.4	(4.2)	94.0	87.8	(6.2)
Homeowners	73.7	90.9	17.2	72.9	78.9	6.0

Total	90.7	92.0	1.3	88.6	85.7	(2.9)

Policies in force				3,760,089	3,581,557

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Earned premiums for the Personal Lines segment increased $62 and $117, respectively, for the three and nine months ended September 30, 2006, due primarily to earned premium growth in both AARP and Agency, partially offset by a reduction in other earned premium and higher property catastrophe treaty reinsurance costs. Also contributing to the increase in earned premiums was $28 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005. Other earned premium consists of premium earned on non-standard auto business written by Omni and on business written through affinity partners other than AARP.
•	AARP earned premium grew $56 and $124, respectively, for the three and nine months ended September 30, 2006, reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings in both auto and homeowners.

•	Agency earned premium grew $25 and $55, respectively, for the three and nine months ended September 30, 2006, primarily as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003. Dimensions is currently available in 40 states and enables agents to generate a customized price for each policyholder, independent of the risks and rates of other members of the same household. The plan, which is available through the company’s network of independent agents, was enhanced in the third quarter of 2006 as “Dimensions with Auto Packages” and the enhanced plan is now offered in 18 states with four distinct package offerings.

•	Other earned premium decreased by $19 and $62, respectively, for the three and nine months ended September 30, 2006, because of a strategic decision to reduce other affinity business and limit non-standard writings to fewer geographic areas. In July, 2006, the Company reached an agreement to sell Omni and exit the non-standard auto business. Refer to the Outlook section that follows for further discussion.
The earned premium growth in AARP and Agency was primarily due to new business written premium outpacing non-renewals over the last three months of 2005 and the first nine months of 2006 and to earned pricing increases in homeowners for both AARP and Agency.
Auto earned premium grew $24 and $47, respectively, for the three and nine months ended September 30, 2006, primarily from new business outpacing non-renewals in both AARP and Agency over the last three months of 2005 and the first nine months of 2006, offset by a decline in other auto business. Before considering the decline in other auto business, auto earned premium grew $43, or 7%, for the three months ended September 30, 2006 and $109, or 6%, for the nine months ended September 30, 2006. Homeowners’ earned premium grew $38 and $70, respectively, for the three and nine months ended September 30, 2006, due to new business outpacing non-renewals in both AARP and Agency business over the last three months of 2005 and the first nine months of 2006 and due to earned pricing increases. Consistent with the growth in earned premium, the number of policies in force has increased in auto and homeowners from 2,206,802 and 1,374,755, respectively, as of September 30, 2005, to 2,314,116 and 1,445,973, respectively, as of September 30, 2006. The growth in policies in force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.
Auto new business written premium was $130 and $352, respectively, for the three and nine months ended September 30, 2006, up $21 and $28, respectively, from the corresponding periods in 2005. The increase in new business written premium was primarily due to an increase in AARP and Agency new business, partially offset by a decrease in other new business. Growth in new business was particularly strong in AARP with a growth rate of 32% in the third quarter of 2006. Homeowners’ new business written premium was $46 and $122, respectively, for the three and nine months ended September 30, 2006, up $9 and $26, respectively, from the corresponding periods in 2005. The increase in homeowners’ new business written premium was due to an increase in both AARP and Agency new business, with higher growth rates in AARP.
Before the effect of changes in written pricing, premium renewal retention for auto remained relatively flat at 87% for both the three and nine months ended September 30, 2006. Renewal retention on AARP auto business was relatively flat for both the three and nine month period. Renewal retention in Agency auto was flat for the three months ended September 30, 2006 and decreased from 93% to 90% for the nine months ended September 30, 2006. Before the effect of changes in written pricing, premium retention for homeowners increased from 86% to 91% for the three months ended September 30, 2006 and from 88% to 91% for the nine months ended September 30, 2006, driven largely by increased retention of AARP business.
Earned pricing for automobile decreased 1% for the three and nine months ended September 30, 2006, whereas earned pricing increased by 1% in the three and nine months ended September 30, 2005. For homeowners’ business, earned pricing increases were 5% in the three and nine months ended September 30, 2006, down from 8% in the three and nine months ended September 30, 2005. The trend in earned pricing during the three and nine months ended September 30, 2006 was a reflection of the following written pricing changes from 2005 to 2006:
•	Written pricing for automobile decreased by 1% in both the last three months of 2005 and the first nine months of 2006.

•	Written pricing for homeowners increased by 5% in the last three months of 2005 and increased by 4% in the first nine months of 2006.
Auto written pricing decreases are driven by an extended period of favorable results factoring into the rate setting process. Homeowners written pricing continues to increase moderately due to insurance to value increases.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Underwriting Summary
Written premiums	$1,022	$936	9%	$2,936	$2,775	6%
Change in unearned premium reserve	70	46	52%	126	82	54%

Earned premiums	952	890	7%	2,810	2,693	4%
Benefits, claims and claim adjustment expenses
Current year	655	623	5%	1,894	1,803	5%
Prior year	(7)	(5)	(40%)	(30)	(110)	73%

Total benefits, claims and claim adjustment expenses	648	618	5%	1,864	1,693	10%
Amortization of deferred policy acquisition costs	157	147	7%	466	434	7%
Insurance operating costs and expenses	58	54	7%	159	180	(12%)

Underwriting results	$89	$71	25%	$321	$386	(17%)

Loss and loss adjustment expense ratio
Current year	68.6	69.9	1.3	67.3	66.9	(0.4)
Prior year	(0.7)	(0.5)	0.2	(1.1)	(4.1)	(3.0)

Total loss and loss adjustment expense ratio	67.9	69.3	1.4	66.3	62.8	(3.5)
Expense ratio	22.8	22.7	(0.1)	22.3	22.9	0.6

Combined ratio	90.7	92.0	1.3	88.6	85.7	(2.9)
Catastrophe ratio
Current year	2.3	5.9	3.6	3.2	3.4	0.2
Prior year	(1.1)	—	1.1	(0.6)	0.2	0.8

Total catastrophe ratio	1.2	5.8	4.6	2.6	3.5	0.9

Combined ratio before catastrophes	89.5	86.2	(3.3)	85.9	82.1	(3.8)
Combined ratio before catastrophes and prior accident year development	89.0	86.7	(2.3)	86.4	86.4	—

Other revenues [1]	$33	$29	14%	$99	$88	13%

[1]	Represents servicing revenues.
Underwriting results increased by $18, with a corresponding 1.3 point decrease in the combined ratio, to 90.7. The net increase in underwriting results was principally driven by the following factors:

•	A $30 decrease in current accident year catastrophe losses. Catastrophe losses in the third quarter of 2005 included $41 of losses for Hurricanes Katrina and Rita, and

•	A $9 release of net reserves in 2006 related to prior accident year hurricanes, primarily for hurricanes Katrina and Wilma in 2005.
Partially offsetting the increase in underwriting results was a $14 decrease in current accident year underwriting results before catastrophes, with a 2.3 point increase in the combined ratio before catastrophes and prior accident year development, from 86.7 to 89.0.
The $14 decrease in current accident year underwriting results before catastrophes was primarily due to an increase in current accident year loss costs and an increase in the cost of AARP marketing initiatives, partially offset by earned premium growth at a combined ratio less than 100.0 and $28 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005.
The 2.3 point increase in the combined ratio before catastrophes and prior accident year development was primarily due to a reduction in 2005 of current accident year incurred losses for auto liability claims, an increase in non-catastrophe property claim costs in 2006 and an increase in expenses, partially offset by earned pricing increases in homeowners and the fact that the 2005 ratio had been increased by the effect of $28 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005. During the third quarter of 2005, the Company reduced current accident year loss and loss adjustment expenses for Personal Lines auto bodily injury claims, of which $28 related to the first six months of 2005. Non-catastrophe property loss costs increased primarily due to an increase in claim severity.
The expense ratio remained relatively flat at 22.8, as the effect of an increase in the cost of AARP marketing initiatives to drive new business growth and the effect of reallocating $7 in 2004 hurricane-related assessments from Personal Lines to Business Insurance during 2005 was largely offset by the fact that the 2005 ratio had been increased by the effect of $28 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005 and the effect of recoupments of assessments from policyholders in 2006.
Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005
Underwriting results decreased by $65, with a corresponding 2.9 point increase in the combined ratio to 88.6. The net decrease in underwriting results was principally driven by the following factors:
•	A $95 reduction in prior accident year reserves for allocated loss adjustment expenses recorded in 2005,

•	A $30 increase in reserves for personal auto liability claims in 2006 due to an increase in estimated severity on claims where the company is exposed to losses in excess of policy limits, and

•	A $20 reduction in prior accident year reserves for auto liability claims recorded in 2005.

Partially offsetting the decrease in underwriting results were the following factors:

•	A $31 reduction in prior accident year reserves recorded in 2006 for auto liability claims related to accident year 2005 as a result of better than expected frequency trends on these claims,

•	A $22 reduction of prior accident year reserves recorded in 2006 for AARP and other affinity auto liability claims related to accident years 2003 to 2005 as a result of better than expected severity trends on these claims,

•	A $17 reduction in prior accident year catastrophe reserves, including $10 related to hurricanes Katrina and Wilma in 2005,

•	A $15 increase in current accident year underwriting results before catastrophes, primarily due to earned premium growth at a combined ratio less than 100.0 and $28 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005, partially offset by an increase in current accident year loss costs, and

•	A $9 increase in prior accident year catastrophe loss reserves recorded in 2005 for the third quarter 2004 hurricanes
The combined ratio before catastrophes and prior accident year development remained flat at 86.4 as an increase in current accident year non-catastrophe property loss costs was largely offset by a decrease in the expense ratio and the fact that the 2005 ratio had been increased by the effect of $28 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005. Non-catastrophe property loss costs for homeowners continue to increase due largely to an increase in claim severity.
The expense ratio decreased by 0.6 points, primarily due to the impact in 2006 and 2005 of changes in the expected assessments from Citizens, largely offset by an increase in the cost of AARP marketing initiatives to drive new business growth. Also contributing to the decrease in the expense ratio was the fact that the 2005 ratio had been increased by the effect of $28 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005. The nine months ended September 30, 2006 benefited from a $19 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes, whereas the nine months ended September 30, 2005 included a charge of $6 for assessments related to the 2004 Florida hurricanes.

Outlook
Consistent with written premium growth in the first nine months of 2006, management expects the Personal Lines segment to deliver written premium growth in the mid-single digits for the full year and the fourth quarter. New business growth has been strong in auto and homeowners with significant growth in both AARP and Agency. Management expects this trend to continue for the balance of the year. Within the AARP business, growth is expected through an increase in marketing to AARP members. Within the Agency business, growth is expected through refinement of the Dimensions class plans, expansion of product breadth and an increase in the number of new agency appointments.
Strong underwriting profitability within the past couple of years has intensified the level of competition, putting downward pressure on rates, particularly in auto. For auto, written pricing during the first nine months 2006 was down 1% and, for homeowners, written pricing increases in the mid-single digits during the first nine months of 2006 were lower than they had been in 2005. Non-catastrophe loss costs in homeowners were up significantly in the third quarter of 2006 and are expected to continue to increase. Based on earned pricing and loss cost trends, the Company expects a 2006 combined ratio before catastrophes and prior accident year development in the high-80’s for the 2006 calendar year, consistent with or slightly higher than the combined ratio before catastrophes and prior accident year development of 86.4 for the first nine months of 2006.
In July 2006, the Company agreed to sell its non-standard auto insurance business, Omni Insurance Group, Inc. (“Omni”). Under the terms of the agreement, the Company will receive sales proceeds, subject to adjustment, of approximately $100. The Company expects the sale to be completed in the fourth quarter of 2006, pending regulatory approval, and to result in an after-tax gain, primarily due to income tax benefits arising from the transaction. The after-tax gain is not expected to be material to results of operations and the ultimate amount will be based on an audit of the closing date balance sheet. As part of this agreement, the Company continues to be obligated for certain extra contractual liability claims and for claims and expenses arising from all business written in the states of California and New York. Subject to regulatory constraints, the Company intends to cease writing new and renewal non-standard business in California and New York. The Company believes that exiting the traditional non-standard auto insurance business will streamline its operations and help the Company align its resources towards achieving core business objectives.
In the three and nine month periods ended September 30, 2006, Omni had earned premium of $33 and $108, respectively. As of September 30, 2006, Personal Lines segment assets and liabilities related to the Omni business being sold totaled approximately $288 and $172, respectively. The Company does not expect the sale of Omni will significantly affect its full year outlook of Personal Lines written premium growth or the combined ratio before catastrophes and prior accident year development.
SPECIALTY COMMERCIAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Written Premiums [1]	2006	2005	Change	2006	2005	Change

Property	$49	$38	29%	$161	$179	(10%)
Casualty	130	202	(36%)	458	683	(33%)
Bond	69	59	17%	188	170	11%
Professional Liability	110	109	1%	322	274	18%
Other	25	49	(49%)	98	128	(23%)

Total	$383	$457	(16%)	$1,227	$1,434	(14%)

Earned Premiums [1]
Property	$51	$40	28%	$160	$188	(15%)
Casualty	146	201	(27%)	435	636	(32%)
Bond	62	54	15%	177	155	14%
Professional Liability	109	89	22%	308	255	21%
Other	20	47	(57%)	90	130	(31%)

Total	$388	$431	(10%)	$1,170	$1,364	(14%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Earned premiums for the Specialty Commercial segment decreased by $43 and $194, respectively, for the three and nine months ended September 30, 2006, primarily due to decreases in casualty and other earned premiums and, for the nine month period, a decrease in property earned premium, partially offset by increases in bond and professional liability earned premiums. Also contributing to the increase in earned premium was $18 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005.

•	Property earned premium increased by $11 for the three months ended September 30, 2006 and decreased by $28 for the nine months ended September 30, 2006. The increase during the third quarter of 2006 was primarily due to $26 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005 and earned pricing increases, partially offset by the effect of lower new business and renewals as well as higher reinsurance costs. The decrease in earned premiums over the first nine months of 2006 was primarily due to a decrease in new business and renewals in the latter half of 2005 and the first nine months of 2006 as well as the effect of an increase in reinsurance costs for 2006 treaties and additional catastrophe reinsurance purchased in the fourth quarter of 2005. Partially offsetting the decrease in earned premiums for the nine month period was $26 of catastrophe treaty reinstatement premiums payable to reinsurers recorded as a reduction of earned premium in 2005. The reduction in new business and renewals for both the three and nine months ended September 30, 2006 reflects a decision to reduce catastrophe loss exposures in certain geographic areas and a determination that, despite rate increases, rates on some business opportunities were not adequate. Property business has experienced significant rate increases throughout 2006, reflecting a hardening of the market after the 2005 hurricanes.

•	Casualty earned premiums decreased by $55 and $201, respectively, for the three and nine months ended September 30, 2006, primarily because of the non-renewal of a single captive insurance program and a decline in new business written premium growth partially offset by the effect of earned pricing increases during the first six months of 2006. The single captive insurance program accounted for earned premium of $62 and $230, respectively, during the three and nine months ended September 30, 2005. Premium retention increased during the first six months of 2006 and decreased slightly in the third quarter.

•	Bond earned premium grew $8 and $22, respectively, for the three and nine months ended September 30, 2006, due primarily to modest earned pricing increases and new business growth in commercial and contract surety business and, to a lesser extent, a decrease in the portion of risks ceded to outside reinsurers. The growth in commercial and contract surety was primarily driven by an increase in the number of bonds issued to existing accounts.

•	Professional liability earned premium grew $20 and $53, respectively, for the three and nine months ended September 30, 2006, primarily due to a decrease in the portion of risks ceded to outside reinsurers and new business growth in middle market and small commercial business during the first six months of 2006, partially offset by earned pricing decreases. Professional liability experienced a decrease in new business growth and renewal retention in the third quarter of 2006, particularly for directors’ and officers’ insurance coverage.

•	Within the “other” category, earned premium decreased $27 and $40, respectively for the three and nine months ended September 30, 2006. The “other” category of earned premiums includes premiums assumed and ceded under inter-segment arrangements and co-participations. Beginning in the third quarter of 2006, the Company reduced the premiums assumed by Specialty Commercial under inter-segment arrangements covering certain liability claims. In addition, under an inter-segment arrangement, beginning in the first quarter of 2006, the Company allocated more of the premiums ceded under the principal property catastrophe reinsurance program to Specialty Commercial and less to Business Insurance and Personal Lines.
Underwriting Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Written premiums	$383	$457	(16%)	$1,227	$1,434	(14%)
Change in unearned premium reserve	(5)	26	NM	57	70	(19%)

Earned premiums	388	431	(10%)	1,170	1,364	(14%)
Benefits, claims and claim adjustment expenses
Current year	247	398	(38%)	796	1,042	(24%)
Prior year	(1)	62	NM	33	99	(67%)

Total benefits, claims and claim adjustment expenses	246	460	(47%)	829	1,141	(27%)
Amortization of deferred policy acquisition costs	75	69	9%	221	208	6%
Insurance operating costs and expenses	26	45	(42%)	75	113	(34%)

Underwriting results	$41	$(143)	NM	$45	$(98)	NM

Loss and loss adjustment expense ratio
Current year	64.0	92.8	28.8	68.1	76.6	8.5
Prior year	(0.5)	14.6	15.1	2.8	7.2	4.4

Total loss and loss adjustment expense ratio	63.5	107.4	43.9	70.9	83.8	12.9
Expense ratio	25.4	25.4	—	25.0	22.9	(2.1)
Policyholder dividend ratio	0.5	0.5	—	0.3	0.4	0.1

Combined ratio	89.4	133.3	43.9	96.2	107.2	11.0

Catastrophe ratio

Current year	0.7	20.5	19.8	0.7	7.6	6.9
Prior year	(0.5)	(0.9)	(0.4)	(2.8)	0.2	3.0
Total catastrophe ratio	0.1	19.7	19.6	(2.1)	7.8	9.9

Combined ratio before catastrophes	89.2	113.6	24.4	98.3	99.3	1.0
Combined ratio before catastrophes and prior accident year development	89.2	98.2	9.0	92.6	92.3	(0.3)
Other revenues [1]	$85	$86	(1%)	$256	$254	1%

[1]	Represents servicing revenues.

Underwriting results and ratios
Three months ended September 30, 2006 compared to the three months ended September 30, 2005
Underwriting results increased by $184, with a corresponding 43.9 point decrease in the combined ratio to 89.4. The increase in underwriting results was principally driven by the following factors:
•	A $70 strengthening of workers’ compensation reserves in 2005 for claim payments expected to emerge after 20 years of development, partially offset by a reserve release of $10 in 2005 for crop insurance,

•	An $85 decrease in current accident year catastrophe losses. Catastrophe losses in 2005 included $84 of losses for hurricanes Katrina and Rita, and

•	A $36 increase in current accident year underwriting results before catastrophes, with a corresponding 9.0 point decrease in the combined ratio before catastrophes and prior accident year development, from 98.2 to 89.2.
The $36 increase in current accident year underwriting results before catastrophes was primarily due $18 of catastrophe treaty reinstatement premiums payable to reinsurers recorded in 2005 and a decrease in current accident year non-catastrophe property loss costs, partially offset by an increase in the allocation to Specialty Commercial of premiums ceded under the Company’s principal property catastrophe reinsurance program. An improvement in underwriting results for bond was offset by a decrease in underwriting results for professional liability. The expense ratio remained flat at 25.4% as the effect of an increase in expenses in casualty and a reduction in ceding commissions on professional liability business was largely offset by the fact that the 2005 ratio had been increased by the effect of $18 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005 and the effect of a reduction in 2005 of anticipated profit commissions due from reinsurers as a result of the 2005 hurricanes.
Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005
Underwriting results increased by $143, with a corresponding 11.0 point decrease in the combined ratio to 96.2. The increase in underwriting results was principally driven by the following factors:
•	A $94 decrease in current accident year catastrophe losses. Catastrophe losses in 2005 included $84 of losses for hurricanes Katrina and Rita,

•	A $70 strengthening in 2005 of workers’ compensation reserves for claim payments expected to emerge after 20 years of development,

•	A $31 reduction in prior accident year loss reserves related to the 2005 hurricanes recorded in 2006, including a $21 reduction in net losses related to hurricane Katrina, despite a $24 increase in the gross loss estimate for hurricane Katrina. The decrease in net catastrophe loss reserves was primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty covering national account business as well as under the Company’s principal property catastrophe reinsurance program. Under the provisions of an inter-segment reinsurance arrangement, a portion of the recoveries from the Company’s principal property catastrophe reinsurance program related to the reserve strengthening were allocated to Specialty Commercial.

•	A $20 strengthening in 2005 of reserves for large deductible workers’ compensation policies related to accident years 1999 to 2001.
Partially offsetting the increase in underwriting results were the following factors:
•	A $45 strengthening in 2006 of prior accident year reserves for construction defects claims on casualty business for accident years 1997 and prior,

•	A $20 strengthening in 2006 of prior accident year allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development, and

•	A $17 decrease in current accident year underwriting results before catastrophes, with a 0.3 point increase in the combined ratio before catastrophes and prior accident year development, from 92.3 to 92.6.
The $17 decrease in underwriting results before catastrophes and prior accident year development is primarily due an increase in the allocation to Specialty Commercial of premiums ceded under the Company’s principal property catastrophe reinsurance program and a decrease in professional liability underwriting results, partially offset by an improvement in underwriting results for property. An increase in the current accident year loss and loss adjustment expense ratio for directors’ and officer’s insurance contributed to the decrease in current accident year underwriting results for professional liability. Current accident year underwriting results before catastrophes increased in property due primarily to $26 of catastrophe treaty reinstatement premiums payable to reinsurers recorded in 2005 and lower non-catastrophe property loss costs, partially offset by the effects of a decrease in earned premium. The 2.1 point increase in the expense ratio was primarily due to the decrease in property earned premium and a reduction in ceding commissions on professional liability business, partially offset by the fact that the 2005 ratio had been increased by the effect of $18 of catastrophe treaty reinstatement premiums payable to reinsurers in 2005.

Outlook
Specialty Commercial is comprised of businesses that provide specialized or customized products within niche markets and the Company will grow opportunistically where risks are adequately priced to achieve targeted returns. While written premium declined during the first nine months of 2006, management expects Specialty Commercial written premium to be flat to slightly higher in the last three months of 2006, resulting in a low double-digit decrease in full year 2006 written premium. Written premium for the last three months of 2006 is expected to increase in property and professional liability although in both lines of business, the expected growth could be lower if management determines that rates are inadequate. Written premium in casualty and other is expected to decrease in the fourth quarter.
Property written premium for the first nine months of 2006 was down 10% from the first nine months of 2005 as the effect of significant direct written pricing increases was more than offset by a decline in new business growth, lower written premium renewal retention and higher reinsurance costs. The level of property business written in the fourth quarter will largely depend on how much rates continue to increase to reflect higher reinsurance costs. During the first nine months of 2006, written pricing decreased in casualty and professional liability and increased in bond. In the third quarter of 2006, competition intensified for professional liability business, particularly for directors’ and officers’ insurance coverage. A lower frequency of class action cases in the past couple of years is beginning to put downward pressure on rates and this trend could reduce the growth rate of the Company’s professional liability business going forward. Management expects a combined ratio before catastrophes and prior accident year development for the full year 2006 and last three months of 2006 in the low 90’s. However, the combined ratio before catastrophes and prior accident year development may be higher than that if non-catastrophe property loss costs increase.
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change

Written premiums	$—	$2	(100%)	$2	$4	(50%)
Change in unearned premium reserve	—	—	—	—	—	—

Earned premiums	—	2	(100%)	2	4	(50%)
Benefits, claims and claim adjustment expenses
Current year	—	—		—	—	—
Prior year	58	51	14%	344	186	85%

Total benefits, claims and claim adjustment expenses	58	51	14%	344	186	85%
Amortization of deferred policy acquisition costs	—	2	(100%)	—	(2)	100%
Insurance operating costs and expenses	4	2	100%	7	11	(36%)

Underwriting results	$(62)	$(53)	(17%)	$(349)	$(191)	(83%)
Net investment income	60	70	(14%)	195	217	(10%)
Net realized capital gains	5	—	—	7	26	(73%)
Other expenses	—	(3)	100%	—	(6)	100%
Income tax (expense) benefit	3	1	200%	64	(1)	NM

Net income (loss)	$6	$15	(60%)	$(83)	$45	NM

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
Net Income (Loss)
Three months ended September 30, 2006 compared to the three months ended September 30, 2005
Net income (loss) for the three months ended September 30, 2006 decreased $9 compared to the prior year period, driven by the following:
•	A $9 decrease in underwriting results, primarily due to a $7 increase in prior year loss development. Reserve development in the three months ended September 30, 2006 included $43 of environmental reserve strengthening as a result of the Company’s annual environmental reserve evaluation. For the comparable three month period ended September 30, 2005, reserve development included $37 of environmental reserve strengthening.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005
Net income (loss) for the nine months ended September 30, 2006 decreased $128 compared to the prior year period, driven by the following:
•	A $158 decrease in underwriting results, primarily due to a $158 increase in prior year loss development. Reserve development in the nine months ended September 30, 2006 included a $243 reduction in net reinsurance recoverables as a result of the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment, $43 of environmental reserve strengthening, and $12 of reserve strengthening for assumed reinsurance. For the comparable nine month period ended September 30, 2005, reserve development included $85 of reserve strengthening for assumed reinsurance, $37 of environmental reserve strengthening, and a $20 increase in the allowance for uncollectible reinsurance.

•	A $22 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net claims and claim adjustment expenses paid. Other Operations’ net investment income includes income earned on the separate portfolios of Heritage Holdings, and its subsidiaries, and on the Hartford Fire invested asset portfolio, which is allocated between Ongoing Operations and Other Operations. The Company attributes capital and invested assets to each segment using an internally developed risk-based capital attribution methodology.

•	A $19 decrease in net realized capital gains, principally due to lower sales of fixed maturity investments.

•	A change from an income tax expense of $1 in 2005 to an income tax benefit of $64 in 2006, as a result of a pre-tax loss in 2006.
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and nine months ended September 30, 2006.
Other Operations Claims and Claim Adjustment Expenses

For the Three Months Ended September 30, 2006	Asbestos		Environmental	All Other [1] [5]	Total

Beginning liability — net [2][3]	$2,327		$312	$2,163	4,802
Claims and claim adjustment expenses incurred	5		43	10	58
Claims and claim adjustment expenses paid	(78)		(17)	(56)	(151)

Ending liability — net [2][3]	$2,254	[4]	338	2,117	4,709

For the Nine Months Ended September 30, 2006	Asbestos		Environmental	All Other [1] [5]	Total

Beginning liability — net [2][3]	$2,291		$360	$2,240	$4,891
Claims and claim adjustment expenses incurred	272		60	12	344
Claims and claim adjustment expenses paid	(309)		(82)	(135)	(526)

Ending liability — net [2][3]	$2,254	[4]	338	2,117	4,709

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $9 and $6, respectively, as of September 30, 2006, $8 and $7, respectively, as of June 30, 2006, and $10 and $6, respectively, as of December 31, 2005. Total net claim and claim adjustment expenses incurred in Ongoing Operations for the three and nine months ended September 30, 2006 includes $5 and $10, respectively, related to asbestos and environmental claims. Total net claim and claim adjustment expenses paid in Ongoing Operations for the three and nine months ended September 30, 2006 includes $5 and $11, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $3,400 and $387, respectively, as of September 30, 2006, $3,491 and $378, respectively, as of June 30, 2006, and $3,845 and $432, respectively, as of December 31, 2005.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $358 and $588, respectively, resulting in a one year net survival ratio of 6.3 and a three year net survival ratio of 3.8 (9.3 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[5]	The Company includes its allowance for uncollectible reinsurance in the “All Other” category of reserves. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss.
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
As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, the Company is engaged in pending litigation against certain of its upper-layer reinsurers under its Blanket Casualty Treaty (“BCT”), including Lloyd’s syndicates reinsured by Equitas. The settlement entered into with Equitas in the second quarter of 2006 included all of the Company’s reinsurance recoveries from Equitas under the BCT, which consist predominantly of asbestos and pollution losses, including the billing for the MacArthur settlement. The Company previously considered the risk of non-collection of a portion of these recoveries in its allowance for uncollectible reinsurance. The settlement terminated the pending litigation between the Company and Equitas. The litigation continues with the other upper-layer reinsurers under the BCT.
In conducting the evaluation of its reinsurance recoverables and allowance for uncollectible reinsurance, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment, including its estimate of future claims, the reinsurance arrangements in place and the years of potential reinsurance available. The Company also analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The Company also considered the effect of the Equitas settlement on the collectibility of amounts due from other upper-layer reinsurers under the BCT. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’

unwillingness or inability to pay, and contemplates recoveries under ceded reinsurance contracts and settlements of disputes that could be different from the ceded liabilities. As of September 30, 2006, the allowance for uncollectible reinsurance for Other Operations totals $330. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables at least annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
During the second quarter of 2006, the Company also completed its annual asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation resulted in no addition to the Company’s asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
During the third quarter of 2006, the Company completed its annual environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its domestic direct and assumed reinsurance accounts exposed to environmental liability. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account, although the review found no underlying cause or change in the claim environment. The net effect of these changes resulted in a $43 increase in net environmental liabilities. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
In reporting environmental results, the Company has divided its gross exposure into Direct, which is subdivided further as: Accounts with future exposure greater than $2.5, Accounts with future exposure less than $2.5, and Other direct; Assumed Reinsurance; and London Market. The unallocated amounts in the Other direct category include an estimate of the necessary reserves for environmental claims related to direct insureds who have not previously tendered environmental claims to the Company.
An account may move between categories from one evaluation to the next. For example, an account with future expected exposure of greater than $2.5 in one evaluation may be reevaluated due to changing conditions and re-categorized as less than $2.5 in a subsequent evaluation or vice versa.
The following table displays gross environmental reserves and other statistics by category as of September 30, 2006:

Gross Environmental Reserves
	As of September 30, 2006
			% of	3 Year Gross
	Number of	Total	Environmental	Survival Ratio
	Accounts [1]	Reserves	Reserves	[3]

Accounts with future exposure > $2.5	14	$95	25%
Accounts with future exposure < $2.5	524	111	29%
Other direct [2]	—	25	6%

Total Direct	538	231	60%	3.3
Assumed Reinsurance		100	26%	3.2
London Market		56	14%	3.8

Total gross environmental reserves		$387	100%	3.3

[1]	Number of accounts established as of June 2006.

[2]	Includes unallocated IBNR.

[3]	The one year gross paid amount for total environmental claims is $107, resulting in a one year gross survival ratio of 3.6.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2006 of $2.61 billion ($2.26 billion and $344 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.07 billion to $3.05 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2005 Annual Report on Form 10-K. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.
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
The following table sets forth, for the three and nine months ended September 30, 2006, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Other Operations Paid and Incurred Loss and Loss Adjustment Expense (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
For the Three Months Ended
September 30, 2006	Paid Loss & LAE	Incurred Loss & LAE	Paid Loss & LAE	Incurred Loss & LAE

Gross Direct	$23	$3	$11	$57
Assumed – Domestic	60	—	13	(25)
London Market	11	—	2	3

Total	94	3	26	35
Ceded	(16)	2	(9)	8

Net	$78	$5	$17	$43

	Asbestos [1]		Environmental [1]
For the Nine Months Ended
September 30, 2006	Paid Loss & LAE	Incurred Loss & LAE	Paid Loss & LAE	Incurred Loss & LAE

Gross Direct	$221	$3	$23	$57
Assumed – Domestic	180	4	49	(25)
London Market	50	—	7	3

Total	451	7	79	35
Ceded	(142)	265	3	25

Net	$309	$272	$82	$60

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross loss and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2006 includes $5 and $9, respectively, related to asbestos and environmental claims. Total gross loss and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2006 includes $5 and $11, respectively, related to asbestos and environmental claims.
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

The Company has been evaluating and closely monitoring assumed reinsurance reserves in Other Operations. With the transfer of certain assumed reinsurance business into Other Operations, the segment has exposure related to more recent assumed casualty reinsurance reserves, particularly for the underwriting years 1997 through 2001. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information from the ceding companies. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates. The Company completed an updated evaluation of its assumed reinsurance reserves in the second quarter of 2006. As a result, the Company increased its domestic assumed reinsurance reserves by $12, primarily due to a reduction in amounts retroceded. In connection with the assumed reinsurance evaluation, the Company also recognized $8 of profit sharing commission income based on favorable loss performance of certain retroceded contracts. The Company currently expects to perform a review of its assumed reinsurance liabilities at least annually, including in the fourth quarter of 2006.
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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 32% and 36% of the Company’s consolidated revenues for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net investment income and net realized capital gains and losses accounted for approximately 20% and 28%, respectively, of the Company’s consolidated revenues. The decrease in the percentage of consolidated revenues for the three and nine months ended September 30, 2006, as compared to the prior year periods, is primarily due to lower net investment income on equity securities held for trading.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 69% and 72% of the fair value of its invested assets as of September 30, 2006, and December 31, 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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

The following table identifies Life’s invested assets by type as of September 30, 2006, and December 31, 2005.

Composition of Invested Assets
	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$51,869	60.3%	$50,812	63.7%
Equity securities, available-for-sale, at fair value	771	0.9%	800	1.0%
Equity securities held for trading, at fair value	27,863	32.4%	24,034	30.1%
Policy loans, at outstanding balance	2,057	2.4%	2,016	2.5%
Mortgage loans, at amortized cost	2,451	2.9%	1,513	1.9%
Limited partnerships, at fair value	679	0.8%	431	0.6%
Other investments	241	0.3%	178	0.2%

Total investments	$85,931	100.0%	$79,784	100.0%

Fixed maturity investments increased approximately $1.1 billion, or 2%, since December 31, 2005, primarily due to positive operating cash flows and product sales, partially offset by an increase in interest rates. Equity securities held for trading increased $3.8 billion, or 16%, since December 31, 2005, due to positive cash flows primarily generated from sales and deposits related to variable annuity products sold in Japan as well as an increase in the value of the underlying investment funds supporting the Japanese variable annuity product. Mortgage loans and limited partnerships increased $938, or 62%, and $248, or 58%, respectively, since December 31, 2005, as a result of a decision to increase Life’s investment in these asset classes primarily due to their attractive returns and diversification opportunities. The majority of the increase in Life’s limited partnerships was driven by direct investments in hedge funds as well as hedge fund of funds investments. These hedge funds employ various investment strategies in both domestic and international markets.
Investment Results
The following table summarizes Life’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2006	2005	2006	2005

Net Investment Income
Net investment income – excluding equity securities held for trading and policy loans	$765	$735	$2,253	$2,125
Equity securities held for trading [1]	1,185	1,500	669	2,024
Policy loan income	37	36	106	108

Total net investment income	$1,987	$2,271	$3,028	$4,257
Yield on average invested assets [2]	5.8%	5.8%	5.7%	5.7%

Net Realized Capital Gains (Losses)
Gross gains on sale	$61	$89	$150	$310
Gross losses on sale	(66)	(72)	(207)	(204)
Impairments
Credit related	(3)	(12)	(3)	(17)
Other [3]	(14)	(4)	(66)	(5)

Total impairments	(17)	(16)	(69)	(22)
Japanese fixed annuity contract hedges, net [4]	38	(32)	(20)	(36)
Periodic net coupon settlements on credit derivatives/Japan	(12)	(8)	(34)	(21)
GMWB derivatives, net	9	(1)	(26)	7
Other, net [5]	(2)	14	(59)	23

Net realized capital gains (losses), before-tax	$11	$(26)	$(265)	$57

[1]	Represents the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding equity securities held for trading) divided by the monthly weighted average invested assets primarily at cost or amortized cost, as applicable, excluding equity securities held for trading, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[5]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

For the three and nine months ended September 30, 2006, net investment income, excluding equity securities held for trading and policy loans, increased $30, or 4%, and $128, or 6%, compared to the prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base partially offset by lower partnership income for the three months ended September 30, 2006. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as the individual fixed annuity products sold in Japan. The lower partnership income for the three months ended September 30, 2006 in comparison to the prior year period, was primarily driven by certain of the Company’s partnerships writing down the values of their underlying investments in the current quarter of 2006 while in the prior year period certain partnerships reported higher market values resulting from the liquidation of their underlying investments. Included in these write-downs for the three and nine months ended September 30, 2006, was a loss of $3, before-tax, related to an indirect investment in a hedge fund that realized substantial losses on natural gas investments in September 2006.
Net investment income on equity securities held for trading for the three and nine months ended September 30, 2006, was primarily generated by an increase in the value of the underlying investment funds supporting the Japanese variable annuity product. For the three months ended September 30, 2006, this increase was partially offset by a decline in the value of the Yen in comparison to the U.S. dollar. Net investment income on equity securities held for trading for the three and nine months ended September 30, 2005, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income as compared to the prior year period is primarily due to the performance of the underlying funds as well as changes in foreign currency exchange rates.
For the three months ended September 30, 2006, the yield on average invested assets remained flat compared to the prior year period. An increase in the yield on fixed maturities due to higher rates on both variable and fixed rate securities was offset by lower partnership income.
During the three months ended September 30, 2006, the significant components of net realized capital gains and losses included other-than-temporary impairments, net gains associated with the Japanese fixed annuity contract hedges and net gains associated with the GMWB derivatives. During the nine months ended September 30, 2006, the significant components of net realized capital gains and losses included net losses on sales of fixed maturity securities, other-than-temporary impairments, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements, losses associated with GMWB derivatives and losses in Other, net which primarily relate to changes in market value of non-qualifying derivatives due to changes in interest rates and foreign currency exchange rates. The circumstances giving rise to these components are as follows:
•	The net losses on fixed maturity sales for the three and nine months ended September 30, 2006, were primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see below.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	The Japanese fixed annuity contract hedges, net amount consists of the foreign currency transaction remeasurements associated with the Yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital gains and losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital gains for the three months ended September 30, 2006, resulted primarily from a decline in Japanese interest rates and the net realized capital losses for the nine months ended September 30, 2006, resulted primarily from rising Japanese interest rates.

•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for the three and nine months ended September 30, 2006, is primarily associated with the Japan fixed annuity cross currency swaps and resulted from the interest rate differential between U.S. and Japanese interest rates.

•	The gains for the three months ended September 30, 2006, associated with the GMWB derivatives, were primarily driven by net changes in policyholder behavior assumptions made in the third quarter of 2006. The losses for the nine months ended September 30, 2006, associated with the GMWB derivatives were primarily driven by liability model refinements and assumption updates reflecting in-force demographics.
Gross gains on sales for the three and nine months ended September 30, 2006, were primarily within fixed maturities and were concentrated in U.S. government, corporate and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of security purchase.
Gross losses on sales for the three and nine months ended September 30, 2006, were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $4 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
For the three and nine months ended September 30, 2005, net realized capital losses and gains, respectively, were primarily comprised of net gains on sales of fixed maturity securities, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements and other-than-temporary impairments.
Gross gains on sales for the three and nine months ended September 30, 2005, were primarily within fixed maturities and included corporate and foreign government securities. In addition, gross gains on sales for the nine months ended September 30, 2005, included gains from sales of CMBS. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily reinvested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening since the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates and to capture gains resulting from credit spread tightening since the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act at the end of 2005, which was subsequently extended, in modified form, through the Terrorism Risk Insurance Act of 2005, through the end of 2007. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of security purchase.
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
The following table identifies Property & Casualty’s invested assets by type as of September 30, 2006, and December 31, 2005.

Composition of Invested Assets
	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$26,460	93.2%	$25,330	94.3%
Equity securities, available-for-sale, at fair value	783	2.8%	661	2.5%
Mortgage loans, at amortized cost	291	1.0%	218	0.8%
Limited partnerships, at fair value	416	1.5%	237	0.9%
Other investments	427	1.5%	407	1.5%

Total investments	$28,377	100.0%	$26,853	100.0%

Fixed maturities increased $1.1 billion, or 4%, since December 31, 2005, primarily due to positive operating cash flows offset in part by an increase in interest rates. Equity securities and limited partnerships have increased $122, or 18%, and $179, or 76%, respectively, since December 31, 2005, primarily due to their attractive returns and diversification opportunities. The majority of the increase in Property & Casualty’s limited partnerships was driven by direct investments in hedge funds as well as hedge fund of funds investments. These hedge funds employ various investment strategies in both domestic and international markets.

Investment Results
The table below summarizes Property & Casualty’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2006	2005	2006	2005

Net Investment Income
Net investment income, before-tax	$359	$349	$1,081	$1,014
Net investment income, after-tax [1]	$265	$260	$805	$752
Yield on average invested assets, before-tax [2]	5.3%	5.6%	5.4%	5.5%
Yield on average invested assets, after-tax [1] [2]	3.9%	4.2%	4.0%	4.1%

Net Realized Capital Gains (Losses)
Gross gains on sale	$42	$34	$133	$136
Gross losses on sale	(41)	(26)	(130)	(79)
Impairments
Credit related	—	(3)	—	(8)
Other [3]	(4)	(1)	(41)	(1)

Total impairments	(4)	(4)	(41)	(9)
Periodic net coupon settlements on credit derivatives	1	—	2	—
Other, net [4]	18	(2)	28	2

Net realized capital gains (losses), before-tax	$16	$2	$(8)	$50

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program and reverse repurchase agreements.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments and other investment gains.
For the three and nine months ended September 30, 2006, before-tax net investment income increased $10, or 3%, and $67, or 7%, and after-tax net investment income increased $5, or 2%, and $53, or 7%, compared to the prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base, partially offset by lower income on certain hedge fund and partnership investments. The increase in the average invested assets base, as compared to the prior year period, was primarily due to positive operating cash flows. The lower hedge fund and partnership income was primarily driven by certain of the Company’s hedge funds and partnerships writing down the values of their underlying investments. Included in these write-downs for the three and nine months ended September 30, 2006, was a loss of $9, before-tax, related to indirect investments in a hedge fund that realized substantial losses on natural gas investments in September 2006.
For the three and nine months ended September 30, 2006, the yield on average invested assets decreased compared to the prior year period primarily as a result of lower hedge fund and partnership income.
For the three months ended September 30, 2006, the net realized capital gains were primarily due to Other, net gains slightly offset by other-than-temporary impairments. For the nine months ended September 30, 2006, net realized capital losses were realized primarily due to other-than-temporary impairments partially offset by Other, net gains. The Other, net realized capital gains for the three and nine months ended September 30, 2006, primarily relates to changes in the market value of non-qualifying derivatives due to changes in interest rates. For the three and nine months ended September 30, 2005, net realized capital gains were primarily related to fixed maturity sales which were partially offset by other-than-temporary impairments. The lower net realized capital gains on fixed maturity sales for the three and nine months ended September 30, 2006 in comparison to the prior year periods were primarily due to the increase in interest rates. For further discussion of gross gains and losses, see below. For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments section that follows.
Gross gains on sales for the three and nine months ended September 30, 2006, were primarily within fixed maturities and were concentrated in the corporate, foreign government and municipal sectors. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and nine months ended September 30, 2006, were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $2 and $4, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
Gross losses on sales for the three and nine months ended September 30, 2005, were primarily within corporate and foreign government securities. Included in the corporate gross losses for the nine months ended September 30, 2005, are losses on sales of securities related to a major automotive manufacturer of $10 that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For the three and nine months ended September 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $1 and $3, respectively, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 3%, which under the Company’s impairment policy, was deemed to be depressed only to a minor extent.
Corporate
The investment objective of Corporate is primarily to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford common stock. As of September 30, 2006, and December 31, 2005, Corporate held $376 and $298, respectively, of fixed maturity investments and $40 and $0, respectively, of equity securities.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2006	2005	2006	2005

Asset-backed securities (“ABS”)	$3	$3	$3	$5
CMBS	—	—	2	—
Corporate
Basic industry	7	3	18	6
Capital goods	—	—	7	—
Consumer cyclical	2	—	18	3
Consumer non-cyclical	2	5	9	5
Energy	—	—	5	—
Technology and communications	7	—	27	2
Utilities	—	—	16	—

Total Corporate	18	8	100	16
Other securities	—	—	—	1
Equity	—	9	5	9

Total other-than-temporary impairments	$21	$20	$110	$31

For the three and nine months ended September 30, 2006, other-than-temporary impairments were recorded on corporate fixed maturities, equity securities and ABS. The other-than-temporary impairments recorded on corporate fixed maturities and equity securities primarily related to securities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and nine months ended September 30, 2006, these securities had an average market value as a percentage of amortized cost of 85%. The ABS other-than-temporary impairment related to one aircraft lease receivable security and was recorded based upon the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”) due to a significant and continued decline in market price. However, the Company expects to recover principal and interest substantially greater than what the market price indicates.
During the three and nine months ended September 30, 2005, other-than-temporary impairments were recorded on certain corporate fixed maturities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Included in the corporate fixed maturities impairment amount for the nine months ended September 30, 2005, was $3 recorded on securities related to a major automotive manufacturer in the second quarter of 2005. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by one financial services company. These securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. Other-than-temporary impairments recorded on ABS primarily related to deterioration of the underlying collateral supporting the security. ABS impairments for the three and nine months ended September 30, 2005, included $2 recorded on aircraft lease receivables related to one major U.S. carrier. These receivables are secured by certain older aircraft that experienced a significant decline in value.
The increase in impairments during the three and nine months ended September 30, 2006, as compared to the respective prior year periods, is primarily due to an increase in interest rates from the date of security purchase as well as the decline in market value of certain issuers that may be adversely impacted by recapitalizations, pushing the Company’s interests lower in the repayment priority (e.g., leveraged buy-outs) or issuers using capital that would not benefit the company’s debt holders’ position (e.g., share repurchase programs). Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates increase during the fourth quarter of 2006 or credit spreads widen, other-than-temporary impairments for the full year of 2006 will most likely be higher than the nine months ended September 30, 2006.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section that follows.
Variable Interest Entities
In September 2006, the Company invested $3 in a newly established ABS collateralized debt obligation (“CDO”) for which HIMCO serves as collateral manager. The CDO issued approximately $1.2 billion of senior and subordinated notes to third party investors and invested the proceeds in ABS and CMBS with an average credit quality of Aa3/A1. The notes are collateralized by the underlying securities held by the CDO. The Company’s maximum exposure to loss is limited to its $3 direct investment in the CDO. Investors in the CDO have recourse only to the CDO’s assets and not to the general credit of the Company.
Pursuant to the requirements of Financial Accounting Standards Board Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”), the Company has concluded that the CDO is a variable interest entity (“VIE”). However, the Company is not the primary beneficiary and, accordingly, is not required to consolidate the VIE. The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIE.
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

The following table identifies fixed maturity securities by type on a consolidated basis as of September 30, 2006, and December 31, 2005.

Consolidated Fixed Maturities by Type
	September 30, 2006					December 31, 2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$7,627	$59	$(66)	$7,620	9.7%	$7,907	$60	$(89)	$7,878	10.3%
CMBS	14,916	253	(142)	15,027	19.1%	12,930	234	(162)	13,002	17.0%
Collateralized mortgage obligations (“CMOs”)	1,285	18	(8)	1,295	1.6%	993	3	(6)	990	1.3%
Corporate
Basic industry	2,681	78	(32)	2,727	3.5%	3,086	107	(49)	3,144	4.1%
Capital goods	2,470	105	(23)	2,552	3.2%	2,308	103	(28)	2,383	3.1%
Consumer cyclical	3,078	89	(44)	3,123	4.0%	2,910	91	(56)	2,945	3.8%
Consumer non-cyclical	3,345	91	(47)	3,389	4.3%	3,164	139	(37)	3,266	4.3%
Energy	1,657	77	(20)	1,714	2.2%	1,545	118	(12)	1,651	2.2%
Financial services	10,276	285	(94)	10,467	13.2%	9,413	350	(84)	9,679	12.7%
Technology and communications	4,139	195	(52)	4,282	5.4%	4,256	239	(58)	4,437	5.8%
Transportation	837	22	(12)	847	1.1%	850	33	(9)	874	1.1%
Utilities	4,280	183	(59)	4,404	5.6%	4,043	182	(44)	4,181	5.5%
Other	1,597	44	(23)	1,618	2.1%	1,444	33	(19)	1,458	1.9%
Government/Government agencies
Foreign	1,077	64	(8)	1,133	1.4%	1,378	96	(7)	1,467	1.9%
United States	1,345	16	(9)	1,352	1.7%	877	27	(6)	898	1.2%
MBS	2,766	6	(55)	2,717	3.5%	3,914	7	(60)	3,861	5.0%
Municipal
Taxable	1,261	27	(20)	1,268	1.6%	1,155	52	(8)	1,199	1.6%
Tax-exempt	10,577	513	(4)	11,086	14.1%	10,486	549	(16)	11,019	14.4%
Redeemable preferred stock	38	2	—	40	0.1%	44	1	—	45	0.1%
Short-term	2,044	—	—	2,044	2.6%	2,063	—	—	2,063	2.7%

Total fixed maturities	$77,296	$2,127	$(718)	$78,705	100.0%	$74,766	$2,424	$(750)	$76,440	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of September 30, 2006, in comparison to December 31, 2005, were primarily impacted by changes in interest rates, asset sales and other-than-temporary impairments. The Company’s fixed maturity gross unrealized gains decreased $297 from December 31, 2005 to September 30, 2006, primarily due to an increase in interest rates. The Company’s fixed maturity gross unrealized losses decreased $32 from December 31, 2005 to September 30, 2006, primarily due to other-than-temporary impairments offset in part by an increase in interest rates. Gross unrealized gains and losses as of September 30, 2006, were also reduced by securities sold in a gain or loss position, respectively.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
Investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of CMBS and MBS. During the nine months ended September 30, 2006, the Company increased its allocation to CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. The decrease in MBS, as of September 30, 2006, in comparison to December 31, 2005, is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled and accordingly the dollar-rolled securities are not included in the Consolidated Fixed Maturities by Type table above.
As of September 30, 2006, 24% of the fixed maturities were invested in private placement securities, including 16% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized ratings agencies.
At the September 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve maintained the target federal funds rate at 5.25%, a 100 basis point increase from year-end 2005 levels. Recent indicators suggest that economic growth is moderating from its quite strong pace earlier this year although readings on core inflation have been elevated in recent months. While the Federal Reserve continues to express concern over inflation, the chairman has indicated that inflation pressures seem likely to moderate over time, noting that energy prices have fallen and the lagged effects of monetary policy and other factors are restraining aggregate demand. The extent and timing of future rate increases or decreases will depend on forthcoming economic data related to inflation and economic growth. The risk of inflation could increase if energy and commodity prices rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
The following table identifies fixed maturities by credit quality on a consolidated basis, as of September 30, 2006, and December 31, 2005. The ratings referenced below are based on the ratings of a nationally recognized ratings organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	September 30, 2006			December 31, 2005
			Percent of			Percent of
	Amortized	Fair	Total Fair	Amortized	Fair	Total Fair
	Cost	Value	Value	Cost	Value	Value

United States Government/Government agencies	$5,799	$5,782	7.3%	$5,720	$5,686	7.4%
AAA	21,989	22,421	28.6%	19,414	19,837	26.0%
AA	10,318	10,520	13.4%	9,901	10,143	13.3%
A	17,527	18,059	22.9%	18,232	18,914	24.7%
BBB	16,462	16,700	21.2%	16,560	16,892	22.1%
BB & below	3,157	3,179	4.0%	2,876	2,905	3.8%
Short-term	2,044	2,044	2.6%	2,063	2,063	2.7%

Total fixed maturities	$77,296	$78,705	100.0%	$74,766	$76,440	100.0%

As of September 30, 2006, and December 31, 2005, 96% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above). As of September 30, 2006, and December 31, 2005, the Company held no issuer of a below investment grade (“BIG”) security with a fair value in excess of 3% and 4%, respectively, of the total fair value for BIG securities.
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of September 30, 2006, and December 31, 2005, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	September 30, 2006			December 31, 2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$5,234	$5,186	$(48)	$17,986	$17,704	$(282)
Greater than three months to six months	3,614	3,560	(54)	5,143	5,013	(130)
Greater than six months to nine months	3,701	3,645	(56)	1,061	1,036	(25)
Greater than nine months to twelve months	10,182	9,916	(266)	3,001	2,907	(94)
Greater than twelve months	8,590	8,281	(309)	5,053	4,826	(227)

Total	$31,321	$30,588	$(733)	$32,244	$31,486	$(758)

The decrease in the unrealized loss amount since December 31, 2005, is primarily the result of asset sales and other-than-temporary impairments recorded in 2006 offset in part by an increase in interest rates. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.
As a percentage of amortized cost, the average security unrealized loss at September 30, 2006, and December 31, 2005, was less than 3%. As of September 30, 2006, and December 31, 2005, fixed maturities represented $718, or 98%, and $750, or 99%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of September 30, 2006, and December 31, 2005, with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS subject to EITF No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of September 30, 2006, and December 31, 2005, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded.
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

The Company held no securities of a single issuer that were in an unrealized loss position in excess of 6% of the total unrealized loss amount as of September 30, 2006, and December 31, 2005. The largest single issuer in an unrealized loss position was a certain U.S. government agency that declined in value primarily due to rising interest rates.
The total securities classified as available-for-sale in an unrealized loss position for greater than six months by type on a consolidated basis as of September 30, 2006, and December 31, 2005, are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	September 30, 2006				December 31, 2005
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$129	$94	$(35)	5.5%	$204	$152	$(52)	15.0%
CDOs	126	122	(4)	0.6%	25	24	(1)	0.3%
Credit card receivables	187	184	(3)	0.5%	162	160	(2)	0.6%
Other ABS	890	876	(14)	2.2%	727	713	(14)	4.0%
CMBS	5,699	5,572	(127)	20.1%	1,961	1,902	(59)	17.1%
Corporate
Basic industry	993	965	(28)	4.4%	501	480	(21)	6.1%
Capital goods	734	713	(21)	3.3%	169	160	(9)	2.6%
Consumer cyclical	884	848	(36)	5.7%	459	434	(25)	7.2%
Consumer non-cyclical	1,439	1,393	(46)	7.4%	418	401	(17)	4.9%
Energy	501	485	(16)	2.5%	191	184	(7)	2.0%
Financial services	2,977	2,899	(78)	12.4%	1,847	1,796	(51)	14.7%
Technology and communications	1,330	1,284	(46)	7.3%	481	458	(23)	6.7%
Transportation	329	318	(11)	1.7%	40	39	(1)	0.3%
Utilities	1,546	1,495	(51)	8.1%	246	235	(11)	3.2%
Other	625	605	(20)	3.2%	193	182	(11)	3.2%
MBS	2,084	2,031	(53)	8.4%	924	896	(28)	8.1%
Municipal
Taxable	345	330	(15)	2.4%	14	13	(1)	0.3%
Tax-exempt	473	469	(4)	0.6%	13	13	—	—
Other securities	1,182	1,159	(23)	3.7%	540	527	(13)	3.7%

Total	$22,473	$21,842	$(631)	100.0%	$9,115	$8,769	$(346)	100.0%

The increase in total unrealized losses greater than six months since December 31, 2005, was primarily driven by an increase in interest rates offset in part by asset sales and other-than-temporary impairments. With the exception of certain ABS security types, the majority of the securities in an unrealized loss position for six months or more as of September 30, 2006, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services sector. Also, ABS supported by aircraft lease receivables, although improving, continues to be a sector within the Company’s portfolios that contains the most significant concentration of credit risk. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of September 30, 2006, the Company held approximately 700 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of September 30, 2006, the Company held approximately 250 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
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

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of September 30, 2006, and December 31, 2005. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of September 30, 2006, and December 31, 2005, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2005 Form 10-K Annual Report.
The following table presents the Company’s unrealized loss aging for BIG and equity securities classified as available-for-sale on a consolidated basis, as of September 30, 2006, and December 31, 2005.

Consolidated Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	September 30, 2006			December 31, 2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$443	$432	$(11)	$686	$657	$(29)
Greater than three months to six months	361	344	(17)	252	242	(10)
Greater than six months to nine months	163	158	(5)	170	165	(5)
Greater than nine months to twelve months	264	254	(10)	89	85	(4)
Greater than twelve months	477	429	(48)	353	309	(44)

Total	$1,708	$1,617	$(91)	$1,550	$1,458	$(92)

The slight decrease in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2005, to September 30, 2006, was primarily the result of asset sales and other-than-temporary impairments primarily offset by an increase in interest rates. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.
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
In addition, prolonged declines in one or more equity markets may also decrease the Company’s expectations of future gross profits in one or more product lines, which are utilized to determine the amount of DAC to be amortized in reporting product profitability in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, which could potentially cause a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
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
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS No. 133 (such as GMWBs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMIBs and GMDBs) may also change in value; however, absent an unlocking event, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different if it was recorded under SFAS No. 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB. Many benefit guarantees meet the definition of an embedded derivative, under SFAS No. 133 (GMWB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS No. 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment (GMIB), such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $166, as of September 30, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death, (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2006 is $5.6 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $1 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $73 as of September 30, 2006. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of account value at death or a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings or liquidity withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.
Effective April 1, 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with an in-force block of variable annuity products offered in Japan with an account value of $2.5 billion as of September 30, 2006.
The Company’s net amount at risk related to the guaranteed death and income benefits offered in Japan, before and after reinsurance, was $113 and $53, respectively, as of September 30, 2006. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.

The majority of the Company’s recent U.S. variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all of the Company’s reinsurance capacity was utilized as of the third quarter of 2003. The remaining capacity was exhausted during the first quarter of 2004. Substantially all U.S. GMWB riders sold since July 2003, are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and swaps Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The net effect of the change in value of the embedded derivative net of the results of the hedging program for the three and nine months ended September 30, 2006 was a $9 gain and a $26 loss, before deferred policy acquisition costs and tax effects (included in these amounts were liability model refinements and changes in policyholder behavior assumptions made by the Company during the three months and nine months ended September 30, 2006, of a net $14 and ($4), respectively). For the three and nine months ended September 30, 2005, the gain (loss) was $(1) and $7, respectively, before deferred policy acquisition costs and tax effects. As of September 30, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $51.1 billion and $331, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of September 30, 2006 and December 31, 2005, the notional value related to this strategy was $1.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $3 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income.
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
The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock and equity units from time to time, in an aggregate amount not to exceed $1 billion. On October 19, 2006, the Company announced that it intends to repurchase up to $300 of its common stock over the next two to six months, under such share repurchase program.
HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses.
Dividends to HFSG and HLI from their insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. The Company’s insurance subsidiaries are permitted to pay up to a maximum of approximately $1.9 billion in dividends to HFSG and HLI in 2006 without prior approval from the applicable insurance commissioner. Through October 20, 2006, HFSG and HLI received a combined total of $600 from their insurance subsidiaries.

The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and does not anticipate selling intermediate- and long-term fixed maturity investments to meet liquidity needs. For a discussion of the Company’s investment objectives and strategies, see the “Investments” and “Capital Markets Risk Management” sections above.
Sources of Capital
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of October 20, 2006, the Company had $1.4 billion remaining on its shelf.
On May 15, 2001, HLI filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of October 20, 2006, HLI had $1.0 billion remaining on its shelf.
Commercial Paper and Revolving Credit Facilities
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	September 30,	December 31,	September 30,	December 31,
Description	Date	Date	2006	2005	2006	2005	Change

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$495	$471	5%
HLI	2/7/97	N/A	250	250	—	—	—

Total commercial paper			2,250	2,250	495	471	5%
Revolving Credit Facility							—
5-year revolving credit facility	9/7/05	9/7/10	1,600	1,600	—	—	—

Total revolving credit facility			1,600	1,600	—	—	—

Total Outstanding Commercial Paper and Revolving Credit Facility			$3,850	$3,850	$495	$471	5%

The revolving credit facility provides for up to $1.6 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $250 is available to support borrowing by HLI alone, and up to $100 is available to support letters of credit issued on behalf of The Hartford, HLI or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of September 30, 2006 and December 31, 2005, the Company was in compliance with all such covenants.
As of September 30, 2006, the Company’s Japanese operation has a ¥5 billion, approximately $42, line of credit with a Japanese bank with no outstanding borrowings under this facility.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2005 Annual Report on Form 10-K.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. In 2006, the Company, at its discretion, contributed $200 to the Plan. For 2006, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans is expected to be immaterial.

Capitalization
The capital structure of The Hartford as of September 30, 2006 and December 31, 2005 consisted of debt and equity, summarized as follows

	September 30,	December 31,
	2006	2005	Change

Short-term debt (includes current maturities of long-term debt)	$995	$719	38%
Long-term debt	3,081	4,048	(24%)

Total debt [1]	$4,076	$4,767	(14%)

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	$17,669	$15,235	16%
AOCI	64	90	(29%)

Total stockholders’ equity	$17,733	$15,325	16%

Total capitalization including AOCI	$21,809	$20,092	9%

Debt to equity	23%	31%
Debt to capitalization	19%	24%

[1]	Includes junior subordinated debentures of $488 and $691 and debt associated with equity units of $330 and $1,020 as of September 30, 2006 and December 31, 2005, respectively.
The Hartford’s total capitalization as of September 30, 2006 increased by $1.7 billion as compared with December 31, 2005. This increase was primarily due to net income of $2.0 billion offset by stockholder dividends of $369.
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
During the nine months ended September 30, 2006, the Company issued $715 of commercial paper to finance the retirement of $265 of senior notes connected with the 7% equity units, the repayment of $250 of senior notes described above, and the redemption of $200 junior subordinated debentures described below. The Company used the proceeds from the settlement of the forward purchase contracts associated with the 7% equity units in August 2006 and cash on hand to pay down $690 of commercial paper.
On July 14, 2006, The Hartford retired its $200 7.625% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Life Capital II at par.
In August 2006, $330 of senior notes originally issued in September 2002 in connection with the Company’s 6% equity units were remarketed on behalf of the holders of the equity units and the interest rate on the senior notes was reset to 5.663%. See Note 10 of Notes to Condensed Consolidated Financial Statements.
On October 3, 2006, the Company issued $400 of 5.25% senior notes due October 15, 2011, $300 of 5.50% senior notes due October 15, 2016, and $300 of 5.95% senior notes due October 15, 2036, and received total net proceeds of approximately $990. The issuance was pursuant to the Company’s existing shelf registration statement (Registration Statement No. 333-108067). The Hartford intends to use the net proceeds for the redemption of $500 aggregate principal amount of its 7.45% junior subordinated debentures due 2050 underlying the trust preferred securities issued by Hartford Capital III; the pre-funding of $200 in payments due at the maturity of HLI’s 7.10% Notes, due June 15, 2007, of which $200 are outstanding; the pay down of approximately $200 of commercial paper; and other general corporate purposes. In October 2006, the Company used a portion of the proceeds from the debt offering to pay down approximately $198 of commercial paper.
On October 10, 2006, the Company successfully completed offers to exchange existing senior unsecured notes comprising the $250 of 7.65% notes due 2027 and the $400 of 7.375% notes due 2031 issued by HLI (‘‘HLI notes’’) for up to $650 in new senior unsecured notes of the Company and a cash payment, in order to consolidate debt at the holding company. The new notes have an extended maturity and bear a market interest rate and, together with the cash payment, have a present value not significantly different than the existing notes using the existing notes’ effective interest rates. On October 10, 2006, the Company issued approximately $409 of 6.1% senior notes due October 1, 2041 and paid cash totaling $85 in exchange for $101 of the 7.65% notes due 2027 and $308 of the 7.375% notes due 2031. Cash paid to holders of HLI notes in connection with the exchange offers will be reflected on our balance sheet as a reduction of long-term debt. The Company financed the cash payment through available cash.
On October 17, 2006, The Hartford provided irrevocable notice that it will retire its $500 of 7.45% junior subordinated debentures due 2050 underlying the trust preferred securities issued by Hartford Capital III. The Company will redeem the debentures at par plus accrued and unpaid interest on November 17, 2006 and recognize a loss on extinguishment of $17, after-tax, for the write-off of the unamortized issue costs and discount. As described above, the Company intends to use proceeds from the October 3, 2006 debt issuance to fund the retirement.

Consumer Notes
Institutional Solutions Group began issuing Consumer Notes through its Retail Investor Notes Program in September 2006. A Consumer Note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. In addition, discount notes, amortizing notes and indexed notes may also be offered and issued. Consumer Notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer Notes are offered weekly with maturities up to 30 years and varying interest rates and may include a call provision. Certain Consumer Notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits equal to the greater of $1 or 1% of the aggregate principal amount of the notes and $250 thousand per individual, respectively. Derivative instruments will be utilized to hedge the Company’s exposure to interest rate risk in accordance with Company policy.
As of September 30, 2006, $41 of Consumer Notes had been issued. These notes have interest rates ranging from 5% to 6% for fixed notes and consumer price index plus 2.05% to 2.20% for variable notes. The aggregate maturities of Consumer Notes are as follows: 2009 $3 and $38 for 2011 and thereafter. The Consumer Notes are reported in other liabilities. For the three and nine months ended September 30, 2006 interest credited to holders of Consumer Notes was immaterial and is included in benefits, claims and claim adjustment expenses.
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2005 Form 10-K Annual Report.
Stockholders’ Equity
On August 16, 2006, the Company issued 12,128,503 shares of common stock in connection with the settlement of purchase contracts originally issued in May 2003 as components of our 7% Equity Units. The Company received proceeds of approximately $690 from the issuance of common stock in settlement of the purchase contracts.
Dividends — On October 19, 2006, The Hartford’s Board of Directors declared a quarterly dividend of $0.50 per share payable on January 2, 2007 to shareholders of record as of December 1, 2006.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2005 Form 10-K Annual Report.

Cash Flow	Nine Months Ended September 30,
	2006	2005

Net cash provided by operating activities	$3,786	$2,947
Net cash used for investing activities	$(4,830)	$(3,675)
Net cash provided by financing activities	$1,107	$1,075
Cash – end of period	$1,355	$1,481

The increase in cash from operating activities was primarily the result of increases in earned premiums and fee income and a decrease in taxes paid in 2006 compared to the prior year period. Net cash from operating and financing activities accounted for the majority of cash used for investing activities.
Operating cash flows for the nine months ended September 30, 2006 and 2005 have been adequate to meet liquidity requirements.
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
On May 9, 2006, Standard & Poor’s raised its long-term and short-term counterparty credit ratings on The Hartford Financial Services Group, Inc. and Hartford Life Inc. to A/A-1 from A-/A-2. In addition, Standard & Poor’s affirmed its ‘AA-’ counterparty credit and financial strength ratings on the insurance operating companies. The outlook is stable.

On September 27, 2006, Moody’s Investors Service upgraded the senior debt ratings of The Hartford Financial Services Group, Inc. and Hartford Life, Inc. from “A3” to “A2” and the commercial paper ratings from “P-2” to “P-1”. In addition, Moody’s Investor Services affirmed its “Aa3” insurance financial strength ratings on the insurance operating companies. The outlook is stable.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of October 24, 2006.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—
Other Ratings:

The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A	A2
Commercial paper	AMB-2	F1	A-1	P-1
Hartford Capital III trust originated preferred securities	bbb	A-	BBB+	A3
Hartford Life, Inc.:
Senior debt	a-	A	A	A2
Commercial paper	AMB-1	F1	A-1	P-1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	September 30, 2006	December 31, 2005

Life Operations	$4,619	$4,364
Japan Life Operations	1,330	1,017
Property & Casualty Operations	7,759	6,980

Total	$13,708	$12,361

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
Federal Terrorism Risk Insurance
The Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Act of 2002 (TRIA). On December 22, 2005, the President signed the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extending TRIA through the end of 2007.
Among other items, TRIEA required that the President’s Working Group on Financial Markets (PWG) perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG’s report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long term development of the terrorism risk market difficult, and that there is likely little potential for future market development for nuclear, biological, chemical and radiological (NBCR) coverage. A September study by the U.S. Government Accountability Office on insuring NBCR terrorism risk similarly concluded that any market-driven expansion of coverage is highly unlikely in the foreseeable future.
For a full discussion of terrorism reinsurance legislation and how it affects The Hartford, please see the “Capital Resources and Liquidity – Terrorism Risk Insurance Act of 2002” section of the MD&A in The Hartford’s 2005 Annual Report on Form 10-K.
Legislative Initiatives
On May 26, 2005, the Senate Judiciary Committee approved legislation that provides for the creation of a Federal asbestos trust fund in place of the current tort system for determining asbestos liabilities. On February 6, 2006, the Senate began consideration of S. 852, “The Fairness in Asbestos Injury Resolution Act of 2005”. However, the proponents were unable to secure the sixty votes necessary to overcome a procedural budget objection, and the prospects for enactment this year are unlikely. Depending on the provisions of any legislation which is ultimately enacted, the legislation may have a material adverse effect on the Company.
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
On August 17, 2006, the President signed into law the Pension Protection Act of 2006, which, among other items, addressed age discrimination in defined benefit pension plans and revised pension plan funding requirements. The Act is not expected to materially affect the Company’s retirement plans.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2006.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against the Company and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that the Company and the four named individual defendants, as control persons of the Company, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and, on July 13, 2006, the district court granted the motion. The plaintiffs have noticed an appeal of the dismissal.
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
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. The plaintiffs’ motions for class certification are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On February 15, 2006, the Company filed a new petition for rehearing and rehearing en banc, and on April 20, 2006, the Court of Appeals denied the petition. On July 19, 2006, the Company filed a petition for a writ of certiorari in the United States Supreme Court. On September 26, 2006, the Supreme Court granted petitions filed by insurers in two of the related cases, but it has not yet acted on the Company’s petition.
On July 25, 2006, the parties entered into a memorandum of understanding setting forth the essential terms of a class settlement in this action, and, on September 8, 2006, the parties executed and filed with the district court a Stipulation of Settlement. On September 11, 2006, the district court preliminarily approved the settlement and scheduled a hearing for final approval of the settlement for February 26, 2007. The settlement is subject to certain contingencies, including final approval by the district court. If the settlement is completed, management expects that the Company’s ultimate obligations under the settlement agreement, after consideration of provisions made for this matter, will not have a material adverse effect on the Company’s consolidated results of operations or cash flows in any particular quarterly or annual period.
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
In April 2005, the Superior Court phased the proceedings, providing for a trial of the MacArthur billing first, in April 2006, with other billings to follow in subsequent trial settings. In September 2005, the London Market reinsurer defendants moved for summary judgment on the MacArthur-related claims. After briefing and oral argument, the Superior Court issued a decision on December 13, 2005, granting the defendants’ motion. The Company noticed an appeal to the Connecticut Appellate Court; the appeal has since been transferred to the Connecticut Supreme Court. The Company intends to prosecute its appeal vigorously.
On June 15, 2006, the Company announced an agreement with Equitas and all Lloyd’s syndicates reinsured by Equitas (collectively, “Equitas”) that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, including the Company’s reinsurance recoveries from Equitas under the BCT. Those recoveries consist predominantly of asbestos and pollution losses, including the billing for the MacArthur settlement. The pending litigation and appeal continue with other upper-layer reinsurers under the BCT.
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect from the nonsettling reinsurers not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has considered the risk of non-collection of these recoveries in its allowance for all uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment. After consideration of this allowance, management expects that a negative outcome in the BCT litigation would not have a material adverse effect on the Company’s consolidated results of operations or cash flows in any particular quarterly or annual period.
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
Item 1A . RISK FACTORS
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
We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of our insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
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
Potential changes in Federal or State tax laws could adversely affect our business, consolidated operating results or financial condition.
Many of the products that the Company sells currently benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies which benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sell annuity contracts which allow the policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax benefits, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.
There is risk that federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or several types of fundamental tax reform. The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or materially higher corporate taxes that would be incurred by the Company.

Item 2 . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2006:

				Total Number of Shares	Maximum Number of Shares
		Total Number		Purchased as Part of	that May Yet Be Purchased
		of Shares	Average Price	Publicly Announced Plans or	Under
Period		Purchased	Paid Per Share	Programs	the Plans or Programs

July 2006	[1]	2,126	$82.59	N/A	N/A
August 2006	[1]	975	$84.06	N/A	N/A
September 2006	[1]	—	$—	N/A	N/A

Total		3,101	$83.05	N/A	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
On October 19, 2006, the Company announced that it intends to repurchase up to $300 of its common stock over the next two to six months, under the Company’s existing $1 billion share repurchase program, authorized by the Company’s Board of Directors in September 2004. Shares to be purchased under this program are not included in the table above.
Item 6. EXHIBITS
See Exhibit Index on page 107 .

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)

/s/ Robert J. Price

Robert J. Price Senior Vice President and Controller
October 26, 2006

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
1.01	Form of Dealer Manager Agreement, dated as of September _, 2006, by and among The Hartford Financial Services Group, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 1.01 of the Company’s Registration Statement on Form S-4/A filed September 1, 2006).

1.02	Underwriting Agreement General Terms and Conditions, dated as of September 28, 2006, among The Hartford Financial Services Group, Inc. and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wachovia Capital Markets, LLC, as Representatives of the Underwriters (incorporated herein by reference to Exhibit 1.01 of the Company’s Current Report on Form 8-K filed October 3, 2006).

1.03	Pricing Agreement, dated as of September 28, 2006, among The Hartford Financial Services Group, Inc. and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as Representatives of the Underwriters (incorporated herein by reference to Exhibit 1.02 of the Company’s Current Report on Form 8-K filed October 3, 2006).

4.01	5.25% Senior Note due October 15, 2011 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed October 3, 2006).

4.02	5.50% Senior Note due October 15, 2016 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed October 3, 2006).

4.03	5.95% Senior Note due October 15, 2036 (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed October 3, 2006).

10.01	Initial Remarketing Agreement, dated as of August 10, 2006, by and among The Hartford Financial Services Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed August 11, 2006).

10.02	Employment Agreement, amended and restated as of September 7, 2006, between the Company and Ramani Ayer (incorporated herein by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed September 12, 2006).

10.03	Employment Agreement, amended and restated as of September 7, 2006, between the Company and David K. Zwiener (incorporated herein by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K filed September 12, 2006).

10.04	Employment Agreement, amended and restated as of September 7, 2006, between the Company and Thomas M. Marra (incorporated herein by reference to Exhibit 10.03 of the Company’s Current Report on Form 8-K filed September 12, 2006).

EXHIBITS INDEX (continued)

10.05	Employment Agreement, amended and restated as of September 7, 2006, between the Company and David M. Johnson (incorporated herein by reference to Exhibit 10.04 of the Company’s Current Report on Form 8-K filed September 12, 2006).

10.06	Employment Agreement, amended and restated as of September 7, 2006, between the Company and Neal S. Wolin (incorporated herein by reference to Exhibit 10.05 of the Company’s Current Report on Form 8-K filed September 12, 2006).

10.07	Form of Key Executive Employment Protection Agreement between the Company and certain executive officers of the Company, as amended (incorporated herein by reference to Exhibit 10.06 of the Company’s Current Report on Form 8-K filed September 12, 2006).

10.08	The Hartford Senior Executive Severance Pay Plan, as amended (incorporated herein by reference to Exhibit 10.07 of the Company’s Current Report on Form 8-K filed September 12, 2006).

10.09	First Amendment, dated September 7, 2006, among the Company, Hartford Life, Inc., the lenders named therein, and BANK OF AMERICA, N.A., as administrative agent for the lenders, to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 7, 2005, among the Company, Hartford Life, Inc. and a syndicate of financial institutions, including Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Wachovia Bank, N.A., as Documentation Agent (incorporated herein by reference to Exhibit 10.08 of the Company’s Current Report on Form 8-K filed September 12, 2006).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.