Form 10-K
period 2006-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2007-02-23
CIK 874766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
One Hartford Plaza, Hartford, Connecticut 06155
(Address of principal executive offices)
(860) 547-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: the following, all of which are listed on the New York Stock Exchange, Inc.

Common Stock, par value $0.01 per share
6.1% Notes due October 1, 2041
Securities registered pursuant to Section 12(g) of the Act:

4.7% Notes due September 1, 2007	4.625% Notes due July 15, 2013
5.55% Notes due August 16, 2008	4.75% Notes due March 1, 2014
6.375% Notes due November 1, 2008	7.3% Debentures due November 1, 2015
5.663% Notes due November 16, 2008	5.50% Notes due October 15, 2016
7.9% Notes due June 15, 2010	5.95% Notes due October 15, 2036
5.25% Notes due October 15, 2011
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $25,666,539,000, based on the closing price of $84.60 per share of the Common Stock on the New York Stock Exchange on June 30, 2006.
As of February 16, 2007, there were outstanding 320,217,940 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

The Hartford Financial Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford” or the “Company”) is a diversified insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. The Hartford writes insurance in the United States and internationally. At December 31, 2006, total assets and total stockholders’ equity of The Hartford were $326.7 billion and $18.9 billion, respectively.
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
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (“The Hartford mutual funds”) families of 52 mutual funds and 1 closed end fund. Investors can purchase “shares” in The Hartford mutual funds, all of which are registered with the Securities and Exchange Commission in accordance with the Investment Company Act of 1940. The Hartford mutual funds are owned by the shareholders of those funds and not by the Company.
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
Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code. Retirement also offers mutual funds to individual investors.
Institutional primarily offers institutional liability products, including stable value products and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals. Within stable value, Institutional has an investor note program that offers both institutional and retail investor notes. Institutional and Retail notes are sold as funding agreement backed notes through trusts and may also be issued directly from the company to investors. Institutional also offers mutual funds to institutional investors. Furthermore, Institutional offers additional individual products including structured settlements, consumer notes and single premium immediate annuities and longevity assurance.
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

International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) other than the net periodic coupon settlements on credit derivatives and the net periodic coupon settlements on the cross currency swaps used to economically hedge currency and interest rate risk generated from sales of the Company’s yen based fixed annuity, which are allocated to the reportable segments; the mark-to-market adjustment for the equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations; and intersegment eliminations.
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
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation and to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options.
The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity, surety, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, a subsidiary of the Company.
The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.
The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Likewise, within Property & Casualty, net income is the measure of profit or loss used in evaluating the performance of Total Property & Casualty, Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, other revenues, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).
Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, a leading financial services and insurance organization. Hartford Life provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, mutual funds, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 5.0 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 754,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals, and (iv) fixed and variable annuity products through its international operations for the savings and retirement needs of approximately 450,000 customers. Life is one of the largest sellers of individual variable annuities, variable universal life insurance and, group life and disability insurance in the United States. Life’s strong position in each of its core businesses provides an opportunity to increase the sale of Life’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning.
Hartford Life is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2006. In the past year, Life’s total assets under management, which include $43.7 billion of third party assets invested in Life’s mutual funds and 529 College Savings Plans, increased 18% to $327.5 billion at December 31, 2006 from $276.5 billion at December 31, 2005.

Life generated revenues of $14.1 billion, $15.0 billion and $11.4 billion in 2006, 2005 and 2004, respectively. Additionally, Life generated net income of $1.4 billion, $1.2 billion and $1.4 billion in 2006, 2005 and 2004, respectively.
Customer Service, Technology and Economies of Scale
Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow Life to competitively price its products for its distribution network and policyholders. In addition, Life utilizes technology to enhance communications within Life and throughout its distribution network in order to improve Life’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Hartford Life was awarded the 2006 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the eleventh consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in 2006 Life earned it’s fourth DALBAR Award for Mutual Fund service, as well as, Retirement Plan Service which recognizes Hartford Life as the No. 1 service provider of mutual funds and retirement plans in the industry. Continuing the trend of service excellence, Life’s Individual Life segment won its sixth consecutive DALBAR award for service of life insurance customers. Additionally, Life’s Individual Life segment also won its fifth DALBAR Financial Intermediary Service Award in 2006.
Risk Management
Life’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience, foreign currency risk and, risks associated with certain product features, specifically the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. As of December 31, 2006, Life had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. Life effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. Life also enforces disciplined claims management to protect itself against greater than expected morbidity experience. Life uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. Life also uses reinsurance and derivative instruments to attempt to minimize equity risk volatility on GMWB and, to some degree, foreign currency risk associated with the GMIB liability.
Retail
The Retail segment focuses, through the sale of individual variable and fixed annuities, mutual funds and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s assets under management grew to $164.9 billion at December 31, 2006 from $145.9 billion at December 31, 2005 and from $137.1 billion at December 31, 2004. Retail generated revenues of $3.5 billion, $3.2 billion and $3.0 billion in 2006, 2005 and 2004, respectively, of which individual annuities accounted for $2.8 billion, $2.7 billion and $2.6 billion for 2006, 2005 and 2004, respectively. Net income in Retail was $628, $622 and $503 in 2006, 2005 and 2004, respectively.
Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life is a market leader in the annuity industry with deposits of $13.1 billion, $11.5 billion and $15.7 billion in 2006, 2005 and 2004, respectively. Life was among the largest sellers of individual retail variable annuities in the United States with deposits of $12.1 billion, $11.2 billion and $15.0 billion in 2006, 2005 and 2004, respectively. In addition, Life continues to be the largest seller of individual retail variable annuities through banks in the United States.
Life’s total account value related to individual annuity products was $124.3 billion as of December 31, 2006. Of this total account value, $114.4 billion, or 92%, related to individual variable annuity products and $9.9 billion, or 8%, related primarily to fixed MVA annuity products. As of December 31, 2005, Life’s total account value related to individual annuity products was $115.5 billion. Of this total account value, $105.3 billion, or 91%, related to individual variable annuity products and $10.2 billion, or 9%, related primarily to fixed MVA annuity products. As of December 31, 2004, Life’s total account value related to individual annuity products was $111.0 billion. Of this total account value, $99.6 billion, or 90%, related to individual variable annuity products and $11.4 billion, or 10%, related primarily to fixed MVA annuity products.
Life continues to emerge as a significant participant in the mutual fund business. Retail mutual fund assets were $38.5 billion, $29.1 billion and $25.2 billion as of December 31, 2006, 2005 and 2004, respectively. Retail mutual fund sales were $11.1 billion, $5.8 billion and $5.9 billion in 2006, 2005, and 2004, respectively.

Principal Products
Individual Variable Annuities — Life earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death benefits and principal guarantees, and maintaining policyholder accounts. Life uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in Life’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of Life. Life offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from Life’s general account into one or more separate accounts. Principal guarantees include guaranteed minimum death and withdrawal benefits.
The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. Hartford Life pays the greater of (1) account value at death, (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features for contracts issued beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.
Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of Life’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $114.4 billion as of December 31, 2006, have grown from $105.3 billion as of December 31, 2005, primarily due to equity market appreciation. Approximately 95% and 94% of the individual variable annuity account values were held in separate accounts as of December 31, 2006 and 2005, respectively.
The assets underlying Life’s variable annuities are managed both internally and by independent money managers, while Life provides all policy administration services. Life utilizes a select group of money managers all of which are among the nation’s most successful investment managers. Furthermore, each money manager is compensated on sales of Life’s products and enhance the marketability of Life’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of American Funds, Franklin Templeton Group, AIM Investments and MFS Investment Management, is an industry leader in terms of retail sales. In 2005, the Director M variable annuity was introduced to combine the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of Wellington Management Company, LLP (“Wellington”) and Hartford Investment Management Company (“HIMCO”), the two money managers for the former Director product, as well as an additional six premier investment firms: AllianceBernstein, Fidelity Investments, Lord Abbett, Oppenheimer Funds, Putnam and Van Kampen.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting Life from losses due to higher interest rates at the time of surrender. The amount of the lump sum or monthly income payment will not fluctuate due to adverse changes in other components of Life’s investment return, mortality experience or expenses. Life’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $9.9 billion, $10.2 billion and $11.4 billion as of December 31, 2006, 2005 and 2004, respectively.
Mutual Funds — Life launched a family of retail mutual funds for which Life provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 52 mutual funds and 1 closed end fund, including the addition of 4 new funds in 2006, The Hartford Balanced Income Fund, The Hartford Large Cap Growth Fund, The Hartford Mid Cap Growth Fund and the Hartford Select Small Cap Value Fund. Life’s funds are managed by Wellington and HIMCO. Life has entered into agreements with over 1,200 financial services firms to distribute these mutual funds.

Life charges fees to the shareholders of the mutual funds, which are recorded as revenue by Life. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by Life. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in The Hartford’s consolidated financial statements. Total retail mutual fund assets under management were $38.5 billion, $29.1 billion, and $25.2 billion as of December 31, 2006, 2005 and 2004, respectively.
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
Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2006, Life was selling products through the 25 largest retail banks in the United States. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC and its affiliate, PLANCO, LLC (collectively “PLANCO”) which are wholly owned subsidiaries of Hartford Life and Accident Insurance Company (“HLA”). PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes Life’s fixed and variable annuities, mutual funds, 529 plans and offshore products by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Life and gives Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.
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
Retirement Plans
Life is among the top providers of retirement products and services. Products and services offered by Retirement include asset management and plan administration sold to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). Life also provides retirement products and services, including asset management and plan administration sold to small- and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).
Life’s total account values related to retirement plans were $23.6 billion, $19.3 billion and $16.5 billion as of December 31, 2006, 2005 and 2004, respectively. Governmental account values were $11.5 billion, $10.5 billion and $10.0 billion as of December 31, 2006, 2005 and 2004, respectively. 401(k) products account values were $12.0 billion, $8.8 billion and $6.5 billion as of December 31, 2006, 2005 and 2004, respectively. Retirement Plans generated revenues of $538, $470 and $434 in 2006, 2005 and 2004, respectively, and net income of $109, $75 and $66 in 2006, 2005 and 2004, respectively.
Principal Products
Governmental — Life sells retirement plan products and services to municipalities under Section 457 plans. Life offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, Life manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by Life. As of December 31, 2006, Life administered over 3,600 plans under Sections 457 and 403(b).
401(k) — Life sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. Life believes these markets are under-penetrated in comparison to the large case market. The number of 401(k) plans administered as of December 31, 2006 was over 12,700. Total assets under management were $13.2 billion, $9.8 billion and $7.3 billion as of December 31, 2006, 2005 and 2004, respectively.
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
For the Section 457 and 403(b) as well as the 401(k) markets, which offer mutual funds wrapped in a variable annuity or mutual fund retirement program (government markets), the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies.
Institutional
Life provides structured settlement contracts, institutional annuities, longevity assurance, institutional mutual funds and stable value investment products such as funding agreements, funding agreement backed notes, consumer notes, and guaranteed investment contracts (“GICs”) through the Institutional Investment Products (“IIP”) business unit. Additionally, Life is a leader in the variable PPLI market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with Life or a trust sponsored by Life named as the beneficiary under the policy.
In 2005, Life introduced two new products for the high net worth markets. One is a specialized life insurance contract for ultra-wealthy, high net worth investors. The other is a hedge fund designed to leverage the strengths of The Hartford’s award-winning customer service and distribution capability.
In 2006, Life introduced one new product for the retail market, longevity assurance. Longevity assurance is designed to provide policyholders with the security that they will not outlive their assets in the form of a deferred fixed annuity with life contingencies. Life also changed the legal structure of its retail note platform by directly issuing retail registered notes (“consumer notes”) to investors. In addition to consumer note offerings, Life issues funding agreements to trusts, which, in turn, issues notes to retail and institutional investors.
Life’s total account values related to institutional investment products were $22.2 billion, $17.9 billion and $14.6 billion as of December 31, 2006, 2005 and 2004, respectively. Variable PPLI products account values were $26.1 billion, $23.8 billion and $22.5 billion as of December 31, 2006, 2005 and 2004, respectively. Institutional generated revenues of $1.7 billion, $1.4 billion and $1.3 billion in 2006, 2005 and 2004, respectively and net income of $99, $88 and $68 in 2006, 2005 and 2004, respectively.
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
Stable Value Products — GICs are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with The Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that perform a similar function for non-qualified assets. The Company issues fixed and variable rate funding agreements to Hartford Life Global Funding trusts, that, in turn, issue registered notes to institutional and retail investors. During 2006, the Company began issuing consumer notes directly to retail investors.
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
Longevity assurance — Longevity assurance is a fixed deferred-payout annuity that provides life contingent benefits to individuals with the purpose of providing individuals with protection from the risk of outliving retirement income.
Single Premium Immediate Annuities – Single premium immediate annuities (“SPIA”) are individual contracts that provide a fixed immediate payout annuity. Contracts pay either life contingent or period certain benefits, at the discretion of the contract holder.
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
In the institutional mutual fund market, the Institutional segment typically sells its products through investment consulting firms employed by retirement plan sponsors. Institutional’s products are also sold through 401(k) record keeping firms that offer a “platform” of mutual funds to their plan sponsor clients. A third sales channel is direct sales to qualified plan sponsors, using registered representatives employed by Hartford Equity Sales Company, Inc., a subsidiary.
In the stable value marketplace, the Institutional segment sells GICs, funding agreements, and funding agreement backed notes to retirement plan sponsors or other large institutions either through investment management firms or directly, using Hartford employees.
In the institutional annuities market, Life sells its group annuity products to retirement plan sponsors through three different channels: (1) a small number of specialty brokers; (2) large benefits consulting firms; and (3) directly, using Hartford employees.
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
The Institutional segment also distributes consumer notes through a purchasing agent and its corresponding selling group of broker-dealers and securities firms.
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
For institutional product lines offering fixed annuity products (e.g., institutional annuities, structured settlements, SPIAs, longevity assurance and stable value), financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be other large, long-established insurance companies.
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
Individual Life
The Individual Life segment provides life insurance strategies to a wide array of business intermediaries and partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business life insurance clients. As of December 31, 2006, life insurance in force increased 9% to $164.2 billion, from $150.8 billion and $139.9 billion as of December 31, 2005 and 2004, respectively. Account values increased 11% to $11.4 billion as of December 31, 2006 from $10.3 billion and $9.5 billion as of December 31, 2005 and 2004, respectively. Revenues were $1.2 billion, $1.1 billion and $1.1 billion in 2006, 2005 and 2004, respectively. Net income in Individual Life was $170, $166 and $155 in 2006, 2005 and 2004, respectively.
Principal Products
Life holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey as of September 30, 2006. Sales in the Individual Life segment were $284, $250 and $233 in 2006, 2005 and 2004, respectively.
Variable Universal Life — Variable universal life provides life insurance with an investment return linked to underlying investments as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $6.6 billion, $5.9 billion and $5.4 billion as of December 31, 2006, 2005 and 2004, respectively.
Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates and on the returns of the underlying investment portfolios. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2006 and 2005, guaranteed no-lapse universal life represented approximately 6% and 4% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies.
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
Competition
Individual Life competes with approximately 1,100 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.
Group Benefits
The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health, and medical stop loss. Life ranks number two in fully-insured group disability premium and number four in fully-insured life premium of U.S. group carriers (according to LIMRA data as of June 30, 2006). The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one-, two- or three-year rate guarantees depending upon the product. In the disability market, the Company focuses on its risk management expertise and on efficiencies and economies of scale to derive a competitive advantage. Group Benefits generated fully insured ongoing premiums of $4.1 billion, $3.7 billion and $3.6 billion in 2006, 2005 and 2004, respectively, of which group disability insurance accounted for $1.8 billion, $1.7 billion and $1.6 billion in 2006, 2005 and 2004, respectively, and group life insurance accounted for $1.8 billion, $1.6 billion and $1.7 billion for the year ended December 31, 2006, 2005 and 2004, respectively. The Company held group disability reserves of $4.5 billion, $4.4 billion and $4.2 billion and group life reserves of $1.3 billion, $1.3 billion and $1.2 billion, as of December 31, 2006, 2005 and 2004, respectively. Net income in Group Benefits was $303, $272 and $229 in 2006, 2005 and 2004, respectively.
Principal Products
Group Disability — Life is one of the largest carriers in the “large case” market of the group disability insurance business. Life’s strong market presence in the group disability markets is the result of its well known brand recognition and reputation, financial strength and stability and Life’s approach to claims management. Life also offers voluntary, or employee-paid, short-term and long-term disability group benefits. Life’s efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation, offering the support to help claimants return to an active, productive life after a disability. Life also works with disability claimants to improve their approval rate for Social Security Assistance (i.e., reducing payment of benefits by the amount of Social Security payments received).
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
International
International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada. International revenues were $759, $524 and $250 in 2006, 2005 and 2004, respectively. Net income for International was $246, $96 and $39 in 2006, 2005 and 2004, respectively. International’s total assets under management were $33.9 billion, $27.8 billion and $16.1 billion as of December 31, 2006, 2005 and 2004, respectively. The Company’s Japan operation, Hartford Life Insurance K.K. (“HLIKK”), which began selling variable annuities in December 2000, has continued to grow significantly and remains the largest distributor of variable annuities in Japan, based on assets under management. In August 2004, the Company began selling yen and U.S. dollar denominated fixed annuities in Japan. With assets under management of $31.3 billion, $26.1 billion and $14.6 billion as of December 31, 2006, 2005 and 2004, respectively, the Japan operation is the largest component of International with net income of $267, $120 and $36 in 2006, 2005 and 2004, respectively.
The Company’s Japan operation sells both variable and fixed individual annuity products through a wide distribution network of Japan’s broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is one of the largest sellers of individual retail variable annuities in Japan with sales of $5.8 billion, $10.7 billion and $7.3 billion in 2006, 2005 and 2004, respectively.
International’s other operations include a 50% owned joint venture in Brazil and a startup operation in Europe. The Brazil joint venture operates under the name Icatu-Hartford and distributes pension, life insurance and other insurance and savings products through broker-dealer organizations and various partnerships. The Company’s European operation, Hartford Life Limited, began selling unit-linked investment bonds in the United Kingdom in April 2005. Unit-linked bonds are similar to variable annuities marketed in the United States and Japan. Hartford Life Limited established its operations in Dublin, Ireland with a branch office in London to help market and service its business in the United Kingdom.
Principal Products
Individual Variable Annuities — The Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. These products offer the policyholder a variety of equity and fixed income options. Additionally, International sells variable annuity contracts that offer various guaranteed minimum death, investment, and living benefits.
Policyholders may make deposits of varying amounts at regular or irregular intervals, and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 7% of the contract’s deposits, less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. In Japan, individual variable annuity account values of $29.7 billion, as of December 31, 2006, have grown from $24.6 billion, as of December 31, 2005, and $14.1 billion, as of December 31, 2004.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts that guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature adjusts the contract’s cash surrender value with respect to any changes in interest rates, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of lump sum or monthly income payments will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities in Japan are yen and dollar denominated with terms varying from five to ten years with an average term to maturity of approximately seven years. In Japan, account values of fixed MVA annuities were $1.7 billion, $1.5 billion and $502 as of December 31, 2006, 2005 and 2004, respectively.
Marketing and Distribution
The International distribution network is based on management’s strategy of developing and utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling, quality of customer service, and relationships with securities firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated). As of December 31, 2006, the Japan operation employed a wholesaling network that supports sales through 56 banks and securities firms.
Competition
The International segment competes with a number of domestic and international insurance companies in Japan. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service. Competition has continued to increase in the Japanese market with the most significant competition the result of the strengthening of domestic competitors. This competition has resulted in changes in key distribution relationships. The Company continues to focus efforts on strengthening distribution relationships and improving wholesaling and servicing efforts.
Property & Casualty
Property & Casualty provides (1) workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock and fidelity and surety coverages to commercial accounts primarily throughout the United States; (2) professional liability coverage and directors and officers liability coverage, as well as excess and surplus lines business not normally written by standard commercial lines insurers; (3) automobile, homeowners and home-based business coverage to individuals throughout the United States; and (4) insurance-related services.
The Hartford seeks to distinguish itself in the property and casualty market through its product depth and innovation, distribution capacity, customer service expertise, and technology for ease of doing business. The Hartford is the eleventh largest property and casualty insurance operation in the United States based on direct written premiums for the year ended December 31, 2005, according to

A.M. Best Company, Inc. (“A.M. Best”). Property & Casualty generated revenues of $12.4 billion, $12.0 billion and $11.3 billion in 2006, 2005 and 2004, respectively. Revenues include earned premiums, servicing revenue, net investment income and net realized capital gains and losses. Earned premiums for 2006, 2005 and 2004 were $10.4 billion, $10.2 billion and $9.5 billion, respectively. Additionally, net income was $1.5 billion, $1.2 billion and $910 for 2006, 2005 and 2004, respectively. Total assets for Property & Casualty were $41.0 billion, $40.3 billion and $38.0 billion as of December 31, 2006, 2005 and 2004, respectively.
Business Insurance
Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses primarily throughout the United States. Small commercial businesses generally represent companies with up to $15 in annual revenues or total property values. Middle market businesses generally represent companies with greater than $15 in annual revenues or total property values. This segment also provides commercial risk management products and services as well as marine coverage. Earned premiums for 2006, 2005 and 2004 were $5.1 billion, $4.8 billion and $4.3 billion, respectively. The segment had underwriting income of $618, $396 and $360 in 2006, 2005 and 2004, respectively.
Principal Products
Business Insurance offers workers’ compensation, property, automobile, liability, umbrella and marine coverages under several different products. Some of these coverages are sold together as part of a single package policy for small business owners. Among the products sold within small commercial, the Company offers the Select Xpand product, which is designed to meet the needs of businesses with $5 to $15 in revenues. Workers’ compensation insurance accounts for the largest share of the written premium in the Business Insurance segment. Commercial risk management products and services are also provided.
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
Competition
The commercial insurance industry is a highly competitive environment regarding product, price, service and technology. The Hartford competes against a number of large, national carriers as well as regional competitors in certain territories. Competitors include other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing and customer segmentation.
The market for small commercial business has become more competitive as favorable loss costs in the past couple of years have led carriers to expand coverage while maintaining relatively flat pricing. While written premium growth rates in small commercial have been slowing, underwriting margins have been strong driven, in part, by favorable claim frequency. Within the small commercial segment of the business, a number of companies have sought to grow their business by increasing their underwriting appetite and paying more commissions. In addition, a number of companies, like The Hartford, are pursuing agency appointment strategies to increase premium writings. The increase in exposure to catastrophe losses in many coastal areas have led a number of carriers to be more aggressive in pursuing business in the Mid-West where exposure to catastrophes is not as severe.
Middle market business is characterized as “high touch” with case-by-case underwriting and pricing decisions. As such, compared to small commercial, the pricing of middle market accounts is prone to more significant variation or cyclicality from year to year. Legislative reforms in a number of states in recent years has helped to control indemnity costs on workers’ compensation claims, but this has also led to downward pressure on rates. In a market of declining or “softening” prices, carriers are competing to protect their profitable renewals. New business opportunities increasingly involve more complex exposures and risk classes. In addition, there continue to be constraints on the amount of catastrophe capacity available in the marketplace.
The Hartford is the fifth largest commercial lines insurer in the United States based on direct written premiums for the year ended December 31, 2005 according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies. In addition, the marketplace is affected by available capacity of the insurance industry as measured by statutory surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. National carriers continue to compete for the same business, while regional carriers are broadening their target market and distribution. Many carriers are focusing on technology to streamline the underwriting process, provide more efficient customer service, introduce more sophisticated pricing models and increase the volume of business sold through agents.

Personal Lines
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation; to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market. Up until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary. The Hartford’s exclusive licensing arrangement with AARP continues until January 1, 2020 for automobile, homeowners and home-based business. This agreement provides Personal Lines with an important competitive advantage. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options. The Health Care Options agreement continues through 2009. Personal Lines had earned premiums of $3.8 billion, $3.6 billion and $3.4 billion in 2006, 2005 and 2004, respectively. Underwriting income for 2006, 2005 and 2004 was $429, $460 and $138, respectively. AARP had earned premiums of $2.5 billion, $2.3 billion and $2.1 billion in 2006, 2005 and 2004, respectively.
Principal Products
Personal Lines provides standard and non-standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP. During 2006, the Company enhanced its new Dimensions automobile and homeowners class plans for insurance sold through independent agents and brokers. “Dimensions with Packages”, introduced in 2006, is a suite of products that offers coverages and competitive rates tailored to a customer’s individual risk. Dimensions uses a large number of interactive rating variables to determine a rate that most accurately reflects the customer’s individual characteristics.
Marketing and Distribution
Personal Lines reaches diverse markets through multiple distribution channels including brokers, independent agents, direct marketing, the internet and advertising in publications. This segment provides customized products and services to customers through a network of independent agents in the standard personal lines market. Brokers and independent agents are not employees of The Hartford. Personal Lines has an important relationship with AARP and markets directly to its nearly 38 million members.
Competition
The personal lines automobile and homeowners businesses are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that sell products through various distribution channels, including independent agents, captive agents and directly to the consumer. The personal lines market competes on the basis of price; product; service, including claims handling; stability of the insurer and name recognition. A number of carriers will likely continue to increase their advertising in an effort to gain new business and retain profitable business. In addition, carriers that distribute products mainly through agents are offering additional incentives to those agents to attract new business. To distinguish themselves in the marketplace, top tier carriers are offering on-line and self service capabilities to agents and consumers. In addition, the capability to sell direct to the consumer has become increasingly important as a greater number of consumers use the internet to research or shop for auto insurance. Through information technology, carriers will likely further segment their pricing plans to expand market share in what they believe to be the most profitable segments. Carriers with more efficient cost structures will have an advantage in competing for new business through price. Some competitors are introducing new products at substantially reduced rate levels and the Company expects that top tier carriers will continue to capture a larger share of industry revenues and profits.
The Hartford is the twelfth largest personal lines insurer in the United States based on direct written premiums for the year ended December 31, 2005 according to A.M. Best. A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members. This arrangement is in effect until January 1, 2020. Management expects favorable “baby boom” demographics to increase AARP membership during this period.
Specialty Commercial
Specialty Commercial provides a wide variety of property and casualty insurance products and services through retailers and wholesalers to large commercial clients and insureds requiring a variety of specialized coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided, primarily through wholesale brokers. Specialty Commercial had earned premiums of $1.6 billion, $1.8 billion and $1.7 billion in 2006, 2005 and 2004, respectively. Underwriting income (loss) was $64, ($165) and ($53) in 2006, 2005 and 2004, respectively.
Principal Products
Specialty Commercial offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides bond, professional liability, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. A significant portion of specialty casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. Specialty Casualty also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, LLC, a subsidiary of the Company.
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
On specialty casualty business, written pricing competition is expected to be significant. With national account business, carriers will likely offer more lower-deductible policies and guaranteed cost policies. The Company expects competition among national carriers to continue to be very strong and larger regional carriers will likely target specific accounts at renewal. Within professional liability, in 2005 and 2006 there was a decrease in the number of securities class actions suits and this has put some downward pressure on rates. While pricing for specialty property increased significantly during 2006 as higher reinsurance costs were passed on to insureds, pricing increases will likely be less significant in 2007. Carriers continue to manage their aggregate exposure to property losses in catastrophe-prone areas.
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
Life Reserves
Life insurance subsidiaries of the Company establish and carry as liabilities, predominantly, three types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid losses, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The liabilities for unpaid losses and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect Life’s actual experience when appropriate. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Life’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

Property & Casualty Reserves
The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by The Hartford. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported to The Hartford and include estimates of all expenses associated with processing and settling these claims. This estimation process involves a variety of actuarial techniques and is primarily based on historical experience and consideration of current trends. Examples of current trends include increases in medical cost inflation rates, the changing use of medical care procedures, the introduction of new products such as the Dimensions for auto product in Personal Lines, changes in internal claim practices, changes in the legislative and regulatory environment over workers’ compensation claims, evolving exposures to claims asserted against religious institutions and other organizations relating to molestation or abuse and other mass torts.
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
Most of the Company’s property and casualty reserves are not discounted. However, certain liabilities for unpaid losses for permanently disabled claimants have been discounted to present value using an average interest rate of 5.6% in 2006 and 2005. As of December 31, 2006 and 2005, such discounted reserves totaled $707 and $680, respectively (net of discounts of $510 and $505, respectively). In addition, certain structured settlement contracts that fund loss run-offs for unrelated parties having payment patterns that are fixed and determinable have been discounted to present value using an average interest rate of 5.5%. At December 31, 2006 and 2005, such discounted reserves totaled $273 and $264, respectively (net of discounts of $95 and $103, respectively). Accretion of these discounts was $32, $30, and $29 in 2006, 2005 and 2004, respectively.
As of December 31, 2006, net property and casualty reserves for losses and loss adjustment expenses reported under Generally Accepted Accounting Principles (“GAAP”) exceeded net reserves reported on a statutory basis by $29. The difference primarily results from a portion of the GAAP provision for uncollectible reinsurance not recognized under statutory accounting and the required exclusion from statutory reserves of assumed retroactive reinsurance, largely offset by the discounting of GAAP-basis workers’ compensation reserves at rates no higher than risk-free interest rates; such rates generally exceed the statutory discount rates set by regulators.
Further discussion on The Hartford’s property and casualty reserves, including asbestos and environmental claims reserves, may be found in the Reserves section of the MD&A– Critical Accounting Estimates.

A reconciliation of liabilities for unpaid losses and loss adjustment expenses is herein referenced from Note 11 of Notes to Consolidated Financial Statements. A table depicting the historical development of the liabilities for unpaid losses and loss adjustment expenses, net of reinsurance, follows.
Loss Development Table
Property And Casualty Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the years ended December 31, [1]

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$12,702	$12,770	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604
Cumulative paid losses and loss expenses
One year later	2,625	2,472	2,939	2,994	3,272	3,339	3,480	4,415	3,594	3,702
Two years later	4,188	4,300	4,733	5,019	5,315	5,621	6,781	6,779	6,035	—
Three years later	5,540	5,494	6,153	6,437	6,972	8,324	8,591	8,686	—	—
Four years later	6,418	6,508	7,141	7,652	9,195	9,710	10,061	—	—	—
Five years later	7,201	7,249	8,080	9,567	10,227	10,871	—	—	—	—
Six years later	7,800	8,036	9,818	10,376	11,140	—	—	—	—	—
Seven years later	8,499	9,655	10,501	11,137	—	—	—	—	—	—
Eight years later	10,044	10,239	11,246	—	—	—	—	—	—	—
Nine years later	10,576	10,933	—	—	—	—	—	—	—	—
Ten years later	11,237	—	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	12,752	12,615	12,662	12,472	12,459	13,153	15,965	16,632	16,439	17,159
Two years later	12,653	12,318	12,569	12,527	12,776	16,176	16,501	17,232	16,838	—
Three years later	12,460	12,183	12,584	12,698	15,760	16,768	17,338	17,739	—	—
Four years later	12,380	12,138	12,663	15,609	16,584	17,425	17,876	—	—	—
Five years later	12,317	12,179	15,542	16,256	17,048	17,927	—	—	—	—
Six years later	12,322	15,047	16,076	16,568	17,512	—	—	—	—	—
Seven years later	15,188	15,499	16,290	17,031	—	—	—	—	—	—
Eight years later	15,594	15,641	16,799	—	—	—	—	—	—	—
Nine years later	15,713	16,165	—	—	—	—	—	—	—	—
Ten years later	16,244	—	—	—	—	—	—	—	—	—
Deficiency (redundancy), net of reinsurance	$3,542	$3,395	$3,897	$4,555	$5,196	$5,067	$4,735	$1,521	$647	$296

[1]	The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.
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
Property And Casualty Loss And Loss Adjustment Expense Liability Development — Gross
For the years ended December 31, [1]

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Net reserve, as initially estimated	$12,770	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604
Reinsurance and other recoverables, as initially estimated	3,996	3,275	3,706	3,871	4,176	3,950	5,497	5,138	5,403	4,387

Gross reserve, as initially estimated	$16,766	$16,177	$16,182	$16,187	$17,036	$17,091	$21,715	$21,329	$22,266	$21,991

Net reestimated reserve	$16,165	$16,799	$17,031	$17,512	$17,927	$17,876	$17,739	$16,838	$17,159
Reestimated and other reinsurance recoverables	5,051	4,552	5,465	5,502	5,684	5,052	4,964	4,906	5,417

Gross reestimated reserve	$21,216	$21,351	$22,496	$23,014	$23,611	$22,928	$22,703	$21,744	$22,576

Gross deficiency (redundancy)	$4,450	$5,174	$6,314	$6,827	$6,575	$5,837	$988	$415	$310

[1]	The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.

The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2006. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2006 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	Total

By Accident year
1996 & Prior	$50	$(99)	$(193)	$(80)	$(63)	$5	$2,866	$406	$119	$531	$3,542
1997	—	(56)	(104)	(55)	18	36	2	46	23	(7)	(97)
1998	—	—	57	42	60	38	11	82	72	(15)	347
1999	—	—	—	89	40	92	32	113	98	(46)	418
2000	—	—	—	—	88	146	73	177	152	1	637
2001	—	—	—	—	—	(24)	39	(232)	193	38	14
2002	—	—	—	—	—	—	(199)	(56)	180	36	(39)
2003	—	—	—	—	—	—	—	(122)	(237)	(31)	(390)
2004	—	—	—	—	—	—	—	—	(352)	(108)	(460)
2005	—	—	—	—	—	—	—	—	—	(103)	(103)

Total	$50	$(155)	$(240)	$(4)	$143	$293	$2,824	$414	$248	$296	$3,869

The largest impacts of net reserve re-estimates are shown in the “1996 & Prior” accident years. The reserve re-estimates in calendar year 2003 include an increase in reserves of $2.6 billion related to reserve strengthening based on the Company’s evaluation of its asbestos reserves. The reserve evaluation that led to the strengthening in calendar year 2003 confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment. The reserve re-estimates in calendar years 2004 and 2006 were largely attributable to reductions in the reinsurance recoverable asset associated with older, long-term casualty liabilities. Excluding the impacts of asbestos and environmental strengthening, over the past ten years, reserve re-estimates for total Property & Casualty ranged from (3.0%) to 1.6% of total net recorded reserves.
Reserves for accident year 1997 show the effects of favorable reestimation in subsequent years. A contributing factor to this improvement, spread over several calendar years, was an unexpected improvement in the environment for workers’ compensation. With the benefit of hindsight, annual changes in loss cost trends were very low during this period as compared to historical experience. Because it took several years for this improvement to emerge in the data, it similarly took several years for this to be recognized in the Company’s estimates of liabilities.
Until calendar year 2006, there was also reserve deterioration, spread over several calendar years, on accident years 1998-2000. Assumed casualty reinsurance contributed in part to this deterioration. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions. Workers’ compensation also contributed to this deterioration, as medical inflation trends were above initial expectations.
Accident years 2001 and 2002 are reasonably close to original estimates. However, each year shows some swings by calendar period, with some favorable development later offset by unfavorable development. The release for accident year 2001 during calendar year 2004 relates primarily to reserves for September 11. Subsequent adverse developments on accident year 2001 relate to assumed casualty reinsurance and unexpected development on mature claims in both general liability and workers’ compensation. Reserve releases for accident year 2002 during calendar years 2003 and 2004 come largely from short-tail lines of business, where results emerge quickly and actual reported losses are predictive of ultimate losses. Reserve increases on accident year 2002 during calendar year 2005 were recognized, as unfavorable development on accident years prior to 2002 caused the Company to increase its estimate of unpaid losses for the 2002 accident year. Further increases occurred in 2006 due to unexpected development in general liability and workers’ compensation losses.
Accident years 2003 through 2005 show favorable development in calendar years 2004 through 2006. A portion of the release comes from short-tail lines of business, where results emerge quickly. During calendar year 2005 and 2006, favorable re-estimates occurred in Personal Lines for both loss and allocated loss adjustment expenses. Workers’ compensation also experienced favorable re-estimates of both loss and allocated loss adjustment expenses as the latest evaluations of workers’ compensation claims indicate that expense reduction initiatives and reform in states such as California have had a greater impact in controlling costs than was originally estimated. In addition, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006.
Within professional liability business, during calendar year 2005, reserves were released for directors and officers insurance on accident years 2003 and 2004 due to favorable developments, while prior accident year reserves were strengthened for contracts that provide auto financing gap coverage and auto lease residual value coverage. In 2003, the Company stopped writing contracts that provide auto financing gap coverage and auto lease residual value coverage.
Ceded Reinsurance
Consistent with industry practice, The Hartford cedes insurance risk to reinsurance companies. Reinsurance does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Statement of Financial Accounting Standard No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” (“SFAS 113”) have been met. For further discussion see Note 6 of Notes to Consolidated Financial Statements.
For Property & Casualty operations, these reinsurance arrangements are intended to provide greater diversification of business and limit The Hartford’s maximum net loss arising from large risks or catastrophes. A major portion of The Hartford’s property and casualty reinsurance is effected under general reinsurance contracts known as treaties, or, in some instances, is negotiated on an individual risk basis, known as facultative reinsurance. The Hartford also has in-force excess of loss contracts with reinsurers that protect it against a specified part or all of a layer of losses over stipulated amounts.
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2006 and 2005, the Company’s policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5. In addition, Life has reinsured the majority of the minimum death benefit guarantees as well as 23% of the guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. Life also assumes reinsurance from other insurers. For the years ended December 31, 2006, 2005 and 2004, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers.
Investment Operations
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investments — General section of the MD&A.
In addition to managing the general account assets of the Company, HIMCO is also a Securities and Exchange Commission (“SEC”) registered investment advisor for third party institutional clients, a sub-advisor for certain mutual funds offered by Life and serves as the sponsor and collateral manager for synthetic collateralized loan obligations. HIMCO specializes in investment management that incorporates proprietary research and active management within a disciplined risk framework to provide value added returns versus peers and benchmarks. As of December 31, 2006 and 2005, the fair value of HIMCO’s total assets under management was approximately $131.2 billion and $115.9 billion, respectively, of which $7.2 billion and $4.7 billion, respectively, were held in HIMCO managed third party accounts.
Regulation and Premium Rates
Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; establishing premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid losses and loss adjustment expenses and other liabilities, both reported and unreported.
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
Employees
The Hartford had approximately 31,000 employees as of December 31, 2006.
Available Information
The Hartford makes available, free of charge, on or through its Internet website (http://www.thehartford.com) The Hartford’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after The Hartford electronically files such material with, or furnishes it to, the SEC.
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
We continue to receive asbestos and environmental claims. Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims. We believe that the actuarial tools and other techniques we employ to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for our asbestos and environmental exposures. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. Accordingly, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Although potential Federal asbestos-related legislation has been considered in the Senate, it is uncertain whether such legislation will be considered or be enacted in the future and, if so, what its effect would be on our aggregate asbestos liabilities. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could have a material adverse effect on our consolidated operating results, financial condition and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Act of 2002, as extended through 2007, is also limited. Moreover, it is uncertain whether a federal terrorism risk insurance program similar to the Terrorism Risk Insurance Extension Act of 2005 will be enacted to cover events occurring after December 31, 2007. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
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
We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will reduce the net unrealized gain position of our investment portfolio, increase interest expense on our variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our Life products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to net income from foreign operations, non–U.S. dollar denominated investments, investments in foreign subsidiaries, the yen denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan variable annuity. These risks relate to the potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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
Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums), do not pay contingent compensation. On November 30, 2006, the New York Attorney General’s Office notified these insurers that the 65% threshold had been reached for a number of insurance lines, including personal automobile and homeowners insurance. As a result, beginning January 1, 2007, these insurers were prohibited from paying contingent compensation relating to the placement of these types of insurance. In addition, on December 21, 2006, Chubb Corporation agreed to forego the payment of contingent compensation for all P&C insurance lines pursuant to a settlement agreement reached with regulators. These insurers, including Chubb, have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential future changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
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
Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of terrorism, disease pandemics and political instability. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. Further we expect that increases in the values and concentrations of insured property in these areas will increase the severity of catastrophic events in the future. In addition, in the aftermath of the 2004 and 2005 hurricane season, third-party catastrophe loss models for hurricane loss events were updated to incorporate medium-term forecasts of increased hurricane frequency and severity. Our life insurance operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Competitive activity may adversely affect our market share and profitability, which could have an adverse effect on our business, results of operations or financial condition.
The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. These competitors compete with us for producers such as brokers and independent agents. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may harm our ability to maintain or increase our profitability. Because of the highly competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations or financial condition.
We may experience unfavorable judicial or legislative developments that would adversely affect our results of operations, financial condition or liquidity.
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. It is not possible to predict changes in the judicial and legislative environment and their impact on the future development of the adequacy of our loss reserves, particularly reserves for longer-tailed lines of business, including asbestos and environmental reserves. Pervasive or dramatic changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Similarly, changes in federal or state tort litigation laws or other applicable laws could have the same effect. To the extent that judicial or legislative developments cause our ultimate liabilities to increase from our current expectations, they could have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

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
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and consumer spending, the demand for financial and insurance products could be adversely affected. Further, given that we offer our products and services in North America, Japan, Europe and South America, we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus, and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local borrowers and counterparties, lack of local business experience in certain markets, and, in certain cases, risks associated with the potential incompatibility with partners. Additionally, some of our recent growth is due to our expansion into new markets for our investment products, primarily in Japan. During 2006, our sales of investment products in Japan declined significantly from the prior year, as competition increased from both domestic and foreign competitors. Looking forward, our overall success in these new markets will depend on our ability to succeed despite differing and dynamic economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations or financial condition.
We may experience difficulty in marketing and distributing products through our current and future distribution channels.
We distribute our annuity, life and certain property and casualty insurance products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third party organizations. In some areas of our business, we generate a significant portion of our business through individual third party arrangements. For example, we generated approximately 66% of our personal lines earned premium in 2006 under an exclusive licensing arrangement with AARP that continues until January 1, 2020. We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products.
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

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised.
We outsource certain technology and business functions to third parties and expect to do so selectively in the future. If we do not effectively develop and implement our outsourcing strategy, third party providers do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our consolidated results of operations in a particular quarterly or annual period or periods.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.9 million of the 2.1 million square feet owned by the Company in the aggregate. In addition, The Hartford leases approximately 5.4 million square feet throughout the United States and approximately 175,000 square feet in other countries. All of the properties owned or leased are used by one or more of all ten operating segments, depending on the location. For more information on operating segments, see Part 1, Item 1, Business of The Hartford – Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
Item 3. LEGAL PROCEEDINGS
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties discussed below under the caption “Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by shareholders on behalf of the Company against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs thereafter agreed to stay further proceedings pending resolution of the motion to dismiss the securities class action. All defendants dispute the allegations and intend to defend these actions vigorously.
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. After the plaintiffs filed their supplemental pleadings, the defendants renewed their motions to dismiss. The renewed motions to dismiss and the plaintiffs’ motions for class certification are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserted claims under California insurance law and sought injunctive relief only. The Company has settled the Commissioner’s action.
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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On February 15, 2006, the Company filed a new petition for rehearing and rehearing en banc, and on April 20, 2006, the Court of Appeals denied the petition. On July 19, 2006, the Company filed a petition for a writ of certiorari in the United States Supreme Court. On September 26, 2006, the Supreme Court granted petitions filed by insurers in two of the related cases, and on January 16, 2007, it heard argument in those cases. The Supreme Court has not yet acted on the Company’s petition.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders of The Hartford Financial Services Group, Inc. during the fourth quarter of 2006.
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

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2006
Common Stock Price
High	$88.83	$92.22	$87.84	$93.61
Low	79.24	80.63	79.86	84.73
Dividends Declared	0.40	0.40	0.40	0.50
2005
Common Stock Price
High	$73.76	$77.26	$81.89	$89.00
Low	66.06	65.51	73.05	73.75
Dividends Declared	0.29	0.29	0.29	0.30

As of February 16, 2007, the Company had approximately 350,000 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 16, 2007 was $97.09.
On February 22, 2007, The Hartford’s Board of Directors declared a quarterly dividend of $0.50 per share payable on April 2, 2007 to shareholders of record as of March 1, 2007. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Liquidity Requirements.
There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Liquidity Requirements.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information related to securities authorized for issuance under equity compensation plans.
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for each of the three months in the period ended December 31, 2006:

			Total Number of Shares	Maximum Number
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased as Part
Period	Purchased	Paid Per Share	Plans or Programs	of the Plans or Programs

October 2006	[1] 1,832	$86.96	N/A	[2]
November 2006	—	$—	N/A	[2]
December 2006	—	$—	N/A	[2]

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s benefit plans.

[2]	$1 billion of the Company’s securities were eligible for repurchase pursuant to the Company’s repurchase program.
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to an additional $1 billion of its securities. This brings the Company’s total share repurchase authorization to $2 billion. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. Through February 16, 2007, The Hartford had repurchased approximately $363 (3.8 million shares) under this program.

Item 6. SELECTED FINANCIAL DATA
(In millions, except for per share data and combined ratios)

	2006	2005	2004	2003	2002

Income Statement Data
Total revenues	$26,500	$27,083	$22,708	$18,719	$16,410
Income (loss) before cumulative effect of accounting changes [1]	2,745	2,274	2,138	(91)	1,000
Net income (loss) [1] [2]	2,745	2,274	2,115	(91)	1,000

Balance Sheet Data
Total assets	$326,710	$285,557	$259,735	$225,850	$181,972
Long-term debt	3,504	4,048	4,308	4,610	4,061
Total stockholders’ equity	18,876	15,325	14,238	11,639	10,734

Earnings (Loss) Per Share Data
Basic earnings (loss) per share [1]
Income (loss) before cumulative effect of accounting changes [1]	$8.89	$7.63	$7.32	$(0.33)	$4.01
Net income (loss) [1] [2]	8.89	7.63	7.24	(0.33)	4.01
Diluted earnings (loss) per share [1] [3]
Income (loss) before cumulative effect of accounting changes [1]	8.69	7.44	7.20	(0.33)	3.97
Net income (loss) [1] [2]	8.69	7.44	7.12	(0.33)	3.97
Dividends declared per common share	1.70	1.17	1.13	1.09	1.05

Other Data
Mutual fund assets [4]	$43,732	$32,705	$28,068	$22,462	$15,321

Operating Data
Combined ratios
Ongoing Property & Casualty Operations	89.3	93.2	95.3	96.5	99.1

[1]	2004 includes a $216 tax benefit related to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. 2003 includes an after-tax charge of $1.7 billion related to the Company’s 2003 asbestos reserve addition, $40 of after-tax expense related to the settlement of a certain litigation dispute, $30 of tax benefit in Life primarily related to the favorable treatment of certain tax items arising during the 1996-2002 tax years, and $27 of after-tax severance charges in Property & Casualty. 2002 includes $76 tax benefit in Life, $11 after-tax expense in Life related to a certain litigation dispute and an $8 after-tax benefit in Life’s September 11 exposure.

[2]	2004 includes a $23 after-tax charge related to the cumulative effect of accounting change for the Company’s adoption of the AICPA issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”.

[3]	As a result of the net loss for the year ended December 31, 2003, Statement of Financial Accounting Standards No. 128,”Earnings per Share“ requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

[4]	Mutual funds are owned by the shareholders of those funds and not by the Company. As a result, they are not reflected in total assets on the Company’s balance sheet.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2006, compared with December 31, 2005, and its results of operations for each of the three years in the period ended December 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.
INDEX

Overview	32
Critical Accounting Estimates	33
Consolidated Results of Operations	46
Life	51
Retail	58
Retirement Plans	60
Institutional	62
Individual Life	64
Group Benefits	66
International	67
Other	69
Property & Casualty	70
Total Property & Casualty	92
Ongoing Operations	93
Business Insurance	97
Personal Lines	102
Specialty Commercial	107
Other Operations (Including Asbestos and
Environmental Claims)	111
Investments	118
Investment Credit Risk	128
Capital Markets Risk Management	132
Capital Resources and Liquidity	140
Impact of New Accounting Standards	149
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

Life is organized into six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International. Through Life the Company provides retail and institutional investment products such as variable and fixed annuities, mutual funds, private placement life insurance and retirement plan services, individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial (collectively “Ongoing Operations”), and the Other Operations segment. Through Property & Casualty the Company provides a number of coverages, as well as insurance-related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock, fidelity and surety, professional liability and director’s and officer’s liability coverages. Property & Casualty also provides automobile, homeowners, and home-based business coverage to individuals throughout the United States, as well as insurance-related services to businesses.
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from many of its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 51. For further overview of Property & Casualty’s profitability and analysis, see page 70.
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
Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums), do not pay contingent compensation. On November 30, 2006, the New York Attorney General’s Office notified these insurers that the 65% threshold had been reached for a number of insurance lines, including personal automobile and homeowners insurance. As a result, beginning January 1, 2007, these insurers were prohibited from paying contingent compensation relating to the placement of these types of insurance. In addition, on December 21, 2006, Chubb Corporation agreed to forego the payment of contingent compensation for all P&C insurance lines pursuant to a settlement agreement reached with regulators. These insurers, including Chubb, have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential future changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves for unpaid losses and loss adjustment expenses, net of reinsurance; Life deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Property & Casualty Reserves, Net of Reinsurance
The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based largely on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. Reserve estimates can change over time because of unexpected changes in the external environment. Potential external factors include (1) changes in the inflation rate for goods and services related to covered damages such as medical care, hospital care, auto parts, wages and home repair, (2) changes in the general economic environment that could cause unanticipated changes in the claim frequency per unit insured, (3) changes in the litigation environment as evidenced by changes in claimant attorney representation in the claims negotiation and settlement process, (4) changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of damages, (5) changes in the social environment regarding the general attitude of juries in the determination of liability and damages, (6) changes in the legislative environment regarding the definition of damages and (7) new types of injuries caused by new types of injurious exposure: past examples include breast implants, lead paint and construction defects. Reserve estimates can also change over time because of changes in internal company operations. Potential internal factors include (1) periodic changes in claims handling procedures, (2) growth in new lines of business where exposure and loss development patterns are not well established or (3) changes in the quality of risk selection in the underwriting process. In the case of assumed reinsurance, all of the above risks apply. In addition, changes in ceding company case reserving and reporting patterns can create additional factors that need to be considered in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future.
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
Reinsurance recoverables include an estimate of the amount of gross loss and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded by reinsurance agreement. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $412 as of December 31, 2006, including $294 related to Other Operations and $118 related to Ongoing Operations.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by “line of business”, such as property, auto physical damage, auto liability, commercial multi-peril package business, workers’ compensation, general liability professional liability and fidelity and surety. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. In addition, within the Other Operations segment, the Company has reserves for asbestos and environmental (A&E) claims. Adjustments to previously established reserves, which may be material, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, information currently available has been properly considered in the reserves established for losses and loss adjustment expenses. Incurred but not reported (IBNR) reserves represent the difference between the estimated ultimate cost of all claims and the actual reported loss and loss adjustment expenses (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported.

The following table shows loss and loss adjustment expense reserves by line of business and by operating segment as of December 31, 2006, net of reinsurance:

	Business	Personal	Specialty	Other	Total
	Insurance	Lines	Commercial	Operations	P&C

Reserve Line of Business
Property	$65	$225	$63	$—	$353
Auto physical damage	15	26	9	—	50
Auto liability	625	1,526	94	—	2,245
Package business	2,028	—	—	—	2,028
Workers’ compensation	3,816	7	1,830	—	5,653
General liability	587	39	1,504	—	2,130
Professional liability	—	—	556	—	556
Fidelity and surety	—	—	158	—	158
Assumed Reinsurance [1]	—	—	—	813	813
All other non-A&E	—	—	—	1,045	1,045
A&E	8	2	5	2,558	2,573

Total reserves-net	7,144	1,825	4,219	4,416	17,604

Reinsurance and other recoverables	650	134	2,303	1,300	4,387

Total reserves-gross	$7,794	$1,959	$6,522	$5,716	$21,991

[1]	These net loss and loss adjustment expense reserves relate to assumed reinsurance underwritten by Reinsurance operations that were moved into Other Operations (formerly known as “HartRe”).
Reserving for non-A&E reserves within Ongoing and Other Operations
How non-A&E reserves are set
Reserves are set by line of business within the various operating segments. As indicated in the above table, a single line of business may be written in one or more of the segments. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which loss data (e.g., paid losses and case reserves) emerge (i.e., is reported) over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. Within the Company’s Ongoing Operations the shortest-tail lines of business are property and auto physical damage. The longest tail lines of business within Ongoing Operations include workers’ compensation, general liability, and professional liability. Assumed reinsurance, which is within Other Operations, is also long-tail business.
For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods and, accordingly may not be indicative of ultimate losses.
An expected loss ratio is used in initially recording the reserves for both short-tail and long-tail lines of business. This expected loss ratio is determined through a review of prior accident years’ loss ratios and expected changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to impact the loss ratio for the current accident year. For short-tail lines, IBNR for the current accident year is initially recorded as the product of the expected loss ratio for the period, earned premium for the period and the proportion of losses expected to be reported in future calendar periods for the current accident period. For long-tailed lines, IBNR reserves for the current accident year are initially recorded as the product of the expected loss ratio for the period and the earned premium for the period, less reported losses for the period.
Company reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. These reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. Most non-A&E reserves are reviewed fully each quarter, including loss reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability, professional liability and fidelity and surety. Other non-A&E reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for allocated loss adjustment expenses, assumed reinsurance, latent exposures such as construction defects, unallocated loss adjustment expense and all other non-A&E exposures within Other Operations. For reserves that are reviewed semi-annually and annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that its estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
For most lines of business, a variety of actuarial methods are reviewed and the actuaries select methods and specific assumptions appropriate for each line of business based on the current circumstances affecting that line of business. These selections incorporate input, as judged by the reserving actuaries to be appropriate, from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates. The output of the reserve reviews are reserve estimates that are referred to herein as the “actuarial indication”.
The actuarial techniques or methods used include paid and reported loss development, frequency / severity, expected loss ratio and Bornhuetter-Ferguson techniques. Within any one line of business, a variety of techniques are used. Within any one line of business, certain methods are generally given more influence in determining the actuarial indication. The methods that are given more influence vary within a line of business based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The following is a discussion of the most common methods used; these methods are not used for every line of business or every accident year within a line of business.
Paid Development method. Historical data, organized by accident period and calendar period, is used to develop paid loss development patterns, which are then applied to current paid losses by accident period to estimate ultimate losses. The paid development method is also used to estimate reserves for allocated loss adjustments expenses (ALAE).
Paid development techniques do not use information about case reserves and, therefore, are not affected by changes in case reserving practices. Paid development techniques can, however, be significantly affected by changes in claim closure patterns. Paid development techniques for longer-tailed lines are generally less useful for more recent accident years since a low percentage of ultimate losses are paid to date in early periods of development and small changes in paid losses can have a large impact on estimated ultimate losses.
Reported Development method. Historical data, organized by accident period and calendar period, is used to develop reported loss development patterns, which are then applied to current reported losses by accident period to estimate ultimate losses. The reported losses used in this analysis refer to cumulative paid losses plus case reserves and do not include IBNR.
Compared to the paid development technique, the reported development technique has the advantage that a higher percentage of ultimate losses are reflected in reported losses than in cumulative paid losses. The reported development technique estimates only the unreported losses rather than the total unpaid losses. While the reported development technique takes advantage of information contained in the case reserves, estimates determined from this technique are affected by changes in case reserving practices.
Both paid and reported development techniques assume that historical development patterns are predictive of future development patterns.
Frequency / Severity methods. Historical data is used to develop claim count development patterns and those patterns are applied to the number of current reported claims to estimate ultimate claim counts. Estimated ultimate claim counts are multiplied by an estimated average severity (i.e., an average cost per claim) to calculate estimated ultimate losses. Average severity is estimated by fitting historical severity data to a trend line and making assumptions about how the current environment would affect claim severity. In making assumptions about the current environment, industry data is used where such data is available and appropriate.
The advantage of frequency / severity techniques is that frequency estimates are generally easier to predict and external information can be used to supplement internal data in making severity estimates.
Expected Loss Ratio method. Loss ratios for prior accident years are used to determine the appropriate expected loss ratio for the current accident year after applying anticipated changes in rates, pricing and loss costs. The current accident year expected loss ratio is multiplied by earned premium to calculate estimated ultimate losses.
Expected Loss Ratio techniques are useful for early periods of maturity on long-tailed lines of business, where very little paid or reported loss information is available.
Bornhuetter-Ferguson method. This method is a combination of the expected loss ratio method and the reported development method, where the reported loss development method is given more weight as an accident year matures.
For all lines of business, variations of the above methods are used. Examples of variation within the paid and reported development methods include:
•	The accident period used may vary (e.g., year, quarter, or month)
•	The Company may analyze the data by coverage (e.g., bodily injury separate from property damage)
•	There may be adjustments for unusual loss activity
•	For ALAE, the Company uses patterns of the relationship between paid ALAE and paid losses.
Examples of variation within the frequency /severity methods include:
•	For one sub-set of professional liability business, management estimates frequency, not through historical claim count development, but through an analysis of the securities class actions filed and policy listings
•	For some methods, management projects severity on only open claims
•	In the commercial liability lines, the Company performs the frequency / severity technique only on claims over a certain size

•	For allocated loss adjustment expenses (ALAE), the Company analyzes ALAE on claims in suit and associated legal expenses separately from ALAE on other claims.
For each line of business, certain methods are given more influence than other methods. The discussion below gives a general indication of which methods are preferred by line of business. Because the actuarial estimates are generated at a much finer level of detail than line of business (e.g., by distribution channel, coverage, accident period), this description should not be assumed to apply to each coverage and accident year within a line of business. Also, as circumstances change, the methods that are given more influence will change. For example, for Personal Lines auto liability claims, reported development techniques are currently not given significant influence in making estimates for recent accident years because case reserving practices have been changing in the recent past. If case reserving practices become more stable, reported development techniques may be given more weight.
Property and Auto Physical Damage. These lines are fast-developing and paid and reported development techniques are used. The Company performs and relies primarily on reported development techniques and frequency/severity and Bornhuetter-Ferguson techniques for the most immature accident months.
Auto Liability – Personal Lines. For auto liability, and bodily injury in particular, the Company performs a greater number of techniques than it does for property and auto physical damage, including paid and reported development, and several frequency / severity approaches. The Company generally uses the reported development method for older accident years and the frequency / severity methods for more recent accident years. Recent periods are heavily influenced by changes in case reserve practices and changing disposal rates, and the frequency / severity techniques are not affected as much by these changes.
Auto Liability – Commercial Lines, Package Business and Short-Tailed General Liability. As with Personal Lines auto liability, the Company performs a variety of techniques, including the paid and reported development methods and frequency / severity techniques. For older, more mature accident years, management finds that reported development techniques are best. For more recent accident years, management typically prefers frequency / severity techniques that allow it to make assumptions about the frequency of larger claims.
Long-Tailed General Liability, Fidelity and Surety and Large Deductible Workers’ Compensation. For these very long-tailed lines of business, the Company generally relies on the expected loss ratio, Bornhuetter-Ferguson and reported development techniques. Management generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and more on the reported development method as an accident year matures.
Workers’ Compensation. Workers’ compensation is the Company’s single largest reserve line of business and management does the largest amount of actuarial analysis on this line of business. Methods performed include paid and reported development, variations on expected loss ratio methods, and an in-depth analysis on the largest states. Paid development patterns are historically very stable in the Company’s workers’ compensation business, so paid techniques are preferred for older accident periods. For more recent periods, paid techniques are less predictive of the ultimate liability since such a low percentage of ultimate losses are paid in early periods of development. Accordingly, for more recent accident periods, the Company generally relies more heavily on a state-by-state analysis and the expected loss ratio approach.
Professional Liability. Reported and paid loss developments patterns for this line tend to be volatile. Therefore, the Company typically relies on frequency and severity techniques.
Assumed Reinsurance and All Other within Other Operations. For these lines, management tends to rely on the reported development techniques. In assumed reinsurance, assumptions are influenced by information gained from claim and underwriting audits.
Allocated Loss Adjustment Expenses (ALAE). For some lines of business (e.g., professional liability and assumed reinsurance), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development and frequency / severity techniques.
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the various information that has been accumulated. Numerous factors are considered in this determination process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. In general, changes are made more quickly to more mature accident years and less volatile lines of business. At year-end 2006, total recorded net reserves excluding asbestos and environmental and excluding the allowance for uncollectible reinsurance were 2.2% higher than the actuarial indication of the reserves. Annually, as part of the statutory reporting requirements, IBNR is allocated to accident year by statutory line of business. This work forms the basis for the loss development table and reserve re-estimates table shown in the “Business” section.
During 2006, there were numerous changes to non-A&E reserve estimates. Among other loss developments in 2006, these changes included an $83 reduction in catastrophe reserves related to the 2005 and 2004 hurricanes, a $58 release of Business Insurance allocated loss adjustment expense reserves for workers’ compensation and package business related to accident years 2003 to 2005, and a $45 strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior. See “Reserves” within the Property and Casualty MD&A for further discussion of reserve developments.
Current trends contributing to reserve uncertainty
The Hartford is a multi-line company in the property and casualty business. The Hartford is therefore subject to reserve uncertainty stemming from a number of conditions, including but not limited to those noted above, any of which could be material at any point in time for any segment. Certain issues may become more or less important over time as conditions change. As various market conditions develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e., increasing or decreasing the reserve).
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
In Business Insurance, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to assumptions about medical inflation and the changing use of medical care procedures. In addition, changes in state legislative and regulatory environments impact the Company’s estimates. These changes increase the uncertainty in the application of development patterns.
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
The following discussion includes disclosure of possible variation from current estimates of loss reserves due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for the Company’s reserves in total. The estimated variation in reserves due to changes in key assumptions is a reasonable estimate of possible variation that may occur in the future, likely over a period of several calendar years. It is important to note that the variation discussed is not meant to be a worst-case scenario, and therefore, it is possible that future variation may be more than the amounts discussed below.
Recorded reserves for workers’ compensation, net of reinsurance, are $5.7 billion across Business Insurance and Specialty Commercial. The two most important assumptions for workers’ compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers’ compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance (“NCCI”) data suggests that the annual growth in industry medical claim costs has varied from -2% to +12% since 1991. This data shows that medical inflation has been highly variable over the past decade. Across the entire workers’ compensation reserve base, a 1 point change in calendar year medical inflation would change the estimated net reserve by $600, in either direction.
Recorded reserves for auto liability, net of reinsurance, are $2.2 billion across all lines, $1.5 billion of which is in Personal Lines. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to the Company’s results of operations in any given period. The key assumption for Personal Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A review of Insurance Services Office (“ISO”) data suggests that annual growth in industry severity since 1999 has varied from +1% to +6%. The ISO data shows recent severity changes to be in the middle of this range. A 2.5 point change in assumed annual severity is within historical variation for the industry and for the Company. A 2.5 point change in assumed annual severity for the two most recent accident years would change the estimated net reserve need by $70, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.
Recorded reserves for general liability, net of reinsurance, are $2.1 billion across Business Insurance and Specialty Commercial. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 10%, a change that is within historical variation, the estimated net reserve need would change by $300, in either direction. A 10% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Similar to general liability, assumed casualty reinsurance is affected by reported loss development pattern assumptions. In addition to the items identified above that would affect both direct and reinsurance liability claim development patterns, there is also an impact to assumed reporting patterns for any changes in claim notification from ceding companies to the reinsurer. Recorded net reserves for HartRe assumed reinsurance business, excluding asbestos and environmental liabilities, within Other Operations were $813 as of December 31, 2006. If the reported loss development patterns underlying the Company’s net reserves for HartRe assumed casualty reinsurance change by 10%, the estimated net reserve need would change by $254, in either direction. A 10% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
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
In establishing reserves for asbestos claims, the Company evaluates its insureds’ estimated liabilities for such claims using a ground-up approach. The Company considers a variety of factors, including the jurisdictions where underlying claims have been brought, past, pending and anticipated future claim activity, disease mix, past settlement values of similar claims, dismissal rates, allocated loss adjustment expense, and potential bankruptcy impact.
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
Once the gross ultimate exposure for indemnity and allocated loss adjustment expense is determined for its insureds by each policy year, the Company calculates its ceded reinsurance projection based on any applicable facultative and treaty reinsurance and the Company’s experience with reinsurance collections.
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
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. Plaintiffs and insureds also have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.
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
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2006 of $2.57 billion ($2.25 billion and $322 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.99 billion to $3.05 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of Notes to Consolidated Financial Statements. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
Total Property & Casualty Reserves, Net of Reinsurance
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty businesses at December 31, 2006 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity.
Life Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits (“PVFP”) is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2006 and December 31, 2005, the carrying value of the Company’s Life DAC asset was $9.1 billion and $8.6 billion, respectively. Of those amounts, $4.4 billion and $4.5 billion related to individual variable annuities sold in the U.S., $1.4 billion and $1.2 billion related to individual variable annuities sold in Japan and $2.1 billion and $1.9 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves. Components of EGPs are used to determine reserves for guaranteed minimum death and income benefits. For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other measures for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2006, 2005 and 2004 was an increase to amortization of $41, $18 and $16, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current aggregate separate account return assumption is approximately 8.0% (after fund fees, but before mortality and expense charges) for U.S. products and 5.0% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. The overall actual return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,418 on December 29, 2006), although no assurance can be provided that this correlation will continue in the future.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Estimating future gross profits is important not only for determining the amortization of DAC but also in the accounting and valuation of sales inducement assets, unearned revenue reserves and guaranteed minimum death and income benefit reserves. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.

During the fourth quarter of 2006, the Company refined its estimation process for DAC amortization and completed a comprehensive study of assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits in the third quarter of 2007 and at least annually thereafter.
Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the guaranteed minimum death and income benefit reserving models. The cumulative balance of DAC as well as sales inducement assets, unearned revenue reserves and guaranteed minimum death and income benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates of account value growth and EGPs. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates of account value growth and EGPs.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of a reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. A similar approach is used for variable universal life business.
Unlock and Sensitivity Analysis
As described above, during the fourth quarter of 2006, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The impact on the Company’s assets and liabilities as a result of the unlock during the fourth quarter was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total

Retail Products Group	$(70)	$5	$(10)	$3	$(72)
Retirement Plans	20	—	—	—	20
Individual Life	(49)	31	—	—	(18)
International — Japan Annuity	26	—	27	—	53
Life — Other	(46)	—	—	—	(46)
Corporate	(13)	—	—	—	(13)

Total	$(132)	$36	$17	$3	$(76)

[1]	As a result of the unlock, death benefit reserves, in the Retail Products Group, increased $294, offset by an increase of $279 in reinsurance recoverables.
As a result of the unlock in the fourth quarter of 2006, the Company expects total Company DAC amortization to be lower than it would have been in 2007 if the unlock had not occurred. This effect of the lower DAC amortization in 2007 is expected to result in an increase to net income of approximately $12, after-tax, of which approximately $6 relates to Retail Products Group. The impact on amortization in 2007 for other segments is immaterial.
The Company performs sensitivity analyses with respect to the effect certain assumptions have on our DAC balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective DAC balances in total. The following tables depict the estimated sensitivities for U.S. variable annuities and Japan variable annuities DAC:

U.S. Variable Annuities

(Increasing separate account returns and decreasing lapse rates result in benefits. Decreasing separate accounts and increasing lapse rates result in charges.)	Effect on DAC if
unlocked (after-tax)[1]

If actual separate account returns were 1% above or below our estimated return	$20 - $30
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$20 - $30 [2]
If we changed our future separate account return rate by 1% from our estimated future return	$60 - $70
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$70 - $80 [2]

Japan Variable Annuities

(Increasing separate account returns and decreasing lapse rates result in benefits. Decreasing separate accounts and increasing lapse rates result in charges.)	Effect on DAC if
unlocked (after-tax)[1]

If actual separate account returns were 1% above or below our aggregated estimated return	$1 - $10
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$1 - $10 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$1 - $10
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$12 - $22 [2]

[1]	These sensitivities do not include the estimated impacts on sales inducement assets, unearned revenue reserves and death and income benefit reserves and are not reflective of any future refinements to the Company’s gross profit estimation process. The Company’s DAC models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist throughout a full 12 month period. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases and are most accurate for small changes in assumptions. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2006, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 53% and 70%, respectively, before portions of its DAC asset would be unrecoverable.
Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The fair value of the GMWB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of decreasing the GMWB asset as of December 31, 2006 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future increasing mortality, future increasing usage of the step-up feature and decreases in lapses will all have the effect of decreasing the GMWB asset as of December 31, 2006 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of increasing the GMWB asset as of December 31, 2006 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. Upon adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (SFAS 157) the Company will revise many of the assumptions used to value GMWB. See Note 1 in Notes to Consolidated Financial Statements for a discussion of SFAS 157.
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
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows.
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
Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
For certain securitized financial assets with contractual cash flows including asset-backed securities, (“ABS”), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
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

Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations, currently available market and industry data and consultation with its plan actuaries. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 5.75% was the appropriate discount rate as of December 31, 2006 to calculate the Company’s benefit liability. Accordingly, the 5.75% discount rate will also be used to determine the Company’s 2007 pension and other postretirement expense. At December 31, 2005, the discount rate was 5.50%.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over rolling 5 year and 10 year periods, balanced along with future long-term return expectations that generally anticipate an investment mix of 60% equity securities and 40% fixed income securities. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies market return assumptions, utilized in Life’s DAC analysis, to an investment mix that generally anticipates 60% equity securities and 40% fixed income securities to derive an expected long-term rate of return. Based upon this analysis, the portfolio’s historical rates of return and management’s outlook with respect to market returns and the planned asset mix, management maintained the long-term rate of return assumption at 8.00% as of December 31, 2006. This assumption is used to determine the Company’s 2007 expense. The long-term rate of return assumption at December 31, 2005 was 8.00%.
To illustrate the impact of these assumptions on annual pension and other postretirement expense for 2007 and going forward, a 25 basis point change in the discount rate will increase/decrease pension and other postretirement expense by approximately $15 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension and other postretirement expense by approximately $9.
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

CONSOLIDATED RESULTS OF OPERATIONS

	For the Years Ended December 31,
Operating Summary	2006	2005	2004

Earned premiums	$15,023	$14,359	$13,566
Fee income	4,739	4,012	3,471
Net investment income
Securities available-for-sale and other	4,691	4,384	4,144
Equity securities held for trading [1]	1,824	3,847	799

Total net investment income	6,515	8,231	4,943
Other revenues	474	464	437
Net realized capital gains (losses)	(251)	17	291

Total revenues	26,500	27,083	22,708

Benefits, losses and loss adjustment expenses [1]	15,042	16,776	13,640
Amortization of deferred policy acquisition costs and present value of future profits	3,558	3,169	2,843
Insurance operating costs and expenses	3,252	3,227	2,776
Interest expense	277	252	251
Other expenses	769	674	675

Total benefits, losses and expenses	22,898	24,098	20,185

Income before income taxes and cumulative effect of accounting change	3,602	2,985	2,523
Income tax expense	857	711	385

Income before cumulative effect of accounting change	2,745	2,274	2,138
Cumulative effect of accounting change, net of tax [2]	—	—	(23)

Net income	$2,745	$2,274	$2,115

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	For the year ended December 31, 2004, represents the cumulative impact of the Company’s adoption of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”).

Net Income (Loss) by Operation and Life Segment	2006	2005	2004

Life
Retail	$628	$622	$503
Retirement Plans	109	75	66
Institutional	99	88	68
Individual Life	170	166	155
Group Benefits	303	272	229
International	246	96	39
Other	(114)	(115)	322

Total Life	1,441	1,204	1,382

Property & Casualty
Ongoing Operations	1,554	1,165	955
Other Operations	(35)	71	(45)

Total Property & Casualty	1,519	1,236	910

Corporate	(215)	(166)	(177)

Net income	$2,745	$2,274	$2,115

Ongoing Operations Underwriting Results by Segment	2006	2005	2004

Business Insurance	$618	$396	$360
Personal Lines	429	460	138
Specialty Commercial	64	(165)	(53)

Operating Results
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased $471 due to the following:
•	Property & Casualty net income increased $283, as a result of a $389 increase in Ongoing Operations’ net income, partially offset by a decrease in Other Operations’ results from net income of $71 in 2005 to a net loss of $35 in 2006. Ongoing Operations’ net income increased due to increases in underwriting results and net investment income, partially offset by a decrease in net realized capital gains. The increase in Ongoing Operations’ underwriting results was principally due to lower current accident year catastrophe losses, lower insurance operating costs and expenses due to a change in estimated Florida Citizens assessments, a change to net favorable prior accident year loss development and the effect of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005. The net loss in Other Operations was primarily a result of prior year reserve development of $243, pre-tax, recorded in 2006, resulting from the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities.

•	Life’s net income increased $237 primarily due to growth in assets under management resulting from market growth and strong sales along with higher earned premiums. Also contributing to Life’s increased net income were the following:
•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance policies in the early to mid-1990s. The Company reduced its estimate of the ultimate cost of these cases in 2006. This reserve reduction resulted in an after-tax benefit of $34.

•	A charge of $102, after-tax, recorded in 2005 in Life to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	During 2005, the Company recorded an after-tax expense of $46, related to the termination of a provision of an agreement with a mutual fund distribution partner of the Company’s retail mutual funds.

•	Partially offsetting the increase in Life’s net income was a $63, after-tax, charge related to the DAC unlock. See the Critical Accounting Estimates section of the MD&A for further information on the DAC unlock.
Total revenues decreased $583 primarily due to the following:
•	A decrease in net investment income of $1.7 billion, driven primarily by a $2.0 billion decrease in net investment income on the Company’s equity securities, held for trading. The underlying fund performance of assets supporting the Company’s Japanese variable annuity business was not as strong in 2006 as compared to 2005, resulting in a decrease in net investment income from equity securities, held for trading. The increase in net investment income on securities available-for-sale and other of $307 was primarily due to income earned on higher average invested assets base, increase in interest rates and a change in asset mix to a greater investment in mortgage loans and limited partnerships.

•	Net realized capital losses occurred in 2006 as compared to gains in 2005, primarily as a result of a higher interest rate environment. The components that drove the increase in net losses during the year ended December 31, 2006 included net losses on sales of fixed maturity securities and other-than-temporary impairments.
Partially offsetting the decrease in total revenues were the following:
•	Fee income increased $727 as a result of increases in the Life operation’s Retail and International segments. The increase in fee income occurred primarily as the result of growth in average account values.

•	Earned premium increased $664 as a result of $387 from Life operations and $277 from Property & Casualty operations. The increase in Life earned premiums was primarily related to Group Benefits where the increase was driven by year-to-date sales (excluding buyouts) growth, particularly in group life insurance. Contributing to the growth in Property & Casualty earned premium was a $73 reduction of earned premium in 2005 due to catastrophe treaty reinstatement premium payable to reinsurers as a result of losses from the 2005 hurricanes. Apart from the effect of the reinstatement premium in 2005, the growth was primarily driven by new business premium outpacing non-renewals over the last six months of 2005 and the full year of 2006 and the effect of earned pricing increases in homeowners, partially offset by an increase in reinsurance costs. Growth in Business Insurance and Personal Lines earned premium was partially offset by a decrease in Specialty Commercial earned premium.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income increased $159 primarily due to the following:
•	An increase in Property & Casualty net income of $326, driven primarily by improved underwriting results in the Personal Lines and Other Operations segments, increased net investment income, and a reduction in other expenses; partially offset by a decrease in net realized capital gains. The improved underwriting results in Personal Lines was driven primarily by a reduction in current year catastrophe losses, a reduction in net unfavorable prior accident year loss reserve development and earned premium growth.

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
•	An increase in net income for Retail of $119, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year periods.

•	An increase in net income for International of $57, principally driven by higher fee income and investment spread in Japan derived from a 78% increase in the assets under management.

•	An increase in net income for the Group Benefits segment of $43, driven primarily by higher earned premiums and net investment income as well as a favorable loss ratio.
Partially offsetting these increases were:
•	A $216 tax benefit recorded in 2004 to reflect the effect of the IRS audit settlement on tax years prior to 2004.

•	A charge of $102, after-tax, recorded in 2005 in Life to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	An after-tax expense of $46 recorded in Life during 2005, related to the termination of a provision of an agreement with a mutual fund distribution partner of the Company’s retail mutual funds.
Total revenues increased $4.4 billion primarily due to the following:
•	An increase of $3.3 billion in net investment income, driven primarily by a $3.0 billion increase in net investment income on the Company’s equity securities, held for trading. Also contributing to the increase was a higher average invested asset base.

•	An increase of $793 in earned premiums. Earned premium growth of $486 in Business Insurance was primarily driven by new business premium growth outpacing non-renewals in the prior 12 months. Earned premium growth of $165 in Personal Lines was primarily driven by new business growth outpacing non-renewals in auto and the effect of earned pricing increases in homeowners. Earned premiums and other increased $158 in Group Benefits primarily due to increased sales, particularly in group disability, and continued strong persistency.

•	An increase of $541 in fee income primarily driven by increased individual annuity assets under management in the United States and Japan.
Partially offsetting these increases was a decrease of $274 in net realized capital gains primarily due to lower net gains on the sale of fixed maturity securities, losses associated with GMWB derivatives, Japanese fixed annuity contract hedges and periodic net coupon settlements. These losses were offset in part by changes in the value of non-qualifying foreign currency swaps.
Net Realized Capital Gains and Losses
See “Investment Results” in the Investments section.
Income Taxes
The effective tax rate for 2006, 2005 and 2004 was 24%, 24% and 15%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% for 2006 and 2005 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). For 2004, the principal causes were tax exempt interest earned on invested assets, the separate account DRD and the tax benefit associated with the settlement of the 1998-2001 IRS audit. Income taxes paid in 2006, 2005 and 2004 were $179, $447 and $32, respectively. For additional information, see Note 13 of Notes to Consolidated Financial Statements.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, the utilization of capital loss carry forwards at the mutual fund level and appropriate levels of taxable income.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to the actual FTC’s passed through by the mutual funds.

Earnings Per Common Share
The following table represents earnings per common share data for the past three years:

	2006	2005	2004
| | |
Basic earnings per share	$8.89	$7.63	$7.24
Diluted earnings per share	$8.69	$7.44	$7.12
Weighted average common shares outstanding (basic)	308.8	298.0	292.3
Weighted average common shares outstanding and
dilutive potential common shares (diluted)	315.9	305.6	297.0

Outlooks
The Hartford provides projections and other forward-looking information in the “Outlook” sections within MD&A. The “Outlook” sections contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each “Outlook” section and in Item 1A, Risk Factors.
Outlook
Life
To a large extent, the future profitability of Life will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread on general account products. Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy.
Competition has increased substantially in the variable annuities market with most major variable annuity writers now offering living benefits such as GMWB riders. The highly competitive environment in this market and the success of these riders and any new product will ultimately be based on customer acceptance. Future sales and revenues will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract. The Company’s strategy in 2007 revolves around introducing new products and continually evaluating the portfolio of products currently offered. As a result, sales may be lower than the level of sales attained in 2006 when considering the highly competitive environment, the risk of disruption on new sales from product offering changes, customer acceptance of new products and the effect on the distribution related to product offering changes.
In 2007, Life will begin selling mutual fund based products in the 401(k) market that will increase Life’s ability to grow assets under management in the medium size 401(k) market. Life will also be selling mutual fund based products in the 403(b) market as it looks to grow assets in a highly competitive environment. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in these markets, additional investments in service and technology will occur.
The Institutional Investment Products (“IIP”) markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits, therefore the Company may not be able to sustain the level of assets under management growth attained in 2006. The Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
IIP has launched new products in 2006 to provide solutions that deal specifically with longevity risk, and will continue to introduce products in 2007. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporation’s defined benefit liabilities. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.
Individual Life continues to focus on its core distribution model of sales through financial advisors, while also pursuing growth opportunities through other distribution sources such as independent life professionals. Variable universal life sales and account values remain sensitive to equity market levels and returns. Individual Life continues to face uncertainty surrounding estate tax legislation, a high level of competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees, which may negatively affect Individual Life’s future earnings.
The increased scale of the group life and disability operations and the expanded distribution network for its products and services has generated strong premium and sales growth in 2006. Management is committed to selling competitively priced products that meet the

Company’s internal rate of return guidelines and sales may be negatively affected by the competitive pricing environment in the marketplace. Although sales may fluctuate from year to year, the Company has experienced consistent premium growth over the past few years which results from the combination of sales, renewal pricing and persistency.
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
Management continues to be optimistic about growth potential of the retirement savings market in Japan. Several trends such as an aging population, longer life expectancies and declining birth rate leading to a smaller number of younger workers to support each retiree have resulted in greater need for an individual to plan and adequately fund retirement savings.
Competition has continued to increase in the Japanese market with the most significant competition the result of the strengthening of domestic competitors. This competition has resulted in changes in key distribution relationships that have negatively impacted current year deposits and could potentially impact future deposits. The Company continues to focus its efforts on strengthening our distribution relationships and improving our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. In the first quarter 2007, the Company is launching a new variable annuity product to complement its existing variable annuity product offerings. The success of the Company’s enhanced product offering will ultimately be based on customer acceptance in an highly competitive environment.
The Company will adopt Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications of Exchanges of Insurance Contracts” (“SOP 05-1”) on January 1, 2007. The Company expects the cumulative effect upon adoption of SOP 05-1 to be $50 to $65, after-tax, which will be recorded as a reduction in retained earnings as of January 1, 2007. In addition, the Company expects an after-tax reduction in net income, in 2007, of $15 to $25 assuming the level of internal replacement activity in 2007 is consistent with prior years.
Property & Casualty
In 2007, management expects continued growth in written and earned premiums in Business Insurance and Personal Lines and a return to written premium growth in Specialty Commercial.
Within Business Insurance, management expects written premium to grow 2% to 5% in 2007, comprised of 4% to 7% growth in small commercial and no growth in middle market. Growth in small commercial is expected to primarily come from an increase in agency appointments, better segmented pricing and improved product features. As competition among P&C insurers puts downward pressure on prices in Business Insurance, the Company’ may non-renew some accounts or decide to write less new business.
The Personal Lines segment is expected to deliver written premium growth of 4% to 7% in 2007, including growth from both AARP and Agency. The Company expects personal auto written premium to increase 3% to 6% and homeowners’ written premium to increase 7% to 10% as management expects that growth from Agency business will be largely driven by an increase in the number of agency appointments and growth in AARP business will be largely driven an increase in marketing to AARP members.
Within Specialty Commercial, management expects written premium growth of 3% to 6% in 2007, driven by increases in property, casualty and professional liability, fidelity and surety.
Lines of business within Business Insurance and Personal Lines experienced either lower written price increases or a continuation of written price declines in 2006. Despite the downward pressure on rates, the Company expects market pricing to remain largely rational in 2007, although underwriting margins will likely lessen as loss costs outpace earned pricing increases. Management believes that 2006 represented the peak year of profitability in the underwriting cycle. Across Business Insurance and Personal Lines, management expects that loss costs will increase in 2007 as claim frequency is expected to be less favorable than in 2006 and claim severity is expected to increase. Due to the earned pricing and loss cost trends, management expects that, in 2007, the current accident year loss and loss adjustment expense ratio before catastrophes will increase in Business Insurance. While Personal Lines earned pricing and loss cost trends are expected to be less favorable in 2007, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to remain relatively unchanged as underwriting results will benefit from the sale of Omni, which generated an underwriting loss of $52 in 2006. Within Specialty Commercial, management expects that current accident year underwriting results before catastrophes in 2007 will be relatively consistent with results in 2006.
Current accident year catastrophe losses in 2006, at 1.9 percent of Ongoing Operations’ earned premium, were lower than the long-term historical average. While catastrophe losses vary significantly from year to year and are unpredictable, management has assumed that catastrophe losses in 2007 will be closer to 3.0% to 3.5% of earned premium. Despite a mild hurricane season and a relatively low level of catastrophe losses in 2006, the Company will continue to manage its exposure to catastrophe losses through the ongoing assessment of its risk, disciplined underwriting and the use of reinsurance and other risk transfer alternatives, as appropriate. As of January 1, 2007, the Company’s retention under its principal property catastrophe reinsurance program was increased from $175 to $250 per catastrophe event, although under certain conditions, the Company’s loss retention from a single event could be reduced to

$200 for a second or subsequent event. With the January 1 renewal, the cost of the company’s principal property catastrophe reinsurance program increased by approximately 28%.
The expense ratio is expected to increase slightly in 2007 since the 2006 expense ratio benefited from a $41 reduction in Florida Citizens assessments. In addition, the expense ratio in 2007 will likely reflect an increase in spending for AARP marketing initiatives and investments in technology. As a result of less favorable or unfavorable earned pricing changes and increases in loss costs and underwriting expenses, the Company expects an Ongoing Operations’ combined ratio before catastrophes and prior accident year development of between 87.5 and 90.5 in 2007, compared to 88.0 in 2006. Likewise, P&C operating cash flow is expected to be less favorable than in 2006, although still very positive. Management expects a mid-single digit increase in net investment income in 2007, driven by net underwriting cash inflows and a change in asset mix. Based upon current market forward interest rate expectations and an expectation of moderating partnership income, management expects the after-tax investment yield for Property & Casualty to be about 4.0% in 2007, consistent with an after-tax yield of 4.1% in 2006.
The Other Operations segment will continue to manage the discontinued operations of the Company as well as claims (and associated reserves) related to asbestos, environmental and other exposures. The Company will continue to review various components of all of its reserves on a regular basis.
LIFE
Executive Overview
Life provides retail and institutional investment products such as variable and fixed annuities, mutual funds, PPLI, and retirement plan services, individual life insurance and group benefit products, such as group life and group disability insurance.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Retirement Plans offers retirement plan products and services to corporations and municipalities under Section 401(k), 403(b) and 457 plans.
Institutional primarily offers institutional liability products, including stable value products and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals. Within stable value, Institutional has an investor note program that offers both institutional and retail investor notes. Institutional and Retail notes are sold as funding agreement backed notes through trusts and may also be issued directly from the Company to investors. Institutional also offers mutual funds to institutional investors. Furthermore, Institutional offers additional individual products including structured settlements, consumer notes and single premium immediate annuities and longevity assurance.
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
International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
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
Life’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of deferred policy acquisition costs, expenses related to selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.
Life’s profitability in its variable annuity, mutual fund and, to a lesser extent, variable universal life businesses, depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as: variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. Life uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. An immediate significant downturn in the financial markets could result in a charge against deferred acquisition costs. See the Critical Accounting Estimates section of the MD&A for further information on DAC unlocks.
The profitability of Life’s fixed annuities and other “spread-based” products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of deferred policy acquisition costs.
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

	As of and for the years ended December 31,
Product/Key Indicator Information	2006	2005	2004

United States Individual Variable Annuities

Account value, beginning of period	$105,314	$99,617	$86,501
Net flows	(3,150)	(881)	5,471
Change in market value and other	12,201	6,578	7,645

Account value, end of period	$114,365	$105,314	$99,617

Retail Mutual Funds

Assets under management, beginning of period	$29,063	$25,240	$20,301
Net sales	5,659	1,335	2,505
Change in market value and other	3,814	2,488	2,434

Assets under management, end of period	$38,536	$29,063	$25,240

Retirement Plans

Account value, beginning of period	$19,317	$16,493	$13,571
Net flows	2,545	1,618	1,636
Change in market value and other	1,713	1,206	1,286

Account value, end of period	$23,575	$19,317	$16,493

Individual Life Insurance
Variable universal life account value, end of period	$6,637	$5,902	$5,356
Total life insurance in-force	164,227	150,801	139,889

S&P 500 Index
Year end closing value	1,418	1,248	1,212
Daily average value	1,310	1,208	1,131

Japan Annuities

Account value, beginning of period	$26,104	$14,631	$6,220
Net flows	4,393	10,857	7,249
Change in market value and other	846	616	1,162

Account value, end of period	$31,343	$26,104	$14,631

Year ended December 31, 2006 compared to year ended December 31, 2005
•	The increase in U.S. variable annuity account values can be attributed to market growth during 2006.

•	Net flows for the U.S. variable annuity business were negative and have worsened from prior year levels resulting from higher surrenders outpacing increased deposits.

•	Mutual Fund net sales increased substantially over the prior year as a result of focused wholesaling efforts and favorable fund and equity market performance.

•	The increase in Retirement Plans’ account values is due to positive net flows over the past year due to higher deposits and market appreciation.

•	Individual Life variable universal life account value increased due primarily to premiums, deposits and market appreciation. Life insurance inforce increased from December 31, 2005 due to business growth.

•	Japan annuity account values as of December 31, 2006 were higher as a result of positive net flows and fund performance, offset by the effects of currency translation. Japan net flows have decreased from the prior year due to increased competition.

•	Changes in market value were based on market conditions and investment management performance in 2006.
Year ended December 31, 2005 compared to year ended December 31, 2004
•	The increase in U.S. variable annuity account values can be attributed to market growth during 2005.

•	Net flows and net deposits for the U.S. variable annuity and retail mutual fund businesses decreased in particular, as variable annuity net flows and mutual fund net sales were negatively affected due to lower sales levels and higher surrenders due to increased competition.

•	Changes in market value were based on market conditions and investment management performance in 2005.

•	Japan annuity account values and net flows grew as a result of strong deposits and significant market growth in 2005.
Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on securities and earnings on partnership investments. In addition, insurance type contracts such as those sold by Group Benefits (discussed below) collect and invest premiums to pay for losses specified in the particular insurance contract and those sold by Institutional, collect and invest premiums for certain life contingent benefits. For these insurance products the investment spread is reflected in net investment income and policyholder benefits. Finally, the return of the funds underlying the Japan variable annuities is reported in net investment income in Other with an offsetting amount credited to those contractholders in interest credited. The net investment income and interest credited from the Japan variable annuities will be volatile due to the volatile performance of the funds and, similar to returns on U.S. separate account assets, accrues to the benefit of the policyholders, not the Company.

	For the years ended December 31,
Net Investment Income	2006	2005	2004
| | |
Retail	$839	$933	$1,011
Retirement Plans	326	311	306
Institutional	1,003	802	664
Individual Life	324	305	303
Group Benefits	415	398	373
International	123	75	11
Other	1,978	4,021	1,007

Total net investment income	$5,008	$6,845	$3,675

Interest Credited on General Account Assets

Retail	$640	$717	$841
Retirement Plans	208	197	186
Institutional	522	383	300
Individual Life	237	225	216
International	21	14	(1)
Other	1,925	4,135	939

Total interest credited on general account assets	$3,553	$5,671	$2,481

Year ended December 31, 2006 compared to year ended December 31, 2005
•	Net investment income and interest credited on general account assets in Retail declined due to a decline in general account assets as a result of surrenders on market value adjusted (“MVA”) fixed annuity products at the end of the guarantee period. Also contributing to the decline in general account assets were transfers within variable annuity products from the general account to separate account funds.

•	Net investment income and interest credited on general account assets in Institutional increased primarily due to an increase in general account assets as a result of sales in the Company’s funding agreement backed Investor Notes program.

•	Net investment income and interest credited in Other decreased due to a decrease in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $345 and $212 for the years ended December 31, 2006 and 2005, respectively. These amounts need to be deducted from net investment income to understand the net interest spread on these businesses because these contracts are accounted for as traditional insurance products.
Year ended December 31, 2005 compared to year ended December 31, 2004
•	Net investment income and interest credited in Other increased due to $3.8 billion increase in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in Retail declined due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program, partially offset by surrenders in the PPLI business.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $292 and $279 for the years ended December 31, 2005 and 2004, respectively. These amounts need to be deducted from net investment income to understand the net interest spread on these businesses because these contracts are accounted for as traditional insurance products.
Premiums
As discussed above, traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policy holder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefits, typically January 1 or July 1. Persistency is the percentage of insurance policies remaining in force from year to year as measured by premiums.

	For the years ended December 31,
Group Benefits	2006	2005	2004
| | |
Total premiums and other considerations	$4,150	$3,810	$3,652
Fully insured ongoing sales (excluding buyouts)	861	779	632
Persistency [1]	87%	87%	85%

[1]	The persistency rate represents group life and disability business sold to employer groups, which accounts for, on average, 72% to 75% of in-force premiums.
•	Earned premiums and other considerations include $12, $27 and $4 in buyout premiums for the years ended December 31, 2006, 2005 and 2004 respectively. The increase in premiums and other considerations for Group Benefits in 2006 compared to 2005 was driven by sales growth of 11%. The increase in premiums and other considerations for Group Benefits in 2005 compared to 2004 was driven by sales growth of 23%.
Expenses
There are three major categories for expenses. The first major category of expenses is benefits and losses. These include the costs of mortality and morbidity, particularly in the group benefits business, and mortality in the individual life businesses, as well as other contractholder benefits to policyholders. In addition, traditional insurance type products generally use a loss ratio which is expressed as the amount of benefits incurred during a particular period divided by total premiums and other considerations, as a key indicator of underwriting performance. Since Group Benefits occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the business as buyouts may distort the loss ratio.
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

	For the years ended December 31,
Retail	2006		2005		2004

General insurance expense ratio (individual annuity)	17.2	bps	17.9	bps	18.3	bps
DAC amortization ratio (individual annuity)	58.1%		49.6%		50.9%
Insurance expenses, net of deferrals	$995		$869		$687

Individual Life
Death benefits	$251		$241		$245
Insurance expenses, net of deferrals	$179		$167		$164

Group Benefits
Total benefits and losses	$3,002		$2,794		$2,703
Loss ratio (excluding buyout premiums)	72.3%		73.1%		74.0%
Insurance expenses, net of deferrals	$1,102		$1,022		$989
Expense ratio (excluding buyout premiums)	27.6%		27.8%		27.7%

International — Japan
General insurance expense ratio	49.1	bps	68.6	bps	92.1	bps
DAC amortization ratio	29.0%		41.4%		56.6%
Insurance expenses, net of deferrals	$159		$148		$83

•	Individual annuity’s asset growth in 2006 and 2005 decreased individual annuity’s expense ratio to a level lower than prior years.

•	The ratio of individual annuity DAC amortization increased due to the DAC unlock in 2006. Excluding the DAC unlock, the ratio was 50.8%, slightly higher than 2005 and consistent with 2004.

•	Individual Life death benefits increased 4% in 2006 primarily due to a larger insurance inforce. Individual Life Insurance expenses, net of deferrals increased 7% for 2006 consistent with the growth of life insurance inforce. Death benefits decreased in 2005 as compared to 2004 due to favorable mortality in 2005.

•	The Group Benefits loss ratio, excluding buyouts, for 2006 decreased due to favorable mortality experience, partially offset by unfavorable morbidity experience. Loss ratios experience volatility in period over period comparisons due to fluctuations in mortality and morbidity experience.

•	The Group Benefits loss ratio, excluding buyouts, for 2005, decreased due to favorable mortality and morbidity experience, as compared to 2004.

•	International’s expense ratio continued to decline in 2006 as Japan further leveraged the existing infrastructure as it attains economies of scale.

•	The International DAC amortization ratio decreased due to the DAC unlock in 2006. Excluding the DAC unlock, the ratio was down slightly to 38.8%.
Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after tax margin is a key indicator of overall profitability.

Ratios	2006	2005	2004

Retail
Individual annuity return on assets (“ROA”)	47.6 bps	54.6 bps	44.8 bps
Group Benefits
After-tax margin (excluding buyouts)	7.3%	7.2%	6.3%
International — Japan
International return on assets (“ROA”)	93.0 bps	59.2 bps	34.5 bps

•	Individual annuity’s ROA decreased primarily due to the DAC unlock in 2006. Excluding the DAC unlock, ROA was 53.6 bps in 2006. Contributing to the decline was an increase in trail commissions. Individual annuity’s ROA increased for 2005, compared to the prior year. In particular, variable annuity fees and fixed annuity general account spreads each increased for 2005 compared to the prior year. The increase in the ROA can be attributed to the increase in account values and resulting increased fees including GMWB rider fees without a corresponding increase in expenses, while the increase in fixed annuity general account spread resulted from fixed annuity contracts that were repriced upon the contract reaching maturity. Also, contributing to a higher ROA in 2005 is an increase in the separate account dividends received deduction (“DRD”) tax benefit compared to 2004.
•	The improvement in the Group Benefits after-tax margin for 2006 was primarily due to an improvement in the loss and expense ratios partially offset by a lower net investment income rate and higher income tax expense. The improvement in the Group Benefits after tax margin for 2005 as compared to 2004 was primarily due to the favorable loss ratios and higher net investment income.
•	International’s ROA increased significantly in 2006 primarily due to the DAC unlock and the leveraging of its existing infrastructure through disciplined expense management. Excluding the DAC unlock, ROA was 74 bps in 2006.

Life Operating Summary	2006	2005	2004

Earned premiums	$4,590	$4,203	$4,072
Fee income	4,726	4,000	3,464
Net investment income
Securities available-for-sale and other	3,184	2,998	2,876
Equity securities held for trading [1]	1,824	3,847	799

Total net investment income	5,008	6,845	3,675
Other revenues	—	—	—
Net realized capital gains (losses)	(260)	(25)	164

Total revenues	14,064	15,023	11,375

Benefits, losses and loss adjustment expenses [1]	8,040	9,809	6,630
Amortization of deferred policy acquisition costs and present value of future profits	1,452	1,172	993
Insurance operating costs and other expenses	2,708	2,522	2,145
Total benefits, losses and expenses	12,200	13,503	9,768

Income before income taxes and cumulative effect of accounting change	1,864	1,520	1,607
Income tax expense	423	316	202

Income before cumulative effect of accounting change	1,441	1,204	1,405
Cumulative effect of accounting change, net of tax [2]	—	—	(23)

Net income	$1,441	$1,204	$1,382

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	For the year ended December 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
Year ended December 31, 2006 compared to the year ended December 31, 2005
The change in Life’s net income was due to the following:
•	Net income increased primarily due to growth in assets under management resulting from market growth and sales, along with higher earned premiums in Group Benefits. The increase in net investment income was primarily due to income earned on higher average invested assets base, an increase in interest rates and a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships). The increase in average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales.

•	Net realized capital losses were larger in the year ended December 31, 2006 compared to 2005 primarily due to rising interest rates. Components of the increased realized losses included increased other than temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), losses on non-qualifying derivatives and net losses on sales of investments.

•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	During 2005, the Company recorded an after-tax expense of $46, related to the termination of a provision of an agreement with a mutual fund distribution partner of the Company’s retail mutual funds.

•	Life recorded an after-tax charge of $102 in 2005 to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC, and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

Year ended December 31, 2005 compared to the year ended December 31, 2004
The change in Life’s net income was due to the following:
•	Life recorded an after-tax charge of $102 in 2005 to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC, and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	Life recorded an after-tax expense of $46 in 2005, which related to the termination of a provision of an agreement with a mutual fund distribution partner.

•	The effective tax rate was 21% for Life operations for the current year as compared to an effective tax rate of 13% for Life operations for the respective prior year period. The 2005 higher effective tax rate was attributed to the absence of the 2004 tax benefit of $190 offset by an increase in the DRD tax benefit of $50.
Partially offsetting the decreases to earnings discussed above was:
•	Net income increased due to growth in assets under management resulting from sales as well as higher premium and favorable loss ratios in Group Benefits.

•	Net investment income increased for all Life segments during 2005, driven by a higher asset base and increased partnership income, as compared to the prior year.
Income Taxes
The effective tax rate for 2006, 2005 and 2004 was 23%, 21% and 13%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% for 2006 and 2005 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). For 2004, the principal causes were tax exempt interest earned on invested assets, the separate account DRD and the tax benefit associated with the settlement of the 1998-2001 IRS audit. For additional information, see Note 13 of Notes to Consolidated Financial Statements.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, the utilization of capital loss carry forwards at the mutual fund level and appropriate levels of taxable income.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to the actual FTC’s passed through by the mutual funds.

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.
RETAIL

Operating Summary	2006	2005	2004

Fee income and other	$2,697	$2,325	$2,019
Earned premiums	(86)	(52)	5
Net investment income	839	933	1,011
Net realized capital gains	7	9	—

Total revenues	3,457	3,215	3,035

Benefits, losses and loss adjustment expenses	819	895	1,074
Insurance operating costs and other expenses	995	869	687
Amortization of deferred policy acquisition costs
and present value of future profits	930	744	647

Total benefits, losses and expenses	2,744	2,508	2,408

Income before income taxes and cumulative effect of accounting change	713	707	627
Income tax expense	85	85	105

Income before cumulative effect of accounting change	628	622	522
Cumulative effect of accounting change, net of tax [1]	—	—	(19)

Net income	$628	$622	$503

Assets Under Management	2006	2005	2004

Individual variable annuity account values	$114,365	$105,314	$99,617
Individual fixed annuity and other account values	9,937	10,222	11,384
Other retail products account values	525	336	182

Total account values [2]	124,827	115,872	111,183

Retail mutual fund assets under management	38,536	29,063	25,240
Other mutual fund assets under management	1,489	1,004	641

Total mutual fund assets under management	40,025	30,067	25,881

Total assets under management	$164,852	$145,939	$137,064

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
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in the Retail segment for the year ended December 31, 2006 increased primarily due to improved fee income partially offset by higher amortization of DAC resulting from the DAC unlock during the fourth quarter of 2006. Higher fee income was driven by higher assets under management resulting primarily from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business for the year ended December 31, 2006 was mainly a result of growth in average account values. The year-over-year increase in average account values of 7% or $7.4 billion can be attributed to market appreciation of $12.2 billion during 2006. Variable annuities had net outflows of $3.2 billion for the year ended December 31, 2006 compared to net outflows of $881 for the year ended December 31, 2005. Net outflows from additional surrender activity were due to increased deposits competition, particularly from competitors offering variable annuity products with guaranteed living benefits.

•	Mutual fund fee income increased 26% for the year ended December 31, 2006 due to increased assets under management driven by market appreciation of $3.9 billion and net deposits of $5.7 billion during the year. This increase was primarily attributable to focused wholesaling efforts.

•	Despite stable general account investment spread during the year, net investment income has steadily declined for the year ended December 31, 2006 due to variable annuity transfers from the fixed account to the separate account combined with surrenders in the fixed MVA contracts. Despite these outflows, a more favorable interest rate environment during 2006 has resulted in increased deposits and a lower surrender rate due to fewer contracts up for renewal for the year ended December 31, 2006 resulting in a decrease in net outflows of $1.3 billion compared to the prior year.

•	Benefits, losses and loss adjustment expenses have decreased for the year ended December 31, 2006 due to a decline in interest credited as a result of fixed annuity outflows which decreased fixed annuity account values.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 primarily due to an increase in mutual fund commissions due to significant growth in deposits. In addition, variable annuity asset based commissions increased due to 9% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin. During 2005, the Company recorded an after-tax expense of $46, for the termination of a provision of an agreement with a distribution partner of the Company’s retail mutual funds.

•	Higher amortization of DAC resulted from the DAC unlock during the fourth quarter of 2006. The earnings impact of the DAC unlock was an increase to amortization of $72 after-tax. (For further discussion, see DAC Unlock Analysis in the Critical Accounting Estimates section of the MD&A).

•	The effective tax rate remained steady for the year ended December 31, 2006 compared to the prior year.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income in Retail increased for the year ended December 31, 2005 primarily due to improved fee income driven by higher assets under management. Assets under management increased primarily as a result of market growth. A more expanded discussion of earnings growth can be found below:
•	The increase in fee income in the variable annuity business for the year ended December 31, 2005 was mainly a result of growth in average account values. The year-over-year increase in average account values of 10% can be attributed to market appreciation of $6.6 billion during 2005. Variable annuities had net outflows of $881 for the year ended December 31, 2005 compared to net inflows of $5.5 billion for the year ended December 31, 2004. The net outflows in 2005 were due to increased surrender activity and increased competition for deposits particularly from competitors that offered guaranteed living benefits riders with their variable annuity products.

•	Mutual fund fee income increased for the year ended December 31, 2005 due to increased assets under management driven by market appreciation of $2.6 billion and net deposits of $1.3 billion. Despite the increase in assets under management, the amount of net deposits has declined for the year ended December 31, 2005 compared to the prior year. This decrease is attributed to market competition and higher redemption amounts.

•	The fixed annuity business contributed $66 of higher investment spread income in 2005 compared to 2004, excluding the cumulative effects of accounting change, due to improved investment spreads from the MVA products.

•	Benefits and losses and loss adjustment expenses have decreased for the year ended December 31, 2005 due to an increase in reserves in 2004 related to the acquisition of a block of acquired business from London Pacific Life and Annuity Company in liquidation. The increase in reserves of $62 was offset by an equivalent increase in earned premium. Also contributing to the decrease in benefits expense is a decrease in interest credited as older fixed annuity MVA business with higher credited rates matures and either lapses or renews at lower credited rates.

•	The effective tax rate decreased for the year ended December 31, 2005 compared to the prior year end due to an increase in the DRD benefit as a percentage of pre-tax income.
Partially offsetting these positive earnings drivers were the following items:
•	Throughout Retail, insurance operating costs and other expenses increased for the year ended December 31, 2005 compared to the prior year. General insurance expenses increased due to increased costs related to technology services as well as sales and marketing. In addition, the Company recorded an after-tax expense of $46, for the termination of a provision of an agreement with a mutual fund distribution partner.

•	There was higher amortization of DAC, which resulted from higher gross profits due to the positive earnings drivers as discussed above.
Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition has increased substantially in the variable annuities market with most major variable annuity writers now offering living benefits such as GMWB riders. The Company’s strategy in 2007 revolves around introducing new products and continually evaluating the portfolio of products currently offered. As a result, deposits may be lower than the level of deposits attained in 2006 due to the increasingly competitive environment, the risk of disruption on new deposits from product offering changes, customer acceptance of new products and the effect on the distribution related to product offering changes.
Individual annuity deposits of $13.1 billion in 2006 increased 14% compared to prior year levels of $11.5 billion. Significantly contributing to the Company’s variable annuity deposits since August of 2002 are GMWB riders. The highly competitive environment in this market and the success of these riders and new product development will ultimately be based on customer acceptance. Future deposits and revenues will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contracts.
The growth and profitability of the individual annuity and mutual fund businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, Life may experience stronger deposits and higher net flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to Life of individual annuities, such as guaranteed minimum death benefit (“GMDB”) and GMWB benefits. Conversely, weak equity markets may dampen deposits activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to Retail of GMDB and GMWB benefits associated with individual annuities. Life attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies, such as hedging. Future net income for Life will be affected by the effectiveness of the risk management strategies Life has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread-based products sold in the Life segment, the future growth will depend on the ability to earn targeted returns on new business given competition, retention of account values in the fixed annuity business when the contract holder’s rate guarantee expires and the future interest rate environment.
Management’s current full year projections for 2007 are as follows:
•	Variable annuity deposits of $12.0 billion to $13.0 billion

•	Fixed annuity deposits of $500 to $1.0 billion

•	Retail mutual fund deposits of $10.5 billion to $12.5 billion

•	Variable annuity outflows of $3.0 billion to $4.0 billion

•	Fixed annuity outflows of $500 to $1.0 billion

•	Retail mutual fund net sales of $4.5 billion to $5.5 billion

•	Individual annuity return on assets of 55 to 57 basis points

•	Other retail return on assets of 13 to 15 basis points
RETIREMENT PLANS

Operating Summary	2006	2005	2004
| | |
Fee income and other	$192	$152	$121
Earned premiums	19	10	10
Net investment income	326	311	306
Net realized capital gains (losses)	1	(3)	(3)

Total revenues	538	470	434

Benefits, losses and loss adjustment expenses	250	231	220
Insurance operating costs and other expenses	135	115	96
Amortization of deferred policy acquisition costs	1	26	29

Total benefits, losses and expenses	386	372	345

Income before income taxes and cumulative effect of account change	152	98	89
Income tax expense	43	23	22

Income before cumulative effect of accounting change	109	75	67
Cumulative effect of accounting change, net of tax [1]	—	—	(1)

Net income	$109	$75	$66

Assets Under Management	2006	2005	2004

Governmental account values	$11,540	$10,475	$9,962
401(k) account values	12,035	8,842	6,531

Total account values [2]	23,575	19,317	16,493
Government mutual fund assets under management [3]	—	163	756
401(k) mutual fund assets under management	1,140	947	755

Total mutual fund assets under management	1,140	1,110	1,511

Total assets under management	$24,715	$20,427	$18,004

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[3]	Government Mutual Fund assets declined to zero due to a large case surrender in 2005 and the remaining business being transferred to the Institutional segment.

The Retirement Plans segment primarily offers customized wealth creation and financial protection for corporate and government employers through its two business units, Government and 401(k).
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in the Retirement segment for the year ended December 31, 2006 increased primarily due to improved fee income combined with lower amortization of DAC resulting from the DAC unlock during the fourth quarter of 2006. Higher fee income was driven by higher assets under management resulting primarily from net flows and market growth. A more expanded discussion of earnings can be found below:
•	Fee income for 401(k) increased 34%, or $37 for the year ended December 31, 2006 compared to the prior year due to the growth in average account values. This growth is primarily driven by positive net flows of $2.0 billion during the year resulting from strong deposits. Total 401(k) deposits and net flows increased by 22% and 16%, respectively, over the prior year. The increase in average account values can also be attributed to market appreciation of $1.1 billion during the year.
•	General account spread remained stable for the year ended December 31, 2006 compared to the prior year. Overall, net investment income and the associated interest credited within benefits, losses and loss adjustment expenses each increased as a result of the growth in general account assets under management. Additionally, benefits, losses and loss adjustment expenses increased for the year ended December 31, 2006 compared to the prior year due to a large case annuitization in the 401(k) business which also resulted in a corresponding increase in earned premiums of $12.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater assets under management resulting in higher trail commissions and maintenance expenses.
•	Lower amortization of DAC resulted from a $20 benefit due to the unlocking of Retirement Plans DAC assumptions during the fourth quarter of 2006 in both the 401(k) and Government businesses of $25 and ($5) after-tax, respectively. (For further discussion, see DAC Unlock and Sensitivity Analysis in this section of the MD&A).
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income in the Retirement Plans segment increased for the year ended December 31, 2005 compared to the prior year end primarily due to higher earnings in the 401(k) business while net income for the Government business was relatively stable as positive market appreciation was largely offset by negative net flows resulting in little growth in assets under management. A more expanded discussion of earnings growth can be found below.
•	Fee income for 401(k) increased 39% or $30 for year ended December 31, 2005 compared to the prior year. This increase is a result of positive net flows from the 401(k) business of $1.8 billion over the prior year driven by strong deposits and increasing ongoing deposits contributing to the growth in 401(k) assets under management of 34% to $9.7 billion. Total 401(k) deposits and net flows increased substantially by 32% and 26%, respectively, over the prior year primarily due to the full year impact of 2004’s expansion of wholesaling capabilities and new product offerings.
•	The DAC amortization rate decreased in 2005 compared to 2004 as a result of higher profits.
Partially offsetting these positive earnings drivers were the following items:
•	General account spread decreased for both 401(k) and Governmental businesses for December 31, 2005 compared to prior year. The decrease is attributable to a decrease in the net investment income earned rate for both businesses. Average general account assets for the Retirement segment increased approximately 7% in 2005 compared to 2004, while net investment income increased only 2%. Benefits and claims expense, which mainly consists of interest credited, increased 5% for the year ended December 31, 2005 compared to prior year.
•	An increase in insurance operating costs and other expenses of $19 for the year ended December 31, 2005 was principally driven by the 401(k) business. The additional costs can be attributed to greater deposits and assets under management, resulting in a 20% increase in commissions, technology expenditures, and marketing and servicing costs supporting the segment’s business. However, the increase in 401(k) deposits has driven down the overall general insurance expense per case by over 4% compared to prior year.
Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the general account products sold largely in the Government business. As the “baby boom” generation approaches retirement, management believes these individuals will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. In 2007, Life will begin selling mutual fund based products in the 401(k) market that will increase Life’s ability to grow assets under management in the medium size 401(k) market. Life will also be selling mutual fund based products in the 403(b) market as they look to grow assets in a highly competitive environment. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in these markets, additional investments in service and technology will occur.

Management’s current full year projections for 2007 are as follows:
•	Deposits of $5.5 billion to $6.5 billion
•	Net flows of $2.0 billion to $3.0 billion
•	Return on assets of 36 to 38 basis points
INSTITUTIONAL
Operating Summary

	2006	2005	2004

Fee income and other	$124	$119	$161
Earned premiums	607	504	463
Net investment income	1,003	802	664
Net realized capital gains (losses)	(5)	(5)	3

Total revenues	1,729	1,420	1,291

Benefits, losses and loss adjustment expenses	1,484	1,212	1,116
Insurance operating costs and expenses	78	56	55
Amortization of deferred policy acquisition costs and present value of future profits	32	32	26

Total benefits, losses and expenses	1,594	1,300	1,197

Income before income taxes	135	120	94
Income tax expense	36	32	26

Net income	$99	$88	$68

Assets Under Management	2006	2005	2004

Institutional account values [1]	$22,214	$17,917	$14,599
Private Placement Life Insurance account values	26,131	23,836	22,498
Mutual fund assets under management [2]	2,567	1,528	676

Total assets under management	$50,912	$43,281	$37,773

[1]	Institutional investment product account values include transfers from Retirement Plans and Retail of $763 during 2006.

[2]	Mutual fund assets under management include transfers from the Retirement Plan segment of $178 during 2006.
Institutional primarily offers customized wealth creation and financial protection for institutions, corporate and high net worth individuals through its two business units: Institutional Investment Products (“IIP”) and PPLI.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in Institutional increased for the year ended December 31, 2006 compared to the prior year driven by higher earnings in both the IIP and PPLI businesses. A more expanded discussion of earnings can be found below:
•	Higher net investment income increased in Institutional driven by positive net flows of $2.2 billion during the year, which resulted in higher assets under management. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Note deposits for the years ended December 31, 2006 and 2005 were $2.3 billion and $2.0 billion, respectively.
•	General account spread is one of the main drivers of net income for the Institutional line of business. The increase in spread income in 2006 was driven by higher assets under management as noted above, combined with improved partnership income. For the year ended December 31, 2006 and 2005, income from partnership investments were $15 and $6 after-tax, respectively.
•	For the year ended December 31, 2006, earned premiums increased as a result of two large terminal funding cases that were sold during the period. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.
•	PPLI’s net income increased compared to prior year primarily due to asset growth in the variable business combined with increased tax benefits.
Partially offsetting these positive earnings drivers was the following item:
•	IIP operating expenses increased in the year ended December 31, 2006 due to higher costs related to the launch of new retirement products targeting the “baby boom” generation in 2006.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income in Institutional increased for the year ended December 31, 2005 compared to the prior year driven by higher earnings in both the IIP and PPLI businesses. A more expanded discussion of earnings can be found below:

•	Total revenues increased in Institutional driven by positive net flows of $2.4 billion during 2005, which resulted in higher assets under management. Net flows for Institutional increased for the year ended December 31, 2005 compared to the prior year, primarily as a result of the Company’s funding agreement backed Investor Notes program, which was launched in the third quarter of 2004. Investor Note deposits for the years ended December 31, 2005 and 2004 were $2.0 billion and $643, respectively.
•	General account spread is one of the main drivers of net income for the Institutional line of business. An increase in spread income in 2005 was driven by higher assets under management noted above, combined with improved partnership income and mortality gains related to terminal funding and structured settlement contracts that include life contingencies. For the year ended December 31, 2005 and 2004, gains related to mortality, investments or other activity were $10 and $3 after-tax, respectively. During 2005, the Company invested in more variable rate assets to back the increasing block of variable rate liabilities sold under the stable value product line. This asset/liability matching strategy decreased portfolio yields, as variable rate assets had lower initial coupon yields then fixed rate assets. At the same time, the stable value variable rate liabilities have lower crediting rates in 2005 than stable value fixed rate liabilities, which allowed the Company to maintain-to-slightly-increase its general account spread on a yield basis.
•	PPLI’s net income increased $3 or 17% compared to prior year primarily due to asset growth in the variable business combined with favorable mortality experience.
Partially offsetting these positive earnings drivers was the following item:
•	PPLI’s cost of insurance charges has decreased due to reductions in the face amount of certain cases. These face reductions have also resulted in lower death benefits. This impact combined with favorable mortality, which increases the provision for future experience rate credits has led to the year over year decrease in fee income and other.
Outlook
The future net income of this segment will depend on Institutional’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the products sold largely in the IIP business. The IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits, therefore the Company may not be able to sustain the level of assets under management growth attained in 2006. In 2004, IIP introduced the Hartford Income Notes which is a product that provides the Company with opportunity for future growth. This product provides access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP has launched new products in 2006 to provide solutions that deal specifically with longevity risk, and will continue to introduce products in 2007. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporations’ defined benefit liabilities. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.
Management’s current full year projections for 2007 are as follows:

•	Deposits (includes mutual funds)	$5.0 billion — $6.0 billion

•	Net flows (excludes mutual funds)	$2.0 billion — $3.0 billion

•	Return on assets (includes mutual funds)	18 to 20 basis points

INDIVIDUAL LIFE
Operating Summary

	2006	2005	2004

Fee income and other	$883	$802	$767
Earned premiums	(53)	(33)	(21)
Net investment income	324	305	303
Net realized capital gains	5	5	7

Total revenues	1,159	1,079	1,056

Benefits, losses and loss adjustment expenses	497	469	480
Insurance operating costs and other expenses	179	167	164
Amortization of deferred policy acquisition costs and present value of future profits	241	205	185

Total benefits, losses and expenses	917	841	829

Income before income taxes and cumulative effect of accounting change	242	238	227
Income tax expense	72	72	71

Income before cumulative effect of accounting change	170	166	156
Cumulative effect of accounting change, net of tax [1]	—	—	(1)

Net income	$170	$166	$155

Account Values	2006	2005	2004

Variable universal life insurance	$6,637	$5,902	$5,356
Universal life/interest sensitive whole life	4,035	3,696	3,402
Modified guaranteed life and other	699	716	729

Total account values	$11,371	$10,314	$9,487

Life Insurance Inforce

Variable universal life insurance	$73,770	$71,365	$69,089
Universal life/interest sensitive whole life	45,230	41,714	39,109
Modified guaranteed life and other	45,227	37,722	31,691

Total life insurance inforce	$164,227	$150,801	$139,889

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Individual Life provides life insurance strategies to a wide array of business intermediaries to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and small business insurance clients.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net Income in Individual Life for 2006, includes an unfavorable $18 after tax impact related to the DAC unlock in the fourth quarter of 2006, partially offset by $7, after-tax, favorable revisions to prior year net DAC estimates reflected in the first half of 2006. Excluding these net impacts of $11, net income increased $15 or 9% for 2006 primarily due to growth in life insurance and account values, and favorable mortality experience in 2006 compared to 2005. The following factors contributed to the earnings results:
•	Cost of insurance charges, the largest component of fee income, increased $30 for the year ended December 31, 2006, driven by growth in the variable universal and universal life insurance inforce. Variable fee income increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, increased primarily due to additional amortization of deferred revenues of $48 associated with the DAC unlock.
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the year ended December 31, 2006.
•	Net investment income increased primarily due to increased general account assets from sales growth.
•	Benefits, losses and loss adjustment expenses increased for 2006 consistent with the growth in account values and life insurance inforce, and also reflect favorable mortality experience in 2006 compared to 2005.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 consistent with the growth of life insurance inforce.
•	Amortization of DAC for the year ended December 31, 2006 increased $76 related to the DAC unlock, partially offset by revisions to prior year estimates. Excluding the impacts of the DAC unlock and revisions, the amortization of DAC decreased for the year ended December 31, 2006, consistent with the mix of products and the level and mix of product profitability.

Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income increased for the year ended December 31, 2005 compared to 2004, primarily due to increases in both life insurance inforce and account values. The following factors contributed to the earnings results:
•	Fee income increased $35 for the year ended December 31, 2005 compared to 2004. Cost of insurance charges, a component of total fee income, increased $22 in 2005, driven by business growth and aging of the prior year block of variable universal, universal, and interest-sensitive whole life insurance inforce. Other fee income, another component of total fee income, increased $7 in 2005 primarily due to growth and improved product performance primarily in interest-sensitive whole life and variable universal life insurance products. Variable fee income grew $6 in 2005, as equity market performance and premiums in excess of withdrawals added to the variable universal life account value.
•	Net investment income increased moderately for the year ended December 31, 2005 compared to 2004 due to increased general account assets from business growth, partially offset by lower interest rates on new investments and reduced prepayments on bonds in 2005.
•	Benefits, losses and loss adjustment expenses decreased for the year ended December 31, 2005 compared to 2004 consistent with growth in account values and life insurance inforce.
•	Income tax expense and the resulting tax rate for the year ended December 31, 2005 was impacted by a DRD tax benefit of $7, whereas income tax expense for the year ended December 31, 2004 included a DRD tax benefit of $5.
Partially offsetting these positive earnings drivers were the following items:
•	Amortization of DAC increased for the year ended December 31, 2005 compared to 2004 primarily as a result of product mix and higher gross margins within variable universal and interest-sensitive whole life insurance products.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2005 compared to 2004 as a result of business growth.
Outlook
Individual Life sales were $284 in 2006, an increase of $34 or 14% over sales of $250 in 2005. Sales results in 2006 were strong across major distribution channels and product lines. Individual Life continues to focus on its core distribution model of sales through financial advisors, while also pursuing growth opportunities through other distribution sources such as independent life professionals. The variable universal life mix remains strong at 40% of total sales in 2006. Overall, product sales were enhanced by new product launches in each quarter in 2006. In the first quarter of 2006, Individual Life introduced a new variable life product that blends the benefits of universal life insurance and variable annuities and in the second quarter launched Hartford Term, which has additional term insurance durations and new competitive features. In late June 2006, Individual Life launched a flexible premium last survivor variable universal life product. In early October 2006, Individual Life introduced a new product rider to its existing Stag Whole Life product for the employer market.
Variable universal life sales and account values remain sensitive to equity market levels and returns. Individual Life continues to face uncertainty surrounding estate tax legislation, a high level of competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees, which may negatively affect Individual Life’s future earnings.
Management’s full year 2007 projections are as follows:
•	Sales of $305 to $315
•	Life insurance inforce increase of 8% to 10%
•	After tax margin on total revenues of 15% to 16%

GROUP BENEFITS
Operating Summary

	2006	2005	2004

Earned premiums and other	$4,150	$3,810	$3,652
Net investment income	415	398	373
Net realized capital gains (losses)	(6)	1	2

Total revenues	4,559	4,209	4,027

Benefits, losses and loss adjustment expenses	3,002	2,794	2,703
Insurance operating costs and other expenses	1,102	1,022	989
Amortization of deferred policy acquisition costs	41	31	23

Total benefits, losses and expenses	4,145	3,847	3,715

Income before income taxes	414	362	312
Income tax expense	111	90	83

Net income	$303	$272	$229

Earned Premiums and Other	2006	2005	2004

Fully insured — ongoing premiums	$4,100	$3,747	$3,611
Buyout premiums	12	27	4
Other	38	36	37

Total earned premiums and other	$4,150	$3,810	$3,652

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
Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 10%, 9% and 9% of the segment’s 2006, 2005 and 2004 premiums and other considerations (excluding buyouts) respectively, and, on average, 4% to 5% of the segment’s 2006, 2005 and 2004 net income.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased for the year ended December 31, 2006, primarily due to higher earned premiums and a lower expense ratio excluding the financial institution business. The results for the year ended December 31, 2006 included a net benefit of $11 resulting from the completion of life reserve studies during the fourth quarter. The results for the year ended December 31, 2005 included a non-recurring tax benefit of $9 related to the CNA Acquisition. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by year-to-date sales (excluding buyouts) growth of 11%, particularly in group life insurance.
•	The loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 72.3% for the year ended December 31, 2006, down from 73.1% in the prior year period. For the year ended December 31, 2006, the loss ratio excluding financial institutions was 77.2% as compared to 77.3% in the prior year period.
•	The expense ratio was 27.6% for the year ended December 31, 2006 as compared to 27.8% in the prior year period. Excluding financial institutions, the expense ratio for the year ended December 31, 2006 was 22.9%, down from 24.0% in the prior year period. The decline in expense ratio excluding financial institutions for the year ended December 31, 2006 was due to growth in premiums outpacing growth in expenses.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income of $272 included a non-recurring tax benefit of $9 related to the CNA Acquisition. Excluding this tax benefit, net income increased 15% to $263 for the year ended December 31, 2005 as compared to $229 for the prior year due primarily to higher earned premiums and net investment income as well as a favorable loss ratio. The following factors contributed to the earnings increase:
•	Earned premiums, excluding buyouts, increased 4% driven by sales growth of 23%, particularly in disability, for the year ended December 31, 2005 and continued strong persistency during 2005.

•	Net investment income increased due to higher average asset balances as well as slightly higher average investment yields.
•	The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 73.1% for the year ended December 31, 2005, down from 74.0% in the prior year due to improved morbidity experience as well as favorable mortality experience. Excluding financial institutions, the loss ratio was 77.3%, down from 78.7% in the prior year.

Partially offsetting the positive earnings drivers noted above was the following item:
•	Operating costs were higher for the year ended December 31, 2005 as compared to the prior year primarily due to higher operating expenses related to business growth.
Outlook
The increased scale of the group life and disability operations and the expanded distribution network for its products and services has generated strong premium and sales growth in 2006. Fully insured ongoing premiums for the year ended December 31, 2006 was $4.1 billion, a 9% increase over the prior year. Sales for the year ended December 31, 2006 were $861 (excluding buyout premiums and premium equivalents) representing an increase of 11% over the prior year. Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines and sales may be negatively affected by the competitive pricing environment in the marketplace. Although sales may fluctuate from year to year, the Company has experienced consistent premium growth over the past few years which results from the combination of sales, renewal pricing and persistency.
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
Management’s current 2007 full year projections are as follows:
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) $4.4 billion to $4.5 billion
•	Sales (excluding buyout premiums and premium equivalents) $800 to $850
•	Loss ratio (excluding buyout premiums) between 72% and 74%
•	Expense ratio (excluding buyout premiums) between 27% and 29%
•	After tax margin, on earned premiums and other (excluding buyout premiums), between 6.8% and 7.2%, which reflects the estimated impact of adopting SOP 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connections with Modifications or Exchanges of Insurance Contracts.”
INTERNATIONAL
Operating Summary

	2006	2005	2004

Fee income and other	$700	$483	$240
Net investment income	123	75	11
Net realized capital losses	(64)	(34)	(1)

Total revenues	759	524	250

Benefits, losses and loss adjustment expenses	3	42	20
Insurance operating costs and other expenses	208	188	98
Amortization of deferred policy acquisition costs and present value of future profits	167	133	77

Total benefits, losses and expenses	378	363	195

Income before income taxes and cumulative effect of accounting change	381	161	55
Income tax expense	135	65	12

Income before cumulative effect of accounting change	246	96	43
Cumulative effect of accounting change, net of tax [1]	—	—	(4)

Net income	$246	$96	$39

Assets Under Management	2006	2005	2004

Japan variable annuity account values	$29,653	$24,641	$14,129
Japan MVA fixed annuity account values	1,690	1,463	502

Total Japan assets under management	$31,343	$26,104	$14,631

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
International, with operations in Japan, Brazil, Ireland and the United Kingdom, focuses on the savings and retirement needs of the growing number of individuals outside the United States who are preparing for retirement, or have already retired, through the sale of variable annuities, fixed annuities and other insurance and savings products. The Company’s Japan operation, which began selling variable annuities at the end of 2000, has grown significantly to become a significant distributor of variable annuities and is the market leader in variable annuity assets under management in Japan and is the largest component of the International segment.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in International increased for the year ended December 31, 2006, principally driven by higher fee income in Japan, which was derived from an increase in average assets under management. A more expanded discussion of earnings growth can be found below:
•	Fee income increased $217 or 45%, for the year ended December 31, 2006. As of December 31, 2006, Japan’s variable annuity assets under management were $29.7 billion, a 20% increase from the prior year period. The increase in average assets under management was driven by positive net flows of $4.2 billion and market appreciation of $1.2 billion during the year. The amount of variable annuity deposits has declined for the year ended December 31, 2006 by 46%, compared to the prior year periods primarily due to increased competition and changes in key distribution relationships.
•	Also contributing to the higher fee income was increased surrender activity as some customers surrendered policies in order to lock in favorable market appreciation in their account balances. Surrender fees increased by $19, or 53% from the prior year.
•	The decrease in benefits, losses and loss adjustment expenses by 93% over prior year can be attributed to the unlock of the GMDB/GMIB reserve of $27 after-tax. For further discussion, see DAC Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•	Contributing to the increase in net income for the year ended December 31, 2006 was a cumulative tax benefit of $9, that resulted from a change in the effective tax rate on Japan earnings resulting from a change in management’s intent under APB 23.
•	The increase in fixed annuity assets under management can be attributed to positive net flows of $224 during the year.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	DAC amortization was higher due to higher actual gross profits consistent with growth in the Japan operation, off-set by $26 after-tax amortization benefit associated with the DAC amortization “unlock.” For further discussion, see DAC Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 by 11%. These increases are due to higher maintenance costs and non-deferred asset-based commissions resulting from the growth in the Japan operation.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income increased significantly for the year ended December 31, 2005, principally driven by higher fee income and investment spread in Japan, derived from a 78% increase in the assets under management. A more expanded discussion of earnings growth can be found below:
•	The increase in fee income in 2005 was mainly a result of growth in Japan’s variable annuity assets under management. As of December 31, 2005, Japan’s variable annuity assets under management were $24.6 billion, a 74% increase from the prior year. The increase in assets under management was driven by positive net flow of $9.8 billion and favorable market appreciation of $3.4 billion, partially offset by a ($2.6) billion impact of foreign currency exchange.
•	Higher fees in 2005 were also the result of increased surrender activity, as customers surrendered policies in order to take advantage of significant appreciation in their account balances.
•	The Japan MVA fixed annuity business contributed $13 of higher investment spread income, including net periodic coupon settlements included in realized losses, in 2005 compared to 2004. This increase in investment spread was driven by higher assets under management. As of December 31, 2005, Japan’s MVA assets under management increased to $1.5 billion compared to $502 in the prior year. The increase in fixed annuity assets under management can be attributed to deposits of $1.2 billion for the year ending December 31, 2005 as compared to $521 for the prior year.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	The increase in operating costs in 2005 was primarily due to the significant growth in the Japan operation and investment in our Ireland operation.
•	DAC amortization was higher in the current year as compared to the prior year due to higher EGP’s consistent with the growth in the Japan operation.
•	Tax rates increased in 2005 primarily due to a deferred tax valuation allowance established for losses on the United Kingdom operation.
Outlook
Management continues to be optimistic about growth potential of the retirement savings market in Japan. Several trends such as an aging population, longer life expectancies and declining birth rates leading to a smaller number of younger workers to support each retiree, have resulted in greater need for an individual to plan and adequately fund retirement savings.

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
Competition has continued to increase in the Japanese market with the most significant competition the result of the strengthening of domestic competitors. This competition has resulted in changes to key distribution relationships that have negatively impacted current year deposits and could potentially impact future deposits. The Company continues to focus its efforts on strengthening our distribution relationships and improving our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. In the first quarter 2007, the company is launching a new variable annuity product to complement its existing variable annuity product offerings. The success of the Company’s enhanced product offering will ultimately be based on customer acceptance in an increasingly competitive environment. International continues to invest in its operations outside of Japan. In the short term, the Company expects losses in these operations outside of Japan to be relatively consistent with 2006.
Management’s full year projections for Japan for 2007 are now as follows (using ¥118/$1 exchange rate for 2007):
•	Variable annuity deposits of ¥530 billion to ¥825 billion ($4.5 billion to $7.0 billion)
•	Variable annuity net flows of ¥350 billion to ¥650 billion ($3.0 billion to $5.5 billion)
•	Return on assets of 68 to 72 basis points
OTHER
Operating Summary

	2006	2005	2004

Fee income and other	$83	$83	$119
Net investment income
Securities available-for-sale and other	154	174	208
Equity securities held for trading [1]	1,824	3,847	799

Total net investment income	1,978	4,021	1,007
Net realized capital gains (losses)	(198)	2	156

Total revenues	1,863	4,106	1,282

Benefits, losses and loss adjustment expenses [1]	1,985	4,166	1,017
Insurance operating costs and other expenses	11	105	56
Amortization of deferred policy acquisition costs and present value of future profits	40	1	6

Total benefits, losses and expenses	2,036	4,272	1,079

Income (loss) before income taxes and cumulative effect of accounting change	(173)	(166)	203
Income tax benefit	(59)	(51)	(117)

Income (loss) before cumulative effect of accounting change	(114)	(115)	320
Cumulative effect of accounting change, net of tax [2]	—	—	2

Net income (loss)	$(114)	$(115)	$322

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Net investment income includes the mark-to-market adjustment for equity securities held for trading which decreased primarily due to decreased fund performance in International. This decrease in net investment income is offset by a decrease in benefit, losses and loss adjustment expenses which reflects the interest credited on the Japan account balance liability.
Year ended December 31, 2006 compared to the year ended December 31, 2005
The change in Other’s net income was due to the following:
•	Net realized capital losses occurred in the year ended December 31, 2006 compared to net realized capital gains in the prior year period due primarily to rising interest rates. Components of the increased realized losses included increased other than temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), losses on non-qualifying derivatives and net losses on sales of investments.

•	Life recorded an after-tax charge of $102 for the year ended December 31, 2005 to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC, and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	Also contributing to the insurance operating costs and other expenses decreases for the year ended December 31, 2006 was a lower level of dividends to leveraged COLI policyholders.

•	During 2005, the Company recorded a charge of $18, after-tax, related to the settlement of certain annuity contracts.

•	The increase in the DAC amortization in 2006 was due to the DAC unlock of $46, after-tax.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income decreased for the year ended December 31, 2005. The following factors contributed to the change in earnings:
•	Net realized capital gains decreased for the year ended December 31, 2005 due to increasing interest rates and the realized loss associated with the GMWB derivatives.
•	Income tax benefit decreased for the year ended December 31, 2005 due to the absence of a $190 tax benefit recorded during 2004.
•	Other than the impact of Japan interest credited, benefits, losses, and loss adjustment expenses increased for the year ended December 31, 2005 primarily due to the establishment of a $102 after-tax reserve for investigations related to market timing by the SEC and the New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.
PROPERTY & CASUALTY
Executive Overview
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment.
Property & Casualty provides a number of coverages, as well as insurance related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock, fidelity, surety, professional liability and directors and officers’ liability coverages. Property & Casualty also provides automobile, homeowners and home-based business coverage to individuals throughout the United States as well as insurance-related services to businesses.
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
Total Property & Casualty Financial Highlights
Premium revenue

	2006	2005	2004

Earned premiums	$10,433	$10,156	$9,494

Year ended December 31, 2006 compared to the year ended December 31, 2005
Earned premiums grew $277, or 3%, primarily due to:
•	A $436 increase in Business Insurance and Personal Lines earned premium before considering catastrophe treaty reinstatement premium, primarily driven by new business outpacing non-renewals in Personal Lines auto, Personal Lines homeowners and small commercial,

•	$73 of catastrophe treaty reinstatement premium related to the 2005 hurricanes that depressed 2005 earned premium, and

•	Earned pricing increases in Personal Lines homeowners.
Partially offsetting these favorable drivers were factors that decreased earned premium:
•	Non-renewal of a single captive insurance program in specialty casualty that accounted for $241 of earned premium in 2005, and

•	Higher property catastrophe treaty reinsurance costs.

Year ended December 31, 2005 compared to the year ended December 31, 2004
Earned premiums grew $662, or 7%, primarily due to:
•	A $651 increase in Business Insurance and Personal Lines earned premium before considering catastrophe treaty reinstatement premium, primarily driven by new business outpacing non-renewals,

•	A $90 decrease in 2004 earned premiums under retrospectively-rated policies, and

•	Earned pricing increases in small commercial and Personal Lines homeowners.
Partially offsetting these favorable drivers was a $56 increase in catastrophe treaty reinstatement premium as a result of the 2005 hurricanes.
Net income

	2006	2005	2004

Underwriting results	$745	$465	$(3)
Net servicing and other income [1]	53	49	42
Net investment income	1,486	1,365	1,248
Other expenses	(223)	(203)	(235)
Net realized capital gains	9	44	133
Income tax expense	(551)	(484)	(275)

Net income	$1,519	$1,236	$910

[1]	Net of expenses related to service business.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased $283 for the year ended December 31, 2006, primarily due to:
•	A $152 decrease in current accident year catastrophe losses,
•	A $121 increase in net investment income,
•	A $41 reduction of estimated Citizens’ assessments in 2006 related to the 2005 hurricanes compared to a charge of $64 for Citizens assessments in 2005 related to the 2005 and 2004 hurricanes,
•	$73 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005, and
•	A $51 increase in underwriting results from earned premium growth in Business Insurance and Personal Lines before considering catastrophe treaty reinstatement premium.
Partially offsetting these favorable drivers were factors reducing net income:
•	A $67 increase in income tax expense, reflecting an increase in income before income taxes, partially offset by a $49 income tax benefit resulting from the sale of Omni,
•	A $48 increase in net unfavorable prior accident year development,
•	A $35 decrease in net realized capital gains, primarily due to a $24, pre-tax, realized capital loss from the sale of Omni, and
•	A $20 increase in other expenses, primarily due to lower bad debt expense in 2005.
The $152 decrease in current accident year catastrophe losses was largely due to $264 of losses in 2005 related to hurricanes Katrina, Rita and Wilma, partially offset by an increase in non-hurricane catastrophe losses in 2006. The current accident year loss and loss adjustment expense ratio before catastrophes of 62.4 for Ongoing Operations was relatively flat from 2005 to 2006 as a lower current accident year loss and loss adjustment expense ratio for workers’ compensation business in small commercial was largely offset by an increase in non-catastrophe property loss costs in middle market Business Insurance and Personal Lines homeowners.
Primarily driving the $121 increase in net investment income was a larger investment base due to increased cash flows from underwriting as well as an increase in interest rates and a change in asset mix (i.e., a greater share of investments in mortgage loans and limited partnerships). The $35 decrease in net realized capital gains was primarily due to a $24 pre-tax realized capital loss from the sale of Omni, an increase in other-than-temporary-impairments and losses on the sale of fixed maturity investments, partially offset by an increase in income from other sources. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments).
The $48 increase in net unfavorable prior accident year development was primarily due to a $148 increase in net unfavorable loss development in Other Operations, partially offset by a change in Ongoing Operations from $36 of net unfavorable prior accident year development in 2005 to $64 of net favorable prior accident year development in 2006. The $148 increase in net unfavorable prior accident year development in Other Operations was primarily due to a $243 reduction of reinsurance recoverables in 2006 resulting from an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities. The $64 of net favorable prior accident year development in 2006 for

Ongoing Operations was primarily due to an $83 release of prior accident year hurricane reserves and a $58 release of allocated loss adjustment expense reserves for workers’ compensation and package business, partially offset by reserve strengthenings in Specialty Commercial. See the “Reserves” section for a discussion of prior accident year reserve development.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income increased $326 for the year ended December 31, 2005 primarily due to:
•	A $172 decrease in current accident year catastrophe losses,
•	A $166 decrease in net unfavorable prior accident year development,
•	A $117 increase in net investment income,
•	A $90 decrease in 2004 earned premiums under retrospectively-rated policies,
•	An improvement in current accident year loss costs before catastrophes,
•	A $32 decrease in other expenses, primarily due to lower bad debt expense in 2005, and
•	A $76 increase in underwriting results from earned premium growth in Business Insurance and Personal Lines at a combined ratio less than 100.0.
Partially offsetting these improvements were factors reducing net income:
•	An $89 decrease in net realized capital gains,
•	$64 of Citizens assessments in 2005 related to the 2005 and 2004 hurricanes,
•	A $56 increase in catastrophe treaty reinstatement premium recorded as a reduction of earned premium, and
•	A $209 increase in income tax expense, reflecting an increase in income before income taxes.
The $172 decrease in current accident year catastrophe losses was primarily due to $264 of losses from Hurricanes Katrina, Rita and Wilma in 2005 compared to $394 of losses from Hurricanes Charley, Frances, Ivan and Jeanne in 2004. The $166 decrease in net unfavorable prior accident year development was primarily due to $181 of unfavorable development in 2004 related to a reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities, including asbestos liabilities.
Primarily driving the $117 increase in net investment income was a larger investment base due to increased cash flows from underwriting, higher investment yields on fixed maturity investments and an increase in income from limited partnership investments.
The $89 decrease in net realized capital gains was primarily due to lower net realized gains on the sale of fixed maturity investments and net losses on non-qualifying derivatives during 2005 compared to net gains during 2004.

Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. The following table and the segment discussions for the years ended December 31, 2006, 2005 and 2004 include various ratios and measures of profitability. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

Ongoing Operations earned premium growth	2006	2005	2004

Business Insurance	7%	11%	16%
Personal Lines	4%	5%	8%
Specialty Commercial	(12%)	2%	11%

Ongoing Operations	3%	7%	12%

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior year development	88.0	89.4	89.7

Catastrophe ratio
Current year	1.9	3.5	5.5
Prior years [1]	(0.7)	0.1	(3.3)

Total catastrophe ratio	1.2	3.6	2.2
Non-catastrophe prior year development	0.1	0.2	3.4

Combined ratio	89.3	93.2	95.3

Other Operations net income (loss)	$(35)	$71	$(45)

Total Property & Casualty measures of net investment income

Investment yield, after-tax	4.1%	4.1%	4.1%
Average annual invested assets at cost	$27,324	$25,148	$23,437

[1]	Included in the prior year catastrophe ratio is the net reserve release of (3.1) points related to September 11 in 2004.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Ongoing Operations earned premium growth
•	The lower growth rate in Business Insurance was primarily attributable to a decrease in new business written premium, lower earned pricing increases in small commercial, larger earned pricing decreases in middle market and higher property catastrophe treaty reinsurance costs.

•	The lower growth in Personal Lines was primarily due to unfavorable changes in earned pricing and the effect of higher property catastrophe treaty reinsurance costs. Partially offsetting the lower growth rate was the effect of $31 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005 and an increase in new business written premium in auto and homeowners. During 2006, there was a decline in earned pricing increases in homeowners and a change from slight earned pricing increases for auto in 2005 to flat earned pricing for auto in 2006.

•	The decline in Specialty Commercial earned premium primarily resulted from the non-renewal of a single captive insurance program within specialty casualty that accounted for $241 of earned premium in 2005 and a decrease in specialty property earned premium, partially offset by the effect of $26 of catastrophe treaty reinstatement recorded as a reduction of earned premium in 2005 and a higher growth rate in professional liability, fidelity and surety business.
Ongoing Operations combined ratio
•	For 2006, the combined ratio before catastrophes and prior accident year development decreased by 1.4 points, to 88.0, driven largely by the effect of $73 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005 and an improvement in the expense ratio. Before the effect of reinstatement premium in 2005, the combined ratio before catastrophes and prior accident year development decreased by 0.7 points, primarily due to a 0.8 point decrease in the expense ratio and a lower current accident year loss and loss adjustment expense ratio for workers’ compensation business in small commercial, partially offset by an increase in non-catastrophe property loss costs in middle market and Personal Lines homeowners. The decrease in the expense ratio was primarily driven by a reduction of $41 for Citizens’ assessments in 2006 and a charge of $64 for Citizens assessments in 2005.

•	The decrease in the current accident year catastrophe ratio for 2006 was primarily due to $264 of net losses incurred in 2005 for hurricanes Katrina, Rita and Wilma, partially offset by an increase in non-hurricane catastrophe losses. Catastrophe losses for 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.

•	Prior accident year catastrophe reserves were reduced by $70 in 2006 primarily due to $83 of favorable development related to the 2005 and 2004 hurricanes. Net prior accident year development for non-catastrophe claims was not significant as reserve strengthenings were largely offset by reserve releases. See the “Reserves” section for a discussion of prior accident year reserve development for Ongoing Operations in 2006.
Other Operations net income (loss)
•	Other Operations reported a net loss of $35 for 2006 compared to net income of $71 for 2005. The change from net income to a net loss was primarily due to a $148 increase in unfavorable prior accident year development and a $22 decrease in net investment income, partially offset by a change to an income tax benefit in 2006 as a result of a pre-tax loss in 2006. The $148 increase in prior accident year development was primarily due to a $243 reduction in net reinsurance recoverables as a result of the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities. Partially offsetting the increase in prior accident year development in 2006 was $85 of unfavorable reserve development for assumed reinsurance in 2005. The $22 decrease in net investment income was primarily due to lower invested assets as a result of loss and loss adjustment expense payments and the reallocation of capital from Other Operations to Ongoing Operations.
Investment yield and average invested assets
•	The after-tax investment yield remained flat at 4.1% from 2005 to 2006. An increase in the yield on investments in fixed maturities was offset by a decrease in the yield on limited partnerships.

•	The average annual invested assets at cost increased as a result of net underwriting cash inflows and investment income.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Ongoing Operations earned premium growth
•	Contributing to the decrease in the earned premium growth rate for Business Insurance were lower earned pricing increases in small commercial, earned pricing decreases in middle market and a decrease in new business growth, partially offset by increased renewal retention.

•	The decrease in the earned premium growth rate for Personal Lines was primarily due to lower earned pricing increases in both auto and homeowners business, a decrease in premium renewal retention and a decline in Omni and Other Affinity earned premium.

•	The decline in the Specialty Commercial earned premium growth rate primarily resulted from a decrease in property business due to a decline in new business and the Company’s exit from the multi-peril crop insurance business.
Ongoing Operations combined ratio
•	Before catastrophes and prior accident year development, the combined ratio improved from 2004 to 2005 principally due to improved current accident year performance for auto bodily injury and workers’ compensation claims, partially offset by the effect of an increase in non-catastrophe loss costs for property coverages and an increase in the expense ratio, which was largely due to the hurricane-related assessments of $64 in 2005.

•	The decrease in the current accident year catastrophe ratio for 2005 was primarily due to $264 of net losses incurred for hurricanes Katrina, Rita and Wilma in 2005 compared to $394 of losses from Hurricanes Charley, Frances, Ivan and Jeanne in 2004.

•	Net prior accident year development was not significant in 2005 as reserve strengthenings were largely offset by reserve releases. In 2004, strengthening of non-catastrophe loss reserves was almost entirely offset by a release of catastrophe reserves. Prior accident year catastrophe reserves related to September 11 were reduced by $298 in 2004. Net prior accident year reserve increases in 2004 for non-catastrophe losses included $190 for construction defects claims, $38 for small commercial package business and $25 for auto liability claims. See the “Reserves” section for a discussion of net favorable prior accident year reserve development for Ongoing Operations in 2006.
Other Operations net income (loss)
•	Other Operations reported net income of $71 for 2005 compared to a net loss of $45 for 2004. The change from a net loss to net income was primarily due to a $233 decrease in unfavorable prior accident year development, partially offset by a $62 decrease in net investment income and a change to income tax expense due to the pre-tax income in 2005. The $233 decrease in net reserve strengthening was primarily due to $181 of unfavorable development in 2004 related to a reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities, including asbestos liabilities, as well as $85 more of unfavorable prior accident year reserve development in 2004 on assumed reinsurance reserves. The $62 decrease in net investment income was primarily due to lower invested assets as a result of loss and loss adjustment expense payments and the reallocation of capital from Other Operations to Ongoing Operations.
Investment yield and average invested assets
•	The after-tax investment yield of 4.1% for 2005 was consistent with the after-tax yield in 2004.

•	The average annual invested assets increased over the same period as a result of net underwriting cash inflows and investment income.
How Property & Casualty seeks to earn income
Net income is the measure of profit or loss used in evaluating the performance of Total Property & Casualty and the Ongoing Operations and Other Operations segments. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results within Ongoing Operations are influenced significantly by earned premium growth and the adequacy of the Company’s pricing. Underwriting profitability over time is also greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses.
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
Definitions of key ratios and measures
Written and earned premiums
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

Reinstatement premiums
Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.
Policies in force as of year end
Policies in force represent the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Personal Lines only and is affected by both new business growth and premium renewal retention, including growth in both AARP and Agency lines of business.
Written pricing increase (decrease)
Written pricing increase (decrease) over the comparable period of the prior year includes the impact of rate filings, the impact of changes in the value of the rating bases and individual risk pricing decisions. A number of factors impact written pricing increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Written pricing changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases.
Earned pricing increase (decrease)
Written premiums are earned over the policy term, which is six months for certain Personal Lines auto business and 12 months for substantially all of the remainder of the Company’s business. Because the Company earns premiums over the 6 to 12 month term of the policies, earned pricing increases (decreases) lag written pricing increases (decreases) by 6 to 12 months.
Premium renewal retention
Premium renewal retention represents the ratio of net written premium in the current period that is not derived from new business divided by total net written premium of the prior period. Accordingly, premium renewal retention includes the effect of written pricing changes on renewed business. In addition, the renewal retention rate is affected by a number of other factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain lines of business or states. Premium renewal retention is also affected by advertising and rate actions taken by competitors.
Loss and loss adjustment expense ratio
The loss and loss adjustment expense ratio is a measure of the cost of claims incurred in the calendar year divided by earned premium and includes losses incurred for both the current and prior accident years. Among other factors, the loss and loss adjustment expense ratio needed for the Company to achieve its targeted return on equity fluctuates from year to year based on changes in the expected investment yield over the claim settlement period, the timing of expected claim settlements and the targeted returns set by management based on the competitive environment.
The loss and loss adjustment expense ratio is affected by claim frequency and claim severity, particularly for shorter-tail property lines of business, where the emergence of claim frequency and severity is credible and likely indicative of ultimate losses. Claim frequency represents the percentage change in the average number of reported claims per unit of exposure in the current accident year compared to that of the previous accident year. Claim severity represents the percentage change in the estimated average cost per claim in the current accident year compared to that of the previous accident year. As one of the factors used to determine pricing, the Company’s practice is to first make an overall assumption about claim frequency and severity for a given line of business and then, as part of the ratemaking process, adjust the assumption as appropriate for the particular state, product or coverage.
Current accident year loss and loss adjustment expense ratio
The current year loss and loss adjustment expense ratio is a measure of the cost of claims incurred in the current accident year divided by earned premiums. The current accident year loss and loss adjustment expense ratio includes both the current accident year loss and loss adjustment expense ratio before catastrophes and the current accident year catastrophe ratio. Management believes that the current accident year loss and loss adjustment expense ratio before catastrophes is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development.
Prior accident year loss and loss adjustment expense ratio
The prior year loss and loss adjustment expense ratio represents the increase (decrease) in the estimated cost of settling catastrophe and non-catastrophe claims incurred in prior accident years as recorded in the current calendar year divided by earned premiums.

Expense ratio
The expense ratio is the ratio of underwriting expenses, excluding bad debt expense, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other underwriting expenses and are amortized over the policy term.
Policyholder dividend ratio
The policyholder dividend ratio is the ratio of policyholder dividends to earned premium.
Combined ratio
The combined ratio is the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expense for every $100 of earned premiums. A combined ratio below 100.0 demonstrates underwriting profit; a combined ratio above 100.0 demonstrates underwriting losses.
Catastrophe ratio
The catastrophe ratio (a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses (net of reinsurance) to earned premiums. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. By their nature, catastrophe losses vary dramatically from year to year. Based on the mix and geographic dispersion of premium written and estimates derived from various catastrophe loss models, the Company’s expected catastrophe ratio over the long-term is 3.0 to 3.5 points. See “Risk Management Strategy” below for a discussion of the Company’s property catastrophe risk management program that serves to mitigate the Company’s net exposure to catastrophe losses. The catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development represents the combined ratio for the current accident year, excluding the impact of catastrophes. The Company believes this ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development.
Underwriting results
Underwriting results is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. The Hartford believes that underwriting results provides investors with a valuable measure of before-tax profitability derived from underwriting activities, which are managed separately from the Company’s investing activities. Underwriting results is also presented for Ongoing Operations and Other Operations. A reconciliation of underwriting results to net income for Ongoing Operations and Other Operations is set forth in their respective discussions herein.
Investment yield
The investment yield, or return, on the Company’s invested assets primarily includes interest income on fixed maturity investments. Based upon the fair value of Property & Casualty’s investments as of December 31, 2006 and 2005, approximately 93% and 94%, respectively, of invested assets were held in fixed maturities. A number of factors affect the yield on fixed maturity investments, including fluctuations in interest rates and the level of prepayments. The Company also invests in equity securities, mortgage loans and limited partnership arrangements.
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
Net investment income earned on the Hartford Fire invested asset portfolio is allocated between Ongoing Operations and Other Operations based on the allocation of invested assets to each segment and the expected investment yields earned by each segment. Net investment income earned on the separate portfolios within Other Operations is recorded entirely within Other Operations. Based on the Company’s method of allocating net investment income for the Hartford Fire Insurance Pool and the net investment income earned by Other Operations on its separate investment portfolios, in 2006, the after-tax investment yield for Ongoing Operations was 4.2% and the after-tax investment yield for Other Operations was 3.9%.
Net realized capital gains (losses)
When fixed maturity or equity investments are sold, any gain or loss is reported in net realized capital gains (losses). Individual securities may be sold for a variety of reasons, including a decision to change the Company’s asset allocation in response to market conditions and the need to liquidate funds to meet large claim settlements. Accordingly, net realized capital gains (losses) for any particular period are not predictable and can vary significantly. In addition, net realized capital gains (losses) include the pre-tax loss from the sale of Omni (see Ongoing Operations segment MD&A for further discussion). Refer to the Investment section of MD&A for further discussion of net investment income and net realized capital gains (losses).
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
As part of its quarterly reserve review process, the Company is closely monitoring reported loss development in certain lines where the recent emergence of paid losses and case reserves could indicate a trend that may eventually lead the Company to change its estimate of ultimate losses in those lines. If, and when, the emergence of reported losses is determined to be a trend that changes the Company’s estimate of ultimate losses, prior accident year reserves would be adjusted in the period the change in estimate is made. For example, for both Personal Lines homeowners’ claims and Business Insurance workers’ compensation claims, during the latter half of 2006 there was an increase in severity in reported losses for recent accident years. While it is too early to tell whether this increase in severity constitutes a reliable trend, if reported losses continue to emerge unfavorably in 2007, prior accident year reserves may be strengthened. For Personal Lines auto liability claims, the Company’s estimates of ultimate losses include assumptions about frequency and severity trends. These assumptions are updated each quarter as the Company’s actuaries complete a review of reserves. During 2005 and 2006, these updates resulted in improvements in estimates of both frequency and severity trends and, as a result, the Company released reserves in the first, second, and fourth quarters of 2006. If, during 2007, frequency and severity trends continue to improve and the development of reported losses indicates that the assumptions made in the prior reserve review are too high, prior accident years may develop favorably.

A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2006 follows:

For the year ended December 31, 2006
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$7,066	$2,152	$6,202	$15,420	$6,846	$22,266
Reinsurance and other recoverables	709	385	2,354	3,448	1,955	5,403

Beginning liabilities for unpaid losses and loss adjustment expenses-net	6,357	1,767	3,848	11,972	4,891	16,863

Provision for unpaid losses and loss adjustment expenses
Current year	3,127	2,516	1,063	6,706	—	6,706
Prior years	(61)	(38)	35	(64)	360	296

Total provision for unpaid losses and loss adjustment expenses	3,066	2,478	1,098	6,642	360	7,002
Less: Payments	(2,279)	(2,309)	(727)	(5,315)	(835)	(6,150)

Less: Net reserves of Omni business sold	—	(111)	—	(111)	—	(111)

Ending liabilities for unpaid losses and loss adjustment expenses-net	7,144	1,825	4,219	13,188	4,416	17,604

Reinsurance and other recoverables	650	134	2,303	3,087	1,300	4,387
Ending liabilities for unpaid losses and loss adjustment expenses-gross	$7,794	$1,959	$6,522	$16,275	$5,716	$21,991

Earned premiums	$5,118	$3,760	$1,550	$10,428	$5	$10,433
Loss and loss expense paid ratio [1]	44.6	61.4	46.8	51.0
Loss and loss expense incurred ratio	59.9	65.9	70.8	63.7
Prior accident year development (pts.) [2]	(1.2)	(1.0)	2.3	(0.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Prior accident year development recorded in 2006
Included within prior accident year development for the year ended December 31, 2006 were the following reserve strengthenings (releases).

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Net release of catastrophe loss reserves for 2004 and 2005 hurricanes	$(25)	$(23)	$(35)	$(83)	$—	$(83)
Release of Personal Lines auto liability reserves for accident year 2005	—	(31)	—	(31)	—	(31)
Strengthening of Personal Lines auto liability reserves for claims with exposure in excess of policy limits	—	30	—	30	—	30
Release of Business Insurance allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005	(58)	—	—	(58)	—	(58)
Release of Personal Lines auto liability reserves for accident year 2003 to 2005	—	(22)	—	(22)	—	(22)
Strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior	—	—	45	45	—	45
Strengthening of Specialty Commercial workers’ compensation allocated loss adjustment expense reserves	—	—	20	20	—	20
Effect of Equitas agreement and strengthening of allowance for uncollectible reinsurance	—	—	—	—	243	243
Strengthening of environmental reserves	—	—	—	—	43	43
Other reserve re-estimates, net [1]	22	8	5	35	74	109

Total prior accident year development for the year ended December 31, 2006	$(61)	$(38)	$35	$(64)	$360	$296

[1]	Includes reserve discount accretion of $32, including $14 in Business Insurance, $11 in Specialty Commercial and $7 in Other Operations.
During the year ended December 31, 2006, the Company’s reestimates of prior accident year reserves included the following significant reserve changes.
Ongoing Operations
•	Released net reserves related to prior year hurricanes by a total of $83, including $57 for hurricanes Katrina and Rita in 2005 and $26 for hurricanes Charley, Frances and Jeanne in 2004. Initial reserve estimates for the 2005 and 2004 hurricanes were higher because of the difficulty claim adjusters had in accessing the most significantly impacted areas and initially higher estimates of the cost of building materials and contractors due to “demand surge”. As the reported claims have matured, the estimated settlement value of the claims has decreased from the initial estimates. The ultimate estimate for hurricane Katrina was increased in the first quarter of 2006 because of higher than expected claim reporting, particularly in Personal Lines. Net loss reserves within Specialty Commercial decreased, primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty as well as under the Company’s principal property catastrophe reinsurance program. After the first quarter of 2006, Katrina new claim intake abated and settlement percentages increased, resulting in a reduction of reserves in the last nine months of 2006. In addition, the rate of newly reported compensable claims for Rita and the 2004 hurricanes was less than expected, resulting in a reduction of reserves for these hurricanes.
•	Released Personal Lines auto liability reserves by $31 related to the fourth accident quarter of 2005 as a result of better than expected frequency trends. During the third and fourth quarter of 2005, the Company had reduced the 2005 accident year loss and loss adjustment expense ratio for Personal Lines auto liability claims related to the first three accident quarters of 2005. Favorable frequency for the fourth accident quarter of 2005 emerged during the fourth quarter of 2005. However, the Company did not release reserves at that time, since reserve indications at only three months of development were not reliable. The Company released reserves in 2006 after further development indicated that early indications of reduced frequency were representative of a real trend. The $31 reserve release represented 2% of the Company’s net reserves for Personal Lines auto liability claims as of December 31, 2005.

•	Strengthened reserves for personal auto liability claims by $30 due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits. From the Company’s reserve review during the first quarter of 2006, the Company determined that the facts and circumstances necessitated an increase in the reserve estimate. The $30 of reserve strengthening represented 2% of the Company’s net reserves for Personal Lines auto liability claims as of December 31, 2005.
•	Released Business Insurance allocated loss adjustment expense reserves by $58 for accident years 2003 to 2005, primarily for workers’ compensation business and package business, as a result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expenses for both legal and non-legal expenses. The Company began implementing cost reduction initiatives in late 2003. It was initially uncertain what effect those efforts would have on controlling allocated loss adjustment expenses. During 2004, favorable trends started to emerge, particularly on shorter-tailed auto liability claims, but it was not clear if these trends would be sustained. In early 2005, favorable trends continued and the Company analyzed claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses. During the second quarter of 2005, the Company released allocated loss adjustment expense reserves on shorter-tailed auto liability claims as the favorable trends on shorter-tailed business emerged more quickly and were determined to be reliable. During both the second and fourth quarter of 2006, the Company determined that the favorable development on package business and workers’ compensation business had become a verifiable trend and, accordingly, reserves were reduced. The $58 reserve release represented 1% of Business Insurance net reserves as of December 31, 2005.
•	Released Personal Lines auto liability reserves related to AARP and other affinity business by $22. AARP auto liability reserves for accident year 2004 were reduced as a result of favorable loss cost severity trends. AARP auto liability severity, as measured by reported data, began declining in 2005; however, the Company was uncertain whether this trend would prove persistent over time since paid loss data did not support a decline. During the second quarter of 2006, the Company determined that all the metrics supported a decline in severity estimates and, therefore, the Company released reserves. Auto liability reserves for other affinity business related to accident years 2003 to 2005 were reduced to recognize favorable developments in loss costs that have emerged. The $22 reserve release represented 1% of the Company’s net reserves for Personal Lines auto liability claims as of December 31, 2005.
•	Strengthened Specialty Commercial construction defect claim reserves by $45 for accident years 1997 and prior as a result of an increase in claim severity trends. In 2004, two large construction defects claims were reported, but these were not viewed as an indication of an increase in the severity trend for all claims. In 2005, two additional large cases were reported. Management performed an expanded review of construction defects claims in the second quarter of 2006. Based on the expanded review and additional reported claim experience, management concluded that reported losses would likely continue at a higher level in the future and this resulted in strengthening the recorded reserves. The $45 of reserve strengthening represented 16% of the Company’s net reserves for Specialty Commercial property claims as of December 31, 2005.
•	Strengthened Specialty Commercial workers’ compensation allocated loss adjustment expense reserves by $20 for loss adjustment expense payments expected to emerge after 20 years of development. During 2005, the Company had done an in-depth study of loss payments expected to emerge after 20 years of development. At that time, it was believed that allocated loss adjustment expenses for a particular subset of business (primary policies on national accounts business) developed more quickly than allocated loss adjustment expenses for smaller insureds and that a similar reserve strengthening for national accounts business was not required. During the second quarter of 2006, the Company’s reserve review indicated that the development pattern for this business should be adjusted to be more consistent with that for smaller insureds. Because the Company has written very little of this business in recent years, the increase in reserves affects accident years 1995 and prior. The $20 of reserve strengthening represented 1% of the Company’s net reserves for Specialty Commercial workers’ compensation claims as of December 31, 2005.
Other Operations
•	Reduced the reinsurance recoverable asset associated with older, longer-term casualty liabilities by $243. The Company reviewed the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities in the second quarter 2006. As a result of this study, and the outcome of an agreement that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, Other Operations recorded prior accident year development of $243.
•	Strengthened environmental reserves by $43 as a result of an environmental reserve evaluation completed in the third quarter of 2006. As part of this evaluation, the Company reviewed all of its domestic direct and assumed reinsurance accounts exposed to environmental liability. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account, although the review found no underlying cause or change in the claim environment. The $43 of reserve strengthening represented 2% of the Company’s net reserves for asbestos and environmental claims as of December 31, 2005.

A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2005 follows:

For the year ended December 31, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$6,057	$2,000	$5,519	$13,576	$7,753	$21,329
Reinsurance and other recoverables	474	190	2,091	2,755	2,383	5,138

Beginning liabilities for unpaid losses and loss adjustment expenses-net	5,583	1,810	3,428	10,821	5,370	16,191

Provision for unpaid losses and loss adjustment expenses
Current year	2,949	2,389	1,377	6,715	—	6,715
Prior years	22	(95)	109	36	212	248

Total provision for unpaid losses and loss adjustment expenses	2,971	2,294	1,486	6,751	212	6,963
Less: Payments	(2,197)	(2,337)	(1,066)	(5,600)	(691)	(6,291)

Ending liabilities for unpaid losses and loss adjustment expenses-net	6,357	1,767	3,848	11,972	4,891	16,863

Reinsurance and other recoverables	709	385	2,354	3,448	1,955	5,403
Ending liabilities for unpaid losses and loss adjustment expenses-gross	$7,066	$2,152	$6,202	$15,420	$6,846	$22,266

Earned premiums	$4,785	$3,610	$1,757	$10,152	$4	$10,156
Loss and loss expense paid ratio [1]	45.9	64.8	60.6	55.1
Loss and loss expense incurred ratio	62.1	63.6	84.6	66.5
Prior accident year development (pts.) [2]	0.5	(2.6)	6.2	0.4

[1]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
2005 accident year catastrophe loss and loss adjustment expenses record in 2005
In 2005, the current accident year provision for loss and loss adjustment expenses of $6.7 billion included net catastrophe loss and loss adjustment expenses of $351, of which $264 related to hurricanes Katrina, Rita and Wilma. The following table shows current accident year catastrophe impacts in 2005, including reinstatement premium owed to reinsurers:

Year Ended December 31, 2005
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Gross incurred loss and loss adjustment expenses for current accident year catastrophes	$337	$394	$594	$1,325	$—	$1,325
Ceded loss and loss adjustment expenses for current accident year catastrophes	248	296	430	974	—	974

Net incurred loss and loss adjustment expenses for current accident year catastrophes	$89	$98	$164	$351	$—	$351

Reinstatement premium ceded to reinsurers	$16	$31	$26	$73	$—	$73

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

Net current accident year catastrophe losses decreased by $171, from $522 in 2004 to $351 in 2005, as the increase in ceded catastrophe losses exceeded the increase in gross catastrophe losses. While gross current accident year catastrophe losses increased by $514, from $811 in 2004 to $1,325 in 2005, ceded current accident year catastrophe losses increased by $686, from $288 in 2004, to $974 in 2005. The amount of gross losses ceded to reinsurers depends, in large part, on the extent to which gross losses incurred from a single event exceed the Company’s attachment point under its principal catastrophe reinsurance program. Compared to the hurricanes of 2004, the individual hurricanes in 2005 significantly exceeded the attachment point, resulting in greater reinsurance recoveries. Most of the current accident year catastrophe losses ceded in 2004 related to hurricanes Charley and Francis. Most of the current accident year catastrophe losses ceded in 2005 related to hurricanes Katrina and Wilma.
The Company’s estimate of loss and loss expenses under hurricanes Katrina, Rita and Wilma is based on covered losses under the terms of the policies. The Company does not provide residential flood insurance on its Personal Lines homeowners policies so the Company’s estimate of hurricane losses on Personal Lines homeowners business does not include any provision for damages arising from flood waters. The Company acts as an administrator for the Write Your Own flood program on behalf of the National Flood Insurance Program under FEMA, for which it earns a fee for collecting premiums and processing claims. Under the program, the Company services both personal lines and commercial lines flood insurance policies and does not assume any underwriting risk. As a result, catastrophe losses in the above table do not include any losses related to the Write Your Own flood program.
Prior accident year development recorded in 2005
Included within prior accident year development for the year ended December 31, 2005 were the following reserve strengthenings (releases).

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Strengthening of workers’ compensation reserves for claim payments expected to emerge after 20 years of development	$50	$—	$70	$120	$—	$120
Release of 2003 and 2004 accident year workers’ compensation reserves	(75)	—	—	(75)	—	(75)
Release of reserves for allocated loss adjustment expenses	(25)	(95)	—	(120)	—	(120)
Strengthening of general liability reserves in Business Insurance	40	—	—	40	—	40
Strengthening of reserves for 2004 hurricanes	20	9	4	33	—	33
Strengthening of assumed casualty reinsurance reserves	—	—	—	—	85	85
Strengthening of environmental reserves	—	—	—	—	37	37
Other reserve reestimates, net [1]	12	(9)	35	38	90	128

Total prior accident year development for the year ended December 31, 2005	$22	$(95)	$109	$36	$212	$248

[1]	Includes reserve discount accretion of $30, including $13 in Business Insurance, $10 in Specialty Commercial and $7 in Other Operations.
During the year ended December 31, 2005, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes.
Ongoing Operations
•	Strengthened workers’ compensation reserves for claim payments expected to emerge after 20 years of development by $120. For workers’ compensation claims involving permanent disability, it is particularly difficult to estimate how such claims will develop more than 20 years after the year the claims were incurred (known as “the tail”). During 2005, the Company’s actuaries performed an actuarial study to re-estimate the required reserves for additional development beyond the 20th year following a claim being incurred. This study involved gathering extensive historical data dating back over 50 years which could be used for making these estimates and incorporated modeling using actuarial techniques that have recently been developed within the actuarial profession. Based on the results of this analysis the Company changed its previous estimate and increased the percentage of ultimate claim costs expected to be paid after 20 years of development. As an example, within Business Insurance this development percentage was increased from 8% to 9%. The $120 of reserve strengthening represented a change in estimate which was 3% of the Company’s net reserves for workers’ compensation claims as of December 31, 2004.
•	Released reserves for workers’ compensation losses in Business Insurance on accident years 2003 and 2004 by $75. The state of California instituted reforms to its workers’ compensation laws that began in 2003 and continued through 2005. In addition, in this same time frame, the Company was taking underwriting actions to improve workers’ compensation underwriting performance. Management recognized that the combination of the Company’s underwriting initiatives and the state of California changes could, over time, improve the Company’s workers’ compensation experience. Verification of this improvement as a probable outcome, however, would require sufficient supporting evidence. While there appeared to be some favorable trends emerging in late 2004 with respect to accident year 2003 and while early indications on accident year 2004 were favorable, senior reserving actuaries and senior management were uncertain that these favorable trends were real and would be sustained. In the third quarter of 2005, management concluded that sufficient evidence existed in the actuarial data and methods to support a release of reserves. The actuarial work was further supported by a review of underwriting metrics, supporting the effectiveness of the actions taken, and by discussions with claim handlers involved with the California workers’ compensation business. The $75 reserve release represented a change in estimate which was 2% of the Company’s net reserves for workers’ compensation claims as of December 31, 2004.
•	Released prior accident year reserves for allocated loss adjustment expenses by $120, largely as the result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expenses for both legal and non-legal expenses as well as improved actuarial techniques. The improved actuarial techniques included an analysis of claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses. The release of $95 in Personal Lines represented 5% of Personal Lines net reserves as of December 31, 2004.
•	Strengthened general liability reserves within Business Insurance by $40 for accident years 2000-2003 due to higher than anticipated loss payments beyond four years of development. The $40 reserve strengthening represented 2% of the Company’s net reserves for general liability claims as of December 31, 2004.
•	Strengthened reserves for loss and loss adjustment expenses related to the third quarter 2004 hurricanes by a total of $33. The main drivers of the increase were late-reported claims for condominium assessments and increases in the costs of building materials and contracting services.
•	Within the Specialty Commercial segment, there were other offsetting positive and negative adjustments to prior accident year reserves. The principal offsetting adjustments were a release of reserves for directors and officers insurance related to accident years 2003 and 2004 and strengthening of prior accident year reserves for contracts that provide auto financing gap coverage and auto lease residual value coverage; the release and offsetting strengthening were each approximately $80.
Other Operations
•	Strengthened assumed reinsurance reserves by $85, principally for accident years 1997 through 2001. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. The reserve strengthening of $85 represents 6% of the $1.3 billion of net Reinsurance reserves within Other Operations as of December 31, 2004.
•	Strengthened environmental reserves by $37 as a result of an environmental reserve evaluation completed during the third quarter of 2005. While the review found no underlying cause or change in the claim environment, loss estimates for individual cases changed based upon the particular circumstances of each account. The $37 of reserve strengthening represented 1% of the Company’s net reserves for asbestos and environmental claims as of December 31, 2004.

A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2004 follows:

For the year ended December 31, 2004
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations[1]	P&C

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$5,296	$1,733	$5,148	$12,177	$9,538	$21,715
Reinsurance and other recoverables	395	43	2,096	2,534	2,963	5,497

Beginning liabilities for unpaid losses and loss adjustment expenses-net	4,901	1,690	3,052	9,643	6,575	16,218

Provision for unpaid losses and loss adjustment expenses
Current year	2,700	2,509	1,345	6,554	36	6,590
Prior years	(67)	3	69	5	409	414

Total provision for unpaid losses and loss adjustment expenses	2,633	2,512	1,414	6,559	445	7,004
Payments [1]	(1,951)	(2,392)	(1,038)	(5,381)	(1,650)	(7,031)

Ending liabilities for unpaid losses and loss adjustment expenses-net	5,583	1,810	3,428	10,821	5,370	16,191

Reinsurance and other recoverables	474	190	2,091	2,755	2,383	5,138

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$6,057	$2,000	$5,519	$13,576	$7,753	$21,329

Earned premiums	$4,299	$3,445	$1,726	$9,470	$24	$9,494
Loss and loss expense paid ratio [2]	45.4	69.4	59.9	56.8
Loss and loss expense incurred ratio	61.2	72.9	81.9	69.3
Prior accident year development (pts.) [3]	(1.6)	0.1	4.0	0.1

[1]	Other Operations included payments pursuant to the MacArthur settlement.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
2004 accident year catastrophe loss and loss adjustment expenses recorded in 2004
In 2004, the current accident year provision for loss and loss adjustment expenses of $6.6 billon included net catastrophe loss and loss adjustment expenses of $523, of which $394 related to hurricanes Charley, Frances, Ivan and Jeanne. Gross of reinsurance, current accident year catastrophe losses were $811.
The Company’s estimates of net loss and loss expenses arising from hurricanes Charley, Frances, Ivan and Jeanne were based on information from reported claims and estimates of reinsurance recoverables on ceded losses. In the third quarter of 2004, the Company reinstated the limits under its reinsurance programs that were exhausted by the 2004 hurricanes, resulting in additional ceded premium of $17, which was reflected as a reduction in earned premium.

Prior accident year development recorded in 2004
Included within prior accident year development for the year ended December 31, 2004 were the following reserve strengthenings (releases).

Year Ended December 31, 2004
	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Release of September 11 reserves	$(175)	$(7)	$(116)	$(298)	$(97)	$(395)
Strengthening of reserves for construction defects claims	23	—	167	190	—	190
Strengthening of reserves for auto liability and package business	63	—	—	63	—	63
Reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities, including asbestos liabilities	—	—	—	—	181	181
Strengthening of environmental reserves	—	—	—	—	75	75
Strengthening of reserves for assumed casualty reinsurance	—	—	—	—	170	170
Other reserve re-estimates, net [1]	22	10	18	50	80	130

Total prior accident year development for the year ended December 31, 2004	$(67)	$3	$69	$5	$409	$414

[1]	Includes reserve discount accretion of $29, including $13 in Business Insurance, $10 in Specialty Commercial and $6 in Other Operations.
During the year ended December 31, 2004, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes.
Ongoing Operations
•	Released September 11 net reserves by $298 due to favorable developments in 2004, including the closure of primary insurance property cases, a high participation rate within the Victim’s Compensation Fund and the expiration of the deadline for filing a liability claim in March 2004.
•	Strengthened reserves for construction defects claims by $190, representing 11% of the Company’s $1.8 billion of net reserves for general liability claims as of December 31, 2004. The Company’s construction defects claims, which relate primarily to accident years prior to 2000, experienced increasing severity, particularly due to losses from contractors in California.
•	Strengthened auto liability reserves by $25 and package business reserves by $38 related to accident years 1998 to 2002 as actual reported losses were above previous expectations. In particular, the Company observed a higher frequency of large claims (generally those greater than $100,000) than had been anticipated in prior estimates. The auto liability reserve strengthening of $25 represented 1% of the Company’s net reserves for auto liability claims as of December 31, 2004 and the package business reserve strengthening of $38 represented 3% of the Company’s net reserves for package business as of December 31, 2004.
•	Within the Specialty Commercial segment there were other offsetting positive and negative adjustments. The principal offsetting adjustments related to a strengthening in specialty large deductible workers’ compensation reserves and a release in other liability reserves, each approximately $150.
Other Operations
•	Reduced the reinsurance recoverable asset associated with older, long-term casualty liabilities, including asbestos liabilities, by $181. Strengthened environmental reserves by $75.
•	Strengthened reserves for assumed casualty reinsurance by $170, primarily related to assumed casualty treaty reinsurance for the years 1997 through 2001. The $170 of strengthening represented 13% of the $1.3 billion of net Reinsurance reserves as of December 31, 2004. In recent years, the Company had seen an increase in reported assumed reinsurance claims above previous expectations and this increase in reported claims contributed to the reserve re-estimates.
•	Released September 11 net reserves by $97 due to favorable developments, including a lack of significant additional loss notices on assumed reinsurance property treaties.
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
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past six years. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The percentage relationships presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last six years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. See “Impact of key assumptions on reserve volatility” within Critical Accounting Estimates for further discussion of the potential for variability in recorded loss reserves.

	Business	Personal	Specialty	Ongoing	Other	Total
	Insurance	Lines	Commercial	Operations	Operations	P&C

Range of prior accident year development for the six years ended December 31, 2006 [1] [2]	(1.4) – 0.5	(5.2) – 5.1	0.8 – 3.2	(0.5) – 1.4	2.9– 67.5	1.2 – 21.5

[1]	Bracketed prior accident year development indicates favorable development. Unbracketed amounts represent unfavorable development.

[2]	Before the reserve strengthening for asbestos and environmental reserves over the past ten years, reserve re-estimates for total Property & Casualty ranged from (3.0%) to 1.6% .
The potential variability of the Company’s Property & Casualty reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed under Critical Accounting Estimates. In general, over the long term, the Company would expect the variability of its Personal Lines reserve estimates to be relatively less than the variability of the reserve estimates for its other property and casualty segments. The Company would expect the degree of variability of the remaining segments’ reserve estimates, from lower variability to higher variability, to be generally Business Insurance, Specialty Commercial, and Other Operations. The actual relative variability could prove to be different than anticipated.
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
In managing risk, The Hartford’s management processes involve establishing underwriting guidelines for both individual risks, including individual policy limits, and in aggregate, including aggregate exposure limits by geographic zone and peril. The Company establishes risk limits and actively monitors the risk exposures as a percent of Property & Casualty surplus. For natural catastrophe perils, the Company generally limits its estimated loss to natural catastrophes from a single 250-year event prior to reinsurance to less than 30% of statutory surplus of the Property & Casualty operations and its estimated loss to natural catastrophes from a single 250-year event after reinsurance to less than 15% of statutory surplus of the Property & Casualty operations. Currently, the Company’s estimated pre-tax loss to a single 250-year natural catastrophe event prior to reinsurance is 31% of statutory surplus of the Property & Casualty operations and the Company’s estimated pre-tax loss net of reinsurance is less than 15% of statutory surplus of the Property & Casualty operations. For terrorism, the Company monitors its exposure in major metropolitan areas to a single-site conventional terrorism attack scenario, and manages its potential estimated loss, including exposures resulting from the Company’s Group Life operations, to less than 7% of the combined statutory surplus of the Life and Property and Casualty operations. Among the 208 locations specifically monitored by the Company, the largest estimated modeled loss arising from a single event is approximately $736, which represents 5.1% of the combined statutory surplus of the Life and Property and Casualty operations as of December 31, 2006. The Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline.
Use of Reinsurance
In managing risk, The Hartford utilizes reinsurance to transfer risk to well-established and financially secure reinsurers. Reinsurance is used to manage aggregations of risk as well as specific risks based on accumulated property and casualty liabilities in certain geographic zones. All treaty purchases related to the Company’s property and casualty operations are administered by a centralized function to support a consistent strategy and ensure that the reinsurance activities are fully integrated into the organization’s risk management processes.
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect aggregate property and workers’ compensation exposures, and individual risk or quota share arrangements, that protect specific classes or lines of business. There are no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The

Terrorism Risk Insurance Extension Act of 2005 and other reinsurance programs relating to particular risks or specific lines of business.
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of January 1, 2007:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit	Retention

Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2007 to 1/1/2008	Varies by layer, but averages 87% across all layers	Aggregates to $750 across all layers	$250	[1]

Layer covering property catastrophe losses from a single wind or earthquake event affecting the northeast of the United States from Virginia to Maine	6/1/2006 to 6/1/2007	90%	300	1,000

Property catastrophe losses from a single event on excess and surplus property business	1/1/2007 to 1/1/2008	95%	330	20

Property catastrophe losses from a single event on property business written with national accounts	7/1/2006 to 7/1/2007	82%	150	25

Reinsurance with the Florida Hurricane Catastrophe Fund covering Florida Personal Lines property catastrophe losses from a single event	6/1/2006 to 6/1/2007	90%	264	89

Workers’ compensation losses arising from a single catastrophe event	7/1/2006 to 7/1/2007	95%	280	20

[1]	Under certain conditions, the Company’s loss retention from a single event could be reduced to $200 for a second or subsequent event.
In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other treaties and facultative reinsurance agreements that cover property catastrophe losses on an aggregate excess of loss and on a per risk basis. Property catastrophe losses incurred on property business written with national accounts is also reimbursable under the principal catastrophe reinsurance program, subject to the overall program limits and retention. In the aftermath of the 2004 and 2005 hurricane season, third-party catastrophe loss models for hurricane loss events were updated to incorporate medium-term forecasts of increased hurricane frequency and severity.
The principal property catastrophe reinsurance program and other reinsurance programs include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties.
In addition to the reinsurance protection provided by The Hartford’s reinsurance program described above, the Company has fully collateralized reinsurance coverages from Foundation Re and Foundation Re II for losses sustained from qualifying hurricane and earthquake loss events and other qualifying catastrophe losses. Foundation Re and Foundation Re II are Cayman Islands reinsurance companies which financed the provision of the reinsurance through the issuance of catastrophe bonds. Under the terms of the treaties with Foundation Re and Foundation Re II, the Company is reimbursed for losses from natural disaster events using a customized industry index contract designed to replicate the Hartford’s own catastrophe losses, with a provision that the actual losses incurred by the Company for covered events, net of reinsurance recoveries, cannot be less than zero.

The following table summarizes the terms of the reinsurance treaties with Foundation Re and Foundation Re II that were in place as of January 1, 2007:

			Bond amount
			issued by
			Foundation Re
			or
Covered perils	Treaty term	Covered losses	Foundation Re II

Hurricane loss events affecting the Gulf and Eastern Coast of the United States	11/17/2004 to 11/24/2008	45% of $400 in losses in excess of an index loss trigger equating to approximately $1.3 billion in Hartford losses.	$180

Hurricane and earthquake loss events which occur in the year following a large hurricane or earthquake event that has an estimated occurrence probability of 1-in-100 years	11/17/2004 to 1/6/2009	90% of $75 in losses in excess of an index loss trigger equating to approximately $125 in Hartford losses.	68

Hurricane loss events affecting the Gulf and Eastern Coast of the United States and loss events arising from California, Pacific Northwest, and New Madrid earthquakes.	2/17/2006 to 2/24/2010	26% of $400 in losses in excess of an index loss trigger equating to approximately $1.3 billion in Hartford losses.	105

Hurricane loss events affecting the Gulf and Eastern Coast of the United States	11/17/2006 to 11/26/2010	45% of $400 in losses in excess of an index loss trigger equating to approximately $1.85 billion in Hartford losses.	180

Annual aggregate of hurricane, earthquake and tornado/hail events in the continuous continental United States that result in $100 and $29.5 billion in industry losses	11/17/2006 to 1/8/2009	45% of $150 in losses in excess of an index loss trigger equating to approximately $462 in annual aggregate Hartford losses.	68

As of December 31, 2006, there have been no events that are expected to trigger a recovery under any of the reinsurance programs with Foundation Re or Foundation Re II and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaties.
Estimated Catastrophe Exposures
The Company uses third party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company’s financial position and results of operations. The following table shows modeled loss estimates before expected reinsurance recoveries and after expected reinsurance recoveries. The loss estimates represent total property losses for hurricane events and property and workers compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates, which have a 0.4% likelihood of being exceeded in any single year. The net loss estimates assume that the Company would be able to recover all losses ceded to reinsurers under its reinsurance programs. There are various methodologies used in the industry to estimate the potential property and workers’ compensation losses that would arise from various catastrophe events and companies may use different models and assumptions in their estimates. Therefore, the Company’s estimates of gross and net losses arising from a 250-year hurricane or earthquake event may not be comparable to estimates provided by other companies. Furthermore, the Company’s estimates are subject to significant uncertainty and could vary materially from the actual losses that would arise from these events.

The Company’s modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northeastern, Southeastern and Midwestern regions of the United States with associated magnitudes ranging from 6.5 to 7.9 on the Richter scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 3, 4 and 5 events in Florida as well as other Southeastern, Northeastern and Gulf region landfalls.

	Hurricane		Earthquake
		Net of
		Expected		Net of Expected
	Before	Reinsurance	Before	Reinsurance
	Reinsurance	Recoveries	Reinsurance	Recoveries

Estimated 250-year probable maximum loss, before-tax	$2,522	$824	$1,259	$290

Percentage of statutory surplus of the Property & Casualty operations as of December 31, 2006		10%		4%

Terrorism
For terrorism, private sector catastrophe reinsurance capacity is limited and generally unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Extension Act of 2005 (TRIEA). On December 22, 2005, the President signed TRIEA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2007. TRIA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that results in industry losses in excess of $100 in 2007. Under the program, the federal government would pay 85% of covered losses from a certified act of terrorism in 2007 after an insurer’s losses exceed 20% of the Company’s eligible direct commercial earned premiums in 2006, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, Congress will be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIEA required that the President’s Working Group on Financial Markets (PWG) perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG’s report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long term development of the terrorism risk market difficult, and that there is likely little potential for future market development for nuclear, biological, chemical and radiological (NBCR) coverage. A September 2006 study by the U.S. Government Accountability Office on insuring NBCR terrorism risk similarly concluded that any market-driven expansion of coverage is highly unlikely in the foreseeable future.
It is uncertain whether a federal terrorism risk insurance program similar to TRIEA will be enacted to cover events occurring after December 31, 2007. Given the possibility that TRIEA may not be extended beyond December 31, 2007 and the limited private terrorism reinsurance capacity available, including reinsurance against losses from terrorism acts using weapons of mass destruction, the Company has been actively managing its exposures to the peril of terrorism, including adopting underwriting actions designed to reduce exposures in specific locations of the country. The Company has worked with various industry groups to develop policy exclusions related to the peril of terrorism, including those associated with nuclear, biological, chemical and radiological attacks. The Company may include such exclusions in policies in the future in those jurisdictions and classes of business where such exclusions are permitted, and take additional underwriting actions as deemed appropriate.
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
In the fourth quarter of 2005, the Company accrued an estimated $46 for regular assessments based on estimates of the deficits in each account at the time. In the second quarter of 2006, the Florida legislature approved the use of $715 of state tax revenues to partially offset the deficits in Citizens’ High Risk, Commercial Lines and Personal Lines accounts. During the second quarter of 2006, Citizens’ management also finalized its estimate of the 2004 and 2005 hurricane losses that would be used in calculating the deficits in each account. In the third quarter of 2006, the Board of Governors of Citizens approved a final assessment for the 2005 account year and the Company received the assessment notice during the fourth quarter of 2006. The estimates of the deficits in the Personal Lines account and Commercial Lines account were lower than previously anticipated by the Company. As a result of these changes in estimates, during the Company reduced its accrual for Citizens’ assessments by $41, from $46 to $5. The reduction in the amount of the estimated regular assessment also reduces the amount of surcharges that will be billed to policyholders to recoup the assessments in the future. As of December 31, 2006, the Company has collected $12 in surcharges related to the $15 Citizens assessment for the 2004 Florida hurricanes.
Reinsurance Recoverables
The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005

Reinsurance Recoverable
Paid loss and loss adjustment expenses	$460	$580
Unpaid loss and loss adjustment expenses	4,417	5,393

Gross reinsurance recoverable	4,877	5,973
Less: allowance for uncollectible reinsurance	(412)	(413)

Net reinsurance recoverable	$4,465	$5,560

Reinsurance recoverables represent loss and loss adjustment expenses recoverable from a number of entities, including reinsurers and pools. As shown in the following table, a portion of the total gross reinsurance recoverable relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverable as of December 31, 2006 and 2005, the following table shows the portion of recoverables due from companies rated by A.M. Best.

	December 31, 2006		December 31, 2005

Distribution of gross reinsurance recoverable
Gross reinsurance recoverable	$4,877		$5,973
Less: mandatory (assigned risk) pools and structured settlements	(673)		(495)

Gross reinsurance recoverable excluding mandatory pools and structured settlements	$4,204		$5,478

		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$3,050	72.5%	$3,629	66.2%
Other rated by A.M. Best	162	3.9%	233	4.3%

Total rated companies	3,212	76.4%	3,862	70.5%
Voluntary pools	223	5.3%	291	5.3%
Captives	197	4.7%	188	3.4%
Other not rated companies	572	13.6%	1,137	20.8%

Total	$4,204	100.0%	$5,478	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2006 and 2005, respectively.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.

Annually, the Company completes an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $243 in 2006. See the “Other Operations” section of the MD&A for further discussion.
Monitoring Reinsurer Security
To manage the potential credit risk resulting from the use of reinsurance, management evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. Through that process, the Company maintains a list of reinsurers approved for participation on all treaty and facultative reinsurance placements. The Company’s approval designations reflect the differing credit exposure associated with various classes of business. Participation authorizations are categorized along property, short-tail casualty and long-tail casualty lines. In addition to defining participation eligibility, the Company regularly monitors each active reinsurer’s credit risk exposure in the aggregate and limits that exposure based upon independent credit rating levels.
Unless otherwise specified, the following discussion speaks to changes for the year ended December 31, 2006 compared to the year ended December 31, 2005 and the year ended December 31, 2005 compared to the year ended December 31, 2004.
TOTAL PROPERTY & CASUALTY

	2006	2005	2004

Operating Summary
Earned premiums [1]	$10,433	$10,156	$9,494
Net investment income	1,486	1,365	1,248
Other revenues [2]	473	463	436
Net realized capital gains	9	44	133

Total revenues	12,401	12,028	11,311

Losses and loss adjustment expenses [3]
Current year	6,706	6,715	6,590
Prior year [4]	296	248	414

Total losses and loss adjustment expenses	7,002	6,963	7,004
Amortization of deferred policy acquisition costs	2,106	1,997	1,850
Insurance operating costs and expenses	580	731	643
Other expense	643	617	629

Total benefits, losses and expenses	10,331	10,308	10,126

Income before income taxes	2,070	1,720	1,185
Income tax expense	551	484	275

Net income [5]	$1,519	$1,236	$910

Net Income (Loss)

Ongoing Operations	$1,554	$1,165	$955
Other Operations	(35)	71	(45)

Total Property & Casualty net income	$1,519	$1,236	$910

[1]	Includes reinstatement premiums related to hurricanes of $73 in 2005 and reinstatement premiums related to hurricanes of $17 in 2004.

[2]	Primarily servicing revenue.

[3]	Includes 2006 catastrophes of $129, 2005 catastrophes of $365 and 2004 catastrophes of $507, before the net reserve release of $395 related to September 11.

[4]	Net prior year incurred losses in 2006 includes the effect of reducing net reinsurance recoverables by $243 as a result of an agreement with Equitas and strengthening of the allowance for uncollectible reinsurance.

[5]	Includes net realized capital gains, after tax, of $46, $29 and $87 for the years ended December 31, 2006, 2005 and 2004, respectively.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased by $283, or 23%, as a result of a $389 increase in Ongoing Operations’ net income partially offset by a $106 decrease in Other Operations’ results. Other Operations reported a net loss of $35 in 2006 compared to net income of $71 in 2005. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income increased by $326, or 36%, as a result of a $210 increase in Ongoing Operations’ net income and a $116 increase in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.

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

	2006	2005	2004

Written premiums [1]
Business Insurance	$5,185	$5,001	$4,575
Personal Lines	3,877	3,676	3,557
Specialty Commercial	1,596	1,806	1,840

Total	$10,658	$10,483	$9,972

Earned premiums [1]

Business Insurance	$5,118	$4,785	$4,299
Personal Lines	3,760	3,610	3,445
Specialty Commercial	1,550	1,757	1,726

Total	$10,428	$10,152	$9,470

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Year ended December 31, 2006 compared to the year ended December 31, 2005
•	Total Ongoing Operations’ earned premiums grew $276, or 3%, due primarily to growth in Business Insurance and Personal Lines, partially offset by a decrease in Specialty Commercial. Contributing to the growth in earned premium was a $73 reduction of earned premium in 2005 due to catastrophe treaty reinstatement premium payable to reinsurers as a result of losses from hurricanes Katrina, Rita and Wilma, including $16 in Business Insurance, $31 in Personal Lines and $26 in Specialty Commercial. Before catastrophe treaty reinstatement premium, Ongoing Operations’ earned premium grew $203, or 2%, for 2006.

•	For the year ended December 31, 2006, earned premiums grew $333, or 7%, in Business Insurance and grew $150, or 4%, in Personal Lines. Apart from the effect of catastrophe treaty reinstatement premium in 2005, the growth was primarily driven by new business premium outpacing non-renewals over the last six months of 2005 and the full year of 2006 and the effect of earned pricing increases in homeowners, partially offset by the effect of higher property catastrophe treaty reinsurance costs and earned pricing decreases in middle market.

•	Specialty Commercial earned premiums decreased by $207, or 12%, primarily driven by a decrease in casualty, property and other earned premiums, partially offset by an increase in professional liability, fidelity and surety. Casualty earned premiums decreased by $220, primarily because of the non-renewal of a single captive insurance program. The decrease in property earned premium is primarily due to a decline in new business, an increase in catastrophe treaty reinsurance costs and a strategic decision not to renew certain accounts with properties in catastrophe-prone areas.
Year ended December 31, 2005 compared to the year ended December 31, 2004
•	Total Ongoing Operations’ earned premiums grew $682, or 7%, due primarily to growth in Business Insurance and Personal Lines. Earned premiums were net of third and fourth quarter property catastrophe reinstatement premiums related to hurricanes totaling $73 in 2005 and $17 in 2004.

•	Earned premium growth of $486 in Business Insurance was primarily driven by new business premium growth outpacing non-renewals over the last six months of 2004 and the full year of 2005. Earned premium growth of $165 in Personal Lines was primarily driven by new business growth outpacing non-renewals in auto and the effect of earned pricing increases in homeowners.

•	Specialty Commercial earned premiums increased by $31, primarily driven by a $90 reduction in earned premiums under retrospectively-rated policies during 2004 and increases in casualty, professional liability, fidelity and surety and other premiums, partially offset by a $216 decrease in property earned premiums, primarily due to a decrease of $127 from exiting the multi-peril crop insurance business during 2004.

Operating Summary
Net income for Ongoing Operations includes underwriting results for each of its segments, income from servicing businesses, net investment income, other expenses and net realized capital gains (losses), net of related income taxes.

	2006	2005	2004

Operating Summary
Written premiums	$10,658	$10,483	$9,972
Change in unearned premium reserve	230	331	502

Earned premiums	10,428	10,152	9,470
Losses and loss adjustment expenses
Current year	6,706	6,715	6,554
Prior year	(64)	36	5

Total losses and loss adjustment expenses	6,642	6,751	6,559
Amortization of deferred policy acquisition costs	2,106	2,000	1,845
Insurance operating costs and expenses	569	710	621

Underwriting results	1,111	691	445

Net servicing income [1]	53	49	42
Net investment income	1,225	1,082	903
Net realized capital gains (losses)	(17)	19	98
Other expenses	(222)	(202)	(198)
Income tax expense	(596)	(474)	(335)

Net income	$1,554	$1,165	$955

Loss and loss adjustment expense ratio
Current year	64.3	66.1	69.2
Prior year	(0.6)	0.4	0.1

Total loss and loss adjustment expense ratio	63.7	66.5	69.3
Expense ratio	25.6	26.5	25.9
Policyholder dividend ratio	0.1	0.1	0.1

Combined ratio	89.3	93.2	95.3

Catastrophe ratio

Current year	1.9	3.5	5.5
Prior year	(0.7)	0.1	(3.3)

Total catastrophe ratio	1.2	3.6	2.2

Combined ratio before catastrophes	88.1	89.6	93.1
Combined ratio before catastrophes and prior accident year development	88.0	89.4	89.7

[1] Net of expenses related to service business.

Current accident year loss and loss adjustment expense ratio

Current accident year loss and loss adjustment expense ratio before catastrophes	62.4	62.7	63.7
Current accident year catastrophe ratio	1.9	3.5	5.5

Current accident year loss and loss adjustment expense ratio	64.3	66.1	69.2

Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased by $389, or 33%, driven primarily by the following factors:
•	A $420 increase in underwriting results with a corresponding decrease in the combined ratio of 3.9 points, to 89.3, and

•	A $143 increase in net investment income.
Partially offsetting the improvements in net income were the following factors:
•	Net realized capital losses were $17 in 2006 compared to net realized gains of $19 in 2005,

•	A $20 increase in other expenses, due primarily to lower bad debt expense in 2005, and

•	A $122 increase in income tax expense, primarily reflecting an increase in income before income taxes, partially offset by a $49 income tax benefit resulting from the sale of Omni.

Underwriting results increased by $420 due to:

Increase in current accident year underwriting results before catastrophes	$168
Lower current accident year catastrophe losses	152
Change to net favorable prior accident year development	100

Increase in underwriting results from 2005 to 2006	$420

Increase in current accident year underwriting results before catastrophes
The $168 improvement in current accident year underwriting results before catastrophes was primarily due to:

The catastrophe treaty reinstatement premium that was recorded as a reduction of earned premium in 2005	$73
Excluding catastrophe treaty reinstatement premium:
— A decrease in the combined ratio before catastrophes and prior accident year development	72
— A $203 increase in earned premium growth at a combined ratio less than 100.0	23

Increase in current accident year underwriting results before catastrophes from 2005 to 2006	$168

Before reinstatement premium, a lower combined ratio before catastrophes and prior accident year development improved current accident year underwriting results before catastrophes by $72. The 1.4 point decrease in the combined ratio before catastrophes and prior accident year development, to 88.0, was primarily driven by:
•	A 0.9 point decrease in the expense ratio, to 25.6, largely because of a $41 decrease in estimated Citizens’ assessments in 2006 compared to a $64 increase in Citizens assessments in 2005. Almost all of the Citizens assessments are for assessments charged by the Citizens Property Insurance Corporation (Citizens) in Florida, a company established by the State of Florida to provide personal and commercial insurance to individuals and businesses in Florida who are in high risk areas of the state and are unable to obtain insurance through the private insurance markets.

•	A 0.3 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, to 62.4, largely due to the effect that catastrophe treaty reinstatement premium had on the ratio in 2005. Apart from the effect of catastrophe treaty reinstatement premium, the current accident year loss and loss adjustment expense ratio before catastrophes increased slightly due to a slight increase in the ratio for both Business Insurance and Personal Lines. The slight deterioration in Business Insurance was primarily due to an increase in non-catastrophe property loss costs in middle market, the effect of earned pricing decreases in middle market and the effect of a shift to more workers’ compensation premium which has a higher loss and loss adjustment expense ratio than other business in the segment. Partially offsetting the deterioration in Business Insurance was a lower loss and loss adjustment expense ratio on small commercial workers’ compensation business. The deterioration in Personal Lines was principally due to an increase in non-catastrophe property loss costs for homeowners and an increase in the loss and loss adjustment expense ratio for auto liability claims due to a shift to more Dimensions product business within Agency.
Lower current accident year catastrophe losses
Current accident year catastrophe losses decreased by $152, from $351 in 2005 to $199 in 2006. The decrease in current accident year catastrophe losses was primarily due to $264 of net losses incurred for hurricanes Katrina, Rita and Wilma in 2005, partially offset by an increase in non-hurricane related catastrophes in 2006. Catastrophe losses in 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.
Change to net favorable prior accident year development
The $64 of net favorable prior accident year development in 2006 for Ongoing Operations was primarily due to an $83 release of prior accident year hurricane reserves and a $58 release of allocated loss adjustment expense reserves for workers’ compensation and package business, partially offset by reserve strengthenings in Specialty Commercial. Net unfavorable reserve development of $36 in 2005 included a $120 increase in workers’ compensation reserves related to reserves for claim payments expected to emerge after 20 years of development, a $40 strengthening of general liability reserves within Business Insurance for accident years 2000 to 2003 due to higher than anticipated loss payments beyond four years of development and $33 of reserve strengthening related to the third quarter 2004 hurricanes. Partially offsetting the reserve increases in 2005 was a $95 reduction in prior accident year reserves for allocated loss adjustment expenses, predominantly related to auto liability claims and a $75 reduction in workers’ compensation reserves recorded related to accident years 2003 and 2004. See the “Reserves” section of the MD&A for further discussion of reserve development.
The $143 increase in net investment income was primarily because of a larger investment base due to increased cash flows from underwriting and an increase in capital and invested assets attributed to Ongoing Operations as well as an increase in interest rates and a change in asset mix (i.e., a greater share of investments in mortgage loans and limited partnerships). The $17 in net realized capital losses during 2006 included a $24 pre-tax realized capital loss from the sale of Omni, an increase in other-than-temporary-impairments and losses on the sale of fixed maturity investments, partially offset by an increase in income from other sources. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments).
Year ended December 31, 2005 compared to the year ended December 31, 2004
Net income increased $210, or 22%, driven primarily by the following:
•	A $246 increase in underwriting results with a corresponding 2.1 point improvement in the combined ratio, from 95.3 to 93.2, and

•	A $179 increase in net investment income.
The improvements in net income were partially offset by:
•	A $79 decrease in net realized capital gains due to lower net realized gains on the sale of fixed maturity investments and lower net gains on non-qualifying derivatives, and

•	A $139 increase in income tax expense, reflecting an increase in income before income taxes.
Underwriting results increased by $246 due to:

Lower current accident year catastrophe losses	$171
Increase in current accident year underwriting results before catastrophes	106
Increase in net unfavorable prior accident year development	(31)

Increase in underwriting results from 2004 to 2005	$246

Lower current accident year catastrophe losses
Current accident year catastrophe losses decreased by $171, from $522 in 2004 to $351 in 2005. Catastrophe losses in 2005 for Hurricanes Katrina, Rita and Wilma were $264 compared to catastrophe losses in 2004 for Hurricanes Charley, Frances, Ivan and Jeanne of $394.
Increase in current accident year underwriting results before catastrophes
The $106 improvement in current accident year underwriting results before catastrophes was primarily due to:

An increase in catastrophe treaty reinstatement premium recorded as a reduction of earned premium	$(56)
Excluding catastrophe treaty reinstatement premium:
— A decrease in the combined ratio before catastrophes and prior accident year development	85
— A $738 increase in earned premium at a combined ratio less than 100.0	77

Increase in current accident year underwriting results before catastrophes from 2004 to 2005	$106

Before reinstatement premium, a lower combined ratio before catastrophes and prior accident year development improved current accident year underwriting results before catastrophes by $85. The 0.3 point decrease in the combined ratio before catastrophes and prior accident year development, to 89.4, was primarily driven by a 1.0 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by a 0.6 point increase in the expense ratio.
•	The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 1.0 point, to 62.7, primarily due to improved current accident year performance for auto bodily injury and workers’ compensation claims, partially offset by the effect of an increase in non-catastrophe property loss costs. Non-catastrophe property loss costs increased primarily due to increasing claim severity and, in specialty property, increasing claim frequency as well.

•	The expense ratio increased 0.6 points during 2005, to 26.5, primarily due to $64 of hurricane related assessments incurred in 2005 related to the 2004 and 2005 hurricanes. Apart from the impact of hurricane related assessments, the favorable effects on the expense ratio of an increase in earned premiums, a reduction in contingent commissions and a shift to lower commission workers’ compensation business were offset by the unfavorable effects of an increase in catastrophe treaty reinstatement premiums and reduced catastrophe treaty profit commissions. The reduction in contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004. The hurricane-related assessments were predominantly from Citizens. The third quarter 2004 hurricanes caused a deficit in Citizens’ “high risk” account, which triggered an assessment to the Company of $15. In addition, the Company recorded an estimated Citizens’ assessment of $46 based on losses sustained by Citizens as a result of hurricane Wilma in the fourth quarter of 2005.

Increase in net unfavorable prior accident year development
There was a $31 increase in net unfavorable prior accident year reserve development, from $5 of net unfavorable prior accident year development in 2004 to $36 of net unfavorable prior accident year reserve development in 2005. Net unfavorable reserve development of $36 in 2005 included a $120 increase in workers’ compensation reserves related to reserves for claim payments expected to emerge after 20 years of development, a $40 strengthening of general liability reserves within Business Insurance for accident years 2000 to 2003 due to higher than anticipated loss payments beyond four years of development and $33 of reserve strengthening related to the third quarter 2004 hurricanes. Partially offsetting the reserve increases in 2005 was a $95 reduction in prior accident year reserves for allocated loss adjustment expenses, predominantly related to auto liability claims and a $75 reduction in workers’ compensation reserves recorded related to accident years 2003 and 2004. Net unfavorable prior accident year reserve development of $5 in 2004 included reserve increases of $303, partially offset by a reserve release of $298 for September 11. Reserve increases in 2004 included $190 for construction defect claims, $38 for small commercial package business and $25 for auto liability claims.
The $179 increase in net investment income was due, in part, to a larger investment base due to increased cash flows from underwriting, higher investment yields on fixed maturity investments and an increase in income from limited partnership investments.
Also contributing to the increase, was an increase in capital and invested assets attributed to Ongoing Operations in 2005. Less invested assets were needed in Other Operations given the reduction in Other Operations’ loss reserves and the reduction in invested assets needed to support those reserves.
BUSINESS INSURANCE
Business Insurance provides standard commercial insurance coverage to small and middle market commercial businesses, primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages. The Business Insurance segment also provides commercial risk management products and services.

	2006	2005	2004

Premiums
Written Premiums [1]

Small Commercial	$2,728	$2,545	$2,255
Middle Market	2,457	2,456	2,320

Total	$5,185	$5,001	$4,575

Earned Premiums [1]

Small Commercial	$2,652	$2,421	$2,077
Middle Market	2,466	2,364	2,222

Total	$5,118	$4,785	$4,299

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve .

	2006	2005	2004

Premium Measures
New Business Premium
Small Commercial	$533	$580	$575
Middle Market	$458	$596	$574

Premium Renewal Retention
Small Commercial	87%	88%	87%
Middle Market	82%	81%	83%

Written Pricing Increase (Decrease)
Small Commercial	1%	2%	5%
Middle Market	(4%)	(5%)	(1%)

Earned Pricing Increase (Decrease)
Small Commercial	1%	3%	7%
Middle Market	(5%)	(3%)	3%

Earned Premiums
Year ended December 31, 2006 compared to the year ended December 31, 2005
Earned premiums for the Business Insurance segment increased $333, or 7%. The increase was primarily due to new business growth outpacing non-renewals in both small commercial and middle market over the last six months of 2005 and the full year of 2006. Also contributing to the increase in earned premiums was $16 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005. Partially offsetting the increase in earned premium was the effect of earned pricing decreases in middle market and higher property catastrophe treaty reinsurance costs.

•	Small commercial earned premium grew $231, or 10%, driven primarily by earned premium growth in workers’ compensation and package business for both Select Xpand and traditional Select business. Premium renewal retention for small commercial decreased slightly for the year ended December 31, 2006, from 88% to 87%, primarily due to commercial auto business. New business written premium for small commercial decreased by $47, or 8%, for the year ended December 31, 2006, primarily due to lower production of new workers’ compensation, auto and package policies. Despite an increase in the number of appointed agents to expand writings in certain territories, actions taken by some of the Company’s competitors to increase commissions for workers’ compensation business may be contributing to the Company’s lower new business growth.

•	Middle market earned premium grew $102, or 4%, driven primarily by growth in workers’ compensation and marine earned premium. Premium renewal retention for middle market increased slightly for the year ended December 31, 2006, from 81% to 82%, primarily driven by workers’ compensation business. In response to increased competition, management has focused heavily on premium renewal retention. New business written premium for middle market decreased by $138, or 23%, for the year ended December 31, 2006, primarily due to increased competition for workers’ compensation business.

•	As written premium is earned over the 12 month term of the policies, the unfavorable trend in earned pricing during 2006 was primarily a reflection of the written pricing changes over the last six months of 2005 and the year ended December 31, 2006.
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
•	Growth in small commercial earned premium was driven primarily by growth in workers’ compensation and package business for both Select Xpand and traditional Select. New business written premium for small commercial increased by $5, or 1%, as an increase in new business for workers’ compensation was largely offset by a decrease in new business for package and commercial auto. Premium renewal retention for small commercial increased from 87% to 88%, primarily due to workers’ compensation and package business, partially offset by lower written pricing increases.

•	Growth in middle market earned premium was driven primarily by growth in workers’ compensation and marine, partially offset by a decrease in property and commercial auto. New business written premium for middle market increased by $22, or 4%, for the year ended December 31, 2005, mostly related to workers’ compensation business. Premium renewal retention for middle market decreased from 83% to 81%, primarily due to the effect of larger written pricing decreases and a decrease in retention on larger accounts.
As substantially all premiums in the segment are earned over a 12 month policy period, earned pricing changes for the year ended December 31, 2005 primarily reflected written pricing changes during the last six months of 2004 and the year ended December 31, 2005.

Underwriting Summary

	2006	2005	2004

Written premiums	$5,185	$5,001	$4,575
Change in unearned premium reserve	67	216	276

Earned premiums	5,118	4,785	4,299
Losses and loss adjustment expenses
Current year	3,127	2,949	2,700
Prior year	(61)	22	(67)

Total losses and loss adjustment expenses	3,066	2,971	2,633
Amortization of deferred policy acquisition costs	1,184	1,138	1,058
Insurance operating costs and expenses	250	280	248

Underwriting results	$618	$396	$360

Loss and loss adjustment expense ratio
Current year	61.1	61.6	62.8
Prior year	(1.2)	0.5	(1.6)

Total loss and loss adjustment expense ratio	59.9	62.1	61.2
Expense ratio	27.7	29.5	30.1
Policyholder dividend ratio	0.3	0.1	0.2

Combined ratio	87.9	91.7	91.6

Catastrophe ratio

Current year	1.4	1.9	3.4
Prior year	(0.4)	0.1	(4.3)

Total catastrophe ratio	1.0	2.0	(0.9)

Combined ratio before catastrophes	86.9	89.7	92.5

Combined ratio before catastrophes and prior accident year development	87.7	89.4	89.7

Current accident year loss and loss adjustment expense ratio

Current accident year loss and loss adjustment expense ratio before catastrophes	59.7	59.8	59.3
Current accident year catastrophe ratio	1.4	1.9	3.4

Current accident year loss and loss adjustment expense ratio	61.1	61.6	62.8

Underwriting results and ratios
Year ended December 31, 2006 compared to the year ended December 31, 2005
Underwriting results increased by $222, or 56%, with a corresponding 3.8 point decrease in the combined ratio, to 87.9. The net increase in underwriting results was principally driven by the following factors:

Increase in current accident year underwriting results before catastrophes	$121
Change to net favorable prior accident year development	83
Lower current accident year catastrophe losses	18

Increase in underwriting results from 2005 to 2006	$222

Increase in current accident year underwriting results before catastrophes
The $121 improvement in current accident year underwriting results before catastrophes was primarily due to:

The catastrophe treaty reinstatement premium that was recorded as a reduction of earned premium in 2005	$16
Excluding catastrophe treaty reinstatement premium:
— A decrease in the combined ratio before catastrophes and prior accident year development	70
— A $317 increase in earned premium (before catastrophe treaty reinstatement premium) at a combined ratio less than 100.0	35

Increase in current accident year underwriting results before catastrophes from 2005 to 2006	$121

Before reinstatement premium, a lower combined ratio before catastrophes and prior accident year development improved current accident year underwriting results before catastrophes by $70. The 1.7 point decrease in the combined ratio before catastrophes and prior accident year development, to 87.7, was primarily driven by an improvement in the expense ratio.

•	The expense ratio decreased by 1.8 points, primarily due to the impact in 2006 and 2005 of changes in the expected assessments from Citizens and a continued shift to lower commission workers’ compensation business. The year ended December 31, 2006 benefited from a $22 reduction in estimated Citizens’ assessments related to the 2005 Florida hurricanes and the year ended December 31, 2005 included a charge of $33 for assessments related to the 2004 and 2005 Florida hurricanes.

•	Before catastrophes, the current accident year loss and loss adjustment expense ratio decreased slightly, to 59.7, primarily due to a lower loss and loss adjustment expense ratio on small commercial workers’ compensation business, a decrease in non-catastrophe property loss costs in small commercial and the effect on the ratio of catastrophe treaty reinstatement premium in 2005. Largely offsetting the improvement was, an increase in non-catastrophe property loss costs in middle market, the effect of earned pricing decreases in middle market and the effect of a shift to more workers’ compensation premium which has a higher loss and loss adjustment expense ratio than other business in the segment. The increase in non-catastrophe property loss costs in middle market was primarily due to increasing claim severity. In small commercial, non-catastrophe property loss costs were favorable due to favorable claim frequency.
Change to net favorable prior accident year development
There was a change from $22 of net unfavorable prior accident year reserve development in 2005 to $61 of net favorable prior accident year reserve development in 2006. Net favorable reserve development of $61 in 2006 included a $58 reduction in allocated loss adjustment expense reserves, primarily for workers’ compensation and package business related to accident years 2003 to 2005 and a $25 reduction in prior accident year catastrophe reserves in 2006, of which $9 related to hurricanes Katrina, Rita and Wilma in 2005 and $16 related to hurricanes Charley, Frances and Jeanne in 2004. Net unfavorable reserve development of $22 in 2005 included a $50 increase in workers’ compensation reserves related to reserves for claim payments expected to emerge after 20 years of development and a $40 strengthening of general liability reserves for accident years 2000 to 2003 due to higher than anticipated loss payments beyond four years of development. Partially offsetting the reserve increases in 2005 was a $75 reduction in workers’ compensation reserves related to accident years 2003 and 2004.
Lower current accident year catastrophe losses
Current accident year catastrophe losses decreased by $18, from $89 in 2005 to $71 in 2006. Catastrophe losses in 2005 included $68 of catastrophe losses from Hurricanes Katrina, Rita and Wilma. While hurricane losses were significantly lower in 2006, non-hurricane catastrophe losses increased significantly due, in large part, to tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Underwriting results increased by $36, with a 0.1 point increase in the combined ratio to 91.7. The net increase in underwriting results was principally driven by the following factors:

Increase in current accident year underwriting results before catastrophes	$67
Lower current accident year catastrophe losses	58
Change to net unfavorable prior accident year development	(89)

Increase in underwriting results from 2004 to 2005	$36

Increase in current accident year underwriting results before catastrophes
The $67 improvement in current accident year underwriting results before catastrophes was primarily due to:

An increase in catastrophe treaty reinstatement premium recorded as a reduction of earned premium	$(10)
Excluding catastrophe treaty reinstatement premium:
— A $496 increase in earned premium at a combined ratio less than 100.0	52
— A decrease in the combined ratio before catastrophes and prior accident year development	25

Increase in current accident year underwriting results before catastrophes from 2004 to 2005	$67

Before reinstatement premium, a lower combined ratio before catastrophes and prior accident year development improved current accident year underwriting results before catastrophes by $25. The 0.3 point decrease in the combined ratio before catastrophes and prior accident year development, to 89.4, was primarily driven by a 0.6 point improvement in the expense ratio, partially offset by a 0.5 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes.
•	Contributing to the 0.6 point decrease in the expense ratio was earned premium growth, a shift to more workers’ compensation business which has lower commissions and a $16 reduction in contingent commissions, partially offset by $20 of hurricane related assessments in 2005. The $16 reduction in contingent commissions was due, in part, to a decision made by some agents and brokers not to accept contingent commissions after the third quarter of 2004.

•	The 0.5 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 59.8, was primarily due to earned pricing decreases in middle market and increasing non-catastrophe property claim costs, partially offset by earned pricing increases in small commercial and improved current accident year underwriting results for workers’ compensation business. The improved current accident year performance for workers’ compensation business was consistent with the favorable prior accident year development recorded in 2005 related to accident years 2003 and 2004.
Lower current accident year catastrophe losses
Current accident year catastrophe losses decreased by $58, from $147 in 2004 to $89 in 2005. Catastrophe losses in 2005 for Hurricanes Katrina, Rita and Wilma were $68 compared to catastrophe losses in 2004 for Hurricanes Charley, Frances, Ivan and Jeanne of $98.
Change to net unfavorable prior accident year development
There was a change from $67 of net favorable prior accident year reserve development in 2004 to $22 of net unfavorable prior accident year reserve development in 2005. Net unfavorable reserve development of $22 in 2005 included a $50 increase in workers’ compensation reserves related to reserves for claim payments expected to emerge after 20 years of development and a $40 strengthening of general liability reserves for accident years 2000 to 2003 due to higher than anticipated loss payments beyond four years of development. Partially offsetting the reserve increases in 2005 was a $75 reduction in workers’ compensation reserves recorded related to accident years 2003 and 2004. Net favorable reserve development of $67 in 2004 included a $175 release of September 11 reserves, partially offset by a $38 strengthening of reserves for small commercial package business, a $25 strengthening of automobile liability reserves and a $23 strengthening of reserves for construction defects claims.
Outlook
For the 2007 full year, management expects the Business Insurance segment to achieve 2% to 5% written premium growth compared to written premium growth of 4% achieved in 2006. In small commercial, the Company expects to generate 4% to 7% written premium growth in 2007 by further increasing the number of appointed agents and growing premium in under-represented territories. In addition, small commercial expects to grow new business by expanding its underwriting appetite, refining its pricing models and upgrading product features. To support the expected increase in premium writings, small commercial continues to build a low-cost operating model that is scalable for further expansion.
Within middle market, the Company expects no written premium growth in 2007 as the Company takes a disciplined approach to evaluating and pricing risks in the face of a decline in written pricing. Nevertheless, the Company will seek to increase its market share in a number of regions where the Company is currently under-represented. While the Company will continue to focus on growing its workers’ compensation business in the most profitable states, the Company expects to shift the mix of middle market business from workers’ compensation to other lines in 2007. To support this objective, the Company plans to develop new underwriting and pricing models for commercial auto and property business. In 2007, the Company will continue to focus on renewal retention, particularly in the mid-Western states, where competition is expected to be particularly strong.
Written pricing trends in 2006 were affected by increased competition as evidenced by 1% written pricing increases in small commercial and 4% written pricing decreases in middle market. During 2006, non-catastrophe property loss costs increased, driven by increasing claim severity in middle market, partially offset by favorable claim frequency and severity in small commercial. In 2007, management expects claim severity to increase and claim frequency to be less favorable. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 88.5 to 91.5 in 2007. The combined ratio before catastrophes and prior accident year development was 87.7 in 2006.
To summarize, management’s outlook in Business Insurance for the 2007 full year is:
•	Written premium growth of 2% to 5%, including growth of 4% to 7% in small commercial and no growth in middle market

•	A combined ratio before catastrophes and prior accident year development of 88.5 to 91.5

PERSONAL LINES
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation and to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market (“Standard”). Up until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary. Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options. The Hartford’s exclusive licensing arrangement with AARP continues until January 1, 2020 for automobile, homeowners and home-based business. The Health Care Options agreement continues through 2009.
Written Premiums [1]

	2006	2005	2004

Business Unit
AARP	$2,580	$2,373	$2,244
Agency	1,100	1,020	942
Other	197	283	371

Total	$3,877	$3,676	$3,557

Product Line
Automobile	$2,856	$2,753	$2,685
Homeowners	1,021	923	872

Total	$3,877	$3,676	$3,557

Earned Premiums [1]
	2006	2005	2004

Business Unit
AARP	$2,466	$2,296	$2,146
Agency	1,068	997	907
Other	226	317	392

Total	$3,760	$3,610	$3,445

Product Line
Automobile	$2,792	$2,728	$2,622
Homeowners	968	882	823

Total	$3,760	$3,610	$3,445

[1] The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Premium Measures
	2006	2005	2004

Policies in force at year end

Automobile	2,276,165	2,222,688	2,166,922
Homeowners	1,460,679	1,384,364	1,348,573

Total policies in force at year end	3,736,844	3,607,052	3,515,495

New business premium
Automobile	$469	$426	$469
Homeowners	$161	$131	$115

Premium Renewal Retention
Automobile	87%	87%	89%
Homeowners	94%	94%	100%

Written Pricing Increase (Decrease)
Automobile	(1%)	—	3%
Homeowners	5%	6%	9%

Earned Pricing Increase (Decrease)
Automobile	(1%)	1%	5%
Homeowners	5%	7%	11%

Earned Premiums
Year ended December 31, 2006 compared to the year ended December 31, 2005
Earned premiums for the Personal Lines segment increased $150, or 4%, due primarily to earned premium growth in both AARP and Agency business, partially offset by higher property catastrophe treaty reinsurance costs and a reduction in other earned premium. Also contributing to the increase in earned premiums was $31 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005. Other earned premium consists of premium earned on non-standard auto business written by Omni and on business written through affinity partners other than AARP.
•	AARP earned premium grew $170, or 7%, reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings of both auto and homeowners.

•	Agency earned premium grew $71, or 7%, primarily as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003. Dimensions, which had been rolled out to 42 states for auto and 39 states for homeowners as of December 31, 2006, enables agents to generate a customized price for each policyholder, independent of the risks and rates of other members of the same household. The plan, which is available through the company’s network of independent agents, was enhanced beginning in the third quarter of 2006 as “Dimensions with Auto Packages” and the enhanced plan is now offered in 29 states with four distinct package offerings.

•	Other earned premium decreased by $91, or 29%, because of a strategic decision to reduce other affinity business and limit non-standard writings to fewer geographic areas. On November 30, 2006, the Company sold Omni and exited the non-standard auto business. Refer to Note 20 of the Notes to Consolidated Financial Statements for further discussion.
The earned premium growth in AARP and Agency was primarily due to new business written premium outpacing non-renewals over the last six months of 2005 and the full year of 2006 and to earned pricing increases in homeowners for both AARP and Agency.
Auto earned premium grew $64, or 2% primarily from new business outpacing non-renewals in both AARP and Agency over the last six months of 2005 and the year ended December 31, 2006, partially offset by a decline in other auto business. Before considering the decline in other auto business, auto earned premium grew $154, or 6%. Homeowners’ earned premium grew $86, or 10%, primarily due to new business outpacing non-renewals in both AARP and Agency business over the last six months of 2005 and the year ended December 31, 2006 and due to earned pricing increases. Consistent with the growth in earned premium, the number of policies in force has increased in auto and homeowners. The growth in policies in force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.
Auto new business written premium increased by $43, or 10%, to $469 in 2006. The increase in new business written premium was primarily due to an increase in AARP and Agency new business, partially offset by a decrease in other new business. Growth in new business was particularly strong in AARP with a growth rate of 20% in 2006. Homeowners’ new business written premium increased by $30, or 23%, to $161 in 2006. The increase in homeowners’ new business written premium was due to an increase in both AARP and Agency new business.
Premium renewal retention in 2006 for auto of 87% and for homeowners of 94% remained flat from the prior year. For auto, overall premium renewal retention was flat, despite a decrease in retention for Agency auto. For homeowners, an increase in retention of AARP business was offset by a decrease in retention of Agency business. Premium renewal retention for Agency auto decreased due to a shift to more six month policies that have a lower retention rate.
The trend in earned pricing during 2006 was a reflection of the written pricing changes in the last six months of 2005 and the year ended December 31, 2006. Auto written pricing decreases are driven by an extended period of favorable results factoring into the rate setting process. Homeowners’ written pricing continues to increase moderately due to insurance to value increases.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Earned premiums increased $165, or 5%, due primarily to earned premium growth in both AARP and Agency, partially offset by a reduction in other earned premium. Other earned premium consists of premium earned on non-standard auto business written by Omni and on business written through affinity partners other than AARP.
•	AARP earned premium grew $150, or 7%, reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings, particularly in auto.

•	Agency earned premium grew $90, or 10%, as a result of continued growth of the Dimensions class plans first introduced in 2004. Dimensions, which had been rolled out to 41 states for auto and 37 states for homeowners as of December 31, 2005, allows Personal Lines to write a broader class of risks.

•	Other earned premium decreased by $75, or 19%, primarily because of a strategic decision by management to focus on more profitable non-standard auto business.
The earned premium growth in AARP and Agency during 2005 was primarily due to new business written premium outpacing non-renewals for auto business in 2004 and 2005 and to earned pricing increases in homeowners’ business.
Auto earned premium grew $106, or 4%, primarily from growth in AARP and Agency, offset by a decline in other earned premiums. Before considering the decline in other earned premium, auto earned premium grew $240, or 8%. Homeowners’ earned premium grew $59, or 7%, due to growth in AARP and Agency business, partially offset by a decline in the Affinity business included within other earned premiums. Consistent with the growth in earned premium, the number of policies in force has increased in auto and homeowners. The growth in policies in force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in force counts are as of a point in time rather than over a period of time.
Auto new business written premium decreased by $43, or 9%, to $426 in 2005, due primarily to a $52 decline in Omni new business and, to a lesser extent, a decline in Agency and Other Affinity new business, partially offset by an increase in AARP new business. Homeowners’ new business written premium increased by $16, or 14%, to $131 in 2005, primarily due to an increase in Agency new business written premium.
Premium renewal retention decreased in 2005 for both auto and for homeowners, from 89% to 87% for auto, and from 100% to 94% for homeowners. Premium renewal retention for automobile decreased primarily due to lower written pricing increases and a decrease in retention in Agency business, partially offset by an increase in retention to AARP business. Premium renewal retention for homeowners decreased primarily due to a decrease in retention of Agency business and lower written pricing increases.
The moderation in earned pricing increases during 2005 is a reflection of written pricing changes in the last six months of 2004 and the year ended December 31, 2005. The written pricing declines are reflective of the company’s response in different states and different auto segments to the current levels of price adequacy. Written pricing for homeowners has increased primarily due to increased insurance to value.

	2006	2005	2004

Underwriting Summary
Written premiums	$3,877	$3,676	$3,557
Change in unearned premium reserve	117	66	112

Earned premiums	3,760	3,610	3,445
Losses and loss adjustment expenses
Current year	2,516	2,389	2,509
Prior year	(38)	(95)	3

Total losses and loss adjustment expenses	2,478	2,294	2,512
Amortization of deferred policy acquisition costs	622	581	530
Insurance operating costs and expenses	231	275	265

Underwriting results	$429	$460	$138

Loss and loss adjustment expense ratio
Current year	66.9	66.2	72.8
Prior year	(1.0)	(2.6)	0.1

Total loss and loss adjustment expense ratio	65.9	63.6	72.9
Expense ratio	22.7	23.7	23.1

Combined ratio	88.6	87.3	96.0

Catastrophe ratio

Current year	3.2	2.7	7.7
Prior year	(0.4)	0.2	(0.3)

Total catastrophe ratio	2.8	2.9	7.4

Combined ratio before catastrophes	85.8	84.4	88.6
Combined ratio before catastrophes and prior accident year development	86.4	87.2	88.2
Other revenues [1]	$135	$121	$123

[1] Represents servicing revenue

	2006	2005	2004

Current accident year loss and loss adjustment expense ratio
Current accident year loss and loss adjustment expense ratio before catastrophes	63.8	63.5	65.1
Current accident year catastrophe ratio	3.2	2.7	7.7

Current accident year loss and loss adjustment expense ratio	66.9	66.2	72.8

Combined Ratios

Automobile	93.6	90.7	95.7
Homeowners	74.0	76.6	96.8

Total	88.6	87.3	96.0

Underwriting Results and Ratios
Year ended December 31, 2006 compared to the year ended December 31, 2005
Underwriting results decreased by $31, or 7%, with a corresponding 1.3 point increase in the combined ratio, to 88.6. The net decrease in underwriting results was principally driven by the following factors:

Decrease in net favorable prior accident year development	$(57)
Higher current accident year catastrophe losses	(22)
Increase in current accident year underwriting results before catastrophes	48

Decrease in underwriting results from 2005 to 2006	$(31)

Decrease in net favorable prior accident year development
Net favorable prior accident year reserve development of $38 in 2006 included a $53 reduction in auto liability reserves and a $23 reduction in hurricane catastrophe reserves, including $10 related to Hurricane Katrina in 2005 and $7 related to Hurricane Charley in 2004, partially offset by a $30 increase in reserves for personal auto liability claims due to an increase in estimated severity on claims where the company is exposed to losses in excess of policy limits. The $53 reduction in auto liability reserves in 2006 included a $31 reduction in reserves for auto liability claims related to accident year 2005 as a result of better than expected frequency trends and a $22 reduction of reserves for AARP and other affinity auto liability claims related to accident years 2003 to 2005 as a result of better than expected severity trends. Net favorable prior accident year reserve development of $95 in 2005 included a $95 reduction in reserves for allocated loss adjustment expenses.
Higher current accident year catastrophe losses
Despite lower hurricane losses in 2006, current accident year catastrophe losses increased by $22, from $98 in 2005 to $120 in 2006. Catastrophe losses increased principally due to losses in 2006 from tornados and hail storms in the Midwest and windstorms in Texas and on the East coast. Catastrophe losses in 2005 included $51 of losses from Hurricanes Katrina, Rita and Wilma.
Increase in current accident year underwriting results before catastrophes
The $48 improvement in current accident year underwriting results before catastrophes was primarily due to:

The catastrophe treaty reinstatement premium that was recorded as a reduction of earned premium in 2005	$31
Excluding catastrophe treaty reinstatement premium
— A $119 increase in earned premium at a combined ratio less than 100.0	16
— A slight improvement in the combined ratio before catastrophes and prior accident year development	1

Increase in current accident year underwriting results before catastrophes from 2005 to 2006	$48

The combined ratio before catastrophes and prior year development decreased by 0.8 points, to 86.4, due to the effect of $31 of catastrophe treaty reinstatement premiums recorded as a reduction of earned premium in 2005. Before the effect of catastrophe treaty reinstatement premium, the combined ratio before catastrophes and prior accident year development was relatively flat, improving current accident year underwriting results before catastrophes by only $1.
The 0.8 point decrease in the combined ratio before catastrophes and prior accident year development was primarily driven by a 1.0 point decrease in the expense ratio, to 22.7, partially offset by a 0.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, from 63.5 to 63.8.
•	The 1.0 point improvement in the expense ratio was primarily due to the impact in 2006 and 2005 of changes in the expected assessments from Citizens. The year ended December 31, 2006 benefited from a $19 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes whereas the year ended December 31, 2005 included a charge of $30 for assessments related to the 2004 Florida hurricanes.

•	The 0.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes was principally due to an increase in non-catastrophe property loss costs for homeowners, primarily driven by an increase in claim severity, and an increase in the loss and loss adjustment expense ratio for auto liability claims, partially due to a shift to more Dimensions product business within Agency. Partially offsetting the increase in the current accident year loss and loss adjustment expense ratio before catastrophes was the effect of catastrophe treaty reinstatement premiums recorded as a reduction of earned premium in 2005.

Year ended December 31, 2005 compared to the year ended December 31, 2004
Underwriting results increased by $322, with a corresponding 8.7 point decrease in the combined ratio, from 96.0 to 87.3. The net increase in underwriting results was principally driven by the following factors:

Lower current accident year catastrophe losses	$166
Change to net favorable prior accident year development of $95 in 2005	98
Increase in current accident year underwriting results before catastrophes	58

Increase in underwriting results from 2004 to 2005	$322

Lower current accident year catastrophe losses
Current accident year catastrophe losses decreased by $166, from $264 in 2004 to $98 in 2005. Catastrophe losses in 2005 for Hurricanes Katrina, Rita and Wilma were $51 compared to catastrophe losses in 2004 for hurricanes Charley, Frances, Ivan and Jeanne of $215.
Change to net favorable prior accident year development
There was a change from $3 of net unfavorable prior accident year reserve development in 2004 to $95 of net favorable prior accident year reserve development in 2005. Net favorable reserve development of $95 in 2005 represented a $95 reduction in prior accident year reserves for allocated loss adjustment expenses, predominantly related to auto liability claims.
Increase in current accident year underwriting results before catastrophes
The $58 improvement in current accident year underwriting results before catastrophes was primarily due to:

An increase in catastrophe treaty reinstatement premium recorded as a reduction of earned premium	$(24)
Excluding catastrophe treaty reinstatement premium:
— A decrease in the combined ratio before catastrophes and prior accident year development	58
— A $189 increase in earned premium at a combined ratio less than 100.0	24

Increase in current accident year underwriting results before catastrophes from 2004 to 2005	$58

Before reinstatement premium, a lower combined ratio before catastrophes and prior accident year development improved current accident year underwriting results before catastrophes by $58. The 1.0 point decrease in the combined ratio before catastrophes and prior accident year development, to 87.2, was primarily driven by a 1.6 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by a 0.6 point increase in the expense ratio.
•	The 1.6 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes was primarily due to lower current accident year loss costs for auto liability claims and earned pricing increases for homeowners business slightly outpacing increases in non-catastrophe property loss costs, partially offset by the effect on the ratio of an increase in catastrophe treaty reinstatement premium. The lower current accident year loss and loss adjustment expense ratio for auto liability claims was consistent with the favorable prior accident year development on auto liability allocated loss adjustment expense reserves recognized in 2005. Within homeowners, an increase in loss costs was due entirely to increasing claim severity.

•	The expense ratio increased by 0.6 points, to 23.7, primarily due to $31 of hurricane-related assessments in 2005.
Outlook
Management expects the Personal Lines segment to deliver 4% to 7% written premium growth in 2007, compared to written premium growth of 5% in 2006. Written premium growth of 3% to 6% in auto and 7% to 10% in homeowners is expected to come from growth in both AARP and Agency. For AARP business, management expects to achieve its targeted written premium growth primarily through an increase in marketing to AARP members. In addition to marketing through mail, magazines and other traditional channels, the Company plans to attract new customers by continuing to help AARP build its membership, using internet advertisements and placing more direct response television advertisements.
For the Agency business, management expects to increase written premium by further enhancing the Dimensions product and increasing the number of appointed agents. Throughout 2007, the focus will be to successfully engage new and recently appointed agents. The Company sold its Omni non-standard auto business on November 30, 2006 and because Omni accounted for 3% of written premium in 2006, Personal Lines written premium growth will be moderated by the sale of this business.
Strong underwriting profitability within the past couple of years has intensified the level of competition, putting downward pressure on rates. For auto, written pricing in 2006 was down 1% and, for homeowners, written pricing increases in 2006 of 5% were lower than they had been in 2005. Non-catastrophe loss costs in homeowners increased in 2006, driven largely by an increase in claim severity. Management expects claim severity to increase again in 2007 and claim frequency to be slightly negative. While earned pricing and loss cost trends are expected to be less favorable in 2007, underwriting results in 2007 will benefit from the sale of Omni which generated an underwriting loss of $52 in 2006. The Company expects a 2007 combined ratio before catastrophes and prior accident year development in the range of 84.5 to 87.5. The combined ratio before catastrophes and prior accident year development was 86.4 in 2006.
To summarize, management’s outlook in Personal Lines for the 2007 full year is:
•	Written premium growth of 4% to 7%, including growth of 3% to 6% in auto and 7% to 10% in homeowners

•	A combined ratio before catastrophes and prior accident year development of 84.5 to 87.5
SPECIALTY COMMERCIAL
Specialty Commercial offers a variety of customized insurance products and risk management services. The segment provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity and surety, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Specialty Commercial provides other insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits, loss control and performance measurement through Specialty Risk Services.

	2006	2005	2004

Written Premiums [1]
Property	$212	$211	$443
Casualty	570	815	743
Professional liability, fidelity and surety	697	613	539
Other	117	167	115

Total	$1,596	$1,806	$1,840

Earned Premiums [1]
Property	$213	$245	$461
Casualty	567	787	635
Professional liability, fidelity and surety	650	555	523
Other	120	170	107

Total	$1,550	$1,757	$1,726

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Year ended December 31, 2006 compared to the year ended December 31, 2005
Earned premiums for the Specialty Commercial segment decreased by $207, or 12%, primarily due to decreases in casualty, property and other earned premiums, partially offset by an increase in professional liability, fidelity and surety earned premiums and the effect of $26 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005.
•	Property earned premium decreased by $32, or 13%, primarily due to a decrease in new business and renewals in the latter half of 2005 and the full year of 2006 as well as the effect of an increase in reinsurance costs for 2006 treaties and additional catastrophe reinsurance purchased in the fourth quarter of 2005. Partially offsetting the decrease in earned premiums was $34 of catastrophe treaty reinstatement premiums payable to reinsurers recorded as a reduction of earned premium in 2005 and double digit earned pricing increases during 2006. The reduction in new business and renewals reflects a decision to reduce catastrophe loss exposures in certain geographic areas and a determination that, despite rate increases, rates on some business opportunities were not adequate. Property business has experienced significant rate increases throughout 2006, reflecting a hardening of the market after the 2005 hurricanes.

•	Casualty earned premiums decreased by $220, or 28%, primarily because of the non-renewal of a single captive insurance program and a decline in new business written premium growth. Partially offsetting the decrease was an increase in premium retention and the effect of renewing a single large deductible policy as a retrospectively rated policy which bears a higher premium. The single captive insurance program accounted for earned premium of $241 for the year ended December 31, 2005.

•	Professional liability, fidelity and surety earned premium grew $95, or 17%, due primarily to a decrease in the portion of risks ceded to outside reinsurers, new business growth in commercial and contract surety business, earned pricing increases in contract surety business and new business growth in middle market and small commercial professional liability business, partially offset by earned pricing decreases in professional liability. The growth in commercial and contract surety was primarily driven by an increase in the number of fidelity and surety bonds issued to existing accounts.

•	Within the “other” category, earned premium decreased by $50, or 29%. The “other” category of earned premiums includes premiums assumed and ceded under inter-segment arrangements and co-participations. Under an inter-segment arrangement, beginning in the first quarter of 2006, the Company allocated more of the premiums ceded under the principal property catastrophe reinsurance program to Specialty Commercial and less to Business Insurance and Personal Lines. In addition, beginning in the third quarter of 2006, the Company reduced the premiums assumed by Specialty Commercial under inter-segment arrangements covering certain liability claims.
Year ended December 31, 2005 compared to the year ended December 31, 2004
Earned premiums for the Specialty Commercial segment increased by $31, or 2%, due to an increase in casualty, professional liability, fidelity and surety and other earned premiums, partially offset by a decrease in property earned premiums.
•	Property earned premium decreased $216, or 47%, primarily because of a decline in new business and a decrease of $127 due to the decision made in the fourth quarter of 2004 to exit the multi-peril crop insurance (“MPCI”) business, partially offset by an increase in premium renewal retention. Also reducing earned premium was a $22 increase in reinstatement premiums paid to reinstate reinsurance treaty limits as a result of losses ceded from third and fourth quarter hurricanes of 2005 compared to reinstatement premiums paid in 2004 as a result of losses ceded from the third quarter hurricanes of 2004.

•	Casualty earned premiums grew $152, or 24%, primarily because earned premium in 2004 included a $90 decrease in earned premiums under retrospectively-rated policies. The remaining growth of $62 was largely attributable to the effect of earned pricing increases, partially offset by a decrease in new business growth. In 2005 and 2004, a single captive insurance program accounted for earned premium of $241 and $226, respectively.

•	Professional liability, fidelity and surety earned premium grew $32, or 6%, due to a decrease in the portion of risks ceded to outside reinsurers, new business growth in commercial and contract surety business, an increase in earned pricing for fidelity and surety business, and a decrease in the price of fidelity and surety reinsurance, partially offset by earned pricing decreases in professional liability.

•	Within the “other” category, earned premium increased by $63, or 59%, primarily due to increased premiums on inter-segment reinsurance programs.
Underwriting Summary

	2006	2005	2004

Written premiums	$1,596	$1,806	$1,840
Change in unearned premium reserve	46	49	114

Earned premiums	1,550	1,757	1,726
Losses and loss adjustment expenses
Current year	1,063	1,377	1,345
Prior year	35	109	69

Total losses and loss adjustment expenses	1,098	1,486	1,414
Amortization of deferred policy acquisition costs	300	281	257
Insurance operating costs and expenses	88	155	108

Underwriting results	$64	$(165)	$(53)

Loss and loss adjustment expense ratio
Current year	68.5	78.4	77.9
Prior year	2.3	6.2	4.0

Total loss and loss adjustment expense ratio	70.8	84.6	81.9
Expense ratio	25.4	24.3	21.1
Policyholder dividend ratio	(0.3)	0.5	0.1

Combined ratio	95.9	109.4	103.1

Catastrophe ratio

Current year	0.6	9.3	6.3
Prior year	(2.4)	0.1	(6.7)

Total catastrophe ratio	(1.9)	9.5	(0.4)

Combined ratio before catastrophes	97.8	99.9	103.5
Combined ratio before catastrophes and prior accident year development	93.0	93.8	92.8
Other revenues [1]	$338	$342	$314

[1] Represents servicing revenue

Current accident year loss and loss adjustment expense ratio

Current accident year loss and loss adjustment expense ratio before catastrophes	67.9	69.0	71.6
Current accident year catastrophe ratio	0.6	9.3	6.3
Current accident year loss and loss adjustment expense ratio	68.5	78.4	77.9

Underwriting Results and Ratios
Year ended December 31, 2006 compared to the year ended December 31, 2005
Underwriting results increased by $229, with a corresponding 13.5 point decrease in the combined ratio, to 95.9. The increase in underwriting results was principally driven by the following factors:

Decrease in current accident year catastrophe losses	$156
Decrease in net unfavorable prior accident year development	74
Decrease in current accident year underwriting results before catastrophes	(1)

Increase in underwriting results from 2005 to 2006	$229

Decrease in current accident year catastrophe losses
Current accident year catastrophe losses decreased from by $156, $164 in 2005 to $8 in 2006. Catastrophe losses in 2005 included $145 of losses for hurricanes Katrina, Rita and Wilma.
Decrease in net unfavorable prior accident year development
Net unfavorable prior accident year reserve development of $35 in 2006 included a $45 strengthening of reserves for construction defects claims on casualty business for accident years 1997 and prior and a $20 strengthening of allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development, partially offset by a $35 reduction in catastrophe reserves related to the 2005 hurricanes. The reduction in catastrophe reserves included a $28 reduction in net losses related to hurricane Katrina, despite a $24 increase in the gross loss estimate for hurricane Katrina. The decrease in net catastrophe loss reserves was primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty covering national account business as well as under the Company’s principal property catastrophe reinsurance program. Under the provisions of an inter-segment reinsurance arrangement, a portion of the recoveries from the Company’s principal property catastrophe reinsurance program related to the reserve strengthening were allocated to Specialty Commercial.
Net unfavorable prior accident year reserve development of $109 in 2005 included a $70 strengthening of workers’ compensation reserves for claim payments expected to emerge after 20 years of development and a $20 strengthening of reserves for large deductible workers’ compensation policies related to accident years 1999 to 2001. Reserve development in 2005 also included a release of reserves for directors and officers insurance related to accident years 2003 and 2004 and strengthening of prior accident year reserves for contracts that provide auto financing gap coverage and auto lease residual value coverage; the release and offsetting strengthening were each approximately $80.
Decrease in current accident year underwriting results before catastrophes

Decrease in current accident year underwriting results before catastrophes losses and catastrophe treaty reinstatement premium	$(27)
Catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005	26

Decrease in current accident year underwriting results before catastrophes from 2005 to 2006	$(1)

Before considering the $26 decrease in catastrophe treaty reinstatement premium, current accident year underwriting results before catastrophes for Specialty Commercial decreased by $27. Current accident year underwriting results before catastrophes for casualty decreased, primarily due to a higher loss and loss adjustment expense ratio. Before considering the decrease in catastrophe treaty reinstatement premium, current accident year underwriting results before catastrophes for property also decreased, primarily due to a decrease in earned premium, partially offset by the effects of lower non-catastrophe property loss costs. For professional liability, fidelity and surety business, current accident year underwriting results before catastrophes were relatively flat as an improvement in fidelity and surety was offset by a decrease in professional liability. For professional liability business, the effect of a higher loss and loss adjustment expense ratio and lower ceding commissions was partially offset by the effect of earned premium growth. Also contributing to the decrease in Specialty Commercial underwriting results was an increase in the allocation to Specialty Commercial of premiums ceded under the Company’s principal property catastrophe reinsurance program.

Year ended December 31, 2005 compared to the year ended December 31, 2004
Underwriting results decreased by $112, with a corresponding 6.3 point increase in the combined ratio, to 109.4. The net decrease in underwriting results was principally driven by the following factors:

Increase in current accident year catastrophe losses	$(53)
Increase in net unfavorable prior accident year development	(40)
Decrease in current accident year underwriting results before catastrophes	(19)

Decrease in underwriting results from 2004 to 2005	$(112)

Increase in current accident year catastrophe losses
Current accident year catastrophe losses increased by $53, from $111 in 2004 to $164 in 2005. Catastrophe losses in 2005 for hurricanes Katrina, Rita and Wilma were $145 compared to catastrophe losses in 2004 for hurricanes Charley, Frances, Ivan and Jeanne of $81. Catastrophe losses in 2005 and 2004 include $70 and $19, respectively, of catastrophe losses assumed under inter-segment reinsurance programs.
Increase in net unfavorable prior accident year development
Net unfavorable prior accident year reserve development increased by $40, from $69 in 2004, to $109 in 2005. Net unfavorable prior accident year reserve development of $109 in 2005 included a $70 strengthening of workers’ compensation reserves for claim payments expected to emerge after 20 years of development and a $20 strengthening of reserves for large deductible workers’ compensation policies related to accident years 1999 to 2001. Reserve development in 2005 also included a release of reserves for directors and officers insurance related to accident years 2003 and 2004 and strengthening of prior accident year reserves for contracts that provide auto financing gap coverage and auto lease residual value coverage; the release and offsetting strengthening were each approximately $80. Net unfavorable prior accident year reserve development of $69 in 2004 included $167 of reserve strengthening for construction defect claims, a release of $116 in September 11 reserves and strengthening in large deductible workers’ compensation reserves and a release in other liability reserves, each approximately $150.
Decrease in current accident year underwriting results before catastrophes
The ($19) decrease in current accident year underwriting results before catastrophes was primarily due to:

Effect of lower current accident year underwriting results in property, partially offset by improvement in professional liability	$(87)
Increase in catastrophe treaty reinstatement premium recorded as a reduction of earned premium	(22)
Decrease in earned premiums under retrospectively rated policies in 2004	90

Decrease in current accident year underwriting results before catastrophes from 2004 to 2005	$(19)

Contributing to the lower current accident year underwriting results in property were higher non-catastrophe losses and a reduction in profit commissions due to increased catastrophe losses. Contributing to the improvement in current accident year underwriting results for professional liability was a reduction in the current accident year loss and loss adjustment expense ratio, partially offset by a reduction in ceding commissions.
Outlook
In 2007, the Company expects written premium growth of 3% to 6%. Property written premium was relatively flat in 2006 as the effect of significant direct written pricing increases offset by a decline in new business growth, lower written premium renewal retention and higher reinsurance costs. Contributing to the higher reinsurance costs in 2006 was the cost of second event coverage following the 2005 hurricanes which was fully expensed by June 30, 2006. The Company expects that rate increases and new business growth will result in a written premium increase in property business in 2007, although the level of property business written in 2007 will largely depend on how much rates continue to increase to reflect higher reinsurance costs.
While casualty written premium declined during 2006 due largely to the non-renewal of a single captive insurance program, management expects a modest increase in casualty written premium in 2007. To grow specialty casualty business, the Company will focus on increasing its share of business with larger brokers and will continue to improve sales execution at regional offices. Within professional liability, fidelity and surety, management expects growth in professional liability and fidelity written premium, partially offset by a decline in surety bond written premium. Despite declining written pricing, management expects to grow professional liability written premium in 2007 by, among other things, expanding sales to small and middle market companies and larger private companies and writing more public employment practices liability insurance. Written premium growth could be lower than planned in any one or all of the Specialty Commercial businesses if written pricing is less favorable than anticipated and management determines that new and renewal business is not adequately priced.

During 2006, written pricing decreased in casualty and professional liability and increased in property as well as in fidelity and surety. In the latter half of 2006, competition intensified for professional liability business, particularly for directors’ and officers’ insurance coverage. A lower frequency of class action cases in the past couple of years has put downward pressure on rates and this trend could reduce the growth rate of the Company’s professional liability business going forward. During 2007, the Company expects a lower non-catastrophe loss and loss adjustment expense ratio in specialty property due to the growth in earned pricing. Given the anticipated trends in pricing and loss costs in Specialty Commercial, management expects a combined ratio before catastrophes and prior accident year development in the range of 92.0 to 95.0 for 2007. The combined ratio before catastrophes and prior accident year development was 93.0 in 2006.
To summarize, management’s outlook in Specialty Commercial for the 2007 full year is:
•	Written premium growth of 3% to 6%

•	A combined ratio before catastrophes and prior accident year development of 92.0 to 95.0
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
Operating Summary

	2006	2005	2004

Written premiums	$4	$4	$(10)
Change in unearned premium reserve	(1)	—	(34)

Earned premiums	5	4	24
Losses and loss adjustment expenses
Current year	—	—	36
Prior year	360	212	409

Total losses and loss adjustment expenses	360	212	445
Amortization of deferred policy acquisition costs	—	(3)	5
Insurance operating costs and expenses	11	21	22

Underwriting results	(366)	(226)	(448)

Net investment income	261	283	345
Net realized capital gains	26	25	35
Other expense	(1)	(1)	(37)
Income tax benefit (expense)	45	(10)	60

Net income (loss)	$(35)	$71	$(45)

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
Year ended December 31, 2006 compared to the year ended December 31, 2005
Other Operations reported a net loss of $35 in 2006 compared to net income of $71 in 2005, driven by the following:
•	A $140 decrease in underwriting results, primarily due to a $148 increase in prior year loss development. Reserve development in 2006 included a $243 reduction in net reinsurance recoverables as a result of the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment, $43 of environmental reserve strengthening, and $12 of reserve strengthening for assumed reinsurance. In 2005, reserve development included $85 of reserve strengthening for assumed reinsurance, $37 of environmental reserve strengthening, and a $20 increase in the allowance for uncollectible reinsurance.

•	A $22 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net loss and loss adjustment expenses paid. Other Operations’ net investment income includes income earned on the separate portfolios of Heritage Holdings, and its subsidiaries, and on the Hartford Fire invested asset portfolio, which is allocated between Ongoing Operations and Other Operations. The Company attributes capital and invested assets to each segment using an internally developed risk-based capital attribution methodology.

•	A change from an income tax expense of $10 in 2005 to an income tax benefit of $45 in 2006, as a result of a pre-tax loss in 2006.

Year ended December 31, 2005 compared to the year ended December 31, 2004
Other Operations reported net income of $71 in 2005 compared to a net loss of $45 in 2004, driven by the following:
•	A $222 increase in underwriting results, primarily due to a $197 decrease in prior year loss development. Reserve development in 2005 included $85 of reserve strengthening for assumed reinsurance, $37 of environmental reserve strengthening, and a $20 increase in the allowance for uncollectible reinsurance. In 2004, reserve development included a $181 provision for the reinsurance recoverable asset associated with older, long-term casualty liabilities, $170 of reserve strengthening for assumed reinsurance, and $75 of environmental reserve strengthening, which was partially offset by a $97 release of September 11 reserves.

•	A $62 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net losses and loss adjustment expenses paid.

•	A change from an income tax benefit of $60 in 2004 to an income tax expense of $10 in 2005, as a result of pre-tax income in 2005.
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
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. Plaintiffs and insureds also have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.
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
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2006, 2005 and 2004.
Other Operations Losses and Loss Adjustment Expenses

	Asbestos	Environmental	All Other [1] [5]	Total

2006
Beginning liability — net [2] [3]	$2,291	$360	$2,240	$4,891
Losses and loss adjustment expenses incurred	314	62	(16)	360
Losses and loss adjustment expenses paid	(363)	(106)	(366)	(835)

Ending liability — net [2] [3]	$2,242 [4]	$316	$1,858	$4,416

2005

Beginning liability — net [2] [3]	$2,471	$385	$2,514	$5,370
Losses and loss adjustment expenses incurred	29	52	131	212
Losses and loss adjustment expenses paid	(209)	(77)	(405)	(691)

Ending liability — net [2] [3]	$2,291	$360	$2,240	$4,891

2004

Beginning liability — net [2] [3]	$3,783	$400	$2,392	$6,575
Losses and loss adjustment expenses incurred	217	78	150	445
Losses and loss adjustment expenses paid [6]	(1,199)	(83)	(368)	(1,650)
Reclassification of allowance for uncollectible reinsurance	(330)	(10)	340	—

Ending liability — net [2] [3]	$2,471	$385	$2,514	$5,370

[1]	“All Other” also includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $9 and $6, respectively, as of December 31, 2006, $10 and $6, respectively, as of December 31, 2005, and $13 and $9, respectively, as of December 31, 2004. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the years ended December 31, 2006, 2005 and 2004 includes $11, $11 and $13, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the years ended December 31, 2006, 2005 and 2004 includes $12, $17 and $11, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $3,242 and $362, respectively, as of December 31, 2006, $3,845 and $432, respectively, as of December 31, 2005, and $4,322 and $501, respectively, as of December 31, 2004.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $368 and $595, respectively, resulting in a one year net survival ratio of 6.1 and a three year net survival ratio of 3.8 (9.0 excluding the MacArthur payments). Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[5]	The Company includes its allowance for uncollectible reinsurance in the “All Other” category of reserves. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss.

[6]	Asbestos payments include payments pursuant to the MacArthur settlement.
The Company has been evaluating and closely monitoring assumed reinsurance reserves in Other Operations. With the transfer of certain assumed reinsurance business into Other Operations, the segment has exposure related to more recent assumed casualty reinsurance reserves, particularly for the underwriting years 1997 through 2001. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information from the ceding companies. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to reserve re-estimates.
As a result of the unfavorable trends observed in assumed casualty reinsurance, for the years ended December 31, 2005 and December 31, 2004, the Company booked unfavorable reserve development of $85 and $170, respectively, related to assumed reinsurance. In the second quarter 2006, the Company completed an updated evaluation of its assumed reinsurance reserves. As a result, the Company increased its domestic assumed reinsurance reserves by $12, primarily due to a reduction in amounts retroceded. In connection with the assumed reinsurance evaluation, the Company also recognized $8 of profit sharing commission income based on favorable loss performance of certain retroceded contracts. In the fourth quarter 2006, the Company completed an updated evaluation of its HartRe assumed reinsurance reserves. The evaluation indicated no change in the Company’s assumed reinsurance reserves. The Company currently expects to perform a review of its HartRe assumed reinsurance liabilities annually.
During the third quarters of 2006, 2005 and 2004, the Company completed its annual environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its domestic direct and assumed reinsurance accounts exposed to environmental liability. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. In all three years, the Company found estimates for individual cases changed based upon the particular circumstances of each account, although the reviews found no underlying cause or change in the claim environment. The net effect of these changes resulted in $43, $37 and $75 increases in net environmental liabilities in 2006, 2005 and 2004, respectively. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
The Company divides its gross environmental exposure into Direct, which is subdivided further as: Accounts with future exposure greater than $2.5, Accounts with future exposure less than $2.5, and Other direct; Assumed Reinsurance; and London Market. The unallocated amounts in the Other direct category include an estimate of the necessary reserves for environmental claims related to direct insureds who have not previously tendered environmental claims to the Company.
An account may move between categories from one evaluation to the next. For example, an account with future expected exposure of greater than $2.5 in one evaluation may be reevaluated due to changing conditions and re-categorized as less than $2.5 in a subsequent evaluation or vice versa.
The following table displays gross environmental reserves and other statistics by category as of December 31, 2006.
Summary of Gross Environmental Reserves
As of December 31, 2006

			% of
	Number of	Total	Environmental	3 Year Gross
	Accounts [2]	Reserves	Reserves	Survival Ratio [4]

Gross Environmental Reserves as of September 30, 2006 [1]
Accounts with future exposure > $2.5	14	$95	25%
Accounts with future exposure < $2.5	524	111	29%
Other direct [3]	—	25	6%

Total Direct	538	231	60%	3.3

Assumed Reinsurance		100	26%	3.2
London Market		56	14%	3.8

Total gross environmental reserves as of September 30, 2006 [1]		$387	100%	3.3
Gross paid loss activity for the fourth quarter 2006		(25)
Gross incurred loss activity for the fourth quarter 2006		—

Total gross environmental reserves as of December 31, 2006		$362		3.3

[1]	Gross Environmental Reserves based on the third quarter 2006 environmental reserve study.

[2]	Number of accounts established as of June 2006.

[3]	Includes unallocated IBNR.

[4]	The one year gross paid amount for total environmental claims is $112, resulting in a one year gross survival ratio of 3.2.
During the second quarters of 2006, 2005 and 2004, the Company completed its annual evaluations of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. In the second quarter of 2006, the Company entered into an agreement with Equitas and all Lloyd’s syndicates reinsured by Equitas (collectively, “Equitas”) that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, including all of the Company’s reinsurance recoveries from Equitas under the Blanket Casualty Treaty (BCT). As a result of the settlement with Equitas and the 2006 reinsurance recoverable evaluation, the Company reduced its net reinsurance recoverable by $243. As a result of the evaluation in the second quarter of 2005, the Company increased its allowance for uncollectible reinsurance by $20 to reflect deterioration in the credit ratings of certain reinsurers and the Company’s opinion as to the ability of certain reinsurers to pay claims in the future. As a result of the evaluation in the second quarter of 2004, the Company reduced its net reinsurance recoverable by $181, which was comprised of a $126 reduction of ceded amounts and a $55 increase in the allowance for uncollectible reinsurance. In 2004, the Company also consolidated within the “all other” category its allowance for reinsurer credit quality and disputes that might affect reinsurance coverage associated with Other Operations into a single allowance.
In conducting these evaluations of reinsurance recoverables, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment, including its estimate of future claims, the reinsurance arrangements currently in place and the years of potential reinsurance available. The Company also analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. In 2006, the Company also considered the effect of the Equitas settlement on the collectibility of amounts due from other upper-layer reinsurers under the BCT. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay.

As of December 31, 2006, the allowance for uncollectible reinsurance for Other Operations totals $294. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
During the second quarters of 2006 and 2005, the Company completed its annual asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. These evaluations resulted in no addition to the Company’s gross and net asbestos reserves. During the first quarter of 2004, the Company completed an updated gross asbestos reserve evaluation. As part of this evaluation, the Company also reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and certain closed accounts. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The evaluation indicated no change in the overall gross asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
On December 19, 2003, Hartford Accident and Indemnity Co. (“Hartford A&I”) entered into a settlement agreement with MacArthur Co. and its subsidiary, Western MacArthur Co. Under the settlement agreement, during the first quarter of 2004, Hartford A&I paid $1.15 billion into an escrow account owned by Hartford A&I. The funds were held in the escrow account until conditions precedent to the settlement occurred. On April 22, 2004, the funds were disbursed from the escrow account into a trust established for the benefit of present and future asbestos claimants pursuant to the bankruptcy plan. The settlement payments were accounted for as a reduction in unpaid loss and loss adjustment expenses during the first quarter of 2004.
The Company divides its gross asbestos exposures into Direct, Assumed Reinsurance and London Market. The Company further divides its direct asbestos exposures into the following categories: Major Asbestos Defendants (the “Top 70” accounts in Tillinghast’s published Tiers 1 and 2 and Wellington accounts), which are subdivided further as: Structured Settlements, Wellington, Other Major Asbestos Defendants; Accounts with Future Expected Exposures greater than $2.5, Accounts with Future Expected Exposures less than $2.5 and Unallocated.
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

The following table displays gross asbestos reserves and other statistics by policyholder category as of December 31, 2006
Summary of Gross Asbestos Reserves
As of December 31, 2006

				% of	All Time
	Number of	All Time	Total	Asbestos	Ultimate	3 Year Gross Survival
	Accounts [2]	Paid [3]	Reserves	Reserves	[3]	Ratio [4] [5]

Gross Asbestos Reserves as of June 30, 2006 [1]

Major asbestos defendants [6]
Structured settlements (includes 4 Wellington accounts)	7	$386	$418	12%	$804	6.9
Wellington (direct only)	29	692	130	4%	822	5.3
Other major asbestos defendants	29	459	154	4%	613	2.4
No known policies (includes 3 Wellington accounts)	5	—	—	—	—	—
Accounts with future exposure > $2.5	88	663	959	27%	1,622	7.5
Accounts with future exposure < $2.5	1,015	198	129	4%	327	3.8
Unallocated [7]		1,418	696	20%	2,114

Total Direct		$3,816	$2,486	71%	$6,302	3.4

Assumed Reinsurance		833	647	19%	1,480	6.7

London Market		495	358	10%	853	7.1

Total as of June 30, 2006 [1]		$5,144	$3,491	100%	$8,635	4.0

Gross paid loss activity for the third quarter and fourth quarter 2006		257	(257)
Gross incurred loss activity for the third quarter and fourth quarter 2006			8		8

Total as of December 31, 2006		$5,401	3,242		8,643	3.6

Total as of December 31, 2006 excluding MacArthur Settlement [8]		$4,251				6.3

[1]	Gross Asbestos Reserves based on the second quarter 2006 asbestos reserve study.

[2]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2006.

[3]	“All Time Paid” represents the total payments with respect to the indicated claim type that have already been made by the Company as of the indicated balance sheet date. “All Time Ultimate” represents the Company’s estimate, as of the indicated balance sheet date, of the total payments that are ultimately expected to be made to fully settle the indicated payment type. The amount is the sum of the amounts already paid (e.g. “All Time Paid”) and the estimated future payments (e.g. the amount shown in the column labeled “Total Reserves”).

[4]	Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio presented in the above table is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio as December 31, 2006 is computed based on total paid losses of $2.7 billion for the period from January 1, 2004 to December 31, 2006.

[5]	As of December 31, 2006, the one year gross paid amount for total asbestos claims is $616, resulting in a one year gross survival ratio of 5.3.

[6]	Includes 28 open accounts at June 30, 2006. Included 32 open accounts at June 30, 2005.

[7]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.

[8]	Excludes the $1.15 billion in payments for the MacArthur settlement in the first quarter of 2004.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2006 of $2.57 billion ($2.25 billion and $322 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.99 billion to $3.05 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the “Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.

For Paid and Incurred Losses and Loss Adjustment Expenses Reporting, the Company classifies its asbestos and environmental reserves into three categories: Direct insurance, Assumed reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of the Company’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.
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
The following table sets forth, for the years ended December 31, 2006, 2005 and 2004, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE

2006
Gross
Direct	$346	$5	$45	$57
Assumed — Domestic	199	4	50	(25)
London Market	66	—	9	3

Total	611	9	104	35
Ceded	(248)	305	2	27

Net	$363	$314	$106	$62

2005

Gross
Direct	$349	$10	$50	$14
Assumed — Domestic	70	(4)	21	—
London Market	61	—	9	—

Total	480	6	80	14
Ceded	(271)	23	(3)	38

Net	$209	$29	$77	$52

2004

Gross
Direct [2]	$1,487	$(18)	$79	$75
Assumed — Domestic	66	30	19	—
London Market	22	—	19	—

Total	1,575	12	117	75
Ceded	(376)	205	(34)	3

Net	$1,199	$217	$83	$78

[1]	Excludes asbestos and environmental paid and incurred losses and LAE reported in Ongoing Operations. Total gross losses and loss adjustment expenses paid in Ongoing Operations for the twelve months ended December 31, 2006, 2005, and 2004 includes $12, $23 and $11, respectively, related to asbestos and environmental claims. Total gross losses and loss adjustment expenses incurred in Ongoing Operations for the twelve months ended December 31, 2006, 2005, and 2004 includes $10, $17 and $14, respectively, related to asbestos and environmental claims.

[2]	Reflects payments pursuant to the MacArthur settlement of $1.15 billion.
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
Outlook
The Other Operations segment will continue to manage the discontinued operations of the Company as well as claims (and associated reserves) related to asbestos, environmental and other exposures. The Company will continue to review various components of all of its reserves on a regular basis.
The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2007, Other Operations reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter 2007, and environmental liabilities in the third quarter of 2007. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.
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
HIMCO’s security selection process is a multi-dimensional approach that combines independent internal credit research along with a macro-economic outlook of technical trends (e.g., interest rates, slope of the yield curve and credit spreads) and market pricing to identify valuation inefficiencies and relative value buying and selling opportunities. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.
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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) accounted for approximately 24%, 30% and 23% of the Company’s consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in the percentage of consolidated revenues for 2006, as compared to the prior year, is primarily due to a smaller increase in the value of equity securities held for trading.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 68% and 72% of the fair value of its invested assets as of December 31, 2006 and 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 21% and 18% of the fair value of its invested assets as of December 31, 2006 and 2005, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.
Valuation of Investments and Derivative Instruments
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of AOCI. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Other investments primarily consist of derivatives, and limited partnership interests and proportionate share limited liability companies (collectively “limited partnerships”). Limited partnerships are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives are carried at fair value.
Valuation of Fixed Maturities
The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use market data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.
Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s ABS and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2006 and 2005, primarily consisted of non-144A private placements and have an average duration of 5.1 and 5.0 years, respectively.
The following table presents the fair value of fixed maturity securities by pricing source as of December 31, 2006 and 2005.

	2006		2005
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$69,023	85.5%	$65,986	86.3%
Priced via broker quotations	4,309	5.3%	2,728	3.6%
Priced via matrices	5,605	6.9%	5,452	7.1%
Priced via other methods	137	0.2%	211	0.3%
Short-term investments [1]	1,681	2.1%	2,063	2.7%

Total	$80,755	100.0%	$76,440	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Valuation of Derivative Instruments
Derivative instruments are reported at fair value based upon either pricing valuation models, which utilize market data inputs or independent broker quotations. As of December 31, 2006 and 2005, approximately 84% and 81% of derivatives, respectively, based upon notional values, were priced via valuation models, while the remaining 16% and 19% of derivatives, respectively, were priced via broker quotations. These percentages exclude the GMWB rider and the associated reinsurance contracts, which are discussed in the Critical Accounting Estimates section of the MD&A under “Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives”.
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
The following table identifies the invested assets by type held in the general account as of December 31, 2006 and 2005.

Composition of Invested Assets
	2006		2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$53,173	59.4%	$50,812	63.7%
Equity securities, available-for-sale, at fair value	811	0.9%	800	1.0%
Equity securities held for trading, at fair value	29,393	32.9%	24,034	30.1%
Policy loans, at outstanding balance	2,051	2.3%	2,016	2.5%
Mortgage loans, at amortized cost	2,909	3.3%	1,513	1.9%
Limited partnerships	794	0.9%	431	0.6%
Other investments	283	0.3%	178	0.2%

Total investments	$89,414	100.0%	$79,784	100.0%

Fixed maturity investments increased $2.4 billion, or 5%, since December 31, 2005, primarily as the result of positive operating cash flows, product sales and an increase in the collateral held from increased securities lending activities, offset by an increase in interest rates. Equity securities held for trading increased $5.4 billion, or 22%, since December 31, 2005, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product. Mortgage loans increased $1.4 billion, or 92%, since December 31, 2005, as a result of a decision to continue to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.
Limited partnerships increased by $363 or 84% during 2006. HIMCO believes investing in limited partnerships provides an opportunity to diversify its portfolio and earn above average returns over the long-term. However, significant price volatility can exist quarter to quarter. Prior to investing, HIMCO performs an extensive due diligence process which attempts to identify funds that have above average return potential and managers with proven track records for results, many of which utilize sophisticated risk management techniques. Due to capital requirements, HIMCO closely monitors the impact of these investments in relationship to the overall investment portfolio and the consolidated balance sheet. HIMCO does not expect investments in limited partnerships to exceed 3% of the fair value of Life’s investment portfolio excluding trading securities.
The following table summarizes Life’s limited partnerships as of December 31, 2006 and 2005.

Composition of Limited Partnerships
	2006		2005
	Amount	Percent	Amount	Percent

Hedge funds [1]	$427	53.8%	$127	29.5%
Private equity funds [2]	211	26.6%	179	41.5%
Mortgage and real estate funds [3]	46	5.8%	6	1.4%
Mezzanine debt funds [4]	110	13.8%	119	27.6%

Total	$794	100.0%	$431	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 40 to 90 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Private equity funds consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

[3]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate.

[4]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.
Investment Results
The following table summarizes Life’s investment results.

(Before-tax)	2006	2005	2004

Net investment income — excluding income on policy loans and equity securities held for trading	$3,042	$2,854	$2,690
Equity securities held for trading [1]	1,824	3,847	799
Policy loan income	142	144	186
Net investment income — total	$5,008	$6,845	$3,675

Yield on average invested assets [2]	5.8%	5.7%	5.8%

Gross gains on sale	$215	$346	$359
Gross losses on sale	(257)	(254)	(147)
Impairments
Credit related	(10)	(32)	(16)
Other	(66)	(5)	(9)

Total impairments	(76)	(37)	(25)
Japanese fixed annuity contract hedges, net [3]	(17)	(36)	3
Periodic net coupon settlements on credit derivatives/Japan	(48)	(32)	8
GMWB derivatives, net	(26)	(46)	8
Other, net [4]	(51)	34	(42)

Net realized capital gains (losses), before-tax	$(260)	$(25)	$164

[1]	Represents dividend income and the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding income related to equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, the collateral received associated with securities lending programs and consolidated variable interest entity minority interests.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net investment income, excluding equity securities held for trading and policy loans, increased $188, or 7%, compared to the prior year period. The increase in net investment income was primarily due to income earned on a higher average invested assets base, an increase in interest rates and a change in asset mix (i.e., greater investment in mortgage loans and limited partnerships). The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales.
Net investment income on equity securities held for trading for the year ended December 31, 2006, can be primarily attributed to an increase in the value of the underlying investment funds supporting the Japanese variable annuity product generated by positive market performance.
For 2006, the yield on average invested assets increased slightly over the prior year. An increase in the yield on fixed maturities was offset by a decrease in the yield on limited partnerships. Based upon current market forward interest rate expectations, Life expects the average portfolio yield to remain consistent with 2006 levels in 2007. A higher yield is expected from changes in asset and quality mix offset by moderating partnership income.
Total net realized capital losses were higher in 2006 compared to 2005 primarily as a result of a higher interest rate environment. The components that drove the increase in net losses during the year ended December 31, 2006 included net losses on sales of fixed maturity securities, other-than-temporary impairments, periodic net coupon settlements and losses in Other, net, partially offset by a decrease in losses associated with GMWB derivatives and losses associated with the Japanese fixed annuity contract hedges. The circumstances giving rise to these components are as follows:
•	The net losses on fixed maturity sales for the year ended December 31, 2006, were primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see below.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps include the net periodic income/expense or coupon associated with the swap contracts. The net losses for the years ended December 31, 2006 and 2005, were primarily associated with the Japan fixed annuity cross currency swaps and resulted from the interest rate differential between U.S. and Japanese interest rates. The increase in net losses in 2006 was primarily due to higher U.S. interest rates.
•	Other, net losses were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.

•	A reduction in losses in 2006 compared to 2005, associated with the GMWB derivatives were primarily driven by a more significant impact from liability model refinements and assumption updates in 2005 as compared to 2006. For further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk Management section of the MD&A under “Market Risk-Life”.

•	The Japanese fixed annuity contract hedges net amount consists of the foreign currency transaction remeasurements associated with the Yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital gains and losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital losses for the year ended December 31, 2006, resulted primarily from rising Japan interest rates while net realized capital losses for the year ended December 31, 2005, resulted from declining U.S. interest rates and rising Japan interest rates. The decrease in loss from 2005 to 2006 is primarily due to the hedging instruments used to manage the yen currency risk. Throughout 2006, the Company used pay variable U.S. dollar receive fixed yen, zero coupon currency swap while during the first half of 2005, the Company used pay fixed U.S. dollar receive fixed yen, zero coupon currency swap. This resulted in higher losses in 2005 as a result of declining U.S. interest rates. For additional discussion of the Japanese fixed annuity contract hedges see the Capital Markets Risk Management section of the MD&A under “Market Risk-Life” and Note 4 of Notes to Consolidated Financial Statements.
Gross gains on sales for the year ended December 31, 2006, were primarily within fixed maturities and were concentrated in U.S. government, corporate and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates and foreign currency exchange from the date of security purchase.
Gross losses on sales for the year ended December 31, 2006, were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $6, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
Net investment income on equity securities held for trading for the year ended December 31, 2005, can be primarily attributed to an increase in the value of the underlying investment funds supporting the Japanese variable annuity product generated by positive market performance. The change in net investment income as compared to the prior year is primarily due to the performance of the underlying funds on a higher asset base.
For 2005, the yield on average invested assets was relatively consistent with the prior year. An increase in yield as a result of higher partnership income was offset by a reduction in yield due to lower policy loan income.
Net realized capital losses were recognized for 2005 compared to net realized capital gains for 2004 primarily as a result of an increased interest rate environment. The significant components driving the changes in net realized capital gain and loss amounts between 2005 and 2004 include lower net gains on the sale of fixed maturity securities and losses associated with GMWB derivatives, Japanese fixed annuity contract hedges and periodic net coupon settlements. These losses were offset in part by gains in Other, net which was primarily related to changes in the value of non-qualifying foreign currency swaps. The circumstances giving rise to the changes in these components are as follows:
•	The lower net gains on fixed maturity sales in 2005 were primarily the result of rising interest rates and losses associated with a major automotive manufacturer. See additional discussion of the gross gains and losses on sales below.

•	Higher net realized capital losses in 2005 resulted from rising Japanese interest rates, and in the first half of the year, a decrease in U.S. interest rates. For additional discussion of the Japanese fixed annuity contract hedges see the Capital Markets Risk Management section of the MD&A under “Market Risk-Life” and Note 4 of Notes to Consolidated Financial Statements.

•	The increase in net realized losses associated with the GMWB derivatives were primarily driven by the impact of liability model assumption updates in 2005. For further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk Management section of the MD&A under “Market Risk-Life”.

•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for 2005 is associated with the Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates. The Japanese fixed annuity product was first offered by the Company in the fourth quarter 2004. The adverse change in 2005 in comparison to 2004 primarily resulted from a full year of the Japanese fixed annuity product swap accruals in 2005.
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
Separate Account Products
Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company’s separate accounts reflect accounts wherein the policyholder assumes substantially all the risk and reward. Investment objectives for separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities (except those sold in Japan), variable universal life insurance contracts and variable corporate owned life insurance. The assets and liabilities associated with variable annuity products sold in Japan do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company. Therefore, these assets are included with the Company’s general account assets. As of December 31, 2006 and 2005, the Company’s separate accounts totaled $180.5 billion and $150.9 billion, respectively.
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
The following table identifies the invested assets by type held as of December 31, 2006 and 2005.

Composition of Invested Assets
	2006		2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$27,178	92.8%	$25,330	94.3%
Equity securities, available-for-sale, at fair value	873	3.0%	661	2.5%
Mortgage loans, at amortized cost	409	1.4%	220	0.8%
Limited partnerships	450	1.5%	237	0.9%
Other investments	390	1.3%	405	1.5%

Total investments	$29,300	100.0%	$26,853	100.0%

Fixed maturity investments increased $1.8 billion, or 7%, since December 31, 2005, primarily as the result of positive operating cash flows and an increase in the collateral held from increased securities lending activities offset by an increase in interest rates. Mortgage loans increased $189, or 86%, since December 31, 2005, as a result of a decision to continue to increase Property & Casualty’s investment in this asset class primarily due to its attractive yields and diversification opportunities.
Limited partnerships increased by $213, or 90%, during 2006. HIMCO believes investing in limited partnerships provides an opportunity to diversify its portfolio and earn above average returns over the long-term. However, significant price volatility can exist quarter to quarter. Prior to investing, HIMCO performs an extensive due diligence process which attempts to identify funds that have above average return potential and managers with proven track records for results, many of which utilize sophisticated risk management techniques. Due to capital requirements, HIMCO closely monitors the impact of these investments in relationship to the investment portfolio and the overall consolidated balance sheet. HIMCO does not expect investments in limited partnerships to exceed 3% of the fair value of Property & Casualty’s investment portfolio.
The following table summarizes Property & Casualty’s limited partnerships as of December 31, 2006 and 2005.

Composition of Limited Partnerships
	2006		2005
	Amount	Percent	Amount	Percent

Hedge funds [1]	$170	37.8%	$42	17.7%
Private equity funds [2]	109	24.2%	100	42.2%
Mortgage and real estate funds [3]	80	17.8%	37	15.6%
Mezzanine debt funds [4]	91	20.2%	58	24.5%

Total	$450	100.0%	$237	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 40 to 90 different hedge funds within a variety of investment styles. In addition, Other Investments includes $384 of hedge funds based investments which are not limited partnerships and therefore, not included in the table above. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Private equity funds consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

[3]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate.

[4]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.
Investment Results
The following table below summarizes Property & Casualty’s investment results.

(Before-tax)	2006	2005	2004

Net investment income, before-tax	$1,486	$1,365	$1,248
Net investment income, after-tax [1]	$1,107	$1,016	$932
Yield on average invested assets, before-tax [2]	5.5%	5.5%	5.4%
Yield on average invested assets, after-tax [1] [2]	4.1%	4.1%	4.1%

Gross gains on sale	$205	$163	$210
Gross losses on sale	(164)	(110)	(83)
Impairments
Credit related	—	(9)	(8)
Other	(45)	(1)	(5)

Total impairments	(45)	(10)	(13)
Periodic net coupon settlements on credit derivatives	4	—	9
Other, net [3]	9	1	10

Net realized capital gains, before-tax	$9	$44	$133

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with securities lending programs.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivatives.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Before-tax net investment income increased $121, or 9%, and after-tax net investment income increased $91, or 9%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base, an increase in interest rates and a change in asset mix (i.e., greater investment in mortgage loans and limited partnerships). The increase in the average invested assets base, as compared to the prior year, can be attributed to positive operating cash flows.

For 2006, the yield on average invested assets was consistent with the prior year. An increase in the yield on fixed maturities was offset by a decrease in the yield on limited partnerships. Based upon current market forward interest rate expectancy, Property & Casualty expects the average portfolio yield to remain consistent with 2006 levels in 2007. A higher yield is expected from changes in asset and quality mix offset by moderating partnership income.
The decrease in net realized capital gains was primarily due to an increase in other-than-temporary impairments and losses on the sale of fixed maturity investments. For further discussion of gross gains and losses on fixed maturity investments and other-than-temporary impairments, see below.
Gross gains on the sale of fixed maturities for the year ended December 31, 2006 were concentrated in the corporate, foreign government and municipal sectors. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on the sale of fixed maturities for the year ended December 31, 2006 were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $4, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
Net realized capital gains before-tax for 2005 decreased $89 as compared to the prior year primarily due to lower net realized gains on fixed maturity securities, lower periodic net coupon settlements on credit derivatives, as well as net losses on non-qualifying derivatives in 2005 compared to net gains in 2004.
Gross gains on the sale of fixed maturities for the year ended December 31, 2005, were concentrated in the corporate and foreign government sectors and were the result of decisions to reposition the portfolio due to credit spread tightening in certain sectors and changes in foreign currency exchange rates. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold to reposition the corporate holdings into higher quality securities. Foreign securities were sold to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates. Also, certain foreign government securities appreciated in price and were sold to reposition the portfolio into higher credit quality securities.
Gross losses on the sale of fixed maturities for the year ended December 31, 2005, were primarily within corporate and foreign government securities. Included in the corporate gross losses were losses on sales of securities related to a major automotive manufacturer of $10, before-tax, that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For the year ended December 31, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $3, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2%, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of December 31, 2006 and 2005, Corporate held $404 and $298, respectively, of fixed maturity investments. In addition, Corporate held $55 and $0 of equity securities as of December 31, 2006 and 2005, respectively.

Variable Interest Entities (“VIE”)
In the normal course of business, the Company becomes involved with variable interest entities primarily as a collateral manager and through normal investment activities. The Company’s involvement includes providing investment management and administrative services, and holding ownership or other investment interests in the entities.
The following table summarizes the total assets, liabilities and maximum exposure to loss relating to VIEs for which the Company has concluded it is the primary beneficiary. Accordingly, the results of operations and financial position of these VIEs are included along with the corresponding minority interest liabilities in the accompanying consolidated financial statements.

	December 31, 2006			December 31, 2005
			Maximum			Maximum
	Total		Exposure to	Total		Exposure to
	Assets	Liability [4]	Loss[2][3]	Assets	Liability [4]	Loss [2] [3]

Collaterized debt obligations (“CDOs”) and other funds [1] [2]	$296	$99	$197	$77	$42	$35
Limited partnerships [3]	103	5	98	—	—	—

Total [5]	$399	$104	$295	$77	$42	$35

[1]	The Company provides collateral management services and earns a fee associated with these structures.

[2]	The maximum exposure to loss is the Company’s co-investment in these structures.

[3]	The maximum exposure to loss is equal to the carrying value of the investment plus any unfunded commitments.

[4]	Creditors have no recourse against the Company in the event of default by the VIE.

[5]	As of December 31, 2006 and 2005, the Company had relationships with four and two VIEs, respectively, where the Company was the primary beneficiary.
In addition to the VIEs described above, as of December 31, 2006 and 2005, the Company held variable interest in three CDOs that are managed by HIMCO where the Company is not the primary beneficiary. As a result, these are not consolidated by the Company. These investments have been held by the Company for a period of one to three years. The Company’s maximum exposure to loss from the non-consolidated CDOs (consisting of the Company’s investments) was approximately $20 and $21 as of December 31, 2006 and 2005, respectively.
Other-Than-Temporary Impairments
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current market value and a realized loss is recorded in the Company’s consolidated statements of operations. For fixed maturities, the company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.
The Company categorizes impairments as credit related and other. If the Company determines that it is not likely to receive interest or principal amounts based upon the initial expectations of the security or due in accordance with the contractual terms of the security, the impairment is characterized as credit related. The Company may also characterize an impairment as credit related if substantially all of the depression in security value is related to issuer credit spread widening. Company management uses average credit related impairment amounts within Life and Property & Casualty product pricing assumptions. The other-than-temporary impairments recorded in Other are primarily related to securities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.

The following table identifies the Company’s other-than-temporary impairments by type.

	2006	2005	2004

ABS	$8	$5	$13
Commercial mortgages	—	—	3
CMBS/Collateralized mortgage obligations (“CMOs”)	2	1	3
Corporate	103	32	5
Equity	8	9	12
MBS — interest only securities	—	—	2

Total other-than-temporary impairments	$121	$47	$38

Credit related	$10	$41	$24
Other	111	6	14

Total other-than-temporary impairments	$121	$47	$38

The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2006, 2005 and 2004, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.
2006
The increase in other-than-temporary impairments during 2006 in comparison to 2005 and 2004 levels is primarily due to the decline in market value of certain issuers that may be adversely impacted by recapitalizations, pushing the Company’s interests lower in the repayment priority (i.e., leveraged buy-outs) or issuers using capital that would not benefit the company’s debt holders’ position (e.g., share repurchase programs) as well as an increase in interest rates from the date of security purchase.
During 2006, other-than-temporary impairments were primarily recorded on corporate fixed maturities, ABS and equity securities. Approximately $27 of other-than-temporary impairments were recorded on various corporate fixed maturities within the technology and communications sector, and approximately $19 relating to various companies within the consumer cyclical sector. Approximately $17 of other-than-temporary impairments were recorded on corporate fixed maturities within the utilities sector, of which $16 related to a single issuer. There were no other significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer. The ABS other-than-temporary impairments related primarily to investments backed by aircraft lease receivables. Impairments resulted from higher than expected maintenance expenses.
Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase during 2007 or credit spreads widen, other-than-temporary impairments for 2007 would likely be higher than the 2006 levels. For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section that follows.
2005
During 2005 there were no significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer. Other-than-temporary impairments recorded on ABS primarily related to deterioration of the underlying collateral supporting several securities and included $3 recorded on aircraft lease receivables related to one major U.S. carrier. These receivables are secured by certain older aircraft that recently experienced a significant decline in value. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by one highly-rated financial services company. These securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. The circumstances giving rise to the decline in value of these corporate securities since the date of purchase and potential impact on other material holdings of these issuers are as follows:
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

service burden. Through 2005, these investments performed in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $137 of securities issued by these two companies in a total net unrealized loss position of $7. Substantially all of the securities in an unrealized loss position, as of December 31, 2005, were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.
2004
During 2004, there were no significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer. In aggregate, other-than-temporary impairments recorded on ABS primarily related to the decline in market values of certain previously impaired securities. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by two highly rated financial services companies. These securities are variable rate securities with unique structural interest rate reset characteristics that have sustained a decline in market value for an extended period of time primarily as a result of the increase in short-term interest rates after the security’s interest rate reset period. As of December 31, 2004, the Company did not hold other perpetual preferred securities in an unrealized loss position with similar interest rate reset characteristics.
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 4 of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A1/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
In addition to counterparty credit risk, the Company periodically enters into swap agreements in which the Company assumes credit exposure from or reduces credit exposure to a single entity, referenced index, or asset pool. Summaries of these derivatives are as follows:
•	Total return swaps and credit spreadlocks involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value. As of December 31, 2006 and 2005, the notional value of total return swaps and credit spreadlocks, which exposed the Company to credit risk, totaled $2.7 billion and $1.9 billion, respectively, and the fair value totaled $1 and $5, respectively.

•	Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure, will typically make a payment when there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy. Certain credit default swaps require an upfront premium to be paid at inception of the contract. During 2006, the Company began using credit default swaps to replicate residual CDO interests. These transactions involve the receipt of cash upon entering into the transaction as well as coupon payments throughout the life of the contract. The upfront cash receipts for positions at December 31, 2006, totaled $201, which represents the original liability value of the credit default swaps. For credit default swaps in which the Company is exposed to credit risk, as of December 31, 2006 and 2005, the notional value totaled $1.8 billion and $700, respectively, and the fair value totaled $(184) and $(4), respectively. As of December 31, 2006, the average S&P rating for these referenced security issuer debt obligations is BBB+. For credit default swaps in which the Company has reduced its credit exposure, as of December 31, 2006 and 2005, the notional value totaled $3.1 billion and $254, respectively, and the fair value totaled $(11) and $2, respectively. As of December 31, 2006, the average S&P rating for these referenced security issuers debt obligations is BBB. The increase in notional value of risk reducing credit default swaps since December 31, 2005, primarily related to negative basis trades. These trades involve the purchase of a cash bond along with credit protection on the issuer through a credit default swap in order to lock in a positive spread to LIBOR.
Fixed Maturities
The following table identifies fixed maturity securities by type on a consolidated basis as of December 31, 2006 and 2005.

Consolidated Fixed Maturities by Type
	2006					2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$7,924	$54	$(53)	$7,925	9.8%	$7,907	$60	$(89)	$7,878	10.3%
CMBS	16,579	232	(145)	16,666	20.6%	12,930	234	(162)	13,002	17.0%
Collateralized mortgage obligations (“CMOs”)	1,300	17	(9)	1,308	1.6%	993	3	(6)	990	1.3%
Corporate
Basic industry	2,801	83	(32)	2,852	3.6%	3,086	107	(49)	3,144	4.1%
Capital goods	2,568	111	(20)	2,659	3.3%	2,308	103	(28)	2,383	3.1%
Consumer cyclical	3,279	94	(34)	3,339	4.1%	2,910	91	(56)	2,945	3.8%
Consumer non-cyclical	3,465	84	(47)	3,502	4.4%	3,164	139	(37)	3,266	4.3%
Energy	1,779	73	(21)	1,831	2.3%	1,545	118	(12)	1,651	2.2%
Financial services	10,276	307	(78)	10,505	13.1%	9,413	350	(84)	9,679	12.7%
Technology and communications	4,136	191	(44)	4,283	5.3%	4,256	239	(58)	4,437	5.8%
Transportation	730	17	(10)	737	0.9%	850	33	(9)	874	1.1%
Utilities	4,588	195	(66)	4,717	5.8%	4,043	182	(44)	4,181	5.5%
Other	1,447	38	(19)	1,466	1.8%	1,444	33	(19)	1,458	1.9%
Government/Government agencies
Foreign	1,213	87	(6)	1,294	1.6%	1,378	96	(7)	1,467	1.9%
United States	848	5	(7)	846	1.0%	877	27	(6)	898	1.2%
MBS — agency	2,742	5	(45)	2,702	3.3%	3,914	7	(60)	3,861	5.0%
Municipal
Taxable	1,342	25	(23)	1,344	1.7%	1,155	52	(8)	1,199	1.6%
Tax-exempt	10,555	511	(4)	11,062	13.7%	10,486	549	(16)	11,019	14.4%
Redeemable preferred stock	36	—	—	36	—	44	1	—	45	0.1%
Short-term	1,681	—	—	1,681	2.1%	2,063	—	—	2,063	2.7%

Total fixed maturities	$79,289	$2,129	$(663)	$80,755	100.0%	$74,766	$2,424	$(750)	$76,440	100.0%

The Company’s fixed maturity net unrealized gains decreased $208 from December 31, 2005 to December 31, 2006. The decrease was primarily due to an increase in interest rates and decline in the U.S. dollar in comparison to foreign denominated currencies, partially offset by credit spread compression and other-than-temporary impairments taken during the year. Gross unrealized gains and losses were also reduced by securities sold in a gain or loss position, respectively.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.

Securities that have characteristics of fixed maturities and equity securities are a type of hybrid security. Hybrid securities that have a preponderance of economic attributes more akin to fixed maturities such as a stated interest rate, a mandatory redemption date or a punitive interest rate step-up feature which would compel the issuer to redeem the security at a specified call date, except in remote circumstances, are included within fixed maturities. Accordingly, the fair value of hybrid securities included in the tables above at December 31, 2006 and 2005 are $3.5 billion and $3.6 billion, respectively.
As of December 31, 2006, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of CMBS and MBS. Throughout 2006, the Company increased its allocation to CMBS due to the securities’ attractive spread levels, underlying asset diversification and quality and increased participation in securities lending. The decrease in MBS is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled, and accordingly, the rolled out securities are not included in the Consolidated Fixed Maturities by Type table above.
As of December 31, 2006, 25% of the fixed maturities were invested in private placement securities, including 18% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized ratings agencies.
At the January 2007 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve maintained the target federal funds rate at 5.25%. The FOMC stated that inflation risks have improved modestly in recent months and inflation pressure was likely to moderate overtime, but maintained the view that upside risk remains. An increase in future interest rates may result in lower fixed maturity valuations, an increase in gross unrealized losses and a decrease in gross unrealized gains.
The following table identifies fixed maturities by credit quality on a consolidated basis as of December 31, 2006 and 2005. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities. The Company held no issuer of a BIG security with a fair value in excess of 4% of the total fair value for BIG securities as of December 31, 2006 and 2005.

Consolidated Fixed Maturities by Credit Quality
	2006			2005
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$23,216	$23,629	29.2%	$19,414	$19,837	26.0%
AA	10,107	10,298	12.8%	9,901	10,143	13.3%
A	17,696	18,251	22.6%	18,232	18,914	24.7%
BBB	17,402	17,655	21.9%	16,560	16,892	22.1%
United States Government/Government agencies	5,529	5,507	6.8%	5,720	5,686	7.4%
BB & below	3,658	3,734	4.6%	2,876	2,905	3.8%
Short-term	1,681	1,681	2.1%	2,063	2,063	2.7%

Total fixed maturities	$79,289	$80,755	100.0%	$74,766	$76,440	100.0%

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of December 31, 2006 and 2005, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	2006			2005
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$12,601	$12,500	$(101)	$17,986	$17,704	$(282)
Greater than three months to six months	1,261	1,242	(19)	5,143	5,013	(130)
Greater than six months to nine months	1,239	1,210	(29)	1,061	1,036	(25)
Greater than nine months to twelve months	1,992	1,959	(33)	3,001	2,907	(94)
Greater than twelve months	15,402	14,911	(491)	5,053	4,826	(227)

Total	$32,495	$31,822	$(673)	$32,244	$31,486	$(758)

The decrease in the unrealized loss amount since December 31, 2005, is primarily the result of asset sales, credit spread compression and other-than-temporary impairments recorded in 2006, offset in part by an increase in interest rates. For further discussion, see the economic commentary under the Consolidated Fixed Maturities by Type table in this section of the MD&A.

As a percentage of amortized cost, the average security unrealized loss at December 31, 2006, and December 31, 2005, was less than 3%. As of December 31, 2006, and December 31, 2005, fixed maturities represented $663, or 99%, and $750, or 99%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of December 31, 2006 and 2005, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded. For further discussion of the other-than-temporary impairments criteria, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.
The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% and 6%, respectively, of the total unrealized loss amount as of December 31, 2006 and 2005.
The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2006 and 2005 are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	2006				2005
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$107	$79	$(28)	5.1%	$204	$152	$(52)	15.0%
CDOs	133	129	(4)	0.7%	25	24	(1)	0.3%
Credit card receivables	150	148	(2)	0.4%	162	160	(2)	0.6%
Other ABS	777	760	(17)	3.1%	727	713	(14)	4.0%
CMBS	4,694	4,575	(119)	21.5%	1,961	1,902	(59)	17.1%
Corporate
Basic industry	859	834	(25)	4.5%	501	480	(21)	6.1%
Consumer cyclical	752	724	(28)	5.1%	459	434	(25)	7.2%
Consumer non-cyclical	1,106	1,068	(38)	6.9%	418	401	(17)	4.9%
Financial services	2,749	2,689	(60)	10.8%	1,847	1,796	(51)	14.7%
Technology and communications	912	877	(35)	6.3%	481	458	(23)	6.7%
Transportation	225	216	(9)	1.6%	40	39	(1)	0.3%
Utilities	1,384	1,331	(53)	9.6%	246	235	(11)	3.2%
Other	1,454	1,404	(50)	9.0%	553	526	(27)	7.8%
Other securities	3,331	3,246	(85)	15.4%	1,491	1,449	(42)	12.1%

Total	$18,633	$18,080	$(553)	100.0%	$9,115	$8,769	$(346)	100.0%

The increase in total unrealized losses greater than six months since December 31, 2005, was primarily driven by an increase in interest rates offset in part by asset sales and other-than-temporary impairments. With the exception of certain ABS security types, the majority of the securities in an unrealized loss position for six months or more as of December 31, 2006, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities, most significantly within the financial services and utilities sectors. Also, ABS supported by aircraft lease receivables, although improving, continues to be a sector within the Company’s portfolios that contains the most significant concentration of credit risk. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of December 31, 2006, the Company held approximately 600 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of December 31, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of December 31, 2006, the Company held approximately 220 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of December 31, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.

Utilities — As of December 31, 2006, the Company held approximately 140 different securities that were in an unrealized loss position for six months or more. Most of these securities are fixed rate, investment grade securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.
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
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2006 and 2005. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities to recovery, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2006 and 2005, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.
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
To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. ABS, CMOs, MBS and mortgage loans are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 17 of Notes to Consolidated Financial Statements.
The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate Life investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Life products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Life’s fixed income product offerings have market value adjustment provisions at contract surrender.
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
The Company is also subject to equity risk based upon the assets that support its pension plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options. For further discussion of equity risk associated with the pension plans, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 17 of Notes to Consolidated Financial Statements.
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non–U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the Japanese Life operation, and non-U.S. dollar denominated liability contracts, including its GMDB and GMIB benefits associated with its Japanese variable annuities, and a yen denominated individual fixed annuity product. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Derivative Instruments
The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements to mitigate interest rate, equity market or foreign currency exchange rate risk or volatility.
Interest rate swaps and volatility swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
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
Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk at December 31, 2006 and 2005, were $78.2 billion and $62.9 billion, respectively. The increase in the derivative notional amount during 2006 was primarily due to the derivatives associated with the GMWB product feature. For further information, see Note 4 of Notes to Consolidated Financial Statements.
The following discussions focus on the key market risk exposures within Life and Property & Casualty portfolios.
Life
Life is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations. Life’s fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, Life’s operations are significantly influenced by changes in the equity markets. Life’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Life’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, non-U.S. dollar denominated liability contracts, the investment in and net income of the Japanese Life operation and certain foreign currency based individual fixed annuity contracts, and its GMDB and GMIB benefits associated with its Japanese variable annuities.
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
Fixed Maturity Investments
Life’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and CMOs. The fair value of Life’s fixed maturities was $53.2 billion and $50.8 billion at December 31, 2006 and 2005, respectively. The fair value of Life’s fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on MBS and CMOs increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to re-invest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 5.1 and 5.3 years as of December 31, 2006 and 2005, respectively.
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
The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short-term and long-term disability contracts. The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Average contract duration can range from less than one year to typically up to fifteen years.
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
Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company’s fixed maturity investments. Interest rate caps are also used to manage the duration risk in certain portfolios.
At December 31, 2006 and 2005, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $15.6 billion and $10.6 billion, respectively ($11.4 billion and $7.5 billion, respectively, related to investments and $4.2 billion and $3.1 billion, respectively, related to life liabilities). The fair value of these derivatives was $(42) and $(22) as of December 31, 2006 and 2005, respectively.
Calculated Interest Rate Sensitivity
The after-tax change in the net economic value of investment contracts (e.g., guaranteed investment contracts) and certain insurance product liabilities (e.g., short-term and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by Life, are included in the following table along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by Life to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Separate account assets and liabilities and equity securities held for trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2006		2005
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$1	$(33)	$(48)	$10

The fixed liabilities included above represented approximately 46% and 45% of Life’s general account liabilities as of December 31, 2006 and 2005, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

The after-tax change in fair value of the invested asset portfolios that support certain universal life-type contracts and other insurance contracts are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The calculation of the estimated hypothetical change in fair value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Fair Value As of December 31,
	2006		2005
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$422	$(415)	$471	$(451)

The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.
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
In addition, immediate and significant declines in one or more equity markets may also decrease the Company’s expectations of future gross profits in one or more product lines, which are utilized to determine the amount of DAC to be amortized in reporting product profitability in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, which could potentially cause a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory risk based capital (“RBC”) ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of U.S. GMWB’s, and other statutory reserve hedges.
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. In recent years, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process that the Company expects to use to combat competitive sales pressure. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to uncertainty.
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
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $475 as of December 31, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death, (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death, or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e., before reinsurance) to these U.S. guaranteed death benefits as of December 31, 2006 is $5.0 billion. Due to the fact that 83% of this amount is reinsured, the Company’s net exposure is $824. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $35 as of December 31, 2006. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of account value at death or a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings or liquidity withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.
In 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with an in-force block of variable annuity products offered in Japan with an account value of $2.5 billion as of December 31, 2006.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of December 31, 2006 is $54. Due to the fact that 65% of this amount is reinsured, the Company’s net exposure is $19. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.

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
The net effect of the change in value of the embedded derivative net of the results of the hedging program for the years ended December 31, 2006 and 2005, was a (loss) of $(26) and $(46), respectively, before deferred policy acquisition costs and tax effects. As of December 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $53.3 billion and $377, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of December 31, 2006 and 2005, the notional value related to this strategy was $2.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $29 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income.
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
Foreign Currency Exchange Risk
Life’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated investments, Life’s investment in foreign operations, primarily Japan, and non-U.S. dollar denominated liability contracts, including the yen based individual fixed annuity product and its GMDB and GMIB benefits associated with its Japanese variable annuities. A significant portion of the Company’s foreign fixed maturity currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2006 and 2005, were approximately $1.9 billion. In order to manage its currency exposures, Life enters into foreign currency swaps and forwards to hedge the variability in cash flows associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2006 and 2005, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.6 billion and $2.0 billion, respectively, and total fair value of $(336) and $(232), respectively.

Liabilities
In 2006, Life began issuing non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2006, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional value of $585 and a total fair value of $(11).
The yen based fixed annuity product is written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2006 and 2005, the notional value and fair value of the currency swaps were $1.9 billion and $1.7 billion, respectively, and $(225) and $(179), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net gain (loss) of $(11) and $(23) for the years ended December 31, 2006 and 2005, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Based on the fair values of Life’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2006 and 2005, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $3 and $6, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
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
Interest Rate Risk
The primary exposure to interest rate risk in Property & Casualty relates to its fixed maturity securities, including corporate bonds, ABS, municipal bonds, CMBS and CMOs. The fair value of these investments was $27.2 billion and $25.3 billion at December 31, 2006 and 2005, respectively. The fair value of these and Property & Casualty’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, embedded call features within securities are exercised with greater frequency and paydowns on MBS and CMOs increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to re-invest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines. A variety of derivative instruments, primarily swaps, are used to manage interest rate risk and had a total notional amount as of December 31, 2006 and 2005 of $2.1 billion and $1.5 billion, respectively, and fair value of $(4) and $(9), respectively.
One of the measures Property & Casualty uses to quantify its exposure to interest rate risk inherent in its invested assets is duration. The weighted average duration of the fixed maturity portfolio was 4.5 and 4.6 years as of December 31, 2006 and 2005, respectively.
Calculated Interest Rate Sensitivity
The following table provides an analysis showing the estimated after-tax change in the fair value of Property & Casualty’s fixed income investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2006 and 2005. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value As of December 31,
	2006		2005
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$857	$(829)	$861	$(760)

The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets remains materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations or non-parallel changes in interest rates.
Foreign Currency Exchange Risk
Foreign currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily euro, sterling and Canadian dollar denominated securities. The risk associated with these securities relates to potential decreases in value resulting from unfavorable changes in foreign exchange rates. The fair value of these fixed maturity securities at December 31, 2006 and 2005 was $1.0 billion and $1.1 billion, respectively.
In order to manage its currency exposures, Property & Casualty enters into foreign currency swaps and forward contracts to hedge the variability in cash flow associated with certain foreign denominated securities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2006 and 2005, the derivatives used to hedge currency exchange risk had a total notional value of $805 and $515, respectively, and total fair value of $(45) and $(19), respectively.
Based on the fair values of Property & Casualty’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2006 and 2005, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of approximately $34 and $50, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Liquidity Requirements
The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands. However, if an unanticipated demand were placed on the Company it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period including those related to its Life and Property & Casualty insurance refer to the Off-Balance Sheet and Aggregate Contractual Obligations section below.
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
The Company’s Japanese life insurance operations are conducted through Hartford Life Insurance K.K. (“HLIKK”), which, prior to September 1, 2005, was a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), one of the Company’s principal statutorily regulated operating subsidiaries. Prior to September 1, 2005, the Company funded the capital needs of its Japanese operations through investments in the common stock of HLIKK by HLA. This arrangement generally allowed a good portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.
On September 1, 2005, the stock of HLIKK was transferred from HLA to Hartford Life, Inc. The transfer of the stock was treated as a return of capital for GAAP and statutory accounting purposes for the respective entities. This transaction had no effect on the Company’s consolidated GAAP financial statements. For Statutory, the primary financial effect of the transaction was to reduce the statutory capital of HLA by the amount of the carrying value of HLIKK, which was $963 as of September 1, 2005. In addition, for certain capital adequacy ratios, a corresponding reduction in required capital occurred, which resulted in an improved capital adequacy ratio. However, as previously disclosed, this action could potentially reduce certain other capital adequacy ratios employed by regulators and rating agencies to assess the capital growth of The Hartford’s life insurance operations. At the current time, taking into consideration the effects of the transaction, the Company believes it has sufficient capital resources to maintain capital solvency ratios consistent with all of its objectives.
The Company’s Board of Directors has authorized the repurchase of outstanding shares of its common stock and equity units from time to time, in an aggregate amount not to exceed $2 billion. On October 19, 2006, the Company announced that it intends to repurchase up to $300 of its common stock over the two to six months following its announcement, under such share repurchase program. On December 11, 2006, the Company announced that it intends to repurchase an additional $500 of its common stock under the existing share repurchase program. Through February 16, 2007, The Hartford had repurchased approximately $363 (3.8 million shares) under this program.
HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG in 2007 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $620 in dividends to HLI in 2007 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2007. In 2006, HFSG and HLI received a combined total of $609 from their insurance subsidiaries.
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
Sources of Liquidity
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the Securities and Exchange Commission. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2006, the Company had $1.4 billion remaining under the shelf registration.
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses.

Commercial Paper, Revolving Credit Facility and Line of Credit
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
			December 31,		December 31,
Description	Effective Date	Expiration Date	2006	2005	2006	2005

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$299	$471
HLI [1]	2/7/97	N/A	250	250	—	—

Total commercial paper			2,250	2,250	299	471
Revolving Credit Facility
5-year revolving credit facility	9/7/05	9/7/10	1,600	1,600	—	—
Line of Credit
Life Japan Operations [2]	9/18/02	1/4/08	42	17	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,892	$3,867	$299	$471

[1]	In January 2007, the commercial paper program of HLI was terminated.

[2]	As of December 31, 2006 and 2005, the Company’s Japanese operation line of credit in yen was ¥5 billion and ¥2 billion, respectively.
The revolving credit facility provides for up to $1.6 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2006, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above and the following:
•	The Company has unfunded commitments to purchase investments in limited partnerships, mortgage and construction loans of about $1.4 billion as disclosed in Note 12 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations as of December 31, 2006 due by payment period:

	Payments due by period
		Less than 1			More than 5
	Total	Year	1-3 years	3-5 years	years

Property and casualty obligations [1]	$22,596	$5,936	$6,001	$3,098	$7,561
Life, annuity and disability obligations [2]	408,700	25,478	54,750	56,064	272,408
Operating lease obligations	524	169	221	110	24
Long-term debt obligations [3]	6,902	528	1,746	1,077	3,551
Consumer notes [4]	289	14	255	20	—
Purchase obligations [5]	1,872	1,740	83	24	25
Other long-term liabilities reflected on the balance sheet [6], [7]	2,364	2,322	—	—	42

Total [8]	$443,247	$36,187	$63,056	$60,393	$283,611

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:
•	Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves for reported claims and reserves for claims incurred but not reported (IBNR). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future.

•	In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims. Also, estimated payments in 2007 do not include payments that will be made on claims incurred in 2007 on policies that were in force as of December 31, 2006. In addition, the table does not include future cash flows related to the receipt of premiums that may be used, in part, to fund loss payments.

•	Under generally accepted accounting principles, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants and certain structured settlement contracts that fund loss runoffs for unrelated parties. As of December 31, 2006, the total property and casualty reserves in the above table are gross of a reserve discount of $605.
[2]	Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable with Life’s historical experience, modified for recent observed trends. Life has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid losses and loss adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. Life expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.

[3]	Includes contractual principal and interest payments. All long-term debt obligations have fixed rates of interest. Long-term debt obligations shown above include principal and interest payments. See Note 14 of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[4]	Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes. See Note 14 of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[5]	Includes $1.7 billion in commitments to purchase investments including about $1 billion of limited partnership and $333 of mortgage and construction loans. Outstanding commitments under these limited partnerships and mortgage and construction loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be estimated. The remaining $314 relates to payables for securities purchased which are reflected on the Company’s consolidated balance sheet.

[6]	As of December 31, 2006, the Company has accepted cash collateral of $2.3 billion in connection with the Company’s securities lending program and derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.

[7]	Includes $42 in collateralized debt obligations (“CDOs”) issued to third-party investors by consolidated investment management entities sponsored by the Company in connection with synthetic CDO transactions. The CDO investors have no recourse to the Company’s assets other than the dedicated assets collateralizing the CDOs. Refer to Note 4 of Notes to Consolidated Financial Statements for additional discussion of CDOs.

[8]	Does not include estimated voluntary contribution of $200 to the Company’s pension plan in 2007.

Pension Plans and Other Postretirement Benefits
The Company made contributions to its pension plans of $402, $504 and $317 in 2006, 2005 and 2004, respectively. The Company’s 2006 required minimum funding contribution was immaterial. The Company presently anticipates contributing approximately $200 to its pension plans in 2007, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2007 and the funding requirements for all of the pension plans is expected to be immaterial.
Pension expense reflected in the Company’s net income was $152, $137 and $104 in 2006, 2005 and 2004, respectively. The Company estimates its 2007 pension expense will be approximately $115, based on current assumptions.
As provided for under SFAS No. 87, the Company uses a five-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual asset returns for the plans of $356 and $176 for the years ended December 31, 2006 and 2005, respectively, as compared to expected returns of $244 and $221 for the years ended December 31, 2006 and 2005, respectively, will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. The level of actuarial net losses continues to exceed the allowable amortization corridor as defined under SFAS No. 87. Based on the 5.75% discount rate selected as of December 31, 2006 and taking into account estimated future minimum funding, the difference between actual and expected performance in 2006 will decrease annual pension expense in future years. The decrease in pension expense will be approximately $4 in 2007 and will increase ratably to a decrease of approximately $19 in 2011.
Capitalization
The capital structure of The Hartford as of December 31, 2006 and 2005 consisted of debt and equity, summarized as follows:

	As of December 31,
	2006	2005

Short-term debt (includes current maturities of long-term debt)	$599	$719
Long-term debt [1]	3,504	4,048

Total debt [2]	4,103	4,767

Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	18,698	15,235
AOCI	178	90

Total stockholders’ equity	$18,876	$15,325

Total capitalization including AOCI	$22,979	$20,092

Debt to equity	22%	31%
Debt to capitalization	18%	24%

[1]	Includes junior subordinated debentures of $0 and $691 and debt associated with equity units of $0 and $1,020 as of December 31, 2006 and 2005, respectively.

[2]	Total debt of the Company excludes $258 and $0 of consumer notes as of December 31, 2006 and 2005, respectively.
The Hartford’s total capitalization increased $2.9 billion as of December 31, 2006 as compared with December 31, 2005. This increase was due to a $3.6 billion increase in equity partially offset by a $664 decrease in debt. Total stockholders’ equity increased due to net income of $2.7 billion and issuance of shares from equity unit contracts of $1.0 billion in 2006. The decrease in debt was primarily due to repayments of commercial paper and long-term debt of $173 and $1.4 billion, respectively, partially offset by debt issuances of $990 in 2006.
Debt
The following discussion describes the Company’s debt financing activities for 2006.
In May 2006, $690 of senior notes originally issued in May 2003 in connection with the Company’s 7% equity units were remarketed on behalf of the holders of the equity units and the interest rate on the senior notes was reset to 5.55%. In connection with the remarketing, the Company purchased and retired $265 of the senior notes classified in long-term debt. See Note 14 of Notes to Consolidated Financial Statements.
On June 1, 2006, the Company repaid $250 of 2.375% senior notes at maturity.
During 2006, the Company issued $715 of commercial paper to finance the retirement of $265 of senior notes connected with the 7% equity units, the repayment of $250 of senior notes described above, and the redemption of $200 junior subordinated debentures described below. The Company used the proceeds from the settlement of the forward purchase contracts associated with the 7% equity units in August 2006 and cash on hand to pay down $690 of commercial paper.

On July 14, 2006, The Hartford retired its $200 7.625% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Life Capital II at par.
In August 2006, $330 of senior notes originally issued in September 2002 in connection with the Company’s 6% equity units were remarketed on behalf of the holders of the equity units and the interest rate on the senior notes was reset to 5.663%. See Note 14 of Notes to Consolidated Financial Statements.
On October 3, 2006, the Company issued $400 of 5.25% senior notes due October 15, 2011, $300 of 5.50% senior notes due October 15, 2016, and $300 of 5.95% senior notes due October 15, 2036, and received total net proceeds of approximately $990. The issuance was pursuant to the Company’s existing shelf registration statement.
On October 10, 2006, the Company completed offers to exchange existing senior unsecured notes comprising the $250 of 7.65% notes due 2027 and the $400 of 7.375% notes due 2031 issued by HLI (‘‘HLI notes’’) for up to $650 in new senior unsecured notes of the Company and a cash payment, in order to consolidate debt at the holding company. The new notes have an extended maturity and bear a market interest rate and, together with the cash payment, have a present value not significantly different than the existing notes using the existing notes’ effective interest rates. On October 10, 2006, the Company issued approximately $409 of 6.1% senior notes due October 1, 2041 and paid cash totaling $85 in exchange for $101 of the 7.65% notes due 2027 and $308 of the 7.375% notes due 2031. Cash paid to holders of HLI notes in connection with the exchange offers is reflected on our balance sheet as a reduction of long-term debt. The Company financed the cash payment through available cash.
On November 17, 2006, The Hartford retired its $500 7.45% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Capital III at par. The Company recognized a loss on extinguishment of $17, after-tax, for the write-off of the unamortized issue costs and discount.
On December 15, 2006, The Hartford redeemed its $200 7.1% senior notes due 2007 at a price of $202 plus accrued and unpaid interest.
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
As of December 31, 2006, $258 of Consumer Notes had been issued. These notes have interest rates ranging from 5.0% to 6.0% for fixed notes and consumer price index plus 175 basis points to 225 basis points for variable notes. The aggregate maturities of Consumer Notes are as follows: $230 in 2008, $10 in 2009 and $18 in 2011. For 2006, interest credited to holders of Consumer Notes was $2.
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements.
Stockholders’ Equity
On November 16, 2006, the Company issued approximately 5.7 million shares of common stock in connection with the settlement of purchase contracts originally issued in September 2002 as components of our 6% equity units. The Company received proceeds of approximately $330 from the issuance of common stock in settlement of the purchase contracts.
On August 16, 2006, the Company issued approximately 12.1 million shares of common stock in connection with the settlement of purchase contracts originally issued in May 2003 as components of our 7% equity units. The Company received proceeds of approximately $690 from the issuance of common stock in settlement of the purchase contracts.
Dividends — On February 22, 2007, The Hartford’s Board of Directors declared a quarterly dividend of $0.50 per share payable on April 2, 2007 to shareholders of record as of March 1, 2007.
The Hartford declared $531 and paid $460 in dividends to shareholders in 2006 and declared $350 and paid $345 in dividends to shareholders in 2005.
AOCI - AOCI increased by $88 to $178 as of December 31, 2006 compared with $90 as of December 31, 2005. The increase in AOCI is primarily due to total other comprehensive income of $554, offset by a $(466) decrease from SFAS 158 adjustment.

The after-tax reduction of stockholders’ equity of $526 related to pension and other postretirement plans as of December 31, 2006 reflects the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” and represents the net actuarial losses and prior service credits related to the Company’s pension and other postretirement plans. As of December 31, 2005, the balance of $620 represented the minimum pension liability adjustment (required for pension plans when the accumulated benefit obligation exceeds the fair value of plan assets).
The net change of $94 is due to:
•	For the other postretirement plans, an increase in AOCI of $24, after-tax, which coincided with a before-tax decrease in the liability of $37. This was driven by reflecting actuarial gains as a result of the adoption of SFAS 158.

•	For the pension plans, an increase of $70, after-tax, which coincided with a $108 before-tax reduction in the liability. This was driven by:
•	$135 after-tax increase in AOCI due to favorable experience in pension assumptions which resulted in a gain (increase in the discount rate, actual asset returns exceeding expected asset returns), combined with

•	$48 after-tax increase in AOCI due to the amortization of actuarial losses into expense.
These changes were offset by:
•	$113 after-tax decrease in AOCI to recognize the effects of future salary increases into The Hartford’s obligation (the spread between the 2005 PBO and ABO, consistent with the adoption of SFAS 158).
For additional information on stockholders’ equity, AOCI, and pension and other postretirement plans see Notes 15, 16 and 17, respectively, of Notes to Consolidated Financial Statements.

Cash Flow	2006	2005	2004

Net cash provided by operating activities	$5,638	$3,732	$2,634
Net cash used for investing activities	$(7,410)	$(4,860)	$(2,401)
Net cash provided by financing activities	$1,915	$1,280	$477
Cash — end of year	$1,424	$1,273	$1,148

Year ended December 31, 2006 compared to the year ended December 31, 2005
The increase in cash from operating activities was primarily the result of premium cash flows in excess of claim payments and increased net income as compared to prior year period. Net purchases of available-for-sale securities accounted for the majority of cash used for investing activities. Cash provided by financing activities increased primarily due to higher net receipts from policyholder’s accounts related to investment and universal life contracts, proceeds from issuance of consumer notes and proceeds from issuance of shares from equity unit contracts, less the portion that was used for debt repayments.
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
The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory risk based capital (“RBC”) ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of U.S. GMWB’s, and other statutory reserve hedges.

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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 16, 2007.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	A	A	A2
Commercial paper	AMB-2	F1	A-1	P-1
Hartford Life, Inc.:
Senior debt	a-	A	A	A2
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1
Consumer Notes	a+	AA-	AA-	A1

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	2006	2005

Life Operations	$4,734	$4,364
Japan Life Operations	1,380	1,017
Property & Casualty Operations	8,230	6,981

Total	$14,344	$12,362

Risk-based Capital
The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks and effective for 2005, it addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefit. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. As of December 31, 2006, each of The Hartford’s insurance subsidiaries within Life and Ongoing Property & Casualty had more than sufficient capital to meet the NAIC’s minimum RBC requirements.
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
Regulatory Developments – For a discussion regarding contingencies related to regulatory developments that affect The Hartford, please see Note 12 of Notes to the Consolidated Financial Statements.
Legislative Initiatives
On January 22, 2007, the Florida legislature adopted legislation intended to address increasing rates and shrinking capacity for homeowners insurance in the state. The legislation subsequently was signed into law by Governor Crist. The legislation will make significantly more reinsurance capacity available to companies who choose to purchase it. Specifically, the legislation increases the capacity of the Florida Hurricane Catastrophe Fund (the “FHCF”), which provides reinsurance to primary insures for Florida catastrophes at generally below-market rates, from the current level of $16 billion to a potential total of $35 billion. The new Florida legislation includes many other provisions, including steps designed to make Citizens Property Insurance Corporation more competitive with private insures, provisions to provide rate relief to homeowners and requirements that excess profits on residential property business be returned to policyholders. The Hartford is still in the process of analyzing the new legislation to assess the impact on The Hartford.
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
Legislation introduced in Congress would provide for new retirement and savings vehicles designed to simplify retirement plan administration and expand individual participation in retirement savings plans. If enacted, these proposals could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2007 are uncertain.
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
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2006 and 2005, the liability balance was $149 and $223, respectively. As of December 31, 2006 and 2005, $20 and $20, respectively, related to premium tax offsets were included in other assets.

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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2006.
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
The Hartford’s management assessed its internal controls over financial reporting as of December 31, 2006 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford’s management concluded that its internal control over financial reporting was effective as of December 31, 2006.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of  Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company, and our report, dated February 21, 2007, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its method of accounting and reporting for defined benefit pension and other postretirement plans in 2006, and for certain nontraditional long-duration contracts and for separate accounts in 2004.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 21, 2007

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fourth fiscal quarter of 2006, the Company decided to outsource certain information technology infrastructure services beginning in 2007, which will materially affect internal controls over financial reporting in 2007.
Item 9B. Other Information
None.
PART III
Item 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2007 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Item 1 — Election of Directors”, “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders”, and “Governance of the Company” and is incorporated herein by reference.
The Company has adopted a Code of Ethics and Business Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and Business Conduct is available on the Company’s website at:www.thehartford.com.
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company:
ANN M. DE RAISMES
(Executive Vice President, Human Resources)
Ms. de Raismes, 56, has held the position of Executive Vice President, Human Resources, of the Company since May 2004. She previously served as Group Senior Vice President, Human Resources, of the Company from March 2003 to May 2004, and as Senior Vice President of Human Resources of Hartford Life, Inc., a wholly-owned subsidiary of the Company, from 1997 to March 2003.
DAVID M. JOHNSON
(Executive Vice President and Chief Financial Officer)
Mr. Johnson, 46, has held the position of Executive Vice President and Chief Financial Officer of the Company since May 1, 2001. Prior to joining the Company, Mr. Johnson was Senior Executive Vice President and Chief Financial Officer of Cendant Corporation, which he joined in April 1998. In addition, before Cendant, Mr. Johnson was a Managing Director in the Investment Banking Division at Merrill Lynch, Pierce, Fenner and Smith, where he started in 1986.
ROBERT J. PRICE
(Senior Vice President and Controller)
Mr. Price, 56, is Senior Vice President and Controller of the Company. Mr. Price joined the Company in June 2002 in his current role. Prior to joining the Company, Mr. Price was President and Chief Executive Officer of CitiInsurance, the international insurance indirect subsidiary of Citigroup, Inc., from May 2000 to December 2001. From April 1989 to April 2000, Mr. Price held various positions at Aetna, Inc., including Senior Vice President and Chief Financial Officer of Aetna International and Vice President and Corporate Controller.
NEAL S. WOLIN
(Executive Vice President and General Counsel)
Mr. Wolin, 45, has held the position of Executive Vice President and General Counsel since joining the Company on March 20, 2001. Previously, Mr. Wolin served as General Counsel of the U.S. Department of the Treasury from 1999 to January 2001. In that capacity, he headed Treasury’s legal division, composed of 2,000 lawyers supporting all of Treasury’s offices and bureaus, including the Internal Revenue Service, Customs, Secret Service, Public Debt, the Office of Thrift Supervision, the Financial Management Service, the U.S. Mint and the Bureau of Engraving and Printing. Mr. Wolin served as the Deputy General Counsel of the Department of the Treasury from 1995 to 1999. Prior to joining the Treasury Department, he served in the White House, first as the Executive Assistant to the National Security Advisor and then as the Deputy Legal Advisor to the National Security Council. Mr. Wolin joined the U.S.

Government in 1991 as special assistant to the Directors of Central Intelligence, William H. Webster, Robert M. Gates and R. James Woolsey.
DAVID M. ZNAMIEROWSKI
(Executive Vice President and Chief Investment Officer)
Mr. Znamierowski, 46, has served as Executive Vice President of the Company since May 2004 and as Chief Investment Officer of the Company and President of Hartford Investment Management, a wholly-owned subsidiary of the Company, since November 2001. From November 2001 to May 2004, he served as Group Senior Vice President of the Company. Previously, he was Senior Vice President and Chief Investment Officer for the Company’s life operations from May 1999 to November 2001, Vice President from September 1998 to May 1999 and Vice President, Investment Strategy from February 1997 to September 1998. In addition, Mr. Znamierowski currently serves as a director and president of The Hartford-sponsored mutual funds and is a senior officer of the two supervisory investment advisers to the Hartford Funds.
Item 11. EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Report of the Compensation and Personnel Committee”, and “Compensation and Personnel Committee Interlocks and Insider Participation” and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2006 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 1995 Incentive Stock Plan, The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford Employee Stock Purchase Plan (the “ESPP”), and The Hartford Restricted Stock Plan for Non-Employee Directors (the “Director’s Plan”). On May 18, 2005, the shareholders of the Company approved the 2005 Stock Plan, which superseded the 2000 Stock Plan and the Director’s Plan. Pursuant to the provisions of the 2005 Stock Plan, no additional shares may be issued from the 2000 Stock Plan or the Director’s Plan. To the extent than any awards under the 2000 Stock Plan or the Director’s Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2005 Stock Plan and such shares shall be added to the total number of shares available under the 2005 Stock Plan.
In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”) pursuant to which it may grant awards to non-employee wholesalers of PLANCO products.

	(a)	(b)	(c)
		Weighted-average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance Under
	be Issued Upon Exercise	Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by stockholders	8,852,771	$56.49	8,307,585 [1]
Equity compensation plans not approved by stockholders	45,229	54.29	225,858

Total	8,898,000	$56.48	8,533,443

[1]	Of these shares, 2,006,422 shares remain available for purchase under the ESPP.
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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Any information called for by Item 13 will be set forth in the Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Audit Committee Charter and Report Concerning Financial Matters – Fees to Independent Auditor for Years Ended December 31, 2006 and 2005” and is incorporated herein by reference.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for defined benefit pension and other postretirement plans in 2006, and for certain nontraditional long-duration contracts and for separate accounts in 2004.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 21, 2007

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2006	2005	2004

Revenues
Earned premiums	$15,023	$14,359	$13,566
Fee income	4,739	4,012	3,471
Net investment income
Securities available-for-sale and other	4,691	4,384	4,144
Equity securities held for trading	1,824	3,847	799

Total net investment income	6,515	8,231	4,943
Other revenues	474	464	437
Net realized capital gains (losses)	(251)	17	291

Total revenues	26,500	27,083	22,708

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	15,042	16,776	13,640
Amortization of deferred policy acquisition costs and present value of future profits	3,558	3,169	2,843
Insurance operating costs and expenses	3,252	3,227	2,776
Interest expense	277	252	251
Other expenses	769	674	675

Total benefits, losses and expenses	22,898	24,098	20,185

Income before income taxes and cumulative effect of accounting change	3,602	2,985	2,523

Income tax expense	857	711	385

Income before cumulative effect of accounting change	2,745	2,274	2,138

Cumulative effect of accounting change, net of tax	—	—	(23)

Net income	$2,745	$2,274	$2,115

Basic earnings per share
Income before cumulative effect of accounting change	$8.89	$7.63	$7.32
Cumulative effect of accounting change, net of tax	—	—	(0.08)

Net income	$8.89	$7.63	$7.24

Diluted earnings per share
Income before cumulative effect of accounting change	$8.69	$7.44	$7.20
Cumulative effect of accounting change, net of tax	—	—	(0.08)

Net income	$8.69	$7.44	$7.12

Weighted average common shares outstanding	308.8	298.0	292.3
Weighted average common shares outstanding and dilutive potential common shares	315.9	305.6	297.0

Cash dividends declared per share	$1.70	$1.17	$1.13

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2006	2005

Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $79,289 and $74,766)	$80,755	$76,440
Equity securities, held for trading, at fair value (cost of $23,668 and $19,570)	29,393	24,034
Equity securities, available-for-sale, at fair value (cost of $1,535 and $1,330)	1,739	1,461
Policy loans, at outstanding balance	2,051	2,016
Mortgage loans on real estate	3,318	1,731
Other investments	1,917	1,253

Total investments	119,173	106,935
Cash	1,424	1,273
Premiums receivable and agents’ balances	3,675	3,734
Reinsurance recoverables	5,571	6,360
Deferred policy acquisition costs and present value of future profits	10,268	9,702
Deferred income taxes	284	675
Goodwill	1,717	1,720
Property and equipment, net	791	683
Other assets	3,323	3,600
Separate account assets	180,484	150,875

Total assets	$326,710	$285,557

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,991	$22,266
Life	14,016	12,987
Other policyholder funds and benefits payable	71,311	64,452
Unearned premiums	5,620	5,566
Short-term debt	599	719
Long-term debt	3,504	4,048
Consumer notes	258	—
Other liabilities	10,051	9,319
Separate account liabilities	180,484	150,875

Total liabilities	307,834	$270,232

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock – 750,000,000 shares authorized, 326,401,820 and 305,188,238 shares issued, $0.01 par value	3	3
Additional paid-in capital	6,321	5,067
Retained earnings	12,421	10,207
Treasury stock, at cost 3,086,429 and 3,035,916 shares	(47)	(42)
Accumulated other comprehensive income	178	90

Total stockholders’ equity	18,876	15,325

Total liabilities and stockholders’ equity	$326,710	$285,557

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
(In millions, except for share data)	2006	2005	2004

Common Stock/Additional Paid-in Capital
Balance at beginning of year	$5,070	$4,570	$3,932
Issuance of common stock in underwritten offerings	—	—	411
Issuance of shares from equity unit contracts	1,020	—	—
Issuance of shares and compensation expense associated with incentive and stock compensation plans	190	443	200
Tax benefit on employee stock options and awards and other	44	57	27

Balance at end of year	6,324	5,070	4,570

Retained Earnings
Balance at beginning of year	10,207	8,283	6,499
Net income	2,745	2,274	2,115
Dividends declared on common stock	(531)	(350)	(331)

Balance at end of year	12,421	10,207	8,283

Treasury Stock, at Cost
Balance at beginning of year	(42)	(40)	(38)
Return of shares to treasury stock under incentive and stock compensation plans	(5)	(2)	(2)

Balance at end of year	(47)	(42)	(40)

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of year	90	1,425	1,246

Change in unrealized gain/loss on securities
Change in unrealized gain/loss on securities	89	(1,193)	106
Cumulative effect of accounting change	—	—	292
Change in net gain/loss on cash-flow hedging instruments	(124)	105	(173)
Change in foreign currency translation adjustments	29	(107)	59
Change in minimum pension liability	560	(140)	(105)

Total other comprehensive income (loss)	554	(1,335)	179
SFAS 158 adjustment	(466)	—	—

Balance at end of year	178	90	1,425

Total stockholders’ equity	$18,876	$15,325	$14,238

Outstanding Shares (in thousands)
Balance at beginning of year	302,152	294,208	283,380
Issuance of common stock in underwritten offerings	—	—	6,703
Issuance of shares from equity unit contracts	17,856	—	—
Issuance of shares under incentive and stock compensation plans	3,358	7,988	4,157
Return of shares to treasury stock under incentive and stock compensation plans	(51)	(44)	(32)

Balance at end of year	323,315	302,152	294,208

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(In millions)	2006	2005	2004

Comprehensive Income
Net income	$2,745	$2,274	$2,115

Other Comprehensive Income (Loss), Net of Tax
Change in unrealized gain/loss on securities
Change in unrealized gain/loss on securities	89	(1,193)	106
Cumulative effect of accounting change	—	—	292
Change in net gain/loss on cash-flow hedging instruments	(124)	105	(173)
Change in foreign currency translation adjustments	29	(107)	59
Change in minimum pension liability adjustment	560	(140)	(105)

Total other comprehensive income (loss)	554	(1,335)	179

Total comprehensive income	$3,299	$939	$2,294

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2006	2005	2004

Operating Activities
Net income	$2,745	$2,274	$2,115
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	3,558	3,169	2,843
Additions to deferred policy acquisition costs and present value of future profits	(4,092)	(4,131)	(3,914)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses and unearned premiums	975	2,163	877
Reinsurance recoverables	1,071	(361)	128
Receivables	(34)	(682)	(395)
Payables and accruals	(287)	(267)	(11)
Accrued and deferred income taxes	657	168	529
Net realized capital (gains) losses	251	(17)	(291)
Net increase in equity securities, held for trading	(5,609)	(12,872)	(7,409)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	5,594	13,087	7,909
Depreciation and amortization	606	561	274
Cumulative effect of accounting change, net of tax	—	—	23
Other, net	203	640	(44)

Net cash provided by operating activities	5,638	3,732	2,634

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	35,432	36,895	34,981
Equity securities, available-for-sale	514	105	127
Mortgage loans	392	511	292
Partnerships	154	226	249
Payments for the purchase of:
Fixed maturities, available-for-sale	(40,368)	(40,580)	(36,527)
Equity securities, available-for-sale	(924)	(598)	(278)
Mortgage loans	(1,974)	(1,068)	(636)
Partnerships	(809)	(439)	(483)
Change in policy loans, net	(36)	646	(149)
Change in payables for collateral under securities lending, net	970	(367)	(36)
Change in all other securities, net	(454)	12	297
Purchase price adjustment of business acquired	—	8	(58)
Sale of subsidiary, net of cash transferred	(112)	—	—
Additions to property and equipment, net	(195)	(211)	(180)

Net cash used for investing activities	(7,410)	(4,860)	(2,401)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	27,450	25,780	27,877
Withdrawals and other deductions from investment and universal life-type contracts	(27,096)	(25,099)	(22,178)
Transfers from (to) separate accounts related to investment and universal life-type contracts	1,189	706	(4,737)
Issuance of shares from equity unit contracts	1,020	—	—
Issuance of common stock in underwritten offering	—	—	411
Issuance of long-term debt	990	—	197
Repayment/maturity of long-term debt	(1,415)	(250)	(450)
Change in short-term debt	(173)	100	(477)
Proceeds from issuance of consumer notes	258	—	—
Proceeds from issuances of shares under incentive and stock compensation plans, net	147	390	161
Excess tax benefits on stock-based compensation	10	—	—
Return of shares under incentive and stock compensation plans	(5)	(2)	(2)
Dividends paid	(460)	(345)	(325)

Net cash provided by financing activities	1,915	1,280	477

Foreign exchange rate effect on cash	8	(27)	(24)

Net increase in cash	151	125	686
Cash – beginning of year	1,273	1,148	462

Cash – end of year	$1,424	$1,273	$1,148

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
Income taxes	$179	$447	$32
Interest	$274	$248	$246
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
Consolidation
The consolidated financial statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analyses. Entities in which The Hartford does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further discussions on variable interest entities see Note 4.
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
The most significant estimates include those used in determining property and casualty reserves for unpaid losses and loss adjustment expenses, net of reinsurance; Life deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Adoption of New Accounting Standards
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires an entity to: (a) recognize an asset for the funded status, measured as the difference between the fair value of plan assets and the benefit obligation, of defined benefit postretirement plans that are overfunded and a liability for plans that are underfunded, measured as of the employer’s fiscal year end; and (b) recognize changes in the funded status of defined benefit postretirement plans, other than for the net periodic benefit cost included in net income, in accumulated other comprehensive income. For pension plans, the funded status must be based on the projected benefit obligation which includes an assumption for future salary increases. The provisions of FASB Statement No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost continue to apply upon initial and subsequent application of SFAS 158. SFAS 158 is effective for public entities with years ending after December 15, 2006, with certain exceptions not applicable to The Hartford, through an adjustment to the ending balance of accumulated other comprehensive income, net of tax. As of December 31, 2006, the effect of adopting SFAS 158 was a decrease of $717 in the net defined benefit postretirement plan asset and a corresponding after-tax decrease of $466 in the accumulated other comprehensive income component of equity. Because the Company recorded a decrease of $560, net of tax, in its additional minimum liability adjustment related to its pension plans, the balance sheet change was an increase of $145 in the net defined benefit postretirement plan asset and a corresponding after-tax increase of $94 in the accumulated other comprehensive income component of equity. Note 17 provides further details about the adoption of SFAS 158.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements
In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. The Company adopted SAB 108 on December 31, 2006. The adoption had no effect on the Company’s consolidated financial condition or results of operations.
Share-Based Payment
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded the American Institute of Certified Public Accountants (“AICPA”) Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123(R) did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method and therefore prior period amounts have not been restated. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123(R). The under-mentioned related FASB Staff Positions (“FSPs”) have been issued to amend specific provisions of SFAS 123(R) as follows:
In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”), which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. FSP 123(R)-3 addresses an alternative method for calculating the pool of excess tax benefits available to absorb tax deficiencies (“APIC pool”) recognized subsequent to the adoption of SFAS 123(R). The Company is required to make a one time election to utilize either the method stated in FSP 123(R)-3 or the method stated in SFAS 123(R) for computing the APIC pool related to employee compensation. The Company did not adopt the APIC pool computation method outlined in FSP 123(R)-3, and has elected to compute its APIC pool related to employee compensation by using the method described in SFAS 123(R) and the guidance related to reporting cash flows described in SFAS 123(R). Therefore, FSP 123(R)-3 did not have an effect on the Company’s consolidated financial condition or results of operations.
In February 2006, the FASB issued FASB Staff Position No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123(R)-4”), which amends certain provisions of SFAS 123(R) which require that options and similar instruments be classified as liabilities if “the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets.” FSP 123(R)-4 provides that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the conditions stipulated in SFAS 123(R) until it becomes probable that the event will occur. FSP 123(R)-4 shall be applied no later than the second quarter of 2006. The Company’s Stock Plan does not allow for cash settlement on options or similar instruments awarded to employees in the event of a change in control. Therefore, FSP 123(R)-4 did not have an effect on the Company’s consolidated financial condition or results of operations.
In October 2006, the FASB issued FASB Staff Position No. 123(R)-6, “Technical Correction of FASB Statement No. 123(R)” (“FSP 123(R)-6”). FSP 123(R)-6 specifically amends SFAS 123(R) to (a) exempt nonpublic entities from the aggregate intrinsic value disclosure requirement; (b) revise the computation of the minimum compensation cost that must be recognized to comply with SFAS 123(R); (c) indicate that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed; and (d) amend the definition of “short-term inducement” to exclude an offer to settle an award. The adoption of FSP 123(R)-6 in the fourth quarter of 2006 did not have an effect on the Company’s consolidated financial condition or results of operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments
In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position. Under the model, any security in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FSP 115-1 upon issuance. The adoption did not have a material effect on the Company’s consolidated financial condition or results of operations.
Certain Nontraditional Long-Duration Contracts and Separate Accounts
In July 2003, the AICPA issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of SOP 03-1 require:
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

Future Adoption of New Accounting Standards
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
earnings. The Company expects to adopt SFAS 159 on January 1, 2008, but has not yet determined the items to which the Company may apply the fair value option and the impact on the Company’s consolidated financial statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. The Company will adopt SFAS 157 on January 1, 2008, but has not yet quantified the impact. However, the Company has certain significant product riders, including GMWB, that are recorded using fair value. Under SFAS 157, fair value for GMWB will use significant Level 3 inputs including risk margins. The Company’s account value associated with GMWB is $48.3 billion as of December 31, 2006. As a result, the one time realized capital loss that could be recorded upon the adoption of SFAS 157 could materially reduce the Company’s 2008 net income. Realized gains and losses that will be recorded in future years are also likely to be more volatile than amounts recorded in prior years. In addition, adoption of SFAS 157 will result in a future reduction in variable annuity fee income as fees attributed to the embedded derivative will increase consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative.
Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Disclosures will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, as of the first quarter of 2007, FIN 48 will not have a material effect on the Company’s consolidated financial condition or results of operations.
Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument (asset or liability) that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. SFAS 155 did not have an effect on the Company’s consolidated financial condition and results of operations upon adoption at January 1, 2007. However, the standard could affect the future income recognition for securitized

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
financial assets or issued liabilities because there may be more embedded derivatives identified with changes in fair value recognized in net income.
Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts
In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company will adopt SOP 05-1 on January 1, 2007. The Company expects the cumulative effect upon adoption of SOP 05-1 to be $50 to $65, after-tax, which will be recorded as a reduction in retained earnings as of January 1, 2007.
Investments
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Other investments primarily consist of derivatives, and limited partnership interests and proportionate share limited liability companies (collectively “limited partnerships”). Limited partnerships are accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives are carried at fair value.
Valuation of Fixed Maturities
The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use market data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.
Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed (“ABS”) and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2006 and 2005, primarily consisted of non-144A private placements and have an average duration of 5.1 and 5.0 years, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The following table presents the fair value of fixed maturity securities by pricing source as of December 31, 2006 and 2005.

	2006		2005
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$69,023	85.5%	$65,986	86.3%
Priced via broker quotations	4,309	5.3%	2,728	3.6%
Priced via matrices	5,605	6.9%	5,452	7.1%
Priced via other methods	137	0.2%	211	0.3%
Short-term investments [1]	1,681	2.1%	2,063	2.7%

Total	$80,755	100.0%	$76,440	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
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
Securities not subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
For certain securitized financial assets with contractual cash flows including ABS, EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily impaired security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Mortgage Loan Impairments
Mortgage loans on real estate are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. For mortgage loans that are determined to be impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Changes in valuation allowances are recorded in net realized capital gains and losses.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses when investment losses in value are deemed other-than-temporary. Foreign currency transaction remeasurements are also included in net realized capital gains and losses. Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were less than $1 for the years ended December 31, 2006 and 2005, and 2004. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them.
Net Investment Income
Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated principal repayments, if applicable. The calculation of amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For high credit quality securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments using the retrospective method. For non-highly rated securitized financial assets any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships, the equity method of accounting is used to recognize the Company’s share of earnings. For fixed maturities that have had an other-than-temporary impairment loss, the Company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows.
Net investment income on equity securities held for trading includes dividend income and the changes in market value of the securities associated with the variable annuity products sold in Japan. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting as provided in SOP 03-1. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, losses and loss adjustment expenses.
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
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois and the State of New York insurance departments.
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivatives are recognized on the balance sheet at fair value. As of December 31, 2006 and 2005, approximately 84% and 81% of derivatives, respectively, based upon notional values, were priced via valuation models which utilize market data, while the remaining 16% and 19% of derivatives, respectively, were priced via broker quotations. These percentages exclude the guaranteed minimum withdrawal benefit (“GMWB”) rider and the associated reinsurance contracts, which are discussed below. The derivative

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and GMWB reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB reinsurance contract amounts are recorded in reinsurance recoverables in the consolidated balance sheets.
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
Fair-Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense (“periodic derivative net coupon settlements”) are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.
Cash-Flow Hedges
Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.
Foreign-Currency Hedges
Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.
Net Investment in a Foreign Operation Hedges
Changes in fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete, or substantially complete, liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.
Other Investment and Risk Management Activities
The Company’s other investment and risk management activities primarily relate to strategies used to reduce economic risk or replicate permitted investments and do not receive hedge accounting treatment. Changes in the fair value, including periodic derivative net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses, both at the hedge’s inception and ongoing on a quarterly basis,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.
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
Credit Risk
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A1/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
Product Derivatives and Risk Management
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder for the GMWB over the Attributed Fees are associated with the host variable annuity contract recorded in fee income. Upon adoption of SFAS 157, the Company will revise many of the assumptions used to value GMWB.
For contracts issued prior to July 2003, the Company has a reinsurance arrangement in place to transfer its risk of loss due to GMWB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreement is recorded in net realized capital gains and losses. As of July 2003, the Company had substantially exhausted all of its reinsurance capacity, with respect to contracts issued after July 2003, and began hedging its exposure to the GMWB rider using a sophisticated program involving interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. For the years ended December 31, 2006, 2005 and 2004, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $26 loss, $46 loss and $8 gain, before deferred policy acquisition costs and tax effects, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’, the Company’s exposure as of December 31, 2006, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.
Separate Accounts
The Company maintains separate account assets and liabilities, which are reported at fair value. Separate accounts include contracts, wherein the policyholder assumes the investment risk. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder.
Deferred Policy Acquisition Costs and Present Value of Future Profits
Life — Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits (“PVFP”) is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2006 and December 31, 2005, the carrying value of the Company’s Life DAC asset was $9.1 billion and $8.6 billion, respectively. Of those amounts, $4.4 billion and $4.5 billion related to individual variable annuities sold in the U.S., $1.4 billion and $1.2 billion related to individual variable annuities sold in Japan and $2.1 billion and $1.9 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves. Components of EGPs are used to determine reserves for guaranteed minimum death and income benefits. For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other measures for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2006, 2005 and 2004 was an increase to amortization of $41, $18 and $16, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current aggregate separate account return assumption is approximately 8.0% (after fund fees, but before mortality and expense charges) for U.S. products and 5.0% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. The overall actual return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,418 on December 29, 2006), although no assurance can be provided that this correlation will continue in the future.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Estimating future gross profits is important not only for determining the amortization of DAC but also in the accounting and valuation of sales inducement assets, unearned revenue reserves and guaranteed minimum death and income benefit reserves. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
During the fourth quarter of 2006, the Company refined its estimation process for DAC amortization and completed a comprehensive study of assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits in the third quarter of 2007 and at least annually thereafter.
Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the guaranteed minimum death and income benefit reserving models. The cumulative balance of DAC as well as sales inducement assets, unearned revenue reserves and guaranteed minimum death and income benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates of account value growth and EGPs. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates of account value growth and EGPs.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of a reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. A similar approach is used for variable universal life business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Unlock Results
As described above, during the fourth quarter of 2006, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The impact on the Company’s assets and liabilities as a result of the unlock during the fourth quarter was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total

Retail Products Group	$(70)	$5	$(10)	$3	$(72)
Retirement Plans	20	—	—	—	20

Individual Life	(49)	31	—	—	(18)
International — Japan Annuity	26	—	27	—	53
Life — Other	(46)	—	—	—	(46)
Corporate	(13)	—	—	—	(13)

Total	$(132)	$36	$17	$3	$(76)

[1]	As a result of the unlock, death benefit reserves, in the Retail Products Group, increased $294, offset by an increase of $279 in reinsurance recoverables.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2006, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 53% and 70%, respectively, before portions of its DAC asset would be unrecoverable.
Property & Casualty — The Property & Casualty operations also incur costs, including commissions, premium taxes and certain underwriting and policy issuance costs, that vary with and are related primarily to the acquisition of property and casualty insurance business. These costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. For the years ended December 31, 2006, 2005 and 2004, no material amounts of deferred policy acquisition costs were charged to expense based on the determination of recoverability.
Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
Life — Liabilities for the Company’s group life and disability contracts as well its individual term life insurance policies include amounts for unpaid losses and future policy benefits. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid losses and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as gender, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.
Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits is accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience. Revisions to assumptions are made consistent with the Company’s process for a DAC unlock. See Life Deferred Policy Acquisition Costs and Present value of Future Benefits in the Note.
Property & Casualty — The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process have become increasingly difficult due to a number of complex factors including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.
The Hartford regularly reviews the adequacy of its estimated losses and loss adjustment expense reserves by line of business within the various operating segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Most of the Company’s property and casualty reserves are not discounted. However, certain liabilities for unpaid claims for permanently disabled claimants have been discounted to present value using an average interest rate of 5.6% in 2006 and 2005, respectively. As of December 31, 2006 and 2005, such discounted reserves totaled $707 and $680, respectively (net of discounts of $510, and $505, respectively). In addition, certain structured settlement contracts, that fund loss run-offs for unrelated parties having payment patterns that are fixed and determinable, have been discounted to present value using an average interest rate of 5.5%. At December 31, 2006 and 2005, such discounted reserves totaled $273 and $264, respectively (net of discounts of $95 and $103, respectively). Accretion of these discounts did not have a material effect on net income during 2006 or 2005.
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
Revenue Recognition
Life — For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. For the Company’s traditional life and group disability products premiums are recognized as revenue when due from policyholders.
Property & Casualty — Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insurers, management’s experience and current economic conditions. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the consolidated balance sheets was $114 and $120 as of December 31, 2006 and 2005, respectively. Other revenue consists primarily of revenues associated with the Company’s servicing businesses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
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
Dividends to Policyholders
Policyholder dividends are paid to certain life and property and casualty policies, which are referred to as participating policies. Such dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Life — Participating life insurance in force accounted for 3%, 3% and 5% as of December 31, 2006, 2005 and 2004, respectively, of total life insurance in force. Dividends to policyholders were $22, $37 and $29 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.
Property & Casualty — Net written premiums for participating property and casualty insurance policies represented 8%, 10% and 8% of total net written premiums for the years ended December 31, 2006, 2005 and 2004, respectively. Dividends to policyholders were $6, $11 and $12 for the years ended December 31, 2006, 2005 and 2004, respectively.
Mutual Funds
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc (“The Hartford mutual funds”), families of 52 mutual funds and 1 closed end fund. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission (“SEC”), in accordance with the Investment Company Act of 1940.
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
Earned premiums and incurred losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance was $412 and $413 as of December 31, 2006 and 2005, respectively.
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Property and Equipment
Property and equipment is carried at cost net, of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $1.2 billion as of December 31, 2006 and 2005, respectively. Depreciation expense was $193, $206 and $156 for the years ended December 31, 2006, 2005 and 2004, respectively.
2. Earnings per Share
Earnings per share amounts have been computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.
(In millions, except for per share data)

	Net		Per Share
2006	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$2,745	308.8	$8.89

Diluted Earnings per Share
Stock compensation plans	—	3.0
Equity Units	—	4.1

Net income available to common shareholders plus assumed conversions	$2,745	315.9	$8.69

2005

Basic Earnings per share
Net income available to common shareholders	$2,274	298.0	$7.63

Diluted Earnings per Share
Stock compensation plans	—	3.3
Equity Units	—	4.3

Net income available to common shareholders plus assumed conversions	$2,274	305.6	$7.44

2004

Basic Earnings per Share
Net income available to common shareholders	$2,115	292.3	$7.24

Diluted Earnings per Share
Stock compensation plans	—	2.8
Equity Units	—	1.9

Net income available to common shareholders plus assumed conversions	$2,115	297.0	$7.12

Basic earnings per share is computed based on the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of stock compensation plans and the Company’s equity units, if any, using the treasury stock method. Under the treasury stock method for stock compensation plans, shares are assumed to be issued and then reduced for the number of shares repurchaseable with theoretical proceeds at the average market price for the period. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive.
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
Upon exercise of outstanding options or vesting of other stock compensation plan awards, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise or vesting. Similarly, upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares are added to the Company’s issued and outstanding shares. During the 20 trading day period ending on the third trading day prior to August 16, 2006, The Hartford’s common stock price exceeded $56.875 per share. As a result, on August 16, 2006, the 7% equity unit purchase

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings per Share (continued)
contracts issued in 2003 were settled, resulting in the issuance of approximately 12.1 million common shares that were added to the Company’s issued and outstanding shares and were included in the calculation of the Company’s weighted average shares for the period the shares were outstanding. Additionally, in connection with the settlement on November 16, 2006 of the 6% equity units issued in 2002, The Hartford’s common stock price exceeded $57.645 per share during the 20 trading day period ending on the third trading day period prior to November 16, 2006, resulting in the issuance of approximately 5.7 million common shares that were added to the Company’s issued and outstanding shares and were included in the calculation of the Company’s weighted average shares for the period the shares were outstanding. For further discussion of the Company’s equity units offerings, see Note 14.
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
Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, and is a leading financial services and insurance organization. Life includes six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code. Retirement also offers mutual funds to institutional investors.
Institutional primarily offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals. Within stable value, Institutional has an investor note program that offers both institutional and retail investor notes. Institutional and Retail notes are sold as funding agreement backed notes through trusts and may also be issued directly from the company to investors. Institutional also offers mutual funds to institutional investors. Furthermore, Institutional offers additional individual products including structured settlements, single premium immediate annuities and longevity assurance.
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
International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
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
The “credit-risk” fee covers fixed income assets included in each operating segment’s general account. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the credit-risk fees were as follows:

	2006	2005	2004

Retail
Realized gains (losses)	$32	$34	$24
Credit risk fees	(26)	(26)	(22)
Retirement Plans
Realized gains (losses)	10	6	5
Credit risk fees	(9)	(8)	(8)
Institutional
Realized gains (losses)	17	13	9
Credit risk fees	(23)	(19)	(17)
Individual Life
Realized gains (losses)	11	11	13
Credit risk fees	(7)	(6)	(6)
Group Benefits
Realized gains (losses)	3	10	8
Credit risk fees	(9)	(9)	(9)
International
Realized gains (losses)	1	—	—
Credit risk fees	(2)	—	—
Other
Realized gains (losses)	(74)	(74)	(59)
Credit risk fees	76	68	62

Total	$—	$—	$—

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
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation and to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market. Up until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary (refer to Note 20 for further discussion). Personal Lines also operates a member contact center for health insurance products offered through AARP’s Health Care Options. AARP accounts for earned premiums of $2.5 billion, $2.3 billion and $2.1 billion in 2006, 2005 and 2004, respectively, which represented 24%, 23% and 23% of total Property & Casualty earned premiums in 2006, 2005 and 2004, respectively.
The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity, surety, specialty casualty and livestock coverages, core property and excess and surplus lines coverages not normally written by standard lines insurers, and insurance products and services to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims Administration, integrated benefits, loss control and performance measurement through Specialty Risk Services, a subsidiary of the Company.
The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.
Through inter-segment arrangements, Specialty Commercial reimburses Business Insurance and Personal Lines for certain losses, including, among other coverages, losses incurred from uncollectible reinsurance. In addition, the Company retains a portion of the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
risks ceded under the Company’s principal catastrophe reinsurance program and other reinsurance programs and the financial results of the Company’s retention are recorded in the Specialty Commercial segment. Apart from the Company’s retention, the amount of premiums ceded to third party reinsurers under the principal catastrophe reinsurance program and other reinsurance programs are allocated to the operating segments based on the risks written by each operating segment that are subject to the programs.
Earned premiums assumed (ceded) under the inter-segment arrangements and retention were as follows:

Net assumed (ceded) earned premiums under inter-segment	For the years ended December 31,
arrangements and retention	2006	2005	2004

Business Insurance	$(73)	$(78)	$(34)
Personal Lines	(21)	(25)	(21)
Specialty Commercial	94	103	55

Total	$—	$—	$—

Financial Measures and Other Segment Information
The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Net income is the measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

Revenues by Product Line	For the years ended December 31,
Revenues	2006	2005	2004

Life
Earned premiums, fees, and other considerations
Retail
Individual annuity	$1,959	$1,780	$1,618
Retail mutual funds	524	416	393
Other	128	77	13

Total Retail	2,611	2,273	2,024
Retirement Plans
401(k)	159	111	81
Governmental	52	51	50
Total Retirement Plans	211	162	131
Institutional
Institutional	630	518	474
PPLI	101	105	150

Total Institutional	731	623	624
Individual Life

Total Individual Life	830	769	746
Group Benefits
Group disability	1,850	1,749	1,602
Group life	1,830	1,643	1,655
Other	470	418	395

Total Group Benefits	4,150	3,810	3,652
International

Total International	700	483	240
Other	83	83	119

Total Life premiums, fees, and other considerations	9,316	8,203	7,536
Net investment income
Securities available-for-sale and other	3,184	2,998	2,876
Equity securities held for trading	1,824	3,847	799

Net investment income	5,008	6,845	3,675
Net realized capital gains (losses)	(260)	(25)	164

Total Life	14,064	15,023	11,375

Property & Casualty
Ongoing Operations
Earned premiums
Business Insurance
Workers’ Compensation	2,001	1,791	1,512
Property	1,427	1,348	1,235
Automobile	772	780	754
Liability	454	453	445
Other	464	413	353

Total Business Insurance	5,118	4,785	4,299
Personal Lines
Automobile	2,792	2,728	2,622
Homeowners	968	882	823

Total Personal Lines	3,760	3,610	3,445
Specialty Commercial
Workers’ Compensation	79	72	61
Property	113	136	201
Automobile	19	18	21
Liability	40	51	46
Fidelity and surety	231	210	188
Professional Liability	419	345	335
Other	649	925	874

Total Specialty Commercial	1,550	1,757	1,726

Total Ongoing Operations	10,428	10,152	9,470
Other Operations	5	4	24

Total earned premiums	10,433	10,156	9,494
Servicing revenue	473	463	436
Net investment income	1,486	1,365	1,248
Net realized capital gains	9	44	133

Total Property & Casualty	12,401	12,028	11,311

Corporate	35	32	22

Total revenues	$26,500	$27,083	$22,708

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Net Income (Loss)	2006	2005	2004

Life
Retail	$628	$622	$503
Retirement Plans	109	75	66
Institutional	99	88	68
Individual Life	170	166	155
Group Benefits	303	272	229
International	246	96	39
Other [1] [2]	(114)	(115)	322

Total Life	1,441	1,204	1,382

Property & Casualty
Ongoing Operations
Underwriting Results
Business Insurance	618	396	360
Personal Lines	429	460	138
Specialty Commercial	64	(165)	(53)

Total Ongoing Operations underwriting results	1,111	691	445
Net servicing and other income [3]	53	49	42
Net investment income	1,225	1,082	903
Net realized capital gains (losses)	(17)	19	98
Other expenses	(222)	(202)	(198)
Income tax expense [1]	(596)	(474)	(335)

Ongoing Operations	1,554	1,165	955
Other Operations	(35)	71	(45)

Total Property & Casualty	1,519	1,236	910

Corporate	(215)	(166)	(177)

Net income	$2,745	$2,274	$2,115

[1]	For the year ended December 31, 2004 Life includes a $190 tax benefit recorded in its Other category, and Property & Casualty includes a $26 tax benefit, which relate to an agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 12.

[2]	Amount for the year ended December 31, 2005, reflects an after-tax charge of $102 to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office, as discussed in Note 12.

[3]	Amount is net of expenses related to service business.

Amortization of deferred policy acquisition costs and present value of	For the years ended December 31,
future profits	2006	2005	2004

Life
Retail	$930	$744	$647
Retirement Plans	1	26	29
Institutional	32	32	26
Individual Life	241	205	185
Group Benefits	41	31	23
International	167	133	77
Other	40	1	6

Total Life	1,452	1,172	993

Property & Casualty
Ongoing Operations
Business Insurance	1,184	1,138	1,058
Personal Lines	622	581	530
Specialty Commercial	300	281	257

Total Ongoing Operations	2,106	2,000	1,845
Other Operations	—	(3)	5

Total Property & Casualty	2,106	1,997	1,850

Total amortization of deferred policy acquisition costs and present value of future profits	$3,558	$3,169	$2,843

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Income tax expense	2006	2005	2004

Life
Retail	$85	$85	$105
Retirement Plans	43	23	22
Institutional	36	32	26
Individual Life	72	72	71
Group Benefits	111	90	83
International	135	65	12
Other [1]	(59)	(51)	(117)

Total Life	423	316	202
Property & Casualty
Ongoing Operations [1]	596	474	335
Other Operations	(45)	10	(60)

Total Property & Casualty	551	484	275
Corporate	(117)	(89)	(92)

Total income tax expense	$857	$711	$385

[1]	For the year ended December 31, 2004 Life includes a $190 tax benefit recorded in its Other category, and Property & Casualty includes a $26 tax benefit, which relate to an agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 12.

Geographical Segment Information	For the years ended December 31,
Revenues	2006	2005	2004

North America	$23,840	$22,349	$21,328
Other	2,660	4,734	1,380

Total revenues	$26,500	$27,083	$22,708

	As of December 31,
Assets	2006	2005

Life
Retail	$130,138	$120,438
Retirement Plans	24,394	20,064
Institutional	66,383	48,825
Individual Life	14,306	12,950
Group Benefits	9,056	8,438
International	33,890	27,822
Other	5,581	5,283

Total Life	283,748	243,820
Property & Casualty
Ongoing Operations	34,167	31,780
Other Operations	6,852	8,502

Total Property & Casualty	41,019	40,282
Corporate	1,943	1,455

Total Assets	$326,710	$285,557

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments

	For the years ended December 31,
Components of Net Investment Income	2006	2005	2004

Fixed maturities	$4,266	$3,952	$3,689
Equity securities held for trading	1,824	3,847	799
Policy loans	142	144	186
Mortgage loans on real estate	158	84	59
Other investments	212	267	265

Gross investment income	6,602	8,294	4,998
Less: Investment expenses	87	63	55

Net investment income	$6,515	$8,231	$4,943

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$(113)	$95	$297
Equity securities	(11)	3	3
Foreign currency transaction remeasurements	17	162	(7)
Derivatives and other [1]	(144)	(243)	(2)

Net realized capital gains (losses)	$(251)	$17	$291

[1]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Components of Net Unrealized Gains (Losses) on
Available-for-Sale Securities

Fixed maturities	$1,466	$1,674	$3,741
Equity securities	204	131	90
Net unrealized gains credited to policyholders	(4)	(9)	(20)

Net unrealized gains	1,666	1,796	3,811
Deferred income taxes	608	827	1,649

Net unrealized gains, net of tax — end of year	1,058	969	2,162
Net unrealized gains, net of tax — beginning of year	969	2,162	1,764

Change in unrealized gains (losses) on available-for-sale securities	$89	$(1,193)	$398

The change in net unrealized gain on equity securities classified as trading is included in net investment income during the years ended December 31, 2006, 2005 and 2004, was $1.3 billion, $3.6 billion and $710, respectively, substantially all of which have corresponding amounts credited to policyholders. This amount was not included in the gross unrealized gains (losses) in the table above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Components of Fixed Maturity Investments

	As of December 31, 2006				As of December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$7,924	$54	$(53)	$7,925	$7,907	$60	$(89)	$7,878
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,184	17	(8)	1,193	860	3	(6)	857
Non-agency backed	116	—	(1)	115	133	—	—	133
CMBS
Agency backed	756	12	(1)	767	70	1	—	71
Non-agency backed	15,823	220	(144)	15,899	12,860	233	(162)	12,931
Corporate	35,069	1,193	(371)	35,891	33,019	1,395	(396)	34,018
Government/Government agencies
Foreign	1,213	87	(6)	1,294	1,378	96	(7)	1,467
United States	848	5	(7)	846	877	27	(6)	898
Mortgage-backed securities (“MBS”) —agency backed	2,742	5	(45)	2,702	3,914	7	(60)	3,861
States, municipalities and political subdivisions	11,897	536	(27)	12,406	11,641	601	(24)	12,218
Redeemable preferred stock	36	—	—	36	44	1	—	45
Short-term investments	1,681	—	—	1,681	2,063	—	—	2,063

Total fixed maturities	$79,289	$2,129	$(663)	$80,755	$74,766	$2,424	$(750)	$76,440

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2006 by contractual maturity year are shown below.

Maturity	Amortized Cost	Fair Value

One year or less	$3,220	$3,276
Over one year through five years	12,368	12,728
Over five years through ten years	13,382	13,570
Over ten years	38,353	39,246

Subtotal	67,323	68,820
Mortgage- and asset-backed securities	11,966	11,935

Total	$79,289	$80,755

Estimated maturities may differ from contractual maturities due to call or prepayment provisions because of the potential for prepayment on mortgage- and asset-backed securities; they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.
Sales of Fixed Maturity and Available-for-Sale Equity Security Investments

	For the years ended December 31,
	2006	2005	2004

Sale of Fixed Maturities
Sale proceeds	$32,307	$25,470	$21,339
Gross gains	427	497	525
Gross losses	(407)	(364)	(202)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$514	$105	$127
Gross gains	11	12	21
Gross losses	(14)	—	(6)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk.
The Company is not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and U.S. government agencies, the Company’s largest three exposures by issuer as of December 31, 2006 were the State of California, General Electric Company and UBS AG and as of December 31, 2005 were the State of California, AT&T Inc. and the State of Massachusetts, which each comprise less than 0.5% of total invested assets.
The Company’s largest three exposures by industry sector, as of both December 31, 2006 and 2005, were financial services, utilities, and technology and communications which comprised approximately 9%, 4% and 4%, respectively, of total invested assets.
The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States. The largest concentrations, as of December 31, 2006, were in California, New York and Illinois and as of December 31, 2005, were in California, New York and Texas which each comprise 2% or less of total invested assets, respectively.
Security Unrealized Loss Aging
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 1. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2006 and 2005.
The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006.

	2006
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,115	$1,105	$(10)	$994	$951	$(43)	$2,109	$2,056	$(53)
CMOs
Agency backed	131	130	(1)	360	353	(7)	491	483	(8)
Non-agency backed	37	37	—	50	49	(1)	87	86	(1)
CMBS
Agency backed	101	101	—	10	9	(1)	111	110	(1)
Non-agency backed	3,741	3,711	(30)	4,226	4,112	(114)	7,967	7,823	(144)
Corporate	8,478	8,365	(113)	7,425	7,167	(258)	15,903	15,532	(371)
Government/Government agencies
Foreign	255	251	(4)	86	84	(2)	341	335	(6)
United States	515	511	(4)	147	144	(3)	662	655	(7)
MBS — U.S. Government/Government agencies	450	446	(4)	1,626	1,585	(41)	2,076	2,031	(45)
States, municipalities and political subdivisions	924	913	(11)	393	377	(16)	1,317	1,290	(27)
Short-term investments	1,081	1,081	—	—	—	—	1,081	1,081	—

Total fixed maturities	16,828	16,651	(177)	15,317	14,831	(486)	32,145	31,482	(663)
Common stock	49	47	(2)	3	3	—	52	50	(2)
Non-redeemable preferred stock	216	213	(3)	82	77	(5)	298	290	(8)

Total equity	265	260	(5)	85	80	(5)	350	340	(10)

Total temporarily impaired securities	$17,093	$16,911	$(182)	$15,402	$14,911	$(491)	$32,495	$31,822	$(673)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
As of December 31, 2006, fixed maturities accounted for approximately 99% of the Company’s total unrealized loss amount, which was comprised of approximately 4,700 different securities. The Company held no securities as of December 31, 2006, that were in an unrealized loss position in excess of $12. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position as of December 31, 2006 that were deemed to be other-than-temporarily impaired.
Securities in an unrealized loss position for less than twelve months were comprised of approximately 2,740 securities, of which 92% of the unrealized loss were securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are investment grade fixed maturities depressed due to changes in interest rates from the date of purchase.
The securities depressed for twelve months or more as of December 31, 2006 were comprised of approximately 2,200 securities, with the majority of the unrealized loss amount relating to CMBS, corporate fixed maturities within the financial services and utilities sectors and ABS. A description of the events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.
CMBS — The CMBS in an unrealized loss position for twelve months or more as of December 31, 2006, were primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — Securities in financial services account for approximately $52 of the corporate securities in an unrealized loss position for twelve months or more. Substantially all of these securities are investment grade securities with fair values at or greater than 90% of amortized cost. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.
Utilities — Securities in utilities account for approximately $46 of the corporate securities in an unrealized loss position for twelve months or more. Most of these securities are fixed rate, investment grade securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.
ABS — As of December 31, 2006, $27 of the Company’s total unrealized losses in asset-backed securities is secured by leases to airlines primarily outside of the United States. Based on the current and expected future collateral values of the underlying aircraft, recent improvement in lease rates and an overall increase in worldwide travel, the Company expects to recover the full amortized cost of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
The remaining balance of $236 in the twelve months or more unrealized loss category is comprised of approximately 1,220 securities, most all of which were depressed only to a minor extent with fair value to amortized cost ratios at or greater than 90% as of December 31, 2006. The decline in market value for these securities is primarily attributable to changes in general market conditions, including interest rates and credit spread movements.
Mortgage Loans
The carrying value of mortgage loans was $3.3 billion and $1.7 billion as of December 31, 2006 and 2005, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The largest concentrations by property type at December 31, 2006, are office buildings (approximately 41%), hotels (approximately 15%) and industrial properties (approximately 14%). The largest concentrations by property type at December 31, 2005, were office buildings (approximately 39%), retail stores (approximately 22%) and hotels (approximately 15%). The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration in California (approximately 17% and 18% at December 31, 2006 and 2005, respectively). At December 31, 2006 and 2005, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans. The Company had no valuation allowance for mortgage loans at December 31, 2006 and 2005.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Variable Interest Entities (“VIE”)
In the normal course of business, the Company becomes involved with variable interest entities primarily as a collateral manager and through normal investment activities. The Company’s involvement includes providing investment management and administrative services, and holding ownership or other investment interests in the entities.
The following table summarizes the total assets, liabilities and maximum exposure to loss relating to VIEs for which the Company has concluded it is the primary beneficiary. Accordingly, the results of operations and financial position of these VIEs are included along with the corresponding minority interest liabilities in the consolidated financial statements.

	December 31, 2006			December 31, 2005
			Maximum			Maximum
			Exposure to	Total		Exposure to
	Total Assets	Liability [4]	Loss[2][3]	Assets	Liability [4]	Loss[2][3]

Collaterized debt obligations (“CDOs”) and other funds [1] [2]	$296	$99	$197	$77	$42	$35
Limited partnerships [3]	103	5	98	—	—	—

Total [5]	$399	$104	$295	$77	$42	$35

[1]	The Company provides collateral management services and earns a fee associated with these structures.

[2]	The maximum exposure to loss is the Company’s co-investment in these structures.

[3]	The maximum exposure to loss is equal to the carrying value of the investment plus any unfunded commitments.

[4]	Creditors have no recourse against the Company in the event of default by the VIE.

[5]	As of December 31, 2006 and 2005, the Company had relationships with four and two VIEs, respectively, where the Company was the primary beneficiary.
In addition to the VIEs described above, as of December 31, 2006 and 2005, the Company holds variable interest in three CDOs that are managed by Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford, where the Company is not the primary beneficiary. As a result, these are not consolidated by the Company. These investments have been held by the Company for a period of one to three years. The Company’s maximum exposure to loss from the non-consolidated CDOs (consisting of the Company’s investments) was approximately $20 and $21 as of December 31, 2006 and 2005, respectively.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as a fair-value hedge, cash-flow hedge, foreign-currency hedge, net investment hedge, or held for other investment and risk management purposes.
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois and the State of New York insurance departments.
Derivative instruments are recorded in the consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as of December 31, as follows:

	Asset Values		Liability Values
	2006	2005	2006	2005

Other investments	$287	$181	$—	$—
Reinsurance recoverables	—	—	22	17
Other policyholder funds and benefits payable	53	8	1	—
Other liabilities	—	—	772	450

Total	$340	$189	$795	$467

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31, 2006 and 2005. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic derivative net coupon settlements, are presented below on an after-tax basis for the years ended December 31, 2006 and 2005.

					Hedge
					Ineffectiveness,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Cash-Flow Hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

The Company also enters into forward starting swap agreements to hedge the interest rate exposure of anticipated future cash flows on floating-rate fixed maturity securities due to changes in the benchmark interest rate, London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products.

Interest rate swaps are also used to hedge a portion of the Company’s floating-rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$6,093	$5,753	$(22)	$(18)	$(9)	$(11)
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates. In addition, foreign currency swaps are also used to convert foreign denominated cash flows associated with certain liability payments in order to minimize cash flow fluctuations due to changes in currency rates.	1,871	1,758	(370)	(242)	(4)	4

Fair-Value Hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR. In addition, a portion of the Company’s fixed debt was hedged against increases in LIBOR, the designated benchmark interest rate.	3,846	2,476	10	(12)	(1)	2

Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.	492	—	(9)	—	—	—

Total cash-flow and fair-value hedges	$12,302	$9,987	$(391)	$(272)	$(14)	$(5)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Other Investment and Risk Management Activities
Interest rate caps and swaption contracts
The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company’s loss in a rising interest rate environment. The increase in yield from the cap and swaption contracts in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender.

The Company also may use an interest rate cap as an economic hedge of the interest rate risk related to Company issued debt. In a rising interest rate environment, the cap will limit the net interest expense on the hedged fixed rate debt.	$1,100	$1,616	$—	$3	$(1)	$(1)
Interest rate swaps, caps and floors
The Company uses interest rate swaps and floors to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps in hedging relationships, thereby offsetting the changes in value of the original swap. The Company also enters into interest rate caps to manage the duration risk in certain investment portfolios.	5,460	2,223	(30)	(4)	(33)	1
Interest rate forwards
The Company uses interest rate forwards to replicate the purchase of mortgage-backed securities to manage duration risk and liquidity.	1,269	—	(7)	—	10	—
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	663	766	(14)	(9)	(8)	20
Credit default and total return swaps
The Company enters into swap agreements in which the Company assumes credit exposure of an individual entity, referenced index or asset pool. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuers. The maximum potential future exposure to the Company is the notional value of the swap contracts, which is $1,203 and $455, after-tax, as of December 31, 2006 and 2005, respectively.

The Company also assumes exposure to the change in value of indices or asset pools through total return swaps and credit spreadlocks. As of December 31, 2006 and 2005, the maximum potential future exposure to the Company from such contracts is $1,386 and $899, after-tax, respectively.

The Company enters into credit default swap agreements, in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors. In addition, the Company enters into option contracts to receive protection should a credit event occur on the part of the referenced security issuer.	7,611	2,839	(194)	3	25	13

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

					Derivative
					Change in Value,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2006	2005	2006	2005	2006	2005

Yen fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and yen interest rate exposures associated with the yen denominated individual fixed annuity product. The associated liability is adjusted for changes in spot rates which was $12 and $102, after-tax, as of December 31, 2006 and 2005, respectively, and partially offset the derivative change in value.	$1,869	$1,675	$(225)	$(179)	$(64)	$(143)
GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. For a further discussion, see the Derivative Instruments section of Note 1. The notional value of the embedded derivative is the GRB balance.	37,769	31,803	53	8	79	(42)
GMWB reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	7,172	8,575	(22)	(17)	(19)	19
GMWB hedging instruments
The Company enters into interest rate futures, S&P 500 and NASDAQ index futures contracts and put and call options, as well as interest rate, EAFE index and equity volatility swap contracts to economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured.

In addition, the Company periodically enters into forward starting S&P 500 put options as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. [1]	8,379	5,086	346	175	(77)	1
Equity index swaps and options
The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, the Company is exposed to bifurcated options embedded in certain fixed maturity investments.	30	16	—	—	—	(1)
Statutory reserve hedging instruments
The Company purchases one and two year S&P 500 put option contracts to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB and GMWB obligations against a decline in the equity markets.	2,220	1,142	29	14	(9)	(20)

Total other investment and risk management activities	$73,542	$55,741	$(64)	$(6)	$(97)	$(153)

Total derivatives [2]	$85,844	$65,728	$(455)	$(278)	$(111)	$(158)

[1]	The after-tax net gain related to derivatives purchased to hedge the anticipatory sales of the GMWB rider is $0 and $8 for the years ended December 31, 2006 and 2005, respectively.

[2]	Derivative change in value includes hedge ineffectiveness for cash-flow hedges, fair-value hedges, and total change in value, including periodic derivative net coupon settlements, of other investment and risk management activities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and additional options purchased to hedge the GMWB, credit derivatives and derivatives hedging interest rate duration risk. The Company increased its use of credit derivatives primarily to reduce credit exposure as well as to enter into replication transactions. During 2006, the Company began using credit default swaps to replicate residual CDO interests. These transactions involve the receipt of cash upon entering into the transaction as well as coupon payments throughout the life of the contract. The upfront cash receipts for positions at December 31, 2006, totaled $201, which represents the original liability value of the credit default swaps. As of December 31, 2006, the notional and fair value of credit default swaps used in this replication strategy is $400 and $(189), respectively.
The decrease in net fair value of derivative instruments since December 31, 2005, was primarily related to the initial cash received on credit default swaps replicating residual CDO interests as well as declines in fair value of derivatives hedging foreign bonds, the Japanese fixed annuity, and interest rate duration risk between assets and liabilities, partially offset by additional options purchased to hedge GMWB. Derivatives hedging foreign bonds declined in value primarily as a result of the weakening of the U.S. dollar in comparison to certain foreign currencies. The Japanese fixed annuity hedging instruments declined in value primarily due to a rise in Japanese interest rates and the depreciation of the yen in comparison to the U.S. dollar. Derivatives hedging interest rate duration risk declined in value primarily due to rising interest rates. For further discussion on the GMWB product, which is accounted for as an embedded derivative, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During 2006, the Company terminated an interest rate swap and an interest rate cap that were used to hedge the Company’s $500 fixed rate debt which was callable in 2006. Additionally, during 2006, interest rate swaps and the respective hedged fixed rate non-callable debt of $250 matured. The notional and fair value of the contracts terminated were $1.3 billion and $(11), respectively.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). For the years ended December 31, 2006 and 2005, these strategies resulted in the recognition of after-tax net gains (losses) of $(97) and $(153), respectively. For the year ended December 31, 2006, net realized capital losses were primarily driven by losses on the Japanese fixed annuity hedging instruments and interest rate swaps used to manage portfolio duration primarily due to rising interest rates as well as losses on GMWB related derivatives primarily driven by liability model refinements and assumption updates reflecting in-force demographics, actuarial experience, and future expectations. For the year ended December 31, 2005, net realized capital losses were predominantly comprised of net losses on the Japanese fixed annuity hedging instruments primarily due to the weakening of the Yen in comparison to the U.S. dollar, as well as, an increase in Japanese interest rates.
As of December 31, 2006 and 2005, the after-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $(7) and $1, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate financial instruments) is twenty-four months. For the years ended December 31, 2006, 2005 and 2004, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
For the year ended December 31, 2004, after-tax net gain (loss) representing ineffectiveness of cash-flow hedges was $(11) while ineffectiveness of fair-value hedges and net investment hedges were both less than $1.
Securities Lending and Collateral Arrangements
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of securities lending programs, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2006 and 2005, the fair value of the loaned securities was approximately $2.2 billion and $1.2 billion, respectively, and was included in fixed maturities in the consolidated balance sheets. The Company earns income from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $3 for each of the years ended December 31, 2006 and 2005, which was included in net investment income.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2006 and 2005, collateral pledged having a fair value of $504 and $308, respectively, was included in fixed maturities in the consolidated balance sheets.
From time to time, the Company enters into secured borrowing arrangements as a means to increase investment income. The cash collateral received from third parties by the Company in exchange for financial interests granted in certain securities was $57 and $38 as of December 31, 2006 and 2005, respectively.
The classification and carrying amount of the loaned securities and the derivative instrument collateral pledged at December 31, 2006 and 2005 were as follows:

Loaned Securities and Collateral Pledged	2006	2005

ABS	$20	$29
CMBS	216	198
Corporate	1,867	889
MBS	152	138
Government/Government Agencies
Foreign	19	63
United States	463	285

Total	$2,737	$1,602

As of December 31, 2006 and 2005, the Company had accepted collateral relating to securities lending programs and derivative instruments consisting of cash, U.S. Government and U.S. Government agency securities with a fair value of $2.4 billion and $1.4 billion, respectively. At December 31, 2006 and 2005, cash collateral of $2.3 billion and $1.3 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of such collateral has been sold or repledged at December 31, 2006 and 2005. As of December 31, 2006 and 2005, noncash collateral accepted was held in separate custodial accounts.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2006 and 2005, the fair value of securities on deposit was approximately $1.2 billion and $1.1 billion, respectively.
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
For mortgage loans on real estate, fair values were estimated using discounted cash flow calculations based on current incremental lending rates for similar type loans.
Derivative instruments are reported at fair value based upon either pricing valuation models, which utilize market data inputs or independent broker quotations.
Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate. For further discussion of other policyholder funds and derivatives, see Note 1.
For commercial paper, carrying amounts approximate fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value of Financial Instruments (continued)
Fair value for long-term debt is based on market quotations from independent third party pricing services.
Fair value for consumer notes is based on discounted cash flow calculations based on current market rates.
The carrying amounts and fair values of The Hartford’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Fixed maturities	$80,755	$80,755	$76,440	$76,440
Equity securities	31,132	31,132	25,495	25,495
Policy loans	2,051	2,051	2,016	2,016
Mortgage loans on real estate	3,318	3,298	1,731	1,718
Other investments [1]	673	673	583	583
Liabilities
Other policyholder funds and benefits payable [2]	$14,233	$13,488	$11,691	$11,278
Commercial paper [3]	299	299	471	471
Long-term debt [4]	3,804	3,974	4,296	5,073
Consumer notes	258	260	—	—
Derivative related liabilities [5]	772	772	450	450

[1]	2006 and 2005 include $287 and $181 of derivative related assets, respectively.

[2]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[3]	Included in short-term debt in the consolidated balance sheets.

[4]	Includes current maturities of long-term debt.

[5]	Included in other liabilities in the consolidated balance sheets.
6. Reinsurance
The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfers do not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Hartford’s property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. As of December 31, 2006 and 2005, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
Life
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2006 and 2005, the Company’s policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5. In addition, the Company reinsures the majority of minimum death benefit guarantees as well as guaranteed minimum withdrawal benefits, on contracts issued prior to July 2003, offered in connection with its variable annuity contracts.
Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2006	2005	2004

Gross fee income, earned premiums and other	$9,372	$8,194	$7,223
Reinsurance assumed	313	464	811
Reinsurance ceded	(369)	(455)	(498)

Net fee income, earned premiums and other	$9,316	$8,203	$7,536

Life reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance (continued)
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $59, $351 and $478 for the years ended December 31, 2006, 2005 and 2004, respectively. Life also assumes reinsurance from other insurers.
Property and Casualty
In managing risk, The Hartford utilizes reinsurance to transfer risk to well-established and financially secure reinsurers. Reinsurance is used to manage aggregations of risk as well as specific risks based on accumulated property and casualty liabilities in certain geographic zones. All treaty purchases related to the Company’s property and casualty operations are administered by a centralized function to support a consistent strategy and ensure that the reinsurance activities are fully integrated into the organization’s risk management processes.
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect aggregate property and workers’ compensation exposures, and individual risk or quota share arrangements, that protect specific classes or lines of business. There are no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Extension Act of 2005 and other reinsurance programs relating to particular risks or specific lines of business.
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events.
The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
	2006	2005	2004
Premiums Written

Direct	$11,600	$11,653	$11,181
Assumed	265	233	231
Ceded	(1,203)	(1,399)	(1,450)

Net	$10,662	$10,487	$9,962

Premiums Earned

Direct	$11,465	$11,356	$10,811
Assumed	259	218	218
Ceded	(1,291)	(1,418)	(1,535)

Net	$10,433	$10,156	$9,494

Ceded losses which reduce losses and loss adjustment expenses incurred, were $370, $1.7 billion and $960 for the years ended December 31, 2006, 2005 and 2004, respectively.
Ceded incurred losses decreased from $1.7 billion in 2005 to $370 in 2006, primarily because of a $970 decrease in current accident year catastrophe losses ceded to reinsurers and a $243 reduction in net reinsurance recoverables in 2006 as a result of an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment.
Ceded incurred losses increased by $740 from 2004 to 2005, from $960 to $1.7 billion, primarily because of a $686 increase in current accident year catastrophe losses ceded to reinsurers and a $181 reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities recorded in 2004, partially offset by a decrease in the amount of losses ceded on professional liability business as a result of the Company increasing its retention on that business. Current accident year catastrophe losses ceded increased by $686 from 2004 to 2005, from $288 to $974. The increase was primarily due to an increase in gross current accident year catastrophe losses from $811 in 2004 to $1.3 billion in 2005. The amount of gross losses ceded to reinsurers depends, in large part, on the extent to which gross losses incurred from a single event exceed the Company’s attachment point under its principal property catastrophe reinsurance program. Compared to the hurricanes of 2004, the individual hurricanes in 2005 significantly exceeded the attachment point, resulting in greater reinsurance recoveries.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance (continued)
Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. The reinsurance recoverables balance includes an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for business ceded to the reinsurance contracts. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded by reinsurance agreement.
Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The allowance for uncollectible reinsurance was $412 and $413 as of December 31, 2006 and 2005, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
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
7. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits are as follows:

	2006	2005	2004

Balance, January 1	$8,568	$7,438	$6,624
Deferred Costs	1,923	2,071	1,968
Amortization – Deferred Policy Acquisitions Costs and Present Value of Future Profits	(1,269)	(1,172)	(993)
Amortization – Unlock	(183)	—	—
Adjustments to unrealized gains and losses on securities available-for-sale and other	47	380	(75)
Cumulative effect of accounting change (SOP 03-1)	—	—	(105)
Effect of currency translation	(15)	(149)	72
Acquisition of Hartford Life Group Insurance Company [1]	—	—	(53)

Balance, December 31	$9,071	$8,568	$7,438

[1]	For the year ended December 31, 2004, reflects the purchase price adjustment related to the acquisition of CNA Group Life Assurance Company.
Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows:

For the years ended December 31,

2007	$64
2008	64
2009	56
2010	49
2011	44
Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2006	2005	2004

Balance, January 1	$1,134	$1,071	$975
Deferred costs	2,169	2,060	1,946
Amortization	(2,106)	(1,997)	(1,850)

Balance, December 31	$1,197	$1,134	$1,071

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets
The carrying amount of goodwill as of December 31 is shown below.

	2006	2005

Life
Retail	$572	$572
Individual Life	224	224

Total Life	796	796

Property & Casualty
Personal Lines	119	122
Specialty Commercial	30	30

Total Property & Casualty	149	152

Corporate	772	772

Total Goodwill	$1,717	$1,720

The Company’s goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, resulted in no write-downs for the years ended December 31, 2006 and 2005.
The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense, net of interest accretion, if any. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	2006		2005
	Gross Carrying	Accumulated Net	Gross Carrying	Accumulated Net
Acquired Intangible Assets	Amount	Amortization	Amount	Amortization

Renewal rights	$22	$20	$22	$17
Other	14	10	14	7

Total Acquired Intangible Assets	$36	$30	$36	$24

Net amortization expense for the years ended December 31, 2006, 2005 and 2004 was $6, $7 and $7, respectively. As of December 31, 2006, the weighted average amortization period was 7.0 years for renewal rights, 5.0 years for other and 5.3 years for total acquired intangible assets.
The following is detail of the net acquired intangible asset activity for the years ended December 31, 2006, 2005 and 2004, respectively.

	Renewal
For the year ended December 31, 2006	Rights	Other	Total

Balance, beginning of year	$5	$7	$12
Amortization, net of the accretion of interest	(3)	(3)	(6)

Balance, ending of year	$2	$4	$6

For the year ended December 31, 2005

Balance, beginning of year	$9	$9	$18
Acquisition of business	—	1	1
Amortization, net of the accretion of interest	(4)	(3)	(7)

Balance, ending of year	$5	$7	$12

For the year ended December 31, 2004

Balance, beginning of year	$13	$10	$23
Acquisition of business	—	2	2
Amortization, net of the accretion of interest	(4)	(3)	(7)

Balance, ending of year	$9	$9	$18

Estimated future net amortization expense for the succeeding five years is as follows:

For the years ended December 31,

2007	$3
2008	2
2009	1
2010	—
2011	—
For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 7.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Hartford records the variable portion of individual variable annuities, 401(k), institutional, governmental, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2006, 2005 and 2004, there were no gains or losses on transfers of assets from the general account to the separate account.
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

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2006	$158	$50
Incurred	129	28
Paid	(106)	(1)
Unlock	294	(41)
Currency translation adjustment	—	(1)

Liability balance as of December 31, 2006	$475	$35

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $316 as of December 31, 2006. The reinsurance recoverable asset related to the Japan GMDB was $4 as of December 31, 2006.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	123	29
Paid	(139)	(1)
Currency translation adjustment	—	(6)

Liability balance as of December 31, 2005	$158	$50

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $40 as of December 31, 2005.
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Reserve for Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Losses and Loss Adjustment Expenses on the Company’s statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. As described in Note 1, the Company unlocked its assumptions related to GMDB during the fourth quarter of 2006.
The determination of the GMDB and GMIB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB and GMIB liabilities as of December 31, 2006 and 2005:
U.S. GMDB:
•	1000 stochastically generated investment performance scenarios for all issue years.
•	For all issue years, the weighted average return is 8%; it varies by asset class with a low of 3% for cash and a high of 10% for aggressive equities.
•	Discount rate of 7.5% for issue year 2002 & prior; discount rate of 7% for issue year 2003 & 2004 and discount rate of 5.6% for issue year 2005 and 2006.
•	Volatilities also vary by asset class with a low of 1% for cash, a high of 12% for aggressive equities, and a weighted average of 11%.
•	100% of the Hartford experience mortality table was used for the mortality assumptions.
•	Lapse rates by calendar year vary from a low of 8% to a high of 14%, with an average of 12%.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
Japan GMDB and GMIB:
•	1,000 stochastically generated investment performance scenarios.
•	Separate account returns, representing the Company’s long-term assumptions, varied by asset class with a low of 2.7% for Japan bonds, a high of 9.3% for foreign equities and a weighted average of 5.0%.
•	Volatilities also varied by asset class with a low of 5.6% for Japan bonds, a high of 21.3% for foreign equities and a weighted average of 13.4%.
•	70% of the 1996 Japan Standard Mortality Table was used for mortality assumptions.
•	Lapse rates by age vary from a low of 1% to a high of 6%, with an average of 4%.
•	Average discount rate of 2.7%.
The following table provides details concerning GMDB and GMIB exposure as of December 31, 2006:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type at December 31, 2006

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$53,358	$3,664	$343	65
With 5% rollup [2]	3,830	349	67	63
With Earnings Protection Benefit Rider (EPB) [3]	5,576	471	77	61
With 5% rollup & EPB	1,411	149	28	63

Total MAV	64,175	4,633	515
Asset Protection Benefit (APB) [4]	36,710	61	32	62
Lifetime Income Benefit (LIB) — Death Benefit [5]	4,045	9	9	61
Reset [6] (5-7 years)	6,862	243	243	65
Return of Premium [7] /Other	10,015	28	25	54

Subtotal U.S. Guaranteed Minimum Death Benefits	121,807	4,974	824

Japan Guaranteed Minimum Death and Income Benefit [8]	29,653	54	19	66

Total at December 31, 2006	$151,460	$5,028	$843

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) death benefit and income benefits include a guarantee to return initial investment, which is adjusted for earnings liquidity or a maximum annual withdrawal of 3% of premiums, depending on product, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining account value balance related to the Japan GMIB was $19.7 billion and $15.2 billion as of December 31, 2006 and 2005, respectively.
The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features, for contracts issued beginning in the fourth quarter of 2005, that allow the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive. In this feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts.
As of December 31, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $53 and $8, respectively. During 2006, 2005 and 2004, the increase (decrease) in value of the GMWB, before reinsurance and hedging, reported in realized gains was $121 and $(64) and $54, respectively. Included in realized gain (loss) were liability model refinements and changes in policyholder behavior assumptions for the year ended December 31, 2006 of $(2). There were no benefit payments made for the GMWB during 2006, 2005 or 2004.
As of December 31, 2006 and December 31, 2005, $37.3 billion, or 77%, and $26.4 billion, or 69%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures and swaps and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of December 31, 2006 and 2005 was $37.8 billion and $31.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’, the Company’s exposure as of December 31, 2006, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB or a period certain plus life contingent annuity. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2006

Equity securities (including mutual funds)	$104,687
Cash and cash equivalents	8,931

Total	$113,618

As of December 31, 2006, approximately 12% of the equity securities above were invested in fixed income securities through these funds and approximately 88% were invested in equity securities.
10. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Company’s DAC unlock, the Company unlocked the amortization of the sales inducement asset. See Note 1, for more information concerning the DAC unlock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Sales Inducements (continued)
Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2006	2005

Balance, beginning of period	$355	$309
Sales inducements deferred	88	85
Amortization charged to income	(42)	(39)
Amortization – DAC unlock	(4)	—

Balance, end of period	$397	$355

11. Reserves for Losses and Loss Adjustment Expenses
As described in Note 1, The Hartford establishes reserves for losses and loss adjustment expenses on reported and unreported claims. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.
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
Life
The following table displays the development of the loss reserves (included in reserve for future policy benefits and unpaid losses and loss adjustment expenses in the Consolidated Balance Sheets) resulting primarily from group disability products.

	For the years ended December 31,
	2006	2005	2004

Beginning loss reserves-gross	$4,832	$4,714	$4,480
Purchase of CNA Group Life Assurance Company	—	—	20
Reinsurance recoverables	238	297	250

Beginning loss reserves-net	4,594	4,417	4,210

Incurred expenses related to
Current year	2,140	1,994	1,864
Prior years	(128)	(112)	(73)

Total incurred expenses	2,012	1,882	1,791

Paid expenses related to
Current year	724	645	564
Prior years	1,130	1,060	1,020

Total paid expenses	1,854	1,705	1,584

Ending loss reserves-net	4,752	4,594	4,417
Reinsurance recoverable, December 31	233	238	297

Ending loss reserves-gross	$4,985	$4,832	$4,714

The favorable prior year claim development in 2006 and 2005 is principally due to continued strong disability claims management as well as favorable development on the experience rated financial institutions block. The favorable loss experience on the financial institutions block inversely impacts the commission expenses incurred.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is comprised of the following:

	2006	2005

Group Disability and Accident and Other unpaid losses and loss adjustment expenses	$4,985	$4,832
Group Life unpaid losses and loss adjustment expenses	1,132	910
Individual Life unpaid losses and loss adjustment expenses	110	84
Future Policy Benefits	7,789	7,161

Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	$14,016	$12,987

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Losses and Loss Adjustment Expenses (continued)
The liability for future policy benefits and unpaid losses and loss adjustment expenses by segment/product is as follows:

	2006	2005

Life
Retail
Individual annuity — variable	$372	$171
Individual annuity — fixed	488	575
Other	3	1

Total Retail	863	747

Retirement Plans
401(k)	67	56
Governmental	290	310

Total Retirement Plans	357	366

Institutional
Structured settlements	3,285	3,028
Institutional annuities	2,317	2,167
SPIA	206	—
PPLI	117	120

Total Institutional	5,925	5,315

Individual Life
Variable universal life	16	15
Universal life/other interest sensitive	87	81
Term insurance and other	520	490

Total Individual Life	623	586

Group Benefits
Group disability	4,695	4,544
Group life and accident	1,236	1,058
Other	219	226

Total Group Benefits	6,150	5,828

International
Variable	38	51

Total International	38	51

Other	60	94

Total Life	$14,016	$12,987

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Losses and Loss Adjustment Expenses (continued)
The liability for other policyholder funds and benefits payable by segment/product is as follows:

	2006	2005

Life
Retail
Individual annuity — variable	$9,425	$6,861
Individual annuity — fixed	5,663	9,539
Other	7	10

Total Retail	15,095	16,410

Retirement Plans
401(k)	1,257	1,181
Governmental	4,287	4,013

Total Retirement Plans	5,544	5,194

Institutional
Structured settlements	1,973	1,731
Stable value/Funding agreements	6,169	4,142
GICs	2,875	3,117
SPIA	140	—
PPLI	235	232
Institutional annuities	13	11

Total Institutional	11,405	9,233

Individual Life
Variable universal life	515	474
Universal life/other interest sensitive	4,599	4,284
Other	229	232

Total Individual Life	5,343	4,990

Group Benefits
Group life and accident	352	535

Total Group Benefits	352	535

International
Variable	30,085	24,641
Fixed	1,697	1,461

Total International	31,782	26,102

Other	1,790	1,988

Total Life	$71,311	$64,452

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Losses and Loss Adjustment Expenses (continued)
Property & Casualty
A rollforward of liabilities for property and casualty unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2006	2005	2004

Beginning liabilities for property and casualty unpaid losses and loss adjustment expenses-gross	$22,266	$21,329	$21,715
Reinsurance and other recoverables	5,403	5,138	5,497

Beginning liabilities for property and casualty unpaid losses and loss adjustment expenses-net	16,863	16,191	16,218

Add provision for property & casualty unpaid losses and loss adjustment expenses
Current year	6,706	6,715	6,590
Prior years	296	248	414

Total provision for property and casualty unpaid losses and loss adjustment expenses	7,002	6,963	7,004

Less payments
Current year	2,448	3,593	2,616
Prior years	3,702	2,698	4,415

Total payments	6,150	6,291	7,031

Less net reserves for Omni business sold	111	—	—
Ending liabilities for property and casualty unpaid losses and loss adjustment expenses-net	17,604	16,863	16,191
Reinsurance and other recoverables	4,387	5,403	5,138

Ending liabilities for property and casualty unpaid losses and loss adjustment expenses-gross	$21,991	$22,266	$21,329

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty businesses at December 31, 2006 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve reestimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. Because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity. For a further discussion, see Note 12.
Examples of current trends affecting frequency and severity include increases in medical cost inflation rates, the changing use of medical care procedures, the introduction of new products such as the Dimensions for auto product in Personal Lines, changes in internal claim practices, changes in the legislative and regulatory environment over workers’ compensation claims, evolving exposures to claims asserted against religious institutions and other organizations relating to molestation or abuse and other mass torts. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages; the risks inherent in major litigation; inconsistent decisions concerning the existence and scope of coverage for environmental claims; and uncertainty as to the monetary amount being sought by the claimant from the insured.
The prior year provision of $296 in 2006 includes $243 of prior accident year development resulting from an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations. In addition, the prior year provision in 2006 includes strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior and adverse development in environmental reserves. The 2006 reserve strengthening was partially offset by a reduction in catastrophe reserves related to the 2005 and 2004 hurricanes and a release of Business Insurance allocated loss adjustment expense reserves for workers’ compensation and package business related to accident years 2003 to 2005. The prior year provision of $248 in 2005 includes reserve strengthening for workers’ compensation claim payments expected to emerge after 20 years of development, an increase in reserves for assumed casualty reinsurance, adverse development in environmental reserves, strengthening of reserves for the 2004 hurricanes and an increase in general liability reserves for accident years 2000 to 2003. The 2005 reserve strengthening was partially offset by reserve releases for allocated loss adjustment expenses and workers’ compensation reserves for accident years 2003 and 2004. The

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Losses and Loss Adjustment Expenses (continued)
prior year provision of $414 in 2004 includes reserve strengthening for construction defects claims, assumed casualty reinsurance and environmental claims as well as a reduction in the reinsurance recoverable asset associated with older, long-term casualty liabilities. The 2004 reserve strengthening was partially offset by a reduction in September 11 reserves.
12. Commitments and Contingencies
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties discussed below under the caption “Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
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
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by shareholders on behalf of the Company against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs thereafter agreed to stay further proceedings pending resolution of the motion to dismiss the securities class action. All defendants dispute the allegations and intend to defend these actions vigorously.
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”),

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. After the plaintiffs filed their supplemental pleadings, the defendants renewed their motions to dismiss. The renewed motions to dismiss and the plaintiffs’ motions for class certification are pending. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously. In addition, the Company was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserted claims under California insurance law and sought injunctive relief only. The Company has settled the Commissioner’s action.
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
On October 31, 2005, the Company timely filed a petition for rehearing and for rehearing en banc in the Ninth Circuit. While that petition was pending, on January 25, 2006, the Court of Appeals again withdrew its opinion in the Hartford case and issued a second revised opinion. The new opinion vacated the Court’s earlier ruling that the Company had willfully violated FCRA as a matter of law and remanded the case to the district court for further proceedings. On February 15, 2006, the Company filed a new petition for rehearing and rehearing en banc, and on April 20, 2006, the Court of Appeals denied the petition. On July 19, 2006, the Company filed a petition for a writ of certiorari in the United States Supreme Court. On September 26, 2006, the Supreme Court granted petitions filed by insurers in two of the related cases, and on January 16, 2007, it heard argument in those cases. The Supreme Court has not yet acted on the Company’s petition.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
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
The outcome of the appeal is uncertain. If the decision of the Superior Court is affirmed on appeal, the Company may be unable to collect from the nonsettling reinsurers not only its billing for the MacArthur settlement but also other current and future billings to which the same relevant facts and legal analysis would apply. The Company has considered the risk of non-collection of these recoveries in its allowance for uncollectible reinsurance recoverables associated with older, long-term casualty liabilities reported in the Other Operations segment. After consideration of this allowance, management expects that a negative outcome in the BCT litigation would not have a material adverse effect on the Company’s consolidated results of operations or cash flows in any particular quarterly or annual period.
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
In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. Plaintiffs and insureds also have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
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
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.
As of December 31, 2006 and December 31, 2005, the Company reported $2.3 billion and $2.3 billion of net asbestos reserves and $322 and $366 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
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
On May 10, 2006, the Company entered into an agreement (the “Agreement”) with the New York Attorney General’s Office and the Connecticut Attorney General’s Office to resolve the outstanding investigations by these parties regarding the Company’s use of expense reimbursement agreements in its terminal and maturity funding group annuity line of business. Under the terms of the Agreement, the Company paid $20, of which $16.1 was paid to certain plan sponsors that purchased terminal or maturity funding annuities between January 1, 1998 and December 31, 2004, with the balance of $3.9 divided equally between the states of New York and Connecticut. Also pursuant to the terms of the Agreement, the Company accepted a three-year prohibition on the use of contingent compensation in its terminal and maturity funding group annuity line of business. The costs associated with the settlement had already been accounted for in reserves previously established by the Company.
On November 8, 2006, the SEC issued an Order setting forth the terms of a settlement reached with three subsidiaries of the Company that resolved the SEC’s Division of Enforcement’s investigation of aspects of the Company’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. Under the terms of the settlement, the Company has paid $55 to mutual funds that participated in the Company’s program for directed brokerage in recognition of mutual fund sales, $40 of which represents disgorgement and $15 of which represents civil penalties. The costs associated with the settlement had already been accounted for in reserves previously established by the Company.
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
To date, the SEC’s and New York Attorney General’s market timing investigations have not resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in discussions with the SEC and the New York Attorney General’s Office regarding the potential resolution of these investigations. The potential timing of any resolution of these matters or the initiation of any formal action by these regulators is difficult to predict. After giving effect to the settlement of the SEC’s directed brokerage investigation, as of December 31, 2006, the Company had a reserve of $83, pre-tax, for the market timing matters. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, the Company received a subpoena from the Connecticut Attorney General’s Office seeking information about the Company’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, the Company received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of the Company’s variable annuity products, or exchanges of other products for the Company’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, the Company received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into the Company’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Company is cooperating fully with the New York Attorney General’s Office in these matters.
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
Lease Commitments
Total rental expense on operating leases was $201 in 2006, $206 in 2005 and $193 in 2004. Future minimum lease commitments are as follows:

2007	$169
2008	125
2009	96
2010	79
2011	31
Thereafter	24

Total	$524

On June 30, 2003, the Company entered into a sale-leaseback of certain furniture and fixtures with a net book value of $40. The sale-leaseback resulted in a gain of $15, which was deferred and will be amortized into earnings over the initial lease term of three years. The lease qualifies as an operating lease for accounting purposes. At the end of the initial lease term, the Company has the option to purchase the leased assets, renew the lease for two one-year periods or return the leased assets to the lessor. If the Company elects to return the assets to the lessor at the end of the initial lease term, the assets will be sold, and the Company has guaranteed a residual value on the furniture and fixtures of $20. If the fair value of the furniture and fixtures were to decline below the residual value, the Company would have to make up the difference under the residual value guarantee. In December 2006 the Company exercised its option to extend the lease contract until June 30, 2008. Under the sale-leaseback, the Company must maintain a minimum level of consolidated statutory surplus and risk based capital ratios. In addition, the Company must not exceed a maximum ratio of debt to capitalization. As of December 31, 2006, the Company was in compliance with all such covenants. As of December 31, 2006 and 2005, no liability was recorded for this guarantee, as the fair value of the furniture and fixtures at the end of the initial lease term was greater than the residual value guarantee.
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
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, the utilization of capital loss carry forwards at the mutual fund level and appropriate levels of taxable income.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to the actual FTC’s passed through by the mutual funds.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Unfunded Commitments
At December 31, 2006, The Hartford has outstanding commitments totaling approximately $1.4 billion, of which approximately $1.0 billion is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.
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
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2006 and 2005, the liability balance was $149 and $223, respectively. As of December 31, 2006 and 2005, $20 and $20, respectively, related to premium tax offsets were included in other assets.
13. Income Tax
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2006	2005	2004

Income Tax Expense (Benefit)
Current — U.S. Federal	$519	$301	$(24)
International	—	4	5

Total current	$519	$305	$(19)

Deferred — U.S. Federal	$169	$377	$383
International	169	29	21

Total deferred	$338	$406	$404

Total income tax expense (benefit)	$857	$711	$385

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Tax (continued)
Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2006	2005

Tax discount on loss reserves	$801	$730
Tax basis deferred policy acquisition costs and reserves	605	622
Unearned premium reserve and other underwriting related reserves	471	455
Investment-related items	240	—
Employee benefits	141	303
Minimum tax credit	807	598
Net operating loss carryover	108	460
Other	103	136

Total Deferred Tax Assets	3,276	3,304
Valuation Allowance	(60)	(44)

Net Deferred Tax Assets	3,216	3,260

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(2,222)	(1,741)
Investment-related items	—	(73)
Net unrealized gain on investments	(463)	(588)
Other depreciable & amortizable assets	(135)	(132)
Other	(112)	(51)

Total Deferred Tax Liabilities	(2,932)	(2,585)

Total	$284	$675

In management’s judgment, the net deferred tax asset will more likely than not be realized. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $325, consisting of U.S. losses of $59, which expire from 2010-2026, and foreign losses of $266. The foreign losses consist of $135, which expire from 2011-2012, and foreign losses of $131, which have no expiration. A valuation allowance of $60 has been recorded which consists of $21 related primarily to U.S and $39 related to foreign operations.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes were provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company distributed the entire balance in 2006 thereby permanently eliminating the potential tax of $31.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2006	2005	2004

Tax provision at U.S. Federal statutory rate	$1,261	$1,045	$883
Tax-exempt interest	(153)	(149)	(145)
Dividends received deduction	(186)	(188)	(136)
Internal Revenue Service audit settlement (see Note 12)	—	—	(216)
Sale of Omni Insurance Group, Inc.	(40)	—	—
Other	(25)	3	(1)

Provision (benefit) for income tax	$857	$711	$385

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt
The following table presents short-term and long-term debt by issuance and consumer notes as of December 31, 2006 and 2005.

Short-Term Debt	2006	2005

Commercial paper	$299	$471
Current maturities of long-term debt	300	248

Total Short-Term Debt	$599	$719

Long –Term Debt
Senior Notes and Debentures

7.1% Notes, due 2007	—	200
4.7% Notes, due 2007	—	300
6.375% Notes, due 2008	200	200
4.1% Equity Units Notes, due 2008	—	330
5.663% Notes, due 2008	330	—
2.56% Equity Units Notes, due 2008	—	690
5.55% Notes, due 2008	425	—
7.9% Notes, due 2010	274	274
5.25% Notes, due 2011	399	—
4.625% Notes, due 2013	319	319
4.75% Notes, due 2014	199	199
7.3% Notes, due 2015	200	200
5.5% Notes, due 2016	299	—
7.65% Notes, due 2027	147	247
7.375% Notes, due 2031	92	398
5.95% Notes, due 2036	298	—
6.1% Notes, due 2041	322	—

Total Senior Notes and Debentures	$3,504	$3,357

Junior Subordinated Debentures

7.625% Notes, due 2050	—	200
7.45% Notes, due 2050	—	491

Total Junior Subordinated Debentures	—	691

Total Long-Term Debt	$3,504	$4,048

Consumer Notes

Retail notes payable, interest rates ranging from 5.0% to 6.0% for fixed notes and consumer price index plus 175 basis points to 225 basis points for variable notes, due in varying amounts to 2031, callable beginning in 2008	$258	$—

Total Consumer Notes	$258	$—

The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG”) or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.
On December 15, 2006, The Hartford redeemed its $200 7.1% senior notes due 2007 at a price of $202 plus accrued and unpaid interest.
On November 17, 2006, The Hartford retired its $500 7.45% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Capital III at par. The Company recognized a loss on extinguishment of $17, after-tax, for the write-off of the unamortized issue costs and discount.
On October 10, 2006, the Company completed offers to exchange existing senior unsecured notes comprising the $250 of 7.65% notes due 2027 and the $400 of 7.375% notes due 2031 issued by HLI (‘‘HLI notes’’) for up to $650 in new senior unsecured notes of the Company and a cash payment, in order to consolidate debt at the holding company. The new notes have an extended maturity and bear a market interest rate and, together with the cash payment, have a present value not significantly different than the existing notes using the existing notes’ effective interest rates. On October 10, 2006, the Company issued approximately $409 of 6.1% senior notes due October 1, 2041 and paid cash totaling $85 in exchange for $101 of the 7.65% notes due 2027 and $308 of the 7.375% notes due 2031. Cash paid to holders of HLI notes in connection with the exchange offers is reflected on our balance sheet as a reduction of long-term debt.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
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
On June 15, 2005, the Company repaid $250 of 7.75% senior notes at maturity.
Long-Term Debt Maturities
The following table reflects the Company’s long-term debt maturities.

2007	$300
2008	955
2009	—
2010	275
2011	400
Thereafter	1,970

Equity Units Offerings
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
In September 2002, The Hartford issued 6.6 million 6% equity units at a price of fifty dollars per unit and received net proceeds of $319. Each equity unit initially consisted of one purchase contract for a certain number of shares of the Company’s stock on November 16, 2006 and fifty dollars principal amount of senior notes due November 16, 2008. The senior notes had an aggregate principal amount of $330. In August 2006, the senior notes were successfully remarketed on behalf of the holders of the equity units and the interest rate was reset from 4.10% to 5.663%, effective August 16, 2006. The Company did not receive any proceeds from the remarketing. Rather, the remarketing proceeds were utilized to purchase a portfolio of U.S. Treasury securities, which was pledged to the Company as collateral to satisfy the purchase contractholders’ obligations to purchase the Company’s stock. In November 2006, under the forward purchase contracts, the Company issued approximately 5.7 million shares of common stock and received proceeds of approximately $330.
For a discussion of the impact to earnings per share from the equity unit offerings, see Note 2.
Shelf Registrations
On December 3, 2003, The Hartford’s shelf registration statement (Registration No. 333-108067) for the potential offering and sale of debt and equity securities in an aggregate amount of up to $3.0 billion was declared effective by the SEC. The Registration Statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. As of December 31, 2006, the Company had $1.4 billion remaining under the shelf registration.
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses.
Commercial Paper, Revolving Credit Facility and Line of Credit
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,		December 31,
Description	Date	Date	2006	2005	2006	2005

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$299	$471
HLI [1]	2/7/97	N/A	250	250	—	—

Total commercial paper			2,250	2,250	299	471
Revolving Credit Facility
5-year revolving credit facility	9/7/05	9/7/10	1,600	1,600	—	—
Line of Credit
Life Japan Operations [2]	9/18/02	1/4/08	42	17	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,892	$3,867	$299	$471

[1]	In January 2007, the commercial paper program of HLI was terminated.

[2]	As of December 31, 2006 and 2005, the Company’s Japanese operation line of credit in yen was ¥5 billion and ¥ 2 billion, respectively.
The revolving credit facility provides for up to $1.6 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2006, the Company was in compliance with all such covenants.
Junior Subordinated Debentures
The Hartford and its subsidiary, HLI, had formed statutory business trusts, which existed for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) of The Hartford or HLI; and (iii) engaging in only those activities necessary or incidental thereto. The securities for Hartford Life Capital II and Hartford Capital III were redeemed on July 14, 2006 and November 17, 2006, respectively.
Interest Expense
The following table presents interest expense incurred for 2006, 2005 and 2004, respectively.

	For the years ended December 31,
	2006	2005	2004

Short-term debt	$31	$13	$6
Long-term debt [1]	246	239	245

Total interest expense	$277	$252	$251

[1] Includes junior subordinated debentures.
The weighted-average interest rate on commercial paper was 5.3%, 3.4% and 1.5% for 2006, 2005 and 2004, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
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
As of December 31, 2006, $258 of Consumer Notes had been issued. These notes have interest rates ranging from 5.0% to 6.0% for fixed notes and consumer price index plus 175 basis points to 225 basis points for variable notes. The aggregate maturities of Consumer Notes are as follows: $230 in 2008, $10 in 2009 and $18 in 2011. For the year ended December 31, 2006 interest credited to holders of Consumer Notes was $2.
15. Stockholders’ Equity
Common Stock
In February 2007, the Company’s Board of Directors authorized the Company to repurchase up to an additional $1 billion of its securities. This brings the Company’s total share repurchase authorization to $2 billion. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. During 2006, The Company announced its plans to repurchase $800 of its common stock under its existing repurchase authorization. As of December 31, 2006, the Company has made no repurchases under this program. Through February 16, 2007, The Hartford had repurchased approximately $363 (3.8 million shares) under this program.
In 2006, the Company issued approximately 12.1 million and 5.7 million shares of common stock in connection with the settlement of purchase contracts originally issued in 2003 and 2002, respectively, as components of our equity units, see Note 14.
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized, none of which have been issued.
Statutory Results
The domestic insurance subsidiaries of HFSG prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance. The Company’s use of permitted statutory accounting practices does not have a significant impact on statutory surplus.

	For the years ended December 31,
	2006	2005	2004

Statutory Net Income
Life operations	$1,123	$821	$1,048
Property & Casualty operations	1,326	1,382	356

Total	$2,449	$2,203	$1,404

	As of December 31,
Statutory Surplus	2006	2005

Life operations	$4,734	$4,364
Japan life operations	1,380	1,017
Property & Casualty operations	8,230	6,981

Total	$14,344	$12,362

Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Stockholders’ Equity (continued)
principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG in 2007 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $620 in dividends to HLI in 2007 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2007. In 2006, HFSG and HLI received a combined total of $609 from their insurance subsidiaries.
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
The components of AOCI were as follows:

				Pension and
		Net Gain (Loss)	Foreign	Other	Accumulated
	Unrealized	on Cash-Flow	Currency	Postretirement	Other
	Gain (Loss)	Hedging	Translation	Plan	Comprehensive
For the year ended December 31, 2006	on Securities	Instruments	Adjustments	Adjustment	Income (Loss)

Balance, beginning of year	$969	$(110)	$(149)	$(620)	$90
Unrealized gain on securities [1] [2]	89	—	—	—	89
Net gain on cash-flow hedging instruments [1] [3]	—	(124)	—	—	(124)
Change in foreign currency translation adjustments [1]	—	—	29	—	29
Change in pension and other postretirement plan adjustment [1]	—	—	—	94	94

Balance, end of year	$1,058	$(234)	$(120)	$(526)	$178

For the year ended December 31, 2005

Balance, beginning of year	$2,162	$(215)	$(42)	$(480)	$1,425
Unrealized loss on securities [1] [2]	(1,193)	—	—	—	(1,193)
Net loss on cash-flow hedging instruments [1] [3]	—	105	—	—	105
Change in foreign currency translation adjustments [1]	—	—	(107)	—	(107)
Change in minimum pension liability adjustment [1]	—	—	—	(140)	(140)

Balance, end of year	$969	$(110)	$(149)	$(620)	$90

For the year ended December 31, 2004

Balance, beginning of year	$1,764	$(42)	$(101)	$(375)	$1,246
Unrealized gain on securities [1] [2]	106	—	—	—	106
Net loss on cash-flow hedging instruments [1] [3]	—	(173)	—	—	(173)
Change in foreign currency translation adjustments [1]	—	—	59	—	59
Change in minimum pension liability adjustment [1]	—	—	—	(105)	(105)
Cumulative effect of accounting change [4]	292	—	—	—	292

Balance, end of year	$2,162	$(215)	$(42)	$(480)	$1,425

[1]	Unrealized gain on securities is net of tax and Life deferred acquisition costs of $137, $(644), and $234 for the years ended December 31, 2006, 2005 and 2004, respectively. Net gain (loss) on cash-flow hedging instruments is net of tax of $(67), $57, and $(93) for the years ended December 31, 2006, 2005 and 2004, respectively. Change in foreign currency translation adjustments are net of tax of $16, $(58) and $32 for the years ended December 31, 2006, 2005 and 2004, respectively. Change in pension and other postretirement plan adjustment is net of tax of $51, $(75) and $(57) for the years ended December 31, 2006, 2005 and 2004, respectively.

[2]	Net of reclassification adjustment for gains realized in net income of $(74), $45 and $170 for the years ended December 31, 2006, 2005 and 2004, respectively.

[3]	Net of amortization adjustment of $(38), $5 and $20 to net investment income for the years ended December 31, 2006, 2005 and 2004, respectively.

[4]	Cumulative effect of accounting change related to the Company’s adoption of SOP 03-1 is net of tax of $157 for the year ended December 31, 2004.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
The Company maintains a qualified defined benefit pension plan (the “Plan”) that covers substantially all employees. Effective for all employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the “cash balance formula”. As of January 1, 2009, the cash balance formula will be used to calculate future pension benefits for services rendered on or after January 1, 2009 for all employees hired before January 1, 2001. These amounts are in addition to amounts earned by those employees through December 31, 2008 under the traditional final average pay formula.
The Company also maintains non-qualified pension plans to accrue retirement benefits in excess of Internal Revenue Code limitations.
The Company provides certain health care and life insurance benefits for eligible retired employees. The Company’s contribution for health care benefits will depend upon the retiree’s date of retirement and years of service. In addition, the plan has a defined dollar cap for certain retirees which limits average Company contributions. The Hartford has prefunded a portion of the health care obligations through a trust fund where such prefunding can be accomplished on a tax effective basis. Effective January 1, 2002, Company-subsidized retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002.
The Company adopted SFAS 158 as of December 31, 2006. The following table illustrates the effect of adopting SFAS 158 as well as the incremental adjustment to the consolidated balance sheet to record the funded status of pension benefits as of December 31, 2006.

		Deferred Tax	AOCI, net
Increases/(Decreases) to Balance	Asset	Liability	of tax

SFAS 158 adjustment	$(754)	$264	$(490)
Reversal of previously recorded minimum pension liability	862	(302)	560

Net change	$108	$(38)	$70

The effect of adopting SFAS 158 was a decrease in the asset of $754, with a corresponding after-tax reduction in AOCI of $490.
As previously required under SFAS 87, because the Accumulated Benefit Obligation exceeded the Fair Value of Plan Assets, the Company had recorded an additional minimum liability adjustment as of December 31, 2005 related to the Plan. Therefore, the net change in the balance sheet was actually an increase in the asset of $108, with a corresponding after-tax increase in AOCI of $70.
The following table illustrates the adjustments to the consolidated balance sheet to record the funded status of other postretirement benefits as required by SFAS 158 as of December 31, 2006.

	Accrued	Deferred Tax	AOCI, net
	Liability	Asset	of tax

Pre-SFAS 158	$291	$102	$—
SFAS 158 adjustment	(37)	(13)	24

Post-SFAS 158	$254	$89	$24

The effect of adopting SFAS 158 was a decrease in the liability of $37, with a corresponding after-tax increase in AOCI of $24.
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations, currently available market and industry data and consultation with its plan actuaries. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 5.75% was the appropriate discount rate as of December 31, 2006 to calculate the Company’s benefit liability. Accordingly, the 5.75% discount rate will also be used to determine the Company’s 2007 pension and other postretirement expense.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over rolling 5 year and 10 year periods, balanced along with future long-term return expectations that generally anticipate an investment mix of 60% equity securities and 40% fixed income securities. The Company selected these periods, as well as shorter durations, to assess the portfolio’s

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies market return assumptions utilized in Life’s DAC analysis to an investment mix that generally anticipates 60% equity securities and 40% fixed income securities to derive an expected long-term rate of return. Based upon this analysis, the portfolio’s historical rates of return and management’s outlook with respect to market returns and the planned asset mix, management maintained the long-term rate of return assumption at 8.00% as of December 31, 2006. This assumption will be used to determine the Company’s 2007 expense.
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the plans per year were as follows:

	As of December 31,
	2006	2005

Discount rate	5.75%	5.50%
Rate of increase in compensation levels	4.25%	4.00%

Weighted average assumptions used in calculating the net periodic benefit cost for the plans were as follows:

	Twelve Months Ended
	December 31,
	2006	2005	2004

Discount rate	5.50%	5.75%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

Assumed health care cost trend rates were as follows:

	As of December 31,
	2006	2005	2004

Health care cost trend rate	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2013	2012	2011

Assumed health care cost trends have an effect on the amounts reported for the postretirement health care and life insurance benefit plans. Increasing/decreasing the health care trend rates by one percent each year would have the effect of increasing/decreasing the benefit obligation as of December 31, 2006 by $9 and the annual net periodic expense for the year then ended by $1.
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2006 and 2005. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.
In addition to the discount rate change, the Company’s other postretirement benefit plan experienced an actuarial gain predominantly due to more retirees dropping coverage than anticipated.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)

			Other Postretirement
	Pension Benefits		Benefits
Change in Benefit Obligation	2006	2005	2006	2005

Benefit obligation — beginning of year	$3,534	$3,162	$521	$500
Service cost (excluding expenses)	125	113	8	12
Interest cost	193	182	20	27
Plan participants’ contributions	—	—	12	10
Amendments	—	6	—	—
Actuarial loss/(gain)	59	76	(59)	(24)
Change in assumptions	(161)	128	(97)	25
Benefits paid	(145)	(134)	(34)	(29)
Other / Foreign exchange adjustment	(1)	1	—	—

Benefit obligation — end of year	$3,604	$3,534	$371	$521

			Other Postretirement
	Pension Benefits		Benefits
Change in Plan Assets	2006	2005	2006	2005

Fair value of plan assets — beginning of year	$3,047	$2,496	$109	$106
Actual return on plan assets	356	176	8	3
Employer contributions	402	504	—	—
Benefits paid	(136)	(126)	—	—
Expenses paid	(11)	(4)	—	—
Other / Foreign exchange adjustment	(3)	1	—	—

Fair value of plan assets — end of year	$3,655	$3,047	$117	$109

Funded status — end of year	$51	$(487)	$(254)	$(412)

The fair value of assets for pension benefits, and hence the funded status, presented in the table above exclude assets of $94 and $83 held in rabbi trusts and designated for the non-qualified pension plans as of December 31, 2006 and 2005, respectively. The assets do not qualify as plan assets and, therefore, have been excluded from the table above. The assets consist of equity and fixed income securities and are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. To the extent the fair value of these trusts were included in the table above, pension plan assets would have been $3,749 and $3,130 as of December 31, 2006 and 2005, respectively, and the funded status of pension benefits would have been $145 and $(404) as of December 31, 2006 and 2005, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $3,486 and $3,360 as of December 31, 2006 and 2005, respectively.
The following table provides information for The Hartford’s defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2006 and 2005.

	December 31,
	2006	2005

Projected benefit obligation	$223	$3,510
Accumulated benefit obligation	211	3,335
Fair value of plan assets	—	3,017

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 include the following components:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$128	$116	$101	$8	$12	$12
Interest cost	193	182	171	20	27	28
Expected return on plan assets	(244)	(221)	(201)	(8)	(9)	(8)
Amortization of prior service cost	(13)	(13)	(13)	(23)	(23)	(23)
Amortization of unrecognized net losses	88	73	46	—	5	4

Net periodic benefit cost	$152	$137	$104	$(3)	$12	$13

Amounts recognized in accumulated other comprehensive income on a before-tax basis consist of:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005

Net loss/(gain)	$947	$—	$(30)	$—
Prior service cost/(credit)	(102)	—	(9)	—
Transition obligation	—	—	2	—

Total	$845	$—	$(37)	$—

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 are $76 and $(13), respectively. The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 are $(1) and $(6), respectively.
Plan Assets
The Company’s defined benefit pension plan weighted average asset allocation at December 31, 2006 and 2005, and target allocation by asset category are as follows:

	Percentage of Pension Plan Assets Fair
	Value at December 31,		Target
	2006	2005	Allocation

Equity securities	68%	66%	50% - 70%
Debt securities	32%	32%	30% - 50%
Real estate	—	—	2% maximum
Other	—	2%	5% maximum

Total	100%	100%

There was no Company common stock included in the Plan’s assets as of December 31, 2006 and 2005.
The Company’s other postretirement benefit plans’ weighted average asset allocation at December 31, 2006 and 2005, and target allocation by asset category are as follows:

	Percentage of Other Postretirement Benefit
	Plan Assets Fair Value at December 31,		Target
	2006	2005	Allocation

Equity securities	26%	24%	20% - 65%
Debt securities	74%	76%	35% - 80%

Total	100%	100%

There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2006 and 2005.
The overall goal of the Plan is to maximize total investment returns to provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. Investment decisions are approved by

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
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
Cash Flows
The following table illustrates the Company’s prior and anticipated 2007 contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits

2005	$504	$—
2006	402	—
2007 (best estimate)	200	—

The Company presently anticipates contributing approximately $200 to its pension plans in 2007 based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. For 2007, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are immaterial.
Employer contributions in 2006 and 2005 were made in cash and did not include contributions of the Company’s common stock.
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2006:

		Other
	Pension	Postretirement
	Benefits	Benefits
2007	$158	$31
2008	173	32
2009	190	33
2010	207	34
2011	222	35
2012-2016	1,319	179

Total	$2,269	$344

In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2006:

2007	$3
2008	3
2009	3
2010	4
2011	4
2012-2016	26

Total	$43

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans
The Company has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $61, $56 and $37 for the years ended December 31, 2006, 2005, and 2004, respectively. The income tax benefit recognized for stock-based compensation plans was $21, $20 and $13 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not capitalize any cost of stock-based compensation. As of December 31, 2006, the total compensation cost related to non-vested awards not yet recognized was $80, which is expected to be recognized over a weighted average period of 2.1 years.
Stock Plan
In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of the superseded plans.
The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, restricted stock units, or any combination of the foregoing. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of seven million shares applicable to all awards for the ten-year period ending May 18, 2015. To the extent that any awards under the 2005 Stock Plan, The Hartford Incentive Stock Plan or The Hartford Restricted Stock Plan for Non-employee Directors are forfeited, terminated, expire unexercised or are settled for cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for awards under the 2005 Stock Plan and shall be added to the total number of shares available under the 2005 Stock Plan. As of December 31, 2006, there were 6,301,163 shares available for future issuance.
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. If, prior to the adoption of SFAS 123(R), the Company had been expensing stock option awards to retirement-eligible employees over the shorter of the stated vesting period or the date of retirement eligibility, then the Company would have recognized an immaterial increase in net income for the year ended December 31, 2005 and an immaterial decrease in net income for the year ended December 31, 2004. All awards provide for accelerated vesting upon a change in control of the Company as defined in the 2005 Stock Plan.
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of three years from the date of grant or upon specified market appreciation of the Company’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2006, The Hartford had not issued any incentive stock options under any plans.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)

	Twelve Months Ended December 31,
	2006	2005	2004

Expected dividend yield	1.9%	1.9%	2.1%
Expected annualized spot volatility	20.2% - 32.3%	19.5% - 33.4%	25.2% - 34.7%
Weighted average annualized volatility	28.9%	29.4%	31.5%
Risk-free spot rate	4.4% - 4.6%	2.4% - 4.7%	1.1% - 4.3%
Expected term	7 years	7 years	7 years

A summary of the status of non-qualified stock options included in the Company’s Stock Plan as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of Options	Average	Contractual	Aggregate
	(in thousands)	Exercise Price	Term	Intrinsic Value

Outstanding at beginning of year	11,471	$54.16	5.3
Granted	329	83.14
Exercised	(2,789)	50.13
Forfeited	(76)	57.83
Expired	(37)	53.84

Outstanding at end of year	8,898	56.48	4.8	$328

Exercisable at end of year	7,801	54.23	4.3	$305
Weighted average fair value of options granted	$27.66

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $27.66, $22.89 and $20.74, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $99, $200 and $86, respectively.
Share Awards
Share awards are valued equal to the market price of the Company’s common stock on the date of grant, less a discount for those awards that do not provide for dividends during the vesting period. Share awards granted under the 2005 Stock Plan and outstanding include restricted stock units, restricted stock and performance shares. Generally, restricted stock units vest after three years and restricted stock vests in three to five years. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a specified period, generally three years. The maximum award of restricted stock units, restricted stock or performance shares for any individual employee in any year is 200,000 shares or units.
A summary of the status of the Company’s non-vested share awards as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Non-vested Shares	(in thousands)	Fair Value

Non-vested at beginning of year	1,080	$67.94
Granted	751	82.98
Increase for change in estimated performance factors	139	66.08
Vested	(312)	64.94
Forfeited	(53)	72.98

Non-vested at end of year	1,605	$75.23

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $29, $45 and $4, respectively, based on estimated performance factors. The Company, at its discretion, made cash payments in settlement of stock compensation of $36 during the year ended December 31, 2006. The Company did not make cash payments in settlement of stock compensation in the years ended December 31, 2005 and 2004.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the quarter. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2006, there were 2,006,422 shares available for future issuance. During the years ended December 31, 2006, 2005 and 2004, 341,330, 328,276 and 348,130 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $16.05, $13.74 and $12.12 during the years ended December 31, 2006, 2005 and 2004, respectively. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following weighted average valuation assumptions:

	Twelve Months Ended December 31,
	2006	2005	2004

Dividend yield	2.0%	1.6%	1.6%
Implied volatility	19.0%	20.5%	19.3%
Risk-free spot rate	4.7%	2.9%	1.2%
Expected term	3 months	3 months	3 months

Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase was $5 in each of the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, The Hartford has established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price. The activity under these programs is not material.
19. Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of base salary, by the Company. In addition, the Company allocates at least 0.5% of base salary to the plan for each eligible employee. In 2006, the Company allocated 1.5% of base salary to the plan for eligible employees who received compensation of less than one hundred thousand dollars during the prior year. The cost to The Hartford for this plan was approximately $59, $52 and $50 for 2006, 2005 and 2004, respectively.
20. Sale of Subsidiary
On November 30, 2006, the Company sold its non-standard auto insurance business, Omni Insurance Group, Inc. (“Omni”). Under the terms the agreement, the Company continues to be obligated for certain extra contractual liability claims and for claims and expenses arising from all business written by Omni in the states of California and New York. The Company has since taken action to cease writing new non-standard business in both California and New York. The Company believes that exiting the traditional non-standard auto insurance business will streamline its operations and help the Company align its resources towards achieving core business objectives.
The total consideration for the sale of approximately $104 included a cash dividend prior to the sale of $38 and a purchase price of $65, of which $60 was received in cash at closing. The remaining $5 is receivable four months after closing, after an audit has been performed of Omni’s statutory balance sheet as of the closing date. The purchase price is subject to adjustment based on the results of the audit and a review of other information used to determine the purchase price. The Company recorded an after-tax gain from the sale of $25, which included an income tax benefit of $49 and a pre-tax loss of $24. The pre-tax loss is recorded within realized gains and losses in the 2006 consolidated statement of operations. The $49 income tax benefit arose because the tax basis of the Company’s investment in Omni exceeded the financial statement carrying value. The assets that were sold at the closing date included $172 of cash, $8 of invested assets, $31 of premiums receivable, $3 of Personal Lines segment goodwill allocated to the Omni business and $23 of other assets. The liabilities sold at the closing date included $111 of loss and loss adjustment expense reserves, $37 of unearned premium and $14 of other liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Quarterly Results For 2006 and 2005 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005

Revenues	$6,543	$6,002	$4,971	$6,064	$7,407	$7,307	$7,579	$7,710
Benefits, losses and expenses	$5,559	$5,088	$4,366	$5,237	$6,396	$6,611	$6,577	$7,162
Net income	$728	$666	$476	$602	$758	$539	$783	$467
Basic earnings per share	$2.41	$2.26	$1.57	$2.03	$2.45	$1.80	$2.45	$1.55
Diluted earnings per share	$2.34	$2.21	$1.52	$1.98	$2.39	$1.76	$2.42	$1.51
Weighted average common shares outstanding	302.2	294.8	303.3	297.1	310.0	299.2	319.7	300.7
Weighted average common shares outstanding and dilutive potential common shares	310.9	301.3	312.3	303.9	316.7	307.0	323.9	310.0

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2006
			Amount at
			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$848	$846	$846
U.S. Government and Government agencies and authorities (guaranteed and sponsored) — asset-backed	4,682	4,662	4,662
States, municipalities and political subdivisions	11,897	12,406	12,406
International governments	1,213	1,294	1,294
Public utilities	4,588	4,717	4,717
All other corporate including international	30,481	31,174	31,174
All other corporate — asset-backed	23,863	23,939	23,939
Short-term investments	1,681	1,681	1,681
Redeemable preferred stock	36	36	36

Total fixed maturities	79,289	80,755	80,755

Equity Securities
Common stocks
Utilities	2	2	2
Banks, trusts & insurance companies	6	6	6
Industrial, miscellaneous and all other	23,993	29,885	29,885

Non-redeemable preferred stocks	1,202	1,239	1,239

Total equity securities	25,203	31,132	31,132

Total fixed maturities and equity securities	104,492	111,887	111,887

Real Estate	2	2	2

Other Investments
Mortgage loans on real estate	3,318	3,298	3,318
Policy loans	2,051	2,051	2,051
Investments in partnerships and trusts	1,244	1,244	1,244
Futures, options and miscellaneous	717	671	671
Total other investments	7,330	7,264	7,284

Total investments	$111,824	$119,153	$119,173

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)

(In millions)	As of December 31,
Condensed Balance Sheets	2006	2005

Assets
Other assets	$1,037	$411
Investment in affiliates	22,761	19,235

Total assets	23,798	19,646

Liabilities and Stockholders’ Equity
Net payable to affiliates	596	278
Short-term debt (includes current maturities of long-term debt)	599	719
Long-term debt	3,265	3,003
Other liabilities	462	321

Total liabilities	4,922	4,321
Total stockholders’ equity	18,876	15,325

Total liabilities and stockholders’ equity	$23,798	$19,646

(In millions)	For the years ended December 31,
Condensed Statements of Operations	2006	2005	2004

Interest expense (net of interest income)	$198	$169	$161
Other expenses	44	14	19

Loss before income taxes and earnings of subsidiaries	(242)	(183)	(180)
Income tax benefit	(84)	(63)	(62)

Loss before earnings of subsidiaries	(158)	(120)	(118)
Earnings of subsidiaries	2,903	2,394	2,233

Net income	$2,745	$2,274	$2,115

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)

(In millions)	For the years ended December 31,
Condensed Statements of Cash Flows	2006	2005	2004

Operating Activities
Net income	$2,745	$2,274	$2,115
Undistributed earnings of subsidiaries	(2,366)	(1,904)	(1,506)
Change in operating assets and liabilities	(74)	(304)	183

Cash provided by operating activities	305	66	792

Investing Activities
Net sale (purchase) of short-term investments	(292)	63	(111)
Capital contributions to subsidiaries	(527)	(22)	(646)

Cash provided by (used for) investing activities	(819)	41	(757)

Financing Activities
Issuance of shares from equity unit contracts	1,020	—	—
Issuance of common stock in underwritten offering	—	—	411
Issuance of long-term debt	990	—	197
Repayment/maturity of long-term debt	(1,015)	(250)	—
Change in short-term debt	(173)	100	(477)
Proceeds from issuances of shares under incentive and stock compensation plans, net	147	390	161
Return of shares to treasury stock under incentive and stock compensation plans	(5)	(2)	(2)
Excess tax benefits on stock-based compensation	10	—	—
Dividends paid	(460)	(345)	(325)

Cash provided by (used for) financing activities	514	(107)	(35)

Net change in cash	—	—	—
Cash — beginning of year	—	—	—

Cash — end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Interest Paid	$198	$170	$154
Dividends Received from Subsidiaries	$441	$454	$667
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

		Future Policy
		Benefits,		Other
		Unpaid Losses		Policyholder
	Deferred Policy	and		Funds and
	Acquisition	Loss Adjustment	Unearned	Benefits
Segment [1]	Costs [2]	Expenses	Premiums	Payable

As of December 31, 2006

Life
Retail Products Group	$4,706	$863	$6	$15,095
Retirement Plans	538	357	—	5,544
Institutional Solutions Group	111	5,925	20	11,405
Individual Life	2,113	623	3	5,343
Group Benefits	118	6,150	74	352
International	1,509	38	—	31,782
Other	(25)	60	—	1,790

Total Life	9,070	14,016	103	71,311

Property & Casualty
Ongoing Operations
Business Insurance	542	7,794	2,646	—
Personal Lines	510	1,959	1,863	—
Specialty Commercial	145	6,522	1,010	—

Total Ongoing Operations	1,197	16,275	5,519	—
Other Operations	—	5,716	3	—

Total Property & Casualty	1,197	21,991	5,522	—

Corporate	1	—	(5)	—

Consolidated	$10,268	$36,007	$5,620	$71,311

As of December 31, 2005

Life
Retail Products Group	$4,714	$747	$—	$16,410
Retirement Plans	405	366	—	5,194
Institutional Solutions Group	81	5,315	—	9,233
Individual Life	1,975	586	5	4,990
Group Benefits	95	5,828	64	535
International	1,281	51	—	26,102
Other	16	94	—	1,988

Total Life	8,567	12,987	69	64,452

Property & Casualty
Ongoing Operations
Business Insurance	531	7,066	2,566	—
Personal Lines	468	2,152	1,809	—
Specialty Commercial	135	6,202	1,076	—

Total Ongoing Operations	1,134	15,420	5,451	—

Other Operations	—	6,846	51	—

Total Property & Casualty	1,134	22,266	5,502	—

Corporate	1	—	(5)	—

Consolidated	$9,702	$35,253	$5,566	$64,452

	Earned		Benefits, Losses	Amortization of
	Premiums,	Net	and Loss	Deferred Policy
	Fee Income	Investment	Adjustment	Acquisition	Other	Net Written
Segment [1]	and Other	Income	Expenses	Costs	Expenses [3]	Premiums

For the year ended December 31, 2006

Life
Retail Products Group	$2,611	$839	$819	$930	$995	$
Retirement Plans	211	326	250	1	135
Institutional Solutions Group	731	1,003	1,484	32	78
Individual Life	830	324	497	241	179
Group Benefits	4,150	415	3,002	41	1,102
International	700	123	3	167	208
Other	83	1,978	1,985	40	11

Total Life	9,316	5,008	8,040	1,452	2,708		N/A

Property & Casualty
Ongoing Operations
Business Insurance	5,118		3,066	1,184			5,185
Personal Lines	3,895		2,478	622			3,877
Specialty Commercial	1,888		1,098	300			1,596

Total Ongoing Operations	10,901	1,225	6,642	2,106	1,211		10,658

Other Operations	5	261	360	—	12		4

Total Property & Casualty	10,906	1,486	7,002	2,106	1,223		10,662

Corporate	14	21	—	—	367		N/A

Consolidated	$20,236	$6,515	$15,042	$3,558	$4,298		$10,662

For the year ended December 31, 2005

Life
Retail Products Group	$2,273	$933	$895	$744	$869	$
Retirement Plans	162	311	231	26	115
Institutional Solutions Group	623	802	1,212	32	56
Individual Life	769	305	469	205	167
Group Benefits	3,810	398	2,794	31	1,022
International	483	75	42	133	188
Other	83	4,021	4,166	1	105

Total Life	8,203	6,845	9,809	1,172	2,522		N/A

Property & Casualty
Ongoing Operations
Business Insurance	4,785		2,971	1,138			5,001
Personal Lines	3,731		2,294	581			3,676
Specialty Commercial	2,099		1,486	281			1,806

Total Ongoing Operations	10,615	1,082	6,751	2,000	1,326		10,483

Other Operations	4	283	212	(3)	22		4

Total Property & Casualty	10,619	1,365	6,963	1,997	1,348		10,487

Corporate	13	21	4	—	283		N/A

Consolidated	$18,835	$8,231	$16,776	$3,169	$4,153		$10,487

For the year ended December 31, 2004

Life
Retail Products Group	$2,024	$1,011	$1,074	$647	$687	$
Retirement Plans	131	306	220	29	96
Institutional Solutions Group	624	664	1,116	26	55
Individual Life	746	303	480	185	164
Group Benefits	3,652	373	2,703	23	989
International	240	11	20	77	98
Other	119	1,007	1,017	6	56

Total Life	7,536	3,675	6,630	993	2,145		N/A

Property & Casualty
Ongoing Operations
Business Insurance	4,298		2,633	1,058			4,575
Personal Lines	3,568		2,512	530			3,557
Specialty Commercial	2,040		1,414	257			1,840

Total Ongoing Operations	9,906	903	6,559	1,845	1,213		9,972

Other Operations	24	345	445	5	59		(10)

Total Property & Casualty	9,930	1,248	7,004	1,850	1,272		9,962

Corporate	8	20	6	—	285		N/A

Consolidated	$17,474	$4,943	$13,640	$2,843	$3,702		$9,962

[1]	Segment information is presented in a manner by which The Hartford’s chief operating decision maker views and manages the business.

[2]	Also includes present value of future profits.

[3]	Includes insurance operating costs, interest and other expenses.

N/A	- Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE

	Gross	Ceded to Other	Assumed From Other		Percentage of Amount
(In millions)	Amount	Companies	Companies	Net Amount	Assumed to Net

For the year ended December 31, 2006

Life insurance in force	$872,536	$218,795	$48,428	$702,169	7%

Insurance revenues
Property and casualty insurance	$11,465	$1,291	$259	$10,433	2%
Life insurance and annuities	7,092	333	247	7,006	3%
Accident and health insurance	2,280	36	66	2,310	3%

Total insurance revenues	$20,837	$1,660	$572	$19,749	3%

For the year ended December 31, 2005

Life insurance in force	$764,293	$251,853	$51,274	$563,714	9%

Insurance revenues
Property and casualty insurance	$11,356	$1,418	$218	$10,156	2%
Life insurance and annuities	6,072	403	348	6,017	6%
Accident and health insurance	2,122	52	116	2,186	5%

Total insurance revenues	$19,550	$1,873	$682	$18,359	4%

For the year ended December 31, 2004

Life insurance in force	$778,134	$300,627	$75,050	$552,557	14%

Insurance revenues
Property and casualty insurance	$10,811	$1,535	$218	$9,494	2%
Life insurance and annuities	5,392	415	542	5,519	10%
Accident and health insurance	1,831	83	269	2,017	13%

Total insurance revenues	$18,034	$2,033	$1,029	$17,030	6%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS

				Write-offs/
	Balance	Charged to Costs	Translation	Payments/
(In millions)	January 1,	and Expenses	Adjustment	Other	Balance December 31,

2006

Allowance for doubtful accounts and other	$120	$35	$—	$(41)	$114
Allowance for uncollectible reinsurance	413	284	—	(285)	412
Accumulated depreciation of property and equipment	1,150	193	—	(102)	1,241
Valuation allowance for deferred taxes	44	16	—	—	60
2005

Allowance for doubtful accounts and other	$175	$28	$—	$(83)	$120
Allowance for uncollectible reinsurance	374	38	—	1	413
Accumulated depreciation of property and equipment	1,051	206	—	(107)	1,150
Valuation allowance for deferred taxes	35	9	—	—	44
2004

Allowance for doubtful accounts and other	$150	$71	$—	$(46)	$175
Allowance for uncollectible reinsurance	381	40	—	(47)	374
Accumulated depreciation of property and equipment	958	156	—	(63)	1,051
Valuation allowance for deferred taxes	36	—	—	(1)	35

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS

	Discount	Losses and Loss Adjustment		Paid Losses and
	Deducted From	Expenses Incurred Related to:		Loss Adjustment
(In millions)	Liabilities [1]	Current Year	Prior Year	Expenses

Years ended December 31,

2006	$605	$6,706	$296	$6,150

2005	$608	$6,715	$248	$6,291

2004	$556	$6,590	$414	$7,031

[1]	Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 5.6%, 5.6% and 5.7% for 2006, 2005 and 2004, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

	By:	/s/ Robert J. Price

Robert J. Price
Senior Vice President and Controller
Date: February 23, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Ramani Ayer	Chairman, President, Chief	February 23, 2007
	Ramani Ayer	Executive Officer and Director (Principal Executive Officer)

	*	Executive Vice President and Director	February 23, 2007
Thomas M. Marra

	*	Executive Vice President and Director	February 23, 2007
David K. Zwiener

	/s/ David M. Johnson	Executive Vice President and Chief Financial Officer	February 23, 2007
	David M. Johnson	(Principal Financial Officer)

	/s/ Robert J. Price	Senior Vice President and Controller	February 23, 2007
	Robert J. Price	(Principal Accounting Officer)

	*	Director	February 23, 2007
Ramon de Oliveira

	*	Director	February 23, 2007
Trevor Fetter

	*	Director	February 23, 2007
Edward J. Kelly, III

	*	Director	February 23, 2007
Paul G. Kirk, Jr.

	*	Director	February 23, 2007
Gail J. McGovern

	*	Director	February 23, 2007
Michael G. Morris

	*	Director	February 23, 2007
Robert W. Selander

	*	Director	February 23, 2007
Charles B. Strauss

	*	Director	February 23, 2007
H. Patrick Swygert

*By:	/s/ Neal S. Wolin
Neal S. Wolin
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
FORM 10-K
EXHIBITS LIST
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.01	Corrected Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (“The Hartford”), effective May 21, 1998, as amended by Amendment No. 1, effective May 1, 2002 (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.02	Amended and Restated By-Laws of The Hartford, amended effective May 19, 2005 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).

4.01	Corrected Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of The Hartford (incorporated herein by reference as indicated in Exhibits 3.01 and 3.02 hereto, respectively).

4.02	Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association) as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

4.03	Supplemental Indenture No. 1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.30 to The Hartford’s Registration Statement on Form S-3 (Amendment No. 1) (Registration No. 333-49666) dated December 27, 2000).

4.04	Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed September 17, 2002).

4.05	Form of Global Security (included in Exhibit 4.04).

4.06	Supplemental Indenture No. 3, dated as of May 23, 2003, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of The Hartford’s Current Report on Form 8-K, filed May 30, 2003).

4.07	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed March 12, 2004).

4.08	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford and LaSalle Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

4.09	5.25% Senior Note due October 15, 2011 (incorporated by reference to Exhibit 4.2 of The Hartford’s Current Report on Form 8-K, filed October 3, 2006).

4.10	5.50% Senior Note due October 15, 2016 (incorporated by reference to Exhibit 4.3 of The Hartford’s Current Report on Form 8-K, filed October 3, 2006).

4.11	5.95% Senior Note due October 15, 2036 (incorporated by reference to Exhibit 4.4 of The Hartford’s Current Report on Form 8-K, filed October 3, 2006).

4.12	6.10% Senior Note due October 1, 2041 (incorporated by reference to Exhibit 4.1 of The Hartford’s Current Report on Form 8-K, filed October 11, 2006).

Exhibit No.	Description

*10.01	Employment Agreement, amended and restated as of September 7, 2006, between The Hartford and Ramani Ayer (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.02	Employment Agreement, amended and restated as of September 7, 2006, between The Hartford and David K. Zwiener (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.03	Employment Agreement, amended and restated as of September 7, 2006, between The Hartford and Thomas M. Marra (incorporated herein by reference to Exhibit 10.03 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.04	Employment Agreement, amended and restated as of September 7, 2006, between The Hartford and Neal S. Wolin (incorporated herein by reference to Exhibit 10.05 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.05	Employment Agreement, amended and restated as of September 7, 2006, between The Hartford and David M. Johnson (incorporated herein by reference to Exhibit 10.04 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.06	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended (incorporated herein by reference to Exhibit 10.06 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.07	The Hartford Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.05 to The Hartford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

*10.08	The Hartford 1995 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.09 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.09	The Hartford Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.10 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.10	The Hartford 2005 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.11 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.11	The Hartford Deferred Restricted Stock Unit Plan, as amended (incorporated herein by reference to Exhibit 10.12 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.12	The Hartford Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.03 to The Hartford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

*10.13	The Hartford Senior Executive Severance Pay Plan, as amended (incorporated herein by reference to Exhibit 10.07 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.14	The Hartford Executive Severance Pay Plan I, as amended (incorporated herein by reference to Exhibit 10.18 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.15	The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.16	The Hartford Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.17 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.17	The Hartford Investment and Savings Plan, as amended (incorporated herein by reference to Exhibit 10.18 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.18	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).

*10.19	Summary of Annual Executive Bonus Program (incorporated herein by reference to Exhibit 10.3 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).

*10.20	Summary of Certain 2006-2007 Compensation for Named Executive Officers (incorporated herein by reference to Exhibit 99.1 to The Hartford’s Current Report on Form 8-K, filed February 23, 2007).

Exhibit No.	Description

*10.21	Summary of 2007-2008 Compensation for Non-Employee Directors (incorporated herein by reference to Exhibit 99.2 to The Hartford’s Current Report on Form 8-K, filed February 23, 2007).

10.22	Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility, dated December 19, 2006, among The Hartford and the syndicate of lenders named therein, including Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Wachovia Bank, N.A., as documentation agent (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed December 22, 2006).

10.23	Remarketing Agreement, dated as of May 9, 2006, between The Hartford and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co., J.P. Morgan Securities Inc., and J.P. Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed May 15, 2006).

10.24	Initial Remarketing Agreement, dated as of August 10, 2006, between The Hartford, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and J.P. Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed August 11, 2006).

10.25	Form of Agreement among the Attorney General of the State of Connecticut and the Attorney General of New York and The Hartford dated May 10, 2006 (incorporated herein by reference to Exhibit 10.1 of the Hartford’s Current Report on Form 8-K, filed May 11, 2006).

10.26	Form of Order of the Securities and Exchange Commission dated November 8, 2006. †

10.27	Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. †

21.01	Subsidiaries of The Hartford Financial Services Group, Inc. †

23.01	Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. †

24.01	Power of Attorney. †

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

*	Management contract, compensatory plan or arrangement.

†	Filed with the Securities and Exchange Commission as an exhibit to this report.

II-4