Form 10-Q
period 2007-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2007-04-26
CIK 874766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 20, 2007, there were outstanding 316,663,287 shares of Common Stock, $0.01 par value per share, of the registrant.

The Hartford Financial Services Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2007 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for defined benefit pension and other postretirement plans in 2006, and for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 24, 2007

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions, except for per share data)	2007	2006

	(Unaudited)
Revenues
Earned premiums	$3,831	$3,839
Fee income	1,282	1,121
Net investment income:
Securities available-for-sale and other	1,273	1,127
Equity securities held for trading	210	454

Total net investment income	1,483	1,581
Other revenues	117	123
Net realized capital gains (losses)	46	(121)

Total revenues	6,759	6,543

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,543	3,779
Amortization of deferred policy acquisition costs and present value of future profits	872	817
Insurance operating costs and expenses	888	727
Interest expense	63	66
Other expenses	181	170

Total benefits, losses and expenses	5,547	5,559
Income before income taxes	1,212	984
Income tax expense	336	256

Net income	$876	$728

Earnings Per Share
Basic earnings per share	$2.74	$2.41
Diluted earnings per share	$2.71	$2.34
Weighted average common shares outstanding	319.6	302.2
Weighted average common shares outstanding and dilutive potential common shares	322.7	310.9

Cash dividends declared per share	$0.50	$0.40

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for per share data)	2007	2006

	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $80,162 and $79,289)	$81,566	$80,755
Equity securities, held for trading, at fair value (cost of $25,019 and $23,668)	30,805	29,393
Equity securities, available-for-sale, at fair value (cost of $1,995 and $1,535)	2,212	1,739
Policy loans, at outstanding balance	2,099	2,051
Mortgage loans on real estate	4,015	3,318
Other investments	2,246	1,917

Total investments	122,943	119,173
Cash	1,790	1,424
Premiums receivable and agents’ balances	3,767	3,675
Reinsurance recoverables	5,485	5,571
Deferred policy acquisition costs and present value of future profits	10,360	10,268
Deferred income taxes	142	284
Goodwill	1,726	1,717
Property and equipment, net	815	791
Other assets	3,957	3,323
Separate account assets	181,726	180,484

Total assets	$332,711	$326,710

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,987	$21,991
Life	14,255	14,016
Other policyholder funds and benefits payable	73,465	71,311
Unearned premiums	5,657	5,620
Short-term debt	468	599
Long-term debt	4,004	3,504
Consumer notes	435	258
Other liabilities	11,863	10,051
Separate account liabilities	181,726	180,484

Total liabilities	313,860	307,834

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock - 750,000,000 shares authorized, 328,022,346 and 326,401,820 shares issued, $0.01 par value	3	3
Additional paid-in capital	6,435	6,321
Retained Earnings	13,095	12,421
Treasury stock, at cost 11,650,855 and 3,086,429 shares	(859)	(47)
Accumulated other comprehensive income, net of tax	177	178

Total stockholders’ equity	18,851	18,876

Total liabilities and stockholders’ equity	$332,711	$326,710

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
(In millions, except for share data)	2007	2006

	(Unaudited)
Common Stock and Additional Paid-in Capital
Balance at beginning of period	$6,324	$5,070
Issuance of shares under incentive and stock compensation plans	92	15
Tax benefit on employee stock options and awards	22	14

Balance at end of period	6,438	5,099

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting changes, net of tax	12,421	10,207
Cumulative effect of accounting changes, net of tax	(41)	—

Balance at beginning of period, as adjusted	12,380	10,207
Net income	876	728
Dividends declared on common stock	(161)	(121)

Balance at end of period	13,095	10,814

Treasury Stock, at Cost
Balance at beginning of period	(47)	(42)
Treasury stock acquired	(800)	—
Return of shares under incentive and stock compensation plans to treasury stock	(12)	(4)

Balance at end of period	(859)	(46)

Accumulated Other Comprehensive Income, Net of Tax
Balance at beginning of period	178	90
Total other comprehensive loss	(1)	(547)

Balance at end of period	177	(457)

Total stockholders’ equity	$18,851	$15,410

Outstanding Shares (in thousands)
Balance at beginning of period	323,315	302,152
Treasury stock acquired	(8,439)	—
Issuance of shares under incentive and stock compensation plans	1,620	846
Return of shares under incentive and stock compensation plans to treasury stock	(125)	(41)

Balance at end of period	316,371	302,957

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In millions)	2007	2006

	(Unaudited)
Comprehensive Income
Net income	$876	$728

Other Comprehensive Income (Loss)
Change in unrealized gain/loss on securities	(46)	(475)
Change in net gain/loss on cash flow hedging instruments	27	(88)
Change in foreign currency translation adjustments	9	16
Amortization of prior service cost and actuarial net losses included in net periodic benefits costs	9	—

Total other comprehensive loss	(1)	(547)

Total comprehensive income	$875	$181

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions)	2007	2006

	(Unaudited)
Operating Activities
Net income	$876	$728
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	872	817
Additions to deferred policy acquisition costs and present value of future profits	(1,056)	(1,038)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	250	198
Reinsurance recoverables	37	369
Receivables	(82)	(49)
Payables and accruals	120	(452)
Accrued and deferred income taxes	347	425
Net realized capital (gains) losses	(46)	121
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	1,323	2,105
Net increase in equity securities, held for trading	(1,132)	(2,028)
Depreciation and amortization	112	44
Other, net	(316)	128

Net cash provided by operating activities	1,305	1,368

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	9,126	8,216
Equity securities, available-for-sale	265	49
Mortgage loans	164	118
Partnerships	48	48
Payments for the purchase of:
Fixed maturities, available-for-sale	(10,252)	(8,985)
Equity securities, available-for-sale	(345)	(125)
Mortgage loans	(861)	(532)
Partnerships	(309)	(218)
Change in policy loans, net	(48)	9
Change in payables for collateral under securities lending, net	1,199	336
Change in all other securities, net	(122)	(141)
Additions to property and equipment, net	(61)	(21)

Net cash used for investing activities	(1,196)	(1,246)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	8,445	6,707
Withdrawals and other deductions from investment and universal life-type contracts	(7,047)	(7,187)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	(767)	523
Issuance of long-term debt	495	—
Change in short-term debt	(131)	—
Proceeds from issuance of consumer notes	177	—
Proceeds from issuances of shares under incentive and stock compensation plans, net	74	22
Excess tax benefits on stock-based compensation	—	14
Treasury stock acquired	(800)	—
Return of shares under incentive and stock compensation plans to treasury stock	(12)	(4)
Dividends paid	(162)	(91)

Net cash provided by (used for) financing activities	272	(16)

Foreign exchange rate effect on cash	(15)	15
Net increase in cash	366	121
Cash — beginning of period	1,424	1,273

Cash — end of period	$1,790	$1,394

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Period For:
Income taxes	$(10)	$(183)
Interest	$36	$57
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
The accompanying condensed consolidated financial statements and notes as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2006 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
Income Taxes
The effective tax rate for the three months ended March 31, 2007 and 2006 was 28% and 26%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Basis of Presentation and Accounting Policies (continued)
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate accounts investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTC’s passed through by the mutual funds.
Adoption of New Accounting Standards
Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a $12 decrease in the liability for unrecognized tax benefits and a corresponding increase in the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 was $8 including an immaterial amount for interest. If these unrecognized tax benefits were recognized, they would have an immaterial effect on the Company’s effective tax rate. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any such amounts. The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. During 2005, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed by the end of 2007. The 2004 through 2005 examination is expected to begin by the end of 2007. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument (asset or liability) that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company began applying SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. SFAS 155 did not have an effect on the Company’s consolidated financial condition and results of operations upon adoption on January 1, 2007.
Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts
In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Basis of Presentation and Accounting Policies (continued)
feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. The Company adopted SOP 05-1 on January 1, 2007 and recognized the cumulative effect of the adoption of SOP 05-1 as a reduction in retained earnings of $53, after-tax.
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Net		Per Share
March 31, 2007	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$876	319.6	$2.74

Diluted Earnings per Share
Stock compensation plans	—	3.1

Net income available to common shareholders plus assumed conversions	$876	322.7	$2.71

March 31, 2006

Basic Earnings per Share
Net income available to common shareholders	$728	302.2	$2.41

Diluted Earnings per Share
Stock compensation plans	—	3.0
Equity units	—	5.7

Net income available to common shareholders plus assumed conversions	$728	310.9	$2.34

3. Segment Information
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten reportable operating segments. Additionally, Corporate primarily includes the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.
Life
Life is organized into six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each operating segment is allocated corporate surplus as needed to support its business. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of certain net realized capital gains and losses and the allocation of credit risk charges. For a discussion of segment allocations, see Note 3 of Notes to the Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Segment Information (continued)
The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the credit-risk fees were as follows:

	Three Months Ended
	March 31,
	2007	2006

Retail Realized gains (losses)	$4	$9
Credit risk fees	(7)	(6)

Retirement Plans Realized gains (losses)	1	3
Credit risk fees	(2)	(2)

Institutional Realized gains (losses)	5	4
Credit risk fees	(8)	(6)

Individual Life Realized gains (losses)	—	3
Credit risk fees	(2)	(2)

Group Benefits Realized gains (losses)	1	1
Credit risk fees	(3)	(2)

International Realized gains (losses)	—	—
Credit risk fees	(1)	(1)

Other Realized gains (losses)	(11)	(20)
Credit risk fees	23	19

Total	$—	$—

Property & Casualty
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended March 31, 2007 and 2006, AARP accounted for earned premiums of $653 and $595, respectively, in Personal Lines.
Through intersegment arrangements, Specialty Commercial reimburses Business Insurance and Personal Lines for certain losses, including, among other coverages, losses incurred from uncollectible reinsurance. In addition, the Company retains a portion of the risks ceded under the Company’s principal catastrophe reinsurance program and other reinsurance programs and the financial results of the Company’s retention are recorded in the Specialty Commercial segment. Apart from the Company’s retention, the amount of premiums ceded to third party reinsurers under the principal catastrophe reinsurance program and other reinsurance programs is allocated to the operating segments based on the risks written by each operating segment that are subject to the programs.
Earned premiums assumed (ceded) under the intersegment arrangements and retention were as follows:

Net assumed (ceded) earned premiums under intersegment arrangements	Three Months Ended
and retention	March 31,
	2007	2006

Business Insurance	$(14)	$(20)
Personal Lines	(2)	(7)
Specialty Commercial	16	27

Total	$—	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Segment Information (continued)
Financial Measures and Other Segment Information
For further discussion of the types of products offered by each segment, see Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
The measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Within Property & Casualty, net income is the measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, net servicing and other income, other expenses, and related income taxes is net income.
The following tables present revenues and net income (loss). Underwriting results are presented for the Business Insurance, Personal Lines and Specialty Commercial segments, while net income is presented for each of Life’s reportable segments, total Property & Casualty, Ongoing Operations, Other Operations and Corporate.

	Three Months Ended
	March, 31
Revenues	2007	2006

Life
Retail	$904	$850
Retirement Plans	143	137
Institutional	517	518
Individual Life	285	271
Group Benefits	1,201	1,132
International	206	180
Other	105	(57)

Total Life segment revenues	3,361	3,031
Net investment income on equity securities held for trading [1]	210	454

Total Life	3,571	3,485

Property & Casualty
Ongoing Operations
Earned premiums
Business Insurance	1,292	1,263
Personal Lines	953	919
Specialty Commercial	378	383

Total Ongoing Operations earned premiums	2,623	2,565
Other Operations earned premiums	—	1
Other revenues [2]	118	123
Net investment income	413	357
Net realized capital gains	23	5

Total Property & Casualty	3,177	3,051
Corporate	11	7

Total revenues	$6,759	$6,543

[1]	Management does not include net investment income and the mark-to-market effects of equity securities held for trading supporting the international variable annuity business in its International segment revenues since corresponding amounts credited to policyholders are included within benefits, losses and loss adjustment expenses.

[2]	Represents servicing revenue.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Segment Information (continued)

	Three Months Ended
	March 31,
Net Income (Loss)	2007	2006

Life
Retail	$189	$176
Retirement Plans	23	21
Institutional	33	22
Individual Life	46	45
Group Benefits	66	68
International	54	46
Other	27	(32)

Total Life	438	346

Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	124	134
Personal Lines	130	106
Specialty Commercial	39	47

Total Ongoing Operations underwriting results	293	287
Net servicing and other income [1]	11	18
Net investment income	351	291
Net realized capital gains	17	5
Other expenses	(60)	(53)
Income tax expense	(183)	(159)

Ongoing Operations	429	389
Other Operations	32	35

Total Property & Casualty	461	424
Corporate	(23)	(42)

Net income	$876	$728

[1]	Net of expenses related to service business.
4. Investments and Derivative Instruments

	March 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$8,997	$41	$(47)	$8,991	$7,924	$54	$(53)	$7,925
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,105	20	(4)	1,121	1,184	17	(8)	1,193
Non-agency backed	111	—	(1)	110	116	—	(1)	115
Commercial mortgage-backed securities (“CMBS”)
Agency backed	711	9	(1)	719	756	12	(1)	767
Non-agency backed	16,202	210	(138)	16,274	15,823	220	(144)	15,899
Corporate	33,890	1,147	(301)	34,736	35,069	1,193	(371)	35,891
Government/Government agencies
Foreign	1,230	49	(7)	1,272	1,213	87	(6)	1,294
United States	1,055	4	(4)	1,055	848	5	(7)	846
Mortgage-backed securities (“MBS”) –agency backed	2,535	9	(35)	2,509	2,742	5	(45)	2,702
States, municipalities and political subdivisions	12,358	486	(33)	12,811	11,897	536	(27)	12,406
Redeemable preferred stock	47	—	—	47	36	—	—	36
Short-term investments	1,921	—	—	1,921	1,681	—	—	1,681

Total fixed maturities	$80,162	$1,975	$(571)	$81,566	$79,289	$2,129	$(663)	$80,755

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Investments and Derivative Instruments (continued)
As of March 31, 2007 and December 31, 2006, under terms of securities lending programs, the fair value of loaned securities was approximately $3.3 billion and $2.2 billion, respectively, and was included in fixed maturities in the condensed consolidated balance sheet.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks and do not qualify for hedge accounting.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans required by the State of Connecticut, the State of Illinois and the State of New York insurance departments.
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 4 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	March 31, 2007		December 31, 2006
	Asset	Liability	Asset	Liability
	Values	Values	Values	Values

Other investments	$326	$—	$287	$—
Reinsurance recoverables	—	26	—	22
Other policyholder funds and benefits payable	96	4	53	1
Other liabilities	—	724	—	772

Total	$422	$754	$340	$795

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2007 and December 31, 2006. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Cash-flow hedge	$7,326	$(351)	$7,964	$(392)
Fair-value hedge	4,586	(1)	4,338	1
Other investment and risk management activities	77,729	20	73,542	(64)

Total	$89,641	$(332)	$85,844	$(455)

The increase in notional amount since December 31, 2006, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and an increase in credit derivatives. The Company increased its investment in credit derivatives, primarily AAA rated CMBS and ABS index swaps, as an efficient means to gain additional exposure to certain security types. Also contributing to the increase in notional amount is the put option agreement related to the Company’s contingent capital facility. On February 12, 2007, the Company entered into a put option agreement, which is accounted for as a derivative instrument, that provides the Company the right to require a third party trust to purchase, at any time and from time to time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. For further discussion of the contingent capital facility and related put option agreement, refer to Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Investments and Derivative Instruments (continued)
The increase in net fair value of derivative instruments since December 31, 2006 was primarily related to an increase in fair value of foreign currency swaps, the fair value associated with the put option agreement related to the contingent capital facility, as well as increases in fair value of the GMWB product embedded derivative and the Japanese fixed annuity hedging instruments. The fair value of foreign currency swaps hedging foreign bonds increased primarily as a result of the sale of certain swaps that were in loss positions due to the weakening of the U.S. dollar in comparison to certain foreign currencies. The GMWB product embedded derivative increased in value primarily due to decreasing equity index volatility and rising long-term interest rates during the quarter. The Japanese fixed annuity contract hedging instruments increased in value primarily due to appreciation of the yen in comparison to the U.S. dollar.
The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. For further discussion on the GMWB product, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2007, after-tax net gains (losses) representing the total ineffectiveness of all cash-flow hedges and fair-value hedges were $1 and less than $1, respectively. For the three months ended March 31, 2006, after-tax net gains (losses) representing the total ineffectiveness of all cash-flow hedges and fair-value hedges were $(5) and less than $l, respectively.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). These non-qualifying strategies resulted in an after-tax net gain (loss) of $10 and $(62), for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, net gains were primarily comprised of net gains on GMWB product and hedging derivatives related to a decline in equity index volatility and gains on interest rate derivatives used to manage portfolio duration, partially offset by net losses on credit default swaps due to credit spread widening. For the three months ended March 31, 2006, net realized capital losses were predominantly comprised of net losses associated with the Japanese fixed annuity hedging instruments primarily due to an increase in Japanese interest rates.
As of March 31, 2007, the after-tax deferred net gains (losses) on derivative instruments recorded in accumulated other comprehensive income (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(7). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three months ended March 31, 2007 and 2006, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits by Life and Property & Casualty were as follows:
Life

	2007	2006

Balance, January 1, before cumulative effect of accounting change, pre-tax	$9,071	$8,568
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	(79)	—

Balance, January 1, as adjusted	8,992	8,568
Deferred costs	524	504
Amortization – Deferred policy acquisition costs and present value of future profits	(344)	(299)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(25)	276
Effect of currency translation adjustment	12	—

Balance, March 31	$9,159	$9,049

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.
Property & Casualty

	2007	2006

Balance, January 1	$1,197	$1,134
Deferred costs	532	534
Amortization – Deferred policy acquisition costs	(528)	(518)

Balance, March 31	$1,201	$1,150

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three months ended March 31, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Effective April 1, 2006, the Company began reinsuring certain of its death benefit guarantees associated with the in-force block of variable annuity products offered in Japan. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefits (“GMIB”) liability balance sold with annuity products are as follows:

		Japan
	U.S. GMDB [1]	GMDB/GMIB[1]

Liability balance as of January 1, 2007	$475	$35
Incurred	34	4
Paid	(24)	—

Liability balance as of March 31, 2007	$485	$39

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $319 as of March 31, 2007. The reinsurance recoverable asset related to the Japan GMDB was $5 as of March 31, 2007.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2006	$158	$50
Incurred	34	9
Paid	(29)	—

Liability balance as of March 31, 2006	$163	$59

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $38 as of March 31, 2006
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in reserves for future policy benefits on the Company’s condensed consolidated balance sheet. Changes in the GMDB and GMIB liability are recorded in benefits, losses and loss adjustment expenses on the Company’s condensed consolidated statement of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of March 31, 2007:
Breakdown of Variable Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value ("MAV") [1]	Value	at Risk	at Risk	Annuitant

MAV only	$51,702	$3,534	$334	65
With 5% rollup [2]	3,693	332	65	64
With Earnings Protection Benefit Rider (“EPB”) [3]	5,565	481	78	61
With 5% rollup & EPB	1,395	150	29	63

Total MAV	62,355	4,497	506
Asset Protection Benefit (“APB”) [4]	39,189	91	48	62
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	4,606	11	11	61
Reset [6] (5-7 years)	6,608	190	190	66
Return of Premium [7]/Other	10,100	27	25	54

Subtotal U.S. Guaranteed Minimum Death Benefits	122,858	4,816	780	63
Japan Guaranteed Minimum Death and Income Benefit [8]	31,148	83	35	66

Total at March 31, 2007	$154,006	$4,899	$815

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $24.1 billion and $22.6 billion as of March 31, 2007 and December 31, 2006, respectively.
The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features, for contracts issued beginning in the fourth quarter of 2005, that allow policyholders to receive the guaranteed annual withdrawal amount for as long as they are alive. Through this feature, the policyholder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
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
As of March 31, 2007 and December 31, 2006, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $96 and $53, respectively. For the three months ended March 31, 2007 and 2006, the increase (decrease) in value of the GMWB, before reinsurance and hedging, reported in realized gains was $65 and $84, respectively. There were no benefit payments made for the GMWB during 2007 or 2006.
As of March 31, 2007 and December 31, 2006, $39.7 billion, or 79%, and $37.3 billion, or 77%, respectively, of account value representing substantially all of the contracts written after July 2003 with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. The Company uses derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of March 31, 2007 and December 31, 2006 was $39.5 billion and $37.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of March 31, 2007 and December 31, 2006, was $13 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $13.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by shareholders on behalf of the Company against its directors and an additional executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs have agreed to stay further proceedings until after the resolution of the appeal from the dismissal of the securities action. All defendants dispute the allegations and intend to defend these actions vigorously.
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. After the plaintiffs filed their supplemental pleadings, the defendants renewed their motions to dismiss. On April 5, 2007, the court granted the defendants’ renewed motions to dismiss the Sherman Act and RICO claims, dismissed the consolidated actions without prejudice, and gave the plaintiffs thirty days to file any amended complaints. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
Asbestos and Environmental Claims – As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2006 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Commitments and Contingencies (continued)
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
On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including the Company, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is likely that the New York Attorney General’s Office or one or more other regulatory agencies will pursue action against the Company or one or more of its employees in the future. The Company is engaged in discussions regarding the potential resolution of the inquiry by the New York Attorney General’s Office and other regulatory agencies into broker compensation. The potential timing of any such resolution or the initiation of any formal action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.
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
To date, the SEC’s and New York Attorney General’s market timing investigations have not resulted in the initiation of any formal action against the Company by these regulators. However, the Company believes that one or both of the SEC and the New York Attorney General’s Office are likely to take some action against the Company at the conclusion of the respective investigations. The Company is engaged in discussions regarding the potential resolution of these investigations. The potential timing of any resolution of these matters or the initiation of any formal action by these regulators is difficult to predict. As of March 31, 2007, the Company had a reserve of $83, pre-tax, for these matters. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, the Company received a subpoena from the Connecticut Attorney General’s Office seeking information about the Company’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
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
Total net periodic benefit cost for the three months ended March 31, 2007 and 2006 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Service cost	$32	$32	$2	$3
Interest cost	51	48	5	7
Expected return on plan assets	(70)	(61)	(2)	(2)
Amortization of prior service cost	(3)	(3)	(2)	(5)
Amortization of actuarial net losses	19	21	—	1

Net periodic benefit cost	$29	$37	$3	$4

9. Stock Compensation Plans
The Company has two primary stock-based compensation plans, The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $20 and $13 for the three months ended March 31, 2007 and 2006, respectively. The income tax benefit recognized for stock-based compensation plans was $6 and $4 for the three months ended March 31, 2007 and 2006, respectively. The Company did not capitalize any cost of stock-based compensation. As of March 31, 2007, the total compensation cost related to non-vested awards not yet recognized was $117, which is expected to be recognized over a weighted average period of 2.3 years.
10. Debt
On March 9, 2007, The Hartford issued $500 of 5.375% senior notes due March 15, 2017.
Consumer Notes
As of March 31, 2007, and December 31, 2006, $435 and $258 of consumer notes had been issued. As of March 31, 2007, these consumer notes have interest rates ranging from 5.0% to 6.0% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, S&P 500 Index, or Dow Jones Index. For the three months ended March 31, 2007, interest credited to holders of consumer notes was $5.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2007, compared with December 31, 2006, and its results of operations for the three months ended March 31, 2007, compared to the prior year period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2006 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as well as Part I, Item 1A, Risk Factors in The Hartford’s 2006 Form 10-K Annual Report. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.

OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten reportable operating segments. Additionally, Corporate primarily includes the Company’s debt financing and related interest expense, as well as certain capital raising activities and purchase accounting adjustments.

Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from many of its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of the MD&A. For further overview of Life’s profitability and analysis, see page 26. For further overview of Property & Casualty’s profitability and analysis, see page 39.
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
Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums), do not pay contingent compensation. On November 30, 2006, the New York Attorney General’s Office notified these insurers that the 65% threshold had been reached for a number of insurance lines, including personal automobile and homeowners insurance. As a result, beginning January 1, 2007, these insurers were prohibited from paying contingent compensation relating to the placement of these types of insurance. In addition, on December 21, 2006, Chubb Corporation agreed to forego the payment of contingent compensation for all property and casualty insurance lines pursuant to a settlement agreement reached with regulators. These insurers, including Chubb, have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential future changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves for unpaid losses and loss adjustment expenses, net of reinsurance; Life deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of each of these critical accounting estimates, see MD&A in The Hartford’s 2006 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Earned premiums	$3,831	$3,839	—
Fee income	1,282	1,121	14%
Net investment income:
Securities available-for-sale and other	1,273	1,127	13%
Equity securities held for trading [1]	210	454	(54%)

Total net investment income	1,483	1,581	(6%)
Other revenues	117	123	(5%)
Net realized capital gains (losses)	46	(121)	NM

Total revenues	6,759	6,543	3%
Benefits, losses and loss adjustment expenses [1]	3,543	3,779	(6%)
Amortization of deferred policy acquisition costs and present value of future profits	872	817	7%
Insurance operating costs and expenses	888	727	22%
Interest expense	63	66	(5%)
Other expenses	181	170	6%

Total benefits, losses and expenses	5,547	5,559	—
Income before income taxes	1,212	984	23%
Income tax expense	336	256	31%

Net income	$876	$728	20%

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income increased $148 primarily due to the following:
•	Life’s net income increased in all of its reportable operating segments, except Group Benefits. The Retail and International segments net income increased $13 and $8, respectively, primarily due to increased fees from growth in assets under management. Institutional’s net income increased $11 primarily due to increased partnership income and the release of certain premium tax accruals. Life Other net income increased $59 due primarily to realized gains in 2007 compared to losses in 2006 as a result of net gains on sales of investments in the first quarter of 2007 as compared to net losses in the comparable 2006 period due to tighter credit spreads on certain issuers since the date of security purchase; net gains on the Japanese fixed annuity contract hedges in the first quarter of 2007 due to declining Japanese interest rates as compared to net losses in the comparable 2006 period due to rising interest rates in Japan; and net gains on GMWB derivatives in the first quarter of 2007 as compared to net losses in the comparable 2006 period primarily due to declines in equity index volatility.

•	Increase in Property & Casualty net income of $37, primarily due to a $37, after-tax, increase in net investment income, driven primarily by a larger investment base due to increased cash flows from underwriting and an increase in income from investments in limited partnerships.
Total revenues increased $216 primarily due to the following:
•	An increase of $161 in fee income driven primarily by growth in average account values from positive net flows and market appreciation in International and Retail.

•	Net realized capital gains in 2007 compared to losses in 2006, primarily in Life as described above.
Partially offsetting the increase in total revenues was the following:
•	A decrease of $98 in net investment income, driven primarily by a $244 decrease in net investment income on the Company’s equity securities held for trading. Partially offsetting this decrease was an increase in net investment income of $146 from securities available-for-sale and other, primarily due to a higher invested asset base and income from limited partnerships.
Income Taxes
The effective tax rate for the three months ended March 31, 2007 and 2006 was 28% and 26%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).

The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate accounts investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTC’s passed through by the mutual funds.
Organizational Structure
The Hartford is organized into two major operations: Life and Property & Casualty. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten reportable operating segments. Additionally, Corporate primarily includes the Company’s debt financing and related interest expense, as well as certain capital raising and purchase accounting adjustment activities.
Life is organized into six reportable operating segments: Retail Products Group, Retirement Plans, Institutional Solutions Group, Individual Life, Group Benefits and International.
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment.
For a further description of each operating segment, see Note 3 of Notes to Consolidated Financial Statements and Item 1, Business both of which are in The Hartford’s 2006 Form 10-K Annual Report.
Segment Results
The following is a summary of net income for each of the Company’s Life segments and aggregate net income for the Company’s Property & Casualty operations.

	Three Months Ended
	March 31,
Net Income (Loss)	2007	2006	Change

Life
Retail	$189	$176	7%
Retirement	23	21	10%
Institutional	33	22	50%
Individual Life	46	45	2%
Group Benefits	66	68	(3%)
International	54	46	17%
Other	27	(32)	NM

Total Life	438	346	27%

Property & Casualty
Ongoing Operations	429	389	10%
Other Operations	32	35	(9%)

Total Property & Casualty	461	424	9%
Corporate	(23)	(42)	45%

Total net income	$876	$728	20%

Net income is the measure of profit or loss used in evaluating the performance of Total Property & Casualty and the Ongoing Operations and Other Operations segments. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, net servicing and other income, other expenses, and related income taxes is net income.

The following is a summary of Ongoing Operations underwriting results by segment.

	Three Months Ended
	March 31,
Underwriting Results (before-tax)	2007	2006	Change

Business Insurance	$124	$134	(7%)
Personal Lines	130	106	23%
Specialty Commercial	39	47	(17%)

Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section of each segment discussion within MD&A. The “Outlook” sections contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each “Outlook” section, in Item 1A, Risk Factors in The Hartford’s 2006 Form 10-K Annual Report, and in Item 1A of this Quarterly Report.
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
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors, see MD&A in The Hartford’s 2006 Form 10-K Annual Report.
Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis. For individual life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable equity market performance will have a positive impact on fee income. Conversely, either negative net flows or net sales, or unfavorable equity market performance will reduce fee income generated from investment type contracts.

	As of and For the
	Three Months Ended
	March 31,
Product/Key Indicator Information	2007	2006

United States Individual Variable Annuities
Account value, beginning of period	$114,365	$105,314
Net flows	(583)	(828)
Change in market value and other	1,548	4,209

Account value, end of period	$115,330	$108,695

Retail Mutual Funds
Assets under management, beginning of period	$38,536	$29,063
Net sales	1,885	1,528
Change in market value and other	500	1,397

Assets under management, end of period	$40,921	$31,988

Retirement Plans
Account value, beginning of period	$23,575	$19,317
Net flows	777	854
Change in market value and other	380	294

Account value, end of period	$24,732	$20,465

Individual Life Insurance
Variable universal life account value, end of period	$6,754	$6,191
Total life insurance in-force	167,546	153,445

Japan Annuities
Account value, beginning of period	$31,343	$26,104
Net flows	1,197	1,846
Change in market value and other	331	291

Account value, end of period	$32,871	$28,241

S&P 500 Index
Period end closing value	1,421	1,295
Daily average value	1,424	1,284

•	The increase in U.S. variable annuity account values can be attributed to market growth over the past four quarters.

•	Mutual Fund net sales increased over the prior year period as a result of focused wholesaling efforts and continued favorable fund performance.

•	Japan annuity account values continue to grow as a result of sales and market growth throughout the past four quarters. Japan net flows have decreased due to increased competition.
Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holders an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on securities and earnings on partnership investments. In addition, insurance type contracts such as those sold by Group Benefits (discussed below) collect and invest premiums to pay for losses specified in the particular insurance contract and those sold by Institutional, collect and invest premiums for certain life contingent benefits. For these insurance products, the investment spread is reflected in net investment income and policyholder benefits. Finally, the return generated by the funds underlying the Japan variable annuities is reported in net investment income in Other with an offsetting amount credited to those contract holders in interest credited. The net investment income and interest credited from the Japan variable annuities is volatile due to the market performance of the funds and, similar to returns on U.S. separate account assets, accrues to the benefit of the policyholders, not the Company.

	Three Months Ended
	March 31,
Net Investment Income	2007	2006

Retail	$197	$216
Retirement Plans	88	80
Institutional	291	225
Individual Life	87	79
Group Benefits	118	101
International	33	28
Other	248	491

Total net investment income	$1,062	$1,220

	Three Months Ended
	March 31,
Interest Credited on General Account Assets	2007	2006

Retail	$154	$163
Retirement Plans	56	50
Institutional	154	115
Individual Life	63	60
International	6	5
Other	233	487

Total interest credited on general account assets	$666	$880

•	Net investment income and interest credited in Other decreased for the three months ended March 31, 2007 due to a decrease in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in Retail declined for the three months ended March 31, 2007 due to transfers within variable annuity products from the general account option to separate account funds as well as, lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $97 and $78, for the three months ended March 31, 2007 and 2006, respectively. These amounts need to be deducted from net investment income to understand the earnings pattern on these businesses because these contracts are accounted for as traditional insurance products.
Premiums
As discussed above, traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two factors impacting premium growth are sales and persistency. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefits, typically January 1 or July 1. Persistency is the percentage of insurance policies remaining in-force from year to year as measured by premiums.

	Three Months Ended
	March 31,
Group Benefits	2007	2006

Premiums and other considerations	$1,084	$1,032
Fully insured ongoing sales (excluding buyouts)	$386	$441

•	Premiums and other considerations include $11 and $4 in buyout premiums for the three months ended March 31, 2007 and 2006, respectively. The increase in premiums and other considerations for Group Benefits in 2007 compared to 2006 was driven by sales and persistency over the last twelve months.

•	Fully insured ongoing sales, excluding buyouts, declined from 2006 due to a higher number of large cases sold in 2006 and to a lesser extent the competitive sales environment for Group Benefits products.

Expenses
There are three major categories for expenses: benefits and losses, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	Three Months Ended
	March 31,
Retail	2007		2006

General insurance expense ratio (individual annuity)	16.4	bps	15.4	bps
DAC amortization ratio (individual annuity)		46.9%		49.3%
Insurance expenses, net of deferrals		$274		$228

Individual Life
Death benefits		$70		$69
Insurance expenses, net of deferrals		$47		$42

Group Benefits
Total benefits and losses		$806		$767
Loss ratio (excluding buyout premiums)		74.1%		74.2%
Insurance expenses, net of deferrals		$288		$261
Expense ratio (excluding buyout premiums)		28.4%		26.4%

International – Japan
General insurance expense ratio	41.1	bps	50.1 bps
DAC amortization ratio		37.3%		38.9%
Insurance expenses, net of deferrals		$42		$37

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the three months ended March 31, 2007 as a result of the DAC unlock in the fourth quarter of 2006 reducing future amortization expense for the block of business covered by the unlock.

•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets as well as increasing non-deferrable commissions on strong mutual fund deposits.

•	Individual Life death benefits increased a moderate 1% for the three months ended March 31, 2007 due to favorable mortality experience on a larger insurance in-force.

•	The Group Benefits expense ratio, excluding buyouts, for the three months ended March 31, 2007 increased primarily due to higher commission expense and higher DAC amortization resulting from a shorter amortization period following the adoption of SOP 05-1.

•	International’s expense ratio declined in the first quarter of 2007 as Japan further leveraged the existing infrastructure as it attains economies of scale. Although the Company expects Japan to continue to achieve economies of scale over the long-term, Japan’s expense ratio may increase from period to period depending on investments in infrastructure to support the business.
Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after-tax margin, excluding buyouts, is a key indicator of overall profitability.

	Three Months Ended
	March 31,
Ratios	2007		2006

Retail
Individual annuity return on assets (“ROA”)	55.8	bps	54.6	bps
Individual Life
After-tax margin	16.1%		16.6%
Group Benefits
After-tax margin (excluding buyouts)	6.2%		6.6%
International – Japan
International ROA	76.0	bps	70.7	bps

•	International’s ROA increased for the three months ended March 31, 2007 compared to the prior year period as a result of the favorable expense variances discussed above.

•	The reduction in the Group Benefits after-tax margin, excluding buyouts, for the three months ended March 31, 2007 was due to a higher expense ratio including higher DAC amortization, partially offset by higher net investment income.

•	Individual Life’s after-tax margin decreased due to favorable net DAC amortization revisions in the first quarter of 2006.

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Earned premiums	$1,208	$1,273	(5%)
Fee income	1,278	1,118	14%
Net investment income:
Securities available-for-sale and other	852	766	11%
Equity securities held for trading [1]	210	454	(54%)

Total net investment income	1,062	1,220	(13%)
Net realized capital gains (losses)	23	(126)	NM

Total revenues	3,571	3,485	2%
Benefits, losses and loss adjustment expenses [1]	1,868	2,138	(13%)
Amortization of deferred policy acquisition costs and present value of future profits	344	299	15%
Insurance operating costs and other expenses	767	593	29%

Total benefits, losses and expenses	2,979	3,030	(2%)
Income before income taxes	592	455	30%
Income tax expense	154	109	41%

Net income	$438	$346	27%

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
The increase in Life’s net income was due to the following:
•	Net income in Retail increased 7%, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year period, partially offset by increased asset based commissions and non-deferrable mutual fund commissions on increased mutual fund sales.

•	Retirement Plans net income increased 10% primarily driven by 401(k) fees attributable to growth in assets under management.

•	Institutional contributed higher earnings, increasing 50%, driven by partnership income and the release of certain premium tax accruals.

•	Individual Life earnings increased primarily driven by growth in fee income generated from higher life insurance in-force and account values, relatively favorable mortality, offset by favorable net DAC amortization revisions recorded in the first quarter of 2006.

•	Net income in International increased primarily driven by the increased fees from an increase in assets under management of the Japan annuity business.

•	Net realized capital gains occurred in the first quarter of 2007 compared to net realized losses in the corresponding 2006 period due to net gains on sales of investments in the first quarter of 2007 as compared to net losses in the comparable 2006 period due to tighter credit spreads on certain issuers since the date of security purchase; net gains on the Japanese fixed annuity contract hedges in the first quarter of 2007 due to declining Japanese interest rates as compared to net losses in the comparable 2006 period due to rising interest rates in Japan; and net gains on GMWB derivatives in the first quarter of 2007 as compared to net losses in the comparable 2006 period primarily due to declines in equity index volatility.
Partially offsetting the increase in net income were the following:
•	A decline in Group Benefits net income due to a higher expense ratio including higher DAC amortization, partially offset by higher net investment income.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.

RETAIL

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Fee income	$730	$648	13%
Earned premiums	(21)	(17)	(24%)
Net investment income	197	216	(9%)
Net realized capital gains (losses)	(2)	3	NM

Total revenues	904	850	6%
Benefits, losses and loss adjustment expenses	196	207	(5%)
Insurance operating costs and other expenses	274	228	20%
Amortization of deferred policy acquisition costs and present value of future profits	204	198	3%

Total benefits, losses and expenses	674	633	6%
Income before income taxes	230	217	6%
Income tax expense	41	41	—

Net income	$189	$176	7%

Assets Under Management
Individual variable annuity account values	$115,330	$108,695	6%
Individual fixed annuity and other account values	9,895	10,069	(2%)
Other retail products account values	569	386	47%

Total account values [1]	125,794	119,150	6%
Retail mutual fund assets under management	40,921	31,988	28%
Other mutual fund assets under management	1,629	1,140	43%

Total mutual fund assets under management	42,550	33,128	28%

Total assets under management	$168,344	$152,278	11%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income in Retail increased 7%, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year period, partially offset by increased asset based commissions and non-deferrable mutual fund commissions on increased mutual fund sales. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business occurred primarily as result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $9.5 billion over the past four quarters. Variable annuities had net outflows of $2.9 billion over the past four quarters. Net outflows for the past four quarters were driven by surrender activity due to increased sales competition, particularly as it relates to guaranteed living benefits.
•	Mutual fund fee income increased 16% due to increased assets under management driven by net sales of $6.0 billion and market appreciation of $3.0 billion during the past four quarters. These net sales were primarily attributable to focused wholesaling efforts and favorable fund performance.
•	Net investment income has declined due to a decrease in the account values in the fixed option of variable annuities. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Over the same period, there is a corresponding decrease in benefits, losses and loss adjustment expenses due to a decline in interest credited on these account values.
•	Throughout Retail, insurance operating costs and other expenses increased. Mutual Fund commissions increased due to significant growth in sales. In addition, variable annuity asset based commissions increased due to a 6% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.
•	Higher amortization of deferred costs was driven primarily by higher amortization of acquisition costs incurred for mutual funds. Mutual fund deferrable costs are amortized on a straight-line basis over the contingent deferred sales charge period. Net sales have increased, which has resulted in a higher deferred cost balance, and consequently higher amortization for the first quarter of 2007 compared to the corresponding prior year period. For individual annuity, higher gross profits due to the positive earnings drivers discussed above, was offset by a lower DAC amortization rate, as the amortization as a percentage of pre-tax profits has declined slightly as a result of the DAC unlock that occurred in the fourth quarter of 2006.

Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition has increased substantially in the variable annuities market with most major variable annuity writers offering living benefits such as lifetime GMWB riders. The Company’s strategy in 2007 revolves around driving acceptance for our lifetime withdrawal benefit options introduced in August 2006 while continually evaluating the portfolio of products currently offered.
The retail mutual fund business has seen a substantial increase in net sales and assets over the past year as a result of focused wholesaling efforts as well as strong investment performance. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions to current and future mutual fund shareholders.
Based on the results to date, management’s current full year projections are as follows:
•	Variable annuity sales of $12.5 billion to $13.5 billion

•	Fixed annuity sales of $500 to $1.0 billion

•	Retail mutual fund sales of $13.0 billion to $14.5 billion

•	Variable annuity outflows of $3.5 billion to $2.5 billion

•	Fixed annuity outflows of $1.0 billion to $500

•	Retail mutual fund net sales of $6.0 billion to $7.0 billion

•	Individual annuity return on assets of 55 to 57 basis points

•	Other retail return on assets of 13 to 15 basis points
RETIREMENT PLANS

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Fee income	$54	$43	26%
Earned premiums	2	14	(86%)
Net investment income	88	80	10%
Net realized capital losses	(1)	—	—

Total revenues	143	137	4%
Benefits, losses and loss adjustment expenses	62	69	(10%)
Insurance operating costs and other expenses	40	31	29%
Amortization of deferred policy acquisition costs and present value of future profits	9	8	13%

Total benefits, losses and expenses	111	108	3%
Income before income taxes	32	29	10%
Income tax expense	9	8	13%

Net income	$23	$21	10%

Assets Under Management
403(b)/457 account values	$11,753	$10,427	13%
401(k) account values	12,979	10,038	29%

Total account values [1]	24,732	20,465	21%
401(k) mutual fund assets under management	1,209	1,032	17%

Total assets under management	$25,941	$21,497	21%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income in the Retirement Plans increased due to higher earnings in the 401(k) business. Net income for 403(b)/457 business was relatively stable.
•	Fee income for 401(k) increased 24%, or $8 due to an increase in average account values. This growth is primarily driven by positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $963 to assets under management over the past year.
•	Net investment income has increased due to an increase in general account assets under management. Over the same period, there is a corresponding increase in the associated interest credited within benefits, losses and loss adjustment expenses due to growth in general account assets under management.

•	Benefits, losses and loss adjustment expenses and earned premiums decreased due to a large case annuitization in the 401(k) business of $12 for the quarter ended March 31, 2006.
•	Insurance operating costs and other expenses increased, primarily attributable to higher technology costs in addition to greater assets under management resulting in higher trail commissions and maintenance expenses.
Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. As the “baby boom” generation approaches retirement, management believes these individuals, as well as younger individuals, will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. In 2007, Life has begun selling mutual fund based products in the 401(k) market that will increase Life’s ability to grow assets under management in the medium size 401(k) market. Life will also be selling mutual fund based products in the 403(b) market as we look to grow assets in a highly competitive environment primarily targeted at health and education workers. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in these markets, additional investments in service and technology will occur.
Based on the results to date, management’s current full-year projections are as follows:
•	Deposits of $5.5 billion to $6.5 billion
•	Net flows of $2.0 billion to $3.0 billion
•	Return on assets of 36 to 38 basis points
INSTITUTIONAL

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Fee income	$61	$27	126%
Earned premiums	168	267	(37%)
Net investment income	291	225	29%
Net realized capital losses	(3)	(1)	NM

Total revenues	517	518	—
Benefits, losses and loss adjustment expenses	417	463	(10%)
Insurance operating costs and other expenses	38	16	138%
Amortization of deferred policy acquisition costs and present value of future profits	15	8	88%

Total benefits, losses and expenses	470	487	(3%)
Income before income taxes	47	31	52%
Income tax expense	14	9	56%

Net income	$33	$22	50%

Assets Under Management
Institutional Investment Product account values [1]	$23,159	$19,017	22%
Private Placement Life Insurance account values [1]	27,839	24,216	15%
Mutual fund assets under management	2,669	2,100	27%

Total assets under management	$53,667	$45,333	18%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income in Institutional increased and was driven by higher earnings in both institutional investment products (“IIP”) and private-placement life insurance (“PPLI”). A more expanded discussion of earnings growth can be found below:
•	General account spread is the main driver of net income for IIP. An increase in spread income in 2007 was driven by higher assets under management, in IIP driven by positive net flows of $2.4 billion during the past four quarters resulting in higher assets under management. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes deposits for the four quarters ended March 31, 2007 were $2.6 billion. General account spread also increased due to improved returns on certain high risk portions of IIP’s investment portfolio. For the three months ended March 31, 2007 and 2006, income related to partnership income was $8 and $2, after-tax, respectively.
•	Fee income increased primarily due to PPLI’s higher assets under management due to net flows of $2.3 billion and change in market value of $1.5 billion over the past four quarters. PPLI collects fee income for premium tax; and recognizes a corresponding expense in insurance operating costs and other expenses. During the three months ended March 31, 2007, PPLI had deposits of $1.4 billion, that resulted in an increase in fee income and insurance operating costs and other expenses of $28.
•	In addition, PPLI’s income increased for the three months ended March 31, 2007 due to a true up of premium tax accruals resulting in an additional $4, after-tax, in earnings.

•	For the three months ended March 31, 2007, earned premiums decreased as a result of a large terminal funding case that was sold during the three months ended March 31, 2006. This decrease in earned premiums was offset by a corresponding decrease in benefits, losses and loss adjustment expenses.
Outlook
The future net income of this segment will depend on Institutional’s ability to increase assets under management across all businesses, and specifically for the IIP products, maintenance of its investment spreads. These products are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Therefore, the Company may not be able to sustain the level of assets under management growth attained in 2006. Hartford Income Notes and other structured notes products provide the Company with continued opportunity for future growth. These products provide access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
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
The focus of the PPLI business is variable PPLI products used primarily to fund non-qualified benefits or other post employment benefit liabilities. PPLI has experienced a surge in marketplace activity due to COLI Best Practices enacted as part of the Pension Reform Act in August of 2006. This act has clarified the prior legislative uncertainty relating to insurable interest under COLI policies, potentially increasing future demand in corporate owned life insurance. The market served by PPLI continues to be subject to extensive legal and regulatory scrutiny that can affect this business.
Based on the results to date, management’s current full year projections are as follows:
•	Deposits (including mutual funds) of $7.0 billion to $8.0 billion
•	Net flows (excluding mutual funds) of $4.0 billion to $5.0 billion
•	Return on assets (including mutual funds) of 19 to 21 basis points

INDIVIDUAL LIFE

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Fee income	$215	$203	6%
Earned premiums	(15)	(12)	(25%)
Net investment income	87	79	10%
Net realized capital gains (losses)	(2)	1	NM
Total revenues	285	271	5%
Benefits, losses and loss adjustment expenses	136	131	4%
Insurance operating costs and other expenses	47	42	12%
Amortization of deferred policy acquisition costs and present value of future profits	36	32	13%

Total benefits, losses and expenses	219	205	7%
Income before income taxes	66	66	—
Income tax expense	20	21	(5%)

Net income	$46	$45	2%

Account Values

Variable universal life insurance	$6,754	$6,191	9%
Universal life/interest sensitive whole life	4,126	3,775	9%
Modified guaranteed life and other	698	712	(2%)

Total account values	$11,578	$10,678	8%

Life Insurance In-force
Variable universal life insurance	$74,439	$71,852	4%
Universal life/interest sensitive whole life	46,013	42,372	9%
Term	46,053	38,137	21%
Modified guaranteed life and other	1,041	1,084	(4%)

Total life insurance in-force	$167,546	$153,445	9%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income increased 2% over the first quarter 2006. The first quarter of 2006 included favorable net DAC amortization revisions of $5, after-tax. The following other factors contributed to the changes in earnings:
•	Fee income increased $12. Cost of insurance charges, the largest component of fee income, increased $8 driven by business growth in the variable universal and universal life insurance in-force. Variable life fees increased, with the growth in the variable universal life insurance account value.
•	Net investment income increased primarily due to increased general account assets from sales growth.
•	Benefits, losses and loss adjustment expenses increased consistent with the growth in account values and life insurance in-force, partially offset by favorable mortality experience for the three months ended March 31, 2007 compared to March 31, 2006.
•	Insurance operating costs and other expenses increased primarily as a result of business growth.
Outlook
Individual Life operates in a mature, competitive marketplace with customers desiring products with guarantees and distribution requiring highly trained insurance professionals. Individual Life continues to focus on its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as independent life professionals. In its core channels, the Company is looking to expand its sales system and internal wholesaling, take advantage of cross selling opportunities and extend its penetration in the private wealth management services areas.
Sales results for the first quarter of 2007 were strong across core distribution channels, including wirehouses/regional broker dealers and banks. The variable universal life mix remains strong at 43% of total sales in the first quarter of 2007. In the first quarter of 2007, Individual Life introduced a new accelerated death benefit rider to variable universal life products. Future sales will be driven by the Company’s management of current distribution relationships and developing new sources of distribution while offering competitive and innovative new products and product features.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life providers with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.

Based on the results to date, management’s current full year projections are as follows:
•	Sales of $305 to $315
•	Life insurance in-force increase of 8% to 10%
•	After-tax margin on total revenues of 15% to 16%
GROUP BENEFITS

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Premiums and other considerations	$1,084	$1,032	5%
Net investment income	118	101	17%
Net realized capital losses	(1)	(1)	—
Total revenues	1,201	1,132	6%
Benefits, losses and loss adjustment expenses	806	767	5%
Insurance operating costs and other expenses	288	261	10%
Amortization of deferred policy acquisition costs and present value of future profits	17	10	70%

Total benefits, losses and expenses	1,111	1,038	7%
Income before income taxes	90	94	(4%)
Income tax expense	24	26	(8%)

Net income	$66	$68	(3% )

Premiums and other considerations

Fully insured – ongoing premiums	$1,065	$1,017	5%
Buyout premiums	11	4	175%
Other	8	11	(27%)

Total premiums and other considerations	$1,084	$1,032	5%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income decreased primarily due to a higher expense ratio including higher DAC amortization, partially offset by higher earned premiums and net investment income. Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 9% of the segment’s premiums and other considerations (excluding buyouts) for the three months ended March 31, 2007 and 2006, and, on average, 3% to 5% of the segment’s net income. The following factors contributed to the change in earnings:
•	Premiums and other considerations increased driven by sales and persistency over the last twelve months.
•	Net investment income increased due to a higher invested asset base, increased interest income on allocated surplus and a higher overall earned rate. The higher invested asset base has increased due primarily to the business growth experienced in 2006.
•	The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 74.1%, down from 74.2% in the prior year period. Excluding financial institutions, the loss ratio was 80.2%, up from 79.2% in the prior year period, due primarily to higher medical stop loss costs and morbidity experience, partially offset by favorable experience in certain life lines of business.
•	The Company strengthened medical stop loss reserves by $8, after-tax, as a result of claims development on 2006 business in the first quarter of 2007.
•	The segment’s expense ratio, excluding buyouts, was 28.4% compared to 26.4% in the prior year period. Excluding financial institutions, the expense ratio was 22.8%, up from 21.6% in the prior year period resulting largely from the increase in DAC amortization.
•	Amortization of DAC increased due to shorter amortization lives for deferrable costs following the adoption of SOP 05-1 of $3, after-tax, and growth in the overall block of business.
Outlook
Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines and as a result, sales may fluctuate based on the competitive pricing environment in the marketplace. In 2006, the Company generated strong premium and sales growth due to the increased scale of the group life and disability operations and the expanded distribution network for its products and services. During the first quarter of 2007, large national account sales declined primarily due to a lower number of new case proposals, and the small case competitive environment remained intense. In addition, there was an anticipated reduction in association life sales from an unusually high first quarter last year. The Company also announced a renewal rights arrangement associated with its medical stop loss business. Given these factors and the sales results for the first quarter, which is the largest sales and renewal quarter in the segment’s business cycle, the Company is projecting a year over year sales decline and low to mid-single digit growth in fully insured ongoing premiums. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting. Based on the results to date, the Company has increased the expected after-tax margins for the full year 2007 as noted below.
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
Based on results to date, management’s current full year projections are as follows:
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) of $4.3 billion to $4.4 billion
•	Sales (excluding buyout premiums and premium equivalents) of $750 to $800
•	Loss ratio (excluding buyout premiums) between 72% and 74%
•	Expense ratio (excluding buyout premiums) between 27% and 29%
•	After-tax margin, on premiums and other considerations (excluding buyout premiums), between 7.1% and 7.5%, which reflects the estimated impact of adopting SOP 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.”
INTERNATIONAL

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Fee income	$194	$166	17%
Earned premiums	(3)	—	—
Net investment income	33	28	18%
Net realized capital losses	(18)	(14)	(29%)

Total revenues	206	180	14%
Benefits, losses and loss adjustment expenses	8	12	(33%)
Insurance operating costs and other expenses	55	46	20%
Amortization of deferred policy acquisition costs and present value of future profits	57	49	16%

Total benefits, losses and expenses	120	107	12%
Income before income taxes	86	73	18%
Income tax expense	32	27	19%

Net income	$54	$46	17%

Assets Under Management – Japan

Japan variable annuity assets under management	$31,148	$26,696	17%
Japan MVA fixed annuity assets under management	1,723	1,545	12%
Total assets under management	$32,871	$28,241	16%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income increased, principally driven by higher fee income in Japan derived from a 16% increase in assets under management. A more expanded discussion of earnings growth is presented below:
•	The increase in fee income was mainly a result of growth in Japan’s variable annuity assets under management. As of March 31, 2007, Japan’s variable annuity assets under management were $31.1 billion, an increase of $4.5 billion or 17% from the prior year period. The increase in assets under management was driven by positive net flows of $3.6 billion and favorable market appreciation of $894 over the past four quarters.
•	The decrease in benefits, losses and loss adjustment expenses by 33% over prior year is due to the unlock of the GMDB/GMIB reserve in the fourth quarter of 2006, which caused a lower expectation of future benefit claims, resulting in a lower accrual for such costs.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	DAC amortization increased due to higher actual gross profits consistent with the growth in the Japan operation.
•	Insurance operating costs and other expenses increased for the quarter ended March 31, 2007 due to the growth in the Japan operation, as well as the build out of the European operation.

Outlook
Management continues to be optimistic about the growth potential of the retirement savings market in Japan. Several trends, such as an aging population, longer life expectancies and declining birth rates leading to a smaller number of younger workers to support each retiree, have resulted in greater need for an individual to plan and adequately fund retirement savings.
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
Competition has continued to increase in the Japanese market with the most significant competition being the strengthening of domestic competitors. This competition has resulted in changes to key distribution relationships that have negatively impacted current year deposits and could potentially impact future deposits. The Company continues to focus its efforts on strengthening our distribution relationships and improving our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. In the first quarter 2007, the Company successfully launched a new variable annuity product called “3 Win” to complement its existing variable annuity product offerings. The new product has been favorably received by the market with the new product accounting for 31% of Japan’s sales in the first quarter, despite the fact that the product was launched in February and thereby not on the market for the full quarter. New product sales, combined with seasonality of sales due to the Japanese March 31, fiscal year end, also partially contributed to the significant increase in sales over the fourth quarter of 2006.
The success of the Company’s enhanced product offerings will ultimately be based on customer acceptance in an increasingly competitive environment. International continues to invest in its operations outside of Japan. In the short term, the Company expects short-term losses in operations outside of Japan in 2007 to be relatively consistent with the 2006 experience.
Based on results to date, management’s full year projections for Japan are as follows (using ¥118/$1 exchange rate for 2007):
•	Variable annuity deposits of ¥650 billion to ¥825 billion ($5.5 billion to $7.0 billion)
•	Variable annuity net flows of ¥380 billion to ¥650 billion ($3.2 billion to $5.5 billion)
•	Return on assets of 70 to 74 basis points
OTHER

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Fee income and other	$17	$20	(15%)
Net investment income:
Securities available-for-sale and other	38	37	3%
Equity securities held for trading [1]	210	454	(54%)

Total net investment income	248	491	(49%)
Net realized capital gains (losses)	50	(114)	NM

Total revenues	315	397	(21%)
Benefits, losses and loss adjustment expenses [1]	243	489	(50%)
Insurance operating costs and other expenses	25	(31)	NM
Amortization of deferred policy acquisition costs and present value of future profits	6	(6)	NM

Total benefits, losses and expenses	274	452	(39%)
Income (loss) before income taxes	41	(55)	NM
Income tax expense (benefit)	14	(23)	NM

Net income (loss)	$27	$(32)	NM

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
For the three months ended March 31, 2007, net income increased $59, from a net loss of $32 for the three months ended March 31, 2006 due to the following factors:
•	Net realized capital gains occurred in the first quarter of 2007 compared to net realized losses in the corresponding 2006 period due to net gains on sales of investments in the first quarter of 2007 as compared to net losses in the comparable 2006 period due to tighter credit spreads on certain issuers since the date of security purchase; net gains on the Japanese fixed annuity contract hedges in the first quarter of 2007 due to declining Japanese interest rates as compared to net losses in the comparable 2006 period due to rising interest rates in Japan; and net gains on GMWB derivatives in the first quarter of 2007 as compared to net losses in the comparable 2006 period primarily due to declines in equity index volatility.
Partially offsetting the increase:
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the quarter ended March 31, 2006.
•	Also contributing to the increase in insurance operating costs and other expenses was $7, after-tax, of interest charged by Corporate on excess capital of the Life operations.
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
Property & Casualty derives its revenues principally from premiums earned for insurance coverages provided to insureds, investment income, and, to a lesser extent, from fees earned for services provided to third parties and net realized capital gains and losses. Premiums charged for insurance coverages are earned principally on a pro rata basis over the terms of the related policies in-force.
Service fees principally include revenues from third party claims administration services provided by Specialty Risk Services and revenues from member contact center services provided through AARP’s Health Care Options program.
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three months ended March 31, 2007 compared to three months ended March 31, 2006.

	Three Months Ended
	March 31,
Premium revenue	2007	2006

Earned Premiums	$2,623	$2,566

Earned premiums grew $57, or 2%, primarily due to:
•	A $29 increase in Business Insurance earned premium due to a $38 increase in small commercial, partially offset by a $9 decrease in middle market
•	A $71 increase in Personal Lines earned premium before considering the sale of Omni, primarily due to new business outpacing non-renewals over the last nine months of 2006 and the first three months of 2007 in both auto and homeowners
•	Earned pricing increases in Personal Lines homeowners.
Partially offsetting these favorable drivers were factors that decreased earned premium:
•	The sale of the Omni non-standard auto business in 2006 which accounted for $39 of earned premium in the first quarter of 2006
•	Higher property catastrophe treaty reinsurance costs.

The increase in small commercial earned premium was primarily driven by new business outpacing non-renewals over the last nine months of 2006 and the first three months of 2007, largely for workers’ compensation business. The decrease in middle market earned premium was principally due to a decrease in property, commercial auto and general liability earned premium, driven by a decrease in new business written premium over the last nine months of 2006 and first three months of 2007 and, to a lesser extent, lower premium renewal retention in the first quarter of 2007.

	Three Months Ended
	March 31,
Net income	2007	2006

Underwriting results	$269	$266
Net servicing and other income [1]	11	18
Net investment income	413	357
Other expenses	(60)	(52)
Net realized capital gains	23	5
Income tax expense	(195)	(170)

Net income	$461	$424

[1]	Net of expenses related to service business.
Net income increased $37, or 9%, primarily due to:
•	A $56 increase in net investment income
•	An $18 increase in net realized capital gains
•	A $13 decrease in current accident year catastrophe losses
•	A $12 increase in current accident year underwriting results from earned premium growth, largely from Personal Lines and small commercial
•	An increase in current accident year underwriting results due to the sale of the Omni non-standard auto business, which generated a $7 underwriting loss in 2006.
Partially offsetting these favorable drivers were factors reducing net income:
•	A $25 increase in income tax expense, reflecting an increase in income before income taxes
•	A $16 decrease in current accident year underwriting results due to a 0.6 point increase in the combined ratio before catastrophes and prior accident year development before considering the sale of Omni
•	A $9 increase in net unfavorable prior accident year development
•	An $8 increase in other expenses, due primarily to $14 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, partially offset by a reduction in legal expenses related to regulatory investigations
•	A $7 decrease in net servicing income due to lower income generated by Specialty Risk Services.
Primarily driving the $56 increase in net investment income was a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships), a $22 increase in income from limited partnership investments and an increase in interest rates. Also contributing to the increase was a higher average invested assets base due to positive operating cash flows. The $18 increase in net realized capital gains was primarily due to an increase in net realized gains on the sale of investments in fixed maturities and a decrease in other-than-temporary impairments.
Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2006 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2007 and 2006. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended
	March 31,
Ongoing Operations earned premium growth	2007	2006

Business Insurance	2%	10%
Personal Lines	4%	3%
Specialty Commercial	(1%)	(18%)

Total Ongoing Operations	2%	2%

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior accident year development	87.6	87.4
Catastrophe ratio

Current year	1.1	1.6
Prior years	(0.2)	(0.7)

Total catastrophe ratio	0.9	0.9
Non-catastrophe prior accident year development	0.4	0.5

Combined ratio	88.8	88.8

Other Operations net income	$32	$35

Total Property & Casualty measures of net investment income:

Investment yield, after-tax	4.4%	4.1%
Average invested assets at cost	$28,798	$26,360

Ongoing Operations earned premium growth
•	The lower growth rate in Business Insurance was primarily attributable to a decrease in new business written premium over the last nine months of 2006 and first three months of 2007 and, to a lesser extent, lower premium renewal retention in the first quarter of 2007.
•	The rate of growth in Personal Lines increased slightly, as an increase in the rate of new business growth in both auto and homeowners and an increase in premium renewal retention in both auto and homeowners was largely offset by the effect of the Company’s exit from the Omni non-standard auto business. Omni, which was sold in the fourth quarter of 2006, accounted for $39 of earned premiums in the first quarter of 2006. Before considering the effect of the sale of Omni, the Personal Lines earned premium growth rate was 8%.
•	The rate of decline in Specialty Commercial earned premium slowed in 2007, primarily due to a large earned premium decrease in 2006. The 18% decrease in earned premium in 2006 resulted from a decrease in earned premium from a single captive insured program that expired in 2005 and a decrease in specialty property earned premium as a result of a decline in new business. Specialty Commercial earned premium decreased slightly in 2007 as a decrease in property, casualty and other earned premium was largely offset by an increase in professional liability, fidelity and surety.
Ongoing Operations combined ratio
The combined ratio was flat, at 88.8, as a 0.2 point increase in the combined ratio before catastrophes and prior accident year development was offset by a 0.2 point decrease in non-catastrophe prior accident year development.
•	The 0.2 point increase in the combined ratio before catastrophes and prior accident year development, from 87.4 to 87.6, was primarily due to an increase in non-catastrophe property loss costs in Business Insurance and Personal Lines, partially offset by an improved loss and loss adjustment expense ratio in Specialty Commercial and the effect of exiting the Omni non-standard auto business, which had a significantly higher combined ratio than other business written by the Company.
•	The catastrophe ratio was flat, at 0.9 points, as a decrease in current accident year catastrophes was offset by a decrease in net favorable reserve development of prior accident year catastrophe losses. In the first quarter of 2006, the Company recognized $18 of net reserve releases related to the 2005 and 2004 hurricanes.
•	Net non-catastrophe prior accident year reserve development was not significant in either 2006 or 2007.
Other Operations net income
•	Other Operations reported net income of $32 in 2007 compared to net income of $35 in 2006 as lower underwriting results and net investment income were partially offset by higher realized capital gains.

Investment yield and average invested assets
•	The after-tax investment yield increased from 4.1% in 2006 to 4.4% in 2007. The higher average portfolio yield was primarily driven by shifting a greater share of investments to higher yielding mortgage loans and limited partnerships and to higher interest rates.
•	The average annual invested assets at cost increased as a result of positive operating cash flows and investment income.
Reserves
Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford’s 2006 Form 10-K Annual Report.
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
As part of its quarterly reserve review process, the Company is closely monitoring reported loss development in certain lines where the recent emergence of paid losses and case reserves could indicate a trend that may eventually lead the Company to change its estimate of ultimate losses in those lines. If, and when, the emergence of reported losses is determined to be a trend that changes the Company’s estimate of ultimate losses, prior accident year reserves would be adjusted in the period the change in estimate is made. For example, for Personal Lines homeowners’ claims, during the latter half of 2006 and the first three months of 2007, there was an increase in severity in reported losses for recent accident years. While it is too early to tell whether this increase in severity constitutes a reliable trend, if reported losses continue to emerge unfavorably in 2007, prior accident year reserves may be strengthened. For Personal Lines auto liability claims, the Company’s estimates of ultimate losses include assumptions about frequency and severity trends. These assumptions are updated each quarter as the Company’s actuaries complete a review of reserves. During 2005 and 2006, these updates resulted in improvements in estimates of both frequency and severity trends for the 2003 to 2005 accident years and, as a result, the Company released reserves in the first, second, and fourth quarters of 2006. Auto liability losses for the 2006 accident year, however, are not emerging as favorably. Accordingly, further reserve releases for auto liability claims may be less likely.
The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2007 and environmental liabilities in the third quarter of 2007. The Company also expects to perform its regular comprehensive review of Other Operations reinsurance recoverables in the second quarter of 2007. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers. In addition, during the second quarter of 2007, the Company expects to complete a review of its reserves for unallocated loss adjustment expenses. The Company evaluates the adequacy of the reserves for unallocated loss adjustment expenses on a company-wide basis. During the second quarter of 2007, the Company expects to refine its analysis of the reserves at the segment level, which could result in a reallocation of reserves between segments.

A roll forward of liabilities for unpaid losses and loss adjustment expenses by segment for the three months ended March 31, 2007 for Property & Casualty follows:

Three Months Ended March 31, 2007
						Total
	Business	Personal	Specialty	Ongoing	Other	Property &
	Insurance	Lines	Commercial	Operations	Operations	Casualty

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$7,794	$1,959	$6,522	$16,275	$5,716	$21,991
Reinsurance and other recoverables	650	134	2,303	3,087	1,300	4,387

Beginning liabilities for unpaid losses and loss adjustment expenses-net	7,144	1,825	4,219	13,188	4,416	17,604

Add provision for unpaid losses and loss adjustment expenses
Current year	793	610	250	1,653	—	1,653
Prior year [1]	6	4	(6)	4	18	22

Total provision for unpaid losses and loss adjustment expenses	799	614	244	1,657	18	1,675

Less: Payments	(617)	(645)	(192)	(1,454)	(151)	(1,605)

Ending liabilities for unpaid losses and loss adjustment expenses-net	7,326	1,794	4,271	13,391	4,283	17,674
Reinsurance and other recoverables	635	99	2,388	3,122	1,191	4,313

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$7,961	$1,893	$6,659	$16,513	$5,474	$21,987

Earned premiums	$1,292	$953	$378	$2,623	$—	$2,623
Loss and loss expense paid ratio [2]	47.8	67.7	49.8	55.3
Loss and loss expense incurred ratio	61.8	64.5	64.1	63.1
Prior accident year development (pts.) [3]	0.5	0.5	(1.7)	0.2

[1]	Includes reserve discount accretion of $9, including $4 in Business Insurance, $3 in Specialty Commercial and $2 in Other Operations.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Risk Management Strategy
Refer to the MD&A in The Hartford’s 2006 Form 10-K Annual Report for an explanation of Property & Casualty’s risk management strategy.
Reinsurance Recoverables
Refer to the MD&A in The Hartford’s 2006 Form 10-K Annual Report for an explanation of Property & Casualty’s reinsurance recoverables.
Premium Measures
Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a measure under both GAAP and statutory accounting principles. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Written and earned premium are recorded net of ceded reinsurance premium. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.
Unless otherwise specified, the following discussion speaks to changes in the first quarter of 2007 as compared to the first quarter of 2006.

TOTAL PROPERTY & CASUALTY

	Three Months Ended
	March 31,
Property & Casualty Operating Summary	2007	2006	Change

Earned premiums	$2,623	$2,566	2%
Net investment income	413	357	16%
Other revenues [1]	118	123	(4%)
Net realized capital gains	23	5	NM

Total revenues	3,177	3,051	4%

Benefits, losses and loss adjustment expenses
Current year	1,653	1,628	2%
Prior year	22	13	69%

Total benefits, losses and loss adjustment expenses	1,675	1,641	2%
Amortization of deferred policy acquisition costs	528	518	2%
Insurance operating costs and expenses	151	141	7%
Other expenses	167	157	6%

Total benefits, losses and expenses	2,521	2,457	3%
Income before income taxes	656	594	10%
Income tax expense	195	170	15%

Net income [2]	$461	$424	9%

Net Income
Ongoing Operations	$429	$389	10%
Other Operations	32	35	(9%)

Total Property & Casualty net income	$461	$424	9%

[1]	Primarily servicing revenue.

[2]	Includes net realized capital gains, after-tax, of $15 and $3 for the three months ended March 31, 2007 and 2006, respectively.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income increased $37, or 9%, as a result of a $40 increase in Ongoing Operations’ net income, partially offset by a $3 decrease in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
ONGOING OPERATIONS

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Premiums	2007	2006	Change	2007	2006	Change

Business Insurance	$1,298	$1,302	—	$1,292	$1,263	2%
Personal Lines	939	901	4%	953	919	4%
Specialty Commercial	385	426	(10%)	378	383	(1%)

Total Ongoing Operations	$2,622	$2,629	—	$2,623	$2,565	2%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Earned Premiums
Total Ongoing Operations’ earned premiums grew $58, or 2%, due to growth in Business Insurance and Personal Lines, partially offset by a decrease in Specialty Commercial.
•	Earned premium grew $29, or 2%, in Business Insurance, primarily due to a $38 increase in small commercial, partially offset by a $9 decrease in middle market. The increase in small commercial earned premium was primarily driven by new business outpacing non-renewals over the last nine months of 2006 and the first three months of 2007, largely for workers’ compensation business. The decrease in middle market earned premium was principally due to a decrease in property, commercial auto and general liability earned premium, driven by a decrease in new business written premium over the last nine months of 2006 and first three months of 2007 and, to a lesser extent, lower premium renewal retention in the first quarter of 2007.
•	Earned premium grew $34, or 4%, in Personal Lines, primarily due to new business outpacing non-renewals over the last nine months of 2006 and the first three months of 2007 in both auto and homeowners. Partially offsetting this growth was the effect of the sale of the Omni non-standard auto business in the fourth quarter of 2006 which accounted for $39 of earned premium in the first quarter of 2006. Before considering the sale of Omni, earned premiums grew $71, or 8%.

•	Specialty Commercial earned premium decreased by $5, or 1%, primarily driven by a decrease in property, casualty and other earned premiums, largely offset by an increase in professional liability, fidelity and surety.

	Three Months Ended
	March 31,
Underwriting Summary	2007	2006	Change

Written premiums	$2,622	$2,629	—
Change in unearned premium reserve	(1)	64	NM

Earned premiums	2,623	2,565	2%
Benefits, losses and loss adjustment expenses
Current year	1,653	1,628	2%
Prior year	4	(6)	NM

Total benefits, losses and loss adjustment expenses	1,657	1,622	2%
Amortization of deferred policy acquisition costs	528	518	2%
Insurance operating costs and expenses	145	138	5%

Underwriting results	293	287	2%
Net servicing income [1]	11	18	(39%)
Net investment income	351	291	21%
Net realized capital gains	17	5	NM
Other expenses	(60)	(53)	(13%)
Income tax expense	(183)	(159)	(15%)

Net income	$429	$389	10%

Loss and loss adjustment expense ratio
Current year	63.0	63.4	0.4
Prior year	0.2	(0.2)	(0.4)

Total loss and loss adjustment expense ratio	63.1	63.3	0.2
Expense ratio	25.5	25.4	(0.1)
Policyholder dividend ratio	0.2	0.2	—

Combined ratio	88.8	88.8	—

Catastrophe ratio
Current year	1.1	1.6	0.5
Prior year	(0.2)	(0.7)	(0.5)

Total catastrophe ratio	0.9	0.9	—
Combined ratio before catastrophes	87.9	87.9	—
Combined ratio before catastrophes and prior accident year development	87.6	87.4	(0.2)

[1]	Net of expenses related to service business.

Current accident year loss and loss adjustment expense ratio	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	61.9	61.9	—
Current accident year catastrophe ratio	1.1	1.6	0.5

Current accident year loss and loss adjustment expense ratio	63.0	63.4	0.4

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income and operating ratios
Net income increased $40, or 10%, primarily due to:
•	A $60 increase in net investment income
•	A $12 increase in net realized capital gains
•	A $6 increase in underwriting results.
Partially offsetting these improvements in net income were the following factors:
•	A $24 increase in income tax expense, reflecting an increase in income before income taxes
•	A $7 decrease in net servicing income due to lower income generated by Specialty Risk Services
•	A $7 increase in other expenses, due primarily to $14 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, partially offset by a reduction in legal expenses related to regulatory investigations.
Primarily driving the $60 increase in net investment income was a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships), a $22 increase in income from limited partnership investments and an increase in interest rates. Also contributing to the increase was a higher average invested assets base due to positive operating cash flows. The

$12 increase in net realized capital gains was primarily due to an increase in net realized gains on the sale of investments in fixed maturities and a decrease in other-than-temporary impairments.
Underwriting results increased by $6, from $287 to $293, due to:

Lower current accident year catastrophe losses	$13
Increase in current accident year underwriting results before catastrophes	3
Change to net unfavorable prior accident year development	(10)

Increase in underwriting results from 2006 to 2007	$6

Lower current accident year catastrophe losses

Current accident year catastrophe losses decreased from $41 in 2006 to $28 in 2007. Current accident year catastrophe losses in 2006 included losses from tornadoes and wind storms in the mid-west and winter storms in the northeast. Current accident year catastrophe losses in 2007 included losses from winter storms in the west and mid-west and tornadoes and thunderstorms in the southeast.

Increase in current accident year underwriting results before catastrophes

The $3 increase in current accident year underwriting results before catastrophes was primarily due to:

Before considering the sale of Omni, a $95 increase in earned premium at a combined ratio less than 100.0	$12
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	7
An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	(16)

Increase in current accident year underwriting results before catastrophes from 2006 to 2007	$3

The $12 increase in current accident year underwriting results before catastrophes that was attributable to an increase in earned premium was generated by earned premium increases in Personal Lines and small commercial, partially offset by earned premium decreases in middle market and Specialty Commercial.

The combined ratio before catastrophes and prior accident year development increased by 0.2 points, from 87.4 to 87.6. Because the Omni non-standard auto business had a higher combined ratio than other businesses, exiting from the Omni business improved underwriting results and significantly offset the increase in the combined ratio before catastrophes and prior accident year development. Apart from the effect that the Omni business had on the ratio in 2006, the combined ratio before catastrophes and prior accident year development increased by 0.7 points, from 86.9 to 87.6, resulting in a $16 decrease in current accident year underwriting results before catastrophes. The 0.7 point increase in the combined ratio before catastrophes and prior accident year development was primarily driven by a 0.5 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 61.9, and a 0.2 point increase in the expense ratio, to 25.5.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.5 points as the effect of a higher current accident year loss and loss adjustment expense ratio before catastrophes in Business Insurance and Personal Lines was partially offset by an improvement in Specialty Commercial.
•	The increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Business Insurance was primarily due to higher non-catastrophe property loss costs, driven by increasing claim frequency and severity and earned pricing decreases in middle market.

•	The increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines was primarily due to higher non-catastrophe property loss costs. The increase in Personal Lines non-catastrophe property loss costs was primarily driven by increasing claim frequency and severity in homeowners and auto physical damage.

•	The improved current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial was largely due to lower non-catastrophe property loss costs on specialty property business and a lower loss and loss adjustment expense ratio for professional liability business, partially offset by higher loss costs for specialty casualty business.
•	The expense ratio increased slightly, to 25.5, due largely to lower ceding commissions for professional liability business, the effect of earned premium growth and higher IT costs for Business Insurance, partially offset by an increase in Florida Citizens recoupments from policyholders and lower IT costs in Personal lines.
Change to net unfavorable prior accident year development

There were no significant prior accident year reserve developments in 2007. Net favorable prior accident year reserve development of $6 in 2006 primarily included an $18 release of catastrophe loss reserves for the 2004 and 2005 hurricanes and a

$31 release of Personal Lines auto liability reserves for accident year 2005, partially offset by a $30 strengthening of Personal Lines auto liability reserves for claims with exposure in excess of policy limits and other reserve increases.
BUSINESS INSURANCE

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Premiums	2007	2006	Change	2007	2006	Change

Small Commercial	$740	$721	3%	$681	$643	6%
Middle Market	558	581	(4%)	611	620	(1%)

Total	$1,298	$1,302	—	$1,292	$1,263	2%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006

Policies in-force
Small Commercial	1,005,879	941,265
Middle Market	105,641	104,159

Total policies in-force end of period	1,111,520	1,045,424

New business premium
Small Commercial	$129	$149
Middle Market	$106	$112

Premium Renewal Retention
Small Commercial	85%	87%
Middle Market	79%	81%

Written Pricing Increase (Decrease)
Small Commercial	(1%)	—
Middle Market	(4%)	(4%)

Earned Pricing Increase (Decrease)
Small Commercial	—	2%
Middle Market	(5%)	(5%)

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Earned Premiums
Earned premiums for Business Insurance increased $29, primarily due to new business premium outpacing non-renewals in small commercial over the last nine months of 2006 and first three months of 2007. Partially offsetting the growth was the effect of middle market earned pricing decreases, a decrease in middle market new business over the last nine months of 2006 and first three months of 2007 and higher property catastrophe treaty reinsurance costs.
•	Small commercial earned premium grew $38, driven primarily by earned premium growth in workers’ compensation. Premium renewal retention for small commercial decreased primarily due to a decrease in retention on workers’ compensation and commercial auto business. New business written premium for small commercial decreased by $20, or 13%, for the first three months of 2007 due to lower production of new workers’ compensation and package business and, to a lesser extent, commercial auto business. While the Company has increased the number of appointed agents to expand writings in certain territories, actions taken by some of the Company’s competitors to increase market share and business appetite may be contributing to the Company’s lower new business growth. Also contributing to the decrease in new business premium was the trend to writing more liability-only policies and to writing a greater percentage of new business for commercial auto policies with lower policy limits.
•	Middle market earned premium decreased by $9, primarily due to a decrease in property, commercial auto and general liability, partially offset by an increase in marine business. Premium renewal retention for middle market decreased primarily due to a decrease in retention on workers’ compensation and commercial marine business. In response to increased competition, management continues to focus heavily on premium renewal retention. New business written premium for middle market decreased by $6, or 5%, for the first three months of 2007, primarily due to a decrease in property, commercial auto, general liability and marine new business, partially offset by an increase in workers’ compensation new business.
As written premium is earned over the 12-month term of the policies, the earned pricing changes during the first three months of 2007 were primarily a reflection of the written pricing changes over the last nine months of 2006 and the first three months of 2007.

	Three Months Ended
	March 31,
Underwriting Summary	2007	2006	Change

Written premiums	$1,298	$1,302	—
Change in unearned premium reserve	6	39	(85%)

Earned premiums	1,292	1,263	2%
Benefits, losses and loss adjustment expenses
Current year	793	767	3%
Prior year	6	10	(40%)

Total benefits, losses and loss adjustment expenses	799	777	3%
Amortization of deferred policy acquisition costs	297	292	2%
Insurance operating costs and expenses	72	60	20%

Underwriting results	$124	$134	(7%)

Loss and loss adjustment expense ratio
Current year	61.4	60.8	(0.6)
Prior year	0.5	0.8	0.3

Total loss and loss adjustment expense ratio	61.8	61.5	(0.3)
Expense ratio	28.3	27.7	(0.6)
Policyholder dividend ratio	0.2	0.2	—

Combined ratio	90.4	89.4	(1.0)

Catastrophe ratio

Current year	0.9	1.2	0.3
Prior year	(0.1)	0.5	0.6

Total catastrophe ratio	0.7	1.7	1.0

Combined ratio before catastrophes	89.6	87.7	(1.9)
Combined ratio before catastrophes and prior accident year development	89.1	87.4	(1.7)

Current accident year loss and loss adjustment expense ratio	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	60.5	59.6	(0.9)
Current accident year catastrophe ratio	0.9	1.2	0.3

Current accident year loss and loss adjustment expense ratio	61.4	60.8	(0.6)

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Underwriting results and ratios
Underwriting results decreased by $10, with a corresponding 1.0 point increase in the combined ratio, to 90.4. The net decrease in underwriting results was principally driven by the following factors:

Decrease in current accident year underwriting results before catastrophes	$(17)
Decrease in net unfavorable prior accident year development	4
Lower current accident year catastrophe losses	3

Decrease in underwriting results from 2006 to 2007	$(10)

Decrease in current accident year underwriting results before catastrophes

The $17 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development	$(21)
A $29 increase in earned premium at a combined ratio less than 100.0	4

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(17)

The combined ratio before catastrophes and prior accident year development increased by 1.7 points, from 87.4 to 89.1, resulting in a $21 decrease in current accident year underwriting results before catastrophes. The 1.7 point increase in the combined ratio before catastrophes and prior accident year development was primarily driven by a 0.9 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 0.6 point increase in the expense ratio.
•	Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 0.9 points, to 60.5, primarily due to earned pricing decreases in middle market and an increase in non-catastrophe property loss costs in middle market and small commercial, driven by increasing claim frequency and severity.

•	The expense ratio increased by 0.6 points, due, in part, to an increase in IT costs.

The $4 increase in current accident year underwriting results before catastrophes attributable to an increase in earned premium was generated by earned premium increases in small commercial, partially offset by earned premium decreases in middle market.
Outlook
With no written premium growth in the first quarter of 2007, management expects the Business Insurance segment will achieve no written premium growth for the 2007 full year. In small commercial, the Company expects to generate 2% to 5% written premium growth in 2007 as it further increases the number of appointed agents and seeks to increase the flow of new business from its agents. In addition, small commercial expects to increase written premium by expanding its underwriting appetite, refining its pricing models and upgrading product features. To support the expected increase in premium writings, small commercial continues to build a low-cost operating model that is scalable for further expansion.
Within middle market, the Company expects written premium to decrease 2% to 5% as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Nevertheless, the Company will seek to increase its market share in a number of regions where the Company is currently under-represented. To generate growth in commercial auto and property business, the Company has been developing new underwriting and pricing models. In 2007, the Company continues to focus on renewal retention, particularly in the mid-Western states, where competition is expected to be particularly strong. Written pricing has been affected by increased competition as evidenced by 1% written pricing decreases in small commercial and 4% written pricing decreases in middle market during the first quarter of 2007. New business has declined in small commercial due to increased competition while new business has declined in middle market due to increased competition and written pricing decreases.
During the first quarter of 2007, non-catastrophe property loss costs increased, driven by higher claim severity in middle market and small commercial, and, to a lesser extent, higher claim frequency in middle market. Management expects loss costs to continue to increase for the remainder of 2007 as a change in trend from the favorable non-catastrophe loss costs experienced over the past couple of years. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 88.5 to 91.5 in 2007. The combined ratio before catastrophes and prior accident year development was 89.1 in the first quarter of 2007 and 87.7 for the 2006 full year.
To summarize, management’s outlook in Business Insurance for the 2007 full year is:
•	No written premium growth as growth of 2% to 5% in small commercial is expected to be offset by a 2% to 5% decline in middle market
•	A combined ratio before catastrophes and prior accident year development of 88.5 to 91.5

PERSONAL LINES

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Premiums	2007	2006	Change	2007	2006	Change

Business Unit
AARP	$650	$589	10%	$653	$595	10%
Agency	269	250	8%	277	258	7%
Other	20	62	(68%)	23	66	(65%)

Total	$939	$901	4%	$953	$919	4%

Product Line
Automobile	$699	$690	1%	$693	$686	1%
Homeowners	240	211	14%	260	233	12%

Total	$939	$901	4%	$953	$919	4%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006

Policies in-force
Automobile	2,313,512	2,252,977
Homeowners	1,478,797	1,396,102

Total policies in-force end of period	3,792,309	3,649,079

New business premium
Automobile	$117	$109
Homeowners	$37	$32

Premium Renewal Retention
Automobile	89%	86%
Homeowners	100%	94%

Written Pricing Increase (Decrease)
Automobile	—	—
Homeowners	8%	4%

Earned Pricing Increase (Decrease)
Automobile	(1%)	—
Homeowners	6%	5%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Earned Premiums
Earned premiums increased $34, due primarily to earned premium growth in both AARP and Agency, partially offset by a reduction in Other earned premium.
•	AARP earned premium grew $58, reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings in both auto and homeowners.
•	Agency earned premium grew $19 as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003. Dimensions allows Personal Lines to write a broader class of risks. The plan, which is available through the Company’s network of independent agents, was enhanced beginning in the third quarter of 2006 as “Dimensions with Auto Packages” and the enhanced plan is now offered in 29 states with four distinct package offerings.
•	Other earned premium decreased by $43, primarily due to the sale of Omni on November 30, 2006 and a strategic decision to reduce other affinity business. Omni accounted for $39 of earned premium in 2006.
     The earned premium growth in AARP and Agency during the first three months of 2007 was primarily due to auto and homeowners’ new business written premium outpacing non-renewals in the last nine months of 2006 and first three months of 2007 and to earned pricing increases in homeowners’ business.
     Auto earned premium grew $7, or 1%, primarily from new business outpacing non-renewals in both AARP and Agency over the last nine months of 2006 and the first three months of 2007, partially offset by a decline in other earned premium as a result of the sale of Omni. Before considering the decline in other auto business, auto earned premium grew $49, or 8%. Homeowners’ earned premium grew $27, or 12%, primarily due to new business outpacing non-renewals in both AARP and Agency business over the last nine months of 2006 and the first three months of 2007 and due to earned pricing increases. Consistent with the growth in earned premium, the number of policies in-force has increased in auto and homeowners. The growth in policies in-force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in-force counts are as of a point in time rather than over a period of time.
Auto new business written premium increased by $8, or 7%, to $117 in 2007. The increase in auto new business written premium was primarily due to an increase in AARP and Agency new business, partially offset by a decrease in other new business as a result of the sale of Omni. Before considering the decline in other auto business, auto new business grew $19, or 19%. Homeowners’ new business written premium increased by $5, or 16%, to $37 in 2007. The increase in homeowners’ new business written premium was due to an increase in AARP new business .
Premium renewal retention for auto increased from 86% in 2006 to 89% in 2007, primarily due to the sale of the Omni non-standard auto business, which had a lower premium renewal retention than the Company’s standard auto business. Premium renewal retention for homeowners increased from 94% in 2006 to 100% in 2007, primarily due to an increase in the retention of both AARP and Agency business.
The trend in earned pricing during 2007 was a reflection of the written pricing changes in the last nine months of 2006 and the first three months of 2007. Written pricing remained flat in auto primarily due to an extended period of favorable results factoring into the rate setting process. Homeowners’ written pricing continues to increase due to rate and insurance to value increases.

		Three Months Ended
		March 31,
Underwriting Summary	2007	2006	Change

Written premiums	$939	$901	4%
Change in unearned premium reserve	(14)	(18)	(22%)

Earned premiums	953	919	4%
Benefits, losses and loss adjustment expenses
Current year	610	589	4%
Prior year	4	14	(71%)

Total benefits, losses and loss adjustment expenses	614	603	2%
Amortization of deferred policy acquisition costs	152	153	(1%)
Insurance operating costs and expenses	57	57	—

Underwriting results	$130	$106	23%

Loss and loss adjustment expense ratio
Current year	64.0	64.0	—
Prior year	0.5	1.5	1.0

Total loss and loss adjustment expense ratio	64.5	65.6	1.1
Expense ratio	21.9	22.9	1.0

Combined ratio	86.4	88.5	2.1

Catastrophe ratio
Current year	1.8	2.6	0.8
Prior year	—	0.6	0.6

Total catastrophe ratio	1.8	3.2	1.4

Combined ratio before catastrophes	84.6	85.3	0.7
Combined ratio before catastrophes and prior accident year development	84.1	84.4	0.3
Other revenues [1]	$36	$33	9%

[1]	Represents servicing revenue.

Current accident year loss and loss adjustment expense ratio	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	62.2	61.5	(0.7)
Current accident year catastrophe ratio	1.8	2.6	0.8

Current accident year loss and loss adjustment expense ratio	64.0	64.0	—

Combined Ratios	2007	2006	Change

Automobile	90.7	93.2	2.5
Homeowners	74.8	74.5	(0.3)

Total	86.4	88.5	2.1

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Underwriting results and ratios
Underwriting results increased by $24, with a corresponding 2.1 point decrease in the combined ratio, to 86.4. The increase in underwriting results was principally driven by the following factors:

Decrease in net unfavorable prior accident year development	$10
Increase in current accident year underwriting results before catastrophes	8
Decrease in current accident year catastrophe losses	6

Increase in underwriting results from 2006 to 2007	$24

Decrease in net unfavorable prior accident year development

There were no significant prior accident year reserve developments in 2007. Net unfavorable prior accident year reserve development of $14 in 2006 included a $30 strengthening of reserves for personal auto liability claims due to an increase in estimated severity on claims where the Company may be exposed to losses in excess of policy limits and a $13 increase in reserves for hurricanes Katrina and Wilma, partially offset by a $31 reduction in reserves for personal auto liability claims related to accident year 2005 as a result of better than expected frequency trends on these claims.

Increase in current accident year underwriting results before catastrophes

The $8 improvement in current accident year underwriting results before catastrophes was primarily due to:

Before considering the sale of Omni, a $71 increase in earned premium at a combined ratio less than 100.0	$12
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	7
An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	(11)

Increase in current accident year underwriting results before catastrophes from 2006 to 2007	$8

The combined ratio before catastrophes and prior accident year development decreased by 0.3 points, from 84.4 to 84.1, primarily because of the sale of Omni which had a higher combined ratio before catastrophes and prior accident year development than other business in the Personal Lines segment. Excluding the effect of Omni, the combined ratio before catastrophes and prior accident year development increased by 1.3 points, from 82.8 to 84.1, resulting in an $11 decrease in current accident year underwriting results before catastrophes. The 1.3 point increase was primarily due to a 2.0 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 62.2, partially offset by a 0.7 point improvement in the expense ratio, to 21.9.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 2.0 points, primarily due to higher non-catastrophe property loss costs in both homeowners and auto physical damage, partially offset by an improvement in the loss and loss adjustment expense ratio for auto liability claims. The increase in non-catastrophe property loss costs was driven by increasing claim frequency and severity. The auto liability loss and loss adjustment expense ratio for the 2006 accident year recorded in the first quarter of 2006 was subsequently reduced in the fourth quarter of 2006 due largely to favorable frequency on AARP business. This favorable trend was reflected in the loss and loss adjustment expense ratio for the 2007 accident year recorded in the first quarter of 2007.

•	Before considering the effect that the Omni business had on the ratio in 2006, the expense ratio improved by 0.7 points, largely due to an increase in recoupments of Florida Citizens’ assessments, the effect of earned premium growth and a decrease in IT costs.

Outlook
With written premium growth of 4% in the first quarter of 2007, management expects the Personal Lines segment to deliver 4% to 7% written premium growth in 2007. Written premium growth of 3% to 6% in auto and 7% to 10% in homeowners is expected to come from growth in both AARP and Agency. For AARP business, management expects to achieve its targeted written premium growth primarily through an increase in marketing to AARP members. In addition to marketing through mail, magazines and other traditional channels, the Company is attracting new customers by continuing to help AARP build its membership, using internet advertisements and placing more direct response television advertisements.
For the Agency business, management expects to increase written premium by successfully engaging new and recently appointed agents. The Company sold its Omni non-standard auto business on November 30, 2006 and because Omni accounted for 4% of written premium in 2006, Personal Lines written premium growth for the 2007 full year will be moderated by the sale of this business.
Strong underwriting profitability within the past couple of years has intensified the level of competition, particularly in auto, where written pricing for the first quarter of 2007 was flat. For homeowners, written pricing increased 8% in the first quarter of 2007, reflecting an increase in rate and insurance to value. Non-catastrophe loss costs in homeowners increased in the first quarter of 2007, driven largely by an increase in claim frequency and severity. Management expects claim severity to be higher for the remainder of 2007 and claim frequency to increase slightly. While earned pricing and loss cost trends are expected to be less favorable in 2007 than in 2006, underwriting results in 2007 will benefit from the sale of Omni which generated an underwriting loss of $52 in 2006. The Company expects a 2007 combined ratio before catastrophes and prior accident year development in the range of 84.5 to 87.5. The combined ratio before catastrophes and prior accident year development was 84.1 in the first quarter of 2007 and 86.4 for the 2006 full year.
To summarize, management’s outlook in Personal Lines for the 2007 full year is:
•	Written premium growth of 4% to 7%, including growth of 3% to 6% in auto and 7% to 10% in homeowners

•	A combined ratio before catastrophes and prior accident year development of 84.5 to 87.5
SPECIALTY COMMERCIAL

	Written Premiums [1]			Earned Premiums [1]
	Three Months Ended			Three Months Ended
	March 31,			March 31,
Premiums	2007	2006	Change	2007	2006	Change

Property	$41	$43	(5%)	$52	$55	(5%)
Casualty	164	189	(13%)	135	142	(5%)
Professional liability, fidelity and surety	159	157	1%	170	154	10%
Other	21	37	(43%)	21	32	(34%)

Total	$385	$426	(10%)	$378	$383	(1%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Earned Premiums
Earned premiums for the Specialty Commercial segment decreased by $5, due to decreases in casualty and other earned premiums, partially offset by an increase in professional liability, fidelity and surety earned premiums.
•	Property earned premium decreased $3, primarily due to a decrease in new business over the last nine months of 2006 and an increase in reinsurance costs, partially offset by the effect of earned pricing increases. The reduction in new business in 2006 reflects management’s decision to reduce catastrophe loss exposures in certain geographic areas and a determination that, despite rate increases, rates on some business opportunities were not adequate. During the first quarter of 2007, new business increased, but renewal retention decreased. Property business experienced significant rate increases throughout 2006 and more moderate rate increases continued into the first quarter of 2007, reflecting a hardening of the market after the 2005 hurricanes.
•	Casualty earned premiums decreased by $7, primarily because of a decline in new business written premium growth and premium renewal retention and a decrease in earned pricing.
•	Professional liability, fidelity and surety earned premium grew $16, primarily due to an increase in earned premium from professional liability and surety business. The increase in earned premium from professional liability business was primarily due to a decrease in the portion of risks ceded to outside reinsurers, partially offset by earned pricing decreases and a decrease in new business and premium renewal retention. The increase in earned premium from surety business was primarily due to increases in public construction spending, resulting in more bonded work programs for current clients.
•	Within the “Other” category, earned premium decreased by $11. The “Other” category of earned premiums includes premiums assumed under intersegment arrangements and retentions. Beginning in the third quarter of 2006, the Company reduced the premiums assumed by Specialty Commercial under intersegment arrangements covering certain liability claims.

	Three Months Ended
	March 31,
Underwriting Summary	2007	2006	Change

Written premiums	$385	$426	(10%)
Change in unearned premium reserve	7	43	(84%)

Earned premiums	378	383	(1%)
Benefits, losses and loss adjustment expenses
Current year	250	272	(8%)
Prior year	(6)	(30)	80%

Total benefits, losses and loss adjustment expenses	244	242	1%
Amortization of deferred policy acquisition costs	79	73	8%
Insurance operating costs and expenses	16	21	(24%)

Underwriting results	$39	$47	(17%)

Loss and loss adjustment expense ratio
Current year	65.8	70.9	5.1
Prior year	(1.7)	(7.4)	(5.7)

Total loss and loss adjustment expense ratio	64.1	63.6	(0.5)
Expense ratio	25.0	23.7	(1.3)
Policyholder dividend ratio	0.4	0.4	—

Combined ratio	89.6	87.7	(1.9)

Catastrophe ratio
Current year	0.1	0.5	0.4
Prior year	(1.1)	(7.6)	(6.5)

Total catastrophe ratio	(1.0)	(7.1)	(6.1)

Combined ratio before catastrophes	90.6	94.8	4.2
Combined ratio before catastrophes and prior accident year development	91.2	94.6	3.4
Other revenues [1]	$82	$90	(8%)

[1]	Represents servicing revenue.

Current accident year loss and loss adjustment expense ratio	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	65.7	70.4	4.7
Current accident year catastrophe ratio	0.1	0.5	0.4

Current accident year loss and loss adjustment expense ratio	65.8	70.9	5.1

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Underwriting results and ratios
Underwriting results decreased by $8, with a corresponding 1.9 point increase in the combined ratio, to 89.6. The decrease in underwriting results was principally driven by the following factors:

Decrease in net favorable prior accident year development	$(24)
Increase in current accident year underwriting results before catastrophes	12
Decrease in current accident year catastrophe losses	4

Decrease in underwriting results from 2006 to 2007	$(8)

Decrease in net favorable prior accident year development

There were no significant prior accident year reserve developments in 2007. Net favorable prior accident year development of $30 in the first quarter of 2006 included a $30 reduction in net catastrophe loss reserves related to the 2005 hurricanes.

Increase in current accident year underwriting results before catastrophes

Current accident year underwriting results before catastrophes increased by $12, driven by increases in property and in professional liability, fidelity and surety, partially offset by a decrease in casualty. Current accident year underwriting results before catastrophes for property business increased due to lower non-catastrophe property losses. For professional liability, fidelity and surety business, current accident year underwriting results before catastrophes increased primarily due to an improvement in underwriting results for professional liability. The improvement in professional liability was primarily driven by a lower loss and loss adjustment expense ratio on directors and officers insurance and earned premium growth, partially offset by the effect of lower ceding commissions. Current accident year underwriting results before catastrophes for casualty decreased, primarily because of loss cost increases coupled with earned pricing decreases.

Outlook
In 2007, the Company expects written premium to be flat to 3% lower for the Specialty Commercial segment. For property business, the Company expects written premium to be down moderately in 2007 as the effect of moderately higher reinsurance costs and moderately lower growth will be partially offset by the positive effect of direct rate increases. Management expects a modest decrease in casualty written premium in 2007 due largely to a decline in new business growth. Within the specialty casualty business, the Company will focus on increasing its share of business with larger brokers and will continue to improve sales execution at regional offices. Within professional liability, fidelity and surety, management expects modest growth in professional liability and fidelity written premium, partially offset by a decline in surety bond written premium. Despite declining written pricing, management expects to grow professional liability written premium in 2007 by, among other things, expanding sales to small and middle market companies and larger private companies and writing more public employment practices liability insurance. Written premium growth could be lower than planned in any one or all of the Specialty Commercial businesses if written pricing is less favorable than anticipated and management determines that new and renewal business is not adequately priced.
During 2006, direct written pricing decreased in casualty and professional liability and increased in property as well as in fidelity and surety. In the first quarter of 2007, the Company has experienced larger direct written pricing decreases in professional liability and smaller written pricing increases in property. In the latter half of 2006 and first quarter of 2007, competition intensified for professional liability business, particularly for directors’ and officers’ insurance coverage. A lower frequency of class action cases in the past couple of years has put downward pressure on rates and this trend could reduce the growth rate of the Company’s professional liability business going forward. The year-over-year rate of increase in direct written pricing for property business has slowed in 2007 as market pricing for catastrophe exposed business has moderated in 2007 compared to the sharp rate increases registered in 2006 following the major 2005 hurricanes. During 2007, the Company expects a lower non-catastrophe loss and loss adjustment expense ratio in specialty property due to the growth in earned pricing. Given the anticipated trends in pricing and loss costs in Specialty Commercial, management expects a combined ratio before catastrophes and prior accident year development in the range of 92.0 to 95.0 for 2007. The combined ratio before catastrophes and prior accident year development was 91.2 for the first quarter of 2007 and 93.0 for the 2006 full year.
To summarize, management’s outlook in Specialty Commercial for the 2007 full year is:
•	Written premium flat to 3% lower
•	A combined ratio before catastrophes and prior accident year development of 92.0 to 95.0
OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended
	March 31,
Operating Summary	2007	2006	Change

Written premiums	$—	$—	—
Change in unearned premium reserve	—	(1)	100%

Earned premiums	—	1	(100%)
Benefits, losses and loss adjustment expenses
Current year	—	—	—
Prior year	18	19	(5%)

Total benefits, losses and loss adjustment expenses	18	19	(5%)
Insurance operating costs and expenses	6	3	100%

Underwriting results	(24)	(21)	(14%)
Net investment income	62	66	(6%)
Net realized capital gains	6	—	—
Other income	—	1	(100%)
Income tax expense	(12)	(11)	(9%)

Net income	$32	$35	(9%)

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
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net income for the three months ended March 31, 2007 decreased $3 compared to the prior year period, driven by the following:
•	A $3 decrease in underwriting results, primarily due to a $3 increase in insurance operating costs and expenses.

•	A $4 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net losses and loss adjustment expenses paid in 2006. Other Operations net investment income includes income earned on the separate portfolios of Heritage Holdings, and its subsidiaries, and on the Hartford Fire Insurance Company invested asset portfolio, which is allocated between Ongoing Operations and Other Operations. The Company attributes capital and invested assets to each segment using an internally developed risk-based capital attribution methodology.
•	Partially offsetting the decrease in net income was a $6 increase in net realized capital gains, principally due to higher sales of fixed maturity investments.
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
In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims and uncertainty as to the monetary amount being sought by the claimant from the insured.
It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Although potential Federal asbestos-related legislation has been considered in the Senate, it is uncertain whether such legislation will be reconsidered or enacted in the future and, if enacted, what its effect would be on the Company’s aggregate asbestos liabilities.
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three months ended March 31, 2007.

Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended March 31, 2007	Asbestos	Environmental	All Other [1]	Total

Beginning liability – net [2] [3]	$2,242	$316	$1,858	$4,416
Losses and loss adjustment expenses incurred	6	—	12	18
Losses and loss adjustment expenses paid	(72)	(17)	(62)	(151)

Ending liability – net [2] [3]	$2,176 [4]	$299	$1,808	$4,283

[1]	“All Other” also includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental liabilities reported in Ongoing Operations of $9 and $6, respectively, as of March 31, 2007 and $9 and $6, respectively, as of December 31, 2006. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three months ended March 31, 2007 includes $1 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three months ended March 31, 2007 includes $1 related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $3,095 and $336, respectively, as of March 31, 2007 and $3,242 and $362, respectively, as of December 31, 2006.

[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $370 and $256, respectively, resulting in a one year net survival ratio of 5.9 and a three year net survival ratio of 8.5. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.
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
The following table sets forth, for the three months ended March 31, 2007, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos
and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
For the Three Months Ended March 31, 2007	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE

Gross
Direct	$83	$2	$20	$—
Assumed – Domestic	60	—	4	—
London Market	6	—	2	—

Total	149	2	26	—
Ceded	(77)	4	(9)	—

Net	$72	$6	$17	$—

[1]	Excludes asbestos and environmental paid and incurred losses and LAE reported in Ongoing Operations. Total gross losses and loss adjustment expenses incurred in Ongoing Operations for the three months ended March 31, 2007 includes $1 related to asbestos and environmental claims. Total gross losses and losses adjustment expenses paid in Ongoing Operations for the three months ended March 31, 2007 includes $1 related to asbestos and environmental claims.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2007 of $2.50 billion ($2.19 billion and $305 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.91 billion to $2.98 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2006 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2007 and environmental liabilities in the third quarter of 2007. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.
The Company expects to perform its regular comprehensive review of Other Operations reinsurance recoverables in the second quarter of 2007. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance and Other Operations (Including Asbestos and Environmental Claims) sections of the MD&A included in the Company’s 2006 Form 10-K Annual Report.
INVESTMENTS
General
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the “General” section in The Hartford’s 2006 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the “Investment Credit Risk” and “Capital Markets Risk Management” sections that follow.
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 23% and 22% of the Company’s consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Excluding net investment income from trading securities, net investment income and net realized capital gains and losses accounted for approximately 20% and 17% of the Company’s consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to income earned from a higher average invested assets base and a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in interest rates. Also contributing to the increase were net realized capital gains for the three months ended March 31, 2007, compared to net realized capital losses in the prior year period.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 66% and 68% of the fair value of its invested assets as of March 31, 2007 and December 31, 2006, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the Company amortizes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows. For a further discussion of the evaluation of other-than-temporary impairments, see the “Critical Accounting Estimates” section of the MD&A under the “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section in The Hartford’s 2006 Form 10-K Annual Report.
Life
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.

     The following table identifies Life’s invested assets by type as of March 31, 2007 and December 31, 2006.

Composition of Invested Assets
	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$53,942	58.0%	$53,173	59.4%
Equity securities, available-for-sale, at fair value	1,298	1.4%	811	0.9%
Equity securities held for trading, at fair value	30,805	33.2%	29,393	32.9%
Policy loans, at outstanding balance	2,099	2.3%	2,051	2.3%
Mortgage loans, at amortized cost [1]	3,509	3.8%	2,909	3.3%
Limited partnerships, at fair value	966	1.0%	794	0.9%
Other investments	297	0.3%	283	0.3%

Total investments	$92,916	100.0%	$89,414	100.0%

[1]	Represents commercial and agricultural loans.
Fixed maturity investments increased $769 since December 31, 2006, primarily as the result of an increase in collateral held from increased securities lending activities and a decrease in interest rates. Equity securities held for trading increased $1.4 billion since December 31, 2006, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product. Mortgage loans increased $600 since December 31, 2006, as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.
Investment Results
     The following table summarizes Life’s investment results.

	Three Months Ended
	March 31,
	2007	2006

Net investment income – excluding income on policy loans and equity securities held for trading	$816	$733
Equity securities held for trading [1]	210	454
Policy loan income	36	33

Net investment income – total	$1,062	$1,220

Yield on average invested assets [2]	5.9%	5.7%

Gross gains on sale	$72	$41
Gross losses on sale	(40)	(59)
Impairments
Credit related	(12)	—
Other [3]	(2)	(9)

Total impairments	(14)	(9)
Japanese fixed annuity contract hedges, net [4]	5	(44)
Periodic net coupon settlements on credit derivatives/Japan	(12)	(14)
GMWB derivatives, net	22	(13)
Other, net [5]	(10)	(28)

Net realized capital gains (losses), before-tax	$23	$(126)

[1]	Represents dividend income and the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding income related to equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[5]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net investment income, excluding income on policy loans and equity securities held for trading, increased $83, or 11%, compared to the prior year period. The increase in net investment income was primarily due to a higher average invested assets base, income earned from a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in interest rates. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, universal life-type product sales, and an increase in collateral held from securities lending activities.

Net investment income on equity securities held for trading for the three months ended March 31, 2007, can be primarily attributed to an increase in the value of the underlying investment funds supporting the Japanese variable annuity product generated by positive market performance.
For 2007, the yield on average invested assets increased compared to the prior year period due to changes in asset mix, an increase in yield from limited partnerships, and higher interest rates. Based upon current market expectations, Life expects the full year 2007 yield on average invested assets to be higher than the comparable 2006 yield.
Net realized capital gains were recognized in 2007 compared to net realized capital losses in the prior year period. The components that drove the net gains for 2007 compared to the net losses in the prior year period included net gains on sales of fixed maturity securities, net gains associated with GMWB derivatives, net gains associated with Japanese fixed annuity contract hedges, and lower other, net losses. The circumstances giving rise to these changes are as follows:
•	The net gains on fixed maturity sales in 2007 were primarily the result of tighter credit spreads on certain issuers since the date of security purchase. For further discussion of gross gains and losses, see below.
•	The net gains associated with the Japanese fixed annuity contract hedges in 2007 primarily resulted from a decline in Japanese interest rates. The net losses in 2006 resulted from an increase in Japanese interest rates.
•	The net gains associated with the GMWB derivatives in 2007 were primarily driven by net gains related to declines in equity index volatility. The net losses in 2006 were primarily driven by equity index volatility.
•	Other, net losses in both 2007 and 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates.
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
Gross gains on sales for 2007 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to higher quality securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in credit spreads and interest rates since the date of purchase.
Gross losses on sales for 2007 were primarily within fixed maturities and were concentrated in the corporate sector with no single security sold at a loss in excess of $4 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2% which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for 2006 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reposition the portfolio to shorter-term assets with the expectation of higher future interest rates and a steeper yield curve. The gains on sales were primarily the result of changes in interest rates and credit spreads since the date of purchase.
Gross losses on sales for 2006 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $5 and an average loss, as a percentage of the fixed maturity’s amortized cost, of less than 3% which, under the Company’s impairment policy, was deemed to be depressed only to a minor extent.

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
The following table identifies Property & Casualty’s invested assets by type as of March 31, 2007 and December 31, 2006.

Composition of Invested Assets
	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$27,138	92.2%	$27,178	92.8%
Equity securities, available-for-sale, at fair value	861	2.9%	873	3.0%
Mortgage loans, at amortized cost [1]	506	1.7%	409	1.4%
Limited partnerships, at fair value	534	1.8%	450	1.5%
Other investments	404	1.4%	390	1.3%

Total investments	$29,443	100.0%	$29,300	100.0%

[1]	Represents commercial and agricultural loans.
Fixed maturity investments decreased $40 since December 31, 2006, primarily as the result of widening credit spreads and sales of securities, partially offset by an increase in collateral held from increased securities lending activities and a decrease in interest rates. Mortgage loans increased $97 since December 31, 2006, as a result of a decision to increase Property & Casualty’s investment in this asset class primarily due to its attractive yields and diversification opportunities.
Investment Results
The table below summarizes Property & Casualty’s investment results.

	Three Months Ended
	March 31,
	2007	2006

Net investment income, before-tax	$413	$357
Net investment income, after-tax [1]	$306	$269
Yield on average invested assets, before-tax [2]	5.9%	5.5%
Yield on average invested assets, after-tax [1] [2]	4.4%	4.1%

Gross gains on sale	$52	$50
Gross losses on sale	(26)	(47)
Impairments
Credit related	—	—
Other [3]	(1)	(14)

Total impairments	(1)	(14)
Periodic net coupon settlements on credit derivatives	3	—
Other, net [4]	(5)	16

Net realized capital gains, before-tax	$23	$5

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Represents annualized net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments and other investment gains.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Before-tax net investment income increased $56, or 16%, and after-tax net investment income increased $37, or 14%, compared to the prior year period. The increase in net investment income was primarily due to income earned from a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships), an increase in yield from limited partnerships, and an increase in interest rates. Also contributing to the increase was a higher average invested assets base. The increase in the average invested assets base, as compared to the prior year period, was primarily due to positive operating cash flows and an increase in collateral held from increased securities lending activities.
For 2007, the yield on average invested assets increased compared to the prior year period due to change in asset mix, an increase in yield from limited partnerships, and higher interest rates. Based upon current market expectations, Property & Casualty expects the full year 2007 yield on average invested assets to be higher than the comparable 2006 yield.

The increase in net realized capital gains in 2007 was primarily due to gains on the sale of fixed maturity investments and a decrease in other-than-temporary impairments. For further discussion of gross gains and losses on fixed maturity investments and other-than-temporary impairments, see below.
Gross gains on sales for 2007 were primarily within fixed maturities and were concentrated in the corporate and foreign government sectors and were made to reallocate the portfolio to higher quality securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in interest rates and credit spreads since the date of purchase.
Gross losses on sales for 2007 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $2 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3% which, under the Company’s impairment policy, was deemed to be depressed only to a minor extent.
Gross gains on sales for 2006 were primarily within fixed maturities and were concentrated in the corporate, municipal and foreign government sectors and were the result of decisions to reposition the portfolio to shorter-term assets with the expectation of higher future interest rates and a steeper yield curve. The gains on sales were primarily the result of changes in interest rates and credit spreads since the date of purchase.
Gross losses on sales for 2006 were primarily within fixed maturities and were concentrated in the corporate and MBS sectors with no single security sold at a loss in excess of $4 and an average loss, as a percentage of the fixed maturity’s amortized cost, of less than 3% which, under the Company’s impairment policy, was deemed to be depressed only to a minor extent.
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of March 31, 2007 and December 31, 2006, Corporate held $486 and $404, respectively, of fixed maturity investments. In addition, Corporate held $53 and $55 of equity securities as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, a put option agreement with a fair value of $45 was included in other invested assets. For further discussion of this position, see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended
	March 31,
	2007	2006

ABS	$12	$—
CMBS/Collateralized mortgage obligations (“CMOs”)	—	2
Corporate	1	18
Equity	2	3

Total other-than-temporary impairments	$15	$23

Credit related	$12	$—
Other	3	23

Total other-than-temporary impairments	$15	$23

The following discussion provides an analysis of significant other-than-temporary impairments recognized during the three months ended March 31, 2007 and 2006, the related circumstances giving rise to the other-than-temporary impairments.
During the three months ended March 31, 2007, other-than-temporary impairments were recorded on ABS, corporate debt securities and equity securities. The credit related other-than-temporary impairment was recorded on one ABS security backed by aircraft lease receivables due to a continued decline in value. The decline was attributable to higher than expected aircraft maintenance costs and a recent rating agency downgrade.
During the three months ended March 31, 2006, other-than-temporary impairments were recorded on corporate securities, equity securities and CMBS. Other-than-temporary impairments were recorded on certain corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 87%. Other-than-temporary impairments recorded on CMBS resulted from a decline in future expected cash flows for several securities.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. For further discussion, see the “Investment Credit Risk” section of the MD&A in The Hartford’s 2006 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.
The following table identifies fixed maturity securities by type on a consolidated basis as of March 31, 2007 and December 31, 2006.

Consolidated Fixed Maturities by Type
	March 31, 2007					December 31, 2006
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$8,997	$41	$(47)	$8,991	11.0%	$7,924	$54	$(53)	$7,925	9.8%
CMBS	16,913	219	(139)	16,993	20.8%	16,579	232	(145)	16,666	20.6%
CMOs	1,216	20	(5)	1,231	1.5%	1,300	17	(9)	1,308	1.6%
Corporate
Basic industry	2,867	76	(27)	2,916	3.6%	2,801	83	(32)	2,852	3.6%
Capital goods	2,373	101	(15)	2,459	3.0%	2,568	111	(20)	2,659	3.3%
Consumer cyclical	3,196	95	(32)	3,259	4.0%	3,279	94	(34)	3,339	4.1%
Consumer non-cyclical	3,067	73	(35)	3,105	3.8%	3,465	84	(47)	3,502	4.4%
Energy	1,648	73	(14)	1,707	2.1%	1,779	73	(21)	1,831	2.3%
Financial services	10,039	278	(71)	10,246	12.6%	10,276	307	(78)	10,505	13.1%
Technology and communications	3,874	189	(28)	4,035	4.9%	4,136	191	(44)	4,283	5.3%
Transportation	698	19	(11)	706	0.9%	730	17	(10)	737	0.9%
Utilities	4,527	188	(53)	4,662	5.7%	4,588	195	(66)	4,717	5.8%
Other	1,601	55	(15)	1,641	2.0%	1,447	38	(19)	1,466	1.8%
Government/Government agencies
Foreign	1,230	49	(7)	1,272	1.6%	1,213	87	(6)	1,294	1.6%
United States	1,055	4	(4)	1,055	1.3%	848	5	(7)	846	1.0%
MBS – agency	2,535	9	(35)	2,509	3.1%	2,742	5	(45)	2,702	3.3%
Municipal
Taxable	1,344	25	(24)	1,345	1.6%	1,342	25	(23)	1,344	1.7%
Tax-exempt	11,014	461	(9)	11,466	14.1%	10,555	511	(4)	11,062	13.7%
Redeemable preferred stock	47	—	—	47	0.1%	36	—	—	36	—
Short-term	1,921	—	—	1,921	2.3%	1,681	—	—	1,681	2.1%

Total fixed maturities	$80,162	$1,975	$(571)	$81,566	100.0%	$79,289	$2,129	$(663)	$80,755	100.0%

The Company’s fixed maturity net unrealized gains decreased $62 from December 31, 2006 to March 31, 2007. The decrease was primarily due to net sales of securities in an unrealized gain position and credit spread widening offset by a decrease in interest rates and other-than-temporary impairments.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
As of March 31, 2007, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2006, with the exception of ABS. The increase in ABS was primarily related to the investment in AAA rated collateralized loan obligations from the cash collateral received from securities lending programs.
Included in ABS in the table above are the Company’s securities backed by pools of sub-prime and Alt-A (collectively “below prime”) mortgage loans, which had a fair value of $3.3 billion and $3.0 billion, as of March 31, 2007 and December 31, 2006, respectively, of which approximately 86% and 89%, respectively, ($2.8 billion at March 31, 2007 and $2.6 billion at December 31, 2006) were rated

AA or higher. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with impaired credit histories. Alt-A mortgage lending is the origination of residential mortgage loans to customers who are rated above the sub-prime category of creditworthiness but below a top rated prime borrower. The Company is not an originator of residential below prime loans. The slowing U.S. housing market, increased interest rates, and relaxed underwriting standards for some originators of below prime mortgages have recently led to higher delinquency rates. The Company expects to continue to receive payments in accordance with the contractual terms of the securities.
The following table presents the Company’s exposure to below prime mortgage loans by credit quality as of March 31, 2007 and December 31, 2006, respectively.

Below Prime ABS Residential Mortgage Loans
	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	$1,267	$1,267	$1,044	$1,045
AA	1,570	1,573	1,588	1,595
A	300	300	233	234
BBB	97	97	47	47
BB & Below	75	70	58	52

Total investments	$3,309	$3,307	$2,970	$2,973

The following table identifies fixed maturities by credit quality on a consolidated basis as of March 31, 2007 and December 31, 2006. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities. The Company held no issuer of a below investment grade (“BIG”) security (BB & below) with a fair value in excess of 4% of the total fair value for BIG securities as of March 31, 2007 and December 31, 2006.

Consolidated Fixed Maturities by Credit Quality
	March 31, 2007			December 31, 2006
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$25,108	$25,500	31.3%	$23,216	$23,629	29.2%
AA	10,698	10,911	13.4%	10,107	10,298	12.8%
A	16,694	17,175	21.1%	17,696	18,251	22.6%
BBB	16,761	17,023	20.9%	17,402	17,655	21.9%
United States Government/Government agencies	5,405	5,406	6.6%	5,529	5,507	6.8%
BB & below	3,575	3,630	4.4%	3,658	3,734	4.6%
Short-term	1,921	1,921	2.3%	1,681	1,681	2.1%

Total fixed maturities	$80,162	$81,566	100.0%	$79,289	$80,755	100.0%

At the March 2007 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve maintained the target federal funds rate at 5.25%. The FOMC stated that inflation risks have improved modestly in recent months and inflation pressure was likely to moderate over time, but maintained the view that upside risk remains. An increase in future interest rates may result in lower fixed maturity valuations, an increase in gross unrealized losses and a decrease in gross unrealized gains.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of March 31, 2007 and December 31, 2006, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	March 31, 2007			December 31, 2006
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$13,387	$13,251	$(136)	$12,601	$12,500	$(101)
Greater than three months to six months	698	690	(8)	1,261	1,242	(19)
Greater than six months to nine months	769	758	(11)	1,239	1,210	(29)
Greater than nine months to twelve months	954	936	(18)	1,992	1,959	(33)
Greater than twelve months	15,737	15,331	(406)	15,402	14,911	(491)

Total	$31,545	$30,966	$(579)	$32,495	$31,822	$(673)

The decrease in the unrealized loss amount since December 31, 2006 is primarily the result of a decrease in interest rates, asset sales and other-than-temporary impairments offset in part by credit spread widening.
As a percentage of amortized cost, the average security unrealized loss at March 31, 2007, and December 31, 2006, was less than 2% and 3%, respectively. As of March 31, 2007, and December 31, 2006, fixed maturities represented $571 and $663, respectively, or 99% of the Company’s total unrealized loss associated with securities classified as available-for-sale.
The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% of the total unrealized loss amount as of March 31, 2007 and December 31, 2006.
The total securities classified as available-for-sale in an unrealized loss position for greater than six months by type as of March 31, 2007 and December 31, 2006, are presented in the following table.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	March 31, 2007				December 31, 2006
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$103	$88	$(15)	3.4%	$107	$79	$(28)	5.1%
CDOs	601	589	(12)	2.8%	133	129	(4)	0.7%
Credit card receivables	110	109	(1)	0.2%	150	148	(2)	0.4%
Other ABS	938	921	(17)	3.9%	777	760	(17)	3.1%
CMBS	5,102	4,997	(105)	24.1%	4,694	4,575	(119)	21.5%
Corporate
Basic industry	762	743	(19)	4.4%	859	834	(25)	4.5%
Consumer cyclical	695	672	(23)	5.3%	752	724	(28)	5.1%
Consumer non-cyclical	903	877	(26)	6.0%	1,106	1,068	(38)	6.9%
Financial services	2,368	2,319	(49)	11.3%	2,749	2,689	(60)	10.8%
Technology and communications	676	655	(21)	4.8%	912	877	(35)	6.3%
Transportation	174	166	(8)	1.8%	225	216	(9)	1.6%
Utilities	1,239	1,199	(40)	9.2%	1,384	1,331	(53)	9.6%
Other	1,203	1,169	(34)	7.8%	1,454	1,404	(50)	9.0%
Other securities	2,586	2,521	(65)	15.0%	3,331	3,246	(85)	15.4%

Total	$17,460	$17,025	$(435)	100.0%	$18,633	$18,080	$(553)	100.0%

The decrease in total unrealized loss greater than six months since December 31, 2006 was primarily driven by a decrease in interest rates, asset sales and other-than-temporary impairments offset in part by credit spread widening. The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services and utilities sectors. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of March 31, 2007, the Company held approximately 630 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was the result of an increase in interest rates and modest changes in credit spreads from the security’s purchase date. Substantially all of these securities are investment grade securities with extended maturity dates priced at, or greater than, 90% of amortized cost as of March 31, 2007. Future changes in fair value of these securities are primarily dependent on future changes in interest rates and credit spread movements.

Financial services — As of March 31, 2007, the Company held approximately 200 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of March 31, 2007. These positions are a mixture of fixed and variable rate securities, which have been adversely impacted by modest changes in credit spreads and an increase in interest rates after the purchase date. Future changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.
Utilities — As of March 31, 2007, the Company held approximately 130 different securities that were in an unrealized loss position for six months or more. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of March 31, 2007. Most of these securities are fixed rate, investment grade securities which have been adversely impacted by increases in interest rates and modest changes in credit spreads after the purchase date. Future changes in fair value of these securities are primarily dependent on future changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2007 and December 31, 2006. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities to recovery as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2007 and December 31, 2006, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For further discussion, see the “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section included in the “Critical Accounting Estimates” section of the MD&A and the “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2006 Form 10-K Annual Report.
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
Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. For further discussion of market risk see the “Capital Markets Risk Management” section of the MD&A in The Hartford’s 2006 Form 10-K Annual Report. There have been no material changes in market risk exposures from December 31, 2006.
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
The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory risk based capital (“RBC”) ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of U.S. GMWBs, and other statutory reserve hedges.
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. Recently, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2006, the Company introduced a new U.S. living income benefit, which guarantees a steady income stream for the life of the policyholder. During the first quarter of 2007, the Company launched a new rider that may be attached to its Japan variable annuity business (“3 Win”) which provides three different potential outcomes for the contract holder. The first outcome allows the contract holder to lock-in gains on their account value upon reaching a specified appreciation target. Upon reaching the target, contract holder funds are transferred out of the underlying funds and into the Company’s general account from which the contract holder can access their account value without penalty. The second outcome provides a “safety-net” that provides the contract holder a guaranteed minimum income benefit (“GMIB”) of the contract holder’s original deposit over 15 years, if the contract holder’s account value drops by more than 20% from the original deposit. The third outcome provides the contract holder a guaranteed minimum accumulation benefit (“GMAB”) of the contract holder’s original deposit in a lump sum if the first two outcomes are not met after a ten-year waiting period. This is the Company’s first GMAB issuance. GMABs are accounted for differently from GMIBs. There is also a return of premium death benefit attached to this rider. In addition, the Company expects to make further changes in its living benefit offerings from time to time. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS 133 (such as GMWBs or GMABs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMIBs and GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB. Many benefit guarantees meet the definition of an embedded derivative, under SFAS 133 (GMWB and GMAB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment (GMIB), such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $485, as of March 31, 2007. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.
For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2007 is $4.8 billion. Due to the fact that 84% of this amount is reinsured, the Company’s net exposure is $780. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $39 as of March 31, 2007. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. With the exception of the GMIB in 3 Win as described above, the guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder. The value of the guaranteed minimum accumulation benefit associated with Japan’s new product offering in the first quarter of 2007, recorded as an embedded derivative under SFAS 133, was immaterial at March 31, 2007.
In April 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with an in-force block of variable annuity products offered in Japan with an account value of $2.5 billion as of March 31, 2007.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of March 31, 2007 is $83. Due to the fact that 58% of this amount is reinsured, the Company’s net exposure is $35. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.
The majority of the Company’s recent U.S. variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS  133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all U.S. GMWB riders sold since July 6, 2003 are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. The Company uses hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. The Company also uses Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a gain (loss) of $22 and $(13) before deferred policy acquisition costs and tax effects for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $54.5 billion and $400 respectively. As of December 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $53.3 billion and $377, respectively.

The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of March 31, 2007 and December 31, 2006, the notional value related to this strategy was $2.2 billion and $2.2 billion, respectively, while the fair value related to this strategy was $27 and $29, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with GAAP, causing volatility in GAAP net income.
The Company continually seeks to improve its equity risk management strategies. The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB, GMAB, and GMIB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on GAAP net income, statutory capital volatility and other metrics. Utilizing this and future analysis, the Company expects to evolve its risk management strategies over time, modifying its reinsurance, hedging and product design strategies to optimally mitigate its aggregate exposures to market-driven changes in GAAP equity, statutory capital and other economic metrics. Because these strategies could target an optimal reduction of a combination of exposures rather than targeting a single one, it is possible that volatility of GAAP net income would increase, particularly if the Company places an increased relative weight on protection of statutory surplus in future strategies.
Interest Rate Risk
The Hartford’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in The Hartford’s 2006 Form 10-K Annual Report.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Liquidity Requirements
The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands. However, if an unanticipated demand was placed on the Company, it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period, including those related to its Life and Property & Casualty insurance operations, refer to Off-Balance Sheet and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2006 Form 10-K Annual Report.
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the “Ratings” section below for further discussion), and strong shareholder returns. As a result, the Company may from time to time raise capital from the issuance of stock, debt or other capital securities. The issuance of common stock, debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.
The Hartford’s Board of Directors has authorized the Company to repurchase up to $2 billion of its securities. In the first quarter of 2007, The Hartford repurchased $800 of its securities (8.4 million shares) under this program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The Company has no immediate intention to repurchase any additional shares of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
HFSG and Hartford Life, Inc. (“HLI”) are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income

(or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG in 2007 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $620 in dividends to HLI in 2007 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2007. Through April 24, 2007, HFSG and HLI received a combined total of $979 from their insurance subsidiaries.
The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate and long-term fixed maturity investments to meet any liquidity needs. For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections above.
Sources of Capital
Shelf Registrations
On April 11, 2007, The Hartford filed an automatic shelf registration statement (Registration No. 333-142044) for the potential offering and sale of debt and equity securities with the Securities and Exchange Commission. The registration statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the shelf.
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

			Maximum Available As of		Outstanding As of
	Effective	Expiration	March 31,	December	March 31,	December 31,
Description	Date	Date	2007	31, 2006	2007	2006

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$168	$299
HLI [1]	2/7/97	N/A	—	250	—	—

Total commercial paper			2,000	2,250	168	299
Revolving Credit Facility
5-year revolving credit facility	9/7/05	9/7/10	1,600	1,600	—	—
Line of Credit
Life Japan Operations [2]	9/18/02	1/4/08	42	42	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,642	$3,892	$168	$299

[1]	In January 2007, the commercial paper program of HLI was terminated.

[2]	As of March 31, 2007 and December 31, 2006, the Company’s Japanese operation line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $1.6 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of March 31, 2007, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2006 Form 10-K Annual Report.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. For 2007, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans is expected to be immaterial. The Company expects to contribute $200 to the pension plans during 2007.
Capitalization
The capital structure of The Hartford as of March 31, 2007 and December 31, 2006 consisted of debt and equity, summarized as follows:

	March 31,	December 31,
	2007	2006	Change

Short-term debt (includes current maturities of long-term debt)	$468	$599	(22%)
Long-term debt	4,004	3,504	14%

Total debt [1]	4,472	4,103	9%
Equity excluding accumulated other comprehensive income, net of tax (“AOCI”)	18,674	18,698	—
AOCI	177	178	(1%)

Total stockholders’ equity	$18,851	$18,876	—

Total capitalization including AOCI	$23,323	$22,979	1%

Debt to equity	24%	22%
Debt to capitalization	19%	18%

[1]	Total debt of the Company excludes $435 and $258 of consumer notes as of March 31, 2007 and December 31, 2006, respectively.
The Hartford’s total capitalization as of March 31, 2007 increased by $344 as compared with December 31, 2006. This increase was due to a $369 increase in total debt and a $25 decrease in total stockholders’ equity. Total debt increased from issuance of $500 of 5.375% senior notes offset by $131 in repayments on commercial paper. Total stockholders’ equity decreased primarily due to treasury stock acquired of $800 and stockholder dividends of $161, partially offset by net income of $876 and an increase in issuance of shares under incentive and stock compensation plans of $77.

Debt
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
On March 9, 2007, The Hartford issued $500 of 5.375% senior notes due March 15, 2017. The Hartford intends to use most of the net proceeds from this issuance to repay its $300 of 4.7% notes, due September 1, 2007, at maturity and used the balance of the proceeds to pay down a portion of the commercial paper portfolio. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-108067).
Consumer Notes
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
As of March 31, 2007, and December 31, 2006, $435 and $258 of consumer notes had been issued. As of March 31, 2007, these consumer notes have interest rates ranging from 5.0% to 6.0% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, S&P 500 Index, or Dow Jones Index. For the three months ended March 31, 2007, interest credited to holders of consumer notes was $5.
Stockholders’ Equity
Treasury stock acquired — In the first quarter of 2007, The Hartford repurchased $800 of its securities (8.4 million shares) under its share repurchase program. For additional information regarding the share repurchase program, see the Liquidity Requirements section above.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
Cash Flows

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities	$1,305	$1,368
Net cash provided by (used for) investing activities	$(1,196)	$(1,246)
Net cash provided by (used for) financing activities	$272	$(16)
Cash – end of period	$1,790	$1,394

The decrease in cash from operating activities was primarily the result of a decrease in the Company’s tax refund in 2007 compared to the prior year period. Cash from financing activities increased primarily due to increases in net receipts from investment and universal life-type contracts, proceeds from issuance of long-term debt and consumer notes, and proceeds from the issuance of shares under incentive and stock compensation plans, partially offset by treasury stock acquired and increases in dividends paid. Net cash from operating and financing activities accounted for the majority of cash used for investing activities.
Operating cash flows for the three months ended March 31, 2007 and 2006 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk” above.
The Company’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect significant increases in the amount of statutory surplus the Company would have to devote to maintain targeted rating agency and regulatory risk based capital (“RBC”) ratios (via the C3 Phase II methodology) and other similar solvency margin ratios. Various actions have been taken to partially mitigate this risk including the use of guaranteed benefit reinsurance, dynamic hedging programs of U.S. GMWBs, and other statutory reserve hedges.
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

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 24, 2007.

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	March 31,	December 31,
	2007	2006

Life Operations	$4,818	$4,734
Japan Life Operations	1,429	1,380
Property & Casualty Operations	8,307	8,230

Total	$14,554	$14,344

Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, see Part II, Item 1, “Legal Proceedings”.
For a discussion regarding contingencies related to the manner in which The Hartford compensates brokers and other producers, see “Overview—Broker Compensation” above.
Regulatory Developments – For a discussion regarding contingencies related to regulatory developments that affect The Hartford, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Federal Terrorism Risk Insurance
For a discussion of terrorism reinsurance legislation and how it affects The Hartford, see the “Risk Management Strategy-Terrorism” under the Property & Casualty section of the MD&A in The Hartford’s 2006 Form 10-K Annual Report.
Legislative Initiatives
In early 2007, Florida enacted legislation intended to address increasing rates and shrinking capacity for homeowners insurance in the state. The legislation will make significantly more reinsurance capacity available to companies that choose to purchase it. Specifically, the legislation increases the capacity of the Florida Hurricane Catastrophe Fund, which provides reinsurance to primary insurers for Florida catastrophes at generally below-market rates, from the current level of $16 billion to a potential total of $35 billion. The new Florida legislation includes many other provisions, including steps designed to make Citizens Property Insurance Corporation more competitive with private insurers, provisions to provide rate relief to homeowners and requirements that excess profits on residential property business be returned to policyholders. The Hartford is still in the process of analyzing the new legislation to assess the impact on The Hartford.
The Hartford expects legislation to be introduced in Congress which would provide for new retirement and savings vehicles designed to simplify retirement plan administration and expand individual participation in retirement savings plans. If enacted, these proposals could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2007 are uncertain.
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
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report and Note 1 of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2007.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Beginning in the second quarter of 2007, the Company outsourced certain information technology infrastructure services, which will materially affect internal control over financial reporting.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by shareholders on behalf of the Company against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs have agreed to stay further proceedings until after the resolution of the appeal from the dismissal of the securities action. All defendants dispute the allegations and intend to defend these actions vigorously.
The Company is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. After the plaintiffs filed their supplemental pleadings, the defendants renewed their motions to dismiss. On April 5, 2007, the court granted the defendants’ renewed motions to dismiss the Sherman Act and RICO claims, dismissed the consolidated actions without prejudice, and gave the plaintiffs thirty days to file any amended complaints. The Company also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. The Company disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
Asbestos and Environmental Claims – As discussed in Item 7 in The Hartford’s 2006 Form 10-K Annual Report, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Other Operations (Including Asbestos and Environmental Claims)”, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
Item 1A. RISK FACTORS
We are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of terrorism, disease pandemics and political instability. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. In the aftermath of the 2004 and 2005 hurricane season, third-party catastrophe loss models for hurricane loss events were updated to incorporate medium-term forecasts of increased hurricane frequency and severity. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes. Our life insurance operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Refer to Item 1A in The Hartford’s 2006 Form 10-K Annual Report for an explanation of the Company’s other risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2007:

			Total Number of Shares	Approximate Dollar Value of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased	Paid Per Share	Plans or Programs	the Plans or Programs

January 1, 2007 — January 31, 2007	2,118,687 [1]	$93.10	2,115,200	$803,069,966 [2]
February 1, 2007 — February 28, 2007	3,487,259 [1]	$96.18	3,370,310	$1,479,029,768 [3]
March 1, 2007 — March 31, 2007	2,958,480 [1]	$94.47	2,953,797	$1,200,000,012 [3]

Total	8,564,426	$94.83	8,439,307	N/A

[1]	Includes 3,487, 116,949 and 4,683 shares in January, February and March, respectively, acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

[2]	In January 2007, $1 billion of the Company’s securities were eligible for repurchase pursuant to the Company’s repurchase program.

[3]	In February 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $1 billion of its securities, bringing the Company’s total share repurchase authorization to $2 billion.
The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company has no immediate intention to repurchase any additional shares of common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
See Exhibit Index on page 79.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date: April 26, 2007	/s/ Robert J. Price
Robert J. Price
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2007 FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
4.01	5.375% Senior Note due March 15, 2017 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed March 12, 2007).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.