Form 10-Q
period 2007-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2007-07-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐     No ☑
As of July 20, 2007, there were outstanding 317,680,580 shares of Common Stock, $0.01 par value per share, of the registrant.

The Hartford Financial Services Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2007 and 2006, and changes in stockholders’ equity, and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 24, 2007

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,867	$3,688	$7,698	$7,527
Fee income	1,346	1,159	2,628	2,280
Net investment income
Securities, available-for-sale and other	1,336	1,158	2,609	2,285
Equity securities, held for trading	1,234	(970)	1,444	(516)

Total net investment income	2,570	188	4,053	1,769
Other revenues	125	115	242	238
Net realized capital losses	(248)	(179)	(202)	(300)

Total revenues	7,660	4,971	14,419	11,514

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	4,778	2,471	8,321	6,250
Amortization of deferred policy acquisition costs and present value of future profits	837	829	1,709	1,646
Insurance operating costs and expenses	965	799	1,853	1,526
Interest expense	66	71	129	137
Other expenses	177	196	358	366

Total benefits, losses and expenses	6,823	4,366	12,370	9,925

Income before income taxes	837	605	2,049	1,589

Income tax expense	210	129	546	385

Net income	$627	$476	$1,503	$1,204

Earnings per Share
Basic	$1.98	$1.57	$4.72	$3.98
Diluted	$1.96	$1.52	$4.68	$3.86

Weighted average common shares outstanding	316.8	303.3	318.2	302.8
Weighted average common shares outstanding and dilutive potential common shares	319.6	312.3	321.2	311.6

Cash dividends declared per share	$0.50	$0.40	$1.00	$0.80

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for per share data)	2007	2006
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $81,466 and $79,289)	$81,636	$80,755
Equity securities, held for trading, at fair value (cost of $25,314 and $23,668)	31,843	29,393
Equity securities, available-for-sale, at fair value (cost of $2,205 and $1,535)	2,390	1,739
Policy loans, at outstanding balance	2,052	2,051
Mortgage loans on real estate	4,891	3,318
Other investments	2,505	1,917

Total investments	125,317	119,173
Cash	1,624	1,424
Premiums receivable and agents’ balances	3,849	3,675
Reinsurance recoverables	5,131	5,571
Deferred policy acquisition costs and present value of future profits	10,729	10,268
Deferred income taxes	558	284
Goodwill	1,726	1,717
Property and equipment, net	910	791
Other assets	3,988	3,323
Separate account assets	191,814	180,484

Total assets	$345,646	$326,710

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,990	$21,991
Life	14,630	14,016
Other policyholder funds and benefits payable	74,796	71,311
Unearned premiums	5,704	5,620
Short-term debt	399	599
Long-term debt	4,119	3,504
Consumer notes	588	258
Other liabilities	12,958	10,051
Separate account liabilities	191,814	180,484

Total liabilities	326,998	307,834

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock - 750,000,000 shares authorized, 329,232,428 and 326,401,820 shares issued, $0.01 par value	3	3
Additional paid-in capital	6,541	6,321
Retained earnings	13,564	12,421
Treasury stock, at cost 11,655,772 and 3,086,429 shares	(859)	(47)
Accumulated other comprehensive income (loss), net of tax	(601)	178

Total stockholders’ equity	18,648	18,876

Total liabilities and stockholders’ equity	$345,646	$326,710

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended
	June 30,
(In millions, except for share data)	2007	2006
	(Unaudited)
Common Stock and Additional Paid-in Capital
Balance at beginning of period	$6,324	$5,070
Issuance of shares under incentive and stock compensation plans and other	180	89
Tax benefit on employee stock options and awards	40	27

Balance at end of period	6,544	5,186

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting changes, net of tax	12,421	10,207
Cumulative effect of accounting changes, net of tax	(41)	—

Balance at beginning of period, as adjusted	12,380	10,207
Net income	1,503	1,204
Dividends declared on common stock	(319)	(244)

Balance at end of period	13,564	11,167

Treasury Stock, at Cost
Balance at beginning of period	(47)	(42)
Treasury stock acquired	(800)	—
Return of shares under incentive and stock compensation plans to treasury stock	(12)	(4)

Balance at end of period	(859)	(46)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	178	90
Total other comprehensive loss	(779)	(1,014)

Balance at end of period	(601)	(924)

Total stockholders’ equity	$18,648	$15,383

Outstanding Shares (in thousands)
Balance at beginning of period	323,315	302,152
Treasury stock acquired	(8,439)	—
Issuance of shares under incentive and stock compensation plans and other	2,831	2,025
Return of shares under incentive and stock compensation plans to treasury stock	(130)	(46)

Balance at end of period	317,577	304,131

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net income	$627	$476	$1,503	$1,204

Other Comprehensive Income (Loss)
Change in net unrealized gain/loss on securities	(700)	(409)	(746)	(884)
Change in net gain/loss on cash-flow hedging instruments	(95)	(111)	(68)	(199)
Change in foreign currency translation adjustments	2	53	11	69
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	15	—	24	—

Total other comprehensive loss	(778)	(467)	(779)	(1,014)

Total comprehensive income (loss)	$(151)	$9	$724	$190

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2007	2006
	(Unaudited)
Operating Activities
Net income	$1,503	$1,204
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,709	1,646
Additions to deferred policy acquisition costs and present value of future profits	(2,117)	(2,062)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	677	108
Reinsurance recoverables	425	1,092
Receivables and other assets	(408)	(35)
Payables and accruals	465	(470)
Accrued and deferred income taxes	285	211
Net realized capital losses	202	300
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	3,790	1,966
Net increase in equity securities, held for trading	(3,532)	(2,072)
Depreciation and amortization	282	318
Other, net	(334)	318

Net cash provided by operating activities	2,947	2,524
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	18,897	16,165
Equity securities, available-for-sale	381	118
Mortgage loans	913	186
Partnerships	178	94
Payments for the purchase of:
Fixed maturities, available-for-sale	(21,022)	(17,913)
Equity securities, available-for-sale	(651)	(299)
Mortgage loans	(2,485)	(1,008)
Partnerships	(653)	(500)
Change in policy loans, net	—	(94)
Change in payables for collateral under securities lending, net	1,729	408
Change in all other securities, net	(355)	(481)
Additions to property and equipment, net	(90)	(65)

Net cash used for investing activities	(3,158)	(3,389)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	16,618	13,255
Withdrawals and other deductions from investment and universal life-type contracts	(15,101)	(13,370)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	(683)	846
Issuance of long-term debt	495	—
Repayment/maturity of long-term debt	—	(515)
Change in short-term debt	(200)	515
Proceeds from issuance of consumer notes	330	—
Proceeds from issuance of shares under incentive and stock compensation plans, net	144	75
Excess tax benefits on stock-based compensation	14	27
Treasury stock acquired	(800)	—
Return of shares under incentive and stock compensation plans to treasury stock	(12)	(4)
Dividends paid	(323)	(212)

Net cash provided by financing activities	482	617
Foreign exchange rate effect on cash	(71)	56
Net increase (decrease) in cash	200	(192)
Cash — beginning of period	1,424	1,273

Cash — end of period	$1,624	$1,081

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Period For:
Income taxes	$277	$28
Interest	$120	$136
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
The accompanying condensed consolidated financial statements and notes as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2006 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
The most significant estimates include those used in determining property and casualty reserves for unpaid losses and loss adjustment expenses, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; living benefits required to be fair valued; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
Adoption of New Accounting Standards
Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

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
Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.
In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). This statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. SOP 07-1 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.
Income Taxes
The effective tax rate for the three months ended June 30, 2007 and 2006 was 25% and 21%, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 27% and 24%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, the utilization of capital loss carry forwards at the mutual fund level and appropriate levels of taxable income.
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

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common shareholders	$627	316.8	$1.98	$1,503	318.2	$4.72

Diluted Earnings per Share
Stock compensation plans	—	2.8		—	3.0

Net income available to common shareholders plus assumed conversions	$627	319.6	$1.96	$1,503	321.2	$4.68

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common shareholders	$476	303.3	$1.57	$1,204	302.8	$3.98

Diluted Earnings per Share
Stock compensation plans	—	3.0		—	3.0
Equity units	—	6.0		—	5.8

Net income available to common shareholders plus assumed conversions	$476	312.3	$1.52	$1,204	311.6	$3.86

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the allocation of credit risk charges were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Retail
Realized gains (losses)	$4	$8	$8	$17
Credit risk fees	(6)	(7)	(13)	(13)
Retirement Plans
Realized gains (losses)	2	2	3	5
Credit risk fees	(2)	(2)	(4)	(4)
Institutional
Realized gains (losses)	4	4	9	8
Credit risk fees	(8)	(5)	(16)	(11)
Individual Life
Realized gains (losses)	1	2	1	5
Credit risk fees	(3)	(1)	(5)	(3)
Group Benefits
Realized gains (losses)	2	1	3	2
Credit risk fees	(3)	(3)	(6)	(5)
International
Realized gains (losses)	—	—	—	—
Credit risk fees	—	—	(1)	(1)
Other
Realized gains (losses)	(13)	(17)	(24)	(37)
Credit risk fees	22	18	45	37

Total	$—	$—	$—	$—

Property & Casualty
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended June 30, 2007 and 2006, AARP accounted for earned premiums of $663 and $612, respectively, in Personal Lines. For the six months ended June 30, 2007 and 2006, AARP accounted for earned premiums of $1.3 billion and $1.2 billion, respectively, in Personal Lines.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Earned premiums assumed (ceded) under the intersegment arrangements and retention were as follows:

Net assumed (ceded) earned premiums under	Three Months Ended		Six Months Ended
intersegment arrangements and retention	June 30,		June 30,
	2007	2006	2007	2006

Business Insurance	$(14)	$(20)	$(28)	$(40)
Personal Lines	(1)	(5)	(3)	(12)
Specialty Commercial	15	25	31	52

Total	$—	$—	$—	$—

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
Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Life
Retail	$965	$867	$1,869	$1,717
Retirement Plans	150	131	293	268
Institutional	548	367	1,065	885
Individual Life	289	275	574	546
Group Benefits	1,207	1,129	2,408	2,261
International	216	184	422	364
Other	(126)	(75)	(21)	(132)

Total Life segment revenues	3,249	2,878	6,610	5,909
Net investment income on equity securities, held for trading [1]	1,234	(970)	1,444	(516)

Total Life	4,483	1,908	8,054	5,393
Property & Casualty
Ongoing Operations
Earned premiums
Business Insurance	1,281	1,268	2,573	2,531
Personal Lines	967	939	1,920	1,858
Specialty Commercial	373	399	751	782

Total Ongoing Operations earned premiums	2,621	2,606	5,244	5,171
Other Operations earned premiums	1	1	1	2
Net investment income	446	365	859	722
Other revenues [2]	124	114	242	237
Net realized capital losses	(24)	(29)	(1)	(24)

Total Property & Casualty	3,168	3,057	6,345	6,108
Corporate	9	6	20	13

Total	$7,660	$4,971	$14,419	$11,514

[1]	Management does not include net investment income and the mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business in its International segment revenues since corresponding amounts credited to policyholders are included within benefits, losses and loss adjustment expenses.

[2]	Represents servicing revenue.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Life
Retail	$199	$166	$388	$342
Retirement Plans	26	22	49	43
Institutional	29	29	62	51
Individual Life	44	48	90	93
Group Benefits	87	74	153	142
International	59	52	113	98
Other	(126)	(83)	(99)	(115)

Total Life	318	308	756	654
Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	134	197	258	331
Personal Lines	84	126	214	232
Specialty Commercial	(1)	(43)	38	4

Total Ongoing Operations underwriting results	217	280	510	567
Net servicing and other income [1]	14	12	25	30
Net investment income	385	296	736	587
Net realized capital losses	(18)	(31)	(1)	(26)
Other expenses	(56)	(75)	(116)	(128)
Income tax expense	(158)	(142)	(341)	(301)

Ongoing Operations	384	340	813	729
Other Operations	(40)	(124)	(8)	(89)

Total Property & Casualty	344	216	805	640
Corporate	(35)	(48)	(58)	(90)

Net income	$627	$476	$1,503	$1,204

[1]	Net of expenses related to service business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments

	June 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$9,666	$38	$(63)	$9,641	$7,924	$54	$(53)	$7,925
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,224	12	(10)	1,226	1,184	17	(8)	1,193
Non-agency backed	291	—	(3)	288	116	—	(1)	115
Commercial mortgage-backed securities (“CMBS”)
Agency backed	731	2	(11)	722	756	12	(1)	767
Non-agency backed	17,144	141	(338)	16,947	15,823	220	(144)	15,899
Corporate	33,158	838	(591)	33,405	35,069	1,193	(371)	35,891
Government/Government agencies
Foreign	977	53	(17)	1,013	1,213	87	(6)	1,294
United States	1,161	8	(16)	1,153	848	5	(7)	846
Mortgage-backed securities (“MBS”)
Agency backed	3,148	3	(78)	3,073	2,742	5	(45)	2,702
States, municipalities and political subdivisions	12,367	324	(122)	12,569	11,897	536	(27)	12,406
Redeemable preferred stock	9	—	—	9	36	—	—	36
Short-term	1,590	—	—	1,590	1,681	—	—	1,681

Total fixed maturities	$81,466	$1,419	$(1,249)	$81,636	$79,289	$2,129	$(663)	$80,755

As of June 30, 2007 and December 31, 2006, under terms of securities lending programs, the fair value of loaned securities was approximately $3.9 billion and $2.2 billion, respectively, and was included in fixed maturities in the condensed consolidated balance sheets.
Variable Interest Entities
During the three months ended June 30, 2007, the Company invested $120 in two newly established collateralized debt obligations (“CDOs”) where the Company is not the primary beneficiary and therefore is not required to consolidate these variable interest entities. Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford, serves as collateral manager to the CDOs. The Company’s maximum exposure to loss is limited to its direct investment in those structures. Creditors have recourse only to the assets of the CDOs and not to the general credit of the Company. The Company’s maximum exposure to loss from consolidated and non-consolidated CDO VIEs managed by HIMCO was $386 as of June 30, 2007.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting.
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

	June 30, 2007		December 31, 2006
	Asset	Liability	Asset	Liability
	Values	Values	Values	Values

Other investments	$314	$—	$287	$—
Reinsurance recoverables	20	—	—	22
Other policyholder funds and benefits payable	1	61	53	1
Other liabilities	—	984	—	772

Total	$335	$1,045	$340	$795

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2007 and December 31, 2006. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Cash-flow hedge	$6,403	$(462)	$7,964	$(392)
Fair-value hedge	5,022	44	4,338	1
Other investment and risk management activities	101,239	(292)	73,542	(64)

Total	$112,664	$(710)	$85,844	$(455)

The increase in notional amount since December 31, 2006, is primarily due to an increase in derivatives associated with the guaranteed minimum withdrawal benefit (“GMWB”) rider as a result of additional product sales as well as the related hedging derivatives. The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. For further discussion on the GMWB rider, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended June 30, 2007, the Company entered into a swap contract to hedge certain risk components for the remaining term of a block of non-reinsured GMWB riders. As of June 30, 2007, this swap had a notional value of $9 billion and a market value of $(21). Due to the significance of the non-observable inputs associated with pricing this derivative, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Financial Statements. The deferred loss of $32 will be recognized in retained earnings upon adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) or in earnings if the non-observable inputs in the derivative price become observable prior to the adoption of SFAS No. 157.
During the first quarter of 2007, the Company launched a new rider that is attached to certain Japanese variable annuity contracts that provide the contract holder a guaranteed minimum accumulation benefit (“GMAB”), which is accounted for as an embedded derivative. As of June 30, 2007, the notional related to the GMAB embedded derivatives was $1.3 billion with an asset value of $1, respectively.
The decrease in net fair value of derivative instruments since December 31, 2006 was primarily related to decreases in fair value of the embedded GMWB rider derivative and related hedging derivatives, derivatives hedging cash flow variability of floating rate securities, and the Japanese fixed annuity hedging instruments, partially offset by sales of certain foreign currency swaps that were in loss positions as well as the fair value associated with the initial cost of the put option agreement related to the Company’s contingent capital facility. The GMWB rider embedded derivative decreased in value primarily due to liability model assumption updates made during the second quarter to reflect newly reliable market inputs for volatility and model refinements. Derivatives hedging changes in cash flow variability of floating rate securities declined in value as a result of an increase in interest rates. The Japanese fixed annuity contract hedging instruments decreased in value primarily due to depreciation of the yen in comparison to the U.S. dollar as well as an increase in Japanese interest rates. The fair value of foreign currency swaps hedging foreign bonds increased primarily as a result of the sale of certain swaps that were in loss positions due to the weakening of the U.S. dollar in comparison to certain foreign currencies.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
For the three and six months ended June 30, 2007, after-tax net gains (losses) representing the total ineffectiveness of all cash-flow hedges were $(1) and less than $1, respectively. For the three and six months ended June 30, 2006, after-tax net losses representing the total ineffectiveness of all cash-flow hedges were $(5) and $(10), respectively. For the three and six months ended June 30, 2007, after-tax net losses representing the total ineffectiveness of all fair-value hedges were $(3). For the three and six months ended June 30, 2006, after-tax net gains representing the total ineffectiveness of all fair-value hedges were less than $1.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). These non-qualifying strategies resulted in after-tax net losses of $(168) and $(158), respectively, for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2007, net losses were primarily comprised of net losses on GMWB rider embedded derivatives due to liability model assumption updates made during the second quarter to reflect newly reliable market inputs for volatility and model refinements, the Japanese fixed annuity hedging instruments due to the yen depreciating against the U.S. dollar as well as an increase in Japanese interest rates, and credit default swaps due to credit spread widening, partially offset by net gains on interest rate derivatives used to manage portfolio duration due to an increase in interest rates.
For the three and six months ended June 30, 2006, non-qualifying strategies resulted in after-tax net losses of $(20) and $(82), respectively. For the three months ended June 30, 2006, losses were predominantly comprised of net losses associated with GMWB rider and hedging derivatives primarily driven by modeling refinements and net losses on non-qualifying currency derivatives primarily due to the weakening of the U.S. dollar compared to other major currencies, partially offset by net gains on the Japanese fixed annuity hedging instruments primarily due to the yen strengthening against the U.S. dollar. For the six months ended June 30, 2006, losses were largely comprised of net losses on GMWB rider and hedging derivatives primarily driven by modeling refinements, losses on non-qualifying interest rate derivatives due to an increase in interest rates, losses on non-qualifying currency derivatives due to the U.S. dollar weakening against other major currencies, and net losses on the Japanese fixed annuity hedging instruments primarily due to an increase in Japan interest rates.
As of June 30, 2007, the after-tax deferred net losses on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(19). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and six months ended June 30, 2007 and 2006, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits by Life and Property & Casualty were as follows:
Life

	2007	2006

Balance, January 1, before cumulative effect of accounting change, pre-tax	$9,071	$8,568
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	(79)	—

Balance, January 1, as adjusted	8,992	8,568
Deferred costs	1,046	979
Amortization – Deferred policy acquisition costs and present value of future profits	(653)	(605)
Adjustments to unrealized gains and losses on securities, available-for-sale and other	186	377
Effect of currency translation adjustment	(54)	44

Balance, June 30	$9,517	$9,363

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.
Property & Casualty

	2007	2006

Balance, January 1	$1,197	$1,134
Deferred costs	1,071	1,083
Amortization – Deferred policy acquisition costs	(1,056)	(1,041)

Balance, June 30	$1,212	$1,176

6. Separate Accounts, Death Benefits and Living Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and six months ended June 30, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Guaranteed minimum death and income benefits are offered in various forms as described in further detail throughout this Note. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Effective April 1, 2006, the Company began reinsuring certain of its death benefit guarantees associated with the in-force block of variable annuity products offered in Japan. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefits (“GMIB”) liability balance sold with annuity products are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB [1]

Liability balance as of December 31, 2006	$475	$35
Incurred	72	8
Paid	(44)	(1)
Currency translation adjustment	—	(1)

Liability balance as of June 30, 2007	$503	$41

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $328 as of June 30, 2007. The reinsurance recoverable asset related to the Japan GMDB was $6 as of June 30, 2007.

	U.S. GMDB [1]	Japan GMDB/GMIB [1]

Liability balance as of December 31, 2005	$158	$50
Incurred	62	17
Paid	(55)	(1)
Currency translation adjustment	—	2

Liability balance as June 30, 2006	$165	$68

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $35 as of June 30, 2006. The reinsurance recoverable asset related to the Japan GMDB was $2 as of June 30, 2006.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Living Benefit Features (continued)
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in reserve for future policy benefits in the Company’s condensed consolidated balance sheets. Changes in the GMDB and GMIB liability are recorded in benefits, losses and loss adjustment expenses in the Company’s condensed consolidated statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2007:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$52,277	$3,183	$289	65
With 5% rollup [2]	3,726	267	54	64
With Earnings Protection Benefit Rider (“EPB”) [3]	5,784	584	92	62
With 5% rollup & EPB	1,427	168	32	63

Total MAV	63,214	4,202	467
Asset Protection Benefit (“APB”) [4]	41,570	111	57	62
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	7,371	22	22	61
Reset [6] (5-7 years)	6,690	132	132	66
Return of Premium [7]/Other	10,415	23	23	56

Subtotal U.S. Guaranteed Minimum Death Benefits	129,260	4,490	701	63
Japan Guaranteed Minimum Death and Income Benefit [8]	32,050	36	14	66

Total at June 30, 2007	$161,310	$4,526	$715

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value or MAV, net premiums paid, or a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $24.4 billion and $22.6 billion as of June 30, 2007 and December 31, 2006, respectively.
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
The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Living Benefit Features (continued)
charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility”; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. During the second quarter of 2007, the Company reflected newly reliable market inputs for volatility on Standard and Poor’s (“S&P”) 500, National Association of Securities Dealers Automated Quotations (“NASDAQ”) and Europe, Australasia and Far East (“EAFE”) index options. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ and EAFE index options resulted in an increase to the GMWB embedded derivative liability of $67, net of reinsurance. The impact to net income including other changes in assumptions and modeling refinements, including those for dynamic lapse behavior and correlations of market returns across underlying indices, and after DAC amortization and taxes was a loss of $37, net of reinsurance.
As of June 30, 2007 and December 31, 2006, the embedded derivative (liability) asset recorded for GMWB, before reinsurance or hedging, was $(56) and $53, respectively. For the six months ended June 30, 2007 and 2006, the change in value of the GMWB, before reinsurance and hedging, reported in realized (losses) gains was ($62) and $95, respectively. For the three months ended June 30, 2007 and 2006, the change in value of the GMWB, before reinsurance and hedging, reported in realized (losses) gains was ($128) and $11, respectively. There were no benefit payments made for the GMWB during 2007 or 2006.
As of June 30, 2007 and December 31, 2006, $43.9 billion, or 80%, and $37.3 billion, or 77%, respectively, of account value, representing substantially all of the contracts written after July 2003 with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. During the second quarter of 2007 as part of the Company’s risk management strategy, the Company purchased a swap contract which hedges certain risk components associated with $9 billion of notional value of the GMWB liability. The Company also uses other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures, S&P and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of June 30, 2007 and December 31, 2006 was $41.6 billion and $37.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of June 30, 2007 and December 31, 2006, was $10 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $10.
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
Broker Compensation Litigation – Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. In April 2007, the district court granted the defendants’ motions to dismiss the Sherman Act and RICO claims, dismissed the consolidated actions without prejudice, and established a schedule for the plaintiffs to file any amended complaints. The plaintiffs filed their second consolidated amended complaints in May 2007, and the defendants thereafter renewed their motions to dismiss. The Company also has been named in two similar actions filed in state courts, which were removed to federal court and transferred to the court presiding over the multidistrict litigation. These actions have been stayed pending a decision on the renewed motions to dismiss in the multidistrict litigation.
The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions. The plaintiffs have appealed that decision. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005, and the plaintiffs have agreed to stay further proceedings until after the resolution of the appeal from the dismissal of the securities action.
Fair Credit Reporting Act Class Action – In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. Based on the number of claim forms received in connection with the settlement, management estimates that the Company will be required to establish a settlement fund of $90 in satisfaction of the Company’s obligations under the terms of the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, but management believes it is probable that the Company’s coverage position ultimately will be sustained. In 2006, the Company accrued $10, the amount of the self-insured retention, which reflects the amount that management believes to be the Company’s ultimate liability under the settlement net of insurance.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Commitments and Contingencies (continued)
Call-Center Patent Litigation – In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case is being transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. The Company disputes the allegations and intends to defend this action vigorously.
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
Regulatory Developments
On July 23, 2007, the Company entered into an agreement (the “Agreement”) with the New York Attorney General’s Office, the Connecticut Attorney General’s Office, and the Illinois Attorney General’s Office to resolve (i) the previously disclosed investigations by these Attorneys General regarding the Company’s compensation agreements with brokers, alleged participation in arrangements to submit inflated bids, compensation arrangements in connection with the administration of workers compensation plans and reporting of workers compensation premium, participation in finite reinsurance transactions, sale of fixed and individual annuities used to fund structured settlements, and marketing and sale of individual and group variable annuity products and (ii) the previously disclosed investigation by the New York Attorney General’s Office of aspects of the Company’s variable annuity and mutual fund operations related to market timing. In light of the Agreement, the Staff of the Securities and Exchange Commission has informed the Company that it has determined to conclude its previously disclosed investigation into market timing without recommending any enforcement action.
Under the terms of the Agreement, the Company will pay $115, of which $84 represents restitution for market timing, $5 represents restitution for issues relating to the compensation of brokers, and $26 is a civil penalty. After taking into account previously established reserves, the Company incurred a charge of $30, after-tax, in the second quarter of 2007 for the costs associated with the settlement. Also pursuant to the terms of the Agreement, the Company agreed to certain conduct remedies, including, among other things, a ban on paying contingent compensation with respect to any line of property and casualty insurance in which insurers that do not pay contingent compensation, together with those that have entered into similar settlement agreements, collectively represent at least 65% of the market.
The Company has announced that it will implement a new program for 2008 to compensate property and casualty agents and brokers for their performance in personal and standard commercial lines of insurance. Under this new supplemental commission program, the Company will pay a fixed commission that is based, among other things, on the agent’s or broker’s past performance. At this time, it is not possible to predict with certainty the effect, if any, of this new commission program on the Company’s sales of insurance in these lines.
On May 22, 2007, the Company received a subpoena from the Connecticut Attorney General’s Office requesting information relating to the Company’s participation in certain reinsurance facilities. The Company exited the reinsurance market in 2003. The Company is cooperating fully with the Connecticut Attorney General’s Office in this matter.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the six months ended June 30, 2007 and 2006 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Service cost	$61	$64	$3	$5
Interest cost	103	96	11	11
Expected return on plan assets	(140)	(120)	(4)	(4)
Amortization of prior service cost	(6)	(7)	(3)	(11)
Amortization of actuarial net losses	50	44	—	—

Net periodic benefit cost	$68	$77	$7	$1

Employer contributions
In May 2007, the Company, at its discretion, made a $120 contribution to the U.S. qualified defined benefit pension plan (the “Plan”). For 2007, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans is expected to be immaterial.
9. Stock Compensation Plans
The Company has two primary stock-based compensation plans, The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $39 and $28 for the six months ended June 30, 2007 and 2006, respectively. The income tax benefit recognized for stock-based compensation plans was $13 and $9 for the six months ended June 30, 2007 and 2006, respectively. The Company did not capitalize any cost of stock-based compensation. As of June 30, 2007, the total compensation cost related to non-vested awards not yet recognized was $103, which is expected to be recognized over a weighted average period of 2.2 years.
10. Debt
On March 9, 2007, The Hartford issued $500 of 5.375% senior notes due March 15, 2017.
Consumer Notes
As of June 30, 2007, and December 31, 2006, $588 and $258 of consumer notes had been issued. As of June 30, 2007, these consumer notes have interest rates ranging from 4.4% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three and six months ended June 30, 2007, interest credited to holders of consumer notes was $6 and $11, respectively.
Capital Lease Obligation
In the second quarter of 2007, the Company recorded a capital lease of $114. The capital lease obligation is included in long-term debt in the condensed consolidated balance sheet as of June 30, 2007. The minimum lease payments under the capital lease arrangement are approximately $27 in each of 2008, 2009 and 2010 with a firm commitment to purchase the leased asset on January 1, 2010 for $46.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2007, compared with December 31, 2006, and its results of operations for the three and six months ended June 30, 2007, compared to the equivalent 2006 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2006 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those referenced in Part II, Item 1A, Risk Factors as well as Part I, Item 1A, Risk Factors in The Hartford’s 2006 Form 10-K Annual Report. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.

INDEX

Overview	25
Critical Accounting Estimates	26
Consolidated Results of Operations	29
Life	32
Retail	38
Retirement Plans	40
Institutional	41
Individual Life	42
Group Benefits	43
International	45
Other	46
Property & Casualty	47
Total Property & Casualty	55
Ongoing Operations	56
Business Insurance	61
Personal Lines	65
Specialty Commercial	70
Other Operations (Including Asbestos and Environmental Claims)	73
Investments	79
Investment Credit Risk	84
Capital Markets Risk Management	88
Capital Resources and Liquidity	91
Accounting Standards	96

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
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 32. For further overview of Property & Casualty’s profitability and analysis, see page 47.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves for unpaid losses and loss adjustment expenses, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; living benefits required to be fair valued; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of the critical accounting estimates not discussed below, see MD&A in The Hartford’s 2006 Form 10-K Annual Report.
Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life’s deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death and income benefits. At June 30, 2007 and December 31, 2006, the carrying value of the Company’s Life DAC asset was $9.5 billion and $9.1 billion, respectively. At June 30, 2007 and December 31, 2006, the carrying value of the Company’s sales inducement asset was $430 and $397, respectively. At June 30, 2007 and December 31, 2006, the carrying value of the Company’s unearned revenue reserve was $987 and $842, respectively. At June 30, 2007 and December 31, 2006, the carrying value of the Company’s guaranteed minimum death and income benefits reserves were $544 and $510, respectively. The specific breakdown of certain critical balances by segment are as follows:

	Individual Variable		Individual Variable		Individual
	Annuities		Annuities - Japan		Life
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006	2007	2006

DAC	$4,423	$4,362	$1,492	$1,430	$2,165	$2,070
Sales Inducements	$313	$307	$4	$2	$14	$—
URR	$106	$98	$—	$—	$720	$605
GMDB/GMIB	$503	$475	$41	$35	$—	$—

For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three and six months ended June 30, 2007 was a decrease to amortization of $7 and $6, respectively. The true-up recorded for the three and six months ended June 30, 2006 was an increase to amortization of $16 and $25, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8.0% (after fund fees, but before mortality and expense charges) for U.S. products and 5.0% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product.

Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
During the fourth quarter of 2006, the Company refined its estimation process for gross profits and completed a comprehensive study of the underlying assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits in the third quarter of 2007 and at least annually thereafter.
Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the guaranteed minimum death and income benefit reserving models. The DAC asset as well as the sales inducement asset, unearned revenue reserves and guaranteed minimum death and income benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates of account value growth and EGPs. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates of account value growth and EGPs.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality, and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as market, product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs.
Sensitivity Analysis
The Company performs sensitivity analyses with respect to the effect certain assumptions have on EGPs and the related DAC, sales inducement, unearned revenue reserve and guaranteed minimum death and income benefit reserve balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective EGP-related balances in total. The following tables depict the estimated sensitivities for U.S. variable annuities and Japan variable annuities:
U.S. Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits.	balances if unlocked
Decreasing separate account returns and increasing lapse rates generally result in charges.)	(after-tax) [1] [3] [6]

If actual separate account returns were 1% above or below our aggregated estimated return	$25 - $35 [4]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$20 - $30 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$80 - $100
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$60 - $80 [2][7]

Japan Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits.	balances if unlocked
Decreasing separate account returns and increasing lapse rates generally result in charges.)	(after-tax) [1] [3] [6]

If actual separate account returns were 1% above or below our aggregated estimated return	$1 - $5 [5]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$1 - $5 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$5 - $15
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$4 - $14 [2]

[1]	These sensitivities are reflective of the results of our 2006 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from the date of our 2006 assumption study, which was completed on October 1, 2006. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases and are most accurate for small changes in assumptions. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products. Actual lapses for U.S. variable annuities and Japan variable annuities for the period from October 1, 2006 to June 30, 2007 have not been significantly different from our estimated aggregate lapse rate for the same period.

[3]	These sensitivities exclude the impact of a DAC unlock in Life Other that will be predominantly driven by estimates of future realized gains and losses on GMWB.

[4]	The overall actual return generated by the U.S. variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in U.S. equity markets, the Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,503 on June 29, 2007, a 12.5% increase from the October 1, 2006 close of 1,336), although no assurance can be provided that this correlation will continue in the future. The actual separate account return, for U.S. variable annuities during the period from October 1, 2006 to June 30, 2007 was 12.8%. For the nine months ended June 30, 2007, since our last assumption study, this separate account return was 6.8% above our aggregated estimated return for the same period.

[5]	The overall actual return generated by the Japan variable annuity separate accounts is influenced by the wide variety of variable annuity products offered in Japan as well as the wide variety of funds offered within the sub-accounts of those products. The actual return is also dependent upon the relative mix of the underlying sub-accounts among the funds. Unlike in the U.S., there is no global index or market that reasonably correlates with the overall Japan actual separate account fund performance. The actual separate account return for Japan variable annuities during the period from October 1, 2006 to June 30, 2007 was 8.5%. For the nine months ended June 30, 2007, since our last assumption study, this separate account return was 4.8% above our aggregated estimated return for the same period.

[6]	In addition to the impact of the sensitivities above, during the third quarter of 2007, the Company expects to estimate gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to a single deterministic estimation. The estimated impact of this change in estimation could be a benefit of $10 to $20, after-tax for Japan variable annuities and $10 to $20, after-tax, for U.S. variable annuities.

[7]	As part of its continual enhancement to its assumption setting processes and in connection with its on-going assumption study, to be completed in the third quarter of 2007, the Company is considering the inclusion of dynamic lapse behavior assumptions. As a result of the on-going nature of the Company’s assumption study, at this time, the Company is not able to quantify the impact of this assumption change. Due to the sensitivity of the unlock to changes in future lapse rates and the nature of the assumption change, the impact could be significant and is likely to be a benefit.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2007, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 60% and 73%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable.
Living Benefits Required to be Fair Valued
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company also offers a guaranteed minimum accumulation benefit (“GMAB”) with a variable annuity product offered in Japan. As of June 30, 2007, the fair value of the GMAB is immaterial. The fair value of the GMWB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB.

For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of increasing the value of the GMWB embedded derivative liability as of June 30, 2007 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future increasing mortality, future increasing usage of the step-up feature and decreases in lapses will all have the effect of increasing the value of the GMWB embedded derivative liability as of June 30, 2007 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of decreasing the value of the GMWB embedded derivative liability as of June 30, 2007 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. During the second quarter of 2007, the Company reflected newly reliable market inputs for volatility on S&P 500, NASDAQ and EAFE index options. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ and EAFE index options resulted in an increase to the GMWB embedded derivative liability of $67, net of reinsurance. The impact to net income including other changes in assumptions and modeling refinements, including those for dynamic lapse behavior and correlations of market returns across underlying indices, after DAC amortization and taxes was a loss of $37, net of reinsurance. Upon adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (SFAS 157) the Company will revise many of the assumptions used to value GMWB. See Note 1 in Notes to Consolidated Financial Statements included in The Hartford’s 2006 10-K Annual Report for a discussion of SFAS 157.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Earned premiums	$3,867	$3,688	5%	$7,698	$7,527	2%
Fee income	1,346	1,159	16%	2,628	2,280	15%
Net investment income
Securities, available-for-sale and other	1,336	1,158	15%	2,609	2,285	14%
Equity securities, held for trading [1]	1,234	(970)	NM	1,444	(516)	NM

Total net investment income	2,570	188	NM	4,053	1,769	129%
Other revenues	125	115	9%	242	238	2%
Net realized capital losses	(248)	(179)	(39%)	(202)	(300)	33%

Total revenues	7,660	4,971	54%	14,419	11,514	25%
Benefits, losses and loss adjustment expenses [1]	4,778	2,471	93%	8,321	6,250	33%
Amortization of deferred policy acquisition costs and present value of future profits	837	829	1%	1,709	1,646	4%
Insurance operating costs and expenses	965	799	23%	1,853	1,526	23%
Interest expense	66	71	(7%)	129	137	(6%)
Other expenses	177	196	(20%)	358	366	(8%)

Total benefits, losses and expenses	6,823	4,366	56%	12,370	9,925	25%
Income before income taxes	837	605	38%	2,049	1,589	29%
Income tax expense	210	129	63%	546	385	42%

Net income	$627	$476	32%	$1,503	$1,204	25%

[1]	Includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income increased primarily due to increases in Property & Casualty of $128 and $165, respectively, and in Life of $10 and $102, respectively, for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.
Property & Casualty net income for the three and six months ended June 30, 2007 increased due to a decrease in Other Operations’ net loss of $84 and $81, respectively, and an increase in Ongoing Operations’ net income of $44 and $84, respectively.
•	Ongoing Operations net income increased primarily due to an increase in net investment income and a decrease in current accident year catastrophe losses, partially offset by a decrease in current accident year underwriting results before catastrophes. Net investment income increased primarily because of a higher average invested assets base due to positive operating cash flows, income earned from a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in returns on limited partnership investments. The decrease in current accident year underwriting results before catastrophes was primarily due to an increase in non-catastrophe property loss costs and an increase in insurance operating costs and expenses.
•	Other Operations’ net loss decreased primarily due to a decrease in unfavorable prior accident year reserve development. Reserve development for the three and six months ended June 30, 2007 included an increase in reserves of $99, principally as a result of an adverse arbitration decision. For the comparable three and six month period ended June 30, 2006, reserve development included a reserve increase of $243 as a result of the agreement with Equitas and the Company’s evaluation of the collectibility of the reinsurance recoverables and adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment.
Life’s net income increased for the three and six months ended June 30, 2007 as compared to the prior year comparable periods. Net income increased in all of Life’s reportable operating segments for the three and six months ended June 30, 2007, except Individual Life where net income decreased in both periods and in Institutional where net income was flat for the three months ended June 30, 2007 as compared to the prior year comparable period. The increases were primarily due to the following:
•	Retail net income increased $33 and $46 for the three and six months ended June 30, 2007, respectively, primarily due to higher fee income from growth in variable annuity and mutual fund assets under management partially offset by increased asset based commissions and non-deferrable mutual fund commissions on increased mutual fund sales.
•	Group Benefits net income increased 18% and 8% for the three and six months ended June 30, 2007, respectively, due to higher earned premiums and net investment income partially offset by increased amortization of DAC due to the adoption of SOP 05-1. Also contributing to the higher net income was a gain from a renewal rights agreement associated with the medical stop loss business and a change in assumptions underlying the valuation of long term disability claims incurred in 2007.
•	Net income in International increased primarily driven by increased fees from an increase in assets under management of the Japan annuity business.
•	Retirement Plans net income increased 18% and 14% for the three and six months ended June 30, 2007, respectively, primarily driven by 401(k) fees attributable to growth in assets under management and increased partnership income, partially offset by increased trail commissions.
•	Institutional earnings remained flat for the three months ended June 30, 2007, but increased 22% for the six months ended June 30, 2007, driven by partnership income and the release of certain premium tax accruals in the first quarter of 2007.
•	Realized losses in Life Other decreased for the six months ended June 30, 2007 as compared to the prior year comparable period primarily due to net gains on sales of investment in 2007 as compared to net losses in 2006 and a decline in net losses on Japan fixed annuity hedges, partially offset by realized losses from model refinements and changes in model assumptions to reflect newly reliable market inputs for volatility in the GMWB liability valuation.
Partially offsetting the increase in Life’s net income were the following:
•	Individual Life net income decreased 8% and 3% for the three and six months ended June 30, 2007, respectively, primarily driven by unfavorable mortality volatility in the second quarter of 2007 as compared to the prior 2006 period and favorable net DAC revisions recorded in the first and second quarter of 2006 partially offset by growth in life insurance in-force.
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.
•	Realized losses in Life Other increased for the three months ended June 30, 2007 as compared to the prior year comparable period primarily due to realized losses from model refinements and changes in model assumptions to reflect newly reliable market inputs for volatility in the GMWB liability valuation.
Also included in the three and six months ended June 30, 2007 is an increase in reserve for regulatory matters of $30, after-tax, of which $21 and $9 relates to Life and Property & Casualty, respectively.
Income Taxes
The effective tax rate for the three months ended June 30, 2007 and 2006 was 25% and 21%, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 27% and 24%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, the utilization of capital loss carry forwards at the mutual fund level and appropriate levels of taxable income.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate accounts investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds.
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
Segment Results
The following is a summary of net income for each of Life’s segments, Total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.
Net Income (Loss)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Life
Retail	$199	$166	20%	$388	$342	13%
Retirement Plans	26	22	18%	49	43	14%
Institutional	29	29	—	62	51	22%
Individual Life	44	48	(8%)	90	93	(3%)
Group Benefits	87	74	18%	153	142	8%
International	59	52	13%	113	98	15%
Other	(126)	(83)	(52%)	(99)	(115)	14%

Total Life	318	308	3%	756	654	16%

Property & Casualty
Ongoing Operations	384	340	13%	813	729	12%
Other Operations	(40)	(124)	68%	(8)	(89)	91%

Total Property & Casualty	344	216	60%	805	640	26%
Corporate	(35)	(48)	27%	(58)	(90)	36%

Net income	$627	$476	32%	$1,503	$1,204	25%

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
Underwriting Results (before-tax)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Business Insurance	$134	$197	(32%)	$258	$331	(22%)
Personal Lines	84	126	(33%)	214	232	(8%)
Specialty Commercial	(1)	(43)	98%	38	4	NM

Total Ongoing Operations	$217	$280	(23%)	$510	$567	(10%)

Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section of each segment discussion within MD&A. The “Outlook” sections contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each “Outlook” section, in Item 1A, Risk Factors in The Hartford’s 2006 Form 10-K Annual Report, and in Part II, Item 1A of the Hartford’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007.

LIFE
Executive Overview
Life is organized into six reportable operating segments: Retail, Retirement Plans, Institutional, Individual Life, Group Benefits and International. Life provides investment and retirement products, such as variable and fixed annuities, mutual funds and retirement plan services and other institutional investment products, such as structured settlements; individual and private-placement life insurance and products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors, see MD&A in The Hartford’s 2006 Form 10-K Annual Report.

Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis. For individual life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable equity market performance will have a favorable impact on fee income. Conversely, either negative net flows or net sales, or unfavorable equity market performance will reduce fee income generated from investment type contracts.
Product/Key Indicator Information

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

United States Individual Variable Annuities

Account value, beginning of period	$115,330	$108,695	$114,365	$105,314
Net flows	(419)	(638)	(1,002)	(1,466)
Change in market value and other	6,618	(1,833)	8,166	2,376

Account value, end of period	$121,529	$106,224	$121,529	$106,224

Retail Mutual Funds

Assets under management, beginning of period	$40,921	$31,988	$38,536	$29,063
Net sales	1,749	1,389	3,634	2,917
Change in market value and other	2,974	(766)	3,474	631

Assets under management, end of period	$45,644	$32,611	$45,644	$32,611

Retirement Plans

Account value, beginning of period	$24,732	$20,465	$23,575	$19,317
Net flows	300	541	1,077	1,395
Change in market value and other	1,223	(266)	1,603	28

Account value, end of period	$26,255	$20,740	$26,255	$20,740

Individual Life Insurance

Variable universal life account value, end of period	$7,206	$6,053	$7,206	$6,053
Total life insurance in-force	$171,803	$156,392	$171,803	$156,392

Japan Annuities

Account value, beginning of period	$32,871	$28,241	$31,343	$26,104
Net flows	1,279	952	2,476	2,798
Change in market value and other	(442)	(203)	(111)	88

Account value, end of period	$33,708	$28,990	$33,708	$28,990

S&P 500 Index

Period end closing value	1,503	1,270	1,503	1,270
Daily average value	1,497	1,281	1,461	1,282

•	Increases in U.S. variable annuity account values as of June 30, 2007 can be primarily attributed to market growth over the past four quarters.
•	Mutual fund net sales increased over the prior year period as a result of focused wholesaling efforts and continued favorable fund performance. In addition to positive net sales, market appreciation over the past four quarters contributed to Retail’s mutual funds assets under management growth.
•	Retirement Plans account values increased due to positive net flows and market appreciation over the past four quarters.
•	Individual Life variable universal life account values increased primarily due to market appreciation and positive net flows. Life insurance in-force increased from the prior periods due to business growth.
•	Japan annuity account values continue to grow as a result of positive net flows and market growth, partially offset by the effects of foreign currency throughout the past four quarters.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Investment Income

Retail	$200	$215	$397	$431
Retirement Plans	90	80	178	160
Institutional	308	248	599	473
Individual Life	89	80	176	159
Group Benefits	117	103	235	204
International	35	31	68	59
Other	1,279	(936)	1,527	(445)

Total net investment income	$2,118	$(179)	$3,180	$1,041

Interest Credited on General Account Assets

Retail	$149	$160	$303	$323
Retirement Plans	56	52	112	102
Institutional	171	127	325	242
Individual Life	61	56	124	116
International	6	5	12	10
Other	1,264	(945)	1,497	(458)

Total interest credited on general account assets	$1,707	$(545)	$2,373	$335

•	Net investment income and interest credited in Other increased for the three and six months ended June 30, 2007 due to an increase in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.
•	Net investment income and interest credited on general account assets in Retail declined for the three and six months ended June 30, 2007 due to transfers within variable annuity products from the general account option to separate account funds as well as, lower assets under management from surrenders of market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.
•	Net investment income for Group Benefits increased due to a higher investment asset base from growth in the business over 2006, increased interest income on allocated surplus and a higher overall earned rate.
•	Net investment income in Institutional is comprised of net investment income from investment contracts (contracts without mortality risk), and net investment income from limited pay contracts (contracts with mortality risk). Interest credited in Institutional is comprised of interest credited only on investment contracts. Net investment income and interest credited on investment contracts in Institutional increased for the three and six months ended June 30, 2007 as a result of the Company’s funding agreement backed Investor Notes program.
•	Interest spread for International is the net of net investment income, interest credited and realized capital gains and losses. Realized capital losses for the three and six months ended June 30, 2007 were $20 and $38, respectively. Realized capital losses for the three and six months ended June 30, 2006 were $16 and $30, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Group Benefits
Premiums and other considerations	$1,092	$1,028	$2,176	$2,060
Fully insured ongoing sales (excluding buyouts)	$119	$134	$505	$575

•	Premiums and other considerations include $15 and $1 in buyout premiums for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, premiums and other considerations for buyouts were $26 and $5, respectively. The increase in premiums and other considerations for Group Benefits in 2007 compared to 2006 was driven by sales and persistency over the last twelve months.
•	Fully insured ongoing sales, excluding buyouts, declined primarily due to fewer large national account sales, and the small case competitive environment remained intense. In addition, there was an anticipated reduction in association life sales from an unusually high first half of last year. The Company also completed a renewal rights arrangement associated with its medical stop loss business during the second quarter of 2007 causing a decrease in sales related to this business.
Expenses
There are three major categories for expenses: benefits and losses, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006

Retail
General insurance expense ratio (individual annuity)	18.7	bps	17.7	bps	17.4	bps	16.7	bps
DAC amortization ratio (individual annuity)		45.7%		51.6%		46.3%	50.5%
Insurance expenses, net of deferrals		$310		$256		$584	$484

Individual Life
Death benefits		$74		$63		$144	$132
Insurance expenses, net of deferrals		50		46		97	88

Group Benefits
Total benefits, losses and loss adjustment expenses		$793		$740		$1,599	$1,507
Loss ratio (excluding buyout premiums)		72.2%		72.0%		73.2%	73.1%
Insurance expenses, net of deferrals		$275		$277		$563	$538
Expense ratio (excluding buyout premiums)		27.2%		27.9%		27.8%	27.2%

International – Japan
General insurance expense ratio	45.7	bps	47.5	bps	43.7	bps	49.4	bps
DAC amortization ratio		37.8%		37.8%		37.6%	38.3%
Insurance expenses, net of deferrals		$44		$37		$86	$74

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the three and six months ended June 30, 2007 as a result of the DAC unlock in the fourth quarter of 2006 reducing future amortization expense for the block of business covered by the unlock.
•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets as well as increasing non-deferrable commissions on strong mutual fund deposits.
•	Retail’s general insurance expense ratio increased due to investments in service technology.
•	Individual Life death benefits increased for the three and six months ended June 30, 2007 primarily due to a larger insurance in-force and also reflect unfavorable mortality volatility in the second quarter of 2007.
•	Group Benefits expense ratio, excluding buyouts, for the three and six months ended June 30, 2007 decreased primarily due to the recognition of a $6 after-tax gain from a renewal rights agreement associated with the Company’s medical stop loss business and lower operating expenses, partially offset by higher DAC amortization resulting from a shorter amortization period following the adoption of SOP 05-1. The Group Benefits expense ratio, excluding buyouts, for the six months ended June 30, 2007 increased primarily due to increased commission expenses largely in the financial institution business that is experience rated and higher DAC costs, partially offset by the gain from the medical stop loss business.
•	International’s general insurance expense ratio declined as Japan further leveraged the existing infrastructure as it attains economies of scale. Although the Company expects Japan to continue to achieve economies of scale over the long-term, Japan’s general insurance expense ratio may increase from period to period depending on investments in infrastructure to support the business.
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
Ratios

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006

Retail
Individual annuity return on assets (“ROA”)	57.4	bps	52.8	bps	56.0	bps	54.4	bps

Individual Life
After-tax margin	15.2%		17.5%		15.7%		17.0%

Group Benefits
After-tax margin (excluding buyouts)	8.1%		7.2%		7.1%		6.9%

International – Japan
International ROA	75.7	bps	75.5	bps	76.2	bps	74.1	bps

•	Individual annuity’s ROA increased due to the decline in the DAC amortization rate discussed above.
•	Individual Life’s after-tax margin decreased for the three and six months ended June 30, 2007 due primarily to favorable net DAC amortization revisions in the three and six months ended June 30, 2006 and unfavorable mortality volatility in the second quarter of 2007 compared to the second quarter of 2006.
•	The increase in the Group Benefits after-tax margin, excluding buyouts, for the three and six months ended June 30, 2007 was due to higher net investment income partially offset by higher DAC amortization. Additionally, for the three months ended June 30, 2007, favorable expenses contributed to the increase as a result of the gain from a renewal rights agreement associated with the Company’s medical stop loss business.
•	International’s ROA increased for the three and six months ended June 30, 2007 compared to the prior year period as a result of the favorable expense variances discussed above.

Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Earned premiums	$1,245	$1,081	15%	$2,453	$2,354	4%
Fee income	1,341	1,156	16%	2,619	2,274	15%
Net investment income
Securities, available-for-sale and other	884	791	12%	1,736	1,557	11%
Equity securities, held for trading [1]	1,234	(970)	NM	1,444	(516)	NM

Total net investment income	2,118	(179)	NM	3,180	1,041	NM
Net realized capital losses	(221)	(150)	(47%)	(198)	(276)	28%

Total revenues	4,483	1,908	135%	8,054	5,393	49%
Benefits, losses and loss adjustment expenses [1]	2,958	508	NM	4,826	2,646	82%
Amortization of deferred policy acquisition costs and present value of future profits	309	306	1%	653	605	8%
Insurance operating costs and other expenses	801	701	14%	1,568	1,294	21%

Total benefits, losses and expenses	4,068	1,515	169%	7,047	4,545	55%
Income before income taxes	415	393	6%	1,007	848	19%
Income tax expense	97	85	14%	251	194	29%

Net income	$318	$308	3%	$756	$654	16%

[1]	Includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
The increase in Life’s net income was due to the following:
•	Net income in Retail increased 20% and 13% for the three and six months ended June 30, 2007, respectively, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year period, partially offset by increased asset based commissions and non-deferrable mutual fund commissions on increased mutual fund sales.
•	Retirement Plans net income increased 18% and 14% for the three and six months ended June 30, 2007, respectively, primarily driven by 401(k) fees attributable to growth in assets under management and increased partnership income offset by increased trail commissions.
•	Institutional earnings remained flat for the three months ended June 30, 2007, respectively, but increased by 22% for the six months ended June 30, 2007, driven by partnership income and the release of certain premium tax accruals in the first quarter of 2007.
•	Group Benefits net income increased 18% and 8% for the three and six months ended June 30, 2007, respectively, due to higher earned premiums and net investment income partially offset by increased amortization of DAC due to the adoption of SOP 05-1. Also contributing to the higher net income was a gain from a renewal rights agreement associated with the medical stop loss business and a change in assumptions underlying the valuation of long term disability claims incurred in 2007.
•	Net income in International increased 13% and 15% for the three and six months ended June 30, 2007, respectively, primarily driven by increased fees from an increase in assets under management of the Japan annuity business.
Partially offsetting the increase in net income were the following:
•	Individual Life net income decreased 8% and 3% for the three and six months ended June 30, 2007, respectively, primarily driven by unfavorable mortality volatility in the second quarter of 2007 as compared to the prior 2006 period and favorable net DAC amortization revisions recorded in the first and second quarter of 2006 partially offset by growth in life insurance in-force.
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.
•	The Company recorded a reserve for regulatory matters of $21 in the Other segment for the three and six months ended June 30, 2007.
Net realized capital losses were higher for the three months ended June 30, 2007 and lower for the six months ended June 30, 2007 compared to the respective prior year periods. The change in net losses for the three months ended June 30, 2007 compared to the prior year period was primarily the result of larger net losses associated with the GMWB derivative. The components that drove the change for the six months ended June 30, 2007, were the net gains on sales of fixed maturity securities, net losses associated with Japanese fixed annuity contract hedges, other net losses and impairments, offset by the net losses on GMWB derivatives. The circumstances giving rise to these changes are as follows:
•	The net gains on fixed maturity sales for the six months ended June 30, 2007 were primarily the result of tighter credit spreads on certain issuers since the date of security purchase. For further discussion of gross gains and losses, see below.
•	The lower net losses associated with the Japanese fixed annuity contract hedges for the six months ended June 30, 2007 resulted from a less significant increase in Japanese interest rates compared to the respective prior year period.
•	Other, net losses in both 2007 and 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates.
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
•	The net losses on GMWB derivatives for 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were made during the second quarter to reflect newly reliable market inputs for volatility.

RETAIL
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Fee income	$781	$670	17%	$1,511	$1,318	15%
Earned premiums	(14)	(18)	22%	(35)	(35)	—
Net investment income	200	215	(7%)	397	431	(8%)
Net realized capital gains (losses)	(2)	—	—	(4)	3	NM

Total revenues	965	867	11%	1,869	1,717	9%
Benefits, losses and loss adjustment expenses	203	207	(2%)	399	414	(4%)
Insurance operating costs and other expenses	310	256	21%	584	484	21%
Amortization of deferred policy acquisition costs and present value of future profits	207	208	—	411	406	1%

Total benefits, losses and expenses	720	671	7%	1,394	1,304	7%
Income before income taxes	245	196	25%	475	413	15%
Income tax expense	46	30	53%	87	71	23%

Net income	$199	$166	20%	$388	$342	13%

Assets Under Management

Individual variable annuity account values				$121,529	$106,224	14%
Individual fixed annuity and other account values				9,891	10,036	(1%)
Other retail products account values				639	417	53%

Total account values [1]				132,059	116,677	13%
Retail mutual fund assets under management				45,644	32,611	40%
Other mutual fund assets under management				1,883	1,203	57%

Total mutual fund assets under management				47,527	33,814	41%
Total assets under management				$179,586	$150,491	19%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income in Retail increased for the three and six months ended June 30, 2007, principally driven by higher fee income growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year period, partially offset by increased asset based commissions and non-deferrable mutual fund commissions on increased mutual fund sales. A more expanded discussion of earnings growth is presented below:
•	The increase in fee income in the variable annuity business for the three and six months ended June 30, 2007, occurred primarily as a result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $18 billion over the past four quarters. Variable annuities had net outflows of $2.7 billion over the past four quarters. Net outflows for the past four quarters were driven by surrender activity due to increased sales competition, particularly as it relates to guaranteed living benefits.
•	Mutual fund fee income increased 21% and 18% for the three and six months ended June 30, 2007, respectively, due to increased assets under management driven by net sales of $6.4 billion and market appreciation of $6.8 billion during the past four quarters. These net sales were primarily attributable to focused wholesaling efforts and favorable fund performance.
•	Net investment income has declined for the three and six months ended June 30, 2007 due to a decrease in the account values in the fixed option of variable annuities. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Over the same period, there is a corresponding decrease in benefits, losses and loss adjustment expenses due to a decline in interest credited on these account values.

•	Throughout Retail, insurance operating costs and other expenses increased. Mutual Fund commissions increased for the three and six months ended June 30, 2007 due to growth in net sales of 26% and 25%, respectively. In addition, variable annuity asset based commissions increased for the three and six months ended June 30, 2007 due to a 14% growth in assets under management over the past year, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Individual annuity’s DAC amortization rate as a percentage of pre-tax, pre-amortization profits has declined slightly for the three and six months ended June 30, 2007, as a result of the DAC unlock that occurred in the fourth quarter of 2006. For the six months ended June 30, 2007, this was offset by higher amortization of acquisition costs incurred for mutual funds. Mutual fund deferrable costs are amortized on a straight-line basis over the contingent deferred sales charge period. Net sales have increased significantly over the past several quarters, which has resulted in a higher deferred cost balances, and consequently higher amortization for the three and six months ended June 30, 2007.
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
The retail mutual fund business has seen a substantial increase in net sales and assets over the past year as a result of focused wholesaling efforts as well as strong investment performance. Net sales can vary significantly depending on market conditions. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions to current and future mutual fund shareholders.
Based on the results to date, management’s current full year projections are as follows:
•	Variable annuity sales of $13.6 billion to $14.4 billion
•	Fixed annuity sales of $750 to $1.25 billion
•	Retail mutual fund sales of $13.75 billion to $14.75 billion
•	Variable annuity outflows of $2.8 billion to $2.0 billion
•	Fixed annuity outflows of $750 to $250
•	Retail mutual fund net sales of $5.75 billion to $6.75 billion
•	Individual annuity return on assets of 55 to 57 basis points
•	Other retail return on assets of 13 to 15 basis points

RETIREMENT PLANS
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Fee income	$59	$48	23%	$113	$91	24%
Earned premiums	1	2	(50%)	3	16	(81%)
Net investment income	90	80	13%	178	160	11%
Net realized capital gains (losses)	—	1	(100%)	(1)	1	NM

Total revenues	150	131	15%	293	268	9%
Benefits, losses and loss adjustment expenses	62	59	5%	124	128	(3%)
Insurance operating costs and other expenses	44	35	26%	84	66	27%
Amortization of deferred policy acquisition costs and present value of future profits	8	8	—	17	16	6%

Total benefits, losses and expenses	114	102	12%	225	210	7%
Income before income taxes	36	29	24%	68	58	17%
Income tax expense	10	7	43%	19	15	27%

Net income	$26	$22	18%	$49	$43	14%

Assets Under Management

403(b)/457 account values				$12,197	$10,458	17%
401(k) account values				14,058	10,282	37%

Total account values				26,255	20,740	27%

Mutual fund assets under management				1,329	1,040	28%

Total assets under management				$27,584	$21,780	27%

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income in Retirement Plans increased for the three and six months ended June 30, 2007 driven by higher earnings across its business. A more expanded discussion of earnings growth is presented below:
•	Fee income for 401(k) increased $11 or 31%, and $19 or 28%, for the three and six months ended June 30, 2007, respectively, due to an increase in average account values. This growth is primarily driven by positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $1.8 billion to assets under management over the past year.
•	General account spread increased $5 and $8, respectively, for the three and six months ended June 30, 2007, for 403(b)/457 business due to growth in general account assets along with an increase in partnership income.
•	Benefits, losses and loss adjustment expenses and earned premiums decreased for the six months ended June 30, 2007 due to a large case annuitization in the 401(k) business of $12 which occurred in the first quarter of 2006.
•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2007, primarily attributable to greater assets under management resulting in higher trail commissions. Also contributing to higher insurance operating costs for the three and six months ended June 30, 2007 were higher service and technology costs.
Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. As the “baby boom” generation approaches retirement, management believes these individuals, as well as younger individuals, will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. In 2007, Life has begun selling mutual fund based products in the 401(k) market that will increase Life’s ability to grow assets under management in the medium size 401(k) market. Life has also begun selling mutual fund based products in the 403(b) market as we look to grow assets in a highly competitive environment primarily targeted at health and education workers. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in these markets, additional investments in service and technology will occur.
Based on the results to date, management’s current full-year projections are as follows:
•	Deposits of $5.8 billion to $6.5 billion
•	Net flows of $2.0 billion to $2.6 billion
•	Return on assets of 36 to 38 basis points

INSTITUTIONAL

Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Fee income	$53	$28	89%	$114	$55	107%
Earned premiums	191	92	108%	359	359	—
Net investment income	308	248	24%	599	473	27%
Net realized capital losses	(4)	(1)	NM	(7)	(2)	NM

Total revenues	548	367	49%	1,065	885	20%
Benefits, losses and loss adjustment expenses	474	299	59%	891	762	17%
Insurance operating costs and other expenses	30	19	58%	68	35	94%
Amortization of deferred policy acquisition costs and present value of future profits	2	8	(75%)	17	16	6%

Total benefits, losses and expenses	506	326	55%	976	813	20%
Income before income taxes	42	41	2%	89	72	24%
Income tax expense	13	12	8%	27	21	29%

Net income	$29	$29	—	$62	$51	22%

Assets Under Management

Institutional investment product account values [1]				$24,127	$19,730	22%
Private placement life insurance account values [1]				29,053	24,629	18%
Mutual fund assets under management				2,956	2,107	40%

Total assets under management				$56,136	$46,466	21%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income in Institutional increased for the six months ended June 30, 2007, and was flat for the three months ended June 30, 2007. For the six months ended June 30, 2007, higher earnings were driven by both institutional investment products (“IIP”) and private-placement life insurance (“PPLI”). A more expanded discussion of earnings growth is presented below:
•	Fee income increased for the three months and six months ended June 30, 2007 primarily driven by PPLI’s higher assets under management due to net flows and change in market appreciation of $2.8 billion and $1.8 billion, respectively, over the past four quarters. In addition, PPLI collects front-end loads recorded in fee income to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. During the six months ended June 30, 2007, PPLI had deposits of $2.2 billion, which resulted in an increase in fee income of $45, offset by a corresponding increase in insurance operating costs and other expenses. In addition, PPLI’s net income increased for the six months ended June 30, 2007 primarily due to a one-time adjustment of $4, after tax, consisting mainly of a true up of premium tax accruals in the first quarter of 2007.
•	For the three months ended June 30, 2007, earned premiums increased as a result of increased structured settlement life contingent sales. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.
•	General account spread is the main driver of net income for IIP. An increase in spread income for the three and six months ended June 30, 2007 was driven by higher assets under management in IIP resulting from positive net flows of $2.4 billion during the past four quarters. Net flows for IIP were favorable primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes deposits for the four quarters ended June 30, 2007 were $2.6 billion. General account spread also increased for the three and six months ended June 30, 2007 due to improved returns on certain high risk portions of IIP’s investment portfolio. For the three months ended June 30, 2007 and 2006, income related to partnership investments was $10 and $6, after-tax, respectively. For the six months ended June 30, 2007 and 2006, income related to partnership investments was $18 and $7 after-tax, respectively.
•	For the three and six months ended June 30, 2007, IIP experienced mortality losses of $2 and $1, after-tax, respectively. For the comparable three and six month periods in 2006, IIP experienced mortality gains of $2 and $3, after-tax, respectively.
Outlook
The future net income of this segment will depend on Institutional’s ability to increase assets under management across all businesses, and specifically for the IIP products, maintenance of its investment spreads and business mix. These products are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Therefore, the Company may not be able to sustain the level of assets under management growth attained in 2006. Hartford Income Notes and other structured notes products provide the Company with continued opportunity for future growth. These products provide access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP has launched new products in 2006 and 2007 to provide solutions that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporations’ defined benefit liabilities.

The focus of the PPLI business is variable PPLI products used primarily to fund non-qualified benefits or other post employment benefit liabilities. PPLI has experienced a surge in marketplace activity due to COLI Best Practices enacted as part of the Pension Protection Act of 2006. This act has clarified the prior legislative uncertainty relating to insurable interest under COLI policies, potentially increasing future demand in corporate owned life insurance. The market served by PPLI continues to be subject to extensive legal and regulatory scrutiny that can affect this business.
Based on the results to date, management’s current full year projections are as follows:
•	Deposits (including mutual funds) of $10.0 billion to $11.0 billion
•	Net flows (excluding mutual funds) of $6.5 billion to $7.5 billion
•	Return on assets (including mutual funds) of 20 to 22 basis points

INDIVIDUAL LIFE
Operation Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Fee income	$216	$207	4%	$431	$410	5%
Earned premiums	(13)	(13)	—	(28)	(25)	(12%)
Net investment income	89	80	11%	176	159	11%
Net realized capital gains (losses)	(3)	1	NM	(5)	2	NM

Total revenues	289	275	5%	574	546	5%
Benefits, losses and loss adjustment expenses	136	120	13%	272	251	8%
Insurance operating costs and other expenses	50	46	9%	97	88	10%
Amortization of deferred policy acquisition costs and present value of future profits	41	40	3%	77	72	7%

Total benefits, losses and expenses	227	206	10%	446	411	9%
Income before income taxes	62	69	(10%)	128	135	(5%)
Income tax expense	18	21	(14%)	38	42	(10%)

Net income	$44	$48	(8%)	$90	$93	(3%)

Account Values

Variable universal life insurance				$7,206	$6,053	19%
Universal life/interest sensitive whole life				4,208	3,850	9%
Modified guaranteed life and other				691	707	(2%)

Total account values				$12,105	$10,610	14%

Life Insurance In-force

Variable universal life insurance				$75,496	$72,461	4%
Universal life/interest sensitive whole life				46,750	43,152	8%
Term				48,536	39,701	22%
Modified guaranteed life and other				1,021	1,078	(5%)

Total life insurance in-force				$171,803	$156,392	10%

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income decreased for the three and six months ended June 30, 2007. The three and six months ended June 30, 2006 included favorable net DAC amortization revisions of $3 and $7, after-tax. The following other factors contributed to the changes in earnings:
•	Fee income increased for the three and six months ended June 30, 2007 primarily due to growth in the variable and universal life insurance in-force.
•	Net investment income increased for the three and six months ended June 30, 2007 as a result of the growth in account values.
•	Benefits, losses and loss adjustment expenses increased consistent with the growth in life insurance in-force for the six months ended June 30, 2007. The three months ended June 30, 2007 reflects unfavorable mortality volatility compared to the corresponding 2006 period.
•	Insurance operating costs and other expenses increased consistently with in-force growth.
Outlook
Individual Life operates in a mature, competitive marketplace with customers desiring products with guarantees and distribution requiring highly trained insurance professionals. Individual Life continues to focus on its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as life brokerage. In its core channels, the Company is looking to expand its sales system and internal wholesaling, take advantage of cross selling opportunities and extend its penetration in the private wealth management services areas.

Sales results for the first six months of 2007 were strong across core distribution channels, including wirehouses/regional broker dealers and banks. The variable universal life mix remains strong at 46% of total sales in the first six months of 2007. Future sales will be driven by the Company’s management of current distribution relationships and development of new sources of distribution while offering competitive and innovative new products and product features.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life providers with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.
Based on the results to date, management’s current full year projections are as follows:
•	Sales of $280 to $300
•	Life insurance in-force increase of 8% to 10%
•	After-tax margin on total revenues of 15% to 16%

GROUP BENEFITS
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Premiums and other considerations	$1,092	$1,028	6%	$2,176	$2,060	6%
Net investment income	117	103	14%	235	204	15%
Net realized capital losses	(2)	(2)	—	(3)	(3)	—

Total revenues	1,207	1,129	7%	2,408	2,261	7%
Benefits, losses and loss adjustment expenses	793	740	7%	1,599	1,507	6%
Insurance operating costs and other expenses	275	277	(1%)	563	538	5%
Amortization of deferred policy acquisition costs	18	10	80%	35	20	75%

Total benefits, losses and expenses	1,086	1,027	6%	2,197	2,065	6%
Income before income taxes	121	102	19%	211	196	8%
Income tax expense	34	28	21%	58	54	7%

Net income	$87	$74	18%	$153	$142	8%

Premiums and other considerations

Fully insured – ongoing premiums	$1,068	$1,020	5%	$2,133	$2,037	5%
Buyout premiums	15	1	NM	26	5	NM
Other	9	7	29%	17	18	(6%)

Total premiums and other considerations	$1,092	$1,028	6%	$2,176	$2,060	6%

Ratios, excluding buyouts

Loss ratio	72.2%	72.0%		73.2%	73.1%
Loss ratio, excluding financial institutions	77.4%	76.8%		78.8%	78.0%
Expense ratio	27.2%	27.9%		27.8%	27.2%
Expense ratio, excluding financial institutions	22.3%	23.4%		22.5%	22.5%

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income increased primarily due to higher earned premiums and net investment income partially offset by increased amortization of DAC due to the adoption of SOP 05-1. Also contributing to the higher net income was a gain on a renewal rights transaction associated with the Company’s medical stop loss business and a change in assumptions underlying the valuation of long term disability claims incurred in 2007. Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 10% of the segment’s premiums and other considerations (excluding buyouts) for the three and six months ended June 30, 2007 and 2006, and, on average, 4% to 5% of the segment’s net income for both periods. A more expanded discussion of earnings is presented below:
•	Premiums and other considerations increased due largely to business growth driven by new sales and persistency over the last twelve months.

•	Net investment income increased due to a higher invested asset base, increased interest income on allocated surplus and a higher overall earned rate.
•	The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) for both the three and six months ended June 30, 2007, increased primarily due to mortality levels at expected levels compared to unusually favorable levels experienced in the prior year comparable period, morbidity pressure similar to the levels experienced in the comparable prior year quarter, and higher medical stop loss costs for the six month period. Partially offsetting this increase was a change in assumptions underlying the valuation of long term disability claims incurred in 2007. This change in assumptions resulted in a reserve change which was recorded as a reduction in benefits, losses and loss adjustment expenses, and resulted in $8, of after tax earnings, of which $4 related to reserves previously established for claims incurred in the first quarter of 2007.
•	The segment’s expense ratio, excluding buyouts, for the three months ended June 30, 2007 decreased primarily due to the recognition of a $6 after-tax gain on a renewal rights arrangement associated with the medical stop loss business and lower operating expenses, partially offset by higher DAC amortization resulting from a shorter amortization period following the adoption of SOP 05-1. The ratio for the six months ended June 30, 2007 increased primarily due to increased commission expenses largely in the financial institution business that is experience rated and higher DAC costs, partially offset by the gain from the medical stop loss business.
Outlook
Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines and as a result, sales may fluctuate based on the competitive pricing environment in the marketplace. In 2006, the Company generated strong premium and sales growth due to the increased scale of the group life and disability operations and the expanded distribution network for its products and services. During the first half of 2007, fully insured on-going sales, excluding buyouts declined primarily due to fewer large national account sales, and the small case competitive environment remained intense. In addition, there was an anticipated reduction in association life sales from an unusually high first half last year. The Company also completed a renewal rights transaction associated with its medical stop loss business during the second quarter of 2007. Given these factors and the sales results for the first half of the year, the Company is projecting a year over year sales decline and low to mid-single digit growth in fully insured ongoing premiums. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting.
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
Based on results to date, management’s current full year projections are as follows:
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) of $4.3 billion to $4.4 billion
•	Sales (excluding buyout premiums and premium equivalents) of $750 to $800
•	Loss ratio (excluding buyout premiums) between 72% and 74%
•	Expense ratio (excluding buyout premiums) between 27% and 29%
•	After-tax margin, on premiums and other considerations (excluding buyout premiums), between 7.1% and 7.5%, which reflects the estimated impact of adopting SOP 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.”

INTERNATIONAL
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Fee income	$203	$172	18%	$397	$338	17%
Earned premiums	(2)	(3)	33%	(5)	(3)	(67%)
Net investment income	35	31	13%	68	59	15%
Net realized capital losses	(20)	(16)	(25%)	(38)	(30)	(27%)

Total revenues	216	184	17%	422	364	16%
Benefits, losses and loss adjustment expenses	9	12	(25%)	17	24	(29%)
Insurance operating costs and other expenses	55	48	15%	110	94	17%
Amortization of deferred policy acquisition costs and present value of future profits	60	48	25%	117	97	21%

Total benefits, losses and expenses	124	108	15%	244	215	13%
Income before income taxes	92	76	21%	178	149	19%
Income tax expense	33	24	38%	65	51	27%

Net income	$59	$52	13%	$113	$98	15%

Assets Under Management – Japan

Japan variable annuity assets under management				$32,050	$27,323	17%
Japan MVA fixed annuity assets under management				1,658	1,667	(1%)

Total assets under management – Japan				$33,708	$28,990	16%

Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net income increased for the three and six months ended June 30, 2007, principally driven by higher fee income in Japan derived from an increase in assets under management. A more expanded discussion of earnings growth is presented below:
•	Fee income increased $31 or 18% and $59 or 17% for the three and six months ended June 30, 2007, respectively. The increase was mainly a result of growth in Japan’s variable annuity assets under management. As of June 30, 2007, Japan’s variable annuity assets under management were $32 billion, an increase of $5 billion or 17% from the prior year period. The increase in assets under management was driven by positive net flows of $4 billion and favorable market appreciation of $3 billion, which includes the impact of foreign currency on the Japanese customer’s foreign assets, partially offset by a decline of $2 billion as a result of foreign currency exchange translation over the past four quarters due to the weakening of the Yen compared to the U.S. dollar.
•	The decrease in benefits, losses and loss adjustment expenses by 25% and 29% for the three and six months ended June 30, 2007, respectively, over prior year is due to the unlock of the GMDB/GMIB reserve in the fourth quarter of 2006, which caused a lower expectation of future benefit claims, resulting in a lower accrual for such costs.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	The amount of DAC amortization increased due to higher actual gross profits consistent with the growth in the Japan operation.
•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2007 due to the growth in the Japan operation.
•	The effective tax rate increased primarily due to a cumulative benefit recorded in 2006 resulting from a change in management’s intent under APB 23.
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
Competition has continued to increase in the Japanese market. This increase in competition could potentially impact future deposit levels. The Company continues to focus its efforts on strengthening our distribution relationships and improving our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. During the first six months of 2007, the Company successfully launched a new variable annuity product called “3 Win” to complement its existing variable annuity product offerings. The new product has been favorably received by the market with the new product accounting for 44% and 38% of Japan’s sales for the three and six months ended June 30, 2007, respectively, despite the fact that the product was launched in February and thereby not on the market for the full six months.
The success of the Company’s enhanced product offerings will ultimately be based on customer acceptance in an increasingly competitive environment. International continues to invest in its operations outside of Japan. In the short term, the Company expects short-term losses in operations outside of Japan in 2007 to be relatively consistent with the 2006 experience.
Based on results to date, management’s full year projections for Japan are as follows (using ¥122/$1 exchange rate for 2007):
•	Variable annuity deposits of ¥785 billion to ¥910 billion ($6.5 billion to $7.5 billion)
•	Variable annuity net flows of ¥555 billion to ¥675 billion ($4.6 billion to $5.6 billion)
•	Return on assets of 73 to 77 basis points

OTHER
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Fee income and other	$19	$24	(21%)	$36	$44	(18%)
Net investment income
Securities available-for sale and other	45	34	32%	83	71	17%
Equity securities, held for trading [1]	1,234	(970)	NM	1,444	(516)	NM

Total net investment income	1,279	(936)	NM	1,527	(445)	NM
Net realized capital losses	(190)	(133)	(43%)	(140)	(247)	43%

Total revenues	1,108	(1,045)	NM	1,423	(648)	NM
Benefits, losses and loss adjustment expenses [1]	1,281	(929)	NM	1,524	(440)	NM
Insurance operating costs and other expenses	37	20	85%	62	(11)	NM
Amortization of deferred policy acquisition costs and present value of future profits	(27)	(16)	(69%)	(21)	(22)	5%

Total benefits, losses and expenses	1,291	(925)	NM	1,565	(473)	NM
Loss before income taxes	(183)	(120)	(53%)	(142)	(175)	19%
Income tax benefit	(57)	(37)	(54%)	(43)	(60)	28%

Net loss	$(126)	$(83)	(52%)	$(99)	$(115)	14%

[1]	Includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net realized capital losses were higher for the three months ended June 30, 2007 and lower for the six months ended June 30, 2007 compared to the respective prior year periods. The change in net losses for the three months ended June 30, 2007 compared to the prior year period was primarily the result of larger net losses associated with the GMWB derivative. The components that drove the change for the six months ended June 30, 2007, were the net gains on sales of fixed maturity securities, net losses associated with Japanese fixed annuity contract hedges, other net losses and impairments, partially offset by the net losses on GMWB derivatives. The circumstances giving rise to these changes are as follows:
•	The net gains on fixed maturity sales for the six months ended June 30, 2007 were primarily the result of tighter credit spreads on certain issuers since the date of security purchase. For further discussion of gross gains and losses, see below.
•	The lower net losses associated with the Japanese fixed annuity contract hedges for the six months ended June 30, 2007 resulted from a less significant increase in Japanese interest rates compared to the respective prior year period.
•	Other, net losses in both 2007 and 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates.
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
•	The net losses on GMWB derivatives for 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were made during the second quarter to reflect newly reliable market inputs for volatility.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of June 30, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	Also contributing to the increase in insurance operating costs and other expenses was $5, after-tax, of interest charged by Corporate on excess capital of the Life operations for the three months ended June 30, 2007 as well as $12, after-tax, for the six months ended June 30, 2007.

•	The Company recorded a reserve for market regulatory matters of $21, after tax, for the three and six months ended June 30, 2007.

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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.
Premium revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Earned Premiums	$2,622	$2,607	$5,245	$5,173

Earned premiums grew $15, or 1%, for the three months ended June 30, 2007 and $72, or 1%, for the six months ended June 30, 2007, primarily due to:
•	An increase in Business Insurance earned premium of $13 and $42, respectively, for the three and six months ended June 30, 2007 as an increase in small commercial of $28 and $66, respectively, was partially offset by a decrease in middle market of $15 and $24, respectively.
•	Personal Lines earned premium, excluding Omni, increased $63 and $134, respectively, for the three and six months ended June 30, 2007. The growth in Personal Lines earned premium was primarily due to new business outpacing non-renewals over the last six months of 2006 and the first six months of 2007 in both auto and homeowners and to earned pricing increases in Personal Lines homeowners.

Partially offsetting these favorable drivers were the following factors that decreased earned premium:
•	The sale of the Omni non-standard auto business in 2006 which accounted for earned premium of $36 and $75, respectively, for the three and six months ended June 30, 2006.
•	A decrease in Specialty Commercial earned premium of $26 and $31, respectively, for the three and six months ended June 30, 2007 due to a decrease in property, casualty, and other earned premiums, partially offset by an increase in professional liability, fidelity and surety earned premiums.
Net income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Underwriting results	$97	$14	$366	$280
Net servicing and other income [1]	14	12	25	30
Net investment income	446	365	859	722
Net realized capital losses	(24)	(29)	(1)	(24)
Other expenses	(58)	(76)	(118)	(128)
Income tax expense	(131)	(70)	(326)	(240)

Net income	$344	$216	$805	$640

[1]	Net of expenses related to service business.
For the three months ended June 30, 2007 compared to the three months ended June 30, 2006
Net income increased $128, or 59%, primarily due to:
•	A $146 increase in underwriting results for Other Operations due to a $151 decrease in net unfavorable prior accident reserve development,
•	An $81 increase in net investment income,
•	A $21 decrease in current accident year catastrophe losses,
•	An $18 decrease in other expenses, primarily due to an increase in the estimated cost of legal settlements in 2006 and a reduction in the estimated cost of legal settlements in 2007, partially offset by $12 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, and
•	An increase in current accident year underwriting results due to the sale of the Omni non-standard auto business, which generated a current accident year underwriting loss before catastrophes of $5 in 2006.
Partially offsetting these favorable drivers were the following factors reducing net income:
•	Excluding Omni, a $92 decrease in Ongoing Operations’ current accident year underwriting results before catastrophes, primarily due to an increase in non-catastrophe property loss costs and an increase in insurance operating costs and expenses, and
•	A $61 increase in income tax expense, reflecting an increase in income before income taxes.
The $151 decrease in net unfavorable prior accident year development in Other Operations was primarily due to a $243 charge in 2006 to recognize the effect of the Equitas agreement and strengthening of the allowance for uncollectible reinsurance, partially offset by a $99 strengthening of reserves in 2007, primarily related to an adverse arbitration decision. See the Other Operations segment of the MD&A for further discussion of prior accident year development in each year.
Primarily driving the $81 increase in net investment income was a higher average invested assets base due to positive operating cash flows, income earned from a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in returns on limited partnership investments. Net investment income from limited partnerships increased by $29.
For the six months ended June 30, 2007 compared to the six months ended June 30, 2006
Net income increased $165, or 26%, primarily due to:
•	A $143 increase in underwriting results for Other Operations due to a $152 decrease in net unfavorable prior accident reserve development,
•	A $137 increase in net investment income,
•	A $34 decrease in current accident year catastrophe losses,
•	A $23 decrease in net realized capital losses,
•	An increase in current accident year underwriting results due to the sale of the Omni non-standard auto business, which generated a current accident year underwriting loss before catastrophes of $12 in 2006, and

•	A $10 decrease in other expenses, primarily due to an increase in the estimated cost of legal settlements in 2006 and a reduction in the estimated cost of legal settlements in 2007, partially offset by $26 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation.
Partially offsetting these favorable drivers were the following factors reducing net income:
•	Excluding Omni, a $96 decrease in Ongoing Operations’ current accident year underwriting results before catastrophes, primarily due to an increase in non-catastrophe property loss costs and an increase in insurance operating costs and expenses,
•	An $86 increase in income tax expense, reflecting an increase in income before income taxes, and
•	A $5 decrease in net servicing income, primarily due to lower income generated by Specialty Risk Services.
The $152 decrease in net unfavorable prior accident year development in Other Operations was primarily due to a $243 charge in 2006 to recognize the effect of the Equitas agreement and strengthening of the allowance for uncollectible reinsurance, partially offset by a $99 strengthening of reserves in 2007, primarily related to an adverse arbitration decision. See the Other Operations segment of the MD&A for further discussion of prior accident year development in each year.
Primarily driving the $137 increase in net investment income was a higher average invested assets base due to positive operating cash flows, income earned from a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in returns on limited partnership investments. Net investment income from limited partnerships increased by $51. The decrease in net realized capital losses was primarily due to increased net gains on the sale of fixed maturity investments and a decrease in other-than-temporary impairments of fixed maturity investments.
Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2006 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2007 and 2006. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Ongoing Operations earned premium growth
Business Insurance	1%	6%	2%	8%
Personal Lines	3%	3%	3%	3%
Specialty Commercial	(7%)	(15%)	(4%)	(16%)

Total Ongoing Operations	1%	1%	1%	2%

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident year development	90.2	86.9	88.9	87.1
Catastrophe ratio

Current year	2.0	2.8	1.5	2.2
Prior years	0.1	(0.7)	—	(0.7)

Total catastrophe ratio	2.1	2.1	1.5	1.5
Non-catastrophe prior accident year development	(0.6)	0.3	(0.1)	0.4

Combined ratio	91.7	89.3	90.3	89.0

Other Operations net loss	$(40)	$(124)	$(8)	$(89)

Total Property & Casualty measures of net investment income

Investment yield, after-tax	4.7%	4.1%	4.5%	4.1%
Average invested assets at cost	$29,507	$26,890	$29,243	$26,809

For the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Ongoing Operations earned premium growth
•	The lower growth rate in Business Insurance was primarily attributable to a decrease in new business written premium over the last six months of 2006 and first six months of 2007 and, to a lesser extent, lower premium renewal retention.
•	The growth rate in Personal Lines is unchanged from 2006 to 2007, as the effect of an increase in premium renewal retention on auto and homeowners business was offset by lower new business growth in homeowners and the effect of the Company’s exit from the Omni non-standard auto business. Omni, which was sold in the fourth quarter of 2006, accounted for $36 and $75, respectively, of earned premium for the three and six months ended June 30, 2006. Excluding Omni, the Personal Lines earned premium growth rate in 2007 was 7% in the three month period and 8% in the six month period.
•	The rate of decline in Specialty Commercial earned premium slowed in 2007, primarily due to a lower premium decrease in casualty and property, partially offset by a lower premium increase in professional liability, fidelity and surety and a larger premium decrease in other earned premium. Casualty earned premium experienced a larger decrease in 2006, primarily because of a decrease in 2006 earned premium from a single captive insured program that expired in 2005. Earned premium decreases in property were larger in 2006 than in 2007 as a result of a strategic decision in 2006 not to renew certain accounts with properties in catastrophe-prone areas. The growth rate in professional liability, fidelity and surety earned premium slowed in 2007 as written pricing decreases resulted in a decline in new business growth. Other earned premium decreased more significantly in 2007 as the Company reduced the premiums assumed by Specialty Commercial under intersegment arrangements covering certain liability claims and reduced its retention under the principal property catastrophe reinsurance program and other reinsurance programs.
Ongoing Operations combined ratio
For the three and six months ended June 30, 2007, the combined ratio increased as an increase in the combined ratio before catastrophes and prior accident year development was partially offset by the effect of a change from unfavorable to favorable prior accident year development and the effect of the sale of Omni in the fourth quarter of 2006. Omni had a higher combined ratio before catastrophes and prior accident year development than other business written by the Company.
•	The increase in the combined ratio before catastrophes and prior accident year development, from 86.9 to 90.2 in the three month period, and from 87.1 to 88.9 in the six month period, was primarily due to an increase in non-catastrophe property loss costs in Business Insurance and Personal Lines and a higher loss and loss adjustment expense ratio for Agency auto liability claims in Personal Lines, partially offset by an improved loss and loss adjustment expense ratio in Specialty Commercial and the effect of exiting the Omni non-standard auto business, which had a significantly higher combined ratio than other business written by the Company. Also contributing to the increase in the combined ratio before catastrophes and prior accident year development was an increase in the expense ratio as the expense ratio in 2006 included the effect of a $34 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes.
•	For the second quarter of 2007, the increase in the loss and loss adjustment expense ratio for Personal Lines auto liability claims was due to higher expected frequency of these claims relative to 2006 and due to an increase in the estimate of reserves for AARP and Agency auto liability claims incurred in the first quarter of 2007 by $10, which represented 0.4 points of the combined ratio before catastrophes and prior accident year development in the three months ended June 30, 2007.
•	The catastrophe ratio was flat from year to year in both the three and six month periods as a decrease in current accident year catastrophe losses was offset by a decrease in net favorable reserve development of prior accident year catastrophe losses. In the three and six months ended June 30, 2006, the Company recognized net reserve releases related to the 2005 and 2004 hurricanes of $12 and $30, respectively.
•	For both the three and six month periods, net non-catastrophe prior accident year reserve development was unfavorable in 2006, but favorable in 2007. Favorable reserve development in 2007 was largely attributable to the release of reserves for small commercial business related to accident years 2003 to 2006.
Other Operations net loss
•	Other Operations reported a net loss of $40 in three months ended June 30, 2007 compared to a net loss of $124 for the comparable period in 2006, and a net loss of $8 for the six months ended June 30, 2007, compared to a net loss of $89 for the comparable period in 2006, primarily due to a decrease in unfavorable prior accident year reserve development. See the Other Operations segment MD&A for further discussion of prior accident year development in each year.
Investment yield and average invested assets:
•	For both the three and the six months ended June 30, 2007, the after-tax investment yield increased due to higher interest rates and shifting a greater share of investments to higher yielding mortgage loans and limited partnerships.
•	The average annual invested assets at cost increased as a result of positive operating cash flows and an increase in collateral held from increased securities lending activities.

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
For accident years 1973 and prior, the Company has experienced greater than expected reported losses for workers’ compensation claims that are no longer covered by reinsurance. The Company has also experienced favorable emergence of reported workers’ compensation claims in accident years 2005 and 2006. In addition, the Company has experienced an increase in reported losses for general liability claims in accident years more than 20 years old as defense costs for certain mass tort claims have been increasing. If any of these trends continues, the company may adjust its reserves accordingly.
The Company will perform its annual review of environmental liabilities in the third quarter of 2007. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly.

A rollforward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three and six months ended June 30, 2007:

Three Months Ended June 30, 2007
						Total
	Business	Personal	Specialty	Ongoing	Other	Property &
	Insurance	Lines	Commercial	Operations	Operations	Casualty

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$7,961	$1,893	$6,659	$16,513	$5,474	$21,987
Reinsurance and other recoverables	635	99	2,388	3,122	1,191	4,313

Beginning liabilities for unpaid losses and loss adjustment expenses-net	7,326	1,794	4,271	13,391	4,283	17,674

Provision for unpaid losses and loss adjustment expenses
Current year	800	660	256	1,716	—	1,716
Prior year [1]	(29)	4	13	(12)	116	104

Total provision for unpaid losses and loss adjustment expenses	771	664	269	1,704	116	1,820
Less: Payments	(625)	(630)	(149)	(1,404)	(118)	(1,522)
Reallocation of reserves for unallocated loss adjustment expenses [2]	(198)	(58)	131	(125)	125	—

Ending liabilities for unpaid losses and loss adjustment expenses-net	7,274	1,770	4,522	13,566	4,406	17,972
Reinsurance and other recoverables	592	76	2,366	3,034	984	4,018

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$7,866	$1,846	$6,888	$16,600	$5,390	$21,990

Earned premiums	$1,281	$967	$373	$2,621	$1	$2,622
Loss and loss expense paid ratio [3]	48.8	65.2	40.7	53.7
Loss and loss expense incurred ratio	60.3	68.7	72.2	65.1
Prior accident year development (pts.) [4]	(2.3)	0.3	3.7	(0.5)

[1]	Includes reserve discount accretion of $7, including $3 in Business Insurance, $2 in Specialty Commercial and $2 in Other Operations.

[2]	Prior to the second quarter of 2007, the Company evaluated the adequacy of the reserves for unallocated loss adjustment expenses on a company- wide basis. During the second quarter of 2007, the Company refined its analysis of the reserves at the segment level, resulting in the reallocation of reserves among segments.

[3]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[4]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premium.

Six Months Ended June 30, 2007
						Total
	Business	Personal	Specialty	Ongoing	Other	Property &
	Insurance	Lines	Commercial	Operations	Operations	Casualty

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$7,794	$1,959	$6,522	$16,275	$5,716	$21,991
Reinsurance and other recoverables	650	134	2,303	3,087	1,300	4,387

Beginning liabilities for unpaid losses and loss adjustment expenses-net	7,144	1,825	4,219	13,188	4,416	17,604

Provision for unpaid losses and loss adjustment expenses
Current year	1,593	1,270	506	3,369	—	3,369
Prior year [1]	(23)	8	7	(8)	134	126

Total provision for unpaid losses and loss adjustment expenses	1,570	1,278	513	3,361	134	3,495
Less: Payments	(1,242)	(1,275)	(341)	(2,858)	(269)	(3,127)
Reallocation of reserves for unallocated loss adjustment expenses [2]	(198)	(58)	131	(125)	125	—

Ending liabilities for unpaid losses and loss adjustment expenses-net	7,274	1,770	4,522	13,566	4,406	17,972
Reinsurance and other recoverables	592	76	2,366	3,034	984	4,018

Ending liabilities for unpaid losses and loss
adjustment expenses-gross	$7,866	$1,846	$6,888	$16,600	$5,390	$21,990

Earned premiums	$2,573	$1,920	$751	$5,244	$1	$5,245
Loss and loss expense paid ratio [3]	48.3	66.4	45.3	54.5
Loss and loss expense incurred ratio	61.0	66.6	68.1	64.1
Prior accident year development (pts.) [4]	(0.9)	0.4	1.0	(0.1)

[1]	Includes reserve discount accretion of $16, including $7 in Business Insurance, $5 in Specialty Commercial and $4 in Other Operations.

[2]	Prior to the second quarter of 2007, the Company evaluated the adequacy of the reserves for unallocated loss adjustment expenses on a company-wide basis. During the second quarter of 2007, the Company refined its analysis of the reserves at the segment level, resulting in the reallocation of reserves among segments.

[3]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[4]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premium.
Prior accident year development
Included within prior accident year development for the six months ended June 30, 2007 were the following reserve strengthenings (releases).

						Total
	Business	Personal	Specialty	Ongoing	Other	Property
	Insurance	Lines	Commercial	Operations	Operations	& Casualty

Release of small commercial reserves for accident years 2003 to 2006	$(30)	$—	$—	$(30)	$—	$(30)
Strengthened reserves primarily as a result of an adverse arbitration decision	—	—	—	—	99	99
Other reserve reestimates, net	7	8	7	22	35	57

Total prior accident year development for the six months ended June 30, 2007	$(23)	$8	$7	$(8)	$134	$126

During the three and six months ended June 30, 2007, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
Released small commercial loss and loss adjustment expense reserves by $30 in the second quarter of 2007, primarily related to package business and workers’ compensation business sold through payroll service providers. Reported losses for package business have emerged favorably in accident years 2003 to 2006 with loss costs on liability coverages emerging favorably for all of the accident years and loss costs on property coverages emerging favorably for the 2006 accident year. The Company first observed favorable emergence of package business reported losses in the latter half of 2006, but this favorable emergence was not determined to be a verifiable trend until the Company completed its quarterly reserve review in the second quarter of 2007. In addition, during the second quarter of 2007, the Company determined that paid losses related to workers’ compensation policies sold through payroll service providers were emerging favorably, leading to a release of reserves for the 2003 to 2006 accident years.

Other Operations
During the second quarter of 2007, an arbitration panel found that a Hartford subsidiary, established as a captive reinsurance company in the 1970s by The Hartford’s former parent, ITT Corporation (“ITT”), had additional obligations to ITT’s primary insurance carrier under ITT’s captive insurance program, which ended in 1993. When ITT spun off The Hartford in 1995, the former captive became a Hartford subsidiary. The arbitration concerned whether certain claims could be presented to the former captive in a different manner than ITT’s primary insurance carrier historically had presented them. The Company recorded a charge of $99 principally as a result of this adverse arbitration decision.
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
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect aggregate property and workers’ compensation exposures and individual risk or quota share arrangements that protect specific classes or lines of business. There are no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Extension Act of 2005 and other reinsurance programs relating to particular risks or specific lines of business.
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has renewed subsequent to January 1, 2007. Refer to the MD&A in The Hartford’s 2006 Form 10-K Annual Report for an explanation of the Company’s primary catastrophe program, including the treaties that renewed January 1, 2007.

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit		Retention

Layer covering property catastrophe losses from a single wind or earthquake event affecting the northeast of the United States from Virginia to Maine	6/1/2007 to 6/1/2008	90%	$300		$1,000

Property catastrophe losses from a single event on property business written with national accounts	7/1/2007 to 7/1/2008	91%	160		15

Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2007 to 6/1/2008	90%	440	[1]	86

Workers’ compensation losses arising from a single catastrophe event	7/1/2007 to 7/1/2008	95%	280		20

[1]	The per occurrence limit on the FHCF treaty increased from $264 for the 6/1/2006 to 6/1/2007 treaty year to $440 for the 6/1/2007 to 6/1/2008 treaty year due to the Company’s election to purchase additional limits under the “Temporary Increase in Coverage Limit (TICL)” statutory provision in excess of the coverage the Company is required to purchase from the FHCF.

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

TOTAL PROPERTY & CASUALTY

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2007	2006	Change	2007	2006	Change

Earned premiums	$2,622	$2,607	1%	$5,245	$5,173	1%
Net investment income	446	365	22%	859	722	19%
Other revenues [1]	124	114	9%	242	237	2%
Net realized capital losses	(24)	(29)	17%	(1)	(24)	96%

Total revenues	3,168	3,057	4%	6,345	6,108	4%
Benefits, losses and loss adjustment expenses
Current year	1,716	1,705	1%	3,369	3,333	1%
Prior year	104	258	(60%)	126	271	(54%)

Total benefits, losses and loss adjustment expenses	1,820	1,963	(7%)	3,495	3,604	(3%)
Amortization of deferred policy acquisition costs	528	523	1%	1,056	1,041	1%
Insurance operating costs and expenses	177	107	65%	328	248	32%
Other expenses	168	178	(6%)	335	335	—

Total benefits, losses and expenses	2,693	2,771	(3%)	5,214	5,228	—
Income before income taxes	475	286	66%	1,131	880	29%
Income tax expense	131	70	87%	326	240	36%

Net income [2]	$344	$216	59%	$805	$640	26%

Net Income (Loss)

Ongoing Operations	$384	$340	13%	$813	$729	12%
Other Operations	(40)	(124)	68%	(8)	(89)	91%

Total Property & Casualty net income	$344	$216	59%	$805	$640	26%

[1]	Represents servicing revenue.

[2]	Includes net realized capital losses, after-tax, of $16 and $18 for the three months ended June 30, 2007 and 2006, respectively, and $1 and $15 for the six months ended June 30, 2007 and 2006, respectively.
Three months ended June 30, 2007 compared to the three months ended June 30, 2006
Net income increased $128 as a result of a $44 increase in Ongoing Operations’ net income and an $84 decrease in Other Operations’ net loss. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
Net income increased $165 as a result of an $84 increase in Ongoing Operations’ net income and an $81 decrease in Other Operations’ net loss. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.

ONGOING OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Premiums	2007	2006	Change	2007	2006	Change

Written Premiums [1]

Business Insurance	$1,248	$1,276	(2%)	$2,546	$2,578	(1%)
Personal Lines	1,039	1,013	3%	1,978	1,914	3%
Specialty Commercial	387	418	(7%)	772	844	(9%)

Total Ongoing Operations	$2,674	$2,707	(1%)	$5,296	$5,336	(1%)

Earned Premiums [1]

Business Insurance	$1,281	$1,268	1%	$2,573	$2,531	2%
Personal Lines	967	939	3%	1,920	1,858	3%
Specialty Commercial	373	399	(7%)	751	782	(4%)

Total Ongoing Operations	$2,621	$2,606	1%	$5,244	$5,171	1%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Earned Premiums
Total Ongoing Operations’ earned premiums grew $15, or 1%, for the three months ended June 30, 2007 and $73, or 1%, for the six months ended June 30, 2007, due to growth in Business Insurance and Personal Lines, partially offset by a decrease in Specialty Commercial.
•	In Business Insurance, earned premium grew $13, or 1%, for the three months ended June 30, 2007 due to an increase in small commercial of $28, partially offset by a decrease in middle market of $15. For the six months ended June 30, 2007, earned premium grew $42, or 2%, due to an increase in small commercial of $66, partially offset by a decrease in middle market of $24. The increase in small commercial earned premium was primarily driven by new business outpacing non-renewals over the last six months of 2006 and the first six months of 2007. The decrease in middle market earned premium was driven by a decrease in new business written premium over the last six months of 2006 and first six months of 2007 and lower premium renewal retention in the first six months of 2007.

•	In Personal Lines, earned premium grew $28, or 3%, and $62, or 3%, respectively, for the three and six months ended June 30, 2007, primarily due to new business outpacing non-renewals over the last six months of 2006 and the first six months of 2007 in both auto and homeowners. Partially offsetting this growth was the effect of the sale of the Omni non-standard auto business in the fourth quarter of 2006 which accounted for $36 and $75, respectively, of earned premium in the three and six months ended June 30, 2006. Excluding Omni, earned premiums grew $63, or 7%, and $134, or 8%, respectively, for the three and six months ended June 30, 2007.

•	Specialty Commercial earned premium decreased by $26, or 7%, and $31, or 4%, respectively, for the three and six months ended June 30, 2007, primarily driven by a decrease in property, casualty and other earned premiums, partially offset by an increase in professional liability, fidelity and surety.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2007	2006	Change	2007	2006	Change

Written premiums	$2,674	$2,707	(1%)	$5,296	$5,336	(1%)
Change in unearned premium reserve	53	101	(48%)	52	165	(68%)

Earned premiums	2,621	2,606	1%	5,244	5,171	1%
Benefits, losses and loss adjustment expenses
Current year	1,716	1,705	1%	3,369	3,333	1%
Prior year	(12)	(9)	(33%)	(8)	(15)	47%

Total benefits, losses and loss adjustment expenses	1,704	1,696	—	3,361	3,318	1%
Amortization of deferred policy acquisition costs	528	523	1%	1,056	1,041	1%
Insurance operating costs and expenses	172	107	61%	317	245	29%

Underwriting results	217	280	(23%)	510	567	(10%)
Net servicing income [1]	14	12	17%	25	30	(17%)
Net investment income	385	296	30%	736	587	25%
Net realized capital losses	(18)	(31)	42%	(1)	(26)	96%
Other expenses	(56)	(75)	25%	(116)	(128)	9%
Income tax expense	(158)	(142)	(11%)	(341)	(301)	(13%)

Net income	$384	$340	13%	$813	$729	12%

Loss and loss adjustment expense ratio
Current year	65.5	65.4	(0.1)	64.3	64.4	0.1
Prior year	(0.5)	(0.4)	0.1	(0.1)	(0.3)	(0.2)

Total loss and loss adjustment expense ratio	65.1	65.1	—	64.1	64.2	0.1
Expense ratio	26.3	24.1	(2.2)	25.9	24.7	(1.2)
Policyholder dividend ratio	0.4	0.1	(0.3)	0.3	0.1	(0.2)

Combined ratio	91.7	89.3	(2.4)	90.3	89.0	(1.3)

Catastrophe ratio
Current year	2.0	2.8	0.8	1.5	2.2	0.7
Prior year	0.1	(0.7)	(0.8)	—	(0.7)	(0.7)

Total catastrophe ratio	2.1	2.1	—	1.5	1.5	—

Combined ratio before catastrophes	89.6	87.1	(2.5)	88.8	87.5	(1.3)
Combined ratio before catastrophes and prior accident year development	90.2	86.9	(3.3)	88.9	87.1	(1.8)

[1]	Net of expenses related to service business.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

Current accident year loss and loss adjustment expense ratio	2007	2006	Change	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	63.6	62.6	(1.0)	62.7	62.2	(0.5)
Current accident year catastrophe ratio	2.0	2.8	0.8	1.5	2.2	0.7

Current accident year loss and loss adjustment expense ratio	65.5	65.4	(0.1)	64.3	64.4	0.1

Net income and operating ratios
Three months ended June 30, 2007 compared to the three months ended June 30, 2006
Net income increased $44, or 13%, primarily due to:
•	An $89 increase in net investment income,

•	A $19 decrease in other expenses primarily due to an increase in the estimated cost of legal settlements in 2006 and a reduction in the estimated cost of legal settlements in 2007, partially offset by $12 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, and

•	A $13 decrease in net realized capital losses.

Partially offsetting these improvements in net income were the following factors:
•	A $63 decrease in underwriting results, and

•	A $16 increase in income tax expense, reflecting an increase in income before income taxes.
Primarily driving the $89 increase in net investment income was a higher average invested assets base due to positive operating cash flows, income earned from a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in returns on limited partnership investments. The decrease in net realized capital losses was primarily due to increased net gains on the sale of fixed maturity investments and a decrease in other-than-temporary impairments of fixed maturity investments.
Underwriting results decreased by $63, from $280 to $217, due to:

Decrease in current accident year underwriting results before catastrophes	$(87)
Decrease in current accident year catastrophe losses	21
Increase in net favorable prior accident year development	3

Decrease in underwriting results from 2006 to 2007	$(63)

Decrease in current accident year underwriting results before catastrophes of $87

The $87 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	$(99)
Excluding Omni, a $50 increase in earned premium at a combined ratio less than 100.0	7
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	5

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(87)

The combined ratio before catastrophes and prior accident year development increased by 3.3 points, from 86.9 to 90.2. Because the Omni non-standard auto business had a higher combined ratio than other businesses, exiting from the Omni business improved the ratio and improved underwriting results by $5. Excluding Omni, the combined ratio before catastrophes and prior accident year development increased by 3.7 points, from 86.5 to 90.2, resulting in a $99 decrease in current accident year underwriting results before catastrophes. The 3.7 point increase in the combined ratio before catastrophes and prior accident year development excluding Omni was primarily driven by a 1.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 63.6, and a 2.3 point increase in the expense ratio, to 26.3.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.3 points as a higher current accident year loss and loss adjustment expense ratio before catastrophes in Business Insurance and Personal Lines was partially offset by an improvement in Specialty Commercial.
•	The increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Business Insurance was primarily due to earned pricing decreases in middle market, an increase in non-catastrophe property loss costs in middle market and a higher mix of workers’ compensation business which has a higher loss and loss adjustment expense ratio.

•	The increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines was primarily due to a higher loss and loss adjustment expense ratio for auto liability claims and higher non-catastrophe property loss costs for both homeowners and auto physical damage claims, partially offset by the effect of earned pricing increases in homeowners. The increase in non-catastrophe loss costs for both AARP and Agency homeowners’ business was driven by increasing claim severity, partially offset by improved claim frequency. The increase in non-catastrophe property loss costs for auto physical damage claims was primarily due to increasing claim frequency. The increase in the loss and loss adjustment expense ratio for Personal Lines auto liability claims was due to an increase in the expected frequency of Agency auto liability claims in 2007 as well as an increase in reserves for AARP and Agency auto liability claims incurred in the first quarter of 2007 by $10, or 1.1 points.

•	The improved current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial was largely due to a lower loss and loss adjustment expense ratio for professional liability business, partially offset by a higher loss and loss adjustment expense ratio on specialty casualty business and an increase in non catastrophe property loss cost severity.
•	The expense ratio increased by 2.3 points, to 26.3, as the expense ratio in 2006 included the effect of a $34 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes. Also contributing to the increase in the expense ratio was an increase in insurance operating costs due, in part, to higher IT costs.
The $7 increase in current accident year underwriting results before catastrophes that was attributable to an increase in earned premium was generated by earned premium increases in Personal Lines and small commercial, partially offset by earned premium decreases in middle market and Specialty Commercial.

Decrease in current accident year catastrophes losses by $21
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest and April windstorms in the Southeast and Northeast.
Increase in net favorable prior accident year development of $3
Net favorable reserve development of $12 in 2007 included a $30 release of small commercial reserves for accident years 2003 through 2006, principally related to package business and workers’ compensation business sold through payroll service providers, partially offset by strengthening of reserves for allocated loss adjustment expenses on national account casualty business. Net favorable prior accident year reserve development of $9 in 2006 primarily included a $38 release of allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005 and a $22 reduction in prior accident year reserves for auto liability claims related to accident years 2003 to 2005, partially offset by a $45 strengthening of prior accident year reserves for construction defects claims on casualty business.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
Net income increased $84, or 12%, primarily due to:
•	An $149 increase in net investment income,

•	A $25 decrease in net realized capital losses, and

•	A $12 decrease in other expenses primarily due to an increase in the estimated cost of legal settlements in 2006 and a reduction in the estimated cost of legal settlements in 2007, partially offset by $26 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation.
Partially offsetting these improvements in net income were the following factors:
•	A $57 decrease in underwriting results, and

•	A $40 increase in income tax expense, reflecting an increase in income before income taxes.
Primarily driving the $149 increase in net investment income was a higher average invested assets base due to positive operating cash flows, income earned from a higher portfolio yield driven by a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships) and an increase in returns on limited partnership investments. The decrease in net realized capital losses was primarily due to increased net gains on the sale of fixed maturity investments and a decrease in other-than-temporary impairments of fixed maturity investments.
Underwriting results decreased by $57, from $567 to $510, due to:

Decrease in current accident year underwriting results before catastrophes	$(84)
Decrease in net favorable prior accident year development	(7)
Decrease in current accident year catastrophe losses	34

Decrease in underwriting results from 2006 to 2007	$(57)

Decrease in current accident year underwriting results before catastrophes of $84

The $84 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	$(115)
Excluding Omni, a $145 increase in earned premium at a combined ratio less than 100.0	19
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	12

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(84)

The combined ratio before catastrophes and prior accident year development increased by 1.8 points, from 87.1 to 88.9. Because the Omni non-standard auto business had a higher combined ratio than other businesses, exiting from the Omni business improved the ratio and improved underwriting results by $12. Excluding Omni, the combined ratio before catastrophes and prior accident year development increased by 2.2 points, from 86.7 to 88.9, resulting in a $115 decrease in current accident year underwriting results before catastrophes. The 2.2 point increase in the combined ratio before catastrophes and prior accident year development excluding Omni was primarily driven by a 0.8 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 62.7, and a 1.2 point increase in the expense ratio, to 25.9.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.8 points as the effect of a higher current accident year loss and loss adjustment expense ratio before catastrophes in Business Insurance and Personal Lines was partially offset by an improvement in Specialty Commercial.
•	The increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Business Insurance was primarily due to earned pricing decreases in middle market, an increase in non-catastrophe property loss costs in middle market, primarily driven by increasing claim severity, and a higher mix of workers’ compensation business which has a higher loss and loss adjustment expense ratio.

•	The increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines was primarily due to higher non-catastrophe property loss costs for homeowners claims and auto physical damage claims and a higher loss and loss adjustment expense ratio for auto liability claims in Agency business, partially offset by the effect of earned pricing increases in homeowners. The increase in non-catastrophe property loss costs was primarily driven by increasing claim severity for homeowners and increasing claim frequency for auto physical damage. The increase in the loss and loss adjustment expense ratio for Personal Lines Agency auto liability claims was due to an increase in the expected claim frequency in 2007.

•	The improved current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial was largely due to a lower loss and loss adjustment expense ratio for professional liability business and lower reinsurance costs in property, partially offset by the effect of higher loss costs and earned pricing decreases in casualty.
•	The expense ratio increased by 1.2 points, to 25.9, as the expense ratio in 2006 included the effect of a $34 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes. Also contributing to the increase in the expense ratio was an increase in insurance and operating costs driven, in part, by higher IT costs, and the effect of lower ceding commissions on professional liability business.
The $19 increase in current accident year underwriting results before catastrophes that was attributable to an increase in earned premium was generated by earned premium increases in Personal Lines and small commercial, partially offset by earned premium decreases in middle market and Specialty Commercial.
Decrease in net favorable prior accident year development of $7
Net favorable reserve development of $8 in 2007 included a $30 release of small commercial reserves for accident years 2003 through 2006, principally related to package business and workers’ compensation business sold through payroll service providers, partially offset by strengthening of reserves for allocated loss adjustment expenses on national account casualty business. Net favorable prior accident year reserve development of $15 in 2006 primarily included a $38 release of allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005 and a $53 reduction in prior accident year reserves for auto liability claims related to accident years 2003 to 2005, partially offset by a $45 strengthening of prior accident year reserves for construction defects claims on casualty business and a $30 increase in reserves for personal auto liability claims due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits.
Decrease in current accident year catastrophes losses of $34
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest, April windstorms in the Southeast and Northeast and windstorms in the South and Southwest.

BUSINESS INSURANCE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Premiums	2007	2006	Change	2007	2006	Change

Written Premiums [1]

Small Commercial	$694	$684	1%	$1,434	$1,405	2%
Middle Market	554	592	(6%)	1,112	1,173	(5%)

Total	$1,248	$1,276	(2%)	$2,546	$2,578	(1%)

Earned Premiums [1]

Small Commercial	$684	$656	4%	$1,365	$1,299	5%
Middle Market	597	612	(2%)	1,208	1,232	(2%)

Total	$1,281	$1,268	1%	$2,573	$2,531	2%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006	2007	2006

Policies in-force
Small Commercial			1,020,262	964,329
Middle Market			105,970	104,928

Total policies in-force end of period			1,126,232	1,069,257

New Business Premium
Small Commercial	$126	$139	$255	$288
Middle Market	$100	$110	$206	$222

Premium Renewal Retention
Small Commercial	84%	87%	85%	87%
Middle Market	78%	81%	78%	81%

Written Pricing Increase (Decrease)
Small Commercial	(1%)	1%	(1%)	1%
Middle Market	(4%)	(3%)	(4%)	(3%)

Earned Pricing Increase (Decrease)
Small Commercial	—	1%	—	1%
Middle Market	(5%)	(5%)	(5%)	(5%)

Earned Premiums
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Earned premiums for Business Insurance increased by $13 and $42, respectively, for the three and six months ended June 30, 2007, primarily due to new business premium outpacing non-renewals in small commercial and middle market over the last six months of 2006 and in small commercial over the first six months of 2007. Partially offsetting the growth was the effect of middle market earned pricing decreases and a decrease in middle market new business over the last six months of 2006 and first six months of 2007.
•	Small commercial earned premium grew $28 and $66, respectively, for the three and six months ended June 30, 2007, driven primarily by new business premium outpacing non-renewals over the last six months of 2006 and first six months of 2007. Premium renewal retention for small commercial decreased due, in part, to lower retention of larger accounts and a reduction in average premium per account. New business written premium for small commercial decreased by $13, or 9%, for the three months ended June 30, 2007 and by $33, or 11%, for the six months ended June 30, 2007. While the Company has increased the number of appointed agents to expand writings in certain territories, actions taken by some of the Company’s competitors to increase market share and business appetite may be contributing to the Company’s lower new business growth. Also contributing to the decrease in new business premium is lower average premium per account partly due to writing more liability-only policies and to writing a greater percentage of new business for commercial auto policies with fewer exposures.

•	Middle market earned premium decreased by $15 and $24, respectively, for the three and six months ended June 30, 2007, primarily due to earned pricing decreases and a decrease in new business over the last six months of 2006 and first six months of 2007. Premium renewal retention for middle market decreased primarily due to the more competitive pricing environment. In response to increased competition, management continues to focus heavily on premium renewal retention. New business written premium for middle market decreased by $10, or 9%, for the three months ended June 30, 2007 and by $16, or 7%, for the six months ended June 30, 2007, primarily due to continued price competition, particularly in commercial auto and general liability.

As written premium is earned over the 12-month term of the policies, the earned pricing changes during the first six months of 2007 were primarily a reflection of the written pricing changes over the last six months of 2006 and the first six months of 2007.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2007	2006	Change	2007	2006	Change

Written premiums	$1,248	$1,276	(2%)	$2,546	$2,578	(1%)
Change in unearned premium reserve	(33)	8	NM	(27)	47	NM

Earned premiums	1,281	1,268	1%	2,573	2,531	2%
Benefits, losses and loss adjustment expenses Current year	800	778	3%	1,593	1,545	3%
Prior year	(29)	(36)	19%	(23)	(26)	12%

Total benefits, losses and loss adjustment expenses	771	742	4%	1,570	1,519	3%
Amortization of deferred policy acquisition costs	295	294	—	592	586	1%
Insurance operating costs and expenses	81	35	131%	153	95	61%

Underwriting results	$134	$197	(32%)	$258	$331	(22%)

Loss and loss adjustment expense ratio
Current year	62.5	61.3	(1.2)	61.9	61.0	(0.9)
Prior year	(2.3)	(2.8)	(0.5)	(0.9)	(1.0)	(0.1)

Total loss and loss adjustment expense ratio	60.3	58.5	(1.8)	61.0	60.0	(1.0)
Expense ratio	28.7	25.7	(3.0)	28.5	26.7	(1.8)
Policyholder dividend ratio	0.6	0.3	(0.3)	0.4	0.2	(0.2)

Combined ratio	89.6	84.5	(5.1)	90.0	86.9	(3.1)

Catastrophe ratio
Current year	1.4	1.9	0.5	1.1	1.5	0.4
Prior year	—	(0.3)	(0.3)	(0.1)	0.1	0.2

Total catastrophe ratio	1.4	1.6	0.2	1.1	1.6	0.5

Combined ratio before catastrophes	88.2	82.9	(5.3)	88.9	85.3	(3.6)
Combined ratio before catastrophes and prior accident year development	90.5	85.4	(5.1)	89.8	86.4	(3.4)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Current accident year loss and loss adjustment expense ratio	2007	2006	Change	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	61.2	59.4	(1.8)	60.8	59.5	(1.3)
Current accident year catastrophe ratio	1.4	1.9	0.5	1.1	1.5	0.4

Current accident year loss and loss adjustment expense ratio	62.5	61.3	(1.2)	61.9	61.0	(0.9)

Underwriting results and ratios
Three months ended June 30, 2007 compared to the three months ended June 30, 2006
Underwriting results decreased by $63, with a corresponding 5.1 point increase in the combined ratio, to 89.6. The net decrease in underwriting results was principally driven by the following factors:

Decrease in current accident year underwriting results before catastrophes	$(63)
Decrease in net favorable prior accident year development	(7)
Decrease in current accident year catastrophe losses	7

Decrease in underwriting results from 2006 to 2007	$(63)

Decrease in current accident year underwriting results before catastrophes of $63

The $63 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development	$(65)
A $13 increase in earned premium at a combined ratio less than 100.0	2

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(63)

The combined ratio before catastrophes and prior accident year development increased by 5.1 points, from 85.4 to 90.5, resulting in a $65 decrease in current accident year underwriting results before catastrophes. The 5.1 point increase in the combined ratio before catastrophes and prior accident year development was primarily driven by a 1.8 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 3.0 point increase in the expense ratio.

•	Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 1.8 points, to 61.2, primarily due to earned pricing decreases in middle market, an increase in non-catastrophe property loss costs in middle market and a higher mix of workers’ compensation business which has a higher loss and loss adjustment expense ratio. The increase in non-catastrophe property losses in middle market was primarily due to increased claim severity for marine, partially offset by improved claim frequency and severity for middle market property claims other than marine.

•	The expense ratio increased by 3.0 points as the expense ratio in 2006 included the effect of an $18 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes. Also contributing to the increase in the expense ratio was the effect of lower earned premium in middle market and an increase in insurance and operating costs driven, in part, by higher IT costs.
Decrease in net favorable prior accident year development of $7
Net favorable reserve development of $29 in 2007 included a $30 release of small commercial reserves for accident years 2003 through 2006, principally related to package business and workers’ compensation business sold through payroll service providers. Net favorable prior accident year reserve development of $36 in 2006 primarily included a $38 release of allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005.
Decrease in current accident year catastrophes losses of $7
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest and April windstorms in the Southeast and Northeast.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
Underwriting results decreased by $73, with a corresponding 3.1 point increase in the combined ratio, to 90.0. The net decrease in underwriting results was principally driven by the following factors:

Decrease in current accident year underwriting results before catastrophes	$(80)
Decrease in net favorable prior accident year development	(3)
Decrease in current accident year catastrophe losses	10

Decrease in underwriting results from 2006 to 2007	$(73)

Decrease in current accident year underwriting results before catastrophes of $80

The $80 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development	$(86)
A $42 increase in earned premium at a combined ratio less than 100.0	6

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(80)

The combined ratio before catastrophes and prior accident year development increased by 3.4 points, from 86.4 to 89.8, resulting in an $86 decrease in current accident year underwriting results before catastrophes. The 3.4 point increase in the combined ratio before catastrophes and prior accident year development was primarily driven by a 1.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 1.8 point increase in the expense ratio.
•	Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 1.3 points, to 60.8, primarily due to earned pricing decreases in middle market, an increase in non-catastrophe property loss costs in middle market, primarily driven by increasing claim severity, and a higher mix of workers’ compensation business which has a higher loss and loss adjustment expense ratio.

•	The expense ratio increased by 1.8 points as the expense ratio in 2006 included the effect of an $18 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes. Also contributing to the increase in the expense ratio was the effect of lower earned premium in middle market and an increase in insurance and operating costs driven, in part, by higher IT costs.
The $6 increase in current accident year underwriting results before catastrophes attributable to an increase in earned premium was generated by earned premium increases in small commercial, partially offset by earned premium decreases in middle market.

Decrease in net favorable prior accident year development of $3
Net favorable reserve development of $23 in 2007 included a $30 release of small commercial reserves for accident years 2003 through 2006, principally related to package business and workers’ compensation business sold through payroll service providers. Net favorable prior accident year reserve development of $26 in 2006 primarily included a $38 release of allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005.
Decrease in current accident year catastrophes losses of $10
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest and April windstorms in the Southeast and Northeast.
Outlook
With a 1% decline in Business Insurance written premium for the first six months of 2007, management expects written premium to be flat to 3% lower for the 2007 full year. Contributing to the decline in Business Insurance written premium is the effect of state-mandated rate reductions in workers’ compensation. These rate reductions, combined with increased competition in specific geographic markets and lines will continue to effect written premium trends in the second half of the year. In small commercial, the Company expects written premium to be flat to 3% higher in 2007 as it further increases the number of appointed agents and seeks to increase the flow of new business from its agents. In addition, small commercial expects to increase written premium by expanding its underwriting appetite, refining its pricing models and upgrading product features.
Within middle market, the Company expects written premium to decrease 6% to 9% in 2007 as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Nevertheless, the Company will seek to increase its market share in a number of regions where the Company is currently under-represented. To generate growth in commercial auto and property business, the Company has been developing new underwriting and pricing models. In 2007, the Company continues to focus on renewal retention, particularly in the mid-Western states, where competition has been particularly strong. Written pricing has been affected by increased competition as evidenced by 1% written pricing decreases in small commercial and 4% written pricing decreases in middle market during the first six months of 2007. New business has declined in small commercial due to increased competition while new business has declined in middle market due to increased competition and written pricing decreases.
During the first six months of 2007, non-catastrophe property loss costs increased, driven by higher claim severity in middle market and small commercial, and, to a lesser extent, higher claim frequency in small commercial. Management expects loss costs to continue to increase for the remainder of 2007 as a change in trend from the favorable non-catastrophe loss costs experienced over the past couple of years. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 88.5 to 91.5 in 2007. The combined ratio before catastrophes and prior accident year development was 89.8 in the first six months of 2007 and 87.7 for the 2006 full year.
To summarize, management’s outlook in Business Insurance for the 2007 full year is:
•	Written premium flat to 3% lower as a 6% to 9% decline in middle market written premium is expected to be partially offset by flat to 3% growth in small commercial written premium

•	A combined ratio before catastrophes and prior accident year development of 88.5 to 91.5

PERSONAL LINES

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Premiums	2007	2006	Change	2007	2006	Change

Written Premiums [1]
Business Unit
AARP	$727	$678	7%	$1,377	$1,267	9%
Agency	293	283	4%	562	533	5%
Other	19	52	(63%)	39	114	(66%)

Total	$1,039	$1,013	3%	$1,978	$1,914	3%

Product Line
Automobile	$739	$735	1%	$1,438	$1,425	1%
Homeowners	300	278	8%	540	489	10%

Total	$1,039	$1,013	3%	$1,978	$1,914	3%

Earned Premiums [1]

Business Unit
AARP	$663	$612	8%	$1,316	$1,207	9%
Agency	282	266	6%	559	524	7%
Other	22	61	(64%)	45	127	(65%)

Total	$967	$939	3%	$1,920	$1,858	3%

Product Line
Automobile	$705	$695	1%	$1,398	$1,381	1%
Homeowners	262	244	7%	522	477	9%

Total	$967	$939	3%	$1,920	$1,858	3%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006	2007	2006

Policies in-force
Automobile			2,342,883	2,277,520
Homeowners			1,496,354	1,421,230

Total policies in-force end of period			3,839,237	3,698,750

New Business Premium
Automobile	$115	$114	$232	$223
Homeowners	$39	$44	$76	$76

Premium Renewal Retention
Automobile	88%	87%	89%	87%
Homeowners	97%	95%	98%	95%

Written Pricing Increase
Automobile	—	—	—	—
Homeowners	6%	4%	7%	4%

Earned Pricing Increase (Decrease)
Automobile	—	(1%)	—	(1%)
Homeowners	6%	5%	6%	5%

Earned Premiums
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Earned premiums increased $28 and $62, respectively, for the three and six months ended June 30, 2007, primarily due to earned premium growth in both AARP and Agency, partially offset by a reduction in Other earned premium.
•	AARP earned premium grew $51 and $109, respectively, for the three and six months ended June 30, 2007, reflecting growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies.

•	Agency earned premium grew $16 and $35, respectively, for the three and six months ended June 30, 2007, as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003. Dimensions allows Personal Lines to write a broader class of risks. The plan, which is available through the Company’s network of independent agents, was enhanced beginning in the third quarter of 2006 as “Dimensions with Auto Packages” and the enhanced plan is now offered in 29 states with four distinct package offerings as of June 30, 2007.

•	Other earned premium decreased by $39 and $82, respectively, for the three and six months ended June 30, 2007, primarily due to the sale of Omni on November 30, 2006 and a strategic decision to reduce other affinity business. Omni accounted for earned premiums of $36 and $75, respectively, for the three and six months ended June 30, 2006.
The earned premium growth in AARP and Agency was primarily due to auto and homeowners’ new business written premium outpacing non-renewals in the last six months of 2006 and first six months of 2007 and to earned pricing increases in homeowners’ business.
Auto earned premium grew $10, or 1%, for the three months ended June 30, 2007 and $17, or 1%, for the six months ended June 30, 2007, primarily from new business outpacing non-renewals in both AARP and Agency over the last six months of 2006 and the first six months of 2007, partially offset by a decline in other earned premium as a result of the sale of Omni. Before considering the decline in other auto business, auto earned premium grew $49, or 8%, for the three month period and $98, or 8%, for the six month period. For the three and six months ended June 30, 2007, homeowners’ earned premium grew $18, or 7%, and $45, or 9%, respectively, primarily due to new business outpacing non-renewals in both AARP and Agency business over the last six months of 2006 and the first six months of 2007 and due to earned pricing increases. Consistent with the growth in earned premium, the number of policies in-force has increased in auto and homeowners. The growth in policies in-force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in-force counts are as of a point in time rather than over a period of time.
Omni accounted for $7 and $17, respectively, of new business written premium during the three and six months ended June 30, 2006. Excluding Omni business, auto new business written premium increased by $8, or 7%, to $115 for the three months ended June 30, 2007 and by $26, or 13%, to $232 for the six months ended June 30, 2007. The increase in auto new business in AARP and Agency written premium was primarily due to direct marketing programs in AARP and the sale of Dimensions policies in Agency. Homeowners new business written premium decreased by $5, or 11%, to $39 for the three months ended June 30, 2007, primarily due to a decrease in Agency new business partially offset by an increase in AARP new business. Homeowners’ new business premium was flat at $76 for the six months ended June 30, 2007, as an increase in AARP new business was offset by a decrease in Agency new business.
Premium renewal retention for auto increased from 87% to 88% for the three months ended June 30, 2007 and from 87% to 89% for the six months ended June, 30, 2007, primarily due to the sale of the Omni non-standard auto business, which had a lower premium renewal retention than the Company’s standard auto business. Excluding Omni business, premium renewal retention decreased slightly, from 89% to 88%, for the three months ended June 30, 2007 and remained flat for the six months ended June 30, 2007 at 89%, as renewal retention remained strong in both AARP and Agency. Premium renewal retention for homeowners increased from 95% to 97% for the three months ended June 30, 2007 and from 95% to 98% for the six months ended June 30, 2007, primarily due to an increase in retention for both AARP and Agency business.
The trend in earned pricing during 2007 was primarily a reflection of the written pricing changes in the last six months of 2006 and the first six months of 2007. Written pricing remained flat in auto primarily due to an extended period of favorable results factoring into the rate setting process. Homeowners’ written pricing continued to increase due largely to increases in insurance to value.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2007	2006	Change	2007	2006	Change

Written premiums	$1,039	$1,013	3%	$1,978	$1,914	3%
Change in unearned premium reserve	72	74	(3%)	58	56	4%

Earned premiums	967	939	3%	1,920	1,858	3%
Benefits, losses and loss adjustment expenses
Current year	660	650	2%	1,270	1,239	3%
Prior year	4	(37)	NM	8	(23)	NM

Total benefits, losses and loss adjustment expenses	664	613	8%	1,278	1,216	5%
Amortization of deferred policy acquisition costs	154	156	(1%)	306	309	(1%)
Insurance operating costs and expenses	65	44	48%	122	101	21%

Underwriting results	$84	$126	(33%)	$214	$232	(8%)

Loss and loss adjustment expense ratio
Current year	68.4	69.4	1.0	66.2	66.7	0.5
Prior year	0.3	(4.0)	(4.3)	0.4	(1.3)	(1.7)

Total loss and loss adjustment expense ratio	68.7	65.4	(3.3)	66.6	65.5	(1.1)
Expense ratio	22.6	21.2	(1.4)	22.2	22.0	(0.2)

Combined ratio	91.3	86.6	(4.7)	88.9	87.5	(1.4)

Catastrophe ratio
Current year	3.3	4.8	1.5	2.5	3.7	1.2
Prior year	0.3	(1.2)	(1.5)	0.2	(0.3)	(0.5)

Total catastrophe ratio	3.6	3.6	—	2.7	3.4	0.7

Combined ratio before catastrophes	87.7	83.0	(4.7)	86.1	84.1	(2.0)
Combined ratio before catastrophes and prior accident year development	87.7	85.7	(2.0)	85.9	85.0	(0.9)
Other revenues [1]	$33	$33	—	$69	$66	5%

[1]	Represents servicing revenues.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Current accident year loss and loss adjustment expense ratio	2007	2006	Change	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	65.1	64.5	(0.6)	63.7	63.0	(0.7)
Current accident year catastrophe ratio	3.3	4.8	1.5	2.5	3.7	1.2

Current accident year loss and loss adjustment expense ratio	68.4	69.4	1.0	66.2	66.7	0.5

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Combined Ratios	2007	2006	Change	2007	2006	Change

Automobile	95.9	92.2	(3.7)	93.3	92.7	(0.6)
Homeowners	79.0	70.4	(8.6)	76.9	72.4	(4.5)

Total	91.3	86.6	(4.7)	88.9	87.5	(1.4)

Underwriting results and ratios
Three months ended June 30, 2007 compared to the three months ended June 30, 2006
Underwriting results decreased by $42, with a corresponding 4.7 point increase in the combined ratio, to 91.3. The decrease in underwriting results was principally driven by the following factors:

Change to net unfavorable prior accident year reserve development	$(41)
Decrease in current accident year underwriting results before catastrophes	(15)
Decrease in current accident year catastrophe losses	14

Decrease in underwriting results from 2006 to 2007	$(42)

Change to net unfavorable prior accident year development of $41
There were no significant net prior accident year reserve developments in 2007. Net favorable prior accident year reserve development of $37 in 2006 included a $22 reduction in prior accident year reserves for auto liability claims related to accident years 2003 to 2005 and a $7 reduction in prior accident year catastrophe reserves for hurricane Katrina in 2005.
Decrease in current accident year underwriting results before catastrophes of $15
The $15 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	$(30)
Excluding Omni, a $63 increase in earned premium at a combined ratio less than 100.0	10
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	5

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(15)

The combined ratio before catastrophes and prior accident year development increased by 2.0 points, from 85.7 to 87.7, as the effect of higher loss costs in AARP and Agency was partially offset by the fact that Omni had a higher combined ratio before catastrophes and prior accident year development than other business in the Personal Lines segment. Excluding Omni, the combined ratio before catastrophes and prior accident year development increased by 3.1 points, from 84.6 to 87.7, resulting in a $30 decrease in current accident year underwriting results before catastrophes. The 3.1 point increase was primarily due to a 1.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 65.0, and a 1.7 point increase in the expense ratio, to 22.6.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.3 points, primarily due to a higher loss and loss adjustment expense ratio for auto liability claims and higher non-catastrophe property loss costs for both homeowners and auto physical damage claims, partially offset by the effect of earned pricing increases in homeowners. The increase in non-catastrophe loss costs for both AARP and Agency homeowners’ business was driven by increasing claim severity, partially offset by improved claim frequency. The increase in non-catastrophe property loss costs for auto physical damage claims was primarily due to increasing claim frequency. The increase in the loss and loss adjustment expense ratio for Personal Lines auto liability claims was due to an increase in the expected frequency of Agency auto liability claims in 2007 as well as an increase in reserves for AARP and Agency auto liability claims incurred in the first quarter of 2007 by $10, or 1.1 points.

•	Excluding the effect that the Omni business had on the ratio in 2006, the expense ratio increased by 1.7 points. The expense ratio in 2006 included the effect of a $16 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes.
Decrease in current accident year catastrophes losses of $14
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest, April windstorms in the Southeast and Northeast and windstorms in the South and Southwest.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
Underwriting results decreased by $18, with a corresponding 1.4 point increase in the combined ratio, to 88.9. The decrease in underwriting results was principally driven by the following factors:

Change to net unfavorable prior accident year reserve development	$(31)
Decrease in current accident year underwriting results before catastrophes	(7)
Decrease in current accident year catastrophe losses	20

Decrease in underwriting results from 2006 to 2007	$(18)

Change to net unfavorable prior accident year development of $31
There were no significant net prior accident year reserve developments in 2007. Net favorable prior accident year reserve development of $23 in 2006 included a $53 reduction in prior accident year reserves for auto liability claims related to accident years 2003 to 2005, partially offset by a $30 increase in reserves for personal auto liability claims due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits.

Decrease in current accident year underwriting results before catastrophes of $7
The $7 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	$(41)
Excluding Omni, a $134 increase in earned premium at a combined ratio less than 100.0	22
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	12

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(7)

The combined ratio before catastrophes and prior accident year development increased by 0.9 points, from 85.0 to 85.9, as the effect of higher loss costs in AARP and Agency was partially offset by the fact that Omni had a higher combined ratio before catastrophes and prior accident year development than other business in the Personal Lines segment. Excluding Omni, the combined ratio before catastrophes and prior accident year development increased by 2.2 points, from 83.7 to 85.9, resulting in a $41 decrease in current accident year underwriting results before catastrophes. The 2.2 point increase was primarily due to a 1.6 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 63.6, and a 0.5 point increase in the expense ratio, to 22.3.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.6 points, primarily due to higher non-catastrophe property loss costs for homeowners claims and auto physical damage claims and a higher loss and loss adjustment expense ratio for auto liability claims in Agency business, partially offset by the effect of earned pricing increases in homeowners. The increase in non-catastrophe property loss costs was primarily driven by increasing claim severity. The increase in the loss and loss adjustment expense ratio for Personal Lines Agency auto liability claims was due to an increase in the expected claim frequency in 2007.

•	Excluding the effect that the Omni business had on the ratio in 2006, the expense ratio increased by 0.5 points. This increase is due to the fact that the expense ratio in 2006 included the effect of a $16 reduction of estimated Citizen’s assessments related to 2005 Florida hurricanes, partially offset by lower IT costs in 2007.
Decrease in current accident year catastrophes losses of $20
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest, April windstorms in the Southeast and Northeast and windstorms in the South and Southwest.
Outlook
With written premium growth of 3% in the first six months of 2007, management expects the Personal Lines segment to deliver 3% to 6% written premium growth in 2007. Written premium growth of 1% to 4% in auto and 7% to 10% in homeowners is expected to come from growth in both AARP and Agency. For AARP business, management expects to achieve its targeted written premium growth primarily through an increase in marketing to AARP members. In addition to marketing through mail, magazines and other traditional channels, the Company is attracting new customers by continuing to help AARP build its membership, using internet advertisements, placing more direct response television advertisements and cross-selling auto and homeowners policies.
For the Agency business, management expects to increase written premium by successfully engaging new and recently appointed agents. The Company sold its Omni non-standard auto business on November 30, 2006 and, because Omni accounted for 3% of written premium in the 2006 calendar year, Personal Lines written premium growth for the 2007 calendar year will be moderated by the sale of this business.
Strong underwriting profitability within the past couple of years has intensified the level of competition, particularly in auto, where written pricing for the first six months of 2007 was flat. For homeowners, written pricing increased 7% in the first six months of 2007, reflecting an increase in rate and insurance to value. Non-catastrophe loss costs of homeowners and auto physical damage claims increased in the first six months of 2007, driven largely by higher claim severity for homeowners and higher claim frequency for auto physical damage. For non-catastrophe property claims, management expects claim severity to continue to increase for the remainder of 2007. During the second quarter of 2007, the Company increased its full-year estimate of current accident year loss costs for auto liability claims, due primarily to higher than anticipated frequency on AARP and Agency business. While earned pricing and loss cost trends are expected to be less favorable in 2007 than in 2006, underwriting results in 2007 will benefit from the sale of Omni which generated an underwriting loss of $52 in the 2006 full year. The Company expects a 2007 combined ratio before catastrophes and prior accident year development in the range of 86.0 to 89.0. The combined ratio before catastrophes and prior accident year development was 85.9 in the first six months of 2007 and 86.4 for the 2006 full year.

To summarize, management’s outlook in Personal Lines for the 2007 full year is:
•	Written premium growth of 3% to 6%, including growth of 1% to 4% in auto and 7% to 10% in homeowners

•	A combined ratio before catastrophes and prior accident year development of 86.0 to 89.0

SPECIALTY COMMERCIAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Written Premiums [1]
Property	$59	$69	(14%)	$100	$112	(11%)
Casualty	129	139	(7%)	293	328	(11%)
Professional liability, fidelity and surety	178	174	2%	337	331	2%
Other	21	36	(42%)	42	73	(42%)

Total	$387	$418	(7%)	$772	$844	(9%)

Earned Premiums [1]

Property	$49	$54	(9%)	$101	$109	(7%)
Casualty	133	147	(10%)	268	289	(7%)
Professional liability, fidelity and surety	168	160	5%	338	314	8%
Other	23	38	(39%)	44	70	(37%)

Total	$373	$399	(7%)	$751	$782	(4%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Earned premiums for the Specialty Commercial segment decreased by $26 and $31, respectively, for the three and six months ended June 30, 2007, due to decreases in casualty, property and other earned premiums, partially offset by an increase in professional liability, fidelity and surety earned premiums.
•	Property earned premium decreased $5 and $8, respectively, for the three and six months ended June 30, 2007, primarily due to lower renewal retention, partially offset by the effect of earned pricing increases, new business growth and lower reinsurance costs. Renewal retention has decreased significantly in 2007, primarily due to increased competition in the standard excess and surplus lines market and especially on national account business. The industry has increased its capacity to write business in catastrophe-prone markets and this has increased competition in those markets. Property business experienced significant rate increases throughout 2006 and much smaller rate increases during the first six months of 2007, reflecting a hardening of the market after the 2005 hurricanes. New business has increased in 2007, largely because the Company had significantly curtailed new business in 2006 in order to reduce catastrophe loss exposures in certain geographic areas.

•	Casualty earned premiums decreased by $14 and $21, respectively, for the three and six months ended June 30, 2007, primarily because of a decline in new business written premium and, to a lesser extent, lower premium renewal retention.

•	Professional liability, fidelity and surety earned premium grew $8 and $24, respectively, for the three and six months ended June 30, 2007, primarily due to an increase in earned premium from professional liability and surety business. The increase in earned premium from professional liability business was primarily due to an increase in the mix of lower limit middle market professional liability premium as well as a decrease in the portion of risks ceded to outside reinsurers, partially offset by earned pricing decreases and a decrease in new business written premium. A lower frequency of class action cases in the past couple of years has put downward pressure on rates during 2006 and 2007. The increase in earned premium from surety business was primarily due to an increase in public construction spending and construction costs, resulting in more bonded work programs for current clients and larger bond limits.

Within the “Other” category, earned premium decreased by $15 and $26, respectively, for the three and six months ended June 30, 2007, primarily due to a decrease in premiums assumed under an intersegment arrangement and a reduction in the Company’s retention under the principal property catastrophe reinsurance program and other reinsurance programs. The “Other” category of earned premiums includes premiums assumed under intersegment arrangements and retentions under the principal property catastrophe reinsurance program and other reinsurance programs. Beginning in the third quarter of 2006, the Company reduced the premiums assumed by Specialty Commercial under intersegment arrangements covering certain liability claims.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2007	2006	Change	2007	2006	Change

Written premiums	$387	$418	(7%)	$772	$844	(9%)
Change in unearned premium reserve	14	19	(26%)	21	62	(66%)

Earned premiums	373	399	(7%)	751	782	(4%)
Benefits, losses and loss adjustment expenses
Current year	256	277	(8%)	506	549	(8%)
Prior year	13	64	(80%)	7	34	(79%)

Total benefits, losses and loss adjustment expenses	269	341	(21%)	513	583	(12%)
Amortization of deferred policy acquisition costs	79	73	8%	158	146	8%
Insurance operating costs and expenses	26	28	(7%)	42	49	(14%)

Underwriting results	$(1)	$(43)	98%	$38	$4	NM

Loss and loss adjustment expense ratio
Current year	68.5	69.4	0.9	67.2	70.2	3.0
Prior year	3.7	15.9	12.2	1.0	4.5	3.5

Total loss and loss adjustment expense ratio	72.2	85.3	13.1	68.1	74.6	6.5
Expense ratio	27.6	25.8	(1.8)	26.3	24.8	(1.5)
Policyholder dividend ratio	0.4	(0.1)	(0.5)	0.4	0.2	(0.2)

Combined ratio	100.3	111.0	10.7	94.9	99.6	4.7

Catastrophe ratio
Current year	0.6	1.0	0.4	0.3	0.8	0.5
Prior year	—	(0.4)	(0.4)	(0.5)	(4.0)	(3.5)

Total catastrophe ratio	0.6	0.6	—	(0.2)	(3.2)	(3.0)

Combined ratio before catastrophes	99.7	110.4	10.7	95.1	102.7	7.6
Combined ratio before catastrophes and prior accident year development	96.0	94.0	(2.0)	93.6	94.3	0.7
Other revenues [1]	$92	$81	14%	$174	$171	2%

[1]	Represents servicing revenues.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Current accident year loss and loss adjustment expense ratio	2007	2006	Change	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	68.0	68.4	0.4	66.8	69.4	2.6
Current accident year catastrophe ratio	0.6	1.0	0.4	0.3	0.8	0.5

Current accident year loss and loss adjustment expense ratio	68.5	69.4	0.9	67.2	70.2	3.0

Underwriting results and ratios
Three months ended June 30, 2007 compared to the three months ended June 30, 2006
Underwriting results increased by $42, with a corresponding 10.7 point decrease in the combined ratio, to 100.3. The increase in underwriting results was driven by the following factors:

Decrease in net unfavorable prior accident year development	$51
Decrease in current accident year underwriting results before catastrophes	(9)

Increase in underwriting results from 2006 to 2007	$42

Decrease in net unfavorable prior accident year development of $51
Net unfavorable prior accident year reserve development of $13 in the second quarter of 2007 consisted primarily of reserve strengthening for allocated loss adjustment expenses on national account casualty business. Net unfavorable prior accident year development of $64 in the second quarter of 2006 included a $45 strengthening of prior accident year reserves for construction defects claims on casualty business and a $20 strengthening of prior accident year allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development.
Decrease in current accident year underwriting results before catastrophes of $9
Current accident year underwriting results before catastrophes decreased by $9, primarily due to a decrease in casualty and property, partially offset by an increase in professional liability, fidelity and surety. The decrease in current accident year underwriting results for casualty business was driven by lower earned premium and a higher loss and loss adjustment expense ratio. The decrease in current accident year underwriting results before catastrophes for property business was primarily due to lower earned premium and an increase in non-catastrophe property claim severity, driven by one large fire claim. Current accident year underwriting results for professional liability, fidelity and surety business increased primarily due to a lower loss and loss adjustment expense ratio on directors and officers insurance and earned premium growth, partially offset by the effect of lower ceding commissions.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
Underwriting results increased by $34, with a corresponding 4.7 point decrease in the combined ratio, to 94.9. The increase in underwriting results was driven by the following factors:

Decrease in net unfavorable prior accident year development	$27
Decrease in current accident year catastrophe losses	4
Increase in current accident year underwriting results before catastrophes	3

Increase in underwriting results from 2006 to 2007	$34

Decrease in net unfavorable prior accident year development of $27
Net unfavorable prior accident year reserve development of $7 in the six months ended June 30, 2007 consisted primarily of reserve strengthening for allocated loss adjustment expenses on national account casualty business. Net unfavorable prior accident year development of $34 in the six months ended June 30, 2006 included a $45 strengthening of prior accident year reserves for construction defects claims on casualty business and a $20 strengthening of prior accident year allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development, partially offset by a $30 reduction in prior accident year loss reserves related to the 2005 hurricanes.
Decrease in current accident year catastrophes losses of $4
Compared to a mild 2007, catastrophes in 2006 were moderately higher, including tornadoes and hail storms in the Midwest and windstorms in Texas.
Increase in current accident year underwriting results before catastrophes of $3
Current accident year underwriting results before catastrophes increased by $3, primarily due to an increase in professional liability, fidelity and surety, largely offset by a decrease in casualty. Current accident year underwriting results for professional liability, fidelity and surety business increased primarily due to a lower loss and loss adjustment expense ratio on directors and officers insurance and earned premium growth, partially offset by the effect of lower ceding commissions. The decrease in current accident year underwriting results for casualty business was driven by lower earned premium and a higher loss and loss adjustment expense ratio.
Outlook
In 2007, the Company expects written premium for the Specialty Commercial segment to decrease by 5% to 8%. For property business, the Company expects written premium to decrease as the effect of lower renewal retention will be partially offset by moderate new business growth. Also contributing to the expected reduction in property written premium is the effect of an arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, under which a share of excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. The arrangement with Berkshire Hathaway enables the Company to offer its insureds larger policy limits and thereby enhance its competitive position in the marketplace.

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
During 2006, direct written pricing decreased in casualty and professional liability and increased in property as well as in fidelity and surety. In the first six months of 2007, the Company has experienced larger direct written pricing decreases in professional liability and smaller written pricing increases in property. In the latter half of 2006 and first six months of 2007, competition intensified for professional liability business, particularly for directors’ and officers’ insurance coverage. A lower frequency of class action cases in the past couple of years has put downward pressure on rates and this trend could reduce the growth rate of the Company’s professional liability business going forward. The year-over-year rate of increase in direct written pricing for property business has slowed in 2007 as market pricing for catastrophe-exposed business has moderated in 2007 compared to the sharp rate increases registered in 2006 following the major 2005 hurricanes. Since the latter part of 2006, the industry has increased its capacity and appetite to write business in catastrophe-prone markets and this has increased competition in those markets.
During 2007, the Company expects earned pricing increases to have a favorable effect on the non-catastrophe loss and loss adjustment expense ratio in specialty property, although loss costs increased in the second quarter of 2007 due primarily to one large fire claim. Given the anticipated trends in pricing and loss costs in Specialty Commercial, management expects a combined ratio before catastrophes and prior accident year development in the range of 92.0 to 95.0 for 2007. The combined ratio before catastrophes and prior accident year development was 93.6 for the first six months of 2007 and 93.0 for the 2006 full year.
To summarize, management’s outlook in Specialty Commercial for the 2007 full year is:
•	Written premium down 5% to 8%
•	A combined ratio before catastrophes and prior accident year development of 92.0 to 95.0

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2007	2006	Change	2007	2006	Change

Written premiums	$1	$2	(50%)	$1	$2	(50%)
Change in unearned premium reserve	—	1	(100%)	—	—	NM

Earned premiums	1	1	—	1	2	(50%)
Benefits, losses and loss adjustment expenses
Prior year	116	267	(57%)	134	286	(53%)

Total benefits, losses and loss adjustment expenses	116	267	(57%)	134	286	(53%)
Insurance operating costs and expenses	5	—	NM	11	3	NM

Underwriting results	$(120)	$(266)	55%	$(144)	$(287)	50%
Net investment income	61	69	(12%)	123	135	(9%)
Net realized capital (losses) gains	(6)	2	NM	—	2	(100%)
Other expenses	(2)	(1)	(100%)	(2)	—	NM
Income tax benefit	27	72	(63%)	15	61	(75%)

Net loss	$(40)	$(124)	68%	$(8)	$(89)	91%

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

Three months ended June 30, 2007 compared to the three months ended June 30, 2006
Net loss for the three months ended June 30, 2007 decreased $84 compared to the prior year period, driven primarily by the following:
•	A $146 increase in underwriting results, primarily due to a $151 decrease in unfavorable prior year loss development. Reserve development in the three months ended June 30, 2007 included $99 principally as a result of an adverse arbitration decision. For the comparable three month period ended June 30, 2006, reserve development included $243 as a result of the agreement with Equitas and the Company’s evaluation of the collectibility of the reinsurance recoverables and adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment.
Partially offsetting the increase in underwriting results were the following:
•	An $8 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net losses and loss adjustment expenses paid. Other Operations net investment income includes income earned on the separate portfolios of Heritage Holdings, and its subsidiaries, and on the Hartford Fire Insurance Company invested asset portfolio, which is allocated between Ongoing Operations and Other Operations. The Company attributes capital and invested assets to each segment using an internally developed risk-based capital attribution methodology.

•	A $45 decrease in income tax benefit reflecting a decrease in the loss before taxes.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
Net loss for the six months ended June 30, 2007 decreased $81 compared to the prior year period, driven primarily by the following:
•	A $143 increase in underwriting results, primarily due to a $152 decrease in unfavorable prior year loss development. Reserve development in the six months ended June 30, 2007 included $99 principally as a result of an adverse arbitration decision. For the comparable six month period ended June 30, 2006, reserve development included $243 as a result of the agreement with Equitas and the Company’s evaluation of the collectibility of the reinsurance recoverables and adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment.
Partially offsetting the increase in underwriting results were the following:
•	A $12 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net losses and loss adjustment expenses paid.
•	A $46 decrease in income tax benefit reflecting a decrease in the loss before taxes.
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
It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Although potential Federal asbestos-related legislation was considered by the Senate in 2006, it is uncertain whether such legislation will be reconsidered or enacted in the future and, if enacted, what its effect would be on the Company’s aggregate asbestos liabilities.
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and six months ended June 30, 2007.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended June 30, 2007	Asbestos	Environmental	All Other [1]	Total

Beginning liability — net [2][3]	$2,176	$299	$1,808	$4,283
Losses and loss adjustment expenses incurred	10	—	106	116
Losses and loss adjustment expenses paid	(41)	(17)	(60)	(118)
Reallocation of reserves for unallocated loss adjustment expenses [4]	—	—	125	125

Ending liability – net [2][3]	$2,145[5]	$282	$1,979	$4,406

For the Six Months Ended June 30, 2007	Asbestos	Environmental	All Other [1]	Total

Beginning liability — net [2][3]	$2,242	$316	$1,858	$4,416
Losses and loss adjustment expenses incurred	16	—	118	134
Losses and loss adjustment expenses paid	(113)	(34)	(122)	(269)
Reallocation of reserves for unallocated loss adjustment expenses [4]	—	—	125	125

Ending liability – net [2][3]	$2,145[5]	$282	$1,979	$4,406

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $9 and $6, respectively, as of June 30, 2007, $9 and $6, respectively, as of March 31, 2007, and $9 and $6, respectively, as of December 31, 2006. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three and six months ended June 30, 2007 includes $2 and $3, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three and six months ended June 30, 2007 includes $2 and $3, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,867 and $316, respectively, as of June 30, 2007, $3,095 and $336, respectively, as of March 31, 2007, and $3,242 and $362, respectively, as of December 31, 2006.

[4]	Prior to the second quarter of 2007, the Company evaluated the adequacy of the reserves for unallocated loss adjustment expenses on a company-wide basis. During the second quarter of 2007, the Company refined its analysis of the reserves at the segment level, resulting in the reallocation of reserves among segments, including a reallocation of reserves from Ongoing Operations to Other Operations.

[5]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $250 and $256, respectively, resulting in a one year net survival ratio of 8.6 and a three year net survival ratio of 8.4. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

During the second quarter of 2007, an arbitration panel found that a Hartford subsidiary, established as a captive reinsurance company in the 1970s by The Hartford’s former parent, ITT, had additional obligations to ITT’s primary insurance carrier under ITT’s captive insurance program, which ended in 1993. When ITT spun off The Hartford in 1995, the former captive became a Hartford subsidiary. The arbitration concerned whether certain claims could be presented to the former captive in a different manner than ITT’s primary insurance carrier historically had presented them. Principally as a result of this adverse arbitration decision, the Company recorded a charge of $99.
During the second quarter of 2007, the Company also completed its annual ground up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. The evaluation resulted in no addition to the Company’s net asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
The Company divides its gross asbestos exposures into Direct, Assumed Reinsurance and London Market. The Company further divides its direct asbestos exposures into the following categories: Major Asbestos Defendants (the “Top 70” accounts in Tillinghast’s published Tiers 1 and 2 and Wellington accounts), which are subdivided further as: Structured Settlements, Wellington, Other Major Asbestos Defendants; Accounts with Future Expected Exposures greater than $2.5; Accounts with Future Expected Exposures less than $2.5 and Unallocated.
•	Structured Settlements are those accounts where the Company has reached an agreement with the insured as to the amount and timing of the claim payments to be made to the insured.

•	The Wellington subcategory includes insureds that entered into the “Wellington Agreement” dated June 19, 1985. The Wellington Agreement provided terms and conditions for how the signatory asbestos producers would access their coverage from the signatory insurers.

•	The Other Major Asbestos Defendants subcategory represents insureds included in Tiers 1 and 2, as defined by Tillinghast that are not Wellington signatories and have not entered into structured settlements with The Hartford. The Tier 1 and 2 classifications are meant to capture the insureds for which there is expected to be significant exposure to asbestos claims.

•	The Unallocated category includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.
An account may move between categories from one evaluation to the next. For example, an account with future expected exposure of greater than $2.5 in one evaluation may be reevaluated due to changing conditions and recategorized as less than $2.5 in a subsequent evaluation or vice versa.

The following table displays asbestos reserves and other statistics by policyholder category, as of June 30, 2007:
Summary of Gross Asbestos Reserves
As of June 30, 2007

				All Time
	Number of	All Time	Total	Ultimate
	Accounts [1]	Paid [2]	Reserves	[2]

Major asbestos defendants [4]
Structured settlements (includes 3 Wellington accounts)	6	$260	$443	$703
Wellington (direct only)	30	858	75	933
Other major asbestos defendants	29	478	163	641
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	72	724	705	1,429
Accounts with future exposure < $2.5	1,077	443	130	573
Unallocated [5]		1,318	418	1,736

Total direct		$4,081	$1,934	$6,015
Assumed reinsurance		1,003	552	1,555
London market		547	381	928

Total as of June 30, 2007 [3]		$5,631	$2,867	$8,498

[1]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2007.

[2]	“All Time Paid” represents the total payments with respect to the indicated claim type that have already been made by the Company as of the indicated balance sheet date. “All Time Ultimate” represents the Company’s estimate, as of the indicated balance sheet date, of the total payments that are ultimately expected to be made to fully settle the indicated payment type. The amount is the sum of the amounts already paid (e.g. “All Time Paid”) and the estimated future payments (e.g. the amount shown in the column labeled “Total Reserves”).

[3]	Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio of 5.3 as of June 30, 2007 is computed based on total paid losses of $1,609 for the period from July 1, 2004 to June 30, 2007. As of June 30, 2007, the one year gross paid amount for total asbestos claims is $487, resulting in a one year gross survival ratio of 5.9.

[4]	Includes 26 open accounts at June 30, 2007. Included 28 open accounts at June 30, 2006.

[5]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.
For paid and incurred losses and loss adjustment expenses reporting, the Company classifies its asbestos and environmental reserves into three categories: Direct, Assumed – Domestic and London Market. Direct insurance includes primary and excess coverage. Assumed reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of the Company’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.
Of the three categories of claims (Direct, Assumed – Domestic and London Market), direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.
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

The following table sets forth, for the three and six months ended June 30, 2007, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expense (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended June 30, 2007	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE

Gross
Direct	$30	$(295)	$13	$—
Assumed – Domestic	30	72	4	—
London Market	20	76	2	—

Total	80	(147)	19	—
Ceded	(39)	157	(2)	—

Net	$41	$10	$17	$—

Six Months Ended June 30, 2007

Gross
Direct	$113	$(293)	$33	$—
Assumed – Domestic	90	72	8	—
London Market	26	76	4	—

Total	229	(145)	45	—
Ceded	(116)	161	(11)	—

Net	$113	$16	$34	$—

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2007 includes $1 and $2, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2007 includes $3 and $4, respectively, related to asbestos and environmental claims.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2007 of $2.44 billion ($2.15 billion and $288 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.08 billion to $2.75 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2006 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. The Company expects to perform its regular review of environmental liabilities in the third quarter of 2007. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves or to the amounts recoverable from its reinsurers.
During the second quarter of 2007, the Company also completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluation resulted in no addition to the allowance for uncollectible reinsurance. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. As of June 30, 2007, the allowance for uncollectible reinsurance for Other Operations totals $289. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables at least annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates — Property & Casualty Reserves, Net of Reinsurance and Other Operations (Including Asbestos and Environmental Claims) sections of the MD&A included in the Company’s 2006 Form 10-K Annual Report.

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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. For the three and six months ended June 30, net investment income and net realized capital gains and losses accounted for approximately 30% and 27%, respectively, of the Company’s consolidated revenues for 2007, and 1% and 13%, respectively, for 2006. For the three and six months ended June 30, net investment income, excluding net investment income from trading securities, and net realized capital gains and losses, accounted for approximately 17% and 19%, respectively, of the Company’s consolidated revenues for 2007 and 17% for both periods in 2006.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 65% and 68% of the fair value of its invested assets as of June 30, 2007 and December 31, 2006, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies Life’s invested assets by type as of June 30, 2007 and December 31, 2006.
Composition of Invested Assets

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$53,782	56.8%	$53,173	59.4%
Equity securities, available-for-sale, at fair value	1,387	1.5%	811	0.9%
Equity securities, held for trading, at fair value	31,843	33.6%	29,393	32.9%
Policy loans, at outstanding balance	2,052	2.2%	2,051	2.3%
Mortgage loans, at amortized cost [1]	4,236	4.5%	2,909	3.3%
Limited partnerships	1,034	1.1%	794	0.9%
Other investments	296	0.3%	283	0.3%

Total investments	$94,630	100.0%	$89,414	100.0%

[1]	Consist of commercial and agricultural loans.
Total investments increased $5.2 billion since December 31, 2006 primarily as a result of positive operating cash flows, equity securities held for trading, and securities lending activities, offset by increased unrealized losses primarily due to the increase in interest rates. Fixed maturities declined as a percentage of total investments due to the increase in unrealized losses and the decision to allocate a greater percentage of Life’s portfolio to mortgage loans and limited partnerships. The increased allocation to partnerships and mortgages was made primarily due to the attractive yields and diversification opportunities of these asset classes. Equity securities, held for trading, increased $2.5 billion since December 31, 2006, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product offset by foreign currency losses due to the depreciation of the yen in comparison to other foreign currencies.
Investment Results
The following table summarizes Life’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2007	2006	2007	2006

Net investment income – excluding policy loans and equity securities, held for trading	$850	$755	$1,666	$1,488
Equity securities, held for trading [1]	1,234	(970)	1,444	(516)
Policy loan income	34	36	70	69

Total net investment income (loss)	$2,118	$(179)	$3,180	$1,041
Yield on average invested assets [2]	6.1%	5.8%	6.0%	5.7%

Gross gains on sale	$36	$48	$108	$89
Gross losses on sale	(52)	(82)	(92)	(141)
Impairments
Credit related	—	—	(12)	—
Other [3]	(20)	(43)	(22)	(52)

Total impairments	(20)	(43)	(34)	(52)
Japanese fixed annuity contract hedges, net [4]	(17)	(14)	(12)	(58)
Periodic net coupon settlements on credit derivatives/Japan	(13)	(8)	(25)	(22)
GMWB derivatives, net	(133)	(22)	(111)	(35)
Other, net [5]	(22)	(29)	(32)	(57)

Net realized capital losses, before-tax	$(221)	$(150)	$(198)	$(276)

[1]	Represents dividend income and the change in value of equity securities, held for trading.

[2]	Yields calculated using net investment income (excluding income related to equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[5]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Net investment income, excluding policy loans and equity securities, held for trading, increased $95, or 13%, and $178, or 12%, for the three and six months ended June 30, 2007, respectively, compared to the prior year periods. The increase in net investment income for the three and six months ended June 30, 2007 was primarily due to a higher average invested asset base, and income earned from a higher portfolio yield due to the change in asset mix and an increase in limited partnership returns. Limited partnership returns increased due to favorable changes in market value of the underlying fund investments as well as gains on certain underlying partnership asset liquidations. Life expects limited partnership returns to moderate over the next six months. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, universal life-type product sales, and an increase in collateral held from securities lending activities.
Net investment income on equity securities, held for trading, for the three and six months ended June 30, 2007, was primarily attributed to an increase in the value of the underlying investment funds supporting the Japanese variable annuity product due to positive market performance.
Net realized capital losses were higher for the three months ended June 30, 2007 and lower for the six months ended June 30, 2007 compared to the respective prior year periods. The change in net losses for the three months ended June 30, 2007 compared to the prior year period was primarily the result of larger net losses associated with the GMWB derivatives. The components that drove the change for the six months ended June 30, 2007, were net gains on sales, net losses associated with Japanese fixed annuity contract hedges, other net losses and impairments, offset by the net losses on GMWB derivatives. The circumstances giving rise to these changes are as follows:
•	The net gains on fixed maturity sales for the six months ended June 30, 2007 were primarily the result of tighter credit spreads on certain issuers since the date of security purchase. For further discussion of gross gains and losses, see below.
•	The lower net losses associated with the Japanese fixed annuity contract hedges for the six months ended June 30, 2007 resulted from a less significant increase in Japanese interest rates compared to the respective prior year period.
•	Other, net losses in both 2007 and 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates.
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	The net losses on GMWB derivatives for the three and six months ended June 30, 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were made during the second quarter of 2007 to reflect newly reliable market inputs for volatility.
Gross gains on sales for the three and six months ended June 30, 2007 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in credit spreads and interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2007 were primarily within fixed maturities and were concentrated in the corporate sector with no single security sold at a loss in excess of $4 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3% and 2%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2006 were primarily within fixed maturities and were concentrated in corporate and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continued to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2006 were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $3 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
The following table identifies Property & Casualty’s invested assets by type as of June 30, 2007 and December 31, 2006.
Composition of Invested Assets

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$27,468	91.0%	$27,178	92.8%
Equity securities, available-for-sale, at fair value	947	3.1%	873	3.0%
Mortgage loans, at amortized cost [1]	655	2.2%	409	1.4%
Limited partnerships	699	2.3%	450	1.5%
Other investments	433	1.4%	390	1.3%

Total investments	$30,202	100.0%	$29,300	100.0%

[1]	Consist of commercial and agricultural loans.
Total investments increased $902 since December 31, 2006 primarily as a result of positive operating cash flows and securities lending activities, offset by increased unrealized losses primarily due to the increase in interest rates. Fixed maturities declined as a percentage of total investments due to the increase in unrealized losses and the decision to allocate a greater percentage of Property & Casualty’s portfolio to mortgage loans and limited partnerships. The increased allocation to partnerships and mortgages was made primarily due to the attractive yields and diversification opportunities of these asset classes.

Investment Results
The table below summarizes Property & Casualty’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2007	2006	2007	2006

Net investment income, before-tax	$446	$365	$859	$722
Net investment income, after-tax [1]	$333	$271	$641	$540
Yield on average invested assets, before-tax [2]	6.3%	5.5%	6.1%	5.5%
Yield on average invested assets, after-tax [1] [2]	4.7%	4.1%	4.5%	4.1%

Gross gains on sale	$38	$41	$90	$91
Gross losses on sale	(36)	(42)	(62)	(89)
Impairments
Credit related	(10)	—	(10)	—
Other [3]	(10)	(23)	(11)	(37)

Total impairments	(20)	(23)	(21)	(37)
Periodic net coupon settlements on credit derivatives	3	1	6	1
Other, net [4]	(9)	(6)	(14)	10

Net realized capital losses, before-tax	$(24)	$(29)	$(1)	$(24)

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Yields calculated using net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments and other investment gains.
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Before-tax net investment income increased $81, or 22%, and $137, or 19%, and after-tax net investment income increased $62, or 23%, and $101, or 19%, for the three and six months ended June 30, 2007, respectively, compared to the prior year periods. The increase in net investment income for the three and six months ended June 30, 2007 was primarily due to a higher average invested asset base and income earned from a higher portfolio yield driven by the change in asset mix and an increase in limited partnership returns. Limited partnership returns increased due to favorable changes in market value of the underlying fund investments as well as gains on certain underlying partnership asset liquidations. Property & Casualty expects limited partnership returns to moderate over the next six months. The increase in the average invested asset base, as compared to the prior year period, was primarily due to positive operating cash flows and an increase in collateral held from increased securities lending activities.
Net realized capital losses were lower for the three and six months ended June 30, 2007, compared to the prior year periods, primarily due to increased net gains on sales and a decrease in other-than-temporary impairments. For further discussion of gross gains and losses on fixed maturity investments and other-than-temporary impairments, see below.
Gross gains on sales for the three and six months ended June 30, 2007 were primarily within fixed maturities and were concentrated in the corporate and foreign government sectors. Sales were made to reallocate the portfolio to securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in interest rates and credit spreads since the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2007 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $4 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3% which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2006 were primarily within fixed maturities and were concentrated in the corporate, municipal and foreign government sectors. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continued to reposition the portfolio to higher quality fixed maturity investments and increased investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2006 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $2 and $4, respectively, and an average loss, as a percentage of the fixed maturity’s amortized cost, of less than 2% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of June 30, 2007 and December 31, 2006, Corporate held $386 and $404, respectively, of fixed maturity investments. In addition, Corporate held $56 and $55 of equity securities as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, a put option agreement with a fair value of $43 was included in other invested assets. For further discussion of this position, see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
Variable Interest Entities
During the three months ended June 30, 2007, the Company invested $120 in two newly established collateralized debt obligations (“CDOs”) where the Company is not the primary beneficiary and is therefore not required to consolidate these variable interest entities. HIMCO serves as collateral manager to the CDOs. The Company’s maximum exposure to loss is limited to its direct investment in those structures. Creditors have recourse only to the assets of the CDOs and not to the general credit of the Company. The Company’s maximum exposure to loss from consolidated and non-consolidated CDO VIEs managed by HIMCO was $386 as of June 30, 2007. For further discussion related to CDOs, see the Investment Credit Risk section below.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

ABS	$—	$—	$12	$—
CMBS/Collateralized mortgage obligations (“CMOs”)	—	—	—	2
Corporate	31	64	32	82
Equity	9	2	11	5

Total other-than-temporary impairments	$40	$66	$55	$89

Credit related	$10	$—	$22	$—
Other	30	66	33	89

Total other-than-temporary impairments	$40	$66	$55	$89

The following discussion provides an analysis of significant other-than-temporary impairments recognized during the three and six months ended June 30, 2007 and 2006 as well as the related circumstances giving rise to the other-than-temporary impairments.
For the three and six months ended June 30, 2007, the other-than-temporary impairments reported in Other were primarily corporate fixed maturities that had declines in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost. For the six months ended June 30, 2007, the Credit related other-than-temporary impairments primarily related to one ABS backed by aircraft lease receivables and a preferred equity security. The ABS impairment was attributable to higher than expected aircraft maintenance costs and a ratings downgrade. The preferred equity security impairment recognized during the three months ended June 30, 2007 was attributable to issuer specific credit spread widening as the issuer is going through a proposed leveraged buyout. Prior to the other-than-temporary impairments, for the three and six months ended June 30, 2007, these securities had an average market value as a percentage of amortized cost of 88% and 86%, respectively.
For the three and six months ended June 30, 2006, other-than-temporary impairments were primarily recorded on certain corporate fixed maturities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and six months ended June 30, 2006, these securities had an average market value as a percentage of amortized cost of 84% and 85%, respectively.
Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase or credit spreads widen, other-than-temporary impairments for the remainder of the year will likely be higher than the levels recognized during the first six months of 2007.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. For further discussion, see the Investment Credit Risk section of the MD&A in The Hartford’s 2006 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.
The following table identifies fixed maturity securities by type on a consolidated basis as of June 30, 2007 and December 31, 2006.
Consolidated Fixed Maturities by Type

	June 30, 2007					December 31, 2006
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS
Auto	$664	$1	$(4)	$661	0.8%	$740	$1	$(4)	$737	0.9%
CDOs [1]	2,708	4	(12)	2,700	3.4%	1,194	6	(4)	1,196	1.5%
Credit cards	1,095	4	(1)	1,098	1.3%	1,205	8	(3)	1,210	1.5%
Home equity	3,299	11	(18)	3,292	4.0%	2,970	12	(9)	2,973	3.7%
Student loan	765	5	(1)	769	0.9%	805	5	—	810	1.0%
Other	1,135	13	(27)	1,121	1.4%	1,010	22	(33)	999	1.2%
CMBS	17,875	143	(349)	17,669	21.6%	16,579	232	(145)	16,666	20.6%
CMOs	1,515	12	(13)	1,514	1.9%	1,300	17	(9)	1,308	1.6%
Corporate
Basic industry	2,477	48	(45)	2,480	3.0%	2,801	83	(32)	2,852	3.6%
Capital goods	2,226	78	(32)	2,272	2.8%	2,568	111	(20)	2,659	3.3%
Consumer cyclical	3,045	72	(55)	3,062	3.8%	3,279	94	(34)	3,339	4.1%
Consumer non-cyclical	2,883	53	(60)	2,876	3.5%	3,465	84	(47)	3,502	4.4%
Energy	1,611	50	(30)	1,631	2.0%	1,779	73	(21)	1,831	2.3%
Financial services	10,808	215	(163)	10,860	13.4%	10,276	307	(78)	10,505	13.1%
Technology and communications	3,666	143	(59)	3,750	4.6%	4,136	191	(44)	4,283	5.3%
Transportation	623	12	(12)	623	0.8%	730	17	(10)	737	0.9%
Utilities	4,489	146	(108)	4,527	5.5%	4,588	195	(66)	4,717	5.8%
Other	1,330	21	(27)	1,324	1.6%	1,447	38	(19)	1,466	1.8%
Government/Government agencies
Foreign	977	53	(17)	1,013	1.2%	1,213	87	(6)	1,294	1.6%
United States	1,161	8	(16)	1,153	1.4%	848	5	(7)	846	1.0%
MBS – agency	3,148	3	(78)	3,073	3.8%	2,742	5	(45)	2,702	3.3%
Municipal
Tax-exempt	11,010	314	(65)	11,259	13.8%	10,555	511	(4)	11,062	13.7%
Taxable	1,357	10	(57)	1,310	1.6%	1,342	25	(23)	1,344	1.7%
Redeemable preferred stock	9	—	—	9	—	36	—	—	36	—
Short-term	1,590	—	—	1,590	1.9%	1,681	—	—	1,681	2.1%

Total fixed maturities	$81,466	$1,419	$(1,249)	$81,636	100.0%	$79,289	$2,129	$(663)	$80,755	100.0%

[1]	Includes securities with an amortized cost and fair value of $68 and $65, respectively, as of June 30, 2007 and $59 and $61, respectively, as of December 31, 2006 that contain a home equity loan component. Typically the CDOs are also backed by assets other than home equity loans.
The Company’s fixed maturity net unrealized gains decreased $1.3 billion from December 31, 2006 to June 30, 2007. The decrease was primarily due to an increase in interest rates, credit spread widening and net realized capital gains on the sale of securities, partially offset by other-than-temporary impairments taken during the year.

For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
As of June 30, 2007, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2006 except investments in CDOs. The increase in CDOs was primarily related to the investment of the cash collateral received from securities lending programs into AAA rated CDOs.
As of June 30, 2007 and December 31, 2006, 98% of the ABS portfolio was rated investment grade. Senior secured bank loans and commercial mortgage loans represent approximately 98% of the underlying CDO portfolios, with approximately 94% of the CDO portfolio rated AAA as of June 30, 2007.
Home equity included in the table above represents the Company’s securities backed by pools of sub-prime and Alt-A residential mortgage loans. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak or impaired credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who are rated above sub-prime category of creditworthiness but below a top rated prime borrower. The Company is not an originator of residential mortgage loans. The slowing U.S. housing market, increased interest rates, and relaxed underwriting standards for some originators of home equity loans have recently led to higher delinquency rates, especially within the 2006 vintage year. As of June 30, 2007, the 2006 vintage year securities have an amortized cost and fair value of $512 and $506, respectively, with 94% of these securities rated AA and above. The Company expects delinquency and loss rates on home equity loans to increase in the future, however, largely due to the credit quality of the Company’s home equity securities, the Company expects to continue to receive payments in accordance with the contractual terms of the securities.
The following table presents the Company’s exposure to home equity loans by credit quality, including direct investments in CDOs that contain a home equity loan component. The following table does not include the Company’s $700 notional value of derivative contracts, as of June 30, 2007, which provides exposure to the Lehman AAA home equity index. For the six months ended June 30, 2007, these contracts recognized a net loss of less than $1. Approximately $500 of notional value of these contracts matured on July 1, 2007 with the remainder set to mature in September 2007.
Home Equity ABS Residential Loans

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

AAA	$1,275	$1,269	$1,084	$1,085
AA	1,611	1,613	1,592	1,599
A	302	303	233	234
BBB	108	109	55	55
BB & Below	71	63	65	61

Total investments	$3,367	$3,357	$3,029	$3,034

The following table identifies fixed maturities by credit quality on a consolidated basis as of June 30, 2007 and December 31, 2006. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities. The Company held no issuer of a below investment grade (“BIG”) security (BB & below) with a fair value in excess of 3% and 4% of the total fair value for BIG securities as of June 30, 2007 and December 31, 2006, respectively.
Consolidated Fixed Maturities by Credit Quality

	June 30, 2007			December 31, 2006
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$27,167	27,177	33.4%	$23,216	$23,629	29.2%
AA	11,113	11,124	13.6%	10,107	10,298	12.8%
A	16,283	16,507	20.2%	17,696	18,251	22.6%
BBB	15,662	15,684	19.2%	17,402	17,655	21.9%
United States Government/Government agencies	6,267	6,174	7.6%	5,529	5,507	6.8%
BB & below	3,384	3,380	4.1%	3,658	3,734	4.6%
Short-term	1,590	1,590	1.9%	1,681	1,681	2.1%

Total fixed maturities	$81,466	$81,636	100.0%	$79,289	$80,755	100.0%

At the June 2007 Federal Open Market Committee meeting, the Federal Reserve (“Fed”) held rates steady at 5.25% for the eighth straight meeting. The Fed indicated in its statement that the predominant policy concern is the risk that inflation will fail to moderate as expected and that future policy adjustments will depend on the evolution of the outlook for both inflation and economic growth. An increase in future interest rates may result in lower fixed maturity valuations, an increase in gross unrealized losses and a decrease in gross unrealized gains.
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of June 30, 2007 and December 31, 2006, by length of time the security was in an unrealized loss position.
Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities

	June 30, 2007			December 31, 2006
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$25,365	$24,809	$(556)	$12,601	$12,500	$(101)
Greater than three months to six months	3,862	3,742	(120)	1,261	1,242	(19)
Greater than six months to nine months	554	544	(10)	1,239	1,210	(29)
Greater than nine months to twelve months	645	634	(11)	1,992	1,959	(33)
Greater than twelve months	14,937	14,357	(580)	15,402	14,911	(491)

Total	$45,363	$44,086	$(1,277)	$32,495	$31,822	$(673)

The increase in the unrealized loss amount since December 31, 2006 is primarily the result of increases in interest rates and credit spread widening, offset in part by net gains on asset sales and other-than-temporary impairments.
As a percentage of amortized cost, the average security unrealized loss at June 30, 2007 and December 31, 2006 was less than 3%. As of June 30, 2007 and December 31, 2006, fixed maturities represented $1,249 and $663, respectively, or 98% and 99%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale.
The Company held no securities of a single issuer that were at an unrealized loss position in excess of 5% of the total unrealized loss amount as of June 30, 2007 and December 31, 2006.
Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type

	June 30, 2007				December 31, 2006
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$92	$75	$(17)	2.8%	$107	$79	$(28)	5.1%
CDOs	266	260	(6)	1.0%	133	129	(4)	0.7%
Home equity	278	268	(10)	1.7%	224	216	(8)	1.4%
Other ABS	637	629	(8)	1.3%	703	692	(11)	2.0%
CMBS	4,566	4,407	(159)	26.6%	4,694	4,575	(119)	21.5%
Corporate
Basic industry	614	591	(23)	3.8%	859	834	(25)	4.5%
Consumer cyclical	497	471	(26)	4.3%	752	724	(28)	5.1%
Consumer non-cyclical	764	732	(32)	5.3%	1,106	1,068	(38)	6.9%
Financial services	2,711	2,641	(70)	11.6%	2,749	2,689	(60)	10.8%
Technology and communications	611	584	(27)	4.5%	912	877	(35)	6.3%
Transportation	156	147	(9)	1.5%	225	216	(9)	1.6%
Utilities	1,101	1,045	(56)	9.3%	1,384	1,331	(53)	9.6%
Other	1,019	975	(44)	7.3%	1,454	1,404	(50)	9.1%
MBS	1,416	1,358	(58)	9.7%	1,793	1,748	(45)	8.1%
Municipals	636	603	(33)	5.5%	490	473	(17)	3.1%
Other securities	772	749	(23)	3.8%	1,048	1,025	(23)	4.2%

Total	$16,136	$15,535	$(601)	100.0%	$18,633	$18,080	$(553)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2006 was primarily driven by increases in interest rates and credit spread widening, offset in part by net gains on asset sales and other-than-temporary impairments. The sectors with the most significant concentration of unrealized losses were CMBS, MBS, and corporate fixed maturities most significantly within the financial services and utilities sectors. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of June 30, 2007, the Company held approximately 610 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was the result of an increase in interest rates and credit spreads from the securities’ purchase dates. Substantially all of these securities are investment grade securities with extended maturity dates priced at, or greater than, 90% of amortized cost as of June 30, 2007. Future changes in fair value of these securities are primarily dependent on changes in interest rates and credit spread movements.
Financial services — As of June 30, 2007, the Company held approximately 230 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2007. These positions are a mixture of fixed and variable rate securities, which have been adversely impacted by modest changes in credit spreads and an increase in interest rates after the purchase date. Future changes in fair value of these securities are primarily dependent on changes in general market conditions, including interest rates and credit spread movements.
MBS — As of June 30, 2007, the Company held approximately 730 different securities that were in an unrealized loss position for greater than six months. The unrealized loss was primarily the result of an increase in interest rates from the securities’ purchase dates, and to a lesser extent, a widening of credit spreads. These securities are U.S. government agency backed securities with extended maturity dates and substantially all are priced at, or greater than, 90% of amortized cost as of June 30, 2007. Future changes in fair value of these securities are primarily dependent on changes in interest rates and credit spread movements.
Utilities — As of June 30, 2007, the Company held approximately 130 different securities that were in an unrealized loss position for six months or more. Substantially all of these securities are fixed rate, investment grade securities priced at, or greater than, 90% of amortized cost, which have been adversely impacted by increases in interest rates and modest changes in credit spreads after the purchase date. Future changes in fair value of these securities are primarily dependent on changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of June 30, 2007 and December 31, 2006. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities to recovery as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of June 30, 2007 and December 31, 2006, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section included in the “Critical Accounting Estimates” section of the MD&A and the “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2006 Form 10-K Annual Report.

CAPITAL MARKETS RISK MANAGEMENT
The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements which are monitored internally and reviewed by senior management.
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
Life’s Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan and other global markets. The Company’s profitability in its investment products businesses depends largely on the amount of assets under management, which is primarily driven by the level of deposits, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans, Institutional and International and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.
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

The Company sells variable annuity contracts that offer one or more living benefits, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. At times, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2006, the Company introduced a new U.S. living income benefit, which guarantees a steady income stream for the life of the policyholder. During the first quarter of 2007, the Company launched a new rider that may be attached to its Japan variable annuity business (“3 Win”) which provides three different potential outcomes for the contract holder. The first outcome allows the contract holder to lock-in gains on their account value upon reaching a specified appreciation target. Upon reaching the target, contract holder funds are transferred out of the underlying funds and into the Company’s general account from which the contract holder can access their account value without penalty. The second outcome provides a “safety-net” that provides the contract holder a guaranteed minimum income benefit (“GMIB”) of the contract holder’s original deposit over 15 years, if the contract holder’s account value drops by more than 20% from the original deposit. The third outcome provides the contract holder a guaranteed minimum accumulation benefit (“GMAB”) of the contract holder’s original deposit in a lump sum if the first two outcomes are not met after a ten-year waiting period. This is the Company’s first GMAB issuance. GMABs are accounted for differently from GMIBs, as described below. There is also a return of premium death benefit attached to this rider. In addition, the Company expects to make further changes in its living benefit offerings from time to time. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS 133 (such as GMWBs or GMABs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMIBs and GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB. Many benefit guarantees meet the definition of an embedded derivative, under SFAS 133 (GMWB and GMAB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment (GMIB), such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $503, as of June 30, 2007. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.
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
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits as of June 30, 2007 is $4.5 billion. Due to the fact that 84% of this amount is reinsured, the Company’s net exposure is $701. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $41 as of June 30, 2007. Declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. With the exception of the GMIB in 3 Win as described above, the guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder. The value of the guaranteed minimum accumulation benefit associated with Japan’s new product offering in the first quarter of 2007, recorded as an embedded derivative under SFAS 133, was an asset of $1 at June 30, 2007.
In April 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with an in-force block of variable annuity products offered in Japan with an account value of $2.5 billion as of June 30, 2007.
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of June 30, 2007 is $36. Due to the fact that 61% of this amount is reinsured, the Company’s net exposure is $14. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.
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
In addition, the Company uses hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
During the three months ended June 30, 2007, the Company entered into a swap contract to hedge certain risk components for the remaining term of a block of non-reinsured GMWB riders. As of June 30, 2007, this swap had a notional value of $9 billion and a market value of $(21). Due to the significance of the non-observable inputs associated with pricing this derivative, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Financial Statements. The deferred loss of $32 will be recognized in retained earnings upon adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”) or in earnings if the non-observable inputs in the derivative price become observable prior to the adoption of SFAS No. 157.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a loss of $133 (primarily comprised of reflecting newly reliable market inputs for volatility as well as modeling refinements made by the Company) and $22 before deferred policy acquisition costs and tax effects for the three months ended June 30, 2007 and 2006, respectively and $111 (primarily comprised of reflecting newly reliable market inputs for volatility as well as modeling refinements made by the Company) and $35 for the six months ended June 30, 2007 and 2006. As of June 30, 2007, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $66.3 billion and $208 respectively. As of December 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $53.3 billion and $377, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of June 30, 2007 and December 31, 2006, the notional value related to this strategy was $2.4 billion and $2.2 billion, respectively, while the fair value related to this strategy was $16 and $29, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with GAAP, causing volatility in GAAP net income.
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

From January 1, 2007 through June 30, 2007, HFSG and HLI received a combined total of $982 from their insurance subsidiaries. From July 1, 2007 through July 24, 2007, HFSG and HLI received a combined total of $463 from their insurance subsidiaries.
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

			Maximum Available As of		Outstanding As of
	Effective	Expiration	June 30,	December 31,	June 30,	December 31,
Description	Date	Date	2007	2006	2007	2006
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$99	$299
HLI [1]	2/7/97	N/A	—	250	—	—

Total commercial paper			2,000	2,250	99	299
Revolving Credit Facility
5-year revolving credit facility	9/7/05	9/7/10	1,600	1,600	—	—
Line of Credit
Life Japan Operations [2]	9/18/02	1/4/08	40	42	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,640	$3,892	$99	$299

[1]	In January 2007, the commercial paper program of HLI was terminated.

[2]	As of June 30, 2007 and December 31, 2006, the line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $1.6 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated statutory surplus. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of June 30, 2007, the Company was in compliance with all such covenants.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2006 Form 10-K Annual Report.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. For 2007, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans is expected to be immaterial. In May 2007, the Company, at its discretion, made a $120 contribution to the Plan. The Company expects to contribute an additional $80 to the pension plans in 2007.
Capitalization
The capital structure of The Hartford as of June 30, 2007 and December 31, 2006 consisted of debt and equity, summarized as follows:

	June 30,	December 31,
	2007	2006	Change

Short-term debt (includes current maturities of long-term debt)	$399	$599	(33%)
Long-term debt	4,005	3,504	14%
Capital lease obligation	114	—	—

Total debt [1]	4,518	4,103	10%
Equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	19,249	18,698	3%
AOCI	(601)	178	NM

Total stockholders’ equity	$18,648	$18,876	(1%)

Total capitalization including AOCI	$23,166	$22,979	1%

Debt to equity	24%	22%
Debt to capitalization	20%	18%

[1]	Total debt of the Company excludes $588 and $258 of consumer notes as of June 30, 2007 and December 31, 2006, respectively.
The Hartford’s total capitalization as of June 30, 2007 increased $187 as compared with December 31, 2006. This increase was due to a $415 increase in total debt offset by a $228 decrease in total stockholders’ equity. Total debt increased from issuance of $500 of 5.375% senior notes and capital lease obligations offset by $200 in repayments on commercial paper. Total stockholders’ equity decreased primarily due to treasury stock acquired of $800, other comprehensive loss of $779, primarily due to unrealized losses on securities, and stockholder dividends of $319, partially offset by net income of $1.5 billion and an increase in issuance of shares under incentive and stock compensation plans of $91.
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
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
Capital Lease Obligation
In the second quarter of 2007, the Company recorded a capital lease of $114. The capital lease obligation is included in long-term debt in the condensed consolidated balance sheet as of June 30, 2007. The minimum lease payments under the capital lease arrangement are approximately $27 in each of 2008, 2009 and 2010 with a firm commitment to purchase the leased asset on January 1, 2010 for $46.
Consumer Notes
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
As of June 30, 2007, and December 31, 2006, $588 and $258 of consumer notes had been issued. As of June 30, 2007, these consumer notes have interest rates ranging from 4.4% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, or indexed to the S&P 500 Index, Dow Jones Industrials or the Nikkei 225. For the three and six months ended June 30, 2007, interest credited to holders of consumer notes was $6 and $11, respectively.

Stockholders’ Equity
Treasury stock acquired — In the first quarter of 2007, The Hartford repurchased $800 of its securities (8.4 million shares) under its share repurchase program. For additional information regarding the share repurchase program, see the Liquidity Requirements section above.
Dividends — On May 17, 2007, The Hartford’s Board of Directors declared a quarterly dividend of $0.50 per share payable on July 2, 2007 to shareholders on record as of June 1, 2007.
On July 19, 2007, The Hartford’s Board of Directors declared a quarterly dividend of $0.50 per share payable on October 1, 2007 to shareholders on record as of September 4, 2007.
AOCI – AOCI decreased by $779 as of June 30, 2007 compared with December 31, 2006. The decrease in AOCI is primarily a result of rising interest rates causing unrealized losses on securities of $746, after-tax, as well as losses on hedging instruments of $68. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
Cash Flow

	Six Months Ended
	June 30,
	2007	2006

Net cash provided by operating activities	$2,947	$2,524
Net cash used for investing activities	$(3,158)	$(3,389)
Net cash provided by financing activities	$482	$617
Cash – end of period	$1,624	$1,081

The increase in cash from operating activities compared to prior year period was primarily the result of premium cash flows in excess of claim payments and increased net investment income, partially offset by increases in taxes paid. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities decreased primarily due to treasury stock acquired and increases in dividends paid; partially offset by proceeds from consumer notes and issuance of long-term debt, net of repayments on commercial paper.
Operating cash flows for the six months ended June 30, 2007 and 2006 have been adequate to meet liquidity requirements.
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
On June 25, 2007, A.M. Best Co. upgraded the issuer credit ratings to “a” from “a-” and the senior debt ratings to “a” from “a-” of The Hartford Financial Services Group, Inc. and Hartford Life, Inc. In addition, the commercial paper rating of The Hartford Financial Services Group, Inc. was upgraded to AMB-1 from AMB-2. Concurrently, A.M. Best has affirmed the financial strength rating of A+ (Superior) and the issuer credit ratings of “aa-” of the Company’s insurance subsidiaries. The outlook for all ratings is stable.

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of July 24, 2007.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—

Other Ratings:

The Hartford Financial Services Group, Inc.:
Senior debt	a	A	A	A2
Commercial paper	AMB-1	F1	A-1	P-1
Hartford Life, Inc.:
Senior debt	a	A	A	A2
Hartford Life Insurance Company:
Short term rating	—	—	A-1+	P-1
Consumer notes	a+	AA-	AA-	A1

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	June 30,	December 31,
	2007	2006

Life Operations	$4,780	$4,734
Japan Life Operations	1,600	1,380
Property & Casualty Operations	8,399	8,230

Total	$14,779	$14,344

Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, see Part II, Item 1, “Legal Proceedings”.
Regulatory Developments – For a discussion regarding contingencies related to regulatory developments that affect The Hartford, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Legislative Initiatives
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2007.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; except for beginning in the second quarter of 2007 the Company outsourced certain information technology infrastructure services.
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
Broker Compensation Litigation – Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. In April 2007, the district court granted the defendants’ motions to dismiss the Sherman Act and RICO claims, dismissed the consolidated actions without prejudice, and established a schedule for the plaintiffs to file any amended complaints. The plaintiffs filed their second consolidated amended complaints in May 2007, and the defendants thereafter renewed their motions to dismiss. The Company also has been named in two similar actions filed in state courts, which were removed to federal court and transferred to the court presiding over the multidistrict litigation. These actions have been stayed pending a decision on the renewed motions to dismiss in the multidistrict litigation.
The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions. The plaintiffs have appealed that decision. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005, and the plaintiffs have agreed to stay further proceedings until after the resolution of the appeal from the dismissal of the securities action.
Fair Credit Reporting Act Class Action – In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. Based on the number of claim forms received in connection with the settlement, management estimates that the Company will be required to establish a settlement fund of $90 in satisfaction of the Company’s obligations under the terms of the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, but management believes it is probable that the Company’s coverage position ultimately will be sustained. In 2006, the Company accrued $10, the amount of the self-insured retention, which reflects the amount that management believes to be the Company’s ultimate liability under the settlement net of insurance.
Call-Center Patent Litigation – In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case is being transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. The Company disputes the allegations and intends to defend this action vigorously.
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

Item 1A. RISK FACTORS
Refer to Item 1A in The Hartford’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007 and the 2006 Form 10-K Annual Report for an explanation of the Company’s risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2007:

			Total Number of Shares	Approximate Dollar Value of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under
Period	Purchased	Paid Per Share	or Programs	the Plans or Programs
				(in millions)
April 1, 2007 – April 30, 2007	—	$—	—	$1,200
May 1, 2007 – May 31, 2007	96 [1]	$95.58	—	$1,200
June 1, 2007 – June 30, 2007	4,821 [1]	$101.77	—	$1,200

Total	4,917	$101.64	—	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 16, 2007, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of twelve directors, each to serve until the next annual meeting of shareholders and the election and qualifications of his or her successor; and (2) a proposal to ratify the appointment of the Company’s independent auditors, Deloitte & Touche LLP, for the fiscal year ending December 31, 2007.
Only shareholders of record as of the close of business on March 20, 2007 were entitled to vote at the annual meeting. As of March 20, 2007, 316,296,720 shares of common stock of the Company were outstanding and entitled to vote at the annual meeting.
Set forth below is the vote tabulation relating to the two items presented to the shareholders at the annual meeting:
(1) The shareholders elected each of the twelve nominees to the Board of Directors:

	Votes Cast
Names of Director Nominees	For	Withheld

Ramani Ayer	270,468,547	6,570,128
Ramon de Oliveira	274,675,734	2,362,941
Trevor Fetter	274,611,066	2,427,609
Edward J. Kelly, III	274,683,737	2,354,938
Paul G. Kirk, Jr.	272,213,334	4,825,341
Thomas M. Marra	270,906,798	6,131,877
Gail J. McGovern	274,603,641	2,435,034
Michael G. Morris	273,620,739	3,417,936
Robert W. Selander	274,623,733	2,414,942
Charles B. Strauss	271,848,189	5,190,486
H. Patrick Swygert	272,261,069	4,777,606
David K. Zwiener	270,863,964	6,174,711

(2) The shareholders ratified the appointment of the Company’s independent auditors:

Shares For:	274,105,202
Shares Against:	931,799
Shares Abstained:	2,001,674
Item 5. OTHER INFORMATION
On May 17, 2007, The Hartford’s Board of Directors approved an amendment to Section 2.2 of the Company’s By-Laws to require a stockholder who desires to nominate a person for election as a director to state in the notice of nomination, among other things, whether, if elected, the nominee intends to tender any advance resignation notice(s) requested by the Board of Directors in connection with subsequent elections, such advance resignation to be contingent upon the nominee’s failure to receive a majority vote in an uncontested election of directors and acceptance of such resignation by the Board of Directors.
Item 6. EXHIBITS
See Exhibits Index on page 101.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.

(Registrant)

Date: July 26, 2007	/s/ Beth A. Bombara

Beth A. Bombara
Senior Vice President and Controller
(Chief accounting officer and duly
authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2007
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

3.01	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc., effective May 17, 2007 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 21, 2007).

4.01	Senior Indenture, dated as of April 11, 2007, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.3 of the Company’s Automatic Shelf Registration Statement on Form S-3 filed on April 11, 2007).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.