Form 10-Q
period 2007-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2007-10-25
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 19, 2007, there were outstanding 313,844,818 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and changes in stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 23, 2007

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2007	2006	2007	2006

	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$4,062	$3,761	$11,760	$11,288
Fee income	1,398	1,152	4,026	3,432
Net investment income
Securities available-for-sale and other	1,298	1,164	3,907	3,449
Equity securities held for trading	(698)	1,185	746	669

Total net investment income	600	2,349	4,653	4,118
Other revenues	126	118	368	356
Net realized capital gains (losses)	(363)	27	(565)	(273)

Total revenues	5,823	7,407	20,242	18,921

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,968	4,491	11,289	10,741
Amortization of deferred policy acquisition costs and present value of future profits	476	839	2,185	2,485
Insurance operating costs and expenses	973	832	2,826	2,358
Interest expense	67	70	196	207
Other expenses	164	164	522	530

Total benefits, losses and expenses	4,648	6,396	17,018	16,321
Income before income taxes	1,175	1,011	3,224	2,600
Income tax expense	324	253	870	638

Net income	$851	$758	$2,354	$1,962

Earnings per share
Basic	$2.70	$2.45	$7.42	$6.41
Diluted	$2.68	$2.39	$7.35	$6.25

Weighted average common shares outstanding	315.4	310.0	317.3	306.0
Weighted average common shares outstanding and dilutive potential common shares	318.0	316.7	320.1	314.1

Cash dividends declared per share	$0.50	$0.40	$1.50	$1.20

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for per share data)	2007	2006

	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $81,953 and $79,289)	$81,818	$80,755
Equity securities, held for trading, at fair value (cost of $28,774 and $23,668)	34,901	29,393
Equity securities, available-for-sale, at fair value (cost of $2,308 and $1,535)	2,449	1,739
Policy loans, at outstanding balance	2,050	2,051
Mortgage loans on real estate	5,236	3,318
Other investments	2,738	1,917

Total investments	129,192	119,173
Cash	1,952	1,424
Premiums receivable and agents’ balances	3,766	3,675
Reinsurance recoverables	5,163	5,571
Deferred policy acquisition costs and present value of future profits	11,499	10,268
Deferred income taxes	279	284
Goodwill	1,726	1,717
Property and equipment, net	941	791
Other assets	4,060	3,323
Separate account assets	197,877	180,484

Total assets	$356,455	$326,710

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$22,197	$21,991
Life	15,007	14,016
Other policyholder funds and benefits payable	78,925	71,311
Unearned premiums	5,677	5,620
Short-term debt	822	599
Long-term debt	3,670	3,504
Consumer notes	723	258
Other liabilities	12,607	10,051
Separate account liabilities	197,877	180,484

Total liabilities	337,505	307,834

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock, $0.01 par value — 750,000,000 shares authorized, 329,586,365 and 326,401,820 shares issued	3	3
Additional paid-in capital	6,585	6,321
Retained earnings	14,260	12,421
Treasury stock, at cost — 15,864,102 and 3,086,429 shares	(1,232)	(47)
Accumulated other comprehensive income (loss), net of tax	(666)	178

Total stockholders’ equity	18,950	18,876

Total liabilities and stockholders’ equity	$356,455	$326,710

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended
	September 30,
(In millions, except for share data)	2007	2006

	(Unaudited)
Common Stock and Additional Paid-in Capital
Balance at beginning of period	$6,324	$5,070
Issuance of shares from equity unit contracts	—	690
Issuance of shares under incentive and stock compensation plans and other	219	124
Tax benefit on employee stock options and awards	45	31

Balance at end of period	6,588	5,915

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting changes, net of tax	12,421	10,207
Cumulative effect of accounting changes, net of tax	(41)	—

Balance at beginning of period, as adjusted	12,380	10,207
Net income	2,354	1,962
Dividends declared on common stock	(474)	(369)

Balance at end of period	14,260	11,800

Treasury Stock, at Cost
Balance at beginning of period	(47)	(42)
Treasury stock acquired	(1,172)	—
Return of shares under incentive and stock compensation plans to treasury stock	(13)	(4)

Balance at end of period	(1,232)	(46)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	178	90
Total other comprehensive loss	(844)	(26)

Balance at end of period	(666)	64

Total stockholders’ equity	$18,950	$17,733

Outstanding Shares (in thousands)
Balance at beginning of period	323,315	302,152
Issuance of shares from equity unit contracts	—	12,132
Issuance of shares under incentive and stock compensation plans and other	3,185	2,367
Treasury stock acquired	(12,643)	—
Return of shares under incentive and stock compensation plans to treasury stock	(135)	(49)

Balance at end of period	313,722	316,602

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006

	(Unaudited)		(Unaudited)
Comprehensive Income
Net income	$851	$758	$2,354	$1,962

Other comprehensive income (loss)
Change in net unrealized gain/loss on securities	(224)	898	(970)	14
Change in net gain/loss on cash-flow hedging instruments	48	114	(20)	(85)
Change in foreign currency translation adjustments	100	(24)	111	45
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	11	—	35	—

Total other comprehensive income (loss)	(65)	988	(844)	(26)

Total comprehensive income	$786	$1,746	$1,510	$1,936

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2007	2006

	(Unaudited)
Operating Activities
Net income	$2,354	$1,962
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,185	2,485
Additions to deferred policy acquisition costs and present value of future profits	(3,177)	(3,060)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	1,216	400
Reinsurance recoverables	417	1,320
Receivables and other assets	(234)	38
Payables and accruals	437	(682)
Accrued and deferred income taxes	538	572
Net realized capital losses	565	273
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	4,446	3,871
Net increase in equity securities, held for trading	(4,288)	(3,875)
Depreciation and amortization	484	387
Other, net	(376)	95

Net cash provided by operating activities	4,567	3,786
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	26,816	26,766
Equity securities, available-for-sale	450	285
Mortgage loans	1,245	249
Partnerships	250	117
Payments for the purchase of:
Fixed maturities, available-for-sale	(30,127)	(29,709)
Equity securities, available-for-sale	(865)	(482)
Mortgage loans	(3,161)	(1,257)
Partnerships	(929)	(645)
Change in policy loans, net	1	(42)
Change in payables for collateral under securities lending, net	2,046	420
Change in all other securities, net	(379)	(416)
Additions to property and equipment, net	(251)	(116)

Net cash used for investing activities	(4,904)	(4,830)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	26,315	19,507
Withdrawals and other deductions from investment and universal life-type contracts	(22,678)	(19,854)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	(2,226)	1,621
Issuance of long-term debt	495	—
Repayment/maturity of long-term debt	(300)	(715)
Change in short-term debt	75	25
Proceeds from issuance of consumer notes	465	41
Issuance of shares from equity unit contracts	—	690
Proceeds from issuance of shares under incentive and stock compensation plans, net	166	100
Excess tax benefits on stock-based compensation	29	31
Treasury stock acquired	(1,172)	—
Return of shares under incentive and stock compensation plans to treasury stock	(13)	(4)
Dividends paid	(481)	(335)

Net cash provided by financing activities	675	1,107
Foreign exchange rate effect on cash	190	19
Net increase in cash	528	82
Cash — beginning of period	1,424	1,273

Cash — end of period	$1,952	$1,355

Supplemental Disclosure of Cash Flow Information
Net Cash Paid During the Period For:
Income taxes	$366	$25
Interest	$172	$204
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
The accompanying condensed consolidated financial statements and notes as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2006 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. During 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed by the end of 2007. The 2004 through 2005 examination is expected to begin by the end of 2007. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. SFAS 155: (a) permits fair value remeasurement for any hybrid financial instrument (asset or liability) that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company began applying SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. SFAS 155 did not have an effect on the Company’s consolidated financial condition and results of operations upon adoption on January 1, 2007.
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
Future Adoption of New Accounting Standards
Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies
In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). This statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged; however, on October 17,

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
2007, the FASB agreed to propose a delay of the effective date of SOP 07-1. This SOP is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). For financial statement elements currently required to be measured at fair value, this statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. The Company will adopt SFAS 157 on January 1, 2008, but has not yet quantified the impact. However, the Company has certain significant product riders, including the guaranteed minimum withdrawal benefit (“GMWB”), that are recorded using fair value. Under SFAS 133 and the related accounting literature on fair value that currently exists, prior to SFAS 157, when an estimate of fair value is made for liabilities where no market observable transactions exist for that liability or a similar liability, market risk margins are only included in the valuation if the margin is identifiable, measurable and significant. If a reliable estimate of market risk margins is not obtainable, the present value of expected cash flows, discounted at the risk free rate of interest, may be the best available estimate of fair value in the circumstances. Under SFAS 157, market risk margins will be required to be included in a fair value measurement even if they are not observable in the market. For example, under SFAS 157, fair value for GMWB in the Company’s U.S. variable annuity products will use significant Level 3 inputs including significant unobservable risk margins. As a result of applying the unobservable market inputs for risk margins, under SFAS 157, to our block of unreinsured GMWB business of $46.2 billion, as of September 30, 2007, the one time realized capital loss that could be recorded upon the adoption of SFAS 157 could materially reduce the Company’s 2008 net income. The Company has not quantified the actual increase in risk margins that will be required upon adoption of SFAS 157. However, the Company has quantified the effect on the valuation of GMWB arising from assumed risk margin changes. For example, if risk margins, including those estimated to represent unobservable market risk margins, included in the valuation of GMWB increased by 15 basis points, the Company would expect to record, on the date of adoption, a realized capital loss of approximately $170-$210, after the effect of DAC amortization and income taxes. If risk margins increased by 20 basis points the Company would record a realized capital loss of approximately $230-$280, after DAC amortization and taxes, and if risk margins increased by 30 basis points the Company would record a realized capital loss of approximately $365-$450, after DAC amortization and taxes. The amount of market risk margins that the Company will ultimately include in its valuation of GMWB under SFAS 157 is highly dependent upon market conditions at the date of adoption as well as in future periods. Realized gains and losses that will be recorded in future years are also likely to be more volatile than amounts recorded in prior years. In addition, adoption of SFAS 157 will result in a future reduction in new business variable annuity fee income as fees attributed to the embedded derivative will increase consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative.
Amendment of FASB Interpretation No. 39
In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, “Offsetting of Amounts Related to Certain Contacts”, by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39. FSP FIN 39-1 also amends FIN 39 by modifying certain terms. FSP FIN 39-1 is effective for reporting periods beginning after November 15, 2007, with early application permitted. The Company will early adopt on December 31, 2007, by electing to offset cash collateral against amounts recognized for derivative instruments under master netting arrangements. The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s results of operations or financial position.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
The effective tax rate for the three months ended September 30, 2007 and 2006 was 28% and 25%, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 27% and 25%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The 2006 provision-to-filed-return adjustment resulted in additional tax expense of $1. Additionally, during the third quarter, the Company decreased its estimated full year DRD benefit based on unusually high year-to-date short-term gains at the mutual fund level. The decrease in the full year estimate of the DRD benefit resulted in an $11 decrease in the third quarter DRD benefit related to a true-up of the first two quarters, which combined with the provision-to-filed return adjustment, resulted in a $12 decrease in the third quarter DRD benefit related to prior periods. The three months ended September 30, 2006 included a tax benefit of $6 resulting from true-ups related to prior years’ tax returns.
In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends-received deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only. For the nine months ended September 30, 2007, the Company recorded a benefit of $115 related to the separate account DRD.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The three months ended September 30, 2007 included $0 true-up related to prior years. The three months ended September 30, 2006 included a tax benefit of $11 related to a prior period true-ups, comprised of $4 related to the first two quarters of 2006 and $7 related to a prior year.
The Company’s unrecognized tax benefits increased by $35 as a result of tax positions taken on the Company’s 2006 tax returns filed during the current period, bringing the total unrecognized tax benefits to $43. This entire amount, if it were recognized, would affect the effective tax rate.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$851	315.4	$2.70	$2,354	317.3	$7.42
Diluted Earnings per Share
Stock compensation plans	—	2.6	—	—	2.8	—

Net income available to common shareholders plus assumed conversions	$851	318.0	$2.68	$2,354	320.1	$7.35

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$758	310.0	$2.45	$1,962	306.0	$6.41
Diluted Earnings per Share
Stock compensation plans	—	2.9	—	—	2.9	—
Equity units	—	3.8	—	—	5.2	—

Net income available to common shareholders plus assumed conversions	$758	316.7	$2.39	$1,962	314.1	$6.25

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
The positive (negative) impact on realized gains and losses of the segments for allocated interest rate related realized gains and losses and the allocation of credit risk charges were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Retail
Realized gains (losses)	$5	$7	$13	$24
Credit risk fees	(5)	(6)	(18)	(19)
Retirement Plans
Realized gains (losses)	2	2	5	7
Credit risk fees	(2)	(3)	(6)	(7)
Institutional
Realized gains (losses)	6	4	15	12
Credit risk fees	(6)	(6)	(22)	(17)
Individual Life
Realized gains (losses)	—	3	1	8
Credit risk fees	(2)	(2)	(7)	(5)
Group Benefits
Realized gains (losses)	1	—	4	2
Credit risk fees	(3)	(2)	(9)	(7)
International
Realized gains (losses)	—	1	—	1
Credit risk fees	(1)	(1)	(2)	(2)
Other
Realized gains (losses)	(14)	(17)	(38)	(54)
Credit risk fees	19	20	64	57

Total	$—	$—	$—	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Property & Casualty
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For the three months ended September 30, 2007 and 2006, AARP accounted for earned premiums of $680 and $624, respectively, in Personal Lines. For the nine months ended September 30, 2007 and 2006, AARP accounted for earned premiums of $2.0 and $1.8 billion, respectively, in Personal Lines.
Through intersegment arrangements, Specialty Commercial reimburses Business Insurance and Personal Lines for certain losses, including, among other coverages, losses incurred from uncollectible reinsurance. In addition, prior to 2007, the Company retained a portion of the risks ceded under the Company’s principal catastrophe reinsurance program and the financial results of the Company’s retention were recorded in the Specialty Commercial segment. The amount of premiums ceded to third party reinsurers under the principal catastrophe reinsurance program and other reinsurance programs is allocated to the operating segments based on the risks written by each operating segment that are subject to the programs.
Earned premiums assumed (ceded) under the intersegment arrangements and retention were as follows:

	Three Months Ended		Nine Months Ended
Net assumed (ceded) earned premiums under	September 30,		September 30,
intersegment arrangements and retention	2007	2006	2007	2006

Business Insurance	$(14)	$(14)	$(42)	$(54)
Personal Lines	(2)	(4)	(5)	(16)
Specialty Commercial	16	18	47	70

Total	$—	$—	$—	$—

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
Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Life
Retail	$980	$849	$2,849	$2,566
Retirement Plans	151	131	444	399
Institutional	829	429	1,894	1,314
Individual Life	282	271	856	817
Group Benefits	1,178	1,137	3,586	3,398
International	229	194	651	558
Other	(226)	80	(247)	(52)

Total Life segment revenues	3,423	3,091	10,033	9,000
Net investment income (loss) on equity securities held for trading [1]	(698)	1,185	746	669

Total Life	2,725	4,276	10,779	9,669
Property & Casualty
Ongoing Operations
Earned premiums
Business Insurance	1,271	1,292	3,844	3,823
Personal Lines	984	952	2,904	2,810
Specialty Commercial	371	388	1,122	1,170

Total Ongoing Operations earned premiums	2,626	2,632	7,870	7,803
Other Operations earned premiums	2	—	3	2
Net investment income	407	359	1,266	1,081
Other revenues [2]	126	118	368	355
Net realized capital gains (losses)	(75)	16	(76)	(8)

Total Property & Casualty	3,086	3,125	9,431	9,233
Corporate	12	6	32	19

Total	$5,823	$7,407	$20,242	$18,921

[1]	Management does not include net investment income and the mark-to-market effects of equity securities held for trading supporting the international variable annuity business in its International segment revenues since corresponding amounts credited to policyholders are included within benefits, losses and loss adjustment expenses.

[2]	Represents servicing revenue.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Life
Retail	$382	$184	$770	$526
Retirement Plans	19	21	68	64
Institutional	39	24	101	75
Individual Life	63	46	153	139
Group Benefits	90	74	243	216
International	79	47	192	145
Other	(147)	32	(246)	(83)

Total Life	525	428	1,281	1,082
Property & Casualty
Ongoing Operations
Underwriting results
Business Insurance	130	123	388	454
Personal Lines	78	89	292	321
Specialty Commercial	17	41	55	45

Total Ongoing Operations underwriting results	225	253	735	820
Net servicing income [1]	16	15	41	45
Net investment income	346	299	1,082	886
Net realized capital gains (losses)	(72)	11	(73)	(15)
Other expenses	(63)	(40)	(179)	(168)
Income tax expense	(111)	(163)	(452)	(464)

Ongoing Operations	341	375	1,154	1,104
Other Operations	12	6	4	(83)

Total Property & Casualty	353	381	1,158	1,021
Corporate	(27)	(51)	(85)	(141)

Net income	$851	$758	$2,354	$1,962

[1]	Net of expenses related to service business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments

	September 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$9,700	$26	$(378)	$9,348	$7,924	$54	$(53)	$7,925
Collateralized mortgage obligations (“CMOs”)
Agency backed	1,246	20	(7)	1,259	1,184	17	(8)	1,193
Non-agency backed	517	4	(2)	519	116	—	(1)	115
Commercial mortgage-backed securities (“CMBS”)
Agency backed	458	3	—	461	756	12	(1)	767
Non-agency backed	17,914	198	(494)	17,618	15,823	220	(144)	15,899
Corporate	33,989	945	(781)	34,153	35,069	1,193	(371)	35,891
Government/Government agencies
Foreign	979	67	(7)	1,039	1,213	87	(6)	1,294
United States	936	15	(1)	950	848	5	(7)	846
Mortgage-backed securities (“MBS”)
Agency backed	2,811	12	(47)	2,776	2,742	5	(45)	2,702
States, municipalities and political subdivisions	12,538	382	(90)	12,830	11,897	536	(27)	12,406
Redeemable preferred stock	7	—	—	7	36	—	—	36
Short-term	858	—	—	858	1,681	—	—	1,681

Total fixed maturities	$81,953	$1,672	$(1,807)	$81,818	$79,289	$2,129	$(663)	$80,755

As of September 30, 2007 and December 31, 2006, under terms of securities lending programs, the fair value of loaned securities was approximately $4.2 billion and $2.2 billion, respectively, and was included in fixed maturities in the condensed consolidated balance sheet.
Variable Interest Entities (“VIEs”)
During the nine months ended September 30, 2007, the Company invested $120 in two newly established collateralized debt obligations (“CDOs”) where the Company is not the primary beneficiary and therefore is not required to consolidate these variable interest entities. Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford, serves as collateral manager to the CDOs, which coupled with the Company’s investment, constitutes a significant involvement in the VIEs. The Company’s maximum exposure to loss is limited to its direct investment in those structures. Creditors have recourse only to the assets of the CDOs and not to the general credit of the Company. The Company’s maximum exposure to loss from consolidated and non-consolidated CDO VIEs managed by HIMCO was $409 as of September 30, 2007.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, credit spreads including issuer defaults, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and/or risk management purposes, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting.
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

	September 30, 2007		December 31, 2006
	Asset	Liability	Asset	Liability
	Values	Values	Values	Values

Other investments	$368	$—	$287	$—
Reinsurance recoverables	80	—	—	22
Other policyholder funds and benefits payable	1	409	53	—
Consumer notes	—	26	—	1
Other liabilities	—	837	—	772

Total	$449	$1,272	$340	$795

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2007 and December 31, 2006. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Cash-flow hedge	$6,456	$(389)	$7,964	$(392)
Fair-value hedge	5,145	24	4,338	1
Other investment and risk management activities	107,412	(458)	73,542	(64)

Total	$119,013	$(823)	$85,844	$(455)

The increase in notional amount since December 31, 2006, is primarily due to an increase in derivatives associated with the GMWB rider as a result of additional product sales as well as the related hedging derivatives. The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. For further discussion on the GMWB rider, refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
The decrease in net fair value of derivative instruments since December 31, 2006 was primarily related to decreases in fair value of the GMWB rider embedded derivative and related hedging derivatives and credit derivatives, partially offset by the Japanese fixed annuity hedging instruments. The GMWB rider embedded derivative decreased in value primarily due to liability model assumption updates and modeling refinements made during both the second and third quarters, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility. Credit derivatives, including credit default swaps and CMBS index swaps, declined in value due to credit spreads widening. Deterioration in the U.S. housing sector, illiquidity in global commercial paper markets, and weakness in the broad bank and finance industries, all contributed to substantial spread widening in credit derivatives and structured credit products during the quarter. The Japanese fixed annuity contract hedging instruments increased in value primarily due to appreciation of the Japanese yen in comparison to the U.S. dollar.
During the nine months ended September 30, 2007, the Company entered into two customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company. As of September 30, 2007, these swaps had a notional value of $13.4 billion and a market value of $8. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Balance Sheets. The deferred loss of $51 will be recognized in retained earnings upon adoption of SFAS 157 or in net income if the non-observable inputs in the derivative prices become observable prior to the adoption of SFAS 157. In addition, any change in value of the swaps due to the initial adoption of SFAS 157 will also be recorded in retained earnings with subsequent changes in fair value recorded in net income.
During the first quarter of 2007, the Company launched a new rider that is attached to certain Japanese variable annuity contracts that provides the contract holder a guaranteed minimum accumulation benefit (“GMAB”), which is accounted for as an embedded derivative. As of September 30, 2007, the notional related to the GMAB embedded derivatives was $2.3 billion with an asset value of $1, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2007, after-tax net gains (losses) representing the total ineffectiveness of all cash-flow hedges were $1. For the three and nine months ended September 30, 2006, after-tax net losses representing the total ineffectiveness of all cash-flow hedges were $(3) and $(13), respectively. For the three and nine months ended September 30, 2007, after-tax net losses representing the total ineffectiveness of all fair-value hedges were $1 and $(2), respectively. For the three and nine months ended September 30, 2006, after-tax net losses representing the total ineffectiveness of all fair-value hedges were $(1).
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). These non-qualifying strategies resulted in after-tax net losses of $(81) and $(239), respectively, for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2007, net losses were primarily comprised of net losses on GMWB rider embedded derivatives and net losses on credit derivatives. The net losses on GMWB rider embedded derivatives were primarily due to liability model assumption updates and modeling refinements made during both the second and third quarters, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility. The net losses on credit derivatives, including credit default swaps, CMBS index swaps, and bank loan total return swaps, were due to credit spreads widening. For the three months ended September 30, 2007, the net losses were partially offset by net gains on the Japanese fixed annuity hedging instruments primarily due to the Japanese yen appreciating against the U.S. dollar.
For the three and nine months ended September 30, 2006, non-qualifying strategies resulted in the recognition of after-tax net gains (losses) of $9 and $(73), respectively. Net realized capital gains for the three months ended September 30, 2006, were primarily comprised of gains on derivatives hedging changes in interest rates and net gains on GMWB related derivatives, partially offset by net losses on the Japanese fixed annuity hedging instruments. The net gains on GMWB related derivatives were primarily driven by net changes in policyholder behavior assumptions made in the third quarter. The net losses on the Japanese fixed annuity hedging instruments were primarily driven by losses due to the weakening of the Japanese yen in comparison to the U.S. dollar, partially offset by gains due to a decline in Japanese interest rates. For the nine months ended September 30, 2006, net realized capital losses were primarily driven by losses on the Japanese fixed annuity hedging instruments due to an increase in Japanese interest rates, GMWB related derivatives primarily driven by liability model refinements and assumption updates reflecting in-force demographics, and derivatives hedging changes in interest rates primarily due to rising interest rates.
As of September 30, 2007, the after-tax deferred net losses on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(18). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and nine months ended September 30, 2007 and 2006, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits by Life and Property & Casualty were as follows:
Life
Unlock Results
During the third quarter of 2007, the Company completed a comprehensive study of assumptions underlying estimated gross profits (“EGPs”), resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total

Retail	$197	$(5)	$(4)	$9	$197
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16
International - Japan	16	—	6	—	22
Life - Other	(17)	—	—	—	(17)
Corporate	3	—	—	—	3

Total	$215	$(13)	$2	$9	$213

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2007	2006

Balance, January 1, before cumulative effect of accounting change, pre-tax	$9,071	$8,568
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	(79)	—

Balance, January 1, as adjusted	8,992	8,568
Deferred costs	1,570	1,420
Amortization - Deferred policy acquisition costs and present value of future profits	(931)	(913)
Amortization - Unlock, pre-tax	327	—
Adjustments to unrealized gains and losses on securities available-for-sale and other	257	54
Effect of currency translation adjustment	61	(3)

Balance, September 30	$10,276	$9,126

[1] The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.
Property & Casualty

	2007	2006

Balance, January 1	$1,197	$1,134
Deferred costs	1,607	1,640
Amortization - Deferred policy acquisition costs	(1,581)	(1,572)

Balance, September 30	$1,223	$1,202

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Living Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and nine months ended September 30, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to the separate account.
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

	U.S. GMDB [1]	Japan GMDB/GMIB [1]

Liability balance as of December 31, 2006	$475	$35
Incurred	108	12
Paid	(67)	(1)
Unlock	(4)	(9)
Currency translation adjustment	—	1

Liability balance as of September 30, 2007	$512	$38

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $320 as of September 30, 2007. The reinsurance recoverable asset related to the Japan GMDB was $8 as of September 30, 2007.

	U.S. GMDB [1]	Japan GMDB/GMIB [1]

Liability balance as of December 31, 2005	$158	$50
Incurred	92	24
Paid	(84)	(1)
Currency translation adjustment	—	—

Liability balance as September 30, 2006	$166	$73

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $32 as of September 30, 2006. The reinsurance recoverable asset related to the Japan GMDB was $3 as of September 30, 2006.
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in reserve for future policy benefits in the Company’s condensed consolidated balance sheets. Changes in the GMDB and GMIB liability are recorded in benefits, losses and loss adjustment expenses in the Company’s condensed consolidated statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. As described under Unlock Results in Note 5, the Company unlocked its assumptions related to death and income benefit (e.g., GMDB/GMIB) reserves during the third quarter of 2007.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Living Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2007:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$50,944	$3,138	$280	65
With 5% rollup [2]	3,626	249	51	64
With Earnings Protection Benefit Rider (“EPB”) [3]	5,765	603	95	62
With 5% rollup & EPB	1,408	170	33	64

Total MAV	61,743	4,160	459
Asset Protection Benefit (“APB”) [4]	43,053	135	70	62
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	9,034	27	27	62
Reset [6] (5-7 years)	6,541	87	87	66
Return of Premium [7]/Other	10,572	28	27	55

Subtotal U.S. Guaranteed Minimum Death Benefits	130,943	4,437	670	63
Japan Guaranteed Minimum Death and Income Benefit [8]	34,888	207	130	66

Total at September 30, 2007	$165,831	$4,644	$800

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value or MAV, net premiums paid, or a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $25.2 billion and $22.6 billion as of September 30, 2007 and December 31, 2006, respectively.
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
The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility”; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. During the second

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Living Benefit Features (continued)
quarter of 2007, the Company reflected newly reliable market inputs for volatility on Standard and Poor’s (“S&P”) 500, National Association of Securities Dealers Automated Quotations (“NASDAQ”) and Europe, Australasia and Far East (“EAFE”) index options.
As of September 30, 2007 and December 31, 2006, the embedded derivative (liability) asset recorded for GMWB, before reinsurance or hedging, was $(407) and $53, respectively. For the nine months ended September 30, 2007 and 2006, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(389) and $83, respectively. Included in the realized gain (loss) for the nine months ended September 30, 2007 and 2006, were liability model refinements, changes in policyholder behavior assumptions, and changes in other assumptions to reflect newly reliable market inputs for volatility of a net $(268) and $(4), respectively. For the three months ended September 30, 2007 and 2006, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(327) and $(12), respectively. Included in the realized gain (loss) for the three months ended September 30, 2007 and 2006 were liability model refinements, changes in policyholder behavior assumptions, and changes in other assumptions of a net $(122) and $14, respectively.
As of September 30, 2007 and December 31, 2006, $46.2 billion, or 81%, and $37.3 billion, or 77%, respectively, of account value, representing substantially all of the contracts written after July 2003 with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. During the second and third quarter of 2007, as part of the Company’s risk management strategy, the Company purchased two customized swap contracts which hedge certain risk components associated with $13.4 billion of notional value of the GMWB liability. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company. The Company also uses other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures, S&P 500 and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of September 30, 2007 and December 31, 2006 was $42.8 billion and $37.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of September 30, 2007 and December 31, 2006, was $11 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $11.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Commitments and Contingencies (continued)
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim. The district court further has declined to exercise supplemental jurisdiction over the state law claims in the property-casualty insurance complaint, has dismissed those state law claims without prejudice, and has closed the property-casualty insurance case. The plaintiffs have appealed the dismissal of the Sherman Act and RICO claims in the property-casualty insurance case. The defendants have filed motions for summary judgment on the ERISA claims in the group-benefits products complaint. Those motions remain pending.
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
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The Company disputes the allegations made against The Hartford and intends to defend this action vigorously.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid $86.5 to eligible claimants in connection with the settlement. Some additional payments to claimants may be required to fully satisfy the Company’s obligations under the settlement, but management estimates that any such payments will not exceed $3. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained. In 2006, the Company accrued $10, the amount of the self-insured retention, which reflects the amount that management believes to be the Company’s ultimate liability under the settlement net of insurance.
Call-Center Patent Litigation — In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case has been transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. The Company disputes the allegations and intends to defend this action vigorously.

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
Under the terms of the Agreement, the Company paid $115, of which $84 represents restitution for market timing, $5 represents restitution for issues relating to the compensation of brokers, and $26 is a civil penalty. After taking into account previously established reserves, the Company incurred a charge of $30, after-tax, in the second quarter of 2007 for the costs associated with the settlement. Also pursuant to the terms of the Agreement, the Company agreed to certain conduct remedies, including, among other things, a ban on paying contingent compensation with respect to any line of property and casualty insurance in which insurers that do not pay contingent compensation, together with those that have entered into similar settlement agreements, collectively represent at least 65% of the market.
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
Total net periodic benefit cost for the nine months ended September 30, 2007 and 2006 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Service cost	$91	$95	$5	$6
Interest cost	155	145	16	15
Expected return on plan assets	(210)	(181)	(6)	(7)
Amortization of prior service cost	(9)	(10)	(4)	(17)
Amortization of actuarial net losses	73	66	—	—

Net periodic benefit cost	$100	$115	$11	$(3)

Employer Contributions
In May 2007, the Company, at its discretion, made a $120 contribution to the U.S. qualified defined benefit pension plan (the “Plan”). For 2007, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial.

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
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $56 and $45 for the nine months ended September 30, 2007 and 2006, respectively. The income tax benefit recognized for stock-based compensation plans was $18 and $14 for the nine months ended September 30, 2007 and 2006, respectively. The Company did not capitalize any cost of stock-based compensation. As of September 30, 2007, the total compensation cost related to non-vested awards not yet recognized was $90, which is expected to be recognized over a weighted average period of 2.0 years.
10. Debt
Senior Notes
On March 9, 2007, The Hartford issued $500 of 5.375% senior notes due March 15, 2017.
On September 1, 2007, The Hartford repaid $300 of 4.7% senior notes at maturity.
Credit Facility
In August 2007, The Hartford amended and restated its existing credit facility. The amended and restated 5-year revolving credit facility provides for up to $2.0 billion of unsecured credit and expires on August 9, 2012. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of September 30, 2007, the Company was in compliance with all such covenants.
Capital Lease Obligation
In the second quarter of 2007, the Company recorded a capital lease of $114. The capital lease obligation is included in long-term debt, except for the current maturities, which are included in short-term debt, in the condensed consolidated balance sheet as of September 30, 2007. The minimum lease payments under the capital lease arrangement are approximately $27 in each of 2008, 2009 and 2010 with a firm commitment to purchase the leased asset on January 1, 2010 for $46.
Consumer Notes
As of September 30, 2007 and December 31, 2006, $723 and $258, respectively, of consumer notes had been issued. As of September 30, 2007, these consumer notes have interest rates ranging from 4.7% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three and nine months ended September 30, 2007, interest credited to holders of consumer notes was $10 and $21, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2007, compared with December 31, 2006, and its results of operations for the three and nine months ended September 30, 2007, compared to the equivalent 2006 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2006 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those referenced in Part II, Item 1A, Risk Factors as well as Part I, Item 1A, Risk Factors in The Hartford’s 2006 Form 10-K Annual Report. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws, including changes impacting the availability of the separate account dividends received deduction; and other factors described in such forward-looking statements.

INDEX

Overview	27
Critical Accounting Estimates	28
Consolidated Results of Operations	31
Life	35
Retail	40
Retirement Plans	42
Institutional	44
Individual Life	46
Group Benefits	48
International	50
Other	52
Property & Casualty	53
Total Property & Casualty	62
Ongoing Operations	63
Business Insurance	68
Personal Lines	72
Specialty Commercial	78
Other Operations (Including Asbestos and Environmental Claims)	82
Investments	87
Investment Credit Risk	92
Capital Markets Risk Management	97
Capital Resources and Liquidity	101
Accounting Standards	105

OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in ten reportable operating segments. Additionally, Corporate primarily includes the Company’s debt financing and related interest expense, as well as certain capital raising activities and purchase accounting adjustments. Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 35. For further overview of Property & Casualty’s profitability and analysis, see page 53.

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
Life’s deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death and income benefits. At September 30, 2007 and December 31, 2006, the carrying value of the Company’s Life DAC asset was $10.3 billion and $9.1 billion, respectively. At September 30, 2007 and December 31, 2006, the carrying value of the Company’s sales inducement asset was $455 and $397, respectively. At September 30, 2007 and December 31, 2006, the carrying value of the Company’s unearned revenue reserve was $1.1 billion and $842, respectively. At September 30, 2007 and December 31, 2006, the carrying value of the Company’s guaranteed minimum death and income benefits reserves were $550 and $510, respectively. The specific breakdown of the most significant balances by segment are as follows:

	Individual Variable		Individual Variable		Individual
	Annuities - U.S.		Annuities - Japan		Life

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006	2007	2006

DAC	$4,728	$4,362	$1,692	$1,430	$2,256	$2,018
Sales Inducements	$384	$352	$6	$2	$18	$8
URR	$119	$98	$—	$—	$779	$605
GMDB/GMIB	$510	$475	$38	$35	$—	$—

For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three and nine months ended September 30, 2007 resulted in an increase (decrease) to amortization of $5 and ($8), respectively. The true-up recorded for the three and nine months ended September 30, 2006 was an increase to amortization of $21 and $36, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8% (after fund fees, but before mortality and expense charges) for U.S. products and 5% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.

Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as the guaranteed minimum death and income benefit reserving models. The DAC asset as well as the sales inducement asset, unearned revenue reserves and guaranteed minimum death and income benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
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
Unlock and Sensitivity Analysis
As described above, during the third quarter of 2007, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses, hedging costs, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter of 2007 was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]

Retail	$197	$(5)	$(4)	$9	$197
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16
International — Japan	16	—	6	—	22
Life — Other	(17)	—	—	—	(17)
Corporate	3	—	—	—	3

Total	$215	$(13)	$2	$9	$213

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the unlock amounts recorded during the third quarter of 2007:
•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $13, after-tax, for Japan variable annuities and $20, after-tax, for U.S. variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for U.S. variable annuities.
As a result of the unlock in the third quarter of 2007, the Company expects an immaterial change to total Company DAC amortization in 2008.

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
U.S. Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits.	balances if unlocked
Decreasing separate account returns and increasing lapse rates generally result in charges.)	(after-tax) [1]

If actual separate account returns were 1% above or below our aggregated estimated return	$15 - $30 [3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10 - $25 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$80 - $100
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$70 - $90 [2]

Japan Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits.	balances if unlocked
Decreasing separate account returns and increasing lapse rates generally result in charges.)	(after-tax) [1]

If actual separate account returns were 1% above or below our aggregated estimated return	$1 - $5 [4]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$1 - $5 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$5 - $15
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$10 - $20 [2]

[1]	These sensitivities are reflective of the results of our 2007 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from the date of our third quarter unlock, which reflects all in-force and account value data as of July 31, 2007, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions at that same date. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases and are most accurate for small changes in assumptions. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products.

[3]	The overall actual return generated by the U.S. variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in U.S. equity markets, the Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index although no assurance can be provided that this correlation will continue in the future.

[4]	The overall actual return generated by the Japan variable annuity separate accounts is influenced by the wide variety of variable annuity products offered in Japan as well as the wide variety of funds offered within the sub-accounts of those products. The actual return is also dependent upon the relative mix of the underlying sub-accounts among the funds. Unlike in the U.S., there is no global index or market that reasonably correlates with the overall Japan actual separate account fund performance.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2007, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 56% and 71%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable.
Living Benefits Required to be Fair Valued
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company also offers a guaranteed minimum accumulation benefit (“GMAB”) with a variable annuity product offered in Japan. As of September 30, 2007, the fair value of the GMAB is $1. The fair value of the GMWB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB.
For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of increasing the value of the GMWB embedded derivative liability as of September 30, 2007 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future increasing mortality, future increasing usage of the step-up feature and decreases in lapses will all have the effect of increasing the value of the GMWB embedded derivative liability as of September 30, 2007 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of decreasing the value of the GMWB embedded derivative liability as of September 30, 2007 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. During the second quarter of 2007, the Company reflected newly reliable market inputs for volatility on S&P 500, NASDAQ and EAFE index options. The impact of reflecting the newly reliable market inputs for S&P 500, NASDAQ and EAFE index options resulted in an increase to the GMWB embedded derivative liability of $67, net of reinsurance. The impact to net income for the three and nine months ended September 30, 2007, including other changes in assumptions and modeling refinements, including those for dynamic lapse behavior and correlations of market returns across underlying indices, after DAC amortization and taxes was a loss of $55 and $111, net of reinsurance, respectively. Upon adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS 157”) the Company expects to revise many of the assumptions used to value GMWB. See Note 1 in Notes to Condensed Consolidated Financial Statements for a discussion of SFAS 157.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2007	2006	Change	2007	2006	Change

Earned premiums	$4,062	$3,761	8%	$11,760	$11,288	4%
Fee income	1,398	1,152	21%	4,026	3,432	17%
Net investment income
Securities available-for-sale and other	1,298	1,164	12%	3,907	3,449	13%
Equity securities held for trading [1]	(698)	1,185	NM	746	669	12%

Total net investment income	600	2,349	(74%)	4,653	4,118	13%
Other revenues	126	118	7%	368	356	3%
Net realized capital gains (losses)	(363)	27	NM	(565)	(273)	(107%)

Total revenues	5,823	7,407	(21%)	20,242	18,921	7%
Benefits, losses and loss adjustment expenses [1]	2,968	4,491	(34%)	11,289	10,741	5%
Amortization of deferred policy acquisition costs and present value of future profits	476	839	(43%)	2,185	2,485	(12%)
Insurance operating costs and expenses	973	832	17%	2,826	2,358	20%
Interest expense	67	70	(4%)	196	207	(5%)
Other expenses	164	164	—	522	530	(2%)

Total benefits, losses and expenses	4,648	6,396	(27%)	17,018	16,321	4%
Income before income taxes	1,175	1,011	16%	3,224	2,600	24%
Income tax expense	324	253	28%	870	638	36%

Net income	$851	$758	12%	$2,354	$1,962	20%

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income increased primarily due to increases in Life of $97 and $199 for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively. Additionally, Property & Casualty net income decreased $28 and increased $137 for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively. Also included in the nine months ended September 30, 2007 is an increase in reserve for regulatory matters of $30, after-tax, of which $21 and $9 relates to Life and Property & Casualty, respectively.
The increase in Life’s net income was due to the following:
•	Net income in Retail increased for the three and nine months ended September 30, 2007, driven by lower amortization of DAC resulting from the unlock benefit in the third quarter of 2007, fee income growth in the variable annuity and mutual fund businesses as a result of higher assets under management, partially offset by increased individual annuity asset based commissions and non-deferrable mutual fund commissions on increased mutual fund sales and the effects of certain tax adjustments.

•	Net income in Retirement Plans increased for the nine months ended September 30, 2007 due to a 26% growth in assets under management offset by the effects of the unlock.

•	Net income in Institutional increased for the three and nine months ended September 30, 2007, driven by higher income in both institutional investment products (“IIP”) and private-placement life insurance (“PPLI”) as a result of higher assets under management, combined with increased returns on general account assets primarily due to strong partnership income.

•	Net income increased in Individual Life for the three and nine months ended September 30, 2007, due to the unlock benefit in the third quarter of 2007 as well as growth in account values and life insurance in-force. The nine months ended September 30, 2006 included favorable net DAC amortization revisions of $7, after-tax.

•	Net income increased in Group Benefits for the three months ended September 30, 2007, primarily due to higher earned premiums, higher net investment income and favorable morbidity. For the nine months ended September 30, 2007, the higher net income was primarily due to higher earned premiums, higher net investment income and a gain on a renewal rights transaction associated with the Company’s medical stop loss business. Partially offsetting the higher net income in both periods was increased DAC amortization due to the adoption of SOP 05-1.

•	Net income in International increased for the three and nine months ended September 30, 2007, principally driven by higher fee income in Japan derived from an increase in assets under management and as a result of the unlock benefit in the third quarter of 2007.
Partially offsetting the increase in Life’s net income were the following:
•	Net income in Retirement Plans decreased for the three months ended September 30, 2007 due to higher amortization of DAC resulting from the unlock.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.

•	Realized losses in Life Other increased for the three and nine months ended September 30, 2007 as compared to the comparable prior year periods primarily due to net losses on GMWB derivatives, credit default swaps and impairments.
Property & Casualty net income decreased by $28 for the three months ended September 30, 2007 and increased by $137 for the nine months ended September 30, 2007. Ongoing Operations’ net income decreased by $34 in the three month period and increased by $50 in the nine month period while Other Operations improved its results in both the three and nine month periods, but more so in the nine month period due to a reduction in unfavorable loss reserve development.
•	For the third quarter of 2007, Ongoing Operations’ net income decreased by $34, primarily due to a change from net realized capital gains to net realized capital losses, partially offset by an increase in net investment income. For the nine month period, Ongoing Operations’ net income increased by $50, primarily due to an increase in net investment income, partially offset by an increase in net realized capital losses. For both the three and nine month periods ended September 30, 2007, a decrease in current accident year underwriting results before catastrophes was partially offset by a reduction in current accident year catastrophe losses. Net realized losses in 2007 for both the three and nine month periods were primarily driven by impairments of fixed maturity investments, decreases in the value of non-qualifying derivatives due to fluctuations in credit spreads and losses associated with credit default swaps for which the Company assumes credit risk due to credit spreads widening. For both the three and nine month periods ended September 30, 2007, the increase in net investment income was driven by higher yields and a higher average invested asset base due to positive operating cash flows.

•	For the third quarter of 2007, Other Operations’ net income increased by $6, primarily due to a decrease in unfavorable prior accident year reserve development, partially offset by a change from net realized gains in 2006 to net realized losses in 2007. Other Operations reported net income of $4 for the nine months ended September 30, 2007 compared to a net loss of $83 for the comparable period in 2006, primarily due to a decrease in unfavorable prior accident year reserve development, partially offset by a decrease in net investment income and a change from net realized gains in 2006 to net realized losses in 2007. The nine months ended September 30, 2006 included a $243 charge to recognize the effect of the Equitas agreement and strengthening of the allowance for uncollectible reinsurance.

Income Taxes
The effective tax rate for the three months ended September 30, 2007 and 2006 was 28% and 25%, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 27% and 25%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The 2006 provision-to-filed-return adjustment resulted in additional tax expense of $1. Additionally, during the third quarter, the Company decreased its estimated full year DRD benefit based on unusually high year-to-date short-term gains at the mutual fund level. The decrease in the full year estimate of the DRD benefit resulted in an $11 decrease in the third quarter DRD benefit related to a true-up of the first two quarters, which combined with the provision-to-filed return adjustment, resulted in a $12 decrease in the third quarter DRD benefit related to prior periods. The three months ended September 30, 2006 included a tax benefit of $6 resulting from true-ups related to prior years’ tax returns.
In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends-received deduction (“DRD”) on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only. For the nine months ended September 30, 2007, the Company recorded a benefit of $115 related to the separate account DRD.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The three months ended September 30, 2007 included $0 true-up related to prior years. The three months ended September 30, 2006 included a tax benefit of $11 related to a prior period true-ups, comprised of $4 related to the first two quarters of 2006 and $7 related to a prior year.
The Company’s unrecognized tax benefits increased by $35 as a result of tax positions taken on the Company’s 2006 tax returns filed during the current period, bringing the total unrecognized tax benefits to $43. This entire amount, if it were recognized, would affect the effective tax rate.
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
Property & Casualty is organized into four reportable operating segments: the underwriting segments of Business Insurance, Personal Lines, and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment.
For a further description of each operating segment, see Note 3 of Notes to Consolidated Financial Statements and Item 1, Business, both of which are in The Hartford’s 2006 Form 10-K Annual Report.

Segment Results
The following is a summary of net income for each of Life’s segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.
Net Income (Loss)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Life
Retail	$382	$184	108%	$770	$526	46%
Retirement Plans	19	21	(10%)	68	64	6%
Institutional	39	24	63%	101	75	35%
Individual Life	63	46	37%	153	139	10%
Group Benefits	90	74	22%	243	216	13%
International	79	47	68%	192	145	32%
Other	(147)	32	NM	(246)	(83)	(196%)

Total Life	525	428	23%	1,281	1,082	18%

Property & Casualty
Ongoing Operations	341	375	(9%)	1,154	1,104	5%
Other Operations	12	6	100%	4	(83)	NM

Total Property & Casualty	353	381	(7%)	1,158	1,021	13%
Corporate	(27)	(51)	47%	(85)	(141)	40%

Net income	$851	$758	12%	$2,354	$1,962	20%

Net income is the measure of profit or loss used in evaluating the performance of total Life, total Property & Casualty, Ongoing Operations and Other Operations segments. Within Ongoing Operations, the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, net servicing and other income, other expenses, and related income taxes is net income. The following is a summary of Ongoing Operations underwriting results by segment.
Underwriting Results (before-tax)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Business Insurance	$130	$123	6%	$388	$454	(15%)
Personal Lines	78	89	(12%)	292	321	(9%)
Specialty Commercial	17	41	(59%)	55	45	22%

Total Ongoing Operations	$225	$253	(11%)	$735	$820	(10%)

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
Product/Key Indicator Information

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Retail U.S. Individual Variable Annuities

Account value, beginning of period	$121,529	$106,224	$114,365	$105,314
Net flows	(633)	(988)	(1,635)	(2,454)
Change in market value and other	2,155	3,253	10,321	5,629

Account value, end of period	$123,051	$108,489	$123,051	$108,489

Retail Mutual Funds

Assets under management, beginning of period	$45,644	$32,611	$38,536	$29,063
Net sales	651	1,195	4,285	4,112
Change in market value and other	1,490	914	4,964	1,545

Assets under management, end of period	$47,785	$34,720	$47,785	$34,720

Retirement Plans

Account value, beginning of period	$26,255	$20,740	$23,575	$19,317
Net flows	370	442	1,447	1,837
Change in market value and other	546	513	2,149	541

Account value, end of period	$27,171	$21,695	$27,171	$21,695

Individual Life Insurance

Variable universal life account value, end of period	$7,402	$6,242	$7,402	$6,242
Total life insurance in-force	$175,723	$160,010	$175,723	$160,010

International – Japan Annuities

Account value, beginning of period	$33,708	$28,990	$31,343	$26,104
Net flows	1,398	877	3,874	3,675
Change in market value and other	1,567	74	1,456	162

Account value, end of period	$36,673	$29,941	$36,673	$29,941

S&P 500 Index

Period end closing value	1,527	1,336	1,527	1,336
Daily average value	1,489	1,288	1,471	1,284

•	Increases in U.S. variable annuity account values as of September 30, 2007 can be primarily attributed to market growth over the past four quarters.

•	Mutual fund net sales increased over the prior year period as a result of focused wholesaling efforts and continued favorable fund performance. In addition to positive net sales, market appreciation over the past four quarters contributed to Retail’s mutual funds assets under management growth.

•	Retirement Plans account values increased for the three and nine months ended September 30, 2007 due to positive net flows and market appreciation over the past four quarters.

•	Individual Life variable universal life account values increased primarily due to market appreciation and positive net flows. Life insurance in-force increased from the prior periods due to business growth.

•	Japan annuity account values continue to grow as a result of positive net flows, market growth, and positive foreign currency translation throughout the past four quarters.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include fixed annuities, general account universal life contracts and certain institutional contracts. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on partnership investments.
Net investment spread is calculated as a percentage of General Account Assets and expressed in basis points (bps):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Retail – Individual Annuity	182	bps	155	bps	185	bps	160	bps
Retirement	156	bps	147	bps	167	bps	153	bps
Institutional	108	bps	75	bps	102	bps	94	bps
Individual Life	147	bps	110	bps	134	bps	128	bps
International — Japan	139	bps	111	bps	100	bps	86	bps

•	Retail individual annuity, Retirement, Institutional and Individual Life net investment spreads increased primarily due to increased partnership income for the three and nine months ended September 30, 2007, respectively.

•	International net investment spread increased for the three and nine months ended September 30, 2007, primarily due to foreign currency translation gains on Japan’s yen denominated fixed annuity hedging instruments.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Group Benefits	2007	2006	2007	2006

Premiums and other considerations	$1,061	$1,032	$3,237	$3,092
Fully insured ongoing sales (excluding buyouts)	$125	$175	$630	$750

•	For the nine months ended September 30, 2007 and 2006, premiums and other considerations include buyouts of $26 and $5, respectively. The increase in premiums and other considerations for Group Benefits in 2007 compared to 2006 was driven by new sales and persistency over the last twelve months. There were no buyout premiums for the three months ended September 30, 2007 and 2006.

•	Fully insured ongoing sales, excluding buyouts, declined primarily due to fewer large national account sales, and the small case competitive environment remained intense. The Company also completed a renewal rights arrangement associated with its medical stop loss business during the second quarter of 2007 eliminating new sales related to this business. In addition, for the nine months ended comparison there was an anticipated decrease in association life sales from an unusually high comparable prior year period.

Expenses
There are three major categories for expenses: benefits and losses, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Retail
General insurance expense ratio (individual annuity)	16.6	bps	18.1	bps	17.1	bps	17.1	bps
DAC amortization ratio (individual annuity)	(26.8%)		50.1%		21.3%		50.4%
Insurance expenses, net of deferrals	$306		$245		$890		$729

Individual Life
Death benefits	$78		$62		$222		$194
Insurance expenses, net of deferrals	44		44		141		132

Group Benefits
Total benefits, losses and loss adjustment expenses	$765		$745		$2,364		$2,252
Loss ratio (excluding buyout premiums)	72.1%		72.2%		72.8%		72.8%
Insurance expenses, net of deferrals	$274		$281		$837		$819
Expense ratio (excluding buyout premiums)	27.0%		28.2%		27.6%		27.5%

International – Japan
General insurance expense ratio	52.3	bps	48.9	bps	45.9	bps	49.5	bps
DAC amortization ratio	20.2%		40.0%		31.4%		38.9%
Insurance expenses, net of deferrals	$52		$43		$138		$117

•	Retail’s individual annuity general insurance expense ratio decreased for the three months ended September 30, 2007 due to a growing asset base.

•	The ratio of Retail individual annuity DAC amortization over income before taxes and DAC amortization declined for the three and nine months ended September 30, 2007 as a result of the unlock benefit in the third quarter of 2007, which reduced amortization expense for the block of business covered by the unlock. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. Retail expects the DAC amortization ratio over the next four quarters to be between 42% and 47%.

•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets as well as increasing non-deferrable commissions on strong mutual fund deposits.

•	Individual Life death benefits increased for the three and nine months ended September 30, 2007 primarily due to a larger life insurance in-force and unfavorable mortality in 2007.

•	Group Benefits expense ratio, excluding buyouts, for the three months ended September 30, 2007 decreased primarily due to lower commissions in the financial institution business.

•	International’s general insurance expense ratio declined for the nine months ended September 30, 2007, as Japan further leveraged the existing infrastructure as it attains economies of scale. Although the Company continues to achieve economies of scale over the long-term, Japan’s general insurance expense ratio increased for three months ended September 30, 2007 due to investments in infrastructure to support the business.

•	The ratio of International’s DAC amortization over income before taxes and DAC amortization declined for the three and nine months ended September 30, 2007 as a result of the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. International expects the DAC amortization ratio over the next four quarters to be between 35% and 41%.

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
Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Retail
Individual annuity return on assets (“ROA”)	110.0	bps	58.0	bps	74.5	bps	55.3	bps

Individual Life
After-tax margin on revenues	22.3%		17.0%		17.9%		17.0%

Group Benefits
After-tax margin on premiums and other considerations (excluding buyouts)	8.5%		7.2%		7.6%		7.0%

International – Japan
International ROA	98.9	bps	73.3	bps	82.7	bps	74.2	bps

•	Retail’s individual annuity ROA increased due to the decline in the DAC amortization rate discussed above.

•	Individual Life’s after-tax margin increased for the three and nine months ended September 30, 2007, primarily due to the unlock benefit in the third quarter of 2007, partially offset by favorable net DAC amortization revisions in the nine months ended September 30, 2006 and unfavorable mortality volatility in the third quarter of 2007.

•	The increase in the Group Benefits after-tax margin, excluding buyouts, for the three and nine months ended September 30, 2007 was due to higher net investment income and lower insurance expenses, partially offset by higher DAC amortization. For the nine months ended September 30, 2007, the gain from a renewal rights agreement associated with the Company’s medical stop loss business contributed to the lower insurance expenses.

•	International’s ROA increased for the three and nine months ended September 30, 2007 compared to the prior year period as a result of the decline in the DAC amortization rate discussed above.
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Earned premiums	$1,434	$1,129	27%	$3,887	$3,483	12%
Fee income	1,394	1,149	21%	4,013	3,423	17%
Net investment income
Securities available-for-sale and other	883	802	10%	2,619	2,359	11%
Equity securities held for trading [1]	(698)	1,185	NM	746	669	12%

Total net investment income	185	1,987	(91%)	3,365	3,028	11%
Net realized capital gains (losses)	(288)	11	NM	(486)	(265)	(83%)

Total revenues	2,725	4,276	(36%)	10,779	9,669	11%
Benefits, losses and loss adjustment expenses [1]	1,213	2,738	(56%)	6,039	5,384	12%
Amortization of deferred policy acquisition costs and present value of future profits	(49)	308	NM	604	913	(34%)
Insurance operating costs and other expenses	811	681	19%	2,379	1,975	20%

Total benefits, losses and expenses	1,975	3,727	(47%)	9,022	8,272	9%
Income before income taxes	750	549	37%	1,757	1,397	26%
Income tax expense	225	121	86%	476	315	51%

Net income	$525	$428	23%	$1,281	$1,082	18%

[1]	Includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
The increase in Life’s net income was due to the following:
•	Net income in Retail increased for the three and nine months ended September 30, 2007, driven by lower amortization of DAC resulting from the unlock benefit in the third quarter of 2007, fee income growth in the variable annuity and mutual fund businesses as a result of higher assets under management, partially offset by increased individual annuity asset based commissions and non-deferrable mutual fund commissions on increased mutual fund sales and the effects of certain tax adjustments.

•	Net income in Retirement Plans increased for the nine months ended September 30, 2007 due to a 26% growth in assets under management offset by the effects of the unlock.

•	Net income in Institutional increased for the three and nine months ended September 30, 2007, driven by higher income in both IIP and PPLI as a result of higher assets under management, combined with increased returns on general account assets primarily due to strong partnership income.

•	Net income increased in Individual Life for the three and nine months ended September 30, 2007, due to the unlock benefit in the third quarter of 2007 as well as growth in account values and life insurance in-force. The nine months ended September 30, 2006 included favorable net DAC amortization revisions of $7, after-tax.

•	Net income increased in Group Benefits for the three months ended September 30, 2007, primarily due to higher earned premiums, higher net investment income and favorable morbidity. For the nine months ended September 30, 2007, the higher net income was primarily due to higher earned premiums, higher net investment income and a gain on a renewal rights transaction associated with the Company’s medical stop loss business. Partially offsetting the higher net income in both periods was increased DAC amortization due to the adoption of SOP 05-1.

•	Net income in International increased for the three and nine months ended September 30, 2007, principally driven by higher fee income in Japan derived from an increase in assets under management and as a result of the unlock benefit in the third quarter of 2007.
Partially offsetting the increase in net income were the following:
•	Net income in Retirement Plans decreased for the three months ended September 30, 2007 due to higher amortization of DAC resulting from the unlock.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.

•	Net realized capital losses were higher for the three and nine months ended September 30, 2007 compared to the respective prior year periods primarily due to net losses on GMWB derivatives, credit default swaps and impairments. See Other-Than-Temporary Impairments in the Investment section of the MD&A for information on impairment losses.

RETAIL
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Fee income	$788	$663	19%	$2,299	$1,981	16%
Earned premiums	(13)	(23)	43%	(48)	(58)	17%
Net investment income	205	208	(1%)	602	639	(6%)
Net realized capital gains (losses)	—	1	(100%)	(4)	4	NM

Total revenues	980	849	15%	2,849	2,566	11%
Benefits, losses and loss adjustment expenses	210	197	7%	609	611	—
Insurance operating costs and other expenses	306	245	25%	890	729	22%
Amortization of deferred policy acquisition costs and present value of future profits	(88)	201	NM	323	607	(47%)

Total benefits, losses and expenses	428	643	(33%)	1,822	1,947	(6%)
Income before income taxes	552	206	168%	1,027	619	66%
Income tax expense	170	22	NM	257	93	176%

Net income	$382	$184	108%	$770	$526	46%

Assets Under Management

Individual variable annuity account values				$123,051	$108,489	13%
Individual fixed annuity and other account values				10,263	9,888	4%
Other retail products account values				671	454	48%

Total account values [1]				133,985	118,831	13%
Retail mutual fund assets under management				47,785	34,720	38%
Other mutual fund assets under management				2,039	1,314	55%

Total mutual fund assets under management				49,824	36,034	38%
Total assets under management				$183,809	$154,865	19%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income in Retail increased for the three and nine months ended September 30, 2007, driven by lower amortization of DAC resulting from the unlock benefit during the third quarter of 2007, higher fee income growth in the variable annuity and mutual fund businesses as a result of higher assets under management, partially offset by increased individual annuity asset based commissions and non-deferrable mutual fund commissions on increased mutual fund sales. A more expanded discussion of income growth is presented below:
•	The increase in fee income in the variable annuity business for the three and nine months ended September 30, 2007, occurred primarily as a result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $16.9 billion over the past four quarters. Variable annuities had net outflows of $2.3 billion over the past four quarters. Net outflows for the past four quarters were driven by surrender activity due to increased sales competition, particularly as it relates to guaranteed living benefits.

•	Mutual fund fee income increased 28% and 22% for the three and nine months ended September 30, 2007, respectively, due to increased assets under management driven by net sales of $5.8 billion and market appreciation of $7.3 billion during the past four quarters.

•	Net investment income has declined for the three and nine months ended September 30, 2007 due to a decrease in variable annuity fixed option account values of 15% or $874. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Offsetting this decrease in net investment income was an increase in partnership income of $5 and $12 in the three and nine months ended September 30, 2007, respectively.

•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2007. These increases were principally driven by mutual fund commission increases of $21 and $51 for the three and nine months ended September 30, 2007, respectively, due to growth in deposits of 32% and 35%, respectively. In addition, variable annuity asset based commissions increased $17 and $54 for the three and nine months ended September 30, 2007, respectively, due to a 13% growth in assets under management over the past year, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	Lower amortization of DAC resulted from the unlock benefit during the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased from 11% to 31% and from 15% to 25% for the three and nine months ended September 30, 2007, respectively, due to an increase in Income before income taxes and revisions in the estimates of the separate account DRD and foreign tax credits.

Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition continues to be strong in the variable annuities market with most major variable annuity writers upgrading their suite of living benefits. The Company’s strategy in 2007 revolves around driving acceptance for our lifetime withdrawal benefit options introduced in August 2006 while continually evaluating the portfolio of products currently offered.
The retail mutual fund business has seen a substantial increase in net sales and assets over the past year as a result of focused wholesaling efforts as well as strong investment performance. Net sales can vary significantly depending on market conditions. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
Based on the results to date, management’s current full year projections are as follows:
•	Variable annuity sales of $13.0 billion to $13.4 billion

•	Fixed annuity sales of $1.2 to $1.3 billion

•	Retail mutual fund sales of $14.2 billion to $14.6 billion

•	Variable annuity outflows of $2.9 billion to $2.5 billion

•	Fixed annuity outflows of $200 to $100

•	Retail mutual fund net sales of $5.5 billion to $5.9 billion

•	Individual annuity return on assets of 68 to 70 basis points

•	Other retail return on assets of 13 to 15 basis points

RETIREMENT PLANS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2007	2006	Change	2007	2006	Change

Fee income	$61	$48	27%	$174	$139	25%
Earned premiums	—	1	(100%)	3	17	(82%)
Net investment income	89	82	9%	267	242	10%
Net realized capital gains	1	—	—	—	1	(100%)

Total revenues	151	131	15%	444	399	11%
Benefits, losses and loss adjustment expenses	62	61	2%	186	189	(2%)
Insurance operating costs and other expenses	40	36	11%	124	102	22%
Amortization of deferred policy acquisition costs and present value of future profits	25	6	NM	42	22	91%

Total benefits, losses and expenses	127	103	23%	352	313	12%
Income before income taxes	24	28	(14%)	92	86	7%
Income tax expense	5	7	(29%)	24	22	9%

Net income	$19	$21	(10%)	$68	$64	6%

Assets Under Management

403(b)/457 account values				$12,486	$10,691	17%
401(k) account values				14,685	11,004	33%

Total account values				27,171	21,695	25%
Mutual fund assets under management				1,409	1,036	36%

Total assets under management				$28,580	$22,731	26%

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income in Retirement Plans decreased for the three months ended September 30, 2007 due to higher amortization of DAC resulting from the unlock and increased for the nine months ended September 30, 2007 due to a 26% growth in assets under management offset by the effects of the unlock. The following other factors contributed to the changes in income:
•	Fee income for 401(k) increased $12 or 32%, and $31 or 30%, for the three and nine months ended September 30, 2007, respectively, due to an increase in average account values. This growth is primarily driven by positive net flows of $1.9 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $1.8 billion to assets under management over the past year.

•	General account spread increased $5 and $12, for the three and nine months ended September 30, 2007, respectively, for 403(b)/457 business due to growth in general account assets along with an increase in partnership income.

•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2007, primarily attributable to greater assets under management resulting in higher trail commissions. Also contributing to higher insurance operating costs for the three and nine months ended September 30, 2007 were higher service and technology costs.

•	Benefits, losses and loss adjustment expenses and earned premiums decreased for the nine months ended September 30, 2007 primarily due to a large case annuitization in the 401(k) business of $12 which occurred in the first quarter of 2006.

•	Higher amortization of DAC resulted from an unlock expense in the third quarter of 2007 in both the 401(k) and 403(b)/457 businesses. Excluding the unlock, amortization increased for the three and nine months ended September 30, 2007 due to higher EGPs. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. As the “baby boom” generation approaches retirement, management believes these individuals, as well as younger individuals, will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. In 2007, Life has begun selling mutual fund based products in the 401(k) market that will increase Life’s ability to grow assets under management in the medium size 401(k) market. Life has also begun selling mutual fund based products in the 403(b) market as we look to grow assets in a highly competitive environment primarily targeted at health and education workers. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in these markets, additional investments in service and technology will occur.
Based on the results to date, management’s current full-year projections are as follows:
•	Deposits of $5.8 billion to $6.1 billion

•	Net flows of $1.6 billion to $1.9 billion

•	Return on assets of 32 to 34 basis points

INSTITUTIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2007	2006	Change	2007	2006	Change

Fee income	$97	$32	NM	$211	$87	143%
Earned premiums	411	143	187%	770	502	53%
Net investment income	320	256	25%	919	729	26%
Net realized capital gains (losses)	1	(2)	NM	(6)	(4)	(50%)

Total revenues	829	429	93%	1,894	1,314	44%
Benefits, losses and loss adjustment expenses	692	375	85%	1,583	1,137	39%
Insurance operating costs and other expenses	81	18	NM	149	53	181%
Amortization of deferred policy acquisition costs and present value of future profits	2	6	(67%)	19	22	(14%)

Total benefits, losses and expenses	775	399	94%	1,751	1,212	44%
Income before income taxes	54	30	80%	143	102	40%
Income tax expense	15	6	150%	42	27	56%

Net income	$39	$24	63%	$101	$75	35%

Assets Under Management

Institutional investment product account values [1]				$25,041	$21,010	19%
Private placement life insurance account values [1]				32,041	25,125	28%
Mutual fund assets under management				3,398	2,204	54%

Total assets under management				$60,480	$48,339	25%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income in Institutional increased for the three and nine months ended September 30, 2007, driven by higher income in both IIP and PPLI as a result of higher assets under management, combined with increased returns on general account assets primarily due to strong partnership income. A more expanded discussion of income growth is presented below:
•	Fee income increased for the three months and nine months ended September 30, 2007 primarily driven by PPLI’s higher assets under management due to net flows and change in market appreciation of $5.2 billion and $1.8 billion, respectively, over the past four quarters. In addition, PPLI collects front-end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. During the three and nine months ended September 30, 2007, PPLI had deposits of $2.6 billion and $4.8 billion, which resulted in an increase in fee income due to front-end loads of $55 and $100, respectively, offset by a corresponding increase in insurance operating costs and other expenses.

•	For the three and nine months ended September 30, 2007, earned premiums grew as a result of increased structured settlement life contingent sales, and one large terminal funding life contingent case sold in the third quarter. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.

•	General account spread is the main driver of net income for IIP. An increase in spread income for the three and nine months ended September 30, 2007, was driven principally by higher assets under management in IIP resulting from positive net flows of $2.4 billion during the past four quarters. Net flows for IIP were favorable primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes deposits for the four quarters ended September 30, 2007 were $2.1 billion. General account spread also increased for the three and nine months ended September 30, 2007 due to improved returns on certain high risk portions of IIP’s investment portfolio. For the three months ended September 30, 2007 and 2006, partnership income was $8 and $2, after-tax, respectively. For the nine months ended September 30, 2007 and 2006, partnership income was $26 and $9, after-tax, respectively.

•	PPLI’s net income increased for the nine months ended September 30, 2007, primarily due to a one-time adjustment of $4, after-tax, consisting mainly of a true-up of premium tax accruals in the first quarter of 2007.

•	Lower amortization of DAC resulted from the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Outlook
The future net income of this segment will depend on Institutional’s ability to increase assets under management across all businesses. For Institutional’s products specifically, maintenance of investment spreads and business mix are also key contributors to income. These products are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Therefore, the Company may not be able to sustain the level of assets under management growth being attained in 2007. Hartford Income Notes and other structured notes products provide the Company with continued opportunity for future growth. These products provide access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
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
The focus of PPLI is variable products used primarily to fund non-qualified benefits or other post employment benefit liabilities. PPLI has experienced a surge in marketplace activity due to COLI Best Practices enacted as part of the Pension Protection Act of 2006. This act has clarified the prior legislative uncertainty relating to insurable interest under COLI policies, potentially increasing future demand in corporate owned life insurance. During 2007, the Company has sold a few large PPLI cases. Sales activity of this magnitude may not repeat in 2008. The market served by PPLI continues to be subject to extensive legal and regulatory scrutiny that can affect this business.
Based on the results to date, management’s current full year projections are as follows:
•	Deposits (including mutual funds) of $11.2 billion to $12.2 billion

•	Net flows (excluding mutual funds) of $7.0 billion to $8.0 billion

•	Return on assets (including mutual funds) of 22 to 24 basis points

INDIVIDUAL LIFE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operation Summary	2007	2006	Change	2007	2006	Change

Fee income	$206	$200	3%	$637	$610	4%
Earned premiums	(14)	(11)	(27%)	(42)	(36)	(17%)
Net investment income	91	81	12%	267	240	11%
Net realized capital gains (losses)	(1)	1	NM	(6)	3	NM

Total revenues	282	271	4%	856	817	5%
Benefits, losses and loss adjustment expenses	143	124	15%	415	375	11%
Insurance operating costs and other expenses	44	44	—	141	132	7%
Amortization of deferred policy acquisition costs and present value of future profits	1	38	(97%)	78	110	(29%)

Total benefits, losses and expenses	188	206	(9%)	634	617	3%
Income before income taxes	94	65	45%	222	200	11%
Income tax expense	31	19	63%	69	61	13%

Net income	$63	$46	37%	$153	$139	10%

Account Values

Variable universal life insurance				$7,402	$6,242	19%
Universal life/interest sensitive whole life				4,285	3,932	9%
Modified guaranteed life and other				683	703	(3%)

Total account values				$12,370	$10,877	14%

Life Insurance In-force

Variable universal life insurance				$76,498	$73,126	5%
Universal life/interest sensitive whole life				47,581	44,069	8%
Term				50,641	41,751	21%
Modified guaranteed life and other				1,003	1,064	(6%)

Total life insurance in-force				$175,723	$160,010	10%

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income increased for the three and nine months ended September 30, 2007, primarily due to the unlock benefit in the third quarter of 2007. The nine months ended September 30, 2006 included favorable net DAC amortization revisions of $7, after-tax. Excluding the unlock benefit and the prior year net DAC revisions, income was stable for the three months ended September 30, 2007, and increased for the nine months ended September 30, 2007. The following other factors contributed to the changes in income:
•	Fee income increased for the three and nine months ended September 30, 2007 primarily due to life insurance in-force growth. Specifically, cost of insurance charges, the largest component of fee income, increased $9 and $26 for the three and nine months ended September 30, 2007, driven by growth in variable universal and universal life insurance in-force. Variable fee income increased consistent with the growth in variable universal life insurance account value. Other fee income, another component of fee income, decreased primarily due to reduced amortization of deferred revenue related to the unlock in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the three and nine months ended September 30, 2007.

•	Net investment income increased for the three and nine months ended September 30, 2007 consistent with growth in general account values.

•	Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality for the three and nine months ended September 30, 2007, respectively, compared to the corresponding 2006 period.

•	Insurance operating costs and other expenses remained flat for the three months ended September 30, 2007. For the nine months ended September 30, 2007, insurance operating costs and other expenses increased consistent with life insurance in-force growth.

•	Lower amortization of DAC was due to the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased for the three and nine months ended September 30, 2007. A significant portion of the increase is due to a revision in the estimate of the separate account DRD and foreign tax credit benefits recorded in 2006 attributable to prior periods.

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
Sales results for the nine months ended September 30, 2007 were strong across core distribution channels, including wirehouses/regional broker dealers and banks. The variable universal life mix remains strong at 47% of total sales for the nine months ended September 30, 2007. Future sales will be driven by the Company’s management of current distribution relationships and development of new sources of distribution while offering competitive and innovative new products and product features.
Individual Life recently doubled its standard retention limits, the amount of coverage it will retain for risk management purposes, from $5 to $10. While this change is expected to support business growth in key markets, the increased retention limits may also lead to periodic short-term earnings volatility.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.
Based on the results to date, management’s current full year projections are as follows:
•	Sales of $280 to $300

•	Life insurance in-force increase of 8% to 10%

•	After-tax margin on total revenues of 16% to 17%

GROUP BENEFITS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2007	2006	Change	2007	2006	Change

Premiums and other considerations	$1,061	$1,032	3%	$3,237	$3,092	5%
Net investment income	115	106	8%	350	310	13%
Net realized capital gains (losses)	2	(1)	NM	(1)	(4)	75%

Total revenues	1,178	1,137	4%	3,586	3,398	6%
Benefits, losses and loss adjustment expenses	765	745	3%	2,364	2,252	5%
Insurance operating costs and other expenses	274	281	(2%)	837	819	2%
Amortization of deferred policy acquisition costs	13	10	30%	48	30	60%

Total benefits, losses and expenses	1,052	1,036	2%	3,249	3,101	5%
Income before income taxes	126	101	25%	337	297	13%
Income tax expense	36	27	33%	94	81	16%

Net income	$90	$74	22%	$243	$216	13%

Premiums and other considerations

Fully insured – ongoing premiums	$1,053	$1,022	3%	$3,186	$3,059	4%
Buyout premiums	—	—	—	26	5	NM
Other	8	10	(20%)	25	28	(11%)

Total premiums and other considerations	$1,061	$1,032	3%	$3,237	$3,092	5%

Ratios, excluding buyouts

Loss ratio	72.1%	72.2%		72.8%	72.8%
Loss ratio, excluding financial institutions	76.6%	77.5%		78.1%	77.8%
Expense ratio	27.0%	28.2%		27.6%	27.5%
Expense ratio, excluding financial institutions	22.6%	22.9%		22.6%	22.6%

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income increased in Group Benefits for the three months ended September 30, 2007, primarily due to higher earned premiums, higher net investment income and favorable morbidity. For the nine months ended September 30, 2007, the higher net income was primarily due to higher earned premiums, higher net investment income and a gain on a renewal rights transaction associated with the Company’s medical stop loss business. Partially offsetting the higher net income in both periods was increased DAC amortization due to the adoption of SOP 05-1. Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 10% of the segment’s premiums and other considerations (excluding buyouts) for the three and nine months ended September 30, 2007 and 2006, and, on average, 3% to 5% of the segment’s net income for both periods. A more expanded discussion of income growth is presented below:
•	Premiums and other considerations increased largely due to business growth driven by new sales and persistency over the last twelve months.

•	Net investment income increased due to a higher invested asset base and increased interest income on allocated surplus.

•	The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) for the three months ended September 30, 2007, decreased primarily due to favorable morbidity levels in the disability businesses and a change in assumptions underlying the valuation of long term disability claims incurred in 2007. For the nine months ended September 30, 2007, the segment’s loss ratio remained flat due primarily to favorable mortality and morbidity experience being offset by higher medical stop loss costs.

•	The segment’s expense ratio, excluding buyouts, for the three months ended September 30, 2007, decreased primarily due to lower commissions in the financial institution business. The ratio for the nine months ended September 30, 2007, increased primarily due to higher DAC amortization resulting from a shorter amortization period following the adoption of SOP 05-1, partially offset by the gain from the medical stop loss business incurred in the second quarter of 2007.

Outlook
Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines and as a result, sales may fluctuate based on the competitive pricing environment in the marketplace. In 2006, the Company generated strong premium and sales growth due to the increased scale of the group life and disability operations and the expanded distribution network for its products and services. During the nine months ended September 30, 2007, fully insured on-going sales, excluding buyouts declined primarily due to fewer large national account sales, and the small case competitive environment remained intense. In addition, there was an anticipated reduction in association life sales from an unusually high nine month prior year period. The Company also completed a renewal rights transaction associated with its medical stop loss business during the second quarter of 2007. Given these factors and the sales results for the nine months of this year, the Company is projecting a year over year sales decline and low to mid-single digit growth in fully insured ongoing premiums. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting.
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
Based on results to date, management’s current full year projections are as follows:
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) of $4.2 billion to $4.3 billion

•	Sales (excluding buyout premiums and premium equivalents) of $700 to $750

•	Loss ratio (excluding buyout premiums) between 72% and 74%

•	Expense ratio (excluding buyout premiums) between 27% and 29%

•	After-tax margin, on premiums and other considerations (excluding buyout premiums), between 7.6% and 8.0%, which reflects the estimated impact of adopting SOP 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.”

INTERNATIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2007	2006	Change	2007	2006	Change

Fee income	$214	$181	18%	$611	$519	18%
Earned premiums	(3)	(3)	—	(8)	(6)	33%
Net investment income	34	32	6%	102	91	12%
Net realized capital losses	(16)	(16)	—	(54)	(46)	17%

Total revenues	229	194	18%	651	558	17%
Benefits, losses and loss adjustment expenses	1	11	(91%)	18	35	(49%)
Insurance operating costs and other expenses	67	55	22%	177	149	19%
Amortization of deferred policy acquisition costs and present value of future profits	36	54	(33%)	153	151	1%

Total benefits, losses and expenses	104	120	(13%)	348	335	4%
Income before income taxes	125	74	69%	303	223	36%
Income tax expense	46	27	70%	111	78	42%

Net income	$79	$47	68%	$192	$145	32%

Assets Under Management — Japan

Japan variable annuity assets under management				$34,888	$28,265	23%
Japan MVA fixed annuity assets under management				1,785	1,676	7%

Total assets under management — Japan				$36,673	$29,941	22%

Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net income increased for the three and nine months ended September 30, 2007, principally driven by higher fee income in Japan derived from an increase in assets under management. A more expanded discussion of income growth is presented below:
•	Fee income increased $33 or 18% and $92 or 18% for the three and nine months ended September 30, 2007, respectively. The increase was mainly a result of growth in Japan’s variable annuity assets under management. As of September 30, 2007, Japan’s variable annuity assets under management were $34.9 billion, an increase of $6.6 billion or 23% from the prior year period. This increase in assets under management was driven by positive net flows of $4.5 billion, favorable market appreciation of $1.2 billion, which includes the impact of foreign currency on the Japanese customer’s foreign assets and a $920 increase due to foreign currency exchange translation as the yen strengthened compared to the U.S. dollar

•	The decrease in benefits, losses and loss adjustment expenses by 91% and 49% for the three and nine months ended September 30, 2007 over prior periods was due to the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2007 due to the growth in the Japan operation.

•	Amortization of DAC decreased for the three months ended September 30, 2007 due the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased primarily due to a cumulative benefit recorded in 2006 resulting from a change in management’s intent under APB 23.

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
On September 30, 2007, the Financial Services Agency in Japan implemented a new law called the Financial Instruments Exchange Law (“FIEL”). FIEL is designed to strengthen the protection of Japanese consumers who buy financial products such as stocks, bonds, mutual funds, variable annuities, fixed annuities with market value adjustments and some types of bank deposits. As a result distributors in Japan have implemented extensive customer assessments prior to recommending securities and other financial products, including annuities.
In the short term, FIEL is lengthening the sales cycle as the marketplace adapts to the new sales practices. However, in the long term, the Company believes FIEL will result in more suitable sales practices and, together with the country’s demographics, will provide enhanced opportunities for a broader product set to meet future consumer needs.
Competition has continued to increase in the Japanese market. This increase in competition could potentially impact future deposit levels. The Company continues to focus its efforts on strengthening our distribution relationships and improving our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. During the nine months ended September 30, 2007, the Company successfully launched a new variable annuity product called “3 Win” to complement its existing variable annuity product offerings. The new product has been favorably received by the market with the new product accounting for 49% and 42% of Japan’s sales for the three and nine months ended September 30, 2007, respectively, despite the fact that the product was launched in February and thereby not on the market for the full nine months. The success of the Company’s enhanced product offerings will ultimately be based on customer acceptance in an increasingly competitive environment.
International continues to invest in its operations outside of Japan. In 2007, the Company expects losses in operations outside of Japan to be between $30 and $40.
Based on results to date, management’s full year projections for Japan are as follows (using ¥119/$1 exchange rate for 2007):
•	Variable annuity deposits of ¥705 billion to ¥775 billion ($5.9 billion to $6.5 billion)

•	Variable annuity net flows of ¥485 billion to ¥555 billion ($4.1 billion to $4.7 billion)

•	Return on assets of 80 to 84 basis points

OTHER

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2007	2006	Change	2007	2006	Change

Fee income and other	$20	$15	33%	$56	$59	(5%)
Net investment income
Securities available-for sale and other	29	37	(22%)	112	108	4%
Equity securities held for trading [1]	(698)	1,185	NM	746	669	12%

Total net investment income	(669)	1,222	NM	858	777	10%
Net realized capital gains (losses)	(275)	28	NM	(415)	(219)	(89%)

Total revenues	(924)	1,265	NM	499	617	(19%)
Benefits, losses and loss adjustment expenses [1]	(660)	1,225	NM	864	785	10%
Insurance operating costs and other expenses	(1)	2	NM	61	(9)	NM
Amortization of deferred policy acquisition costs and present value of future profits	(38)	(7)	NM	(59)	(29)	(103%)

Total benefits, losses and expenses	(699)	1,220	NM	866	747	16%
Income (loss) before income taxes	(225)	45	NM	(367)	(130)	(182%)
Income tax expense (benefit)	(78)	13	NM	(121)	(47)	(157%)

Net income (loss)	$(147)	$32	NM	$(246)	$(83)	(196%)

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net realized capital losses were higher for the three and nine months ended September 30, 2007 compared to the respective prior year periods. The change in net losses for the three and nine months ended September 30, 2007 was primarily the result of net losses on GMWB derivatives, other net losses and impairments. The circumstances giving rise to the changes in these components are as follows:
•	The net losses on GMWB rider embedded derivatives were primarily due to liability model assumption updates and modeling refinements made during both the second and third quarters, including those for dynamic lapse behavior and correlations of market returns across underlying indices as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility.

•	Other, net losses in both 2007 and 2006 primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in 2007 compared to the respective prior year periods was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. For further discussions, see the “Capital Market Risk Management” section of the MD&A.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of June 30, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.

•	Also contributing to the increase in insurance operating costs and other expenses was $3, after-tax, of interest charged by Corporate on the amount of capital held by the Life operations in excess of the amount needed to support the capital requirements of the Life Operations for the three months ended September 30, 2007 as well as $15, after-tax, for the nine months ended September 30, 2007.

•	The Company recorded a reserve in the second quarter of 2007 for market regulatory matters of $21, after tax. During the third quarter, the Company recorded an insurance recovery of $4 against the litigation costs associated with the regulatory matters.

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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Premium revenue	2007	2006	2007	2006

Earned Premiums	$2,628	$2,632	$7,873	$7,805

Earned premiums decreased by $4, or less than 1%, for the three months ended September 30, 2007 and increased by $68, or 1%, for the nine months ended September 30, 2007, primarily due to:
•	An increase in Personal Lines earned premium, excluding Omni, of $64 and $198, respectively, for the three and nine months ended September 30, 2007. The growth was primarily due to an increase in AARP and Agency earned premiums. AARP earned premium grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. Agency earned premium grew as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003.

•	An increase in Business Insurance earned premium for the nine month period of $21 as an increase in small commercial of $81 was partially offset by a decrease in middle market of $60. For the three months ended September 30, 2007, Business Insurance earned premium decreased by $21 as a $36 decrease in middle market more than offset a $15 increase in small commercial. Contributing to the decline in middle market and lower growth in small commercial was a decline in new business and premium renewal retention over the first nine months of 2007.

•	A decrease in earned premium due to the sale of the Omni non-standard auto business in 2006 which accounted for earned premium of $33 and $108, respectively, for the three and nine months ended September 30, 2006.

•	A decrease in Specialty Commercial earned premium of $17 and $48, respectively, for the three and nine months ended September 30, 2007, primarily due to a decrease in casualty and, for the nine month period, a decrease in other earned premiums, partially offset by an increase in professional liability, fidelity and surety earned premiums.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net income	2007	2006	2007	2006

Underwriting results	$182	$191	$548	$471
Net servicing and other income [1]	16	15	41	45
Net investment income	407	359	1,266	1,081
Net realized capital gains (losses)	(75)	16	(76)	(8)
Other expenses	(64)	(40)	(182)	(168)
Income tax expense	(113)	(160)	(439)	(400)

Net income	$353	$381	$1,158	$1,021

[1]	Net of expenses related to service business.
For the three months ended September 30, 2007 compared to the three months ended September 30, 2006
Net income decreased by $28, or 7%, primarily due to:
•	A change from net realized capital gains of $16 to net realized capital losses of $75,

•	Excluding Omni, a $36 decrease in Ongoing Operations’ current accident year underwriting results before catastrophes, primarily due to an increase in the loss and loss adjustment expense ratio for current accident year workers’ compensation claims, an increase in non-catastrophe property loss costs in Personal Lines and lower underwriting results on specialty casualty business, partially offset by the effect of a lower loss and loss adjustment expense ratio on Personal Lines AARP auto liability claims,
•	A $24 increase in other expenses, primarily due to $12 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation and a decrease in the estimated cost of legal settlements in 2006, and

•	A $17 decrease in net favorable prior accident year reserve development in Ongoing Operations.
Partially offsetting the decrease in net income were the following factors:
•	A $48 increase in net investment income,

•	A $47 decrease in income tax expense, reflecting a decrease in income before income taxes as well as a $20 benefit from a tax true-up,

•	A $19 increase in underwriting results from Other Operations due to a $19 decrease in net unfavorable prior accident year reserve development,

•	An $18 decrease in current accident year catastrophe losses, and

•	An increase in current accident year underwriting results due to the sale of the Omni non-standard auto business, which generated a current accident year underwriting loss before catastrophes of $7 in 2006.
Primarily driving the $48 increase in net investment income was a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested asset base contributing to the increase in investment income was primarily due to positive operating cash flows, partially offset by approximately an $800 increase in the amount of capital returned to Corporate in the first 9 months of 2007 compared to the first 9 months of 2006. An increase in income from mortgage loans and limited partnerships also contributed to the increase in net investment income. Net realized capital losses during 2007 were primarily due to impairments of fixed maturity investments and decreases in the value of non-qualifying derivatives which were primarily due to changes in value associated with credit derivatives due to credit spreads widening. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in the third quarter of 2007).
For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Net income increased $137, or 13%, primarily due to:
•	A $185 increase in net investment income,

•	A $162 increase in underwriting results from Other Operations due to a $171 decrease in net unfavorable prior accident year reserve development,

•	A $52 decrease in current accident year catastrophe losses, and

•	An increase in current accident year underwriting results due to the sale of the Omni non-standard auto business, which generated a current accident year underwriting loss before catastrophes of $19 in 2006.
Partially offsetting these favorable drivers were the following factors reducing net income:
•	Excluding Omni, a $132 decrease in Ongoing Operations’ current accident year underwriting results before catastrophes, primarily due to an increase in the loss and loss adjustment expense ratio for current accident year workers’ compensation claims, an increase in non-catastrophe property loss costs in Business Insurance and Personal Lines, lower underwriting results on specialty casualty business and an increase in insurance operating costs and expenses,

•	A $68 increase in net realized capital losses,

•	A $39 increase in income tax expense reflecting an increase in income before income taxes, partially offset by a $20 benefit from a tax true-up,

•	A $24 decrease in net favorable loss reserve development in Ongoing Operations, and

•	A $14 increase in other expenses, primarily due to $38 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, partially offset by a reduction in the estimated cost of legal settlements in 2007.
The $171 decrease in net unfavorable prior accident year development in Other Operations was primarily due to a $243 charge in 2006 to recognize the effect of the Equitas agreement and strengthening of the allowance for uncollectible reinsurance, partially offset by a $99 strengthening of reserves in 2007, primarily related to an adverse arbitration decision. See the Other Operations segment discussion of the MD&A for further information of the prior accident year reserve development in each year.
Primarily driving the $185 increase in net investment income was a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested asset base contributing to the increase in investment income was primarily due to positive operating cash flows, partially offset by approximately an $800 increase in the amount of capital returned to Corporate in the first 9 months of 2007 compared to the first 9 months of 2006. An increase in income from mortgage loans and limited partnerships also contributed to the increase in net investment income. The increase in net realized capital losses during 2007 was primarily due to impairments of fixed maturity investments and decreases in the value of non-qualifying derivatives which were primarily due to changes in value associated with credit derivatives due to credit spreads widening. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in the third quarter of 2007).

Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2006 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2007 and 2006. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Business Insurance, Personal Lines and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ongoing Operations earned premium growth	2007	2006	2007	2006

Business Insurance	(2%)	8%	1%	8%
Personal Lines	3%	7%	3%	4%
Specialty Commercial	(4%)	(10%)	(4%)	(14%)

Total Ongoing Operations	—	5%	1%	3%

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident year development	90.6	89.6	89.5	87.9
Catastrophe ratio

Current year	1.2	1.9	1.4	2.1
Prior years	0.3	(1.5)	0.1	(0.9)

Total catastrophe ratio	1.5	0.4	1.5	1.1
Non-catastrophe prior accident year development	(0.7)	0.4	(0.3)	0.4

Combined ratio	91.4	90.4	90.7	89.5

Other Operations net income (loss)	$12	$6	$4	$(83)

Total Property & Casualty measures of net investment income

Investment yield, after-tax	4.1%	3.9%	4.4%	4.0%
Average invested assets at cost	$30,227	$27,593	$29,512	$26,976

For the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Ongoing Operations earned premium growth
•	Within Business Insurance, the change from an increase in earned premium in 2006 to a slight decrease in earned premium in 2007 was primarily attributable to a decrease in new business written premium and renewal retention over the last three months of 2006 and the first nine months of 2007.

•	Within Personal Lines, the decrease in the earned premium growth rate from 2006 to 2007 was due to the Company’s exit from the Omni non-standard auto business. Omni, which was sold in the fourth quarter of 2006, accounted for $33 and $108, respectively, of earned premium for the three and nine months ended September 30, 2006. Excluding Omni, the Personal Lines earned premium growth rates in 2007 of 7% in the third quarter of 2007 and 7% in the first nine months of 2007 were comparable to earned premium growth rates of 9% in the third quarter of 2006 and 7% in the first nine months of 2006.

•	The rate of decline in Specialty Commercial earned premium slowed in the third quarter of 2007, primarily due to a lower earned premium decrease in casualty and other earned premium, partially offset by a lower earned premium increase in both property and professional liability, fidelity and surety. The rate of decline in Specialty Commercial earned premium slowed in the first nine months of 2007, primarily due to a lower earned premium decrease in casualty and property, partially offset by a lower earned premium increase in professional liability, fidelity and surety. Casualty earned premium experienced a larger decrease in 2006, primarily because of a decrease in 2006 earned premium from a single captive insured program that expired in 2005. Earned premium decreases in property for the nine month period were larger in 2006 than in 2007 as a result of a strategic decision in 2006 not to renew certain accounts with properties in catastrophe-prone areas. The growth rate in professional liability, fidelity and surety earned premium slowed in 2007 as written pricing decreases led to a decline in new business growth and premium renewal retention.

Ongoing Operations combined ratio
For the three and nine months ended September 30, 2007, the combined ratio increased due to an increase in the combined ratio before catastrophes and prior accident year development and a change to net unfavorable prior accident year development of catastrophe reserves, partially offset by a change to net favorable prior accident year development of non-catastrophe reserves and the effect of the sale of Omni in the fourth quarter of 2006. Omni had a higher combined ratio before catastrophes and prior accident year development than other business written by the Company.
•	The increase in the combined ratio before catastrophes and prior accident year development, from 89.6 to 90.6 in the three month period, and from 87.9 to 89.5 in the nine month period, was primarily due to an increase in the loss and loss adjustment expense ratio for current accident year workers’ compensation claims and an increase in non-catastrophe property loss costs in Business Insurance and Personal Lines. Partially offsetting these trends was the effect of exiting the Omni non-standard auto business, which had a significantly higher combined ratio than other business written by the Company and, for the three month period, a lower loss and loss adjustment expense ratio on Personal Lines AARP auto liability claims. Also contributing to the increase in the combined ratio before catastrophes and prior accident year development for the nine month period was an increase in the expense ratio as the expense ratio in 2006 included the effect of a $41 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes.

•	The catastrophe ratio increased in both the three and nine month periods, primarily due to the effect of net favorable reserve development of prior accident year catastrophe losses in 2006. Current accident year catastrophe losses for the three and nine month period were lower in 2007 than in 2006. In the three and nine months ended September 30, 2006, the Company recognized net reserve releases related to the 2005 and 2004 hurricanes of $35 and $65, respectively.

•	For both the three and nine month periods, net non-catastrophe prior accident year reserve development was unfavorable in 2006, but favorable in 2007. Favorable reserve development in 2007 was largely attributable to the release of reserves for workers’ compensation and small commercial package business primarily related to accident years 2003 to 2006, partially offset by reserve increases on workers’ compensation and general liability claims for accident years more than 20 years old.
Other Operations net income
•	Other Operations reported net income of $12 in three months ended September 30, 2007, which was an increase over net income of $6 for the comparable period in 2006, primarily due to a decrease in unfavorable prior accident year reserve development, partially offset by a change from net realized gains in 2006 to net realized losses in 2007. Other Operations reported net income of $4 for the nine months ended September 30, 2007 compared to a net loss of $83 for the comparable period in 2006, primarily due to a decrease in unfavorable prior accident year reserve development, partially offset by a decrease in net investment income and a change from net realized gains in 2006 to net realized losses in 2007. See the Other Operations segment MD&A for further discussion of prior accident year development in each year.
Investment yield and average invested assets
•	For both the three and the nine months ended September 30, 2007, the after-tax investment yield increased due to a change in asset mix, including shifting a greater share of investments to higher yielding mortgage loans and limited partnerships.

•	The average annual invested assets at cost increased as a result of positive operating cash flows and an increase in collateral held from increased securities lending activities.
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

For example, the Company has experienced favorable emergence of reported workers’ compensation claims for recent accident years and, during the third quarter of 2007, released workers’ compensation reserves by $58, predominantly related to accident years 2003 through 2006. If reported losses on workers’ compensation claims for recent accident years continue to emerge favorably, reserves could be reduced further. During 2007, loss costs for AARP auto liability claims for the 2006 accident year have begun to emerge unfavorably compared to initial expectations, due largely to an increase in loss cost severity. If AARP auto liability loss costs for the 2006 accident year continue to emerge unfavorably in future quarters, prior accident year loss reserves may need to be strengthened.
The Company will perform its annual review of assumed reinsurance reserves in the fourth quarter of 2007. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly.
A rollforward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three and nine months ended September 30, 2007:

Three Months Ended September 30, 2007
						Total
	Business	Personal	Specialty	Ongoing	Other	Property &
	Insurance	Lines	Commercial	Operations	Operations	Casualty

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$7,866	$1,846	$6,888	$16,600	$5,390	$21,990
Reinsurance and other recoverables	592	76	2,366	3,034	984	4,018

Beginning liabilities for unpaid losses and loss adjustment expenses-net	7,274	1,770	4,522	13,566	4,406	17,972

Provision for unpaid losses and loss adjustment expenses
Current year	801	685	241	1,727	—	1,727
Prior year [1]	(26)	7	8	(11)	39	28

Total provision for unpaid losses and loss adjustment expenses	775	692	249	1,716	39	1,755
Less: Payments	(590)	(620)	(199)	(1,409)	(149)	(1,558)

Ending liabilities for unpaid losses and loss adjustment expenses-net	7,459	1,842	4,572	13,873	4,296	18,169
Reinsurance and other recoverables	583	56	2,407	3,046	982	4,028

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$8,042	$1,898	$6,979	$16,919	$5,278	$22,197

Earned premiums	$1,271	$984	$371	$2,626	$2	$2,628
Loss and loss expense paid ratio [2]	46.3	62.8	54.4	53.6
Loss and loss expense incurred ratio	60.9	70.1	67.9	65.3
Prior accident year development (pts.) [3]	(2.1)	0.7	2.3	(0.4)

[1]	Includes reserve discount accretion of $8, including $4 in Business Insurance, $3 in Specialty Commercial and $1 in Other Operations.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Nine Months Ended September 30, 2007
						Total
	Business	Personal	Specialty	Ongoing	Other	Property &
	Insurance	Lines	Commercial	Operations	Operations	Casualty

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$7,794	$1,959	$6,522	$16,275	$5,716	$21,991
Reinsurance and other recoverables	650	134	2,303	3,087	1,300	4,387

Beginning liabilities for unpaid losses and loss adjustment expenses-net	7,144	1,825	4,219	13,188	4,416	17,604

Provision for unpaid losses and loss adjustment expenses
Current year	2,394	1,955	747	5,096	—	5,096
Prior year [1]	(49)	15	15	(19)	173	154

Total provision for unpaid losses and loss adjustment expenses	2,345	1,970	762	5,077	173	5,250
Less: Payments	(1,832)	(1,895)	(540)	(4,267)	(418)	(4,685)
Reallocation of reserves for unallocated loss adjustment expenses [2]	(198)	(58)	131	(125)	125	—

Ending liabilities for unpaid losses and loss adjustment expenses-net	7,459	1,842	4,572	13,873	4,296	18,169
Reinsurance and other recoverables	583	56	2,407	3,046	982	4,028

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$8,042	$1,898	$6,979	$16,919	$5,278	$22,197

Earned premiums	$3,844	$2,904	$1,122	$7,870	$3	$7,873
Loss and loss expense paid ratio [3]	47.6	65.2	48.3	54.2
Loss and loss expense incurred ratio	61.0	67.8	68.0	64.5
Prior accident year development (pts.) [4]	(1.3)	0.5	1.4	(0.2)

[1]	Includes reserve discount accretion of $24, including $11 in Business Insurance, $8 in Specialty Commercial and $5 in Other Operations.

[2]	Prior to the second quarter of 2007, the Company evaluated the adequacy of the reserves for unallocated loss adjustment expenses on a company- wide basis. During the second quarter of 2007, the Company refined its analysis of the reserves at the segment level, resulting in the reallocation of reserves among segments.

[3]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[4]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premium.

Prior accident year development recorded in 2007
Included within prior accident year development for the nine months ended September 30, 2007 were the following reserve strengthenings (releases):

						Total
	Business	Personal	Specialty	Ongoing	Other	Property &
	Insurance	Lines	Commercial	Operations	Operations	Casualty

Release of workers compensation reserves for accident years 2003 to 2006	$(58)	$—	$—	$(58)	$—	$(58)

Strengthening of middle market workers’ compensation reserves for accident years 1973 & prior	40	—	—	40	—	40

Strengthening of general liability reserves for accident years more than 20 years old	14	—	25	39	—	39

Release of middle market commercial auto liability reserves for accident years 2003 and 2004	(18)	—	—	(18)	—	(18)

Strengthening of environmental reserves	—	—	—	—	25	25

Release of reserves for surety business for accident years 2003 to 2006			(10)	(10)	—	(10)

Other reserve reestimates, net	(4)	7	(7)	(4)	14	10

Total prior accident year development for the three months ended September 30, 2007	$(26)	$7	$8	$(11)	$39	$28

Release of small commercial reserves for workers’ compensation and package business related to accident years 2003 to 2006	$(30)	$—	$—	$(30)	$—	$(30)
Strengthened reserves primarily as a result of an adverse arbitration decision	—	—	—	—	99	99
Other reserve reestimates, net	7	8	7	22	35	57

Total prior accident year development for the six months ended June 30, 2007	$(23)	$8	$7	$(8)	$134	$126

Total prior accident year development for the nine months ended September 30, 2007	$(49)	$15	$15	$(19)	$173	$154

During the three and nine months ended September 30, 2007, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
•	During the third quarter of 2007, the Company released workers’ compensation claim reserves by $58, predominantly related to accident years 2003 through 2006. This reserve release is a continuation of favorable developments first recognized in 2005 and 2006. The workers’ compensation reserve release in the third quarter of 2007 resulted from a determination that workers’ compensation losses continue to develop even more favorably from prior expectations due to the California legal reforms, underwriting actions and cost reduction initiatives first instituted in 2003. Of the $58 reduction in workers’ compensation reserves, $47 of the decrease was in small commercial and the remainder was in middle market.

•	During the third quarter of 2007, the Company strengthened its reserves for middle market workers’ compensation reserves by $40 for accident years 1973 and prior, primarily driven by a reduction in reinsurance recoverables from the commutation of certain reinsurance treaties. Due to the commutations, within the past two years, net paid losses on these claims have begun to emerge unfavorably to initial expectations and, during the third quarter of 2007, the Company determined that this trend in higher paid losses would ultimately result in unpaid losses settling for more than management’s previous estimates.

•	During the third quarter of 2007, the Company increased its estimate of general liability reserves by $39 for accident years more than 20 years old. The Company has experienced an increase in defense costs for certain mass tort claims and, during the third quarter of 2007, the Company determined that the increase in defense costs was a sustained trend that resulted in an increase in reserves.

•	During the third quarter of 2007, the Company reduced its estimate of middle market commercial auto liability reserves by $18 for accident years 2003 and 2004. Since the first quarter of 2007, reported losses for commercial auto liability claims in these accident years have emerged favorably although management did not determine that this was a verifiable trend until the third quarter of 2007.

•	During the third quarter of 2007, the Company released reserves for commercial surety business by $10 for accident years 2003 to 2006. Reported losses for commercial surety business have been emerging favorably resulting in a lower estimate of ultimate unpaid losses.

•	During the second quarter of 2007, the Company released small commercial loss and loss adjustment expense reserves by $30, primarily related to package business and workers’ compensation business sold through payroll service providers. Reported losses for package business have emerged favorably in accident years 2003 to 2006 with loss costs on liability coverages emerging favorably for all of the accident years and loss costs on property coverages emerging favorably for the 2006 accident year. The Company first observed favorable emergence of package business reported losses in the latter half of 2006, but this favorable emergence was not determined to be a verifiable trend until the Company completed its quarterly reserve review in the second quarter of 2007. In addition, during the second quarter of 2007, the Company determined that paid losses related to workers’ compensation policies sold through payroll service providers were emerging favorably, leading to a release of reserves for the 2003 to 2006 accident years.
Other Operations
•	During the third quarter of 2007, the Company completed its environmental reserve evaluation and increased its environmental reserves by $25. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment.

•	During the second quarter of 2007, an arbitration panel found that a Hartford subsidiary, established as a captive reinsurance company in the 1970s by The Hartford’s former parent, ITT Corporation (“ITT”), had additional obligations to ITT’s primary insurance carrier under ITT’s captive insurance program, which ended in 1993. When ITT spun off The Hartford in 1995, the former captive became a Hartford subsidiary. The arbitration concerned whether certain claims could be presented to the former captive in a different manner than ITT’s primary insurance carrier historically had presented them. The Company recorded a charge of $99 principally as a result of this adverse arbitration decision.
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

TOTAL PROPERTY & CASUALTY
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Earned premiums	$2,628	$2,632	—	$7,873	$7,805	1%
Net investment income	407	359	13%	1,266	1,081	17%
Other revenues [1]	126	118	7%	368	355	4%
Net realized capital gains (losses)	(75)	16	NM	(76)	(8)	NM

Total revenues	3,086	3,125	(1%)	9,431	9,233	2%
Benefits, losses and loss adjustment expenses
Current year	1,727	1,723	—	5,096	5,056	1%
Prior year	28	30	(7%)	154	301	(49%)

Total benefits, losses and loss adjustment expenses	1,755	1,753	—	5,250	5,357	(2%)
Amortization of deferred policy acquisition costs	525	531	(1%)	1,581	1,572	1%
Insurance operating costs and expenses	166	157	6%	494	405	22%
Other expenses	174	143	22%	509	478	6%

Total benefits, losses and expenses	2,620	2,584	1%	7,834	7,812	—
Income before income taxes	466	541	(14%)	1,597	1,421	12%
Income tax expense	113	160	(29%)	439	400	10%

Net income [2]	$353	$381	(7%)	$1,158	$1,021	13%

Net Income (loss)

Ongoing Operations	$341	$375	(9%)	$1,154	$1,104	5%
Other Operations	12	6	100%	4	(83)	NM

Total Property & Casualty net income	$353	$381	(7%)	$1,158	$1,021	13%

[1]	Represents servicing revenue.

[2]	Includes net realized capital (losses) gains, after-tax, of ($49) and $11 for the three months ended September 30, 2007 and 2006, respectively, and ($50) and ($4) for the nine months ended September 30, 2007 and 2006, respectively.
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
Net income decreased by $28 as a result of a $34 decrease in Ongoing Operations’ net income, partially offset by a $6 increase in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Net income increased by $137 as a result of a $50 increase in Ongoing Operations’ net income and a change in Other Operations from a net loss of $83 in 2006 to net income of $4 in 2007. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.

ONGOING OPERATIONS
Premiums

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Written Premiums [1]

Business Insurance	$1,242	$1,294	(4%)	$3,788	$3,872	(2%)
Personal Lines	1,035	1,022	1%	3,013	2,936	3%
Specialty Commercial	351	383	(8%)	1,123	1,227	(8%)

Total Ongoing Operations	$2,628	$2,699	(3%)	$7,924	$8,035	(1%)

Earned Premiums [1]

Business Insurance	$1,271	$1,292	(2%)	$3,844	$3,823	1%
Personal Lines	984	952	3%	2,904	2,810	3%
Specialty Commercial	371	388	(4%)	1,122	1,170	(4%)

Total Ongoing Operations	$2,626	$2,632	—	$7,870	$7,803	1%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Earned Premiums
Total Ongoing Operations’ earned premiums decreased by $6 for the three months ended September 30, 2007 due to decreases in Business Insurance and Specialty Commercial, partially offset by an increase in Personal Lines. For the nine months ended September 30, 2007, earned premium grew $67, or 1%, due to growth in Business Insurance and Personal Lines, partially offset by a decrease in Specialty Commercial.
•	In Business Insurance, earned premium decreased by $21, or 2%, for the three months ended September 30, 2007 due to a decrease in middle market of $36, partially offset by an increase in small commercial of $15. For the nine months ended September 30, 2007, earned premium grew $21, or 1%, due to an increase in small commercial of $81, partially offset by a decrease in middle market of $60. Contributing to the decline in middle market earned premium and lower rate of growth in small commercial was a decline in new business and premium renewal retention over the first nine months of 2007.

•	In Personal Lines, earned premium grew by $32, or 3%, and by $94, or 3%, respectively, for the three and nine months ended September 30, 2007. The growth in Personal Lines earned premium was primarily due to an increase in AARP and Agency earned premiums. AARP earned premium grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. Agency earned premium grew as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003. Partially offsetting this growth was the effect of the sale of the Omni non-standard auto business in the fourth quarter of 2006 which accounted for $33 and $108 of earned premium, respectively, in the three and nine months ended September 30, 2006. Excluding Omni, earned premiums grew $64, or 7%, and $198, or 7%, respectively, for the three and nine months ended September 30, 2007.

•	Specialty Commercial earned premium decreased by $17, or 4%, and by $48, or 4%, respectively, for the three and nine months ended September 30, 2007, primarily driven by a decrease in casualty and, for the nine month period, a decrease in earned premiums assumed under intersegment arrangements, partially offset by an increase in professional liability, fidelity and surety.

Underwriting Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Written premiums	$2,628	$2,699	(3%)	$7,924	$8,035	(1%)
Change in unearned premium reserve	2	67	(97%)	54	232	(77%)

Earned premiums	2,626	2,632	—	7,870	7,803	1%
Benefits, losses and loss adjustment expenses
Current year	1,727	1,723	—	5,096	5,056	1%
Prior year	(11)	(28)	61%	(19)	(43)	56%

Total benefits, losses and loss adjustment expenses	1,716	1,695	1%	5,077	5,013	1%
Amortization of deferred policy acquisition costs	525	531	(1%)	1,581	1,572	1%
Insurance operating costs and expenses	160	153	5%	477	398	20%

Underwriting results	225	253	(11%)	735	820	(10%)
Net servicing income [1]	16	15	7%	41	45	(9%)
Net investment income	346	299	16%	1,082	886	22%
Net realized capital gains (losses)	(72)	11	NM	(73)	(15)	NM
Other expenses	(63)	(40)	(58%)	(179)	(168)	(7%)
Income tax expense	(111)	(163)	32%	(452)	(464)	3%

Net income	$341	$375	(9%)	$1,154	$1,104	5%

Loss and loss adjustment expense ratio
Current year	65.7	65.4	(0.3)	64.8	64.8	—
Prior year	(0.4)	(1.1)	(0.7)	(0.2)	(0.5)	(0.3)

Total loss and loss adjustment expense ratio	65.3	64.4	(0.9)	64.5	64.2	(0.3)
Expense ratio	25.9	25.7	(0.2)	25.9	25.0	(0.9)
Policyholder dividend ratio	0.2	0.3	0.1	0.2	0.2	—

Combined ratio	91.4	90.4	(1.0)	90.7	89.5	(1.2)

Catastrophe ratio
Current year	1.2	1.9	0.7	1.4	2.1	0.7
Prior year	0.3	(1.5)	(1.8)	0.1	(0.9)	(1.0)

Total catastrophe ratio	1.5	0.4	(1.1)	1.5	1.1	(0.4)

Combined ratio before catastrophes	89.9	90.0	0.1	89.2	88.3	(0.9)
Combined ratio before catastrophes and prior accident year development	90.6	89.6	(1.0)	89.5	87.9	(1.6)

[1]	Net of expenses related to service business.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Current accident year loss and loss adjustment expense ratio	2007	2006	Change	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	64.5	63.6	(0.9)	63.3	62.7	(0.6)
Current accident year catastrophe ratio	1.2	1.9	0.7	1.4	2.1	0.7

Current accident year loss and loss adjustment expense ratio	65.7	65.4	(0.3)	64.8	64.8	—

Net income and operating ratios
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
Net income decreased by $34, or 9%, primarily due to:
•	A change to net realized capital losses of $72 in 2007 from net realized capital gains of $11 in 2006

•	A $28 decrease in underwriting results, and

•	A $23 increase in other expenses, including $12 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation and a decrease in the estimated cost of legal settlements in 2006.
Partially offsetting the decrease in net income were the following factors:
•	A $52 decrease in income tax expense, reflecting a decrease in income before income taxes as well as a $20 benefit from a tax true-up, and

•	A $47 increase in net investment income.
Primarily driving the $47 increase in net investment income was a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested asset base contributing to the increase in investment income was primarily due to positive operating cash flows, partially offset by the return of capital to Corporate. An increase in income from mortgage loans and limited partnerships also contributed to the increase in net investment income. Net realized capital losses during 2007 were primarily due to impairments of fixed maturity investments, and decreases in the value of non-qualifying derivatives which were primarily due to changes in value associated with credit derivatives due to credit spreads widening. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in the third quarter of 2007).
Underwriting results decreased by $28, from $253 to $225, due to:

Decrease in current accident year underwriting results before catastrophes	$(29)
Decrease in net favorable prior accident year reserve development	(17)
Decrease in current accident year catastrophe losses	18

Decrease in underwriting results from 2006 to 2007	$(28)

Decrease in current accident year underwriting results before catastrophes of $29
The $29 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	$(39)
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	7
Excluding Omni, a $26 increase in earned premium at a combined ratio less than 100.0	3

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(29)

The combined ratio before catastrophes and prior accident year development increased by 1.0 point, from 89.6 to 90.6. Because the Omni non-standard auto business had a higher combined ratio than other businesses, exiting from the Omni business improved the ratio and improved underwriting results by $7. Excluding Omni, the combined ratio before catastrophes and prior accident year development increased by 1.4 points, from 89.2 to 90.6, resulting in a $39 decrease in current accident year underwriting results before catastrophes. The 1.4 point increase in the combined ratio before catastrophes and prior accident year development excluding Omni was primarily driven by a 1.2 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 64.5, and a 0.3 point increase in the expense ratio, to 25.9.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.4 points due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes of 0.9 points in Business Insurance, 1.3 points in Personal Lines and 1.9 points in Specialty Commercial.
•	The 0.9 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Business Insurance was primarily due to earned pricing decreases in middle market and an increase in the loss and loss adjustment expense ratio for workers’ compensation insurance, partially offset by improved claim frequency and severity for middle market property claims.

•	Apart from the effect of Omni, the 1.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines was primarily due to higher non-catastrophe property loss costs for both homeowners and auto claims driven by an increase in claim severity for homeowners’ claims and an increase in claim frequency for auto property claims, partially offset by the effect of earned pricing increases in homeowners and a lower loss and loss adjustment expense ratio on AARP auto liability claims.

•	The 1.9 point increase in current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial was largely due to a higher loss and loss adjustment expense ratio on specialty casualty and property business, partially offset by a lower loss and loss adjustment expense ratio for professional liability business.
•	The expense ratio increased modestly, to 25.9, primarily due to the effect of a $7 reduction of estimated Florida Citizens’ assessments recorded in 2006 and an increase in insurance operating costs due, in part, to higher IT costs.
Decrease in net favorable prior accident year development of $17
Net favorable prior accident year reserve development of $11 in 2007 included a $58 release of workers’ compensation reserves primarily for accident years 2003 to 2006, an $18 release of middle market commercial auto liability reserves for accident years 2003 and 2004 and a $10 release of reserves for surety business for accident years 2003 to 2006, partially offset by a $40 strengthening of middle market workers’ compensation reserves for accident years 1973 and prior and a $39 strengthening of general liability reserves. Net favorable prior accident year reserve development of $28 in 2006 primarily included a $35 net release of reserves for prior year catastrophes related to the 2005 and 2004 hurricanes.
Decrease in current accident year catastrophes losses by $18
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Net income increased by $50, or 5%, primarily due to:
•	A $196 increase in net investment income, and
•	A $12 decrease in income tax expense reflecting a $20 benefit from a tax true-up, partially offset by an increase in income before income taxes.
Partially offsetting the increase in net income were the following factors:
•	An $85 decrease in underwriting results
•	A $58 increase in net realized capital losses, and
•	An $11 increase in other expenses, primarily due to $38 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, partially offset by a reduction in the estimated cost of legal settlements in 2007.
Primarily driving the $196 increase in net investment income was a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested asset base contributing to the increase in investment income was primarily due to positive operating cash flows, partially offset by the return of capital to Corporate. An increase in income from mortgage loans and limited partnerships also contributed to the increase in net investment income. The increase in net realized capital losses during 2007 was primarily due to impairments of fixed maturity investments and decreases in the value of non-qualifying derivatives which were primarily due to changes in value associated with credit derivatives due to credit spreads widening. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in the third quarter of 2007).
Underwriting results decreased by $85, from $820 to $735, due to:

Decrease in current accident year underwriting results before catastrophes	$(113)
Decrease in net favorable prior accident year development	(24)
Decrease in current accident year catastrophe losses	52

Decrease in underwriting results from 2006 to 2007	$(85)

Decrease in current accident year underwriting results before catastrophes of $113
The $113 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	$(153)
Excluding Omni, a $171 increase in earned premium at a combined ratio less than 100.0	21
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	19

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(113)

The combined ratio before catastrophes and prior accident year development increased by 1.6 points, from 87.9 to 89.5. Because the Omni non-standard auto business had a higher combined ratio than other businesses, exiting from the Omni business improved the ratio and improved underwriting results by $19. Excluding Omni, the combined ratio before catastrophes and prior accident year development increased by 2.0 points, from 87.5 to 89.5, resulting in a $153 decrease in current accident year underwriting results before catastrophes. The 2.0 point increase in the combined ratio before catastrophes and prior accident year development excluding Omni was primarily driven by a 1.0 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 63.3, and a 0.9 point increase in the expense ratio, to 25.9.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.0 point due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes of 1.2 points in Business Insurance and 1.5 points in Personal Lines, partially offset by a decrease in the current accident year loss and loss adjustment expense ratio of 1.1 points in Specialty Commercial.
•	The 1.2 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Business Insurance was primarily due to earned pricing decreases in middle market, an increase in the loss and loss adjustment expense ratio for workers’ compensation insurance, an increase in non-catastrophe property claim severity on marine claims and a higher mix of workers’ compensation business which has a higher loss and loss adjustment expense ratio than other business written by the segment.

•	Apart from the effect of Omni, the 1.5 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines was primarily due to higher non-catastrophe property loss costs for homeowners’ claims and auto property claims, partially offset by the effect of earned pricing increases in homeowners. The increase in non-catastrophe property loss costs was primarily due to an increase in claim severity for homeowners and an increase in claim frequency for auto claims.

•	The 1.1 point improvement in the current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial was largely due to a lower loss and loss adjustment expense ratio for professional liability business and lower reinsurance costs in property, partially offset by the effect of a higher loss and loss adjustment expense ratio for casualty business.
•	The expense ratio increased by 0.9 points, to 25.9, as the expense ratio in 2006 included the effect of a $41 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes. Also contributing to the increase in the expense ratio was an increase in insurance operating costs driven, in part, by higher IT costs.
The $21 increase in current accident year underwriting results before catastrophes that was attributable to an increase in earned premium was generated by earned premium increases in Personal Lines and small commercial, partially offset by earned premium decreases in middle market and Specialty Commercial.
Decrease in net favorable prior accident year development of $24
Net favorable reserve development of $19 in 2007 included an $88 release of reserves for workers’ compensation and package business primarily for accident years 2003 to 2006 and an $18 release of middle market commercial auto liability reserves for accident years 2003 and 2004, partially offset by a $40 strengthening of middle market workers’ compensation reserves for accident years 1973 and prior and a $39 strengthening of general liability reserves in Specialty Commercial and middle market. Net favorable prior accident year reserve development of $43 in 2006 primarily included a $53 reduction in prior accident year reserves for auto liability claims related to accident years 2003 to 2005, a $38 release of allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005, and a $65 net release of catastrophe reserves for hurricanes in 2005 and 2004, partially offset by a $45 strengthening of prior accident year reserves for construction defects claims on casualty business and a $30 increase in reserves for personal auto liability claims due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits.
Decrease in current accident year catastrophes losses of $52
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest, April windstorms in the Southeast and Northeast and windstorms in the South and Southwest.

BUSINESS INSURANCE
Premiums

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Written Premiums [1]

Small Commercial	$664	$657	1%	$2,098	$2,062	2%
Middle Market	578	637	(9%)	1,690	1,810	(7%)

Total	$1,242	$1,294	(4%)	$3,788	$3,872	(2%)

Earned Premiums [1]

Small Commercial	$683	$668	2%	$2,048	$1,967	4%
Middle Market	588	624	(6%)	1,796	1,856	(3%)

Total	$1,271	$1,292	(2%)	$3,844	$3,823	1%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006	2007	2006

Policies in-force
Small Commercial			1,031,855	979,655
Middle Market			105,944	105,610

Total policies in-force end of period			1,137,799	1,085,265

New business premium
Small Commercial	$116	$125	$371	$413
Middle Market	$95	$119	$301	$341

Premium Renewal Retention
Small Commercial	84%	88%	84%	87%
Middle Market	77%	84%	78%	82%

Written Pricing Increase (Decrease)
Small Commercial	(1%)	1%	(1%)	1%
Middle Market	(3%)	(4%)	(4%)	(4%)

Earned Pricing Increase (Decrease)
Small Commercial	(1%)	1%	—	1%
Middle Market	(5%)	(5%)	(5%)	(5%)

Earned Premiums
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Earned premiums for Business Insurance decreased by $21 for the three months ended September 30, 2007 and increased by $21 for the nine months ended September 30, 2007. During 2007, middle market earned premium has decreased while small commercial earned premium has increased.
•	Small commercial earned premium grew $15 and $81, respectively, for the three and nine months ended September 30, 2007. Despite a decrease in new business written premium and premium renewal retention, new business premium outpaced non-renewals over the last three months of 2006 and first nine months of 2007, predominantly in workers’ compensation business. Premium renewal retention for small commercial decreased due, in part, to lower retention of larger accounts and a reduction in average premium per account. New business written premium for small commercial decreased by $9, or 7%, for the three months ended September 30, 2007 and by $42, or 10%, for the nine months ended September 30, 2007. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, actions taken by some of the Company’s competitors to increase market share and business appetite may be contributing to the Company’s lower new business growth. Also contributing to the decrease in new business premium is lower average premium per account partly due to writing more liability-only policies and to writing a greater percentage of new business for commercial auto policies with fewer exposures.
•	Middle market earned premium decreased by $36 and $60, respectively, for the three and nine months ended September 30, 2007, primarily due to earned pricing decreases, a decrease in new business written premium and a decrease in premium renewal retention over the first nine months of 2007. New business written premium for middle market decreased by $24, or 20%, for the three months ended September 30, 2007 and by $40, or 12%, for the nine months ended September 30, 2007. The decrease in both new business written premium and premium renewal retention was primarily due to continued price competition and the effect of state-mandated rate reductions in workers’ compensation.
As written premium is earned over the 12-month term of the policies, the earned pricing changes during the first nine months of 2007 were primarily a reflection of the written pricing changes over the last three months of 2006 and the first nine months of 2007.

Underwriting Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Written premiums	$1,242	$1,294	(4%)	$3,788	$3,872	(2%)
Change in unearned premium reserve	(29)	2	NM	(56)	49	NM

Earned premiums	1,271	1,292	(2%)	3,844	3,823	1%
Benefits, losses and loss adjustment expenses
Current year	801	821	(2%)	2,394	2,366	1%
Prior year	(26)	(20)	(30%)	(49)	(46)	(7%)

Total benefits, losses and loss adjustment expenses	775	801	(3%)	2,345	2,320	1%
Amortization of deferred policy acquisition costs	292	299	(2%)	884	885	—
Insurance operating costs and expenses	74	69	7%	227	164	38%

Underwriting results	$130	$123	6%	$388	$454	(15%)

Loss and loss adjustment expense ratio
Current year	62.9	63.5	0.6	62.3	61.9	(0.4)
Prior year	(2.1)	(1.5)	0.6	(1.3)	(1.2)	0.1

Total loss and loss adjustment expense ratio	60.9	62.0	1.1	61.0	60.7	(0.3)
Expense ratio	28.6	27.9	(0.7)	28.5	27.1	(1.4)
Policyholder dividend ratio	0.3	0.5	0.2	0.4	0.3	(0.1)

Combined ratio	89.7	90.4	0.7	89.9	88.1	(1.8)

Catastrophe ratio
Current year	0.4	1.9	1.5	0.9	1.7	0.8
Prior year	—	(2.0)	(2.0)	(0.1)	(0.6)	(0.5)

Total catastrophe ratio	0.4	(0.1)	(0.5)	0.8	1.0	0.2

Combined ratio before catastrophes	89.4	90.5	1.1	89.1	87.1	(2.0)
Combined ratio before catastrophes and prior accident year development	91.4	90.0	(1.4)	90.3	87.7	(2.6)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Current accident year loss and loss adjustment expense ratio	2007	2006	Change	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	62.5	61.6	(0.9)	61.4	60.2	(1.2)
Current accident year catastrophe ratio	0.4	1.9	1.5	0.9	1.7	0.8

Current accident year loss and loss adjustment expense ratio	62.9	63.5	0.6	62.3	61.9	(0.4)

Underwriting results and ratios
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
Underwriting results increased by $7, with a corresponding 0.7 point decrease in the combined ratio, to 89.7. The net increase in underwriting results was principally driven by the following factors:

Decrease in current accident year catastrophe losses	$20
Increase in net favorable prior accident year reserve development	6
Decrease in current accident year underwriting results before catastrophes	(19)

Increase in underwriting results from 2006 to 2007	$7

Decrease in current accident year catastrophes losses of $20
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest.
Increase in net favorable prior accident year development of $6
Net favorable reserve development of $26 in 2007 included a $58 release of workers’ compensation reserves primarily for accident years 2003 to 2006 and an $18 release of commercial auto liability reserves, partially offset by a $40 strengthening of workers’ compensation reserves in middle market and a $14 strengthening of general liability reserves in middle market. Net favorable prior accident year reserve development of $20 in 2006 primarily included a $25 reduction in prior accident year catastrophe reserves, of which $11 related to hurricane Katrina, Rita and Wilma in 2005 and $14 related to hurricanes Charley and Frances in 2004.

Decrease in current accident year underwriting results before catastrophes of $19
The $19 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development	$(17)
A $21 decrease in earned premium	(2)

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(19)

The combined ratio before catastrophes and prior accident year development increased by 1.4 points, from 90.0 to 91.4, resulting in a $17 decrease in current accident year underwriting results before catastrophes. The 1.4 point increase in the combined ratio before catastrophes and prior accident year development was primarily driven by a 0.9 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 0.7 point increase in the expense ratio.
•	Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 0.9 points, to 62.5, primarily due to earned pricing decreases in middle market and an increase in the loss and loss adjustment expense ratio for workers’ compensation insurance, partially offset by improved claim frequency and severity for middle market property claims.
•	The expense ratio increased by 0.7 points, to 28.6, primarily due to a $4 reduction in Florida Citizens assessments recorded in 2006, the effect of lower earned premium and an increase in insurance operating costs driven, in part, by higher IT costs.
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Underwriting results decreased by $66, with a corresponding 1.8 point increase in the combined ratio, to 89.9. The net decrease in underwriting results was principally driven by the following factors:

Decrease in current accident year underwriting results before catastrophes	$(99)
Decrease in current accident year catastrophe losses	30
Increase in net favorable prior accident year development	3

Decrease in underwriting results from 2006 to 2007	$(66)

Decrease in current accident year underwriting results before catastrophes of $99
The $99 decrease in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development	$(102)
A $21 increase in earned premium at a combined ratio less than 100.0	3

Decrease in current accident year underwriting results before catastrophes from 2006 to 2007	$(99)

The combined ratio before catastrophes and prior accident year development increased by 2.6 points, from 87.7 to 90.3, resulting in a $102 decrease in current accident year underwriting results before catastrophes. The 2.6 point increase in the combined ratio before catastrophes and prior accident year development was primarily driven by a 1.2 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 1.4 point increase in the expense ratio.
•	Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 1.2 points, to 61.4, primarily due to earned pricing decreases in middle market, an increase in the loss and loss adjustment expense ratio for workers’ compensation insurance, an increase in non-catastrophe property claim severity on marine claims and a higher mix of workers’ compensation business which has a higher loss and loss adjustment expense ratio than other business written by the segment.
•	The expense ratio increased by 1.4 points, to 28.5, as the expense ratio in 2006 included the effect of a $22 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes. Also contributing to the increase in the expense ratio was an increase in insurance operating costs driven, in part, by higher IT costs, such that insurance operating costs outpaced the increase in earned premium.
Decrease in current accident year catastrophes losses of $30
Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas. The largest catastrophe losses in 2007 were from tornadoes and thunderstorms in the Midwest and April windstorms in the Southeast and Northeast.
Increase in net favorable prior accident year development of $3
Net favorable reserve development of $49 in 2007 included an $88 release of reserves for workers’ compensation and package business primarily for accident years 2003 to 2006 and an $18 release of commercial auto liability reserves, partially offset by a $40 strengthening of workers’ compensation reserves in middle market and a $14 strengthening of general liability reserves in middle market. Net favorable prior accident year reserve development of $46 in 2006 primarily included a $38 reduction of allocated loss adjustment expense reserves for workers’ compensation and package business and a $25 reduction in prior accident year catastrophe reserves, of which $11 related to hurricane Katrina, Rita and Wilma in 2005 and $14 related to hurricanes Charley and Frances in 2004.

Outlook
Consistent with the 2% decline in Business Insurance written premium for the first nine months of 2007, management expects written premium to be 2.5% to 4.5% lower for the 2007 full year. Contributing to the decline in Business Insurance written premium is the effect of state-mandated rate reductions in workers’ compensation. These rate reductions, combined with increased competition in specific geographic markets and lines will continue to affect written premium trends in the fourth quarter of 2007. In small commercial, the Company expects written premium to be between 0.5% lower and 1.5% higher in 2007 as it seeks to increase the flow of new business from its agents. In addition, small commercial expects to increase written premium by expanding its underwriting appetite, refining its pricing models and upgrading product features.
Within middle market, the Company expects written premium to decrease 7% to 9% in 2007 as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Nevertheless, the Company will seek to increase its market share in a number of regions where the Company is currently under-represented. To generate growth in marine and property business, the Company has been developing new underwriting and pricing models. In 2007, the Company continues to focus on renewal retention, particularly in the mid-Western states, where competition has been particularly strong. Written pricing has been affected by increased competition as evidenced by 1% written pricing decreases in small commercial and 4% written pricing decreases in middle market during the first nine months of 2007. New business has declined in small commercial due to increased competition while new business has declined in middle market due to increased competition and written pricing decreases.
During the first nine months of 2007, non-catastrophe property loss costs increased for marine and commercial auto physical damage claims, but have improved slightly for commercial property claims. The increase in loss costs for marine and commercial auto physical damage claims was primarily driven by higher claim severity. Management expects loss costs to continue to increase for the remainder of 2007 as a change in trend from the favorable non-catastrophe loss costs experienced over the past couple of years. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 89.5 to 91.5 in 2007. The combined ratio before catastrophes and prior accident year development was 90.3 in the first nine months of 2007 and 87.7 for the 2006 full year.
To summarize, management’s outlook in Business Insurance for the 2007 full year is:
•	Written premium 2.5% to 4.5% lower with middle market written premium 7% to 9% lower and small commercial written premium between 0.5% lower and 1.5% higher
•	A combined ratio before catastrophes and prior accident year development of 89.5 to 91.5

PERSONAL LINES
Premiums

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Written Premiums [1]	2007	2006	Change	2007	2006	Change

Business Unit
AARP	$724	$683	6%	$2,101	$1,950	8%
Agency	294	291	1%	856	824	4%
Other	17	48	(65%)	56	162	(65%)

Total	$1,035	$1,022	1%	$3,013	$2,936	3%

Product Line
Automobile	$732	$737	(1%)	$2,170	$2,162	—
Homeowners	303	285	6%	843	774	9%

Total	$1,035	$1,022	1%	$3,013	$2,936	3%

Earned Premiums [1]

Business Unit
AARP	$680	$624	9%	$1,996	$1,831	9%
Agency	283	271	4%	842	795	6%
Other	21	57	(63%)	66	184	(64%)

Total	$984	$952	3%	$2,904	$2,810	3%

Product Line
Automobile	$712	$708	1%	$2,110	$2,089	1%
Homeowners	272	244	11%	794	721	10%

Total	$984	$952	3%	$2,904	$2,810	3%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006	2007	2006

Policies in-force
Automobile			2,359,246	2,314,116
Homeowners			1,503,681	1,445,973

Total policies in-force end of period			3,862,927	3,760,089

New business premium
Automobile	$108	$129	$340	$352
Homeowners	$36	$46	$112	$122

Premium Renewal Retention
Automobile	88%	87%	88%	87%
Homeowners	94%	95%	97%	95%

Written Pricing Increase (Decrease)
Automobile	—	(1%)	—	(1%)
Homeowners	5%	4%	6%	4%

Earned Pricing Increase (Decrease)
Automobile	—	(1%)	—	(1%)
Homeowners	6%	5%	6%	5%

Earned Premiums
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Earned premiums increased $32 and $94, respectively, for the three and nine months ended September 30, 2007, primarily due to earned premium growth in both AARP and Agency, partially offset by a reduction in Other earned premium.
•	AARP earned premium grew $56 and $165, respectively, for the three and nine months ended September 30, 2007, reflecting growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies.

•	Agency earned premium grew $12 and $47, respectively, for the three and nine months ended September 30, 2007, as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003. Dimensions allows Personal Lines to write a broader class of risks. The plan, which is available through the Company’s network of independent agents, was enhanced beginning in the third quarter of 2006 as “Dimensions with Auto Packages” and the enhanced plan is now offered in 30 states with four distinct package offerings as of September 30, 2007.

•	Other earned premium decreased by $36 and $118, respectively, for the three and nine months ended September 30, 2007, primarily due to the sale of Omni on November 30, 2006 and a strategic decision to reduce other affinity business. Omni accounted for earned premiums of $33 and $108, respectively, for the three and nine months ended September 30, 2006.
The earned premium growth in AARP was due to auto and homeowners new business written premium outpacing non-renewals over the last three months of 2006 and the first nine months of 2007. The earned premium growth in Agency was due to auto new business written premium outpacing non-renewals over the last three months of 2006 and the first six months of 2007 for both auto and homeowners. During the third quarter of 2007, new business written premium decreased in auto and homeowners for both AARP and Agency as a result of increased competition.
Auto earned premium grew slightly, by $4, or 1%, for the three months ended September 30, 2007 and by $21, or 1%, for the nine months ended September 30, 2007, primarily from new business outpacing non-renewals in AARP over the last three months of 2006 and the first nine months of 2007 and new business outpacing non-renewals in Agency over the last three months of 2006 and first six months of 2007. Partially offsetting the increase in AARP and Agency auto earned premium was a decline in other earned premium as a result of the sale of Omni. Before considering the decline in other auto business, auto earned premium grew $40, or 6%, for the three month period and $138, or 7%, for the nine month period. For the three and nine months ended September 30, 2007, homeowners’ earned premium grew $28, or 11%, and $73, or 10%, respectively, primarily due to earned pricing increases and due to new business outpacing non-renewals in AARP business over the last three months of 2006 and first nine months of 2007 and new business outpacing non-renewals in Agency over the first six months of 2007. Consistent with the growth in earned premium, the number of policies in-force has increased in auto and homeowners. The growth in policies in-force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in-force counts are as of a point in time rather than over a period of time.
Omni accounted for $5 and $22, respectively, of new business written premium during the three and nine months ended September 30, 2006. Excluding Omni business, auto new business written premium decreased by $16, or 13%, to $108 for the three months ended September 30, 2007 and increased by $10, or 3%, to $340 for the nine months ended September 30, 2007. The decrease in auto new business premium in the three month period was due to a decrease in AARP and Agency auto new business as a result of increased competition. The increase in auto new business premium for the nine month period was due to an increase in AARP new business, primarily as a result of direct marketing programs in AARP. Homeowners’ new business written premium decreased by $10, or 22%, to $36 for the three months ended September 30, 2007, primarily due to a decrease in Agency new business. Homeowners’ new business premium decreased by $10, or 8%, to $112 for the nine months ended September 30, 2007, primarily due to a decrease in Agency new business, partially offset by an increase in AARP new business.
Premium renewal retention for auto increased from 87% to 88% for both the three and nine months ended September 30, 2007, primarily due to the sale of the Omni non-standard auto business during 2006, which had a lower premium renewal retention than the Company’s standard auto business. Excluding Omni business, premium renewal retention decreased slightly, from 89% to 88%, for the three and nine months ended September 30, 2007, as renewal retention remained relatively flat in both AARP and Agency. Premium renewal retention for homeowners decreased slightly, from 95% to 94%, for the three months ended September 30, 2007, primarily due to a decrease in AARP retention. Premium renewal retention for homeowners increased from 95% to 97% for the nine months ended September 30, 2007, primarily due to an increase in retention for both AARP and Agency business.
The trend in earned pricing during 2007 was primarily a reflection of the written pricing changes in the last three months of 2006 and the first nine months of 2007. Written pricing remained flat in auto primarily due to an extended period of favorable results factoring into the rate setting process. Homeowners’ written pricing continued to increase due largely to increases in insurance to value and an increase in the value of insured properties. Insurance to value is the ratio of the amount of insurance purchased to the value of the insured property.

Underwriting Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Written premiums	$1,035	$1,022	1%	$3,013	$2,936	3%
Change in unearned premium reserve	51	70	(27%)	109	126	(13%)

Earned premiums	984	952	3%	2,904	2,810	3%
Benefits, losses and loss adjustment expenses
Current year	685	655	5%	1,955	1,894	3%
Prior year	7	(7)	NM	15	(30)	NM

Total benefits, losses and loss adjustment expenses	692	648	7%	1,970	1,864	6%
Amortization of deferred policy acquisition costs	155	157	(1%)	461	466	(1%)
Insurance operating costs and expenses	59	58	2%	181	159	14%

Underwriting results	$78	$89	(12%)	$292	$321	(9%)

Loss and loss adjustment expense ratio
Current year	69.5	68.6	(0.9)	67.3	67.3	—
Prior year	0.7	(0.7)	(1.4)	0.5	(1.1)	(1.6)

Total loss and loss adjustment expense ratio	70.1	67.9	(2.2)	67.8	66.3	(1.5)
Expense ratio	21.9	22.8	0.9	22.1	22.3	0.2

Combined ratio	92.0	90.7	(1.3)	89.9	88.6	(1.3)

Catastrophe ratio
Current year	2.6	2.3	(0.3)	2.6	3.2	0.6
Prior year	0.4	(1.1)	(1.5)	0.2	(0.6)	(0.8)

Total catastrophe ratio	3.0	1.2	(1.8)	2.8	2.6	(0.2)

Combined ratio before catastrophes	89.0	89.5	0.5	87.1	85.9	(1.2)
Combined ratio before catastrophes and prior accident year development	88.7	89.0	0.3	86.9	86.4	(0.5)

Other revenues [1]	$33	$33	—	$102	$99	3%

[1]	Represents servicing revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Current accident year loss and loss adjustment expense ratio	2007	2006	Change	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	66.9	66.3	(0.6)	64.7	64.1	(0.6)
Current accident year catastrophe ratio	2.6	2.3	(0.3)	2.6	3.2	0.6

Current accident year loss and loss adjustment expense ratio	69.5	68.6	(0.9)	67.3	67.3	—

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Combined Ratios	2007	2006	Change	2007	2006	Change

Automobile	95.9	96.6	0.7	94.2	94.0	(0.2)
Homeowners	81.9	73.7	(8.2)	78.6	72.9	(5.7)

Total	92.0	90.7	(1.3)	89.9	88.6	(1.3)

Underwriting results and ratios
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
Underwriting results decreased by $11 with a corresponding 1.3 point increase in the combined ratio, to 92.0. The decrease in underwriting results was principally driven by the following factors:

Change to net unfavorable prior accident year reserve development	$(14)
Increase in current accident year underwriting results before catastrophes	7
Increase in current accident year catastrophe losses	(4)

Decrease in underwriting results from 2006 to 2007	$(11)

Change to net unfavorable prior accident year development by $14
There were no significant net prior accident year reserve developments in 2007. Net favorable prior accident year reserve development of $7 in 2006, consisted of a $9 release of net reserves related to prior accident year hurricanes, primarily for hurricanes Katrina and Wilma in 2005.
Increase in current accident year underwriting results before catastrophes of $7
The increase in current accident year underwriting results before catastrophes was primarily due to:

An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	$(7)
Excluding Omni, a $64 increase in earned premium at a combined ratio less than 100.0	7
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	7

Increase in current accident year underwriting results before catastrophes from 2006 to 2007	$7

The combined ratio before catastrophes and prior accident year development decreased by 0.3 points, from 89.0 to 88.7, primarily due to the sale of Omni which had a higher combined ratio before catastrophes and prior accident year development than other business in the Personal Lines segment. Partially offsetting the improvement was the effect of higher loss costs in both AARP and Agency. Excluding Omni, the combined ratio before catastrophes and prior accident year development increased by 0.7 points, from 88.0 to 88.7, resulting in a $7 decrease in current accident year underwriting results before catastrophes. The 0.7 point increase in the ratio excluding Omni was primarily due to a 1.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 66.8, partially offset by a 0.6 point decrease in the expense ratio, to 21.9.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.7 points, primarily due to higher non-catastrophe property loss costs for auto property claims and Agency homeowners claims, partially offset by the effect of earned pricing increases in homeowners and a lower loss and loss adjustment expense ratio for AARP auto liability claims. The increase in non-catastrophe loss costs for both AARP and Agency homeowners’ business was driven by increasing claim severity. The increase in non-catastrophe property loss costs for auto claims was primarily due to increasing claim frequency.
•	Excluding the effect that the Omni business had on the ratio in 2006, the expense ratio decreased by 0.6 points, to 21.9, primarily because of lower salaries and IT costs and the effect of earned premium growth, partially offset by an increase in AARP distribution costs and the effect on the 2006 expense ratio of a reduction of estimated Florida Citizen’s assessments in 2006 and recoupments of Florida Citizens assessments in 2006.
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Underwriting results decreased by $29, with a corresponding 1.3 point increase in the combined ratio, to 89.9. The decrease in underwriting results was principally driven by the following factors:

Change to net unfavorable prior accident year reserve development	$(45)
Decrease in current accident year catastrophe losses	16

Decrease in underwriting results from 2006 to 2007	$(29)

Change to net unfavorable prior accident year development by $45
There were no significant net prior accident year reserve developments in 2007. Net favorable prior accident year reserve development of $30 in 2006 included a $53 reduction in prior accident year reserves for auto liability claims related to accident years 2003 to 2005, partially offset by a $30 increase in reserves for personal auto liability claims due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits.
Decrease in current accident year catastrophes losses of $16
There were higher catastrophe losses in 2006 compared to 2007. Catastrophes losses during 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas. Catastrophe losses in 2007 included tornadoes and thunderstorms in the Midwest, April windstorms in the Southeast and Northeast and windstorms in the South and Southwest.
Current accident year underwriting results before catastrophes remained flat
Current accident year underwriting results before catastrophes remained flat at $382, primarily due to:

Excluding Omni, a $198 increase in earned premium at a combined ratio less than 100.0	$30
Underwriting loss incurred on Omni non-standard business in 2006 not recurring due to the sale of the business in the fourth quarter of 2006	19
An increase in the combined ratio before catastrophes and prior accident year development, excluding the effect of Omni	(49)

Change in current accident year underwriting results before catastrophes from 2006 to 2007	$—

The combined ratio before catastrophes and prior accident year development increased by 0.5 points, from 86.4 to 86.9, as the effect of the sale of Omni, which had a higher combined ratio before catastrophes and prior accident year development than other business in the Personal Lines segment, was partially offset by higher loss costs in AARP and Agency. Excluding Omni, the combined ratio before catastrophes and prior accident year development increased by 1.7 points, from 85.2 to 86.9, resulting in a $49 decrease in current accident year underwriting results before catastrophes. The 1.7 point increase in the ratio excluding Omni was primarily due to a 1.5 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 64.7, and a 0.2 point increase in the expense ratio, to 22.2.
•	Apart from the effect that the Omni business had on the ratio in 2006, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.7 points, primarily due to higher non-catastrophe property loss costs for homeowners’ claims and auto property claims, partially offset by the effect of earned pricing increases in homeowners. The increase in non-catastrophe property loss costs for homeowners was primarily driven by increasing claim severity. The increase in non-catastrophe property loss costs for auto claims was primarily due to increasing claim frequency. The loss and loss adjustment expense ratio for auto liability claims was relatively flat as a decrease in the loss and loss adjustment expense ratio for AARP auto liability claims was largely offset by an increase in the loss and loss adjustment expense ratio for Agency auto liability claims.
•	Excluding the effect that the Omni business had on the ratio in 2006, the expense ratio increased by 0.2 points. This increase was largely due to the fact that the expense ratio in 2006 included the effect of a $19 reduction of estimated Citizen’s assessments related to 2005 Florida hurricanes. Apart from the effect of Citizens assessments in 2006, the expense ratio decreased by 0.5 points, to 22.2, primarily due to lower salaries and IT costs and the effect of earned premium growth, partially offset by an increase in AARP distribution costs and other insurance operating costs.

Outlook
With written premium growth of 3% in the first nine months of 2007, management expects the Personal Lines segment to deliver 2% to 4% written premium growth in 2007. New business written premium began to decrease in the third quarter of 2007 as conditions continued to become more competitive for both AARP and Agency business. For the 2007 full year, written premium is expected to be flat to 2% higher in auto and 7% to 9% higher in homeowners with growth expected in both AARP and Agency. For AARP business, management expects to achieve its targeted written premium growth primarily through a continued increase in marketing to AARP members, a refinement of its pricing models and, through the introduction of its “Next Gen Auto” product, an expansion of underwriting appetite. In addition to marketing through mail, magazines and other traditional channels, the Company is attracting new customers by continuing to help AARP build its membership, using internet advertisements, placing more direct response television advertisements and cross-selling auto and homeowners policies.
For the Agency business, management expects to increase written premium by increasing the number of appointed agents, successfully engaging new and recently appointed agents and expanding sales with more retail outlets. The Company sold its Omni non-standard auto business on November 30, 2006 and, because Omni accounted for 3% of written premium in the 2006 calendar year, Personal Lines written premium growth for the 2007 calendar year will be moderated by the sale of this business.
Strong underwriting profitability within the past couple of years has intensified the level of competition, particularly in auto, where written pricing for the first nine months of 2007 was flat. For homeowners, written pricing increased 6% in the first nine months of 2007, primarily reflecting an increase in insurance to value. Non-catastrophe loss costs of homeowners and auto physical damage claims increased in the first nine months of 2007, driven largely by higher claim severity for homeowners and higher claim frequency for auto physical damage. Management expects homeowners’ claim severity and auto physical damage claim frequency to continue to increase for the remainder of 2007. During the second and third quarters of 2007, the Company increased its full-year estimate of current accident year loss costs for auto liability claims, due primarily to higher than anticipated frequency on AARP and Agency business. While earned pricing and loss cost trends are expected to be less favorable in 2007 than in 2006, underwriting results in 2007 will benefit from the sale of Omni which generated an underwriting loss of $52 in the 2006 full year. The Company expects a 2007 combined ratio before catastrophes and prior accident year development in the range of 86.5 to 88.5. The combined ratio before catastrophes and prior accident year development was 86.9 in the first nine months of 2007 and 86.4 for the 2006 full year.
To summarize, management’s outlook in Personal Lines for the 2007 full year is:
•	Written premium growth of 2% to 4%, with auto written premium flat to 2% higher and homeowners written premium 7% to 9% higher
•	A combined ratio before catastrophes and prior accident year development of 86.5 to 88.5

SPECIALTY COMMERCIAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Written Premiums [1]

Property	$44	$49	(10%)	$144	$161	(11%)
Casualty	114	130	(12%)	407	458	(11%)
Professional liability, fidelity and surety	173	179	(3%)	510	510	—
Other	20	25	(20%)	62	98	(37%)

Total	$351	$383	(8%)	$1,123	$1,227	(8%)

Earned Premiums [1]

Property	$52	$51	2%	$153	$160	(4%)
Casualty	124	146	(15%)	392	435	(10%)
Professional liability, fidelity and surety	176	171	3%	514	485	6%
Other	19	20	(5%)	63	90	(30%)

Total	$371	$388	(4%)	$1,122	$1,170	(4%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Earned premiums for the Specialty Commercial segment decreased by $17 for the three months ended September 30, 2007, primarily due to a decrease in casualty. For the nine months ended September 30, 2007, earned premiums for Specialty Commercial decreased by $48, primarily due to decreases in casualty and other earned premiums, partially offset by an increase in professional liability, fidelity and surety.
•	Property earned premiums were relatively flat for the three months ended September 30, 2007 as the effect of new business growth, lower treaty reinsurance costs, a decrease in reinstatement premium payable to reinsurers and an increase in earned pricing has been largely offset by the effect of lower premium renewal retention. Property earned premiums decreased by $7 for the nine months ended September 30, 2007, primarily due to lower premium renewal retention, partially offset by the effect of earned pricing increases, new business growth, lower reinsurance costs and a decrease in reinstatement premium payable to reinsurers. Renewal retention has decreased significantly in 2007, primarily due to increased competition on national account business as well as in the standard excess and surplus lines market. After experiencing significant rate increases throughout 2006 and smaller rate increases for the first six months of 2007, written pricing decreased in the third quarter of 2007. New business has increased in 2007, largely because the Company had significantly curtailed new business in 2006 in order to reduce catastrophe loss exposures in certain geographic areas.
•	Casualty earned premiums decreased by $22 and $43, respectively, for the three and nine months ended September 30, 2007, primarily because of a decline in new business written premium, a decrease in earned pricing and lower premium renewal retention. Also contributing to the decrease in earned premiums for the three and nine month periods was an increase in the estimated return premium due to insureds under retrospectively-rated policies.
•	Professional liability, fidelity and surety earned premium grew $5 and $29, respectively, for the three and nine months ended September 30, 2007. The increase in earned premium from professional liability business was primarily due to a decrease in the portion of risks ceded to outside reinsurers and an increase in the mix of lower limit middle market professional liability premium, partially offset by the effect of earned pricing decreases, lower premium renewal retention and a decrease in new business written premium. A lower frequency of class action cases in the past couple of years has put downward pressure on rates during 2006 and 2007. The increase in earned premium from surety business was primarily due to an increase in public construction spending and construction costs, resulting in more bonded work programs for current clients and larger bond limits.
•	The “Other” category of earned premiums includes premiums assumed under intersegment arrangements. Beginning in the third quarter of 2006, the Company reduced the premiums assumed by Specialty Commercial under intersegment arrangements covering certain liability claims. Accordingly, earned premiums are relatively flat for the three months ended September 30, 2007 but decreased by $27 for the nine months ended September 30, 2007.

Underwriting Summary

		Three Months Ended		Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Written premiums	$351	$383	(8%)	$1,123	$1,227	(8%)
Change in unearned premium reserve	(20)	(5)	NM	1	57	(98%)

Earned premiums	371	388	(4%)	1,122	1,170	(4%)
Benefits, losses and loss adjustment expenses
Current year	241	247	(2%)	747	796	(6%)
Prior year	8	(1)	NM	15	33	(55%)

Total benefits, losses and loss adjustment expenses	249	246	1%	762	829	(8%)
Amortization of deferred policy acquisition costs	78	75	4%	236	221	7%
Insurance operating costs and expenses	27	26	4%	69	75	(8%)

Underwriting results	$17	$41	(59%)	$55	$45	22%

Loss and loss adjustment expense ratio
Current year	65.6	64.0	(1.6)	66.6	68.1	1.5
Prior year	2.3	(0.5)	(2.8)	1.4	2.8	1.4

Total loss and loss adjustment expense ratio	67.9	63.5	(4.4)	68.0	70.9	2.9
Expense ratio	27.4	25.4	(2.0)	26.7	25.0	(1.7)
Policyholder dividend ratio	0.3	0.5	0.2	0.4	0.3	(0.1)

Combined ratio	95.6	89.4	(6.2)	95.1	96.2	1.1

Catastrophe ratio
Current year	0.2	0.7	0.5	0.3	0.7	0.4
Prior year	1.3	(0.5)	(1.8)	0.1	(2.8)	(2.9)

Total catastrophe ratio	1.5	0.1	(1.4)	0.4	(2.1)	(2.5)

Combined ratio before catastrophes	94.2	89.2	(5.0)	94.8	98.3	3.5
Combined ratio before catastrophes and prior accident year development	93.1	89.2	(3.9)	93.4	92.6	(0.8)

Other revenues [1]	$93	$85	9%	$267	$256	4%

[1]	Represents servicing revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Current accident year loss and loss adjustment expense ratio	2007	2006	Change	2007	2006	Change

Current accident year loss and loss adjustment expense ratio before catastrophes	65.3	63.4	(1.9)	66.3	67.4	1.1
Current accident year catastrophe ratio	0.2	0.7	0.5	0.3	0.7	0.4

Current accident year loss and loss adjustment expense ratio	65.6	64.0	(1.6)	66.6	68.1	1.5

Underwriting results and ratios
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
Underwriting results decreased by $24, with a corresponding 6.2 point increase in the combined ratio, to 95.6. The decrease in underwriting results was driven by the following factors:

Decrease in current accident year underwriting results before catastrophes	$(17)
A change to net unfavorable prior accident year development	(9)
Decrease in current accident year catastrophe losses	2

Decrease in underwriting results from 2006 to 2007	$(24)

Decrease in current accident year underwriting results before catastrophes of $17
The decrease in current accident year underwriting results before catastrophes is primarily due to a decrease in casualty, partially offset by an increase in professional liability, fidelity and surety. The decrease in current accident year underwriting results before catastrophes for casualty business was primarily driven by a higher loss and loss adjustment expense ratio due to earned pricing decreases and higher expected loss costs. The increase in current accident year underwriting results before catastrophes for professional liability, fidelity and surety business was primarily due to a lower loss and loss adjustment expense ratio on directors and officers insurance and earned premium growth, partially offset by the effect of lower ceding commissions. Current accident year underwriting results before catastrophes for property business were flat as higher non-catastrophe property losses in 2007 and an increase in profit commission income recorded in 2006 were partially offset by the effect of an increase in earned pricing and a reduction of reinstatement premiums payable to reinsurers recorded in 2007. The reduction in reinstatement premiums in 2007 related to the 2005 and 2004 hurricanes.

A change to net unfavorable prior accident year development by $9
Net unfavorable prior accident year reserve development of $8 in 2007 consisted primarily of a $25 strengthening of reserves for general liability claims on large deductible policies within the casualty business, partially offset by a release of loss reserves on surety business. There was no significant prior accident reserve development during 2006.
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Underwriting results increased by $10 with a corresponding 1.1 point decrease in the combined ratio to 95.1. The increase in underwriting results was driven by the following factors:

Decrease in net unfavorable prior accident year development	$18
Decrease in current accident year underwriting results before catastrophes	(14)
Decrease in current accident year catastrophe losses	6

Increase in underwriting results from 2006 to 2007	$10

Decrease in net unfavorable prior accident year reserve development of $18
Net unfavorable prior accident year reserve development of $15 in 2007 consisted primarily of a $40 strengthening of reserves for general liability claims on casualty business, partially offset by a release of loss reserves on surety business. Net unfavorable prior accident year development of $33 in 2006 included a $45 strengthening of prior accident year reserves for construction defects claims on casualty business and a $20 strengthening of prior accident year allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development, partially offset by a $31 reduction in prior accident year loss reserves related to the 2005 hurricanes.
Decrease in current accident year underwriting results before catastrophes of $14
The decrease in current accident year underwriting results before catastrophes was primarily due to a decrease in casualty, partially offset by an increase in professional liability, fidelity and surety. The decrease in current accident year underwriting results before catastrophes for casualty business was driven by a higher loss and loss adjustment expense ratio due to earned pricing decreases and higher expected loss costs. Current accident year underwriting results before catastrophes for property business were relatively flat as the effect of a higher frequency of larger losses on national account business, including one large fire claim, and the effect of lower ceding commission income was largely offset by the effect of increases in earned pricing. The increase in current accident year underwriting results for professional liability, fidelity and surety business was primarily due to a lower loss and loss adjustment expense ratio on directors and officers insurance and earned premium growth, partially offset by the effect of lower ceding commissions.
Decrease in current accident year catastrophes losses of $6
Catastrophes in 2006 were moderately higher than in 2007 and included hail, tornado and wind storms on the East Coast and certain states in the Midwest and Southwest.

Outlook
In 2007, the Company expects written premium for the Specialty Commercial segment to decrease by 7% to 9%. For property business, the Company expects written premium to decrease as the effect of lower renewal retention will be partially offset by moderate new business growth. Also contributing to the expected reduction in property written premium is the effect of an arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, under which a share of excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. The arrangement with Berkshire Hathaway enables the Company to offer its insureds larger policy limits and thereby enhance its competitive position in the marketplace.
Management expects a decrease in casualty written premium in 2007 due largely to a decline in new business growth. Within the specialty casualty business, the Company will focus on increasing its share of business with larger brokers and will continue to improve sales execution at regional offices. Within professional liability, fidelity and surety, management expects a modest decrease in written premium for the 2007 full year, as a decrease in professional liability and fidelity is expected to be largely offset by an increase in surety. The decline in professional liability written premium will be driven by earned pricing decreases, lower premium renewal retention and a decrease in new business written premium, partially offset by a decrease in the portion of risks ceded to outside reinsurers. The increase in surety will likely be driven by the continued increase in public construction spending and construction costs, resulting in more bonded work programs for current clients and larger bond limits. Written premium growth could be lower than planned in any one or all of the Specialty Commercial businesses if written pricing is less favorable than anticipated and management determines that new and renewal business is not adequately priced.
During 2006, direct written pricing decreased in casualty and professional liability and increased in property as well as in fidelity and surety. In 2007, the Company has experienced larger direct written pricing decreases in professional liability and, beginning in the third quarter of 2007, written pricing decreases in property. In the latter half of 2006 and first nine months of 2007, competition intensified for professional liability business, particularly for directors’ and officers’ insurance coverage. A lower frequency of class action cases in the past couple of years has put downward pressure on rates and this trend could reduce the growth rate of the Company’s professional liability business going forward. Direct written pricing for property business has changed from written pricing increases in the first six months of 2007 to a decrease in the third quarter of 2007, primarily due to price competition which has resulted in lower pricing in the national account and standard excess and surplus lines markets. Since the latter part of 2006, the industry has increased its capacity and appetite to write business in catastrophe-prone markets and this has increased competition in those markets. The increase in capacity has been driven by the lack of significant catastrophe losses since 2005.
Given the anticipated trends in pricing and loss costs in Specialty Commercial, management expects a combined ratio before catastrophes and prior accident year development in the range of 93.0 to 95.0 for 2007. The combined ratio before catastrophes and prior accident year development was 93.4 for the first nine months of 2007 and 93.0 for the 2006 full year.
To summarize, management’s outlook in Specialty Commercial for the 2007 full year is:
•	Written premium down 7% to 9%
•	A combined ratio before catastrophes and prior accident year development of 93.0 to 95.0

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
Operating Summary

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Written premiums	$2	$—	—	$3	$2	50%
Change in unearned premium reserve	—	—	—	—	—	—

Earned premiums	2	—	—	3	2	50%
Benefits, losses and loss adjustment expenses
Prior year	39	58	(33%)	173	344	(50%)

Total benefits, losses and loss adjustment expenses	39	58	(33%)	173	344	(50%)
Amortization of deferred policy acquisition costs	—	—	—	—	—	—
Insurance operating costs and expenses	6	4	50%	17	7	143%

Underwriting results	(43)	(62)	31%	(187)	(349)	46%
Net investment income	61	60	2%	184	195	(6%)
Net realized capital gains (losses)	(3)	5	NM	(3)	7	NM
Other expenses	(1)	—	—	(3)	—	—
Income tax (expense) benefit	(2)	3	NM	13	64	(80%)

Net income (loss)	$12	$6	100%	$4	$(83)	NM

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
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
Net income for the three months ended September 30, 2007 increased $6 compared to the prior year period, driven primarily by the following:
•	A $19 increase in underwriting results, primarily due to a $19 decrease in unfavorable prior year loss development. Reserve development in the three months ended September 30, 2007 included $25 of environmental reserve strengthening as a result of the Company’s annual environmental reserve evaluation. For the comparable three month period ended September 30, 2006, reserve development included $43 of environmental reserve strengthening.
Partially offsetting the increase in underwriting results were the following:
•	A change from $5 of net realized capital gains in 2006 to $3 of net realized capital losses in 2007, principally due to impairments of fixed maturity investments and decreases in the value of non-qualifying derivatives which were primarily due to changes in value associated with credit derivatives due to credit spreads widening.
•	A change from an income tax benefit of $3 to an income tax expense of $2, as a result of an increase in income before taxes.
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Net income (loss) for the nine months ended September 30, 2007 changed by $87 compared to the prior year period, driven primarily by the following:
•	A $162 increase in underwriting results, primarily due to a $171 decrease in unfavorable prior year loss development. Reserve development in the nine months ended September 30, 2007 included $99 principally as a result of an adverse arbitration decision and $25 of environmental reserve strengthening. For the comparable nine month period ended September 30, 2006, reserve development included $243 as a result of the agreement with Equitas and the Company’s evaluation of the collectibility of the reinsurance recoverables and adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment and $43 of environmental reserve strengthening.
Partially offsetting the increase in underwriting results were the following:
•	An $11 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net losses and loss adjustment expenses paid. Other Operations net investment income includes income earned on the separate portfolios of Heritage Holdings, and its subsidiaries, and on the Hartford Fire Insurance Company invested asset portfolio, which is allocated between Ongoing Operations and Other Operations. The Company attributes capital and invested assets to each segment using an internally developed risk-based capital attribution methodology.
•	A $51 decrease in income tax benefit reflecting a decrease in the loss before taxes.

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

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and nine months ended September 30, 2007.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended September 30, 2007	Asbestos		Environmental	All Other [1]	Total

Beginning liability — net [2][3]	$2,145		$282	$1,979	$4,406
Losses and loss adjustment expenses incurred	3		25	11	39
Losses and loss adjustment expenses paid	(63)		(17)	(69)	(149)

Ending liability — net [2][3]	$2,085	[5]	$290	$1,921	$4,296

For the Nine Months Ended September 30, 2007	Asbestos		Environmental	All Other [1]	Total

Beginning liability — net [2][3]	$2,242		$316	$1,858	$4,416
Losses and loss adjustment expenses incurred	19		25	129	173
Losses and loss adjustment expenses paid	(176)		(51)	(191)	(418)
Reallocation of reserves for unallocated loss adjustment expenses [4]	—		—	125	125

Ending liability — net [2][3]	$2,085	[5]	$290	$1,921	$4,296

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $9 and $6, respectively, as of September 30, 2007, $9 and $6, respectively, as of June 30, 2007, and $9 and $6, respectively, as of December 31, 2006. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three and nine months ended September 30, 2007 includes $3 and $6, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three and nine months ended September 30, 2007 includes $3 and $6, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,808 and $301, respectively, as of September 30, 2007, $2,867 and $316, respectively, as of June 30, 2007, and $3,242 and $362, respectively, as of December 31, 2006.

[4]	Prior to the second quarter of 2007, the Company evaluated the adequacy of the reserves for unallocated loss adjustment expenses on a company-wide basis. During the second quarter of 2007, the Company refined its analysis of the reserves at the segment level, resulting in the reallocation of reserves among segments, including a reallocation of reserves from Ongoing Operations to Other Operations.

[5]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $235 and $264, respectively, resulting in a one year net survival ratio of 8.9 and a three year net survival ratio of 7.9. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.
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
During the third quarter of 2007, the Company completed its annual ground up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account These changes were case specific and not as a result of any underlying change in the current environment. The net effect of these changes resulted in a $25 increase in net environmental reserves. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
In reporting environmental results, the Company divides its gross exposure into Direct, which is subdivided further as: Accounts with future exposure greater than $2.5, Accounts with future exposure less than $2.5, and Other direct; Assumed Reinsurance; and London Market. The unallocated amounts in the Other direct category include an estimate of the necessary reserves for environmental claims related to direct insureds who have not previously tendered environmental claims to the Company.
An account may move between categories from one evaluation to the next. For example, an account with future expected exposure of greater than $2.5 in one evaluation may be reevaluated due to changing conditions and re-categorized as less than $2.5 in a subsequent evaluation or vice versa.

The following table displays gross environmental reserves and other statistics by category as of September 30, 2007:

	Number of	Total
	Accounts [1]	Reserves

Accounts with future exposure > $2.5	8	$38
Accounts with future exposure < $2.5	520	100
Other direct [2]	—	29

Total Direct	528	167
Assumed Reinsurance		87
London Market		47

Total as of September 30, 2007 [3] [4]		$301

[1]	Number of accounts established as of June 2007.

[2]	Includes unallocated IBNR.

[3]	The one year gross paid amount for total environmental claims is $133, resulting in a one year gross survival ratio of 2.3.

[4]	The three year average annual gross paid amount for total environmental claims is $114, resulting in a three year gross survival ratio of 2.6.
For paid and incurred losses and loss adjustment expenses reporting, the Company classifies its asbestos and environmental reserves into three categories: Direct, Assumed — Domestic and London Market. Direct insurance includes primary and excess coverage. Assumed reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of the Company’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.
Of the three categories of claims (Direct, Assumed — Domestic and London Market), direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.
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

The following table sets forth, for the three and nine months ended September 30, 2007, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended September 30, 2007	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE

Gross
Direct	$60	$2	$51	$43
Assumed — Domestic	12	—	5	—
London Market	(10)	—	3	—

Total	62	2	59	43
Ceded	1	1	(42)	(18)

Net	$63	$3	$17	$25

Nine Months Ended September 30, 2007

Gross
Direct	$173	$(291)	$84	$43
Assumed — Domestic	102	72	13	—
London Market	16	76	7	—

Total	291	(143)	104	43
Ceded	(115)	162	(53)	(18)

Net	$176	$19	$51	$25

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2007 includes $5 and $7, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2007 includes $3 and $7, respectively, related to asbestos and environmental claims.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2007 of $2.39 billion ($2.09 billion and $296 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $2.04 billion to $2.70 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2006 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves or to the amounts recoverable from its reinsurers.
During the second quarter of 2007, the Company also completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluation resulted in no addition to the allowance for uncollectible reinsurance. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. As of September 30, 2007, the allowance for uncollectible reinsurance for Other Operations totals $290. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables at least annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
The Company currently expects to perform a review of its assumed reinsurance in the fourth quarter of 2007. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates — Property & Casualty Reserves, Net of Reinsurance and Other Operations (Including Asbestos and Environmental Claims) sections of the MD&A included in the Company’s 2006 Form 10-K Annual Report.

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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. For the three and nine months ended September 30, net investment income and net realized capital gains and losses accounted for approximately 4% and 20%, respectively, of the Company’s consolidated revenues for 2007, and 32% and 20%, respectively, for 2006. For the three and nine months ended September 30, net investment income, excluding net investment income from trading securities, and net realized capital gains and losses accounted for approximately 14% and 17%, respectively, of the Company’s consolidated revenues for 2007 and 19% and 17%, respectively, for 2006.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 63% and 68% of the fair value of its invested assets as of September 30, 2007 and December 31, 2006, respectively. Other events beyond the Company’s control, including changes in credit spreads, could also adversely impact the fair value of these investments. Additionally, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies Life’s invested assets by type as of September 30, 2007 and December 31, 2006.

Composition of Invested Assets
	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$53,917	55.0%	$53,173	59.4%
Equity securities, available-for-sale, at fair value	1,307	1.3%	811	0.9%
Equity securities held for trading, at fair value	34,901	35.5%	29,393	32.9%
Policy loans, at outstanding balance	2,050	2.1%	2,051	2.3%
Mortgage loans, at amortized cost [1]	4,551	4.6%	2,909	3.3%
Limited partnerships [2]	1,122	1.1%	794	0.9%
Other investments	361	0.4%	283	0.3%

Total investments	$98,209	100.0%	$89,414	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Consist of hedge funds, private equity funds, commercial mortgage and real estate funds, and mezzanine debt funds of $482, $317, $253, and $70, respectively, as of September 30, 2007, and $427, $211, $46 and $110, respectively, as of December 31, 2006.
Total investments increased $8.8 billion since December 31, 2006 primarily as a result of positive operating cash flows, equity securities held for trading, and securities lending activities, partially offset by increased unrealized losses associated with fixed maturities primarily due to the increase in credit spreads. The fair value of fixed maturities declined as a percentage of total investments, excluding equity securities held for trading, due to the increase in unrealized losses and the decision to allocate a greater percentage of Life’s portfolio to mortgage loans and limited partnerships. The increased allocation to partnerships and mortgages was made primarily due to the attractive risk/return profiles and diversification opportunities of these asset classes. Equity securities, held for trading, increased

$5.5 billion since December 31, 2006, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product offset by foreign currency losses due to the depreciation of the Japanese yen in comparison to other foreign currencies.
Investment Results
The following table summarizes Life’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2007	2006	2007	2006

Net investment income — excluding equity securities, held for trading and policy loans	$851	$765	$2,517	$2,253
Equity securities, held for trading [1]	(698)	1,185	746	669
Policy loan income	32	37	102	106

Total net investment income	$185	$1,987	$3,365	$3,028
Yield on average invested assets [2]	6.0%	5.8%	6.0%	5.7%

Gross gains on sale	$25	$61	$133	$150
Gross losses on sale	(45)	(66)	(137)	(207)
Impairments
Credit related	(31)	(3)	(43)	(3)
Other [3]	(44)	(14)	(66)	(66)

Total impairments	(75)	(17)	(109)	(69)
Japanese fixed annuity contract hedges, net [4]	15	38	3	(20)
Periodic net coupon settlements on credit derivatives/Japan	(9)	(12)	(34)	(34)
GMWB derivatives, net	(139)	9	(250)	(26)
Other, net [5]	(60)	(2)	(92)	(59)

Net realized capital gains (losses), before-tax	$(288)	$11	$(486)	$(265)

[1]	Includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	Yields calculated using net investment income (excluding income related to equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[5]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Net investment income, excluding policy loans and equity securities held for trading, increased $86, or 11%, and $264, or 12%, for the three and nine months ended September 30, 2007, respectively, compared to the prior year periods. The increase in net investment income for the three and nine months ended September 30, 2007 was primarily due to a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested assets base, excluding securities lending, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales. The income from mortgage loans and limited partnerships also contributed to the increase in income for the three and nine months ended September 30, 2007 compared to the respective prior year periods. While the limited partnership yield continues to exceed the overall portfolio yield, it decreased for the current quarter compared to the first two quarters of 2007 primarily due to the market performance of Life’s hedge fund investments.
Net investment losses and income on equity securities, held for trading, for the three and nine months ended September 30, 2007, respectively, were primarily attributed to a change in the value of the underlying investment funds supporting the Japanese variable annuity product due to market performance.
Net realized capital losses were higher for the three and nine months ended September 30, 2007 compared to the respective prior year periods. The change in net gains and losses for the three and nine months ended September 30, 2007 was primarily the result of net losses on GMWB derivatives, other net losses and impairments. The circumstances giving rise to the changes in these components are as follows:
•	The net losses on GMWB rider embedded derivatives were primarily due to liability model assumption updates and modeling refinements made during both the second and third quarters, including those for dynamic lapse behavior and correlations of market returns across underlying indices as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility.

•	Other, net losses in both 2007 and 2006 primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in 2007 compared to the respective prior year periods was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. For further discussion, see the “Capital Market Risk Management” section of the MD&A.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
Gross gains on sales for the three months ended September 30, 2007 were primarily within fixed maturities and were largely comprised of U.S. government/government agency securities as a result of decreased interest rates from the date of purchase. Sales were made to take advantage of market dislocation which offered opportunities to buy higher yielding securities. Additional gains on sales for the nine months ended September 30, 2007 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to securities with more favorable risk-return profiles during the first half of the year. The gains on sales were primarily the result of changes in credit spreads and interest rates from the date of purchase.
Gross losses on sales for the three and nine months ended September 30, 2007 were predominantly within fixed maturities and were primarily U.S. government/government agency and corporate securities. For the three and nine months ended September 30, 2007 no single security was sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3% and 2%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three and nine months ended September 30, 2006 were primarily within fixed maturities and were concentrated in corporate and U.S. and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continued to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and nine months ended September 30, 2006 were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $4 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
The following table identifies Property & Casualty’s invested assets by type as of September 30, 2007, and December 31, 2006.

Composition of Invested Assets
	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$27,417	90.2%	$27,178	92.8%
Equity securities, available-for-sale, at fair value	1,071	3.5%	873	3.0%
Mortgage loans, at amortized cost [1]	685	2.3%	409	1.4%
Limited partnerships [2]	791	2.6%	450	1.5%
Other investments [3]	426	1.4%	390	1.3%

Total investments	$30,390	100.0%	$29,300	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Consist of hedge funds, private equity funds, commercial mortgage and real estate funds, and mezzanine debt funds of $318, $162, $263, and $48, respectively, as of September 30, 2007, and $170, $109, $80 and $91, respectively, as of December 31, 2006.

[3]	Other investments include $380 and $352, respectively, of hedge funds based investments as of September 30, 2007 and December 31, 2006, which are not limited partnerships.
Total investments increased $1.1 billion since December 31, 2006 primarily as a result of positive operating cash flows and securities lending activities, partially offset by increased unrealized losses associated with fixed maturities primarily due to widening credit spreads. The fair value of fixed maturities declined as a percentage of total investments due to the increase in unrealized losses and the decision to allocate a greater percentage of Property & Casualty’s portfolio to mortgage loans and limited partnerships. The increased allocation to partnerships and mortgages was made primarily due to the attractive risk/return profiles and diversification opportunities of these asset classes.

Investment Results
The table below summarizes Property & Casualty’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net investment income, before-tax	$407	$359	$1,266	$1,081
Net investment income, after-tax [1]	$296	$265	$933	$805
Yield on average invested assets, before-tax [2]	5.6%	5.3%	5.9%	5.4%
Yield on average invested assets, after-tax [1] [2]	4.1%	3.9%	4.4%	4.0%

Gross gains on sale	$31	$42	$121	$133
Gross losses on sale	(36)	(41)	(98)	(130)
Impairments
Credit related	(11)	—	(21)	—
Other [3]	(24)	(4)	(35)	(41)

Total impairments	(35)	(4)	(56)	(41)
Periodic net coupon settlements on credit derivatives	5	1	11	2
Other, net [4]	(40)	18	(54)	28

Net realized capital gains (losses), before-tax	$(75)	$16	$(76)	$(8)

[1]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

[2]	Yields calculated using net investment income divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding the collateral received associated with the securities lending program.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments and other investment gains.
Three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006
Before-tax net investment income increased $48, or 13%, and $185, or 17%, and after-tax net investment income increased $31, or 12%, and $128, or 16%, for the three and nine months ended September 30, 2007, respectively, compared to the prior year periods. The increase in net investment income for the three and nine months ended September 30, 2007 was primarily due to a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested asset base, excluding securities lending, as compared to the prior year period, was primarily due to positive operating cash flows. The income from mortgage loans and limited partnerships also contributed to the increase in income for the three and nine months ended September 30, 2007 compared to the respective prior year periods. While the limited partnership yield continues to exceed the overall portfolio yield, it decreased for the current quarter compared to the first two quarters of 2007 primarily due to the market performance of Property & Casualty’s hedge fund investments.
Net realized capital losses for the three and nine months ended September 30, 2007 were primarily due to Other, net losses and other-than-temporary impairments. Other, net losses in 2007 primarily resulted from the change in value of non-qualifying derivatives which was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. For further discussion, see the “Capital Market Risk Management” section of the MD&A. For further discussion of other-than-temporary impairments, see below.
Gross gains on sales for the three months ended September 30, 2007 were primarily within fixed maturities and were largely comprised of tax-exempt municipal securities as a result of decreased interest rates from the date of purchase. Sales were made to take advantage of market dislocation which offered opportunities to buy higher yielding securities. Additional gains on sales for the nine months ended September 30, 2007 were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to securities with more favorable risk-return profiles during the first half of the year. The gains on sales were primarily the result of changes in credit spreads and interest rates from the date of purchase.
Gross losses on sales for the three and nine months ended September 30, 2007 were predominantly within fixed maturities and were primarily corporate, tax-exempt municipal, and CMBS securities. For the three and nine months ended September 30, 2007 no single security was sold at a loss in excess of $3 and $4, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three and nine months ended September 30, 2006 were primarily within fixed maturities and were concentrated in the corporate, municipal and foreign government sectors. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continued to reposition the portfolio to higher quality fixed maturity investments and increased investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and nine months ended September 30, 2006 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors with no single security sold at a loss in excess of $2 and $4, respectively, and an average loss, as a percentage of the fixed maturity’s amortized cost, of less than 4% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of September 30, 2007 and December 31, 2006, Corporate held $484 and $404, respectively, of fixed maturity investments. In addition, Corporate held $71 and $55 of equity securities as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, a put option agreement with a fair value of $38 was included in Other invested assets. For further discussion of this position, see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2006 Form 10-K Annual Report.
Variable Interest Entities (“VIE”)
During the nine months ended September 30, 2007, the Company invested $120 in two newly established collateralized debt obligations (“CDOs”) where the Company is not the primary beneficiary and is therefore not required to consolidate these variable interest entities. HIMCO serves as collateral manager to the CDOs, which coupled with the Company’s investment, constitutes a significant involvement in the VIEs. The Company’s maximum exposure to loss is limited to its direct investment in those structures. Creditors have recourse only to the assets of the CDOs and not to the general credit of the Company. The Company’s maximum exposure to loss from consolidated and non-consolidated CDO VIEs managed by HIMCO was $409 as of September 30, 2007. For further discussion related to CDOs, see the Investment Credit Risk section below.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asset-backed securities (“ABS”)
Aircraft lease receivables	$5	$3	$17	$3
Sub-prime residential mortgages	54	—	54	—
CMBS/Collateralized mortgage obligations (“CMOs”)	—	—	—	2
Corporate	33	18	65	100
Foreign government/Government agency	13	—	13	—
Equity	5	—	16	5

Total other-than-temporary impairments	$110	$21	$165	$110

Credit related	$42	$3	$64	$3
Other	68	18	101	107

Total other-than-temporary impairments	$110	$21	$165	$110

The following discussion provides an analysis of significant other-than-temporary impairments recognized during the three and nine months ended September 30, 2007 and 2006 as well as the related circumstances giving rise to the other-than-temporary impairments.
For the three and nine months ended September 30, 2007, the other-than-temporary impairments reported in Other were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and nine months ended September 30, 2007, these securities had an average market value as a percentage of amortized cost of 84% and 86%, respectively.
The credit related other-than-temporary impairments primarily consisted of ABS securities backed by sub-prime residential mortgage loans. These impairments were included in credit related because of the extensive credit spread widening and were recognized due to the Company’s uncertainty of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost. However, the Company expects to recover principal and interest substantially greater than what the market price indicates.
For the three and nine months ended September 30, 2006, other-than-temporary impairments were primarily recorded on securities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-

temporary impairments, for the three and nine months ended September 30, 2006, these securities had an average market value as a percentage of amortized cost of 85%. The credit related other-than-temporary impairment consisted of one ABS backed by an aircraft lease receivable security due to a significant and continued decline in market price.
Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates and credit spreads.

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

The following table identifies fixed maturity securities by type on a consolidated basis as of September 30, 2007, and December 31, 2006.

Consolidated Fixed Maturities by Type
	September 30, 2007					December 31, 2006
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS
Auto	$633	$1	$(7)	$627	0.8%	$740	$1	$(4)	$737	0.9%
CDOs [1]	2,647	1	(70)	2,578	3.2%	1,194	6	(4)	1,196	1.5%
Credit cards	1,067	4	(10)	1,061	1.3%	1,205	8	(3)	1,210	1.5%
Residential mortgage backed (“RMBS”) [2]	3,189	5	(200)	2,994	3.6%	2,805	12	(9)	2,808	3.5%
Student loan	752	1	(23)	730	0.9%	805	5	—	810	1.0%
Other	1,412	14	(68)	1,358	1.6%	1,175	22	(33)	1,164	1.4%
CMBS
Agency backed	458	3	—	461	0.6%	756	12	(1)	767	0.9%
Non-agency backed	17,914	198	(494)	17,618	21.5%	15,823	220	(144)	15,899	19.7%
CMOs
Agency-backed	1,246	20	(7)	1,259	1.6%	1,184	17	(8)	1,193	1.5%
Non-agency backed [3]	517	4	(2)	519	0.6%	116	—	(1)	115	0.1%
Corporate
Basic industry	2,540	57	(45)	2,552	3.1%	2,801	83	(32)	2,852	3.6%
Capital goods	2,236	90	(29)	2,297	2.8%	2,568	111	(20)	2,659	3.3%
Consumer cyclical	2,950	77	(64)	2,963	3.6%	3,279	94	(34)	3,339	4.1%
Consumer non-cyclical	2,895	69	(55)	2,909	3.6%	3,465	84	(47)	3,502	4.4%
Energy	1,583	56	(21)	1,618	2.0%	1,779	73	(21)	1,831	2.3%
Financial services	11,776	232	(356)	11,652	14.2%	10,276	307	(78)	10,505	13.1%
Technology and communications	3,785	166	(50)	3,901	4.8%	4,136	191	(44)	4,283	5.3%
Transportation	510	16	(12)	514	0.6%	730	17	(10)	737	0.9%
Utilities	4,433	165	(111)	4,487	5.5%	4,588	195	(66)	4,717	5.8%
Other	1,281	17	(38)	1,260	1.5%	1,447	38	(19)	1,466	1.8%
Government/Government agencies
Foreign	979	67	(7)	1,039	1.3%	1,213	87	(6)	1,294	1.6%
United States	936	15	(1)	950	1.2%	848	5	(7)	846	1.0%
MBS — agency	2,811	12	(47)	2,776	3.4%	2,742	5	(45)	2,702	3.3%
Municipal
Tax-exempt	11,219	362	(53)	11,528	14.1%	10,555	511	(4)	11,062	13.7%
Taxable	1,319	20	(37)	1,302	1.6%	1,342	25	(23)	1,344	1.7%
Redeemable preferred stock	7	—	—	7	—	36	—	—	36	—
Short-term	858	—	—	858	1.0%	1,681	—	—	1,681	2.1%

Total fixed maturities	$81,953	$1,672	$(1,807)	$81,818	100.0%	$79,289	$2,129	$(663)	$80,755	100.0%

[1]	Includes securities with an amortized cost and fair value of $30 as of September 30, 2007 and $59 and $61, respectively, as of December 31, 2006, that contain a below-prime loan component. Typically the CDOs are also backed by assets other than below-prime loans.

[2]	Includes securities with an amortized cost and fair value of $25 and $24, respectively, as of September 30, 2007 and $21 as of December 31, 2006, which were backed by pools of loans issued to prime borrowers.

[3]	Includes securities with an amortized cost and fair value of $280 and $279, respectively, as of September 30, 2007 and $72 as of December 31, 2006, which were backed by pools of loans issued to Alt-A borrowers.
The Company’s fixed maturity net unrealized gain/loss position decreased $1.6 billion from a net unrealized gain position as of December 31, 2006 to a net unrealized loss position as of September 30, 2007. The decrease was primarily due to credit spread widening, partially offset by a decrease in interest rates and other-than-temporary impairments taken during the year. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
As of September 30, 2007, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2006 except investments in CDOs. The increase in CDOs was primarily related to the investment of the cash collateral received from securities lending programs into AAA rated CDOs.

As of September 30, 2007 and December 31, 2006, 98% of the ABS portfolio was rated investment grade. Senior secured bank loans and commercial mortgage loans represent approximately 98% of the underlying CDO portfolios, with approximately 96% of the CDO portfolio rated AAA as of September 30, 2007.
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Fixed Maturities by Type table above. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but do not conform to government-sponsored enterprise standards. The Company is not an originator of below-prime mortgages. The slowing U.S. housing market, greater use of affordability mortgage products, and relaxed underwriting standards for some originators of below-prime loans has recently led to higher delinquency and loss rates, especially within the 2006 vintage year. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2006 to September 30, 2007. The Company expects delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the near term. The Company has performed cash flow analysis on its sub-prime holdings stressing multiple variables, including prepayment speeds, default rates, and loss severity. Based on this analysis and the Company’s expectation of future loan performance, other than certain credit related impairments recorded in the current quarter, future payments are expected to be received in accordance with the contractual terms of the securities. For a discussion on credit related impairments, see Other-Than-Temporary Impairments section included in the Investment Results section of the MD&A.
The following table presents the Company’s exposure to ABS supported by sub-prime mortgage loans by credit quality, including direct investments in CDOs that contain a sub-prime loan component.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

September 30, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$99	$98	$236	$225	$122	$115	$18	$15	$1	$1	$476	$454
2004	139	137	366	341	3	3	4	3	—	—	512	484
2005	127	124	836	783	—	—	—	—	27	21	990	928
2006	485	477	60	52	—	—	3	3	10	7	558	539
2007	328	320	75	65	139	103	37	34	11	9	590	531

Total	$1,178	$1,156	$1,573	$1,466	$264	$221	$62	$55	$49	$38	$3,126	$2,936

Credit protection [5]	31.7%		45.8%		16.5%		7.6%		5.8%		37.8%

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$130	$131	$300	$302	$211	$211	$15	$15	$5	$8	$661	$667
2004	279	279	411	412	3	3	11	11	—	—	704	705
2005	171	171	807	810	—	—	—	—	55	49	1,033	1,030
2006	361	361	45	46	4	4	3	3	5	5	418	419

Total	$941	$942	$1,563	$1,570	$218	$218	$29	$29	$65	$62	$2,816	$2,821

Credit protection [5]	42.3%		38.2%		26.2%		14.3%		3.1%		37.3%

[1]	Securities backed by Alt-A residential mortgages, including CMOs, have an amortized cost, and fair value of $348 and $343, respectively, as of September 30, 2007 and $99 as of December 31, 2006. These amounts are not included in the table.

[2]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $275 and $268, respectively, as of September 30, 2007 and $160 and $161, respectively, as of December 31, 2006.

[3]	As of September 30, 2007, the weighted average life of the sub-prime residential mortgage portfolio was 3.2 years.

[4]	Approximately 90% of the portfolio is backed by adjustable rate mortgages.

[5]	Represents the current weighted average percentage, excluding wrapped securities, of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.

The following table identifies fixed maturities by credit quality on a consolidated basis as of September 30, 2007 and December 31, 2006. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities. The Company held no issuer of a below investment grade (“BIG”) security (BB & below) with a fair value in excess of 6% and 4% of the total fair value for BIG securities as of September 30, 2007 and December 31, 2006, respectively.

Consolidated Fixed Maturities by Credit Quality
	September 30, 2007			December 31, 2006
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$28,768	$28,781	35.2%	$23,216	$23,629	29.2%
AA	11,437	11,266	13.8%	10,107	10,298	12.8%
A	16,382	16,498	20.2%	17,696	18,251	22.6%
BBB	15,552	15,501	18.9%	17,402	17,655	21.9%
United States Government/Government agencies	5,387	5,383	6.6%	5,529	5,507	6.8%
BB & below	3,569	3,531	4.3%	3,658	3,734	4.6%
Short-term	858	858	1.0%	1,681	1,681	2.1%

Total fixed maturities	$81,953	$81,818	100.0%	$79,289	$80,755	100.0%

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of September 30, 2007 and December 31, 2006, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	September 30, 2007			December 31, 2006
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$17,696	$17,097	$(599)	$12,601	$12,500	$(101)
Greater than three months to six months	14,656	14,090	(566)	1,261	1,242	(19)
Greater than six months to nine months	3,557	3,395	(162)	1,239	1,210	(29)
Greater than nine months to twelve months	383	368	(15)	1,992	1,959	(33)
Greater than twelve months	12,881	12,335	(546)	15,402	14,911	(491)

Total	$49,173	$47,285	$(1,888)	$32,495	$31,822	$(673)

The increase in the unrealized loss amount since December 31, 2006 is primarily the result of credit spread widening, offset in part by a decrease in interest rates and other-than-temporary impairments.
As a percentage of amortized cost, the average security unrealized loss as of September 30, 2007, and December 31, 2006, was less than 4% and 3%, respectively. As of September 30, 2007, and December 31, 2006, fixed maturities represented $1,807 and $663, respectively, or 96% and 99%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale.

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 2% and 5% of the total unrealized loss amount as of September 30, 2007 and December 31, 2006, respectively.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	September 30, 2007				December 31, 2006
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$81	$62	$(19)	2.6%	$107	$79	$(28)	5.1%
CDOs	93	89	(4)	0.5%	133	129	(4)	0.7%
RMBS	278	265	(13)	1.8%	224	216	(8)	1.4%
Other ABS	643	620	(23)	3.2%	703	692	(11)	2.0%
CMBS	5,511	5,291	(220)	30.4%	4,694	4,575	(119)	21.5%
Corporate
Basic industry	615	595	(20)	2.8%	859	834	(25)	4.5%
Consumer cyclical	456	429	(27)	3.7%	752	724	(28)	5.1%
Consumer non-cyclical	827	796	(31)	4.3%	1,106	1,068	(38)	6.9%
Financial services	2,217	2,092	(125)	17.4%	2,749	2,689	(60)	10.8%
Technology and communications	607	582	(25)	3.5%	912	877	(35)	6.3%
Transportation	166	157	(9)	1.2%	225	216	(9)	1.6%
Utilities	1,359	1,292	(67)	9.4%	1,384	1,331	(53)	9.6%
Other	1,245	1,193	(52)	7.2%	1,454	1,404	(50)	9.1%
MBS	1,407	1,364	(43)	5.9%	1,793	1,748	(45)	8.1%
Municipals	717	685	(32)	4.4%	490	473	(17)	3.1%
Other securities	599	586	(13)	1.7%	1,048	1,025	(23)	4.2%

Total	$16,821	$16,098	$(723)	100.0%	$18,633	$18,080	$(553)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2006 primarily resulted from credit spread widening, offset in part by the decreases in interest rates and other-than-temporary impairments. The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of September 30, 2007, the Company held approximately 650 different securities that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2007. The increase in unrealized loss was primarily the result of credit spreads widening due to concerns extending from the sub-prime residential mortgage market dislocation and liquidity disruption. Specific concerns include increased cost of financing, fewer willing investors, and weaker underwriting. However, commercial real estate fundamentals still appear strong with delinquencies, term defaults and losses holding to relatively low levels. Future changes in fair value of these securities are primarily dependent on sector fundamentals, credit spread movements, and changes in interest rates.
Financial services — As of September 30, 2007, the Company held approximately 180 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2007. The increase in unrealized losses was primarily due to the recent credit spread widening stemming from concerns over risks in the sub-prime mortgage and leveraged finance markets and the associated impact of issuer credit losses, earnings volatility, and access to liquidity for companies involved in those markets as well as the financial sector as a whole. Future changes in fair value of these securities are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of September 30, 2007 and December 31, 2006. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities to recovery as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of September 30, 2007 and December 31, 2006, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For further discussion, see “Evaluation of Other-Than-Temporary

Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2006 Form 10-K Annual Report.

CAPITAL MARKETS RISK MANAGEMENT
The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements which are monitored internally and reviewed by senior management. During the three months ended September 30, 2007, there was deterioration in the U.S. housing sector, illiquidity in global commercial paper markets, and weakness in the broad bank and finance industries. This contributed to substantial spread widening in credit derivatives and structured credit products during the quarter. The Hartford does not expect to experience any significant economic loss as a result of the recent movement in credit markets primarily due to its diversified portfolio and security selection process.
Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, market indices or foreign currency exchange rates. The Hartford is also exposed to the credit risk of obligor and counterparty repayment. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. For further discussion of market risk see the “Capital Markets Risk Management” section of the MD&A in The Hartford’s 2006 Form 10-K Annual Report.
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
Credit Risk
The Hartford is exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentrations limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by senior management and by the Company’s Board of Directors.
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A1/A or better.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit exposure from or reduces credit exposure to a single entity, referenced index, or asset pool, in exchange for periodic payments. As of September 30, 2007, the average S&P rating of the Company’s assumed credit derivative exposure was A+.
The Hartford is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spreads widening will reduce the net unrealized gain position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities.

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
The Company sells variable annuity contracts that offer one or more living benefits, the value of which, to the policyholder, generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. At times, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2006, the Company introduced a new U.S. living income benefit, which guarantees a steady income stream for the life of the policyholder. During the first quarter of 2007, the Company launched a new rider that may be attached to its Japan variable annuity business (“3 Win”) which provides three different potential outcomes for the contract holder. The first outcome allows the contract holder to lock-in gains on their account value upon reaching a specified appreciation target. Upon reaching the target, contract holder funds are transferred out of the underlying funds and into the Company’s general account from which the contract holder can access their account value without penalty. The second outcome provides a “safety-net” that provides the contract holder a guaranteed minimum income benefit (“GMIB”) of the contract holder’s original deposit over 15 years, if the contract holder’s account value drops by more than 20% from the original deposit. The third outcome provides the contract holder a guaranteed minimum accumulation benefit (“GMAB”) of the contract holder’s original deposit in a lump sum if the first two outcomes are not met after a ten-year waiting period. This is the Company’s first GMAB issuance. GMABs are accounted for differently from GMIBs, as described below. There is also a return of premium death benefit attached to this rider. In addition, the Company expects to make further changes in its living benefit offerings from time to time. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
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
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $512, as of September 30, 2007. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.
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
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits as of September 30, 2007 is $4.4 billion. Due to the fact that 85% of this amount is reinsured, the Company’s net exposure is $670. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $38 as of September 30, 2007. Declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. With the exception of the GMIB in 3 Win as described above, the guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder. The value of the GMAB associated with Japan’s new product offering in the first quarter of 2007, recorded as an embedded derivative under SFAS 133, was an asset of $1 at September 30, 2007.
In April 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with an in-force block of variable annuity products offered in Japan with an account value of $2.5 billion as of September 30, 2007.
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of September 30, 2007 is $207. Due to the fact that 37% of this amount is reinsured, the Company’s net exposure is $130. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.
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
The Company is continually exploring new ways and new markets to manage or spread the capital markets and policyholder behavior risks associated with its living benefits. During the nine months ended September 30, 2007, the Company opportunistically entered into two customized swap contracts to hedge certain capital market risk components for the remaining term of certain blocks of non-reinsured GMWB riders. As of September 30, 2007, these swaps had a notional value of $13.4 billion and a market value of $8.2. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in Other Assets in the Condensed Consolidated Financial Statements. The deferred loss of $51 will be recognized in retained earnings upon adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) or in net income if the non-observable inputs in the derivatives price become observable prior to the adoption of SFAS 157. In addition, any change in value of the swaps due to the initial adoption of SFAS 157, will also be recorded in retained earnings. Future changes in fair value would be recorded in net income.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a gain/(loss) of $(139) (primarily reflecting modeling refinements made by the Company) and $9 before deferred policy acquisition costs and tax effects for the three months ended September 30, 2007 and 2006, respectively, and a gain/(loss) of $(250) (primarily reflecting newly reliable market inputs for volatility as well as modeling refinements made by the Company) and $(26) for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $70.1 billion and $56, respectively. As of December 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $53.3 billion and $377, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of September 30, 2007 and December 31, 2006, the notional value related to this strategy was $2.4 billion and $2.2 billion, respectively, while the fair value related to this strategy was $17 and $29, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with GAAP, causing volatility in GAAP net income.
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
Derivative Instrument
The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements, designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, credit spreads including issuer defaults, price or foreign currency rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
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
The Hartford’s Board of Directors has authorized the Company to repurchase up to $2 billion of its securities. For the nine months ended September 30, 2007, The Hartford repurchased $1.2 billion of its common stock (12.6 million shares) under this program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
HFSG and Hartford Life, Inc. (“HLI”) are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG in 2007 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $620 in dividends to HLI in 2007 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2007. From January 1, 2007 through September 30, 2007, HFSG and HLI received a combined total of $1.6 billion from their insurance subsidiaries. From October 1, 2007 through October 23, 2007, HFSG and HLI received a combined total of $296 from their insurance subsidiaries.
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

			Maximum Available As of		Outstanding As of
	Effective	Expiration	September 30,	December 31,	September 30,	December 31,
Description	Date	Date	2007	2006	2007	2006

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$373	$299
HLI [1]	2/7/97	N/A	—	250	—	—

Total commercial paper			2,000	2,250	373	299
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	2,000	1,600	—	—
Line of Credit
Life Japan Operations [2]	9/18/02	1/4/08	43	42	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$4,043	$3,892	$373	$299

[1]	In January 2007, the commercial paper program of HLI was terminated.

[2]	As of September 30, 2007 and December 31, 2006, the line of credit in yen was ¥5 billion.
In August 2007, The Hartford amended and restated its existing credit facility. The revolving credit facility provides for up to $2.0 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of September 30, 2007, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2006 Form 10-K Annual Report.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 regulations mandate minimum contributions in certain circumstances. For 2007, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial. In May 2007, the Company, at its discretion, made a $120 contribution to the Plan.

Capitalization
The capital structure of The Hartford as of September 30, 2007 and December 31, 2006 consisted of debt and equity, summarized as follows:

	September 30,	December 31,
	2007	2006	Change

Short-term debt (includes current maturities of long-term debt and capital lease obligation)	$822	$599	37%
Long-term debt	3,580	3,504	2%
Capital lease obligation	90	—	—

Total debt [1]	4,492	4,103	9%
Equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	19,616	18,698	5%
AOCI, net of tax	(666)	178	NM

Total stockholders’ equity	$18,950	$18,876	—

Total capitalization including AOCI	$23,442	$22,979	2%

Debt to equity	24%	22%
Debt to capitalization	19%	18%

[1]	Total debt of the Company excludes $723 and $258 of consumer notes as of September 30, 2007 and December 31, 2006, respectively.
The Hartford’s total capitalization as of September 30, 2007 increased $463 as compared with December 31, 2006. This increase was due to a $389 and $74 increase in total debt and total stockholders’ equity, respectively. Total debt increased from issuance of $500 of 5.375% senior notes, a $74 net increase in commercial paper and capital lease obligations, offset by $300 repayment on long-term debt. Total stockholders’ equity increased primarily due to net income of $2.4 billion and issuance of shares under incentive and stock compensation plans of $219 partially offset by treasury stock acquired of $1.2 billion, other comprehensive loss of $844, primarily due to unrealized losses on securities, and stockholder dividends of $474.
Debt
Senior Notes
On March 9, 2007, The Hartford issued $500 of 5.375% senior notes due March 15, 2017. The Hartford used most of the net proceeds from this issuance to repay its $300 of 4.7% notes, due September 1, 2007, at maturity and the balance of the proceeds to pay down a portion of the commercial paper portfolio. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-108067).
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
Capital Lease Obligation
In the second quarter of 2007, the Company recorded a capital lease of $114. The capital lease obligation is included in long-term debt, except for the current maturities, which are included in short-term debt, in the condensed consolidated balance sheet as of September 30, 2007. The minimum lease payments under the capital lease arrangement are approximately $27 in each of 2008, 2009 and 2010 with a firm commitment to purchase the leased asset on January 1, 2010 for $46.
Consumer Notes
As of September 30, 2007 and December 31, 2006, $723 and $258, respectively, of consumer notes had been issued. As of September 30, 2007, these consumer notes have interest rates ranging from 4.7% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 175 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three and nine months ended September 30, 2007, interest credited to holders of consumer notes was $10 and $21, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
Stockholders’ Equity
Treasury stock acquired — For the nine months ended September 30, 2007, The Hartford repurchased $1.2 billion of its common stock (12.6 million shares) under its share repurchase program. For additional information regarding the share repurchase program, see the Liquidity Requirements section above.
Dividends — On October 18, 2007, The Hartford’s Board of Directors declared a quarterly dividend of $0.53 per share payable on January 2, 2008 to shareholders on record as of December 3, 2007.
AOCI – AOCI, net of tax, decreased by $844 as of September 30, 2007 compared with December 31, 2006. The decrease in AOCI includes unrealized losses on securities of $970, primarily due to widening credit spreads associated with fixed maturities, as well as losses on hedging instruments of $20, partially offset by change in foreign currency translation adjustments of $111. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2006 Form 10-K Annual Report.
Cash Flow

	Nine months ended
	September 30,
	2007	2006

Net cash provided by operating activities	$4,567	$3,786
Net cash used for investing activities	$(4,904)	$(4,830)
Net cash provided by financing activities	$675	$1,107
Cash – end of period	$1,952	$1,355

The increase in cash from operating activities compared to prior year period was primarily the result of premium cash flows in excess of claim payments and increased net investment income, partially offset by increases in taxes paid. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities decreased primarily due to treasury stock acquired and increases in dividends paid; partially offset by proceeds from consumer notes and issuance of long-term debt, net of repayments.
Operating cash flows for the three months ended September 30, 2007 and 2006 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of October 23, 2007.

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

The table below sets forth statutory surplus for the Company’s insurance companies.

	September 30,	December 31,
	2007	2006

Life Operations	$4,897	$4,734
Japan Life Operations	1,520	1,380
Property & Casualty Operations	8,401	8,230

Total	$14,818	$14,344

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2007.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Broker Compensation Litigation – Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim. The district court further has declined to exercise supplemental jurisdiction over the state law claims in the property-casualty insurance complaint, has dismissed those state law claims without prejudice, and has closed the property-casualty insurance case. The plaintiffs have appealed the dismissal of the Sherman Act and RICO claims in the property-casualty insurance case. The defendants have filed motions for summary judgment on the ERISA claims in the group-benefits products complaint. Those motions remain pending.
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
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The Company disputes the allegations made against The Hartford and intends to defend this action vigorously.
Fair Credit Reporting Act Class Action – In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid $86.5 to eligible claimants in connection with the settlement. Some additional payments to claimants may be required to fully satisfy the Company’s obligations under the settlement, but management estimates that any such payments will not exceed $3. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained. In 2006, the Company accrued $10, the amount of the self-insured retention, which reflects the amount that management believes to be the Company’s ultimate liability under the settlement net of insurance.

Call-Center Patent Litigation – In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case has been transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. The Company disputes the allegations and intends to defend this action vigorously.
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
Item 1A. RISK FACTORS
We are updating the risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2006 under the heading, “We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows” to read as follows:
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will reduce the net unrealized gain position of our investment portfolio, increase interest expense on our variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads.   A widening of credit spreads will reduce the net unrealized gain position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our Life products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to net income from foreign operations, non–U.S. dollar denominated investments, investments in foreign subsidiaries, the yen denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan variable annuity. These risks relate to the potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Refer to Item 1A in The Hartford’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007 and the 2006 Form 10-K Annual Report for an explanation of the Company’s other risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2007:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs	Programs

				(in millions)
July 1, 2007 – July 31, 2007	495,423[1]	$92.89	494,700	$1,154
August 1, 2007 – August 31, 2007	3,002,365[1]	$88.23	3,002,318	$889
September 1, 2007 – September 30, 2007	710 542[1]	$87.43	706,300	$827

Total	4,208,330	$88.64	4,203,318	N/A

[1]	Includes 723, 47 and 4,242 shares in July, August and September, respectively, acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
The Hartford’s Board of Directors has authorized the Company to repurchase up to $2 billion of its securities. For the nine months ended September 30, 2007, The Hartford repurchased $1.2 billion of its common stock (12.6 million shares) under this program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
Item 6. EXHIBITS
See Exhibits Index on page 110.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.

(Registrant)

Date: October 25, 2007	/s/ Beth A. Bombara

Beth A. Bombara
Senior Vice President and Controller
(Chief accounting officer and duly
authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

10.01	Form of Assurance of Discontinuance entered into by the New York Attorney General’s Office, the Connecticut Attorney General’s Office, the Illinois Attorney General’s Office, and the Company, dated July 23, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 24, 2007).

10.02	Amended and Restated Five Year Competitive Advance and Revolving Credit Facility Agreement dated August 9, 2007, by and among the Company and the Lenders, including Bank of America, N.A., as administrative agent, JP Morgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Wachovia, N.A., as documentation agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 10, 2007).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.