Form 10-K
period 2007-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2008-02-22
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, par value $0.01 per share
6.1% Notes due October 1, 2041
Securities registered pursuant to Section 12(g) of the Act:

5.55% Notes due August 16, 2008	4.75% Notes due March 1, 2014
6.375% Notes due November 1, 2008	7.3% Debentures due November 1, 2015
5.663% Notes due November 16, 2008	5.5% Notes due October 15, 2016
7.9% Notes due June 15, 2010	5.375% Notes due March 15, 2017
5.25% Notes due October 15, 2011	5.95% Notes due October 15, 2036
4.625% Notes due July 15, 2013
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $31.2 billion, based on the closing price of $98.51 per share of the Common Stock on the New York Stock Exchange on June 29, 2007.
As of February 15, 2008, there were outstanding 314,011,389 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford” or the “Company”) is a diversified insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. The Hartford writes insurance in the United States and internationally. At December 31, 2007, total assets and total stockholders’ equity of The Hartford were $360.4 billion and $19.2 billion, respectively.
Organization
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry, while effectively managing risks to drive long term shareholder value. The Company pursues a strategy of developing and selling diverse and innovative products through multiple distribution channels to consumers and businesses. The Company is continuously developing and expanding its distribution channels, achieving cost efficiencies through economies of scale and improved technology, and capitalizing on its brand name and The Hartford Stag Logo, one of the most recognized symbols in the financial services industry.
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
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (“The Hartford mutual funds”) families of 54 mutual funds and 1 closed end fund. Investors can purchase “shares” in The Hartford mutual funds, all of which are registered with the Securities and Exchange Commission in accordance with the Investment Company Act of 1940. The Hartford mutual funds are owned by the shareholders of those funds and not by the Company.
Reporting Segments
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments.
Life is organized into six reporting segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International. In 2007, Life changed its reporting for realized gains and losses, as well as credit risk charges previously allocated between Life Other and each of Life’s reporting segments. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
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
Group Benefits provides individual members of employer groups, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits and group retiree health.
International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; inter-segment eliminations and the mark-to-market adjustment for the International variable annuity assets that are classified as equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations.
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. In 2007, Property & Casualty changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation and to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market. Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program.
Small Commercial provides standard commercial insurance coverage to small commercial businesses primarily throughout the United States, including workers’ compensation, property, automobile, liability and umbrella coverages. Small commercial businesses generally represent companies with up to $5 in annual payroll, $15 in annual revenues or $15 in total property values.
Middle Market provides standard commercial insurance coverage to middle market commercial businesses primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages, primarily to companies with greater than $5 in annual payroll, $15 in annual revenues or $15 in total property values.
The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity, surety, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits and loss control through Specialty Risk Services LLC, a wholly-owned subsidiary of the Company.
The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.
One of the measures of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Likewise, within Property & Casualty, net income is a measure of profit or loss used in evaluating the performance of Total Property & Casualty, Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, other revenues, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).
Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect wholly-owned subsidiary of The Hartford, headquartered in Simsbury, Connecticut, a leading financial services and insurance organization. Life provides (i) retail and institutional investment products, including variable annuities, fixed MVA annuities, mutual funds, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 6 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 758,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals, and (iv) fixed and variable annuity products through its international operations for the savings and retirement needs of approximately 525,000 customers. Life is a large seller of individual variable annuities, variable universal life insurance and group life and disability insurance in the United States. Life’s strong position in each of its core businesses provides an opportunity to increase the sale of Life’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning.
In the past year, Life’s total assets under management, which include $55.5 billion of third party assets invested in Life’s mutual funds and 529 College Savings Plans, increased 14% to $371.7 billion at December 31, 2007 from $327.3 billion at December 31, 2006. Life generated revenues of $13.4 billion, $14.1 billion and $15.0 billion in 2007, 2006 and 2005, respectively. Additionally, Life generated net income of $1.6 billion, $1.4 billion and $1.2 billion in 2007, 2006 and 2005, respectively.
Customer Service, Technology and Economies of Scale
Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow Life to competitively price its products for its distribution network and policyholders. In addition, Life utilizes technology to enhance communications within Life and throughout its distribution network in order to improve Life’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Hartford Life was awarded the 2007 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the twelfth consecutive year. Hartford Life has received this prestigious award in every year of the award’s existence. Also, in 2007 Life earned its fifth DALBAR Award for Mutual Fund and Retirement Plan Service which recognizes Hartford Life as the No. 1 service provider of mutual funds and retirement plans in the industry. Continuing the trend of service excellence, Life’s Individual Life segment won its seventh consecutive DALBAR award for service of life insurance customers. Additionally, Life’s Individual Life segment also won its sixth DALBAR Financial Intermediary Service Award in 2007.
Risk Management
Life’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience, foreign currency risk and, risks associated with certain product features, specifically the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum income benefit (“GMIB”), and the guaranteed minimum accumulation benefit (“GMAB”) offered with variable annuity products. As of December 31, 2007, Life had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. Life effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. Life also employs disciplined claims management to protect itself against greater than expected morbidity experience. Life uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. Life also uses reinsurance and derivative instruments to attempt to minimize equity risk volatility on GMWB and, to some degree, foreign currency risk associated with the GMIB and GMAB liability.
Retail
The Retail segment focuses, through the sale of individual variable and fixed annuities, mutual funds and other investment products to customers principally in the U.S., on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s total assets were $136.0 billion and $130.0 billion as of December 31, 2007 and 2006, respectively, excluding mutual funds of $50.5 billion and $40.0 billion for the same respective periods. Retail generated revenues of $3.5 billion, $3.4 billion and $3.2 billion in 2007, 2006 and 2005, respectively, of which individual annuities accounted for $2.7 billion, $2.7 billion and $2.7 billion for 2007, 2006 and 2005, respectively. Net income in Retail was $812, $536 and $595 in 2007, 2006 and 2005, respectively.
Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life is among market leaders in the United States annuity industry with deposits of $14.3 billion, $13.1 billion and $11.5 billion in 2007, 2006 and 2005, respectively. In addition, Life is a large seller of individual retail variable annuities in the United States with deposits of $13.2 billion, $12.1 billion and $11.2 billion in 2007, 2006 and 2005, respectively.
Life’s total account value related to individual annuity products was $129.3 billion as of December 31, 2007. Of this total account value, $119.1 billion, or 92%, related to individual variable annuity products and $10.2 billion, or 8%, related primarily to fixed MVA annuity products. As of December 31, 2006, Life’s total account value related to individual annuity products was $124.3 billion. Of this total account value, $114.4 billion, or 92%, related to individual variable annuity products and $9.9 billion, or 8%, related primarily to fixed MVA annuity products. As of December 31, 2005, Life’s total account value related to individual annuity products was $115.5 billion. Of this total account value, $105.3 billion, or 91%, related to individual variable annuity products and $10.2 billion, or 9%, related primarily to fixed MVA annuity products.
Life continues to emerge as a significant participant in the mutual fund business. Retail mutual fund assets were $48.4 billion, $38.5 billion and $29.1 billion as of December 31, 2007, 2006 and 2005, respectively. Retail mutual fund sales were $14.4 billion, $11.1 billion and $5.8 billion in 2007, 2006 and 2005, respectively.
Principal Products
Individual Variable Annuities — Life earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death benefits and living benefits, and maintaining policyholder accounts. Life uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in Life’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of Life. Life offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from Life’s general account into one or more separate accounts.
The assets underlying Life’s variable annuities are managed both internally and by independent money managers, while Life provides all policy administration services. Life utilizes a select group of money managers for inclusion in its variable annuities. Furthermore, some of the money managers are compensated on sales of Life’s products and enhance the marketability of Life’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of American Funds, Franklin Templeton Group, AIM Investments and MFS Investment Management, is one of the industry leaders in terms of retail sales. In 2005, the Director M variable annuity was introduced to combine the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of Wellington Management Company, LLP (“Wellington”) and Hartford Investment Management Company (“HIMCO”), as well as an additional six premier investment firms: AllianceBernstein, Fidelity Investments, Lord Abbett, Oppenheimer Funds, Putnam and Van Kampen.
Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of Life’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Total individual variable annuity account values of $119.1 billion as of December 31, 2007, have grown from $114.4 billion as of December 31, 2006, primarily due to equity market appreciation. Approximately 96% and 95% of the individual variable annuity account values were held in separate accounts as of December 31, 2007 and 2006, respectively.
All new individual variable annuity contracts issued by Retail also offer a living benefit (i.e., GMWB) feature. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if their account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has features that allow the policyholder to receive the guaranteed annual withdrawal amount for life. Through this feature, the policyholder will receive a percentage of the GRB. The GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. Retail’s total account value related to individual variable annuity products with GMWB features was $56.4 billion, $48.3 billion and $38.1 billion for December 31, 2007, 2006 and 2005, respectively.
Retail also sells many variable annuity contracts issued with a GMDB feature. For certain contracts Life pays the greater of (1) account value at death, (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. Retail’s total account value related to variable annuity products with GMDB features was $126.8 billion, $121.8 billion and $112.1 billion as of December 31, 2007, 2006 and 2005, respectively.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity as a function of decreases or increases, respectively, in crediting rates for newly issued contracts thereby protecting Life from losses due to higher interest rates at the time of surrender. The amount of the lump sum or monthly income payment will not fluctuate due to adverse changes in other components of Life’s investment return, mortality experience or expenses. Retail’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $10.2 billion, $9.9 billion and $10.2 billion as of December 31, 2007, 2006 and 2005, respectively.
Mutual Funds — Life offers a family of retail mutual funds for which Life provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 54 mutual funds and 1 closed end fund, including the addition of 3 new funds in 2007, the Checks and Balances Fund, the High Yield Municipal Bond Fund, and the Strategic Income Fund. Life’s funds are managed by Wellington and HIMCO. Life has entered into agreements with over 1,200 financial services firms to distribute these mutual funds.
Life charges fees to the shareholders of the mutual funds, which are recorded as revenue by Life. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by Life. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in The Hartford’s consolidated financial statements. Total retail mutual fund assets under management were $48.4 billion, $38.5 billion and $29.1 billion as of December 31, 2007, 2006 and 2005, respectively.
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
Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC and its affiliate, PLANCO, LLC (collectively “PLANCO”) which are indirect wholly-owned subsidiaries of Hartford

Life. PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes Life’s fixed and variable annuities, mutual funds, 529 plans and offshore products by providing sales support to registered representatives and financial planners at broker-dealers and brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Life and gives Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.
Competition
Retail competes with numerous other insurance companies as well as certain banks, securities brokerage firms, asset management organizations and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
Competition continues to be very strong in the variable annuities market as the focus on guaranteed lifetime income has caused most major variable annuity writers to upgrade their suite of living benefits. Upgrades to competitor living benefits include enhanced lifetime GMWBs, increased deferral bonuses and increased step-up frequency. The Company is committed to maintaining a product suite that delivers a strong value proposition to our consumers and brokers and intends to refresh its suite of living benefits in May 2008.
The retail mutual fund market continues to be highly competitive, with mutual fund companies looking to differentiate themselves through product solutions, performance, expenses, wholesaling and service. In this non-proprietary broker sold space, The Hartford and its competitors compete aggressively for net flows.
Another source of competition for the Company’s retail mutual funds is products that are seen as mutual fund alternatives. Exchange traded funds (“ETFs”), separately managed accounts (“SMAs”) and closed end funds are a few examples of these types of products. SMAs, or individual investment accounts offered by financial consultants and managed by independent money managers under an asset based fee structure, are primarily attractive to the emerging affluent and high net worth segments. Conversely an ETF, which is a fund that tracks an index but can be traded like a stock, is available to virtually any investor. These types of mutual fund alternatives have become increasingly popular and The Hartford continues to review opportunities to expand our presence in these markets through innovative product solutions.
Retirement Plans
Life is among the top providers of retirement products and services. Products and services offered by Retirement Plans include asset management and plan administration sold to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). Life also provides retirement products and services, including asset management and plan administration sold to small and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).
In December 2007, the Company announced three Retirement Plans acquisitions. The acquisition of part of the defined contribution recordkeeping business of Princeton Retirement Group will give Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients. The acquisition of Sun Life Retirement Services, Inc. will add $17 billion in Retirement Plan assets across 6,000 plans and will provide new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC, which closed in January 2008, provides web-based technology to address data management, administration and benefit calculations. These acquisitions, including the two which have not closed but are expected to close in the first quarter of 2008, will increase scale in the Retirement Plans segment and grow its offering to serve additional markets, customers and types of retirement plans across the defined contribution and defined benefit spectrum.
403(b)/457 account values were $12.4 billion, $11.5 billion and $10.5 billion as of December 31, 2007, 2006 and 2005, respectively. 401(k) products account values were $14.7 billion, $12.0 billion and $8.8 billion as of December 31, 2007, 2006 and 2005, respectively. Retirement Plans total assets were $28.0 billion and $24.4 billion as of December 31, 2007 and 2006, respectively, excluding mutual funds of $1.5 billion and $1.1 billion for the same respective period. Retirement Plans generated revenues of $556, $522 and $487 in 2007, 2006 and 2005, respectively, and net income of $61, $101 and $82 in 2007, 2006 and 2005, respectively.
Principal Products
403(b)/457 — Life sells retirement plan products and services to municipalities under Section 457 plans and to not-for-profits under Section 403(b) plans. Life offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 and 403(b) plans. Generally, with the variable products, Life manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 and 403(b) plans administered by Life. As of December 31, 2007, Life administered over 3,800 plans under Sections 457 and 403(b). Total assets under management were $12.4 billion, $11.5 billion and $10.5 billion as of December 31, 2007, 2006 and 2005, respectively.
401(k) — Life sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. Life believes these markets are under-penetrated in comparison to the large case market. The number of 401(k) plans administered as of December 31, 2007 was over 15,200. Total assets under management were $16.2 billion, $13.2 billion and $9.8 billion as of December 31, 2007, 2006 and 2005, respectively.

Marketing and Distribution
In the Section 457 and 403(b) markets, Retirement Plan’s distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.
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
For the Section 457 and 403(b) as well as the 401(k) markets, which offer mutual funds wrapped in a variable annuity, variable funding agreement, or mutual fund retirement program, the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies.
The competitive landscape for providers of group retirement plans has, and will continue, to intensify. The past few years have seen consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. The consolidation of providers is expected to continue as smaller providers exit the market.
In addition, many providers are attempting to expand their market share by extending their target markets across plan size- and tax code segments (401(k), 457, 403(b)), some of which they may not have previously served. Competition increases as the number of providers selling business in each segment grows.
The long-awaited, landmark 403(b) regulations, finalized in July 2007, have contributed to the increased activity in the 403(b) market. The regulations, in general, align an employer’s responsibilities more closely with those of a 401(k), making 403(b)s more attractive to providers who have experience with 401(k) plans. Final Pension Provider Act regulations have also increased competition over features key to those regulations, such as automatic enrollment capabilities and differentiation of target date fund offerings, when used as qualified default investment alternatives.
Institutional
Life provides structured settlement contracts, institutional annuities, longevity assurance, institutional mutual funds and stable value investment products through the Institutional Investment Products (“IIP”) business unit. Additionally, Life is a leader in the variable Private Placement Life Insurance (“PPLI”) market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with Life or a trust sponsored by Life named as the beneficiary under the policy.
Life’s total account values related to IIP were $25.1 billion, $22.2 billion and $17.9 billion as of December 31, 2007, 2006 and 2005, respectively. Variable PPLI products account values were $32.8 billion, $26.1 billion and $23.8 billion as of December 31, 2007, 2006 and 2005, respectively. Institutional total assets were $78.8 billion and $66.2 billion as of December 31, 2007 and 2006, respectively, excluding mutual funds of $3.6 billion and $2.6 billion for the same respective periods. Institutional generated revenues of $2.3 billion, $1.7 billion and $1.5 billion in 2007, 2006 and 2005, respectively and net income of $17, $78 and $115 in 2007, 2006 and 2005, respectively.
Principal Products
IIP — Life sells the following IIP’s: structured settlements, institutional mutual funds, GICs and other short-term funding agreements, and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans (institutional annuities arrangements):
Structured Settlements — Structured settlement annuity contracts provide for periodic payments to an injured person or survivor, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. Contracts pay either life contingent or period certain benefits, which is at the discretion of the contract holder.
Institutional Mutual Funds — Life sells institutional shares of The Hartford Mutual Funds (Class Y shares) to both qualified (i.e., section 401(k) and 457 plans) and non-qualified (i.e., endowments and foundations) institutional investors on an “investment only” basis. Life also sells its Hartford HLS Funds and the Hartford HLS Series II Funds, to qualified retirement plans on an “investment only” basis. That means that the funds are sold individually, with no recordkeeping services included and not as a part of any bundled retirement program. The Hartford’s indirect wholly-owned subsidiary, HL Investment Advisors, LLC, serves as the investment advisor to these funds and contracts with sub-advisors to perform the day-to-day management of the funds. The two primary sub-advisors to the Hartford HLS Funds are Wellington of Boston, Massachusetts for most of the equity funds and HIMCO for the fixed income funds.

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
Single Premium Immediate Annuities — Single premium immediate annuities (“SPIA”) are individual contracts that provide a fixed immediate payout annuity. Contracts pay either life contingent or period certain benefits, at the discretion of the contract holder.
Variable PPLI Products — Variable PPLI products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. Recent clarifications in regulatory policy have made PPLI products particularly attractive to banks with postretirement medical obligations. PPLI has also been widely used in the high net worth marketplace due to its low costs, range of investment choices and ability to accommodate a fund of funds management style. This institutionally priced hedge fund product is aimed at the rapidly growing market composed of affluent investors unwilling to participate in hedge funds directly due to minimum investment thresholds.
Marketing and Distribution
In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property & Casualty operations. Life also works directly with the brokerage firms on cases that do not involve The Hartford’s Property & Casualty operations.
In the institutional mutual fund market, the Institutional segment typically sells its products through investment consulting firms employed by retirement plan sponsors. Institutional’s products are also sold through 401(k) record keeping firms that offer a “platform” of mutual funds to their plan sponsor clients. A third sales channel is direct sales to qualified plan sponsors, using registered representatives employed by Hartford Equity Sales Company, Inc., an indirect wholly-owned subsidiary.
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
In the PPLI market, specialized strategic alliance partners with expertise in the large case market assist in the placement of many cases. High net worth PPLI is often placed with the assistance of investment banking and wealth management specialists.
The Institutional segment also distributes consumer notes through a purchasing agent and its corresponding selling group of broker-dealers and securities firms.
Competition
IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales. In addition, the value proposition for a segment of Institutional’s sales is dependent on the new money yield on fixed income assets. The lower interest rates become and/or the more volatile the credit environment becomes the less attractive our solution is perceived relative to alternatives available to our clients. Institutional does benefit from a diverse product platform including institutional mutual funds and structured settlements which help mitigate the impact of interest rate and credit spread changes on sales.
Institutional competes with numerous other life insurance companies as well as investment banks and asset managers who provide investment and risk management solutions. Additionally, there is competition from retail banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance, ratings, product design, visibility in the marketplace, financial strength, distribution capabilities, fees, credited rates, reputation and customer service.
For institutional product lines offering fixed annuity products (e.g., Institutional Annuities, Structured Settlements, and GICs), price, financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be other large, long-established insurance companies.
For institutional mutual funds, the variety of available funds, price, and their performance are most important to plan sponsors and investment consultants. The competitors tend to be the major mutual fund companies and asset managers.

For PPLI, competition in the large case market comes from other insurance carriers and from specialized agents with expertise in the benefit funding marketplace. The business is very competitive. Price is a major consideration, but there are other factors such as relationships, investment offerings and services. PPLI is a leader in the large case market and has strengthened its position in the last few years. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers. There has been some activity with competitors returning to the market after the Pension Protection Act (PPA) was implemented in 2007 clarifying best practices. However, there are several barriers to entry which include scale, expertise and administrative capability that make it difficult for new entrants to enter the business.
Individual Life
The Individual Life segment provides life insurance strategies to a wide array of business intermediaries and partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business life insurance clients. Life insurance in-force was $179.5 billion, $164.2 billion and $150.8 billion as of December 31, 2007, 2006 and 2005, respectively. Account values were $12.3 billion, $11.4 billion and $10.3 billion as of December 31, 2007, 2006 and 2005, respectively. Individual Life total assets were $15.6 billion and $14.2 billion as of December 31, 2007 and 2006, respectively. Revenues were $1.1 billion, $1.1 billion and $1.1 billion in 2007, 2006 and 2005, respectively. Net income in Individual Life was $182, $150 and $173 in 2007, 2006 and 2005, respectively.
Principal Products
Life holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey as of September 30, 2007. Sales in the Individual Life segment were $286, $284 and $250 in 2007, 2006 and 2005, respectively.
Variable Universal Life — Variable universal life provides life insurance with an investment return linked to underlying investments as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $7.3 billion, $6.6 billion and $5.9 billion as of December 31, 2007, 2006 and 2005, respectively.
Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates and on the returns of the underlying investment portfolios. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2007 and 2006, guaranteed no-lapse universal life represented approximately 8% and 6% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies.
Marketing and Distribution
Consistent with Life’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate multiple retail sales channels. Life sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. Life is a market leader in selling individual life insurance through national stockbroker and financial institutions channels. In addition, Life distributes individual life products through independent life and property-casualty agents and Woodbury Financial Services, an indirect and wholly-owned subsidiary retail broker-dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of Life who are managed through a regional sales office system.
Competition
Individual Life competes with other stock and mutual companies in the United States, as well as other financial intermediaries marketing life insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of sales support, pricing and availability of reinsurance, and the quality of underwriting and customer service.
The individual life industry continues to see a move in distribution away from the traditional life insurance sales agents, to the consultative financial advisor as the place people go to buy their life insurance. In 2007, traditional career agents accounted for just about thirty percent of sales, while the independent channels, including brokerage, financial institutions and banks, and stockbrokers, sold the remainder. Companies who distribute products through financial advisors and independent agents have increased commissions or offered additional incentives to attract new business. Competition is most intense among the largest brokerage general agencies. Individual Life’s regional sales office system is a differentiator in the market and allows it to compete effectively across multiple distribution outlets.

The individual life market has seen a shift in product mix towards universal life products over the past few years, which now represents 42% of life insurance sales as of September 30, 2007 as reported through LIMRA. Both consumers and producers have been demanding fixed products and more guarantees, which can be demonstrated by the shift in the mix of products being sold. Due to this shifting market demand, enhanced product features are becoming an increasingly important factor in competition. The Company has updated its universal life product set and sales of universal life have increased. The Company remains a leader in variable universal life sales and rank number one in total variable life sales according to LIMRA as of September 30, 2007.
As of September 30, 2007 The Hartford is ranked number four in total premium sales of life insurance and number thirteen in annualized premium according to LIMRA’s quarterly U.S. Individual Life Insurance Sales Survey.
Group Benefits
The Group Benefits segment provides individual members of employer groups, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health. Life ranks number two in fully-insured group disability premium and moved up to number three in fully-insured life premium of U.S. group carriers (according to LIMRA data as of June 30, 2007). The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one-, two- or three-year rate guarantees depending upon the product. In the disability market, the Company focuses on its risk management expertise and on efficiencies and economies of scale to derive a competitive advantage. Group Benefits generated fully insured ongoing premiums of $4.2 billion, $4.1 billion and $3.7 billion in 2007, 2006 and 2005, respectively, of which group disability insurance accounted for $1.9 billion, $1.8 billion and $1.7 billion in 2007, 2006 and 2005, respectively, and group life insurance accounted for $1.9 billion, $1.8 billion and $1.6 billion for the year ended December 31, 2007, 2006 and 2005, respectively. The Company held group disability reserves of $4.6 billion, $4.5 billion and $4.4 billion and group life reserves of $1.3 billion, $1.3 billion and $1.3 billion as of December 31, 2007, 2006 and 2005, respectively. Total assets for Group Benefits were $9.3 billion and $9.0 billion as of December 31, 2007 and 2006, respectively. Total revenues in Group Benefits was $4.7 billion, $4.6 billion and $4.2 billion, during 2007, 2006 and 2005, respectively. Net income in Group Benefits was $315, $298 and $266 in 2007, 2006 and 2005, respectively.
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
Other — Life offers a host of other products and services, such as Family and Medical Leave Act Administration, group retiree health, and specialized insurance products for physicians. Life also provides travel accident, hospital indemnity, supplemental health insurance for military personnel and their families and other coverages to individual members of various associations, affinity groups, financial institutions and employee groups. Prior to the second quarter of 2007, Life provided excess of loss medical coverage (known as medical stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. In the second quarter of 2007, Life entered into a renewal rights arrangement on its medical stop loss coverage business. As a result of this transaction, the existing policies in-force will diminish as contracts expire into 2008.
Marketing and Distribution
Life uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations.

Competition
The Group Benefits business remains highly competitive. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, Life’s relationships with its third-party distributors, and the quality of customer service. In addition, there has been an increase in the length of rate guarantee periods being offered in the market and top tier carriers are offering on-line and self service capabilities to agents and consumers. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been few new entrants into the group benefits insurance market over the past few years.
Based on LIMRA market share data for in-force premiums as of June 30, 2007, Group Benefits is the second largest group disability carrier and the third largest group life insurance carrier. The relatively large size and underwriting capacity of the Company’s business provides it with market opportunities not available to smaller competitors.
International
International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada. International revenues were $847, $736 and $494 in 2007, 2006 and 2005, respectively. Net income for International was $223, $231 and $75 in 2007, 2006 and 2005, respectively. International’s total assets were $41.6 billion and $33.8 billion as of December 31, 2007 and 2006, respectively. The Company’s Japan operation, Hartford Life Insurance K.K. (“HLIKK”), continues to grow and remains the largest distributor of variable annuities in Japan, based on assets under management. The Company also sells yen and U.S. dollar denominated fixed annuities in Japan. With assets under management of $37.6 billion, $31.3 billion and $26.1 billion as of December 31, 2007, 2006 and 2005, respectively, the Japan operation is the largest component of International with net income of $253, $252 and $101 in 2007, 2006 and 2005, respectively.
The Company’s Japan operation sells both variable and fixed individual annuity products through a wide distribution network of Japan’s broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is one of the largest sellers of individual retail variable annuities in Japan with sales of $6.3 billion, $5.8 billion and $10.7 billion in 2007, 2006 and 2005, respectively.
In February 2007, Life introduced a new variable annuity product called “3 Win” to complement its existing variable annuity product offerings in Japan. 3 Win is the first product offered by the Company which combines guaranteed minimum accumulation benefits and income benefits in the same product. The new product has been favorably received by the market with the new product accounting for 42% of Japan’s variable annuity sales for 2007. The success of the Company’s enhanced product offerings will ultimately be based on customer acceptance in an increasingly competitive environment.
International’s other operations include a 50% owned joint venture in Brazil and a startup operation in Europe. The Brazil joint venture operates under the name Icatu-Hartford and distributes pension, life insurance and other insurance and savings products through broker-dealer organizations and various partnerships. The Company’s European operation, Hartford Life Limited, began selling unit-linked investment bonds and pension products in the United Kingdom in April 2005. Unit-linked bonds and pension products are similar to variable annuities marketed in the United States and Japan. Hartford Life Limited established its operations in Dublin, Ireland with a branch office in London to help market and service its business in the United Kingdom.
Principal Products
Individual Variable Annuities — The Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. These products offer the policyholder a variety of equity and fixed income options. Additionally, International sells variable annuity contracts that offer various guaranteed minimum death and living benefits.
Policyholders may make deposits of varying amounts at regular or irregular intervals, and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 7% of the contract’s deposits, less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. In Japan, individual variable annuity account values of $35.8 billion, as of December 31, 2007, have grown from $29.7 billion, as of December 31, 2006, and $24.6 billion, as of December 31, 2005.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts that guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature adjusts the contract’s cash surrender value with respect to any changes in crediting rates for newly issued contracts, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of lump sum or monthly income payments will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities in Japan are yen and dollar denominated with terms varying from five to ten years with an average term to maturity of approximately seven years. In Japan, account values of fixed MVA annuities were $1.8 billion, $1.7 billion and $1.5 billion as of December 31, 2007, 2006 and 2005, respectively.
Marketing and Distribution
The International distribution network is based on management’s strategy of developing and utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling, quality of customer service, financial regulations or laws that impact distribution and relationships with securities firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated). As of December 31, 2007, the Japan operation employed a wholesaling network that supports sales through 65 banks and securities firms. However, an interruption in one or more of our key distribution relationships could materially affect our ability to market our products in Japan.
Competition
The International segment competes with a number of domestic and international insurance companies. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service. Competition has continued to increase, especially in the Japanese market as the result of the strengthening of both domestic and foreign competitors. In addition to seeing new entrants in the Japanese market, our existing competitors are rapidly introducing new products, some of which include shorter guarantee periods as well as ratchet features and higher allocation to equities.
The Hartford is the largest variable annuity provider in Japan with 24% market share based on September 30, 2007 assets under management as published in the Hoken Mainichi Shimbun newspaper. We believe The Hartford’s risk management expertise, financial strength and reputation, wholesaling strength, brand awareness and history of product innovation will enable us to continue to be a competitive player over the long term.
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
The Hartford seeks to distinguish itself in the property and casualty market through its product depth and innovation, distribution capacity, customer service expertise, and technology for ease of doing business. The Hartford is the eleventh largest property and casualty insurance operation in the United States based on direct written premiums for the year ended December 31, 2006, according to A.M. Best Company, Inc. (“A.M. Best”). Property & Casualty generated revenues of $12.5 billion, $12.4 billion and $12.0 billion in 2007, 2006 and 2005, respectively. Revenues include earned premiums, servicing revenue, net investment income and net realized capital gains and losses. Earned premiums for 2007, 2006 and 2005 were $10.5 billion, $10.4 billion and $10.2 billion, respectively. Additionally, net income was $1.5 billion, $1.5 billion and $1.2 billion for 2007, 2006 and 2005, respectively. Total assets for Property & Casualty were $41.8 billion, $41.0 billion and $40.3 billion as of December 31, 2007, 2006 and 2005, respectively.
Personal Lines
Personal Lines provides automobile, homeowners and home-based business coverages to the members of AARP through a direct marketing operation and to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market. Up until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary. Personal Lines had earned premiums of $3.9 billion, $3.8 billion and $3.6 billion in 2007, 2006 and 2005, respectively. AARP represents a significant portion of the total Personal Lines business and amounted to earned premiums of $2.7 billion, $2.5 billion and $2.3 billion in 2007, 2006 and 2005, respectively. The Hartford’s exclusive licensing arrangement with AARP continues until January 1, 2020 for automobile, homeowners and home-based business. This agreement provides Personal Lines with an important competitive advantage. Personal Lines’ underwriting income for 2007, 2006 and 2005 was $322, $429 and $460, respectively. Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program. The AARP Health program Options agreement continues through 2009.
Principal Products
Personal Lines provides standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP. During 2006, the Company enhanced its new Dimensions automobile and homeowners class plans for insurance sold through independent agents and brokers. “Dimensions with Packages”, introduced in 2006, is a suite of products that offers coverages and competitive rates tailored to a customer’s individual risk. Dimensions uses a large number of interactive rating variables to determine a rate that most accurately reflects the customer’s individual characteristics. In the first quarter of 2007, The Hartford began to roll out a new “Next Generation Auto” product to AARP customers. Similar to The Hartford’s Dimensions with Packages for Agency business, Next Generation Auto offers more coverage options and provides customized pricing based on the AARP policyholder’s individualized risk characteristics. Next Generation Auto is expected to be fully implemented by the end of 2008.
Marketing and Distribution
Personal Lines reaches diverse markets through multiple distribution channels including brokers, independent agents, direct marketing, the internet and advertising in publications. The Personal Lines Agency business provides customized products and services to customers through a network of independent agents in the standard personal lines market. Independent agents are not employees of The Hartford. Personal Lines has an important relationship with AARP and markets directly to its nearly 39 million members.
Competition
The personal lines automobile and homeowners businesses are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that sell products through various distribution channels, including independent agents, captive agents and directly to the consumer. The personal lines market competes on the basis of price; product; service, including claims handling; stability of the insurer and name recognition. In addition, carriers that distribute products mainly through agents have either increased commissions or offered additional incentives to those agents to attract new business. To distinguish themselves in the marketplace, top tier carriers are offering on-line and self service capabilities to agents and consumers. More agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools has further increased price competition.
In the past two years, a number of carriers have increased their advertising in an effort to gain new business and retain profitable business. This has been particularly true of carriers that sell directly to the consumer. Sales of personal lines insurance directly to the consumer have been growing faster than sales through agents and now represent a little more than 20% of total industry premium. Through information technology, carriers will likely further segment their pricing plans to expand market share in what they believe to be the most profitable segments. Many insurers have reduced their writings of new homeowners business in catastrophe-exposed states which has intensified competition in areas that are not subject to the same level of catastrophes, such as states in the Midwest. Carriers with more efficient cost structures will have an advantage in competing for new business through price. Some competitors are introducing new products at substantially reduced rate levels and the Company expects that top tier carriers will continue to capture an increasing share of industry revenues and profits.
The Hartford is the twelfth largest personal lines insurer in the United States based on direct written premiums for the year ended December 31, 2006 according to A.M. Best. A major competitive advantage of The Hartford is the exclusive licensing arrangement with AARP to provide personal automobile, homeowners and home-based business insurance products to its members. This arrangement is in effect until January 1, 2020. Management expects favorable “baby boom” demographics to increase AARP membership during this period.
Small Commercial
Small Commercial provides standard commercial insurance coverage to small commercial businesses primarily throughout the United States. Small commercial businesses generally represent companies with up to $5 in annual payroll, $15 in annual revenues or $15 in total property values. Earned premiums for 2007, 2006 and 2005 were $2.7 billion, $2.7 billion and $2.4 billion, respectively. The segment had underwriting income of $508, $422 and $232 in 2007, 2006 and 2005, respectively.
Principal Products
Small Commercial offers workers’ compensation, property, automobile, liability and umbrella coverages under several different products. Some of these coverages are sold together as part of a single multi-peril package policy called Spectrum. The sale of Spectrum business owners’ package policies and workers’ compensation policies accounts for most of the written premium in the Small Commercial segment. In the fourth quarter of 2006, The Hartford began to roll out a new “Next Generation Auto” product to Small Commercial customers. Similar to The Hartford’s Next Generation Auto product for AARP business, Next Generation Auto for Small Commercial offers more coverage options and provides customized pricing based on the policyholder’s individualized risk characteristics. As of the end of 2007, Next Generation Auto had been rolled out to 44 states.
Marketing and Distribution
Small Commercial provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The segment markets its products nationwide utilizing brokers and independent agents. Brokers and independent agents are not employees of The Hartford. The Company also has relationships with payroll service providers whereby the Company offers insurance products to customers of the payroll service providers. Agencies are consolidating such that, in the future, a larger share of premium volume will likely be concentrated with the larger agents.
Competition
The insurance market for small commercial businesses is competitive with insurers seeking to differentiate themselves through product, price, service and technology. The Hartford competes against a number of large, national carriers as well as regional competitors in certain territories. Competitors include other stock companies, mutual companies and other underwriting organizations. Companies writing business for small commercial business distribute their products through agents and other channels.

The market for small commercial business has become more competitive as favorable loss costs in the past few years have led carriers to expand coverage while maintaining relatively flat pricing. Written premium growth rates in the small commercial market have slowed and underwriting margins will likely decrease as loss costs have begun to rise again. A number of companies have sought to grow their business by increasing their underwriting appetite and paying higher commissions. Competition is most intense in the Midwest since the business is less exposed to catastrophe losses and because a number of regional carriers have a significant share of the market.
Insurance companies have been improving their pricing sophistication and ease of doing business with the agent. Carriers are developing more sophisticated pricing and predictive modeling tools and have invested in technology to speed up the process of evaluating a risk and quoting on new business. While price competition has increased as companies seek to retain profitable business, agents are seeking competitive quotes for renewals more frequently, particularly for larger accounts within small commercial. Many companies in the industry are trying to increase sales by appointing more agents or by expanding business with existing agents.
The Hartford is the sixth largest commercial lines insurer in the United States based on direct written premiums for the year ended December 31, 2006 according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller insurers
Middle Market
Middle Market provides standard commercial insurance coverage to middle market commercial businesses primarily throughout the United States. Middle market businesses generally represent companies with greater than $5 in annual payroll, $15 in annual revenues or $15 in total property values. Earned premiums for 2007, 2006 and 2005 were $2.4 billion, $2.5 billion and $2.4 billion, respectively. The segment had underwriting income of $144, $207 and $163 in 2007, 2006 and 2005, respectively.
Principal Products
Middle Market offers workers’ compensation, property, automobile, liability, umbrella and marine coverages under several different products. Workers’ compensation insurance accounts for the largest share of the written premium in the Middle Market segment.
Marketing and Distribution
Middle Market provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The segment markets its products nationwide utilizing brokers and independent agents. Brokers and independent agents are not employees of The Hartford.
Competition
The middle market commercial insurance marketplace is a highly competitive environment regarding product, price and service. The Hartford competes against a number of large, national carriers as well as regional insurers in certain territories. Competitors include other stock companies, mutual companies and alternative risk sharing groups. These competitors sell primarily through independent agents and brokers across a broad array of product lines, and with a high level of variation regarding geographic, marketing and customer segmentation.
Middle Market business is characterized as “high touch” with case-by-case underwriting and pricing decisions. As such, compared to Small Commercial, the pricing of Middle Market accounts is prone to more significant variation or cyclicality from year to year. Legislative reforms in a number of states in recent years have helped to control indemnity costs on workers’ compensation claims, but this have also led to rate reductions in many states. In addition, companies writing middle market business will likely continue to experience a reduction in average premium size due to continued price competition.
Soft market conditions, characterized by highly competitive pricing on new business, have lessened the number of new business opportunities as carriers look to secure their renewals early. In the soft market, we are seeing an increase in industry specialization by agents and brokers which has placed even greater importance on the carrier’s need to demonstrate industry expertise to win new business. To win new business, some companies sought to differentiate themselves in the marketplace in 2007 by paying higher commissions to agents and management expects this trend to continue in 2008. To manage their exposure to catastrophe losses, a number of companies have been reducing their property catastrophe-exposed business in certain states.
The Hartford is the sixth largest commercial lines insurer in the United States based on direct written premiums for the year ended December 31, 2006 according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies.
Specialty Commercial
Specialty Commercial provides a wide variety of property and casualty insurance products and services to large commercial clients requiring specialized coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided, primarily through wholesale brokers. Specialty Commercial had earned premiums of $1.5 billion, $1.6 billion and $1.8 billion in 2007, 2006 and 2005, respectively. Underwriting income (loss) was $(5), $53 and $(164) in 2007, 2006 and 2005, respectively.

Principal Products
Specialty Commercial offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides fidelity, surety, professional liability, specialty casualty and livestock coverages as well as property excess and surplus lines coverages not normally written by standard lines insurers. A significant portion of specialty casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. The specialty casualty business also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. Alternative markets, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits and loss control through Specialty Risk Services, LLC, a subsidiary of the Company.
Marketing and Distribution
Specialty Commercial provides insurance products and services through its home office located in Hartford, Connecticut and multiple domestic office locations. The segment markets its products nationwide utilizing a variety of distribution networks including independent retail agents, brokers and wholesalers. Brokers, independents agents and wholesalers are not employees of The Hartford.
Competition
Specialty Commercial is comprised of a diverse group of businesses that operate independently within their specific industries. These businesses, while somewhat interrelated, have different business models and operating cycles. Specialty Commercial is considered a transactional business and, therefore, competes with other companies for business primarily on an account by account basis due to the complex nature of each transaction.
For specialty casualty business, written pricing competition continues to be significant, particularly for the larger individual accounts. Written pricing declines and expanded terms and conditions have reduced the profitability of this business. Carriers are trying to protect their in-force casualty business by starting to renew policies well before the policy renewal date. Employing this early renewal practice often prevents other carriers from quoting on the business, resulting in fewer new business opportunities within the marketplace. With national account business, as the market continues to soften, policyholders are retaining less of the risk themselves as carriers are selling more policies with lower deductibles and selling more guaranteed cost policies in place of loss-sensitive products. The market for loss sensitive casualty business in 2008 will likely continue to experience written pricing declines and the use of expanded terms and conditions. For property business, written pricing on catastrophe business continues to be under pressure due to competition from both traditional markets and new entrants.
For professional liability business, we expect 2008 to be another year of written pricing decreases and easing of terms and conditions due to an increase in underwriting capacity and the decline in federal shareholder class action lawsuits up until the fourth quarter of 2007. Carriers writing professional liability business are focused more on profitable private, middle market companies, with multi-year programs becoming more common. For commercial surety business, favorable underwriting results within the past couple of years has led to more intense competition for market share. This could lead to written price declines and less favorable terms and conditions. Driven by the upheaval in the credit markets, new private construction activity has declined and may continue to decline, resulting in lower demand for contract surety business.
Disciplined underwriting and targeted returns are the objectives of Specialty Commercial since premium writings may fluctuate based on the segment’s view of perceived market opportunity. Specialty Commercial competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies.
Other Operations
The Other Operations segment operates under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos, environmental and other exposures.
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
Property & Casualty Reserves
The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by The Hartford. These reserves include estimates for both claims that have been reported to The Hartford and those that have been incurred but not reported (“IBNR”) and include estimates of all expenses associated with processing and settling these claims. This estimation process involves a variety of actuarial techniques and is primarily based on historical experience and consideration of current trends. Examples of current trends include increases in medical cost inflation rates, the changing use of medical care procedures, the introduction of new products such as the Dimensions product in Personal Lines and the Next Generation auto product in Personal Lines, Small Commercial and Middle Market. Other current trends include changes in internal claim practices, changes in the legislative and regulatory environment for workers’ compensation claims and evolving exposures to claims asserted against religious institutions and other organizations relating to molestation or abuse and other mass torts.
The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution-related clean-up costs. As discussed further in the Critical Accounting Estimates and Other Operations sections of the MD&A, significant uncertainty limits the Company’s ability to estimate the ultimate reserves necessary for unpaid losses and related expenses with regard to environmental and particularly asbestos claims.
Most of the Company’s property and casualty reserves are not discounted. However, certain liabilities for unpaid losses for permanently disabled claimants have been discounted to present value using an average interest rate of 5.5% and 5.6% in 2007 and 2006, respectively. As of December 31, 2007 and 2006, such discounted reserves totaled $647 and $707, respectively (net of discounts of $483 and $510, respectively). In addition, certain structured settlement contracts that fund loss run-offs for unrelated parties having payment patterns that are fixed and determinable have been discounted to present value using an average interest rate of 5.5% for both 2007 and 2006. As of December 31, 2007 and 2006, such discounted reserves totaled $282 and $273, respectively (net of discounts of $85 and $95, respectively). Accretion of discounts totaled $31, $32 and $30 in 2007, 2006 and 2005, respectively.
As of December 31, 2007, net property and casualty reserves for losses and loss adjustment expenses reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates and which generally exceed the statutory discount rates set by regulators, such that workers’ compensation reserves for statutory reporting are higher than the reserves for U.S. GAAP reporting. Largely offsetting the effect of the difference in discounting is that a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting.
Further discussion on The Hartford’s property and casualty reserves, including asbestos and environmental claims reserves, may be found in the Reserves section of the MD&A— Critical Accounting Estimates.

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
Loss Development Table
Property And Casualty Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the Years Ended December 31, [1]

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$12,770	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231
Cumulative paid losses and loss expenses
One year later	2,472	2,939	2,994	3,272	3,339	3,480	4,415	3,594	3,702	3,727
Two years later	4,300	4,733	5,019	5,315	5,621	6,781	6,779	6,035	6,122	—
Three years later	5,494	6,153	6,437	6,972	8,324	8,591	8,686	7,825	—	—
Four years later	6,508	7,141	7,652	9,195	9,710	10,061	10,075	—	—	—
Five years later	7,249	8,080	9,567	10,227	10,871	11,181	—	—	—	—
Six years later	8,036	9,818	10,376	11,140	11,832	—	—	—	—	—
Seven years later	9,655	10,501	11,137	11,961	—	—	—	—	—	—
Eight years later	10,239	11,246	11,856	—	—	—	—	—	—	—
Nine years later	10,933	11,964	—	—	—	—	—	—	—	—
Ten years later	11,586	—	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	12,615	12,662	12,472	12,459	13,153	15,965	16,632	16,439	17,159	17,652
Two years later	12,318	12,569	12,527	12,776	16,176	16,501	17,232	16,838	17,347	—
Three years later	12,183	12,584	12,698	15,760	16,768	17,338	17,739	17,240	—	—
Four years later	12,138	12,663	15,609	16,584	17,425	17,876	18,367	—	—	—
Five years later	12,179	15,542	16,256	17,048	17,927	18,630	—	—	—	—
Six years later	15,047	16,076	16,568	17,512	18,686	—	—	—	—	—
Seven years later	15,499	16,290	17,031	18,216	—	—	—	—	—	—
Eight years later	15,641	16,799	17,655	—	—	—	—	—	—	—
Nine years later	16,165	17,440	—	—	—	—	—	—	—	—
Ten years later	16,768	—	—	—	—	—	—	—	—	—

Deficiency (redundancy), net of reinsurance	$3,998	$4,538	$5,179	$5,900	$5,826	$5,489	$2,149	$1,049	$484	$48

[1]	The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.
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
Property And Casualty Loss And Loss Adjustment Expense Liability Development — Gross
For the Years Ended December 31, [1]

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Net reserve, as initially estimated	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231

Reinsurance and other recoverables, as initially estimated	3,275	3,706	3,871	4,176	3,950	5,497	5,138	5,403	4,387	3,922

Gross reserve, as initially estimated	$16,177	$16,182	$16,187	$17,036	$17,091	$21,715	$21,329	$22,266	$21,991	$22,153

Net re-estimated reserve	$17,440	$17,655	$18,216	$18,686	$18,630	$18,367	$17,240	$17,347	$17,652
Re-estimated and other reinsurance recoverables	4,140	5,124	5,245	5,434	5,061	5,003	4,950	5,307	3,958

Gross re-estimated reserve	$21,580	$22,779	$23,461	$24,120	$23,691	$23,370	$22,190	$22,654	$21,610

Gross deficiency (redundancy)	$5,403	$6,597	$7,274	$7,084	$6,600	$1,655	$861	$388	$(381)

[1]	The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.

The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2007. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2007 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Total

By Accident year
1997 & Prior	$(155)	$(297)	$(135)	$(45)	$41	$2,868	$452	$142	$524	$603	$3,998
1998	—	57	42	60	38	11	82	72	(15)	38	385
1999	—	—	89	40	92	32	113	98	(46)	(17)	401
2000	—	—	—	88	146	73	177	152	1	80	717
2001	—	—	—	—	(24)	39	(232)	193	38	55	69
2002	—	—	—	—	—	(199)	(56)	180	36	(5)	(44)
2003	—	—	—	—	—	—	(122)	(237)	(31)	(126)	(516)
2004	—	—	—	—	—	—	—	(352)	(108)	(226)	(686)
2005	—	—	—	—	—	—	—	—	(103)	(214)	(317)
2006	—	—	—	—	—	—	—	—	—	(140)	(140)

Total	$(155)	$(240)	$(4)	$143	$293	$2,824	$414	$248	$296	$48	$3,867

During the 2007 calendar year, the Company refined its processes for allocating incurred but not reported (IBNR) reserves by accident year, resulting in a reclassification of $347 of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years. This reclassification of reserves by accident year had no effect on total recorded reserves within any segment or on total recorded reserves for any line of business within a segment.
Reserve changes for accident years 1997 & Prior
The largest impacts of net reserve re-estimates are shown in the “1997 & Prior” accident years. The reserve re-estimates in calendar year 2003 include an increase in reserves of $2.6 billion related to reserve strengthening based on the Company’s evaluation of its asbestos reserves. The reserve evaluation that led to the strengthening in calendar year 2003 confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment. The reserve re-estimates in calendar years 2004 and 2006 were largely attributable to reductions in the reinsurance recoverable asset associated with older, long-term casualty liabilities. Excluding the impacts of asbestos and environmental strengthening, over the past ten years, reserve re-estimates for total Property & Casualty ranged from (3)% to 1.6% of total net recorded reserves.
Apart from the effect of reserve reclassifications by accident year, during the 2007 calendar year, the Company strengthened workers’ compensation and general liability reserves by $79 related to accident years prior to 1987 and recorded a charge of $99 principally as a result of an adverse arbitration decision involving claims prior to 1993 that were owed to an insurer of the Company’s former parent.
Reserve changes for accident years 1998 to 2000
Until calendar year 2006, there was reserve deterioration, spread over several calendar years, on accident years 1998-2000. Assumed casualty reinsurance contributed in part to this deterioration. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions. Workers’ compensation also contributed to this deterioration, as medical inflation trends were above initial expectations.
Reserve changes for accident years 2001 and 2002
Accident years 2001 and 2002 are reasonably close to original estimates. However, each year shows some swings by calendar period, with some favorable development later offset by unfavorable development. The release for accident year 2001 during calendar year 2004 relates primarily to reserves for September 11. Subsequent adverse developments on accident year 2001 relate to assumed casualty reinsurance and unexpected development on mature claims in both general liability and workers’ compensation. Reserve releases for accident year 2002 during calendar years 2003 and 2004 come largely from short-tail lines of business, where results emerge quickly and actual reported losses are predictive of ultimate losses. Reserve increases on accident year 2002 during calendar year 2005 were recognized, as unfavorable development on accident years prior to 2002 caused the Company to increase its estimate of unpaid losses for the 2002 accident year.
Reserve changes for accident years 2003 through 2006
Even after considering the reclassification of $347  of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years, accident years 2003 through 2006 show favorable development in calendar years 2004 through 2007. A portion of the release comes from short-tail lines of business, where results emerge quickly. During calendar year 2005 and 2006, favorable re-estimates occurred in Personal Lines for both loss and allocated loss adjustment expenses. During calendar years 2005 through 2007, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses on workers’ compensation claims as the latest evaluations indicate that expense reduction initiatives and reform in states such as California and Florida have had a greater impact in controlling costs than was originally estimated. In 2007, the Company released reserves for Middle Market general liability claims and Small Commercial package business claims as reported losses have emerged favorably to previous expectations. In addition, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006.
Within professional liability business, during calendar year 2005 reserves were released for directors and officers insurance on accident years 2003 and 2004 due to favorable developments, while prior accident year reserves were strengthened for contracts that provide auto financing gap coverage and auto lease residual value coverage. In 2003, the Company stopped writing contracts that provide auto financing gap coverage and auto lease residual value coverage.
Ceded Reinsurance
The Hartford cedes insurance risk to reinsurance companies. Reinsurance does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Statement of Financial Accounting Standard No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” (“SFAS 113”) have been met. For further discussion, see Note 6 of Notes to Consolidated Financial Statements.
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
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2007, the Company’s policy for the largest amount of life insurance retained on any one life by any one of the life operations doubled from $5 to $10 compared to the corresponding 2006 and 2005 periods. In addition, Life has reinsured the majority of the minimum death benefit guarantees as well as 18% of the guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. Life also assumes reinsurance from other insurers. For the years ended December 31, 2007, 2006 and 2005, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers.
Investment Operations
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by HIMCO. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investments — General section of the MD&A.
In addition to managing the general account assets of the Company, HIMCO is also a Securities and Exchange Commission (“SEC”) registered investment advisor for third party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active management within a disciplined risk framework to provide value added returns versus peers and benchmarks. As of December 31, 2007 and 2006, the fair value of HIMCO’s total assets under management was approximately $148.7 billion and $131.2 billion, respectively, of which $10.9 billion and $7.2 billion, respectively, were held in HIMCO managed third party accounts.
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
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademarks of The Hartford name, the Stag Logo and the combination of these two marks. The duration of trademark registrations varies from country to country and may be renewed indefinitely subject to country-specific use and registration requirements. We regard our trademarks as extremely valuable assets in marketing our products and services and vigorously seek to protect them against infringement.
Employees
The Hartford had approximately 31,000 employees as of December 31, 2007.
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
It is difficult for us to predict our potential exposure for asbestos and environmental claims, and our ultimate liability may exceed our currently recorded reserves, which may have a material adverse effect on our operating results, financial condition and liquidity.
We continue to receive asbestos and environmental claims. Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims. We believe that the actuarial tools and other techniques we employ to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for our asbestos and environmental exposures. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. Accordingly, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Although potential Federal asbestos-related legislation has been considered in the Senate, it is uncertain whether such legislation will be reconsidered or enacted in the future and, if so, what its effect would be on our aggregate asbestos liabilities. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could have a material adverse effect on our consolidated operating results, financial condition and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We may incur losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes or mortality, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our Life products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to net income from foreign operations, non—U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan variable annuity. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar or in combination, could have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

We may be unable to effectively mitigate the impact of equity market volatility on our financial position and results of operations arising from obligations under annuity product guarantees, which may affect our consolidated results of operations, financial condition or liquidity.
Some of the products offered by our life businesses, especially variable annuities, offer certain guaranteed benefits which, as a result of any decline in equity markets would not only result in potentially lower earnings, but may also increase our exposure to liability for benefit claims. We are subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or liquidity.
Our consolidated results of operations, financial condition or cash flows may be adversely affected by unfavorable loss development.
Our success depends upon our ability to accurately assess the risks associated with the businesses that we insure. We establish loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. Loss reserve estimates are refined periodically as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate. Furthermore, since estimates of aggregate loss costs for prior accident years are used in pricing our insurance products, we could later determine that our products were not priced adequately to cover actual losses and related loss expenses in order to generate a profit. To the extent we determine that losses and related loss expenses are emerging unfavorably to our initial expectations, we will be required to increase reserves. Increases in reserves would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our results of operations for the related period or periods. Depending on the severity and timing of any changes in these estimated losses, such determinations could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
We are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations or liquidity.
Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of terrorism, disease pandemics and political instability. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. In the aftermath of the 2004 and 2005 hurricane season, third-party catastrophe loss models for hurricane loss events were updated to incorporate medium-term forecasts of increased hurricane frequency and severity. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes. Our life insurance operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses or a downgrade of our debt or financial strength ratings. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations or liquidity.

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
We may experience unfavorable judicial or legislative developments that could adversely affect our results of operations, financial condition or liquidity.
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Pervasive or dramatic changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Similarly, changes in federal or state tort litigation laws or other applicable laws could have the same effect. It is not possible to predict changes in the judicial and legislative environment and their impact on the future development of the adequacy of our loss reserves, particularly reserves for longer-tailed lines of business, including asbestos and environmental reserves. Similarly, changes in the judicial and legislative environment can adversely affect our ability to price our products. To the extent that judicial or legislative developments cause our ultimate liabilities to increase from our current expectations, they could have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.
Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.
We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment, even absent any change of interpretation by any particular regulator or enforcement authority, may cause us to change our views regarding the actions we need to take from a legal risk management perspective, which could necessitate changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:
•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates;

•	establishing assessments and surcharges for guaranty funds, second-injury funds and other mandatory pooling arrangements;

•	requiring insurers to dividend to policy holders any excess profits; and

•	regulating the types, amounts and valuation of investments.
State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in these laws and regulations, or in the interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, and financial condition.
Our business, results of operations and financial condition may be adversely affected by general domestic and international economic and business conditions that are less favorable than anticipated.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Further, given that we offer our products and services in North America, Japan, Europe and South America, we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges, which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local borrowers and counterparties, lack of local business experience in certain markets and, in certain cases, risks associated with potential incompatibility with partners. Additionally, some of our recent growth is due to our expansion into new markets for our investment products, primarily in Japan. During the fourth quarter of 2007, our sales of investment products in Japan declined significantly from the earlier part of 2007 as competition from both domestic and foreign competitors increased and as a result of the implementation of the Financial Instruments Exchange Law (“FIEL”) issued by the Financial Services Agency in September 2007. FIEL is designed to strengthen the protection of Japanese consumers who buy financial products, such as variable annuities, and is lengthening the sales cycle as the marketplace adapts to the new sales practices. Looking forward, our overall success in these new markets will depend on our ability to succeed despite differing and dynamic economic, social and political conditions. There is a risk that we may not succeed in developing and implementing policies and strategies that are effective in each location where we do business, and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations or financial condition.

We may experience difficulty in marketing and distributing products through our current and future distribution channels.
We distribute our annuity, life and certain property and casualty insurance products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through individual third-party arrangements. For example, we generated approximately 69% of our personal lines earned premium in 2007 under an exclusive licensing arrangement with AARP that continues until January 1, 2020. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products.
Our business, results of operations, financial condition or liquidity may be adversely affected by the emergence of unexpected and unintended claim and coverage issues.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, results of operations, financial condition or liquidity at the time it becomes known.
We may experience a downgrade in our financial strength or credit ratings, which may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt, which would have an adverse effect on our business, consolidated operating results, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, have become an increasingly important factor in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which may adversely affect us. Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade, or an announced potential downgrade in the rating of our financial strength or of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our credit ratings, or an announced potential downgrade, could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of our credit ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
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
As a property and casualty insurer, the premium rates we are able to charge and the profits we are able to obtain are affected by the actions of state insurance departments that regulate our business, the cyclical nature of the business in which we compete and our ability to adequately price the risks we underwrite, which may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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
State insurance departments that regulate us often propose premium rate changes for the benefit of the consumer at the expense of the insurer and may not allow us to reach targeted levels of profitability. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans, or to offer coverage to all consumers and often restrict an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to an unacceptable returns on equity. The laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state’s insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our consolidated results of operations.
Additionally, the property and casualty insurance market is historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards and relatively high premium rates. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or when the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. In a number of product lines and states, we continue to experience premium rate reductions. In these product lines and states, there is a risk that the premium we charge may ultimately prove to be inadequate as reported losses emerge. Even in a period of rate increases, there is a risk that regulatory constraints, price competition or incorrect pricing assumptions could prevent us from achieving targeted returns. Inadequate pricing could have a material adverse effect on our consolidated results of operations.
If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or other unanticipated events, our ability to conduct business may be compromised, which may have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.
We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain affiliated third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems. This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or cash flows.
If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised.
We outsource certain technology and business functions to third parties and expect to do so selectively in the future. If we do not effectively develop and implement our outsourcing strategy, third-party providers do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our consolidated results of operations.
Potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction, could adversely affect our business, consolidated operating results or financial condition.
Many of the products that the Company sells benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sell annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax benefits, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.
There is risk that federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.
Losses due to defaults by others, including issuers of investment securities or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our operating results, financial condition and cash flows.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 1.9 million of the 2.2 million square feet owned by the Company in the aggregate. In addition, The Hartford leases approximately 5.5 million square feet throughout the United States of America and approximately 292,000 square feet in other countries. All of the properties owned or leased are used by one or more of all eleven reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business of The Hartford — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the Sherman Act, RICO and ERISA claims.
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
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The Company has moved to dismiss the case.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid $86.5 to eligible claimants in connection with the settlement. Some additional payments to claimants may be required to fully satisfy the Company’s obligations under the settlement, but management estimates that any such payments will not exceed $1. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained. In 2006, the Company accrued $10, the amount of the self-insured retention, which reflects the amount that management believes to be the Company’s ultimate liability under the settlement net of insurance.
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
Asbestos and Environmental Claims — As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Other Operations (Including Asbestos and Environmental Claims)”, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders of The Hartford Financial Services Group, Inc. during the fourth quarter of 2007.

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

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2007
Common Stock Price
High	$97.75	$106.02	$99.87	$98.56
Low	90.77	95.82	85.44	86.78
Dividends Declared	0.50	0.50	0.50	0.53
2006
Common Stock Price
High	$88.83	$92.22	$87.84	$93.61
Low	79.24	80.63	79.86	84.73
Dividends Declared	0.40	0.40	0.40	0.50

As of February 15, 2008, the Company had approximately 380,000 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 15, 2008 was $72.48.
On February 21, 2008, The Hartford’s Board of Directors declared a quarterly dividend of $0.53 per share payable on April 1, 2008 to shareholders of record as of March 3, 2008. Dividend decisions are based on and affected by a number of factors, including the operating results and financial requirements of The Hartford and the impact of regulatory restrictions discussed in Part II, Item 7, MD&A — Capital Resources and Liquidity — Liquidity Requirements.
There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in Part II, Item 7, MD&A — Capital Resources and Liquidity — Liquidity Requirements.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information related to securities authorized for issuance under equity compensation plans.
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2007:

					Approximate Dollar
					Value of Shares
				Total Number of Shares	that May Yet Be
	Total Number			Purchased as Part of	Purchased Under
	of Shares		Average Price	Publicly Announced Plans	the Plans or
Period	Purchased		Paid Per Share	or Programs	Programs

					(in millions)

October 1, 2007 — October 31, 2007	5,429	[1]	$92.10	—	$827
November 1, 2007 — November 30, 2007	236,185	[1]	$87.11	233,900	$807
December 1, 2007 — December 31, 2007	3,179	[1]	$90.55	1,700	$807

Total	244,793		$87.27	235,600	N/A

[1]	Includes 5,429, 2,285 and 1,479 shares in October, November and December, respectively, acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
The Hartford’s Board of Directors has authorized the Company to repurchase up to $2 billion of its securities. For the year ended December 31, 2007, The Hartford repurchased $1.2 billion of its common stock (12.9 million shares) under this program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Item 6. SELECTED FINANCIAL DATA
(In millions, except for per share data and combined ratios)

	2007	2006	2005	2004	2003

Income Statement Data
Total revenues	$25,916	$26,500	$27,083	$22,708	$18,719
Income (loss) before cumulative effect of accounting changes [1]	2,949	2,745	2,274	2,138	(91)
Net income (loss) [1] [2]	2,949	2,745	2,274	2,115	(91)

Balance Sheet Data
Total assets [3]	$360,361	$326,544	$285,412	$259,585	$225,764
Long-term debt	3,142	3,504	4,048	4,308	4,610
Total stockholders’ equity	19,204	18,876	15,325	14,238	11,639

Earnings (Loss) Per Share Data Basic earnings (loss) per share [1]
Income (loss) before cumulative effect of accounting change [1]	$9.32	$8.89	$7.63	$7.32	$(0.33)
Net income (loss) [1] [2]	9.32	8.89	7.63	7.24	(0.33)
Diluted earnings (loss) per share [1] [4]
Income (loss) before cumulative effect of accounting change [1]	9.24	8.69	7.44	7.20	(0.33)
Net income (loss) [1] [2]	9.24	8.69	7.44	7.12	(0.33)
Dividends declared per common share	2.03	1.70	1.17	1.13	1.09

Other Data
Mutual fund assets [5]	$55,531	$43,732	$32,705	$28,068	$22,462

Operating Data
Combined ratios
Ongoing Property & Casualty Operations	90.8	89.3	93.2	95.3	96.5

[1]	2004 includes a $216 tax benefit related to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. 2003 includes an after-tax charge of $1.7 billion related to the Company’s 2003 asbestos reserve addition, $40 of after-tax expense related to the settlement of a certain litigation dispute, $30 of tax benefit in Life primarily related to the favorable treatment of certain tax items arising during the 1996-2002 tax years, and $27 of after-tax severance charges in Property & Casualty.

[2]	2004 includes a $23 after-tax charge related to the cumulative effect of accounting change for the Company’s adoption of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”.

[3]	In 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). The Company recorded the effect of adopting FSP FIN 39-1 as a change in accounting principle through retrospective application. The effect on total assets as of December 31, 2006, 2005, 2004, and 2003 was a decrease of $166, $145, $150 and $86, respectively.

[4]	As a result of the net loss for the year ended December 31, 2003, FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share” requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2003 diluted earnings (loss) per share, since the inclusion of options of 1.8 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 274.2.

[5]	Mutual funds are owned by the shareholders of those funds and not by the Company. As a result, they are not reflected in total assets in the Company’s balance sheet.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2007, compared with December 31, 2006, and its results of operations for each of the three years in the period ended December 31, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part I, Item 1A, Risk Factors. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in Federal or State tax laws, including changes impacting the availability of the separate account dividend received deduction; losses due to defaults by others; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	32
Critical Accounting Estimates	33
Consolidated Results of Operations	48
Life	54
Retail	62
Retirement Plans	65
Institutional	67
Individual Life	69
Group Benefits	71
International	73
Other	75
Property & Casualty	76
Total Property & Casualty	99
Ongoing Operations	100
Personal Lines	106
Small Commercial	113
Middle Market	118
Specialty Commercial	123
Other Operations (Including Asbestos and Environmental Claims)	128
Investments	136
Investment Credit Risk	145
Capital Markets Risk Management	155
Capital Resources and Liquidity	164
Impact of New Accounting Standards	170
OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments.
Life is organized into six reporting segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International. Through Life the Company provides retail and institutional investment products such as variable and fixed annuities, mutual funds, private placement life insurance and retirement plan services, individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance. In 2007, Life changed its reporting for realized gains and losses, as well as credit risk charges previously allocated between Life Other and each of Life’s reporting segments. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively “Ongoing Operations”), and the Other Operations segment. Through Property & Casualty the Company provides a number of coverages, as well as insurance-related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock, fidelity and surety, professional liability and director’s and officer’s liability coverages. Property & Casualty also provides automobile, homeowners, and home-based business coverage to individuals throughout the United States, as well as insurance-related services to businesses. In 2007, Property & Casualty changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from many of its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of the MD&A. For further overview of Life’s profitability and analysis, see page 54. For further overview of Property & Casualty’s profitability and analysis, see page 76.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.
Property and Casualty Reserves, Net of Reinsurance
The Hartford establishes property and casualty reserves to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based largely on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. Reserve estimates can change over time because of unexpected changes in the external environment. Potential external factors include (1) changes in the inflation rate for goods and services related to covered damages such as medical care, hospital care, auto parts, wages and home repair, (2) changes in the general economic environment that could cause unanticipated changes in the claim frequency per unit insured, (3) changes in the litigation environment as evidenced by changes in claimant attorney representation in the claims negotiation and settlement process, (4) changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of damages, (5) changes in the social environment regarding the general attitude of juries in the determination of liability and damages, (6) changes in the legislative environment regarding the definition of damages and (7) new types of injuries caused by new types of injurious exposure: past examples include breast implants, lead paint and construction defects. Reserve estimates can also change over time because of changes in internal company operations. Potential internal factors include (1) periodic changes in claims handling procedures, (2) growth in new lines of business where exposure and loss development patterns are not well established or (3) changes in the quality of risk selection in the underwriting process. In the case of assumed reinsurance, all of the above risks apply. In addition, changes in ceding company case reserving and reporting patterns can create additional factors that need to be considered in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $404 as of December 31, 2007, including $267 related to Other Operations and $137 related to Ongoing Operations.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by “line of business”, such as property, auto physical damage, auto liability, commercial multi-peril package business, workers’ compensation, general liability professional liability and fidelity and surety. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. In addition, within the Other Operations segment, the Company has reserves for asbestos and environmental (“A&E”) claims. Adjustments to previously established reserves, which may be material, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, information currently available has been properly considered in the reserves established for losses and loss adjustment expenses. Incurred but not reported (“IBNR”) reserves represent the difference between the estimated ultimate cost of all claims and the actual reported loss and loss adjustment expenses (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported.
The following table shows loss and loss adjustment expense reserves by line of business and by reporting segment as of December 31, 2007, net of reinsurance:

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C

Reserve Line of Business
Property	$257	$5	$54	$39	$355	$—	$355
Auto physical damage	32	6	7	11	56	—	56
Auto liability	1,636	286	285	119	2,326	—	2,326
Package business	—	1,088	843	134	2,065	—	2,065
Workers’ compensation	6	1,815	2,214	2,115	6,150	—	6,150
General liability	27	91	865	1,399	2,382	—	2,382
Professional liability	—	—	—	564	564	—	564
Fidelity and surety	—	—	—	181	181	—	181
Assumed reinsurance [1]	—	—	—	—	—	724	724
All other non-A&E	—	—	—	—	—	1,164	1,164
A&E	3	2	6	4	15	2,249	2,264

Total reserves-net	1,961	3,293	4,274	4,566	14,094	4,137	18,231
Reinsurance and other recoverables	81	177	413	2,317	2,988	934	3,922

Total reserves-gross	$2,042	$3,470	$4,687	$6,883	$17,082	$5,071	$22,153

[1]	These net loss and loss adjustment expense reserves relate to assumed reinsurance that was moved into Other Operations (formerly known as “HartRe”).
Reserving for non-A&E reserves within Ongoing and Other Operations
How non-A&E reserves are set
Reserves are set by line of business within the various reporting segments. As indicated in the above table, a single line of business may be written in one or more of the segments. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which loss data (e.g., paid losses and case reserves) emerge (i.e., is reported) over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. Within the Company’s Ongoing Operations, the shortest-tail lines of business are property and auto physical damage. The longest tail lines of business within Ongoing Operations include workers’ compensation, general liability, and professional liability. Assumed reinsurance, which is within Other Operations, is also long-tail business.
For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods and, accordingly, may not be indicative of ultimate losses.
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
Company reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. These reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. Most non-A&E reserves are reviewed fully each quarter, including loss reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability, professional liability and fidelity and surety. Other non-A&E reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for losses incurred before 1987, allocated loss adjustment expenses, assumed reinsurance, latent exposures such as construction defects, unallocated loss adjustment expense and all other non-A&E exposures within Other Operations. For reserves that are reviewed semi-annually and annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that its estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
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
The actuarial techniques or methods used primarily include paid and reported loss development, frequency / severity, expected loss ratio and Bornhuetter-Ferguson techniques. Within any one line of business, a variety of techniques are used. Within any one line of business, certain methods are generally given more influence in determining the actuarial indication. The methods that are given more influence vary within a line of business based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The following is a discussion of the most common methods used; these methods are not used for every line of business or every accident year within a line of business.
Paid Development method. Historical data, organized by accident period and calendar period, is used to develop paid loss development patterns, which are then applied to current paid losses by accident period to estimate ultimate losses. The paid development method is also used to estimate reserves for allocated loss adjustments expenses (“ALAE”).
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
Berquist-Sherman method. This method is used in cases where historical development patterns may be inappropriate for use in estimating ultimate losses of recent accident years. Under this method, the pattern of historical reported losses is adjusted for changes in case reserve adequacy and the pattern of historical paid losses is adjusted for changes in claim settlement rates.
For all lines of business, variations of the above methods are used. Examples of variation within the paid and reported development methods include:
•	The accident period used may vary (e.g., year, quarter, or month)

•	The Company may analyze the data by coverage (e.g., bodily injury separate from property damage)

•	There may be adjustments for unusual loss activity

•	For ALAE, the Company uses patterns of the relationship between paid ALAE and paid losses.
Examples of variation within the frequency /severity methods include:
•	For one sub-set of professional liability business, management estimates frequency, not through historical claim count development, but through an analysis of the securities class actions filed and policy listings

•	For some methods, management projects severity on only open claims

•	In the commercial liability lines, the Company performs the frequency / severity technique only on claims over a certain size

•	For ALAE, the Company analyzes ALAE on claims in suit and associated legal expenses separately from ALAE on other claims.
For each line of business, certain methods are given more influence than other methods. The discussion below gives a general indication of which methods are preferred by line of business. Because the actuarial estimates are generated at a much finer level of detail than line of business (e.g., by distribution channel, coverage, accident period), this description should not be assumed to apply to each coverage and accident year within a line of business. Also, as circumstances change, the methods that are given more influence will change. For example, for Personal Lines auto liability claims, reported development techniques are currently given less emphasis in making estimates for recent accident years because case reserving practices have been changing in the recent past. If case reserving practices become more stable, reported development techniques may be given more weight.
Property and Auto Physical Damage. These lines are fast-developing and paid and reported development techniques are used. The Company performs and relies primarily on reported development techniques and frequency/severity and Bornhuetter-Ferguson techniques for the most immature accident months.
Auto Liability — Personal Lines. For auto liability, and bodily injury in particular, the Company performs a greater number of techniques than it does for property and auto physical damage, including paid and reported development methods, frequency/severity approaches, and Berquist-Sherman techniques. The Company generally uses the reported development method for older accident years and the frequency/severity and Berquist-Sherman methods for more recent accident years. Recent periods are heavily influenced by changes in case reserve practices and changing disposal rates; the frequency/severity techniques are not affected as much by these changes and the Berquist-Sherman techniques specifically adjust for changes in case reserve adequacy and claim disposal rates.
Auto Liability — Commercial Lines, Package Business and Short-Tailed General Liability. As with Personal Lines auto liability, the Company performs a variety of techniques, including the paid and reported development methods and frequency / severity techniques. For older, more mature accident years, management finds that reported development techniques are best. For more recent accident years, management typically prefers frequency / severity techniques that allow it to make assumptions about the frequency of larger claims.
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
Unallocated Loss Adjustment Expense (ULAE). ULAE is analyzed separately from loss and ALAE. For most lines of business, incurred ULAE costs to be paid in the future are projected based on an expected cost per claim year and the anticipated claim closure pattern and the ratio of paid ULAE to paid loss.
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the various information that has been accumulated. Numerous factors are considered in this determination process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. In general, changes are made more quickly to more mature accident years and less volatile lines of business. At year-end 2007, total recorded net reserves excluding asbestos and environmental and excluding the allowance for uncollectible reinsurance were 2.7% higher than the actuarial indication of the reserves. Annually, as part of the statutory reporting requirements, IBNR is allocated to accident year by statutory line of business. This work forms the basis for the loss development table and reserve re-estimates table shown in the “Business” section.
During 2007, there were numerous changes to non-A&E reserve estimates. Among other loss developments in 2007, these changes included a $151 release of workers’ compensation reserves for accident years 2002 to 2006, a $49 release of general liability loss and loss adjustment expense reserves for accident years 2003 to 2006 and a $79 strengthening of workers’ compensation and general liability reserves for accident years more than 20 years old. See “Reserves” within the Property and Casualty MD&A for further discussion of reserve developments.
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
Within the commercial segments and the Other Operations segment, the Company has exposure to claims asserted for bodily injury as a result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. The Company also has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company is monitoring trends in litigation, the external environment, the similarities to other mass torts and the potential impact on the Company’s reserves.
In Personal Lines, reserving estimates are generally less variable than for the Company’s other property and casualty segments. This is largely due to the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends and their impact on recorded reserve levels. Severity trends can be impacted by changes in internal claim handling and case reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. In addition, the introduction of new products has lead to a different mix of business by type of insured than the Company experienced in the past. Beginning in 2004, the Company introduced its Dimensions auto and homeowners product for Agency business and beginning in 2007, the Company introduced its Next Generation Auto product for AARP customers. In general, the Company now has a lower proportion of preferred risks than in the past. Such a change in mix increases the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
In both Small Commercial and Middle Market, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to assumptions about medical inflation and the changing use of medical care procedures. In addition, changes in state legislative and regulatory environments impact the Company’s estimates. These changes increase the uncertainty in the application of development patterns.

In the Specialty Commercial segment, many lines of insurance, such as excess insurance and large deductible workers’ compensation insurance are “long-tail” lines of insurance. For long-tail lines, the period of time between the incidence of the insured loss and either the reporting of the claim to the insurer, the settlement of the claim, or the payment of the claim can be substantial, and in some cases, several years. As a result of this extended period of time for losses to emerge, reserve estimates for these lines are more uncertain (i.e., more variable) than reserve estimates for shorter-tail lines of insurance. Estimating required reserve levels for large deductible workers’ compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Another example of reserve variability relates to reserves for directors and officers insurance. There is potential volatility in the required level of reserves due to the continued uncertainty regarding the number and severity of class action suits, including uncertainty regarding the Company’s exposure to losses arising from the collapse of the sub-prime mortgage market. Additionally, the Company’s exposure to losses under directors and officers insurance policies is in excess layers, making estimates of loss more complex.
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
Recorded reserves for workers’ compensation, net of reinsurance, are $6.2 billion in total for Ongoing Operations. The two most important assumptions for workers’ compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers’ compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance (“NCCI”) data suggests that the annual growth in industry medical claim costs has varied from -2% to +12% since 1991. This data shows that medical inflation has been highly variable over the past decade. Across the entire workers’ compensation reserve base, a 1 point change in the annual medical inflation rate would change the estimated net reserve by $650, in either direction.
Recorded reserves for auto liability, net of reinsurance, are $2.3 billion across all lines, $1.6 billion of which is in Personal Lines. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to the Company’s results of operations in any given period. The key assumption for Personal Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A review of Insurance Services Office (“ISO”) data suggests that annual growth in industry severity since 1999 has varied from +1% to +6%. The ISO data shows recent severity changes to be in the middle of this range. A 2.5 point change in assumed annual severity is within historical variation for the industry and for the Company. A 2.5 point change in assumed annual severity for the two most recent accident years would change the estimated net reserve need by $90, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.
Recorded reserves for general liability, net of reinsurance, are $2.4 billion across Small Commercial, Middle Market and Specialty Commercial. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 10%, the estimated net reserve need would change by $350, in either direction. A 10% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Similar to general liability, assumed casualty reinsurance is affected by reported loss development pattern assumptions. In addition to the items identified above that would affect both direct and reinsurance liability claim development patterns, there is also an impact to assumed reporting patterns for any changes in claim notification from ceding companies to the reinsurer. Recorded net reserves for HartRe assumed reinsurance business, excluding asbestos and environmental liabilities, within Other Operations were $724 as of December 31, 2007. If the reported loss development patterns underlying the Company’s net reserves for HartRe assumed casualty reinsurance change by 10%, the estimated net reserve need would change by $250, in either direction. A 10% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
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
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2007 of $2.26 billion ($2.00 billion and $257 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.88 billion to $2.60 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves or to the amounts recoverable from its reinsurers.
Total Property & Casualty Reserves, Net of Reinsurance
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty businesses at December 31, 2007 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity.

Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life’s deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At December 31, 2007 and 2006, the carrying value of the Company’s Life DAC asset was $10.5 billion and $9.1 billion, respectively. At December 31, 2007 and 2006, the carrying value of the Company’s sales inducement asset was $467 and $404, respectively. At December 31, 2007 and 2006, the carrying value of the Company’s unearned revenue reserve was $1.2 billion and $842, respectively. At December 31, 2007 and 2006, the carrying value of the Company’s SOP 03-1 reserves were $590 and $517, respectively. The specific breakdown of the most significant balances by segment are as follows:

	Individual Variable Annuities —		Individual Variable Annuities —
	U.S.		Japan		Individual Life
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007	2006

DAC	$4,982	$4,420	$1,760	$1,430	$2,309	$2,013
Sales Inducements	$390	$352	$8	$2	$20	$8
URR	$124	$98	$—	$—	$816	$605
SOP 03-1 reserves	$527	$475	$42	$35	$19	$7

For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2007, 2006, and 2005 was an increase to amortization of $3, $41, and $18, respectively.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8% (after fund fees, but before mortality and expense charges) for U.S. products and 5% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. Beginning in 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior years where we used a single deterministic estimation.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
During the third quarter of 2007 and the fourth quarter of 2006, the Company refined its estimation process for DAC amortization and completed a comprehensive study of assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits during the third quarter of each successive year.
Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses in the United States and Japan, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as market, product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. As of January 31, 2008, separate account returns have been unfavorable in comparison to expectations from July 31, 2007 to January 31, 2008. Before an unlock was required in the U.S. or Japan, separate account returns would need to be approximately three times as unfavorable in comparison to expectations as they were at January 31, 2008.
Unlock and Sensitivity Analysis
During the third quarter of 2007 and the fourth quarter of 2006, the Company completed an annual, comprehensive study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses, hedging costs, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits.
The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter of 2007 was as follows:

			Death and
	DAC	Unearned	Income	Sales
Segment	and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]

Retail	$180	$(5)	$(4)	$9	$180
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16
International — Japan	16	—	6	—	22
Corporate	3	—	—	—	3

Total	$215	$(13)	$2	$9	$213

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the unlock amounts recorded during the third quarter of 2007:
•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $13, after-tax, for Japan variable annuities and $20, after-tax, for U.S. variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for U.S. variable annuities.
As a result of the unlock in the third quarter of 2007, the Company expects an immaterial change to total Company DAC amortization in 2008.

The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the fourth quarter of 2006 was as follows:

			Death and
	DAC	Unearned	Income	Sales
Segment	and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total

Retail	$(116)	$5	$(10)	$3	$(118)
Retirement Plans	20	—	—	—	20
Individual Life	(49)	31	—	—	(18)
International — Japan	26	—	27	—	53
Corporate	(13)	—	—	—	(13)

Total	$(132)	$36	$17	$3	$(76)

[1]	As a result of the unlock, death benefit reserves, in Retail, increased $294, pre-tax, offset by an increase of $279, pre-tax, in reinsurance recoverables.
The Company performs sensitivity analyses with respect to the effect certain assumptions have on EGPs and the related DAC, sales inducement, unearned revenue reserve and SOP 03-1 reserve balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective EGP-related balances in total. The following tables depict the estimated sensitivities for U.S. variable annuities and Japan variable annuities:
U.S. Variable Annuities

Effect on
EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in	balances if
benefits. Decreasing separate account returns and increasing lapse rates generally	unlocked
result in charges.)	(after-tax) [1]

If actual separate account returns were 1% above or below our aggregated estimated return	$15 — $30 [3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10 — $25 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$80 — $100
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$70 — $90 [2]

Japan Variable Annuities

Effect on
EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in	balances if
benefits. Decreasing separate account returns and increasing lapse rates generally	unlocked
result in charges.)	(after-tax) [1]

If actual separate account returns were 1% above or below our aggregated estimated return	$1 — $5 [4]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$1 — $5 [2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$15 — $25
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$10 — $20 [2]

[1]	These sensitivities are reflective of the results of our 2007 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from the date of our third quarter unlock, which reflects all in-force and account value data as of July 31, 2007, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions at that same date. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases and are most accurate for small changes in assumptions. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]	Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products.

[3]	The overall actual return generated by the U.S. variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in U.S. equity markets, the Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 although no assurance can be provided that this correlation will continue in the future.

[4]	The overall actual return generated by the Japan variable annuity separate accounts is influenced by the variable annuity products offered in Japan as well as the wide variety of funds offered within the sub-accounts of those products. The actual return is also dependent upon the relative mix of the underlying sub-accounts among the funds. Unlike in the U.S., there is no global index or market that reasonably correlates with the overall Japan actual separate account fund performance.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2007, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 54% and 69%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable.
Living Benefits Required to be Fair Valued
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The Company also offers a guaranteed minimum accumulation benefit (“GMAB”) with a variable annuity product offered in Japan. As of December 31, 2007, the fair value of the GMWB liability is $715. As of December 31, 2007, the fair value of the GMAB is immaterial. The fair value of the GMWB is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; forward market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; regression of fund returns to index returns based on the most recent three years actual results; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As GMWB obligations are relatively new in the market place, actual policyholder behavior experience is limited. As a result, estimates of future policyholder behavior are subjective and based on analogous internal and external data.
In valuing the embedded derivative, the Company attributes to the derivative a portion of fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). Attributed Fees in dollars are determined at the inception of each quarterly cohort by setting the dollars equal to the present value of expected claims. The Attributed Fees, in basis points, are determined by dividing the Attributed Fees in dollars by the present value of account value. The Attributed Fees in basis points are locked-in for each quarterly cohort. Primarily as a result of capital market conditions over the past few years, Attributed Fees for each cohort have historically been significantly below our rider fees, which also vary by product. Capital markets conditions, in particular high equity index volatility and low interest rates, during the last two quarters of 2007, have increased the Attributed Fees for those cohorts to a level close to our rider fees.
Capital market assumptions can significantly change the value of GMWB. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of increasing the value of the GMWB embedded derivative liability as of December 31, 2007 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future decreasing mortality, future increasing usage of the step-up feature and decreases in lapses will all have the effect of increasing the value of the GMWB embedded derivative liability as of December 31, 2007 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of decreasing the value of the GMWB embedded derivative liability as of December 31, 2007 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts. Upon adoption of Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS 157”) the Company expects to revise many of the assumptions used to value GMWB. See Note 1 in Notes to Consolidated Financial Statements for a discussion of SFAS 157.
Valuation of Investments and Derivative Instruments
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of AOCI. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Other investments primarily consist of limited partnership and other alternative investments and derivatives instruments. Limited partnerships are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives instruments are carried at fair value.

Valuation of Fixed Maturities
The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: third party pricing service market prices, independent broker quotations or pricing matrices. Security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from third party pricing services with the remaining unpriced securities submitted to independent brokers for prices or lastly priced via a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the asset-backed securities (“ABS”), collaterized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) pricing are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2007 and 2006 primarily consisted of non-144A private placements and have an average duration of 4.7 and 5.1 years, respectively. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from the third party is adjusted accordingly.
The following table presents the fair value of fixed maturity securities by pricing source as of December 31, 2007 and 2006.

	2007		2006
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via third party pricing services	$66,771	83.4%	$69,023	87.3%
Priced via independent broker quotations	7,561	9.4%	4,309	5.4%
Priced via matrices	5,426	6.8%	5,605	7.1%
Priced via other methods	297	0.4%	137	0.2%

Total	$80,055	100.0%	$79,074	100.0%

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Valuation of Derivative Instruments
Derivative instruments are recognized on the consolidated balance sheets at fair value. As of December 31, 2007 and 2006, approximately 89% and 84% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data, while the remaining 11% and 16%, respectively, were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market place. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads, interest and equity volatility and equity index levels. The Company performs a monthly analysis on the derivative valuation which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing changes in the market environment and monitoring trading volume. This discussion on derivative pricing excludes the GMWB rider and associated reinsurance contracts as well as the embedded derivatives associated with the GMAB product, which are discussed in the preceding paragraphs under “Living Benefits Required to be Fair Valued” section.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yields.
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, for the year ended December 31, 2007, the Company concluded $483 of unrealized losses were other-than-temporarily impaired and as of December 31, 2007, the Company’s unrealized losses for fixed maturity and available-for-sale equity securities of $2.8 billion, were temporarily impaired.
Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
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

Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations, currently available market and industry data and consultation with its plan actuaries. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 6.25% was the appropriate discount rate as of December 31, 2007 to calculate the Company’s benefit liability. Accordingly, the 6.25% discount rate will also be used to determine the Company’s 2008 pension and other postretirement expense. At December 31, 2006, the discount rate was 5.75%.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over rolling 5 year and 10 year periods, balanced along with future long-term return expectations that generally anticipate an investment mix of 60% fixed income securities, 20% equity securities and 20% alternative assets. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies market return assumptions, utilized in Life’s DAC analysis, to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon this analysis, the portfolio’s historical rates of return and management’s outlook with respect to market returns and the planned asset mix, management adjusted the long-term rate of return assumption to 7.3% as of December 31, 2007. This assumption is used to determine the Company’s 2008 expense. The long-term rate of return assumption at December 31, 2006 was 8.0%.
To illustrate the impact of these assumptions on annual pension and other postretirement expense for 2008 and going forward, a 25 basis point change in the discount rate will increase/decrease pension and other postretirement expense by approximately $16 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension and other postretirement expense by approximately $9.
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

CONSOLIDATED RESULTS OF OPERATIONS

	For the Years Ended December 31,
Operating Summary	2007	2006	2005

Earned premiums	$15,619	$15,023	$14,359
Fee income	5,436	4,739	4,012
Net investment income
Securities available-for-sale and other	5,214	4,691	4,384
Equity securities held for trading [1]	145	1,824	3,847

Total net investment income	5,359	6,515	8,231
Other revenues	496	474	464
Net realized capital gains (losses)	(994)	(251)	17

Total revenues	25,916	26,500	27,083
Benefits, losses and loss adjustment expenses [1]	14,064	15,042	16,776
Amortization of deferred policy acquisition costs and present value of future profits	2,989	3,558	3,169
Insurance operating costs and expenses	3,894	3,252	3,227
Interest expense	263	277	252
Other expenses	701	769	674

Total benefits, losses and expenses	21,911	22,898	24,098
Income before income taxes	4,005	3,602	2,985
Income tax expense	1,056	857	711

Net income	$2,949	$2,745	$2,274

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Net Income (Loss) by Operation and Life Segment	2007	2006	2005

Life
Retail	$812	$536	$595
Retirement Plans	61	101	82
Institutional	17	78	115
Individual Life	182	150	173
Group Benefits	315	298	266
International	223	231	75
Other	(52)	47	(102)

Total Life	1,558	1,441	1,204
Property & Casualty
Ongoing Operations	1,477	1,554	1,165
Other Operations	30	(35)	71

Total Property & Casualty	1,507	1,519	1,236
Corporate	(116)	(215)	(166)

Net income	$2,949	$2,745	$2,274

Ongoing Operations Underwriting Results by Segment	2007	2006	2005

Personal Lines	$322	$429	$460
Small Commercial	508	422	232
Middle Market	144	207	163
Specialty Commercial	(5)	53	(164)

Total Ongoing Operations	$969	$1,111	$691

Operating Results
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income increased primarily due to increases in Life of $117 for the year ended December 31, 2007 compared to the year ended December 31, 2006. Additionally, Property & Casualty net income decreased $12 for the year ended December 31, 2007 compared to the year ended December 31, 2006. Also included in the year ended December 31, 2007 is an increase in reserve for regulatory matters of $30, after-tax, of which $21 and $9 relates to Life and Property & Casualty, respectively.
The increase in Life’s net income was due to the following:
•	The DAC unlock benefit of $210 recorded in the third quarter of 2007.

•	Increased income on asset growth in the variable annuity, mutual fund, retirement and institutional businesses.

•	Increased net investment income, primarily due to strong partnership income.
Partially offsetting the increase in Life’s net income were the following:
•	Increased non-deferrable individual annuity asset based commissions.

•	Unfavorable mortality in Individual Life.

•	Increased DAC amortization in Group Benefits due to the adoption of Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.

•	Realized losses increased for the year ended December 31, 2007 as compared to the comparable prior year periods primarily due to net losses on GMWB derivatives and impairments.
Property & Casualty net income decreased by $12 for the year ended December 31, 2007. Ongoing Operations’ net income decreased by $77 for the year while Other Operations improved its results by $65, primarily due to a reduction in unfavorable loss reserve development.
•	Ongoing Operations’ net income decreased by $77, primarily due to a $92 after-tax decrease in underwriting results and a change from net realized capital gains of $29, after-tax, in 2006 to net realized capital losses of $104, after-tax, in 2007. The decrease in underwriting results and the change to net realized capital losses was partially offset by a $150 after-tax increase in net investment income. The decrease in underwriting results was primarily driven by an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development and an increase in insurance and operating costs and dividends, partially offset by a reduction in prior accident year reserves for workers’ compensation business.

•	Other Operations reported net income of $30 in 2007 compared to a net loss of $35 in 2006. The improvement in results was primarily due to a decrease in unfavorable prior accident year reserve development, partially offset by a change from net realized gains in 2006 to net realized losses in 2007 and a decrease in net investment income.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased primarily due to increases in Property & Casualty of $283 and in Life of $237 for the year ended December 31, 2006 compared to the year ended December 31, 2005.
Property & Casualty net income increased $283, as a result of a $389 increase in Ongoing Operations’ net income, partially offset by a decrease in Other Operations’ results from net income of $71 in 2005 to a net loss of $35 in 2006.
•	Ongoing Operations’ net income increased due to increases in underwriting results and net investment income, partially offset by a decrease in net realized capital gains. The increase in Ongoing Operations’ underwriting results was principally due to lower current accident year catastrophe losses, lower insurance operating costs and expenses due to a change in estimated Florida Citizens assessments, a change to net favorable prior accident year loss development and the effect of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005.
•	The net loss in Other Operations was primarily a result of prior year reserve development of $243, pre-tax, recorded in 2006, resulting from the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities.
Life’s net income increased $237 primarily due to growth in assets under management resulting from market growth and strong sales along with higher earned premiums. Also contributing to Life’s increased net income were the following:
•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance policies in the early to mid-1990s. The Company reduced its estimate of the ultimate cost of these cases in 2006. This reserve reduction resulted in an after-tax benefit of $34.

•	A charge of $102, after-tax, recorded in 2005 in Life to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	During 2005, the Company recorded an after-tax expense of $46, related to the termination of a provision of an agreement with a mutual fund distribution partner of the Company’s retail mutual funds.

•	Partially offsetting the increase in Life’s net income was a $63, after-tax, charge related to the unlock. See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A for further information on the unlock.
Net Realized Capital Gains and Losses
See “Investment Results” in the Investments section and the “Realized Capital Gains and Losses by Segment” table within the Life section of the MD&A.
Income Taxes
The effective tax rate for 2007, 2006 and 2005 was 26%, 24% and 24%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% for 2007, 2006 and 2005 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). Income taxes paid in 2007, 2006 and 2005 were $451, $179 and $447, respectively. For additional information, see Note 13 of Notes to Consolidated Financial Statements.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $155, $174 and $184 related to the separate account DRD in the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. The 2007 benefit included a tax of $1 related to a true-up of the prior year tax return, the 2006 benefit included a benefit of $6 related to true-ups of prior years’ tax returns and the 2005 benefit included a benefit of $3 related to a true-up of the prior year tax return.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $11 and $17 related to separate account FTC in the years ended December 31, 2007 and December 31, 2006, respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $0 and $7 in 2007 and 2006, respectively.
The Company’s unrecognized tax benefits increased by $68 during 2007 as a result of tax positions taken on the Company’s 2006 tax return and expected to be taken on its 2007 tax return, bringing the total unrecognized tax benefits to $76 as of December 31, 2007. This entire amount, if it were recognized, would affect the effective tax rate.

Earnings Per Common Share
The following table represents earnings per common share data for the past three years:

	2007	2006	2005

Basic earnings per share	$9.32	$8.89	$7.63
Diluted earnings per share	$9.24	$8.69	$7.44
Weighted average common shares outstanding (basic)	316.3	308.8	298.0
Weighted average common shares outstanding and dilutive potential common shares (diluted)	319.1	315.9	305.6

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
Outlook
Life
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition continues to be strong in the variable annuities market as the focus on guaranteed lifetime income has caused most major variable annuity writers to upgrade their suite of living benefits. The company is committed to maintaining a competitive variable annuity product line and intends to refresh its suite of living benefits in May 2008.
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
The future profitability of the Retirement Plans segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. During December 2007, the Company announced three acquisitions. Disciplined expense management will continue to be a focus; however, as Life looks to expand its reach in these markets, additional investments in service and technology will occur.
The Institutional Investment Products (“IIP”) markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits, therefore the Company may not be able to sustain the level of assets under management growth attained in 2007. The Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
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
Individual Life continues to expand its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as life brokerage. In its core channels, the Company is looking to broaden its sales system and internal wholesaling, take advantage of cross selling opportunities and extend its penetration in the private wealth management services areas. Variable universal life mix remained strong during the year ended December 31, 2007. Future sales will be driven by the Company’s management of current distribution relationships and development of new sources of distribution while offering competitive and innovative new products and product features.
Individual Life accepts and maintains, for risk management purposes, up to $10 in risk per any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.

Management is committed to selling competitively priced Group Benefits products that meet the Company’s internal rate of return guidelines and as a result, sales may fluctuate based on the competitive pricing environment in the marketplace. In 2007, the Company generated premium growth due to the increased scale of the group life and disability operations. However, fully insured on-going sales, excluding buyouts declined primarily due to fewer large national account sales, and the small case competitive environment remained intense. In addition, there was an anticipated reduction in association life sales from an unusually high prior year period. The Company also completed a renewal rights transaction associated with its medical stop loss business during the second quarter of 2007. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting.
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
Competition has continued to increase in the Japanese market as the most significant competition the result of the strengthening of domestic competitors. This competition has resulted in changes in key distribution relationships that have negatively impacted current year deposits and could potentially impact future deposits. Deposits in 2007 were also negatively impacted by new financial regulations and laws that affect distribution. The Company continues to focus its efforts on strengthening our distribution relationships and improving our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. In February 2007, Life introduced a new variable annuity product called “3 Win” to complement its existing variable annuity product offerings in Japan. The new product has been favorably received by the market with the new product accounting for 42% of Japan’s sales for the year ended December 31, 2007. The success of the Company’s enhanced product offerings, including those to be launched in 2008, will ultimately be based on customer acceptance in an increasingly competitive environment.

Property & Casualty
In 2008, management expects written premium growth to be flat to 3% higher, primarily driven by an increase in Personal Lines and Small Commercial, partially offset by an expected decline in Middle Market.
The Personal Lines segment is expected to deliver written premium growth of 2% to 5% in 2008, including growth from both AARP and Agency. The Company expects personal auto written premium to increase 3% to 6% and homeowners’ written premium to be flat to 3% higher. Management expects that growth from Agency business will be largely driven by appointing more agents and increasing the flow of new business from recently appointed agents and growth in AARP business will be largely driven by continued direct marketing to AARP members and an expansion of underwriting appetite through the continued roll-out of the “Next Gen Auto” product.
Within Small Commercial, management expects written premium in 2008 to be flat to 3% higher, primarily driven by increasing the flow of new business from agents, selectively expanding its underwriting appetite, refining pricing models and upgrading product features. Management expects that 2008 written premium for Middle Market will be 1% to 4% lower as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Contributing to the expected decline in Middle Market written premium is the effect of state-mandated rate reductions in workers’ compensation and increased competition in specific geographic markets and lines. Within Specialty Commercial, management expects written premium to be flat to 3% higher, primarily driven by an increase in professional liability, fidelity and surety written premium, partially offset by a decrease in property written premium.
Market conditions in the commercial lines industry continue to be soft with written pricing likely to decline further in 2008, more so on the larger accounts. While carriers in the personal lines industry will continue to compete on price, management expects that pricing will firm a bit in 2008 as combined ratios have risen in the past couple of years and eroded profitability. For the Company, written pricing in 2007 was flat in auto and increased in homeowners. Written pricing increases in homeowners were due largely to higher insured property values and higher insurance-to-value. Written pricing declined in the Company’s Small Commercial and Middle Market segments during 2007 with the largest written pricing decreases on commercial auto, marine and Middle Market workers’ compensation insurance.
Excluding catastrophes and prior accident year development, underwriting margins will likely continue to decline in 2008 due to an increase in non-catastrophe property loss costs in some lines of business, a decrease in earned pricing and an increase in insurance operating costs and expenses, partially offset by a slightly lower expected loss and loss adjustment expense ratio on workers’ compensation business and a decrease in policyholder dividends. Management expects that an increase in non-catastrophe property claim severity will be partially offset by favorable frequency. Reflecting favorable trends in workers’ compensation loss costs in recent accident years, management expects a slightly lower loss and loss adjustment expense ratio for workers’ compensation claims in the 2008 accident year, although the improvement, if any, depends on continued favorable frequency. Due to the earned pricing and loss cost trends, management expects that, in 2008, the loss and loss adjustment expense ratio before catastrophes and prior accident year development will increase in Personal Lines and Specialty Commercial, remain relatively flat in Middle Market and may decrease slightly in Small Commercial.
Current accident year catastrophe losses in 2007, at 1.7 percent of Ongoing Operations’ earned premium, were lower than the long-term historical average. While catastrophe losses vary significantly from year to year and are unpredictable, management has assumed that catastrophe losses in 2008 will be closer to 3% to 3.5% of earned premium. Despite a mild hurricane season and a relatively low level of catastrophe losses in 2007, the Company will continue to manage its exposure to catastrophe losses through the ongoing assessment of its risk, disciplined underwriting and the use of reinsurance and other risk transfer alternatives, as appropriate. As of January 1, 2008, the Company’s retention under its principal property catastrophe reinsurance program remained at $250 per catastrophe event. With the January 1, 2008 renewal, the cost of the company’s principal property catastrophe reinsurance program decreased modestly.
The expense ratio is expected to increase in 2008, in part, due to a lower expected earned premium in Middle Market, an increase in the cost of sales and service operations and investments in technology to support future growth. The policyholder dividend ratio was unusually high in 2007 due to the accrual of $25 in dividends due to certain workers’ compensation policyholders as a result of underwriting profits. (See the Property and Casualty MD&A section for further discussion.)
Driven primarily by an expected increase in loss costs and underwriting expenses, the Company expects an Ongoing Operations’ combined ratio before catastrophes and prior accident year development of between 90.0 and 93.0, compared to 90.5 in 2007. Likewise, Property & Casualty operating cash flow is expected to be less favorable than in 2007, although still very positive. Management expects a modest increase in net investment income in 2008 primarily driven by net underwriting cash inflows, as the high level of partnership and hedge fund income recorded in 2007 is not expected to recur in 2008 and the effect of net underwriting cash inflows will likely be partially offset by a lower investment yield. Based upon current market forward interest rate expectations and moderating partnership income towards the end of 2007, management expects the after-tax investment yield for Property & Casualty to be about 4.0% in 2008, a decline from the after-tax yield of 4.4% in 2007.
The Other Operations segment will continue to manage the discontinued operations of the Company as well as claims (and associated reserves) related to asbestos, environmental and other exposures. The Company will continue to review various components of all of its reserves on a regular basis.

LIFE
Executive Overview
Life provides retail and institutional investment products such as variable and fixed annuities, mutual funds, PPLI, and retirement plan services, individual life insurance and group benefit products, such as group life and group disability insurance. In 2007, Life changed its reporting for realized gains and losses, as well as credit risk charges previously allocated between Life Other and each of Life’s reporting segments. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans. Canadian and offshore investment products.
Retirement Plans offers retirement plan products and services to corporations and municipalities under Section 401(k), 403(b) and 457 plans.
Institutional primarily offers institutional investment products (“IIP”), including stable value products (which includes investor notes) and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals. Institutional also offers mutual funds to institutional investors. Furthermore, Institutional offers additional individual products including structured settlements, consumer notes and single premium immediate annuities and longevity assurance.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
Group Benefits provides individual members of employer groups, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits and group retiree health.
International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; inter-segment eliminations and the mark-to-market adjustment for the International variable annuity assets that are classified as equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations.
Life charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Inter-segment revenues primarily occur between Life’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus.
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
Life’s profitability in its variable annuity, mutual fund and, to a lesser extent, variable universal life businesses, depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. Life uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. An immediate significant downturn in the financial markets could result in a charge against deferred acquisition costs. See the Critical Accounting Estimates section of the MD&A for further information on DAC unlocks.
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

Life’s profitability in its individual life insurance and group benefits businesses depends largely on the size of its in-force block, the adequacy of product pricing and underwriting discipline, actual mortality and morbidity experience, and the efficiency of its claims and expense management.
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

	As of and for the years ended December 31,
Product/Key Indicator Information	2007	2006	2005

Retail U.S. Individual Variable Annuities

Account value, beginning of period	$114,365	$105,314	$99,617
Net flows	(2,733)	(3,150)	(881)
Change in market value and other	7,439	12,201	6,578

Account value, end of period	$119,071	$114,365	$105,314

Retail Mutual Funds

Assets under management, beginning of period	$38,536	$29,063	$25,240
Net sales	5,545	5,659	1,335
Change in market value and other	4,302	3,814	2,488

Assets under management, end of period	$48,383	$38,536	$29,063

Retirement Plans

Account value, beginning of period	$23,575	$19,317	$16,493
Net flows	1,669	2,545	1,618
Change in market value and other	1,850	1,713	1,206

Account value, end of period	$27,094	$23,575	$19,317

Individual Life
Variable universal life account value, end of period	$7,284	$6,637	$5,902
Total life insurance in-force	179,483	164,227	150,801

International — Japan Annuities

Account value, beginning of period	$31,343	$26,104	$14,631
Net flows	4,525	4,393	10,857
Change in market value, currency translation and other	1,769	846	616

Account value, end of period	$37,637	$31,343	$26,104

S&P 500 Index
Year end closing value	1,468	1,418	1,248
Daily average value	1,477	1,310	1,208

Year ended December 31, 2007 compared to year ended December 31, 2006
•	Increases in Retail U.S. individual variable annuity account values as of December 31, 2007 can be primarily attributed to market growth during the year and improved net flows due to an increase in sales.

•	In addition to strong positive net flows, market appreciation and diversified sales growth during the year contributed to Retail mutual funds assets under management growth.

•	Retirement Plans account values increased for the year ended December 31, 2007 due to positive net flows driven by ongoing contributions and market appreciation during the year.

•	Individual Life variable universal life account values increased primarily due to market appreciation and positive net flows. Life insurance in-force increased from the prior periods due to business growth.

•	International — Japan annuity account values continue to grow as a result of positive net flows and a strengthening of the yen versus the dollar offset by a decline in market performance throughout the year.

Year ended December 31, 2006 compared to year ended December 31, 2005
•	The increase in Retail U.S. individual variable annuity account values can be attributed primarily to market growth during 2006.

•	Net flows for the Retail U.S. individual variable annuity business were negative and have worsened from prior year levels resulting from higher surrenders outpacing increased deposits due primarily to increased competition in the living benefit market.

•	Mutual fund net sales increased substantially over the prior year as a result of focused wholesaling efforts and favorable fund and equity market performance.

•	The increase in Retirement Plans account values is due to positive net flows over the past year due to higher deposits and market appreciation.

•	Individual Life variable universal life account value increased due primarily to premiums, deposits and market appreciation. Life insurance in-force increased from December 31, 2005 due to business growth.

•	International — Japan annuity account values as of December 31, 2006 were higher as a result of positive net flows and fund performance, offset by the effects of currency translation. Japan net flows have decreased from the prior year due to increased competition.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate and the related crediting rates on average assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on partnership investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

For the years ended December 31,
	2007	2006	2005

Retail — Individual Annuity	181.1 bps	160.3 bps	160.4 bps
Retirement Plans	161.0 bps	146.0 bps	149.2 bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	124.0 bps	82.0 bps	60.0 bps
Individual Life	136.7 bps	124.7 bps	123.3 bps

Year ended December 31, 2007 compared to year ended December 31, 2006
•	Retail individual annuity, Retirement Plans, Institutional and Individual Life net investment spreads increased primarily due to a higher allocation of investments in higher yield/higher risk investment classes, including limited partnerships and alternative investments and relative strong performance of this asset class in 2007.
Year ended December 31, 2006 compared to year ended December 31, 2005
•	Net investment spreads were virtually unchanged in 2006 as compared to 2005 with the exception of Institutional where increased partnership income increased spread from 2005 to 2006.
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

	For the years ended December 31,
Group Benefits	2007	2006	2005

Total premiums and other considerations	$4,301	$4,149	$3,811
Fully insured ongoing sales (excluding buyouts)	770	861	779
Persistency	87%	87%	87%

•	Earned premiums and other considerations include $27, $12 and $27 in buyout premiums for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in premiums and other considerations for Group Benefits in 2007 compared to 2006 was driven by growth in the block of business. The increase in premiums and other considerations for Group Benefits in 2006 compared to 2005 was driven by a sales growth of 11%.

•	Fully insured ongoing sales, excluding buyouts, declined in 2007 from 2006 primarily due to fewer large national account sales, and the small case competitive environment remained intense. The Company also completed a renewal rights arrangement associated with its medical stop loss business during the second quarter of 2007 eliminating new sales related to this business. In addition, there was an anticipated decrease in association life sales from an unusually high comparable prior year period. The increase in 2006 from 2005 was primarily due to strong national account and association life sales.
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
The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits). The individual annuity business within Retail accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for Life.

	For the years ended December 31,
Retail	2007		2006		2005

General insurance expense ratio (individual annuity)	17.9	bps	17.2	bps	17.9	bps
DAC amortization ratio (individual annuity)		25.5%		65.3%		51.1%
DAC amortization ratio (individual annuity) excluding DAC unlock [1]		47.9%		52.4%		51.1%
Insurance expenses, net of deferrals		$1,221		$994		$867

Individual Life
Death benefits		$298		$251		$241
Insurance expenses, net of deferrals		$193		$179		$166

Group Benefits
Total benefits and losses		$3,109		$3,002		$2,794
Loss ratio (excluding buyout premiums)		72.1%		72.3%		73.1%
Insurance expenses, net of deferrals		$1,131		$1,101		$1,022
Expense ratio (excluding buyout premiums)		27.9%		27.6%		27.8%

International — Japan
General insurance expense ratio	48.4	bps	49.1	bps	68.2	bps
DAC amortization ratio		35.3%		30.2%		45.5%
DAC amortization ratio excluding DAC unlock [1]		40.0%		40.7%		45.5%
Insurance expenses, net of deferrals		$192		$160		$148

[1]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A
Year ended December 31, 2007 compared to year ended December 31, 2006
•	Retail individual annuity general insurance expense ratio increased in 2007 primarily due to higher service and technology costs.

•	The Retail DAC amortization ratio (individual annuity) excluding DAC unlock declined in 2007, primarily due to the unlock charge recorded in 2006. DAC unlock charges generally have the effect of reducing future DAC amortization rates. Retail expects the DAC amortization ratio to be between 41% and 46% until the next unlock in 2008.

•	Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets as well as increasing non-deferrable commissions on strong mutual fund deposits.

•	Individual Life death benefits increased in 2007 primarily due to a larger life insurance in-force and unfavorable mortality.

•	Group Benefits expense ratio, excluding buyouts, increased in 2007 primarily due to higher DAC amortization.

•	International — Japan general insurance expense ratio declined in 2007 as Japan further leveraged the existing infrastructure as it attains economies of scale.
Year ended December 31, 2006 compared to year ended December 31, 2005
•	Retail individual annuity asset growth in 2006 decreased it’s expense ratio to a level lower than prior years.

•	Individual Life death benefits increased 4% in 2006 primarily due to a larger insurance in-force. Individual Life insurance expenses, net of deferrals increased 8% for 2006 consistent with the growth of life insurance in-force.

•	The Group Benefits loss ratio, excluding buyouts, for 2006 decreased due to favorable mortality experience, partially offset by unfavorable morbidity experience. Loss ratios experience volatility in period over period comparisons due to fluctuations in mortality and morbidity experience.

•	International — Japan’s expense ratio declined in 2006 as Japan further leveraged the existing infrastructure as it attains economies of scale.

Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits and Individual Life, after-tax margin is a key indicator of overall profitability.

Ratios	2007	2006	2005

Retail
Individual annuity return on assets (“ROA”)	58.9 bps	39.9 bps	51.9 bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(13.3) bps	(7.4) bps	(2.2) bps
Effect of DAC unlock on ROA [2]	15.6 bps	(6.0) bps	—

ROA excluding realized gains (losses) and DAC unlock	56.6 bps	53.3 bps	54.1 bps

Retirement Plans
Retirement Plans return on assets (“ROA”)	22.9 bps	44.7 bps	42.7 bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(10.5) bps	(3.1) bps	3.1 bps
Effect of DAC unlock on ROA [2]	(3.4) bps	8.9 bps	—

ROA excluding realized gains (losses) and DAC unlock	36.8 bps	38.9 bps	39.6 bps

Institutional
Institutional return on assets (“ROA”)	3.0 bps	16.6 bps	28.4 bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(21.5) bps	(5.1) bps	5.7 bps
Effect of DAC unlock on ROA [2]	0.2 bps	—	—

ROA excluding realized gains (losses) and DAC unlock	24.3 bps	21.7 bps	22.7 bps

Individual Life
After-tax margin	16.0%	13.3%	15.9%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(1.3%)	(1.5%)	1.0%
Effect of DAC unlock on after-tax margin [2]	1.4%	(1.6%)	—

After-tax margin excluding realized gains (losses) and DAC unlock	15.9%	16.4%	14.9%

Group Benefits
After-tax margin (excluding buyouts)	6.7%	6.6%	6.4%
Effect of net realized gains (losses), net of tax on after-tax margin (excluding buyouts) [1]	(0.4%)	(0.1%)	(0.1%)

After-tax margin (excluding buyouts) excluding realized gains (losses)	7.1%	6.7%	6.5%

International — Japan
International — Japan return on assets (“ROA”)	73.4 bps	87.7 bps	49.6 bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [1] [3]	(8.1) bps	(5.6) bps	(9.3) bps
Effect of DAC unlock on ROA [2]	6.4 bps	18.5 bps	—

ROA excluding realized gains (losses) and DAC unlock	75.1 bps	74.8 bps	58.9 bps

[1]	See “Realized Capital Gains and Losses by Segment” table within the Life Section of the MD&A.

[2]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.

[3]	Included in net realized gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.
Year ended December 31, 2007 compared to year ended December 31, 2006
•	The increase in Retail individual annuity’s ROA, excluding realized gain (losses) and DAC unlock, was primarily due to increased net investment income on allocated capital and an increase in partnership income. This was partially offset by an increase in the effective tax rate as a result of revisions in the estimates of the separate account DRD and FTC.
•	The decrease in Retirement Plan’s ROA, excluding realized gains (losses) and DAC unlock, was primarily due to a shift in product mix resulting in lower fees as a percent of assets.
•	The increase in Institutional’s ROA, excluding realized gains (losses) and DAC unlock, is primarily due to an increase in partnership income and increased net investment income on allocated capital.
•	Individual Life’s decrease in after-tax margin, excluding realized gains (losses) and DAC unlock, is primarily due to unfavorable mortality experience in 2007 compared to 2006.

•	The increase in the Group Benefits after-tax margin, excluding buyouts, excluding realized gains (losses), was due to an improvement in the loss ratio, partially offset by higher DAC amortization.
Year ended December 31, 2006 compared to year ended December 31, 2005
•	The decrease in Retail individual annuity’s ROA, excluding realized gain (losses) and DAC unlock, was primarily due to an increase in trail commissions in 2006.
•	The decrease in Retirement Plan’s ROA, excluding realized gains (losses) and DAC unlock, was primarily due to higher maintenance expenses in 2006.
•	The decrease in Institutional’s ROA, excluding realized gains (losses) and DAC unlock, is primarily due to higher maintenance expense in 2006.
•	Individual Life’s after-tax margin, excluding realized gains (losses) and DAC unlock, increased primarily due to favorable mortality experience in 2006 compared to 2005 as well as favorable revisions to DAC estimates reflected in the first half of 2006.
•	The improvement in the Group Benefits after-tax margin, excluding realized gains (losses) and DAC unlock, for 2006 was primarily due to an improvement in the loss ratio, including the release of certain life reserves, partially offset by higher income tax expense.
•	International’s ROA, excluding realized gains (losses) and DAC unlock, increased significantly in 2006 primarily due to the leveraging of its existing infrastructure through disciplined expense management.

Life Operating Summary	2007	2006	2005

Earned premiums	$5,123	$4,590	$4,203
Fee income	5,420	4,726	4,000
Net investment income
Securities available-for-sale and other	3,497	3,184	2,998
Equity securities held for trading [1]	145	1,824	3,847

Total net investment income	3,642	5,008	6,845
Net realized capital losses	(819)	(260)	(25)

Total revenues	13,366	14,064	15,023
Benefits, losses and loss adjustment expenses [1]	7,147	8,040	9,809
Amortization of deferred policy acquisition costs and present value of future profits	884	1,452	1,172
Insurance operating costs and other expenses	3,230	2,708	2,522

Total benefits, losses and expenses	11,261	12,200	13,503
Income before income taxes	2,105	1,864	1,520
Income tax expense	547	423	316

Net income	$1,558	$1,441	$1,204

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Year ended December 31, 2007 compared to the year ended December 31, 2006
The increase in Life’s net income was due to the following:
•	The DAC unlock benefit of $210 recorded in the third quarter of 2007.
•	Increased income on asset growth in the variable annuity, mutual fund, retirement and institutional businesses.
•	Increased net investment income, primarily due to strong partnership income.
Partially offsetting the increase in Life’s net income were the following:
•	Increased non-deferrable individual annuity asset based commissions.
•	Unfavorable mortality in Individual Life.
•	Increased DAC amortization in Group Benefits due to the adoption of SOP 05-1.
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s and therefore, released a reserve for these matters of $34, after-tax.
•	Realized losses increased for the year ended December 31, 2007 as compared to the comparable prior year periods primarily due to net losses on GMWB derivatives and impairments.
Year ended December 31, 2006 compared to the year ended December 31, 2005
•	Net income increased primarily due to growth in assets under management resulting from market growth and sales, along with higher earned premiums in Group Benefits. The increase in net investment income was primarily due to income earned on higher average invested assets base, an increase in interest rates and a change in asset mix (e.g. greater investment in mortgage loans and limited partnerships). The increase in average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales.

•	Net realized capital losses were larger in the year ended December 31, 2006 compared to 2005 primarily due to rising interest rates. Components of the increased realized losses included increased other than temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), losses on non-qualifying derivatives and net losses on sales of investments.
•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.
•	During 2005, the Company recorded an after-tax expense of $46, related to the termination of a provision of an agreement with a mutual fund distribution partner of the Company’s retail mutual funds.
•	Life recorded an after-tax charge of $102 in 2005 to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC, and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for the year ended December 31, 2007

			Japanese	Periodic net
			fixed	coupon				Total
			annuity	settlements	U.S. GMWB			gains/losses,
	Gains/losses		contract	on credit	derivatives,	Other,		net of tax
	on sales, net	Impairments	hedges, net	derivatives/Japan	net	net	Total	and DAC

Retail	$17	$(87)	$—	$1	$(277)	$(35)	$(381)	$(169)
Retirement Plans	(11)	(22)	—	—	—	(8)	(41)	(28)
Institutional	13	(148)	—	3	—	(56)	(188)	(121)
Individual Life	7	(21)	—	—	—	(14)	(28)	(15)
Group Benefits	8	(19)	—	—	—	(19)	(30)	(18)
International	—	(48)	18	(68)	—	(18)	(116)	(64)
Other	11	(13)	—	24	—	(57)	(35)	(31)

Total	$45	$(358)	$18	$(40)	$(277)	$(207)	$(819)	$(446)

Net realized gains (losses) for the year ended December 31, 2006

			Japanese
			fixed	Periodic net				Total
			annuity	coupon settlements	U.S. GMWB			gains/losses,
	Gains/losses		contract	on credit	derivatives,	Other,		net of tax
	on sales, net	Impairments	hedges, net	derivatives/Japan	net	net	Total	and DAC

Retail	$(44)	$(6)	$—	$3	$(26)	$(14)	$(87)	$(90)
Retirement Plans	(9)	(6)	—	—	—	(1)	(16)	(7)
Institutional	23	(32)	—	1	—	(29)	(37)	(24)
Individual Life	(1)	(18)	—	(1)	—	(5)	(25)	(17)
Group Benefits	(6)	(3)	—	1	—	(5)	(13)	(8)
International	(4)	(2)	(17)	(63)	—	(2)	(88)	(47)
Other	(1)	(9)	—	11	—	5	6	5

Total	$(42)	$(76)	$(17)	$(48)	$(26)	$(51)	$(260)	$(188)

Net realized gains (losses) for the year ended December 31, 2005

			Japanese
			fixed	Periodic net				Total
			annuity	coupon settlements	U.S. GMWB			gains/losses,
	Gains/losses		contract	on credit	derivatives,	Other,		net of tax
	on sales, net	Impairments	hedges, net	derivatives/Japan	net	net	Total	and DAC

Retail	$50	$(15)	$—	$1	$(46)	$(28)	$(38)	$(24)
Retirement Plans	19	(3)	—	—	—	(2)	14	6
Institutional	23	(7)	—	1	—	19	36	23
Individual Life	14	(4)	—	—	—	7	17	11
Group Benefits	(2)	(8)	—	—	—	—	(10)	(7)
International	(13)	—	(36)	(34)	—	19	(64)	(37)
Other	1	—	—	—	—	19	20	14

Total	$92	$(37)	$(36)	$(32)	$(46)	$34	$(25)	$(14)

Year ended December 31, 2007 compared to the year ended December 31, 2006
Net realized capital losses increased in 2007 as compared to 2006 were primarily due to higher losses on impairments, GMWB derivatives, and other net losses, partially offset by higher net gains on sale of investments. A more expanded discussion of these components is as follows:
•	Across all lines of business, impairments increased $282 in 2007 primarily due to an increase in credit related other than temporary impairments taken on ABS securities backed by subprime residential mortgage loans and securities in the financial services and building sectors. For further discussion, see the Other-Than-Temporary Impairments discussion within Investment section of the MD&A.
•	Retail losses on GMWB rider embedded derivatives increased $251 primarily due to liability model assumption updates and modeling refinements made in 2007, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as those to reflect newly reliable market inputs for volatility.
•	Across all lines of business, Other net losses increased $156 in 2007 primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in 2007 compared to the prior year was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the US housing market, tightened lending conditions, reduction of risk appetite as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A.
•	The net gains on sales resulted primarily from changes in credit spreads, foreign currency exchanges rates and interest rates from the date of purchase. For further discussion of gross gains and losses, see “Investment Results” in the Investments section of the MD&A.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net realized capital losses increased in 2006 as compared to 2005 primarily as a result of a higher interest rate environment. The components that drove the increase in net losses during the year ended December 31, 2006 included net losses on sales of fixed maturity securities, other-than-temporary impairments, periodic net coupon settlements and losses in Other, net, partially offset by a decrease in losses associated with GMWB derivatives. A more expanded discussion of these components is as follows:
•	Retail losses decreased $20 on GMWB derivatives, primarily driven by a more significant impact from liability model refinements and assumption updates in 2005 as compared to 2006. For further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk Management section of the MD&A under “Market Risk-Life”.
•	International losses on periodic net coupons from currency swaps increased $29 primarily due to increased fixed annuity assets.
•	Other net losses were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a pre-tax benefit of $25 received from the WorldCom security settlement.
•	Across all lines of business, other-than-temporary impairments were primarily recorded on corporate fixed maturities. For further discussion, see the Other-Than-Temporary Impairments section within the Investments section of the MD&A.
•	The net losses on sales were derived by fixed maturities for the year ended December 31, 2006 and were primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see “Investment Results” in the Investments section of the MD&A.
A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

RETAIL

Operating Summary	2007	2006	2005

Fee income and other	$3,117	$2,695	$2,324
Earned premiums	(62)	(86)	(52)
Net investment income	801	839	933
Net realized capital losses	(381)	(87)	(38)

Total revenues	3,475	3,361	3,167
Benefits, losses and loss adjustment expenses	820	819	895
Insurance operating costs and other expenses	1,221	994	867
Amortization of deferred policy acquisition costs and present value of future profits	406	973	740

Total benefits, losses and expenses	2,447	2,786	2,502
Income before income taxes	1,028	575	665
Income tax expense	216	39	70

Net income	$812	$536	$595

Assets Under Management	2007	2006	2005

Individual variable annuity account values	$119,071	$114,365	$105,314
Individual fixed annuity and other account values	10,243	9,937	10,222
Other retail products account values	677	525	336

Total account values [1]	129,991	124,827	115,872

Retail mutual fund assets under management	48,383	38,536	29,063
Other mutual fund assets under management	2,113	1,489	1,004

Total mutual fund assets under management	50,496	40,025	30,067

Total assets under management	$180,487	$164,852	$145,939

[1]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds and other investment products. Life is both a large writer and seller of individual variable annuities and a top seller of individual variable annuities throughout banks in the United States.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income in Retail increased for the year ended December 31, 2007, primarily driven by lower amortization of DAC resulting from the unlock benefit in the third quarter of 2007, fee income growth in the variable annuity and mutual fund businesses, partially offset by increased non-deferrable individual annuity asset based commissions and mutual fund commissions In addition, realized capital losses increased $294 for the year ended December 31, 2007 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. A more expanded discussion of income growth is presented below:
•	Fee income increased for the year ended December 31, 2007 primarily as a result of growth in variable annuity average account values. The year-over-year increase in average variable annuity account values can be attributed to market appreciation of $7.4 billion during the year. Variable annuities had net outflows of $2.7 billion in 2007. Net outflows were driven by surrender activity due to the aging of the variable annuity inforce block of business and increased sales competition, particularly competition related to guaranteed living benefits.
•	Mutual fund fee income increased 23% for the year ended December 31, 2007 due to increased assets under management driven by net sales of $5.5 billion and market appreciation of $4.4 billion during 2007.
•	Net investment income has declined for the year ended December 31, 2007 due to a decrease in variable annuity fixed option account values of 11% or $635. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Offsetting this decrease in net investment income was an increase in the returns on partnership income of $14 for the year ended December 31, 2007.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2007. These increases were principally driven by mutual fund commission increases of $75 for the year ended December 31, 2007 due to growth in deposits of 29%. In addition, non-deferrable variable annuity asset based commissions increased $67 for the year ended December 31, 2007 due to a 4% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.
•	Lower amortization of DAC resulted from the unlock benefit during the third quarter of 2007 as compared to an unlock expense during the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

•	The effective tax rate increased from 7% to 21% for the year ended December 31, 2007 from the prior year due to an increase in income before income taxes and revisions in the estimates of the separate account DRD which resulted in an incremental tax of $17, and foreign tax credits.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in the Retail segment for the year ended December 31, 2006 decreased primarily due to higher amortization of DAC resulting from the unlock expense during the fourth quarter of 2006. In addition, realized capital losses increased $49 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Offsetting these losses was improved fee income driven by higher assets under management resulting primarily from market growth. The following other factors contributed to the change in income:
•	The increase in fee income in the variable annuity business for the year ended December 31, 2006 was mainly a result of growth in average account values. The year-over-year increase in average variable annuity account values can be attributed to market appreciation of $12.2 billion during 2006. Variable annuities had net outflows of $3.2 billion for the year ended December 31, 2006 compared to net outflows of $881 for the year ended December 31, 2005. Net outflows from additional surrender activity were due to increased deposits competition, particularly from competitors offering variable annuity products with guaranteed living benefits.
•	Mutual fund fee income increased 26% for the year ended December 31, 2006 due to increased assets under management driven by market appreciation of $3.9 billion and net deposits of $5.7 billion during the year. This increase was primarily attributable to focused wholesaling efforts.
•	Despite stable general account investment spread during the year, net investment income has steadily declined for the year ended December 31, 2006 due to variable annuity transfers from the fixed account to the separate account combined with surrenders in the fixed MVA contracts. Despite these outflows, a more favorable interest rate environment during 2006 has resulted in increased deposits and a lower surrender rate due to fewer contracts up for renewal for the year ended December 31, 2006 resulting in a decrease in net outflows of $1.3 billion compared to the prior year.
•	Benefits, losses and loss adjustment expenses have decreased for the year ended December 31, 2006 due to a decline in interest credited as a result of fixed annuity outflows which decreased fixed annuity account values.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 primarily due to an increase in mutual fund commissions due to significant growth in deposits. In addition, variable annuity asset based commissions increased due to 9% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin. During 2005, the Company recorded an after-tax expense of $46, for the termination of a provision of an agreement with a distribution partner of the Company’s retail mutual funds.
•	Higher amortization of DAC resulted from the unlock during the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•	The effective tax rate declined due to separate account DRD and foreign tax credit true-up benefits recorded in 2006.
Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition continues to be strong in the variable annuities market as the focus on guaranteed lifetime income has caused most major variable annuity writers to upgrade their suite of living benefits. The company is committed to maintaining a competitive variable annuity product line and intends to refresh its suite of living benefits in May 2008.
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
Management’s current full year projections for 2008 are as follows:
•	Variable annuity sales of $12.0 billion to $13.0 billion
•	Fixed annuity sales of $750 to $1.25 billion
•	Retail mutual fund sales of $13.5 billion to $15.5 billion
•	Variable annuity outflows of $4.2 billion to $5.2 billion
•	Fixed annuity outflows of $0 to $500
•	Retail mutual fund net sales of $4.0 billion to $6.0 billion

RETIREMENT PLANS

Operating Summary	2007	2006	2005

Fee income and other	$238	$193	$152
Earned premiums	4	19	10
Net investment income	355	326	311
Net realized capital gains (losses)	(41)	(16)	14

Total revenues	556	522	487
Benefits, losses and loss adjustment expenses	249	250	231
Insurance operating costs and other expenses	170	136	117
Amortization of deferred policy acquisition costs	58	(4)	30

Total benefits, losses and expenses	477	382	378
Income before income taxes	79	140	109
Income tax expense	18	39	27

Net income	$61	$101	$82

Assets Under Management	2007	2006	2005

403(b)/457 account values	$12,363	$11,540	$10,475
401(k) account values	14,731	12,035	8,842

Total account values [1]	27,094	23,575	19,317

403(b)/457 mutual fund assets under management [2]	26	—	163
401(k) mutual fund assets under management	1,428	1,140	947

Total mutual fund assets under management	1,454	1,140	1,110

Total assets under management	$28,548	$24,715	$20,427

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	In 2006, 403(b)/457 mutual fund assets declined to zero due to remaining business being transferred to the Institutional segment. In 2007, Life began selling mutual fund based products in the 403(b) market.
The Retirement Plans segment primarily offers customized wealth creation and financial protection for corporate and government employers through its two business units, 403(b)/457 and 401(k).
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income in Retirement Plans decreased for the year ended December 31, 2007 due to higher amortization of DAC as a result of the unlock expense in the third quarter of 2007, partially offset by a growth in fee income. In addition, realized capital losses increased $25 for the year ended December 31, 2007 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in income:
•	Fee income increased for the year ended December 31, 2007 primarily due to an increase in 401(k) average account values. This growth in 401(k) business is primarily driven by positive net flows of $1.8 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $888 to assets under management over the past year.
•	Net investment income increased for the year ended December 31, 2007 for 403(b)/457 business due to growth in general account assets along with an increase in return on partnership investments.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2007, primarily attributable to greater assets under management aging beyond their first year resulting in higher trail commissions. Also contributing to higher insurance operating costs for the year ended December 31, 2007 were higher service and technology costs.
•	Benefits, losses and loss adjustment expenses and earned premiums decreased for the year ended December 31, 2007 primarily due to a large case annuitization in the 401(k) business of $12 which occurred in the first quarter of 2006. This decrease was partially offset by an increase in interest credited resulting from the growth in general account assets.
•	Higher amortization of DAC resulted from the unlock expense in the third quarter of 2007 as compared to an unlock benefit in the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in the Retirement Plans segment for the year ended December 31, 2006 increased primarily due to improved fee income combined with lower amortization of DAC resulting from the unlock during the fourth quarter of 2006. In addition, realized capital losses increased $30 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. A more expanded discussion of income growth can be found below:
•	Fee income for 401(k) increased 34%, or $37 for the year ended December 31, 2006 compared to the prior year due to the growth in average account values. This growth is primarily driven by positive net flows of $2.0 billion during the year resulting from strong deposits. Total 401(k) annuity deposits and net flows increased by 22% and 16%, respectively, over the prior year. The increase in average account values can also be attributed to market appreciation of $1.1 billion during the year.
•	General account net investment spread remained stable for the year ended December 31, 2006 compared to the prior year. Overall, net investment income and the associated interest credited within benefits, losses and loss adjustment expenses each increased as a result of the growth in general account assets under management. Additionally, benefits, losses and loss adjustment expenses increased for the year ended December 31, 2006 compared to the prior year due to a large case annuitization in the 401(k) business which also resulted in a corresponding increase in earned premiums of $12.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater assets under management resulting in higher trail commissions and maintenance expenses.
•	Lower amortization of DAC resulted from an unlock benefit in the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
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
In December 2007, the Company announced three acquisitions. The acquisition of part of the defined contribution recordkeeping business of Princeton Retirement Group will give Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients. The acquisition of Sun Life Retirement Services, Inc. will add $17 billion in Retirement Plan assets across 6,000 plans and will provide new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC., which closed in January 2008, provides web-based technology to address data management, administration and benefit calculations. These acquisitions, including the two which have not closed but are expected to close in the first quarter of 2008, will increase scale in the Retirement Plans segment and grow its offering to serve additional markets, customers and types of retirement plans across the defined contribution and defined benefit spectrum.
Management’s current full-year projections for 2008 are as follows:
•	Deposits of $6.5 billion to $7.5 billion
•	Net flows of $1.5 billion to $2.5 billion

INSTITUTIONAL

Operating Summary	2007	2006	2005

Fee income and other	$251	$125	$120
Earned premiums	987	607	504
Net investment income	1,241	1,003	802
Net realized capital gains (losses)	(188)	(37)	36

Total revenues	2,291	1,698	1,462
Benefits, losses and loss adjustment expenses	2,074	1,484	1,212
Insurance operating costs and expenses	185	78	56
Amortization of deferred policy acquisition costs and present value of future profits	23	32	32

Total benefits, losses and expenses	2,282	1,594	1,300
Income before income taxes	9	104	162
Income tax expense (benefit)	(8)	26	47

Net income	$17	$78	$115

Assets Under Management	2007	2006	2005

Institutional account values [1] [3]	$25,103	$22,214	$17,917
Private Placement Life Insurance account values [3]	32,792	26,131	23,836
Mutual fund assets under management [2]	3,581	2,567	1,528

Total assets under management	$61,476	$50,912	$43,281

[1]	Institutional investment product account values include transfers from Retirement Plans and Retail of $763 during 2006.

[2]	Mutual fund assets under management include transfers from the Retirement Plans segment of $178 during 2006.

[3]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Institutional primarily offers customized wealth creation and financial protection for institutions, corporate and high net worth individuals through its two business units: IIP and PPLI.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income in Institutional decreased for the year ended December 31, 2007 primarily due to increased realized capital losses of $151 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Offsetting the impact of realized capital losses, Institutional’s net income increased driven by higher assets under management in both IIP and PPLI, combined with increased returns on general account assets, primarily due to strong partnership income. The following other factors contributed to the changes in income:
•	Fee income increased for the year ended December 31, 2007 primarily driven by higher Mutual Fund and PPLI assets under management due to net flows and change in market appreciation of $5.8 billion and $2.1 billion, respectively, during the year. In addition, PPLI collects front-end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. During the year ended December 31, 2007, PPLI had deposits of $5.2 billion, which resulted in an increase in fee income due to front-end loads of $107 offset by a corresponding increase in insurance operating costs and other expenses.
•	Earned premiums increased for the year ended December 31, 2007 primarily as a result of increased structured settlement life contingent sales, and one large terminal funding life contingent case sold in the third quarter. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.
•	General account net investment spread is the main driver of net income for IIP. An increase in spread income for the year ended December 31, 2007, was driven principally by higher assets under management in IIP resulting from positive net flows of $1.5 billion during the year. Net flows for IIP were favorable primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes deposits for the year ended December 31, 2007 were $1.5 billion. General account net investment spread also increased for the year ended December 31, 2007 due to improved returns on partnership investments. For the year ended December 31, 2007 and 2006, partnership income was $32 and $15, after-tax, respectively.
•	The change in income taxes for the year ended December 31, 2007 over the prior year was due to a decrease in income before income taxes primarily driven by the increase in realized capital losses.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in Institutional decreased for the year ended December 31, 2006 compared to the prior year driven by realized capital loss increases of $73 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in income:
•	Net investment income increased in Institutional driven by positive net flows of $2.2 billion during the year, which resulted in higher assets under management. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed

Investor Notes program. Investor Note deposits for the years ended December 31, 2006 and 2005 were $2.3 billion and $2.0 billion, respectively.
•	General account spread is one of the main drivers of net income for the Institutional line of business. The increase in spread income in 2006 was driven by higher assets under management as noted above, combined with improved partnership income. For the year ended December 31, 2006 and 2005, income from partnership investments was $15 and $6 after-tax, respectively.
•	Earned premiums increased as a result of two large terminal funding cases that were sold during 2006. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.
•	PPLI’s net income increased compared to prior year primarily due to asset growth in the variable business combined with increased tax benefits.
•	IIP operating expenses increased in the year ended December 31, 2006 due to higher costs related to the launch of new retirement products targeting the “baby boom” generation in 2006.
Outlook
The future net income of this segment will depend on Institutional’s ability to increase assets under management across all businesses. For Institutional’s products specifically, maintenance of investment spreads and business mix are also key contributors to income. These products are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Therefore, the Company may not be able to sustain the level of assets under management growth attained in 2007. Hartford Income Notes and other structured notes products provide the Company with continued opportunity for future growth. These products provide access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
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
The focus of PPLI is variable products used primarily to fund non-qualified benefits or other post employment benefit liabilities. PPLI has experienced a surge in marketplace activity due to COLI Best Practices enacted as part of the Pension Protection Act of 2006. This act has clarified the prior legislative uncertainty relating to insurable interest under COLI policies, potentially increasing future demand in corporate owned life insurance. During 2007, the Company had over $5 billion in deposits. Sales activity of this magnitude may not repeat in 2008. The market served by PPLI continues to be subject to extensive legal and regulatory scrutiny that can affect this business.
Management’s current full year projections for 2008 are as follows:
•	Deposits (including mutual funds) of $7.0 billion to $8.5 billion
•	Net flows (excluding mutual funds) of $3.25 billion to $4.75 billion

INDIVIDUAL LIFE

Operating Summary	2007	2006	2005

Fee income and other	$870	$885	$801
Earned premiums	(62)	(53)	(33)
Net investment income	359	324	305
Net realized capital gains (losses)	(28)	(25)	17

Total revenues	1,139	1,131	1,090
Benefits, losses and loss adjustment expenses	562	497	469
Insurance operating costs and other expenses	193	179	166
Amortization of deferred policy acquisition costs and present value of future profits	121	243	206

Total benefits, losses and expenses	876	919	841
Income before income taxes	263	212	249
Income tax expense	81	62	76

Net income	$182	$150	$173

Account Values	2007	2006	2005

Variable universal life insurance	$7,284	$6,637	$5,902
Universal life/interest sensitive whole life	4,388	4,035	3,696
Modified guaranteed life and other	677	699	716

Total account values	$12,349	$11,371	$10,314

Life Insurance In-force

Variable universal life insurance	$77,566	$73,770	$71,365
Universal life/interest sensitive whole life	48,636	45,230	41,714
Modified guaranteed life and other	53,281	45,227	37,722

Total life insurance in-force	$179,483	$164,227	$150,801

Individual Life provides life insurance solutions to a wide array of business intermediaries to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and small business insurance clients.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income increased for the year ended December 31, 2007, driven primarily by the unlock benefit in the third quarter of 2007 as compared to an unlock expense in the fourth quarter of 2006 partially offset by unfavorable mortality in 2007. The year ended December 31, 2006 also included favorable revisions to prior period DAC estimates of $7, after-tax. A more expanded discussion of income growth is presented below:
•	Fee income and other decreased for the year ended December 31, 2007 primarily due to the impacts of the 2007 and 2006 unlocks. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. Offsetting the impacts of the 2007 and 2006 unlocks, fee income increased for the year ended December 31, 2007. Cost of insurance charges, the largest component of fee income, increased $35 primarily driven by growth in variable universal and universal life insurance account value. Variable fee income increased consistent with the growth in variable universal life insurance account value.
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the year ended December 31, 2007.
•	Net investment income increased for the year ended December 31, 2007 substantially consistent with growth in general account account values. Individual Life earned additional net investment income throughout 2007 associated with higher returns from partnership investments.
•	Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality for the year ended December 31, 2007 compared to the corresponding 2006 period.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2007 substantially consistent with life insurance in-force growth.
•	Lower amortization of DAC resulted from the unlock benefit in the third quarter of 2007 as compared to an unlock expense in the fourth quarter of 2006. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in Individual Life for 2006 decreased due to the unlock expense in the fourth quarter of 2006. In addition, realized capital losses increased $42 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Offsetting these losses, net income increased primarily due to growth in life insurance and account values, and favorable mortality experience in 2006 compared to 2005 as well as $7 of after-tax, favorable revisions to prior year net DAC estimates reflected in the first half of 2006. The following other factors contributed to the changes in income:
•	Cost of insurance charges, the largest component of fee income, increased $30 for the year ended December 31, 2006, driven by growth in the variable universal and universal life insurance in-force. Variable fee income increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, increased primarily due to additional amortization of deferred revenues associated with the unlock.
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the year ended December 31, 2006.
•	Net investment income increased primarily due to increased general account assets from sales growth.
•	Benefits, losses and loss adjustment expenses increased for 2006 consistent with the growth in account values and life insurance in-force, and also reflect favorable mortality experience in 2006 compared to 2005.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 consistent with the growth of life insurance in-force.
•	Amortization of DAC for the year ended December 31, 2006 increased related to the unlock expense, partially offset by revisions to prior year estimates. Excluding the impacts of the unlock expense and revisions, the amortization of DAC decreased for the year ended December 31, 2006, consistently with the mix of products and the level and mix of product profitability. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
Outlook
Individual Life operates in a mature and competitive marketplace with customers desiring products with guarantees and distribution requiring highly trained insurance professionals. Individual Life continues to expand its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as life brokerage. In its core channels, the Company is looking to broaden its sales system and internal wholesaling, take advantage of cross selling opportunities and extend its penetration in the private wealth management services areas. The Company is committed to maintaining a competitive product portfolio and intends to refresh its variable universal and universal life insurance products in 2008.
Sales results for the year ended December 31, 2007 were strong across core distribution channels, including wirehouses/regional broker dealers and banks. The variable universal life mix remains strong at 45% of total sales for 2007. Future sales will be driven by the Company’s management of current distribution relationships and development of new sources of distribution while offering competitive and innovative new products and product features.
Individual Life accepts and maintains, for risk management purposes, up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility.
Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. The transaction released approximately $300 of statutory capital previously supporting our universal life products with secondary guarantees. The release of this capital from Individual Life will result in a decline in net investment income and increased expenses in future periods for Individual Life. The released capital is available to the Company for general corporate purposes. As its business grows, from time to time, Individual Life will evaluate the need for an additional capital structure.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.
Management’s current full year life insurance in-force projection for 2008 is an increase of 8% to 9%.

GROUP BENEFITS

Operating Summary	2007	2006	2005

Earned premiums and other	$4,301	$4,149	$3,811
Net investment income	465	415	398
Net realized capital losses	(30)	(13)	(10)

Total revenues	4,736	4,551	4,199
Benefits, losses and loss adjustment expenses	3,109	3,002	2,794
Insurance operating costs and other expenses	1,131	1,101	1,022
Amortization of deferred policy acquisition costs	62	41	31

Total benefits, losses and expenses	4,302	4,144	3,847
Income before income taxes	434	407	352
Income tax expense	119	109	86

Net income	$315	$298	$266

Earned Premiums and Other	2007	2006	2005

Fully insured — ongoing premiums	$4,239	$4,100	$3,747
Buyout premiums	27	12	27
Other	35	37	37

Total earned premiums and other	$4,301	$4,149	$3,811

Ratios, excluding buyouts

Loss ratio	72.1%	72.3%	73.1%
Loss ratio, excluding financial institutions	77.3%	77.2%	77.3%
Expense ratio	27.9%	27.6%	27.8%

Expense ratio, excluding financial institutions	23.0%	22.9%	24.0%

The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.
Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 9-10% of the segment’s 2007, 2006 and 2005 premiums and other considerations (excluding buyouts) respectively, and, on average, 4% to 5% of the segment’s 2007, 2006 and 2005 net income.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income increased in Group Benefits for the year ended December 31, 2007, primarily due to higher earned premiums, higher net investment income, a gain on a renewal rights transaction associated with the Company’s medical stop loss business and a change in assumptions underlying the valuation of long term disability claims incurred in 2007. Partially offsetting the higher net income was increased DAC amortization due to the adoption of SOP 05-1. In addition, realized capital losses increased $17 for the year ended December 31, 2007 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. A more expanded discussion of income growth is presented below:
•	Premiums and other considerations increased largely due to business growth driven by new sales and persistency over the last twelve months.
•	Net investment income increased due to a higher invested asset base and increased interest income on allocated surplus.
•	The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) for the year ended December 31, 2007, decreased slightly. Loss ratios experience volatility in period over period comparisons due to fluctuation in mortality and morbidity experience. Additionally there was a change in assumptions underlying the valuation of long term disability claims incurred in 2007.
•	The segment’s expense ratio, excluding buyouts, for the year ended December 31, 2007, increased primarily due to higher DAC amortization resulting from a shorter amortization period following the adoption of SOP 05-1.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased for the year ended December 31, 2006, primarily due to higher earned premiums and a lower expense ratio excluding the financial institution business. The results for the year ended December 31, 2006 included a net benefit of $11 resulting from the completion of life reserve studies during the fourth quarter. The results for the year ended December 31, 2005 included a non-recurring tax benefit of $9 related to the CNA Acquisition. A more expanded discussion of income growth is presented below:
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
Outlook
Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines and as a result, sales may fluctuate based on the competitive pricing environment in the marketplace. In 2007, the Company generated premium growth due to the increased scale of the group life and disability operations. However, fully insured on-going sales, excluding buyouts declined primarily due to fewer large national account sales, and the small case competitive environment remained intense. In addition, there was an anticipated reduction in association life sales from an unusually high prior year period. The Company also completed a renewal rights transaction associated with its medical stop loss business during the second quarter of 2007. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting.
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
Management’s current full year projections for 2008 are as follows:
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) of $4.25 billion to $4.35 billion
•	Loss ratio (excluding buyout premiums) between 71% and 74%
•	Expense ratio (excluding buyout premiums) between 27% and 29%

INTERNATIONAL

Operating Summary	2007	2006	2005

Fee income and other	$832	$701	$483
Net investment income	131	123	75
Net realized capital losses	(116)	(88)	(64)

Total revenues	847	736	494
Benefits, losses and loss adjustment expenses	32	3	42
Insurance operating costs and other expenses	246	208	188
Amortization of deferred policy acquisition costs and present value of future profits	214	167	133

Total benefits, losses and expenses	492	378	363
Income before income taxes	355	358	131
Income tax expense	132	127	56

Net income	$223	$231	$75

Assets Under Management	2007	2006	2005

Japan variable annuity account values	$35,793	$29,653	$24,641
Japan MVA fixed annuity account values	1,844	1,690	1,463

Total Japan assets under management	$37,637	$31,343	$26,104

International, with operations in Japan, Brazil, Ireland and the United Kingdom, focuses on the savings and retirement needs of the growing number of individuals outside the United States who are preparing for retirement, or have already retired, through the sale of variable annuities, fixed annuities and other insurance and savings products. The Company’s Japan operation is the largest component of the International segment.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income decreased for the year ended December 31, 2007 due to a lower unlock benefit in 2007 compared with 2006 and an increase in realized capital losses of $28 for the year ended December 31, 2007 as compared to the prior year period. Losses were partially offset by increased fee income driven by growth in assets under management. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the change in income:
•	Fee income increased for the year ended December 31, 2007 primarily due to growth in Japan’s variable annuity assets under management. As of December 31, 2007, Japan’s variable annuity assets under management were $35.8 billion, an increase of $6.1 billion or 21% from the prior year period. The increase in assets under management was driven by positive net flows of $4.5 billion, partially offset by unfavorable market performance of $620, which includes the impact of foreign currency movements on the Japanese customer’s foreign assets and a $2.3 billion increase due to foreign currency exchange translation as the yen strengthened compared to the U.S. dollar.
•	The increase in benefits, losses and loss adjustment expenses for the year ended December 31, 2007 over the prior year period was due to the unlock benefit in the fourth quarter of 2006 exceeding the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2007 due to the growth in the Japan operation.
•	Higher amortization of DAC resulted primarily from a decrease in the 2007 unlock benefit compared with the prior year period, as well as overall growth of operations. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income in International increased for the year ended December 31, 2006, principally driven by higher fee income in Japan, which was derived from an increase in average assets under management. In addition, realized capital losses increased $24 for the year ended December 31, 2006 as compared to the prior year period. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. A more expanded discussion of earnings growth can be found below:
•	Fee income increased $218 or 45%, for the year ended December 31, 2006. As of December 31, 2006, Japan’s variable annuity assets under management were $29.7 billion, a 20% increase from the prior year period. The increase in average assets under management was driven by positive net flows of $4.2 billion and market appreciation of $1.2 billion during the year. The amount of variable annuity deposits has declined for the year ended December 31, 2006 by 46%, compared to the prior year periods primarily due to increased competition and changes in key distribution relationships.
•	Also contributing to the higher fee income was increased surrender activity as some customers surrendered policies in order to lock in favorable market appreciation in their account balances. Surrender fees increased by $19, or 53% from the prior year.
•	The decrease in benefits, losses and loss adjustment expenses by 93% over prior year can be attributed to the unlock of the GMDB/GMIB reserve of $27 after-tax.

•	Contributing to the increase in net income for the year ended December 31, 2006 was a cumulative tax benefit of $9, that resulted from a change in the effective tax rate on Japan earnings resulting from a change in management’s intent under Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes”.
•	The increase in fixed annuity assets under management can be attributed to positive net flows of $224 during the year.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	DAC amortization was higher due to higher actual gross profits consistent with growth in the Japan operation, off set by an unlock benefit. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•	Insurance operating costs and other expenses increased for the year ended December 31, 2006 by 11%. These increases are due to higher maintenance costs and non-deferred asset-based commissions resulting from the growth in the Japan operation.
Outlook
Management continues to be optimistic about the growth potential of the retirement savings market in Japan. Several trends, such as an aging population, longer life expectancies and declining birth rates leading to a smaller number of younger workers to support each retiree, have resulted in greater need for an individual to plan and adequately fund retirement savings.
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets. In addition, higher account value levels will generally reduce certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”) guaranteed minimum income benefits (“GMIB”) and guaranteed minimum accumulation benefits (GMAB). Prudent expense management is also an important component of product profitability.
On September 30, 2007, the Financial Services Agency in Japan implemented a new law, the Financial Instruments Exchange Law (“FIEL”). FIEL is designed to strengthen the protection of Japanese consumers who buy financial products such as stocks, bonds, mutual funds, variable annuities, fixed annuities with market value adjustments and some types of bank deposits. As a result, financial institutions in Japan have implemented extensive customer assessments which must occur prior to recommending securities and other financial products, including annuities.
In the short term, FIEL is lengthening the sales cycle as the marketplace adapts to the new sales practices. However, in the long term, the Company believes FIEL will result in more suitable sales practices and, together with the country’s demographics, will provide enhanced opportunities for a broader product set to meet future consumer needs.
Competition has continued to increase in the Japanese market from both domestic and foreign insurers. This increase in competition could potentially impact future deposit levels. The Company continues to focus its efforts on strengthening our distribution relationships and improving our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. In February 2007, the Company successfully launched a new variable annuity product called “3 Win” to complement its existing variable annuity product offerings. The new product has been favorably received by the market with the new product accounting for 42% of Japan’s sales for the year ended December 31, 2007. The success of the Company’s enhanced product offerings will ultimately be based on customer acceptance in an increasingly competitive environment.
Management’s full year projections for Japan in 2008 are as follows (using ¥110/$1 exchange rate for 2008):
•	Variable annuity deposits of ¥550 billion to ¥770 billion ($5.0 billion to $7.0 billion)
•	Variable annuity net flows of ¥275 billion to ¥500 billion ($2.5 billion to $4.5 billion)

OTHER

Operating Summary	2007	2006	2005

Fee income and other	$67	$81	$83
Net investment income
Securities available-for-sale and other	145	154	174
Equity securities held for trading [1]	145	1,824	3,847

Total net investment income	290	1,978	4,021
Net realized capital gains (losses)	(35)	6	20

Total revenues	322	2,065	4,124
Benefits, losses and loss adjustment expenses [1]	301	1,985	4,166
Insurance operating costs and other expenses	84	12	106

Total benefits, losses and expenses	385	1,997	4,272
Income (loss) before income taxes	(63)	68	(148)
Income tax expense (benefit)	(11)	21	(46)

Net income (loss)	$(52)	$47	$(102)

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
Life includes in Other its leveraged PPLI product line of business; corporate items not directly allocated to any of its reporting segments; inter-segment eliminations and the mark-to-mark adjustment for the International variable annuity assets that are classified as equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations.
Net investment income includes the mark-to-market adjustment for equity securities held for trading which decreased primarily due to decreased fund performance of Japan variable annuities. This decrease in net investment income is offset by a decrease in benefit, losses and loss adjustment expenses which reflects the interest credited on the Japan account balance liability.
Year ended December 31, 2007 compared to the year ended December 31, 2006
•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases as of June 30, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.
•	Also contributing to the increase in insurance operating costs and other expenses was $18, after-tax, of interest charged by Corporate on the amount of capital held by the Life operations in excess of the amount needed to support the capital requirements of the Life Operations for the year ended December 31, 2007.
•	The Company recorded a reserve in the second quarter of 2007 for market regulatory matters of $21, after-tax. During the year, the Company recorded an insurance recovery of $9, after-tax, against the litigation costs associated with the regulatory matters.
•	Refer to Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.
Year ended December 31, 2006 compared to the year ended December 31, 2005
The change in Other’s net income was due to the following:
•	Life recorded an after-tax charge of $102 for the year ended December 31, 2005 to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC, and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.
•	During 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34.
•	Also contributing to the insurance operating costs and other expenses decreases for the year ended December 31, 2006 was a lower level of dividends to leveraged COLI policyholders.
•	During 2005, the Company recorded a charge of $18, after-tax, related to the settlement of certain annuity contracts.

PROPERTY & CASUALTY
Executive Overview
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. In 2007, Property & Casualty changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
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
Service fees principally include revenues from third party claims administration services provided by Specialty Risk Services and revenues from member contact center services provided through the AARP Health program.
Total Property & Casualty Financial Highlights
Earned Premiums
Earned premium growth is an objective for Personal Lines, Small Commercial and Middle Market. Earned premium growth is not a specific objective for Specialty Commercial since Specialty Commercial is comprised of transactional businesses where premium writings may fluctuate based on the segment’s view of perceived market opportunity. Written premiums are earned over the policy term, which is six months for certain Personal Lines auto business and 12 months for substantially all of the remainder of the Company’s business. Written pricing, new business growth and premium renewal retention are factors that contribute to growth in written and earned premium.

Written premiums [1]	2007	2006	2005

Personal Lines	$3,947	$3,877	$3,676
Small Commercial	2,747	2,728	2,545
Middle Market	2,257	2,445	2,445
Specialty Commercial	1,484	1,608	1,817
Other Operations	5	4	4

Total	$10,440	$10,662	$10,487

Earned premiums [1]

Personal Lines	$3,889	$3,760	$3,610
Small Commercial	2,736	2,652	2,421
Middle Market	2,351	2,454	2,355
Specialty Commercial	1,515	1,562	1,766
Other Operations	5	5	4

Total	$10,496	$10,433	$10,156

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned Premiums
Total Property & Casualty earned premiums increased by $63 due to an increase in Personal Lines and Small Commercial, partially offset by a decrease in Middle Market and Specialty Commercial.
•	In Personal Lines, earned premium grew by $129, or 3%, primarily due to an increase in AARP and Agency earned premiums. AARP earned premium grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. Agency earned premium grew as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans. Partially offsetting this growth was the effect of the sale of the Omni non-standard auto business in the fourth quarter of 2006 which accounted for $127 of earned premium in 2006. Excluding Omni, Personal Lines’ earned premiums grew $251, or 7%, for the year ended December 31, 2007.
•	In Small Commercial, earned premiums increased $84, or 3%, primarily due to new business premiums outpacing non-renewals for workers’ compensation business over the last six months of 2006 and the first six months of 2007.

•	Middle Market earned premium decreased by $103, or 4%, driven by decreases in all lines, including commercial auto, general liability, workers’ compensation and property. Earned premium decreases were driven by declines in earned pricing and premium renewal retention in all lines and a decline in new business premiums in all lines except workers’ compensation.
•	Specialty Commercial earned premium decreased by $47, or 3%, primarily driven by a decrease in casualty and property and a decrease in earned premiums assumed under inter-segment arrangements, partially offset by an increase in professional liability, fidelity and surety.
Year ended December 31, 2006 compared to the year ended December 31, 2005
•	Total Property & Casualty earned premiums grew $277, or 3%, due primarily to growth in Personal Lines, Small Commercial and Middle Market, partially offset by a decrease in Specialty Commercial. Contributing to the growth in earned premium was a $73 reduction of earned premium in 2005 due to catastrophe treaty reinstatement premium payable to reinsurers as a result of losses from hurricanes Katrina, Rita and Wilma, including $31 in Personal Lines, $7 in Small Commercial, $8 in Middle Market and $27 in Specialty Commercial. Before catastrophe treaty reinstatement premium, Ongoing Operations’ earned premium grew $203, or 2%, for 2006.
•	For the year ended December 31, 2006, earned premiums grew $231, or 10%, in Small Commercial, $150, or 4%, in Personal Lines and $99, or 4%, in Middle Market. Apart from the effect of catastrophe treaty reinstatement premium in 2005, the growth was primarily driven by new business premium outpacing non-renewals over the last six months of 2005 and the full year of 2006 and the effect of earned pricing increases in homeowners, partially offset by the effect of higher property catastrophe treaty reinsurance costs and earned pricing decreases in Middle Market.
•	Specialty Commercial earned premiums decreased by $204, or 12%, primarily driven by a decrease in casualty, property and other earned premiums, partially offset by an increase in professional liability, fidelity and surety. Casualty earned premiums decreased by $217, primarily because of the non-renewal of a single captive insurance program. The decrease in property earned premium was primarily due to a decline in new business, an increase in catastrophe treaty reinsurance costs and a strategic decision not to renew certain accounts with properties in catastrophe-prone areas.
Net income

	2007	2006	2005

Underwriting results	$759	$745	$465
Net servicing and other income [1]	52	53	49
Net investment income	1,687	1,486	1,365
Other expenses	(249)	(223)	(203)
Net realized capital gains (losses)	(172)	9	44

Income before income taxes	2,077	2,070	1,720
Income tax expense	(570)	(551)	(484)

Net income	$1,507	$1,519	$1,236

[1]	Net of expenses related to service business.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income decreased by $12, or 1%, for the year ended December 31, 2007, driven by the following changes:

	Income
	before	Net
	income tax	income

2006	$2,070	$1,519

Excluding Omni, a decrease in Ongoing Operations’ current accident year underwriting results before catastrophes	(267)	(174)
A change to net realized capital losses	(181)	(158)
An increase in net investment income	201	139
A decrease in Other Operations’ net unfavorable prior accident year reserve development	167	110
An increase in net favorable prior accident year reserve development in Ongoing Operations	81	52
An increase in other expenses	(26)	(17)
Benefit from a tax true-up	—	20
An increase in current accident year underwriting results due to the sale of the Omni non-standard auto business, which generated a current accident year underwriting loss before catastrophes in 2006	22	14
A decrease in current accident year catastrophe losses	22	14
Other changes, net	(12)	(12)

Net change in income for 2007	7	(12)

2007	$2,077	$1,507

•	Excluding Omni, the $267 decrease in Ongoing Operations’ current accident year underwriting results before catastrophes was primarily due to an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development and an increase in insurance and operating costs and dividends. The increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development was primarily due to increased severity on Personal Lines auto liability claims, increased frequency on Personal Lines auto property damage claims and, to a lesser extent, increased severity on Personal Lines homeowners claims and a higher loss and loss adjustment expense ratio for both Small Commercial package business and Middle Market workers’ compensation claims.
•	The change to net realized capital losses during 2007 was primarily due to an increase in credit-related impairments and decreases in the fair value of non-qualifying derivatives attributable to changes in value associated with credit derivatives due to credit spreads widening. Credit-related impairments in 2007 primarily consisted of impairments of asset-backed securities backed by sub-prime residential mortgage loans and impairments of corporate securities in the financial services and homebuilders sectors. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in 2007).
•	Primarily driving the $201 increase in net investment income was a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested asset base contributing to the increase in investment income was primarily due to positive operating cash flows, partially offset by the return of capital to Corporate. Contributing to the increase in net investment income was an increase in income from limited partnerships and other alternative investments, driven by a higher yield on these investments and shifting a greater allocation of investments to these asset classes.
•	The $167 decrease in net unfavorable prior accident year development in Other Operations was primarily due to a $243 charge in 2006 to recognize the effect of the Equitas agreement and strengthening of the allowance for uncollectible reinsurance, partially offset by a $99 strengthening of reserves in 2007, primarily related to an adverse arbitration decision. See the Other Operations segment discussion of the MD&A for further information of the prior accident year reserve development in each year.
•	The $81 increase in net favorable prior accident year development in Ongoing Operations was primarily due to $151 release of workers’ compensation loss and loss adjustment expenses reserves in 2007, partially offset by an $83 net release of prior accident year hurricane reserves in 2006. Refer to the “Reserves” section of the MD&A for further discussion.
•	The $26 increase in other expenses was primarily due to $49 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, partially offset by a reduction in the estimated cost of legal settlements in 2007.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased $283 for the year ended December 31, 2006, primarily due to:

	Income
	before	Net
	income tax	income

2005	$1,720	$1,236

A decrease in current accident year catastrophe losses	152	99
An increase in Other Operations’ net unfavorable prior accident year reserve development	(148)	(96)
An increase in net investment income	121	91
A $41 reduction of estimated Citizens’ assessments in 2006 related to the 2005 hurricanes compared to a charge of $64 for Citizens assessments in 2005 related to the 2005 and 2004 hurricanes	105	68
A change to $64 of net favorable prior accident year reserve development in Ongoing Operations	100	65
An increase in current accident year underwriting results due to catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005	73	47
Gain from the sale of Omni, including income tax benefit of $49	(24)	25
An increase in other expenses, primarily due to lower bad debt expense in 2005	(20)	(13)
Excluding the gain from the sale of Omni, a decrease in net realized capital gains from $44 in 2005 to $33 in 2006	(11)	(8)
Excluding the change in Citizens assessments and catastrophe treaty reinstatement premium, a decrease in Ongoing Operations’ current accident year underwriting results before catastrophes	(10)	(7)
Other changes, net	12	12

Net increase in income for 2006	350	283

2006	$2,070	$1,519

•	The $152 decrease in current accident year catastrophe losses was largely due to $264 of losses in 2005 related to hurricanes Katrina, Rita and Wilma, partially offset by an increase in non-hurricane catastrophe losses in 2006.
•	The $148 increase in net unfavorable prior accident year development in Other Operations was primarily due to a $243 reduction of reinsurance recoverables in 2006 resulting from an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities.

•	Primarily driving the $121 increase in net investment income was a larger investment base due to increased cash flows from underwriting as well as an increase in interest rates and a change in asset mix (i.e., a greater share of investments in mortgage loans and limited partnerships).
•	The change to $64 of net favorable prior accident year development in 2006 for Ongoing Operations was primarily due to an $83 release of prior accident year hurricane reserves and a $58 release of allocated loss adjustment expense reserves for workers’ compensation and package business, partially offset by reserve strengthenings in Specialty Commercial. See the “Reserves” section for a discussion of prior accident year reserve development.
•	Net realized capital gains decreased by $35 in total, primarily due to a $24, pre-tax, realized capital loss from the sale of Omni, an increase in other-than-temporary-impairments and losses on the sale of fixed maturity investments, partially offset by an increase in income from other sources.
•	Excluding the change in Citizens assessments and catastrophe treaty reinstatement premium, Ongoing Operations’ current accident year underwriting results before catastrophes were down $10 from 2005 to 2006. The current accident year loss and loss adjustment expense ratio before catastrophes of 62.4 for Ongoing Operations was relatively flat from 2005 to 2006 as a lower current accident year loss and loss adjustment expense ratio for workers’ compensation business in Small Commercial was largely offset by an increase in non-catastrophe property loss costs in Middle Market and Personal Lines homeowners.
Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. The following table and the segment discussions for the years ended December 31, 2007, 2006 and 2005 include various ratios and measures of profitability. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

Ongoing Operations earned premium growth	2007	2006	2005

Personal Lines	3%	4%	5%
Small Commercial	3%	10%	17%
Middle Market	(4%)	4%	6%
Specialty Commercial	(3%)	(12%)	2%

Ongoing Operations	1%	3%	7%

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior year development	90.5	88.0	89.4

Catastrophe ratio

Current year	1.7	1.9	3.5
Prior years	0.1	(0.7)	0.1

Total catastrophe ratio	1.8	1.2	3.6
Non-catastrophe prior year development	(1.5)	0.1	0.2

Combined ratio	90.8	89.3	93.2

Other Operations net income (loss)	$30	$(35)	$71

Total Property & Casualty measures of net investment income

Investment yield, after-tax	4.4%	4.1%	4.1%
Average annual invested assets at cost	$29,760	$27,324	$25,148

Year ended December 31, 2007 compared to the year ended December 31, 2006
Ongoing Operations earned premium growth
•	Within Personal Lines, the decrease in the earned premium growth rate from 2006 to 2007 was due to the Company’s exit from the Omni non-standard auto business. Omni, which was sold in the fourth quarter of 2006, accounted for $127 of earned premium in 2006. Excluding Omni, the Personal Lines earned premium growth rate was 7% in both 2006 and 2007. In 2007, an increase in the growth rate of AARP earned premium was offset by the effect of a decrease in the growth rate of Agency earned premium.
•	Within Small Commercial, the decrease in the earned premium growth rate was primarily attributable to a decrease in new business written premium and premium renewal retention over the last six months of 2006 and the first six months of 2007. Also contributing to the lower growth rate was a decrease in earned pricing.
•	Within Middle Market, the change from an increase in earned premium in 2006 to a decrease in earned premium in 2007 was primarily attributable to earned pricing decreases, a decrease in new business written premium over the last six months of 2006 and the first six months of 2007 and a decrease in premium renewal retention over the first six months of 2007.

•	The rate of decline in Specialty Commercial earned premium slowed in 2007, primarily due to a lower earned premium decrease in casualty and property, partially offset by a lower earned premium increase in professional liability, fidelity and surety. Casualty earned premium experienced a larger decrease in 2006, primarily because of a decrease in 2006 earned premium from a single captive insured program that expired in 2005. Earned premium decreases in property were larger in 2006 than in 2007 as a result of a strategic decision in 2006 not to renew certain accounts with properties in catastrophe-prone areas. The growth rate in professional liability, fidelity and surety earned premium slowed in 2007 due to a decrease in earned pricing and a decline in new business growth and premium renewal retention.
Ongoing Operations combined ratio
For the year ended December 31, 2007, the Ongoing Operations’ combined ratio increased 1.5 points, to 90.8, due to a 2.5 point increase in the combined ratio before catastrophes and prior accident year development, partially offset by a 0.8 point improvement in prior accident year reserve development and the effect of the sale of Omni in the fourth quarter of 2006. Omni had a higher combined ratio before catastrophes and prior accident year development than other business written by the Company.
•	The increase in the combined ratio before catastrophes and prior accident year development, from 88.0 to 90.5, was primarily due to a 1.4 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and, to a lesser extent, an increase in the expense ratio. The increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development was primarily due to increased severity on Personal Lines auto liability claims, increased frequency on Personal Lines auto property damage claims and, to a lesser extent, increased severity on Personal Lines homeowners claims and a higher loss and loss adjustment expense ratio for both Small Commercial package business and Middle Market workers’ compensation claims. Contributing to the increase in the expense ratio was the effect of a $41 reduction of estimated Florida Citizens’ assessments in 2006 related to the 2005 Florida hurricanes.
•	The catastrophe ratio increased, primarily due to the effect of net favorable reserve development of prior accident year catastrophe losses in 2006. In 2006, the Company recognized $83 of net reserve releases related to the 2005 and 2004 hurricanes.
•	Net non-catastrophe prior accident year reserve development was slightly unfavorable in 2006, but favorable in 2007. Favorable reserve development in 2007 was largely attributable to the release of reserves for workers’ compensation claims, primarily related to accident years 2002 to 2006. See the “Reserves” section for a discussion of prior accident year reserve development for Ongoing Operations in 2007.
Other Operations net income (loss)
•	Other Operations reported net income of $30 in 2007 compared to a net loss of $35 in 2006. The improvement in results was primarily due to a decrease in unfavorable prior accident year reserve development, partially offset by a change from net realized gains in 2006 to net realized losses in 2007 and a decrease in net investment income. See the Other Operations segment MD&A for further discussion.
Investment yield and average invested assets
•	In 2007, the after-tax investment yield increased due to a higher yield on limited partnerships, hedge funds and mortgage loans as well as due to a change in asset mix, including shifting a greater share of investments to these asset classes.
•	The average annual invested assets at cost increased as a result of positive operating cash flows and an increase in collateral held from increased securities lending activities.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Ongoing Operations earned premium growth
•	The lower growth rate in Personal Lines was primarily due to unfavorable changes in earned pricing and the effect of higher property catastrophe treaty reinsurance costs. Partially offsetting the lower growth rate was the effect of $31 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005 and an increase in new business written premium in auto and homeowners. During 2006, there was a decline in earned pricing increases in homeowners and a change from slight earned pricing increases for auto in 2005 to flat earned pricing for auto in 2006.
•	The lower growth rate in Small Commercial was primarily attributable to a decrease in new business written premium, lower earned pricing increases and higher property catastrophe treaty reinsurance costs.
•	The lower growth rate in Middle Market was primarily attributable to a decrease in new business written premium in the first six months of 2006, larger earned pricing decreases and higher property catastrophe treaty reinsurance costs.
•	The decline in Specialty Commercial earned premium in 2006 primarily resulted from the non-renewal of a single captive insurance program within specialty casualty that accounted for $241 of earned premium in 2005 and a decrease in specialty property earned premium, partially offset by the effect of $26 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005 and a higher growth rate in professional liability, fidelity and surety business.
Ongoing Operations combined ratio
•	For 2006, the combined ratio before catastrophes and prior accident year development decreased by 1.4 points, to 88.0, driven largely by the effect of $73 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005 and an

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
•	The decrease in the current accident year catastrophe ratio for 2006 was primarily due to $264 of net losses incurred in 2005 for hurricanes Katrina, Rita and Wilma, partially offset by an increase in non-hurricane catastrophe losses. Catastrophe losses for 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.
•	Prior accident year catastrophe reserves were reduced by $70 in 2006, primarily due to $83 of favorable development related to the 2005 and 2004 hurricanes. Net prior accident year development for non-catastrophe claims was not significant as reserve strengthenings were largely offset by reserve releases. See the “Reserves” section for a discussion of prior accident year reserve development for Ongoing Operations in 2006.
Other Operations net income (loss)
•	Other Operations reported a net loss of $35 for 2006 compared to net income of $71 for 2005. The change from net income to a net loss was primarily due to a $148 increase in unfavorable prior accident year development and a $22 decrease in net investment income, partially offset by a change to an income tax benefit in 2006 as a result of a pre-tax loss in 2006. The $148 increase in prior accident year development was primarily due to a $243 reduction in net reinsurance recoverables as a result of the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities. Partially offsetting the increase in prior accident year development in 2006 was $85 of unfavorable reserve development for assumed reinsurance in 2005. The $22 decrease in net investment income was primarily due to lower invested assets as a result of loss and loss adjustment expense payments and the reallocation of capital from Other Operations to Ongoing Operations.
Investment yield and average invested assets
•	The after-tax investment yield remained flat at 4.1% from 2005 to 2006. An increase in the yield on investments in fixed maturities was offset by a decrease in the yield on limited partnerships.
•	The average annual invested assets at cost increased as a result of net underwriting cash inflows and investment income.
How Property & Casualty seeks to earn income
Net income is a measure of profit or loss used in evaluating the performance of Total Property & Casualty and the Ongoing Operations and Other Operations segments. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results within Ongoing Operations are influenced significantly by earned premium growth and the adequacy of the Company’s pricing. Underwriting profitability over time is also greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses.
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
Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a U.S. GAAP and statutory measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Written and earned premium are recorded net of ceded reinsurance premium.
Reinstatement premiums
Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.
Policies in-force
Policies in-force represent the number of policies with coverage in effect as of the end of the period. The number of policies in-force is a growth measure used for Personal Lines, Small Commercial and Middle Market and is affected by both new business growth and premium renewal retention.
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
Current accident year loss and loss adjustment expense ratio before catastrophes
The current accident year loss and loss adjustment expense ratio before catastrophes is a measure of the cost of non-catastrophe claims incurred in the current accident year divided by earned premiums. Management believes that the current accident year loss and loss adjustment expense ratio before catastrophes is a performance measure that is useful to investors as it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development.
Current accident year catastrophe ratio
The current accident year catastrophe ratio represents the ratio of catastrophe losses (net of reinsurance) to earned premiums for catastrophe claims incurred during the current accident year. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. The catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
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
Combined ratio
The combined ratio is the sum of the loss and loss adjustment expense ratio, the expense ratio and the policyholder dividend ratio. This ratio is a relative measurement that describes the related cost of losses and expenses for every $100 of earned premiums. A combined ratio below 100.0 demonstrates underwriting profit; a combined ratio above 100.0 demonstrates underwriting losses.
Catastrophe ratio
The catastrophe ratio (a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses (net of reinsurance) to earned premiums. By their nature, catastrophe losses vary dramatically from year to year. Based on the mix and geographic dispersion of premium written and estimates derived from various catastrophe loss models, the Company’s expected catastrophe ratio over the long-term is 3.0 to 3.5 points. See “Risk Management Strategy” below for a discussion of the Company’s catastrophe risk management program that serves to mitigate the Company’s net exposure to catastrophe losses. The catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.
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
Investment yield
The investment yield, or return, on the Company’s invested assets primarily includes interest income on fixed maturity investments. Based upon the fair value of Property & Casualty’s investments as of December 31, 2007 and 2006, approximately 89% and 91%, respectively, of invested assets were held in fixed maturities. A number of factors affect the yield on fixed maturity investments, including fluctuations in interest rates and the level of prepayments. The Company also invests in equity securities, mortgage loans and limited partnership arrangements.

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
The Hartford attributes capital to each line of business or segment using an internally-developed, risk-based capital attribution methodology that incorporates management’s assessment of the relative risks within each line of business or segment, as well as the capital requirements of external parties, such as regulators and rating agencies. Net investment income earned on the Hartford Fire invested asset portfolio is allocated between Ongoing Operations and Other Operations based on the allocation of invested assets to each segment and the expected investment yields earned by each segment. Net investment income earned on the separate portfolios within Other Operations is recorded entirely within Other Operations. Based on the Company’s method of allocating net investment income for the Hartford Fire Insurance Pool and the net investment income earned by Other Operations on its separate investment portfolios, in 2007, the after-tax investment yield for Ongoing Operations was 4.6% and the after-tax investment yield for Other Operations was 3.3%.
Net realized capital gains (losses)
When fixed maturity or equity investments are sold, any gain or loss is reported in net realized capital gains (losses). Individual securities may be sold for a variety of reasons, including a decision to change the Company’s asset allocation in response to market conditions and the need to liquidate funds to meet large claim settlements. Accordingly, net realized capital gains (losses) for any particular period are not predictable and can vary significantly. In addition, net realized capital gains (losses) include other-than-temporary impairments in the fair value of investments, changes in the fair value of non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments. Refer to the Investment section of MD&A for further discussion of net investment income and net realized capital gains (losses).
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
For example, the Company has experienced favorable emergence of reported workers’ compensation claims for recent accident years and, during 2007, released workers’ compensation reserves in Small Commercial for the 2002 to 2006 accident years by $151. If reported losses on workers’ compensation claims for recent accident years continue to emerge favorably, reserves could be reduced further.
During 2007, the Company experienced favorable emergence of losses on professional liability claims for recent accident years and, during the fourth quarter of 2007, released professional liability reserves by $15, largely due to a decrease in the estimated cost to settle claims under errors and omissions policies in the 2005 accident year. In addition, reported losses for claims under directors’ and officers’ insurance policies are emerging favorably to initial expectations although it is too early to tell if this trend will be sustained. Up until the fourth quarter of 2007, there had been a decrease in the number of shareholders’ class action suits under directors’ and officers’ insurance policies. Any continued favorable emergence of claims under errors and omissions policies or directors’ and officers’ insurance policies could lead the Company to reduce reserves for these liabilities in future quarters.

The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2008, Other Operations’ reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter of 2008 and environmental liabilities in the third quarter of 2008. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial conditions of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.
A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2007 follows:

For the year ended December 31, 2007
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$1,959	$3,421	$4,517	$6,378	$16,275	$5,716	$21,991
Reinsurance and other recoverables	134	214	477	2,262	3,087	1,300	4,387

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,825	3,207	4,040	4,116	13,188	4,416	17,604

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,576	1,594	1,523	999	6,692	—	6,692
Current accident year catastrophes	125	28	15	9	177	—	177
Prior accident years	(4)	(209)	(14)	82	(145)	193	48

Total provision for unpaid losses and loss adjustment expenses	2,697	1,413	1,524	1,090	6,724	193	6,917
Payments	(2,503)	(1,222)	(1,204)	(764)	(5,693)	(597)	(6,290)
Reallocation of reserves for unallocated loss adjustment expenses [1]	(58)	(105)	(86)	124	(125)	125	—

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,961	3,293	4,274	4,566	14,094	4,137	18,231

Reinsurance and other recoverables	81	177	413	2,317	2,988	934	3,922

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,042	$3,470	$4,687	$6,883	$17,082	$5,071	$22,153

Earned premiums	$3,889	$2,736	$2,351	$1,515	$10,491	$5	$10,496
Loss and loss expense paid ratio [2]	64.4	44.7	51.3	50.3	54.3
Loss and loss expense incurred ratio	69.3	51.6	64.8	72.0	64.1
Prior accident year development (pts.)	(0.1)	(7.6)	(0.6)	5.4	(1.4)

[1]	Prior to the second quarter of 2007, the Company evaluated the adequacy of the reserves for unallocated loss adjustment expenses on a company-wide basis. During the second quarter of 2007, the Company refined its analysis of the reserves at the segment level, resulting in the reallocation of reserves among segments, including a reallocation of reserves from Ongoing Operations to Other Operations.

[2]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.

Prior accident year development recorded in 2007
Included within prior accident year development for the year ended December 31, 2007 were the following reserve strengthenings (releases).

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C

Release of workers’ compensation loss and loss adjustment expense reserves, primarily for accident years 2002 to 2006	$—	$(151)	$—	$—	$(151)	$—	$(151)
Release of general liability loss and loss adjustment expense reserves for accident years 2003 to 2006	—	—	(49)	—	(49)	—	(49)
Release of workers’ compensation loss reserves for accident years 1987 to 2000	—	(33)	—	—	(33)	—	(33)
Release of loss reserves for package business for accident years 2003 to 2006	—	(30)	—	—	(30)	—	(30)
Release of reserves for surety business for accident years 2003 to 2006	—	—	—	(22)	(22)	—	(22)
Release of commercial auto liability reserves for accident years 2003 and 2004	—	—	(18)	—	(18)	—	(18)
Release of reserves on Personal Lines auto liability claims for accident years 2002 to 2006	(16)	—	—	—	(16)	—	(16)
Release of reserves on errors & omissions policies for accident year 2005	—	—	—	(15)	(15)	—	(15)
Strengthening of workers’ compensation loss and loss adjustment expense reserves for accident years 1987 to 2001	—	—	—	47	47	—	47
Strengthening of workers’ compensation reserves for accident years 1973 & prior	—	—	40	—	40	—	40
Strengthening of general liability reserves for accident years more than 20 years old	—	—	14	25	39	—	39
Strengthening of general liability reserves primarily related to accident years 1987 to 1997	—	—	—	34	34	—	34
Strengthening or reserves primarily as a result of an adverse arbitration decision	—	—	—	—	—	99	99
Strengthening of environmental reserves	—	—	—	—	—	25	25
Other reserve re-estimates, net [1]	12	5	(1)	13	29	69	98

Total prior accident year development for the year ended December 31, 2007	$(4)	$(209)	$(14)	$82	$(145)	$193	$48

[1]	Includes reserve discount accretion of $31, including $6 in Small Commercial, $8 in Middle Market, $11 in Specialty Commercial and $6 in Other Operations.

During the year ended December 31, 2007, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes.
Ongoing Operations
•	Released Small Commercial workers’ compensation reserves by $151, primarily related to accident years 2002 to 2006. This reserve release is a continuation of favorable developments first recognized in 2005 and 2006. The workers’ compensation reserve releases in 2007 resulted from a determination that workers’ compensation losses continue to develop even more favorably from prior expectations due to the California and Florida legal reforms and underwriting actions as well as cost reduction initiatives first instituted in 2003. In particular, the state legal reforms and underwriting actions have resulted in lower than expected medical claim severity. In addition, the Company determined that paid losses related to workers’ compensation policies sold through payroll service providers were emerging favorably, leading to a release of reserves for the 2003 to 2006 accident years. The $151 reserve release represented 9% of the Company’s net reserves for Small Commercial workers’ compensation claims as of December 31, 2006.

•	Released reserves for Middle Market general liability claims related to the 2003 to 2006 accident years by $49. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims for the 2003 to 2006 accident years were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in the third and fourth quarter of 2007. This reserve development is unrelated to the reserve strengthening in 2005 and 2006 of other Middle Market general liability claims which developed unfavorably due to higher than anticipated loss payments beyond four years of development. The $49 reserve release represented 6% of the Company’s net reserves for Middle Market general liability claims as of December 31, 2006.

•	Released Small Commercial workers’ compensation reserves related to accident years 2000 and prior by $33. The severity of workers’ compensation medical claims for these accident years has emerged favorably to previous expectations. As the continued development of these claims has resulted in a sustained favorable trend, management released reserves in the fourth quarter of 2007. The $33 reserve release represented 2% of the Company’s net reserves for Small Commercial workers’ compensation claims as of December 31, 2006.

•	Recorded a $30 net release of reserves for Small Commercial package business related to the 2003 to 2006 accident years. Reserve reviews completed during 2007 identified that the frequency of reported liability claims on Small Commercial package business policies for these accident years was lower than the previously expected frequency. In addition, reported loss costs on property coverages have emerged favorably for the 2006 accident year. In recognition of these trends, in the second and fourth quarter of 2007, management reduced reserves by a total of $30. The $30 reserve release represented 3% of the Company’s net reserves for Small Commercial package business claims as of December 31, 2006.

•	Released reserves for commercial surety business by $22 for accident years 2003 to 2006. Reported losses for commercial surety business have been emerging favorably resulting in the Company lowering its estimate of ultimate unpaid losses during the third quarter of 2007. The $22 reserve release represented 14% of the Company’s net reserves for fidelity and surety claims as of December 31, 2006.

•	Released Middle Market commercial auto liability reserves by $18 for accident years 2003 and 2004. Since the first quarter of 2007, reported losses for commercial auto liability claims in these accident years have emerged favorably although management did not determine that this was a verifiable trend until the third quarter of 2007 when it released the reserves. The $18 reserve release represented 6% of the Company’s net reserves for Middle Market auto liability claims as of December 31, 2006.

•	Released reserves for Personal Lines auto liability claims for accident years 2002 to 2006 by $16. This reserve release was a continuation of trends first observed in 2006. During the first quarter of 2006, the Company released auto liability reserves related to the 2005 accident year due to frequency emerging favorable to initial expectations. During the second quarter of 2006, the Company observed that loss cost severity on auto liability claims for the 2004 accident year was emerging favorable to initial expectations and released reserves to recognize this trend. For each of the 2002 to 2006 accident years, the Company has continued to observe favorable trends in reported severity and, in the fourth quarter of 2007, the Company released an additional $16 in reserves. The $16 reserve release represented 1% of the Company’s net reserves for Personal Lines auto liability claims as of December 31, 2006.

•	Released reserves for errors and omissions claims for accident year 2005 by $15. During the fourth quarter of 2007, the Company updated its analysis of certain professional liability claims and the new analysis showed that claims under errors and omissions policies were emerging favorable to initial expectations, resulting in this reserve release. The $15 reserve release represented 3% of the Company’s net reserves for professional liability claims as of December 31, 2006.

•	Strengthened Specialty Commercial workers’ compensation reserves by $47, primarily related to accident years 1987 to 2001. Management has been observing larger than expected increases in loss cost severity, particularly on high deductible and excess policies. The $47 reserve strengthening represented 2% of the Company’s net reserves for Specialty Commercial workers’ compensation claims as of December 31, 2006.

•	Strengthened Middle Market workers’ compensation reserves by $40 for accident years 1973 and prior, primarily driven by a reduction in reinsurance recoverables from the commutation of certain reinsurance treaties. Due to the commutations, within the past two years, net paid losses on these claims have begun to emerge unfavorably to initial expectations and, during 2007, the Company determined that this trend in higher paid losses would ultimately result in unpaid losses settling for more than management’s previous estimates. The $40 reserve strengthening represented 2% of net reserves for Middle Market workers’ compensation claims as of December 31, 2006.

•	Strengthened general liability reserves by $39 for accident years more than 20 years old. The Company has experienced an increase in defense costs for certain mass tort claims and, during 2007, the Company determined that the increase in defense costs was a sustained trend that resulted in an increase in reserves. The $39 reserve strengthening represented 2% of the Company’s net reserves for general liability claims as of December 31, 2006.

•	Strengthened reserves for Specialty Commercial general and products liability claims by $34, primarily related to the 1987 to 1997 accident years. Reported losses on general and products liability claims have been emerging unfavorably to previous expectations and loss adjustment expenses have been higher than expected on late emerging claims. The $34 reserve strengthening represented 3% of the Company’s net reserves for Specialty Commercial general liability claims as of December 31, 2006.
Also during 2007, the Company refined its processes for allocating IBNR reserves by accident year, resulting in a reclassification of $347 of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years. This reclassification of reserves by accident year had no effect on total recorded reserves within any segment or on total recorded reserves for any line of business within a segment.
Other Operations
•	During the second quarter of 2007, an arbitration panel found that a Hartford subsidiary, established as a captive reinsurance company in the 1970s by The Hartford’s former parent, ITT Corporation (“ITT”), had additional obligations to ITT’s primary insurance carrier under ITT’s captive insurance program, which ended in 1993. When ITT spun off The Hartford in 1995, the former captive became a Hartford subsidiary. The arbitration concerned whether certain claims could be presented to the former captive in a different manner than ITT’s primary insurance carrier historically had presented them. The Company recorded a charge of $99 principally as a result of this adverse arbitration decision.

•	The Company completed its environmental reserve evaluation and increased its environmental reserves by $25. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment.
A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2006 follows:

For the year ended December 31, 2006
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,152	$3,023	$4,172	$6,073	$15,420	$6,846	$22,266
Reinsurance and other recoverables	385	192	565	2,306	3,448	1,955	5,403

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,767	2,831	3,607	3,767	11,972	4,891	16,863

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,396	1,509	1,533	1,069	6,507	—	6,507
Current accident year catastrophes	120	34	36	9	199	—	199
Prior years	(38)	(75)	15	34	(64)	360	296

Total provision for unpaid losses and loss adjustment expenses	2,478	1,468	1,584	1,112	6,642	360	7,002
Payments	(2,309)	(1,092)	(1,151)	(763)	(5,315)	(835)	(6,150)
Net reserves of Omni business sold	(111)	—	—	—	(111)	—	(111)

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,825	3,207	4,040	4,116	13,188	4,416	17,604
Reinsurance and other recoverables	134	214	477	2,262	3,087	1,300	4,387

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$1,959	$3,421	$4,517	$6,378	$16,275	$5,716	$21,991

Earned premiums	$3,760	$2,652	$2,454	$1,562	$10,428	$5	$10,433
Loss and loss expense paid ratio [1]	61.4	41.1	47.1	48.6	51.0
Loss and loss expense incurred ratio	65.9	55.3	64.7	71.1	63.7
Prior accident year development (pts.)	(1.0)	(2.8)	0.6	2.3	(0.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.

Prior accident year development recorded in 2006
Included within prior accident year development for the year ended December 31, 2006 were the following reserve strengthenings (releases).

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C

Net release of catastrophe loss reserves for 2004 and 2005 hurricanes	$(23)	$(22)	$(3)	$(35)	$(83)	$—	$(83)
Release of Personal Lines auto liability reserves for accident year 2005	(31)	—	—	—	(31)	—	(31)
Strengthening of Personal Lines auto liability reserves for claims with exposure in excess of policy limits	30	—	—	—	30	—	30
Strengthening of general liability loss and loss adjustment expense reserves for accident years 1998 to 2005	—	—	20	—	20	—	20
Release of allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005	—	(33)	(25)	—	(58)	—	(58)
Release of Personal Lines auto liability reserves for accident year 2003 to 2005	(22)	—	—	—	(22)	—	(22)
Strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior	—	—	10	35	45	—	45
Strengthening of Specialty Commercial workers’ compensation allocated loss adjustment expense reserves	—	—	—	20	20	—	20
Effect of Equitas agreement and strengthening of allowance for uncollectible reinsurance	—	—	—	—	—	243	243
Strengthening of environmental reserves	—	—	—	—	—	43	43
Other reserve re-estimates, net [1]	8	(20)	13	14	15	74	89

Total prior accident year development for the year ended December 31, 2006	$(38)	$(75)	$15	$34	$(64)	$360	$296

[1]	Includes reserve discount accretion of $32, including $6 in Small Commercial, $8 in Middle Market, $11 in Specialty Commercial and $7 in Other Operations.
During the year ended December 31, 2006, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes.
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
•	Strengthened Middle Market general liability loss and loss adjustment expense reserves by $20 for accident years 1998 to 2005, primarily as a result of increasing allocated loss adjustment expenses associated with closing older claims. The $20 of reserve strengthening represented 2% of the Company’s net reserves for general liability claims as of December 31, 2005.

•	Released allocated loss adjustment expense reserves by $58 for accident years 2003 to 2005, primarily for workers’ compensation business and package business, as a result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expenses for both legal and non-legal expenses. The Company began implementing cost reduction initiatives in late 2003. It was initially uncertain what effect those efforts would have on controlling allocated loss adjustment expenses. During 2004, favorable trends started to emerge, particularly on shorter-tailed auto liability claims, but it was not clear if these trends would be sustained. In early 2005, favorable trends continued and the Company analyzed claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses. During the second quarter of 2005, the Company released allocated loss adjustment expense reserves on shorter-tailed auto liability claims as the favorable trends on shorter-tailed business emerged more quickly and were determined to be reliable. During both the second and fourth quarter of 2006, the Company determined that the favorable development on package business and workers’ compensation business had become a verifiable trend and, accordingly, reserves were reduced. The $58 release represented 1% of total net reserves for workers’ compensation and package business as of December 31, 2005.

•	Released Personal Lines auto liability reserves related to AARP and other affinity business by $22. AARP auto liability reserves for accident year 2004 were reduced as a result of favorable loss cost severity trends. AARP auto liability severity, as measured by reported data, began declining in 2005; however, the Company was uncertain whether this trend would prove persistent over time since paid loss data did not support a decline. During the second quarter of 2006, the Company determined that all the metrics supported a decline in severity estimates and, therefore, the Company released reserves. Auto liability reserves for other affinity business related to accident years 2003 to 2005 were reduced to recognize favorable developments in loss costs that have emerged. The $22 reserve release represented 1% of the Company’s net reserves for Personal Lines auto liability claims as of December 31, 2005.

•	Strengthened construction defect claim reserves by $45 for accident years 1997 and prior as a result of an increase in claim severity trends. In 2004, two large construction defects claims were reported, but these were not viewed as an indication of an increase in the severity trend for all claims. In 2005, two additional large cases were reported. Management performed an expanded review of construction defects claims in the second quarter of 2006. Based on the expanded review and additional reported claim experience, management concluded that reported losses would likely continue at a higher level in the future and this resulted in strengthening the recorded reserves. The $35 of reserve strengthening in Specialty Commercial represented 4% of the Company’s net reserves for Specialty Commercial general liability claims as of December 31, 2005. The $10 of strengthening in Middle Market represented 1% of net reserves for Middle Market general liability claims as of December 31, 2005.

•	Strengthened Specialty Commercial workers’ compensation allocated loss adjustment expense reserves by $20 for loss adjustment expense payments expected to emerge after 20 years of development. During 2005, the Company had done an in-depth study of loss payments expected to emerge after 20 years of development. At that time, it was believed that allocated loss adjustment expenses for a particular subset of business (primary policies on national accounts business) developed more quickly than allocated loss adjustment expenses for smaller insureds and that a similar reserve strengthening for national accounts business was not required. During the second quarter of 2006, the Company’s reserve review indicated that the development pattern for this business should be adjusted to be more consistent with that for smaller insureds. Because the Company has written very little of this business in recent years, the increase in reserves affects accident years 1995 and prior. The $20 of reserve strengthening represented 1% of the Company’s net reserves for Specialty Commercial workers’ compensation claims as of December 31, 2005.
Other Operations
•	Reduced the reinsurance recoverable asset associated with older, longer-term casualty liabilities by $243. The Company reviewed the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities in the second quarter 2006. As a result of this study, and the outcome of an agreement that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, Other Operations recorded prior accident year development of $243.
•	Strengthened environmental reserves by $43 as a result of an environmental reserve evaluation completed in the third quarter of 2006. As part of this evaluation, the Company reviewed all of its domestic direct and assumed reinsurance accounts exposed to environmental liability. The Company also examined its London Market exposures for both direct insurance and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account, although the review found no underlying cause or change in the claim environment. The $43 of reserve strengthening represented 2% of the Company’s net reserves for asbestos and environmental claims as of December 31, 2005.

A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2005 follows:

For the year ended December 31, 2005
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C

Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,000	$2,532	$3,638	$5,406	$13,576	$7,753	$21,329
Reinsurance and other recoverables	190	115	413	2,037	2,755	2,383	5,138

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,810	2,417	3,225	3,369	10,821	5,370	16,191

Provision for unpaid losses and loss adjustment expenses
Current year before catastrophes	2,291	1,426	1,431	1,216	6,364	—	6,364
Current accident years	98	50	38	165	351	—	351
Prior years	(95)	(24)	52	103	36	212	248

Total provision for unpaid losses and loss adjustment expenses	2,294	1,452	1,521	1,484	6,751	212	6,963
Payments	(2,337)	(1,038)	(1,139)	(1,086)	(5,600)	(691)	(6,291)

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,767	2,831	3,607	3,767	11,972	4,891	16,863
Reinsurance and other recoverables	385	192	565	2,306	3,448	1,955	5,403

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,152	$3,023	$4,172	$6,073	$15,420	$6,846	$22,266

Earned premiums	$3,610	$2,421	$2,355	$1,766	$10,152	$4	$10,156
Loss and loss expense paid ratio [1]	64.7	42.9	48.3	61.6	55.1
Loss and loss expense incurred ratio	63.6	60.0	64.6	84.1	66.5
Prior accident year development (pts.)	(2.6)	(1.0)	2.2	5.8	0.4

[1]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.
Prior accident year development recorded in 2005
Included within prior accident year development for the year ended December 31, 2005 were the following reserve strengthenings (releases).

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C

Strengthening of workers’ compensation reserves for claim payments expected to emerge after 20 years of development	$—	$15	$35	$70	$120	$—	$120
Release of 2003 and 2004 accident year workers’ compensation reserves	—	(37)	(38)	—	(75)	—	(75)
Release of reserves for allocated loss adjustment expenses	(95)	(23)	(2)	—	(120)	—	(120)
Strengthening of general liability reserves in Middle Market	—	—	40	—	40	—	40
Strengthening of reserves for 2004 hurricanes	9	20	—	4	33	—	33
Strengthening of assumed casualty reinsurance reserves	—	—	—	—	—	85	85
Strengthening of environmental reserves	—	—	—	—	—	37	37
Other reserve re-estimates, net [1]	(9)	1	17	29	38	90	128

Total prior accident year development for the year ended December 31, 2005	$(95)	$(24)	$52	$103	$36	$212	$248

[1]	Includes reserve discount accretion of $30, including $6 in Small Commercial, $7 in Middle Market, $10 in Specialty Commercial and $7 in Other Operations.
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

incurred. This study involved gathering extensive historical data dating back over 50 years which could be used for making these estimates and incorporated modeling using actuarial techniques that have recently been developed within the actuarial profession. Based on the results of this analysis the Company changed its previous estimate and increased the percentage of ultimate claim costs expected to be paid after 20 years of development. As an example, within Small Commercial and Middle Market, this development percentage was increased from 8% to 9%. The $120 of reserve strengthening represented a change in estimate which was 3% of the Company’s net reserves for workers’ compensation claims as of December 31, 2004.
•	Released reserves for workers’ compensation losses in Small Commercial and Middle Market by $75 related to accident years 2003 and 2004. The state of California instituted reforms to its workers’ compensation laws that began in 2003 and continued through 2005. In addition, in this same time frame, the Company was taking underwriting actions to improve workers’ compensation underwriting performance. Management recognized that the combination of the Company’s underwriting initiatives and the state of California changes could, over time, improve the Company’s workers’ compensation experience. Verification of this improvement as a probable outcome, however, would require sufficient supporting evidence. While there appeared to be some favorable trends emerging in late 2004 with respect to accident year 2003 and while early indications on accident year 2004 were favorable, senior reserving actuaries and senior management were uncertain that these favorable trends were real and would be sustained. In the third quarter of 2005, management concluded that sufficient evidence existed in the actuarial data and methods to support a release of reserves. The actuarial work was further supported by a review of underwriting metrics, supporting the effectiveness of the actions taken, and by discussions with claim handlers involved with the California workers’ compensation business. The $75 reserve release represented a change in estimate which was 2% of the Company’s net reserves for workers’ compensation claims as of December 31, 2004.

•	Released prior accident year reserves for allocated loss adjustment expenses by $120, largely as the result of cost reduction initiatives implemented by the Company to reduce allocated loss adjustment expenses for both legal and non-legal expenses as well as improved actuarial techniques. The improved actuarial techniques included an analysis of claims involving legal expenses separate from claims that do not involve legal expenses. This analysis included a review of the trends in the number of claims involving legal expenses, the average expenses incurred and trends in legal expenses. The release of $95 in Personal Lines represented 5% of Personal Lines net reserves as of December 31, 2004.

•	Strengthened general liability reserves within Middle Market by $40 for accident years 2000-2003 due to higher than anticipated loss payments beyond four years of development. The $40 reserve strengthening represented 2% of the Company’s net reserves for general liability claims as of December 31, 2004.

•	Strengthened reserves for loss and loss adjustment expenses related to the third quarter 2004 hurricanes by a total of $33. The main drivers of the increase were late-reported claims for condominium assessments and increases in the costs of building materials and contracting services.

•	Within the Specialty Commercial segment, there were other offsetting positive and negative adjustments to prior accident year reserves. The principal offsetting adjustments were a release of reserves for directors and officers insurance related to accident years 2003 and 2004 and strengthening of prior accident year reserves for contracts that provide auto financing gap coverage and auto lease residual value coverage; the release and offsetting strengthening were each approximately $80.
Other Operations
•	Strengthened assumed reinsurance reserves by $85, principally for accident years 1997 through 2001. In recent years, the Company has seen an increase in reported losses above previous expectations and this increase in reported losses contributed to the reserve re-estimates. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. The reserve strengthening of $85 represents 6% of the $1.3 billion of net assumed reinsurance reserves within Other Operations as of December 31, 2004.

•	Strengthened environmental reserves by $37 as a result of an environmental reserve evaluation completed during the third quarter of 2005. While the review found no underlying cause or change in the claim environment, loss estimates for individual cases changed based upon the particular circumstances of each account. The $37 of reserve strengthening represented 1% of the Company’s net reserves for asbestos and environmental claims as of December 31, 2004.

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
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past three years. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The percentage relationships presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last three years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. See “Impact of key assumptions on reserve volatility” within Critical Accounting Estimates for further discussion of the potential for variability in recorded loss reserves.

		Small	Middle	Specialty	Ongoing	Other	Total
	Personal Lines	Commercial	Market	Commercial	Operations	Operations	P&C

Range of prior accident year development for the three years ended December 31, 2007 [1] [2]	(5.2) — (0.2)	(6.5) — (1.0)	(0.3) — 1.6	0.9 — 3.1	(1.1) — 0.3	3.9 — 7.4	(0.6) — 1.5

[1]	Bracketed prior accident year development indicates favorable development. Unbracketed amounts represent unfavorable development.

[2]	Over the past ten years, reserve re-estimates for total Property & Casualty ranged from (1.3)% to 21.5%. Before the reserve strengthening for asbestos and environmental reserves, over the past ten years reserve re-estimates for total Property & Casualty ranged from (3.0)% to 1.6%.
The potential variability of the Company’s Property & Casualty reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed under Critical Accounting Estimates.
Risk Management Strategy
The Hartford’s property and casualty operations have processes to manage risk to natural disasters, such as hurricanes and earthquakes, and other perils, such as terrorism. The Hartford’s risk management processes include, but are not limited to, disciplined underwriting protocols, exposure controls, sophisticated risk modeling, risk transfer, and capital management strategies.
In managing risk, The Hartford’s management processes involve establishing underwriting guidelines for both individual risks, including individual policy limits, and in aggregate, including aggregate exposure limits by geographic zone and peril. The Company establishes risk limits and actively monitors the risk exposures as a percent of Property & Casualty statutory surplus. For natural catastrophe perils, the Company limits its estimated loss to natural catastrophes from a single 250-year event prior to reinsurance to less than 30% of statutory surplus of the Property & Casualty operations and its estimated loss to natural catastrophes from a single 250-year event after reinsurance to less than 15% of statutory surplus of the Property & Casualty operations. For terrorism, the Company monitors its exposure in major metropolitan areas to a single-site conventional terrorism attack scenario, and manages its potential estimated loss, including exposures resulting from the Company’s Group Life operations, to less than $800, which is approximately 5% of the combined statutory surplus of the Life and Property and Casualty operations as of December 31, 2007. Among the 251 locations specifically monitored by the Company, the largest estimated modeled loss arising from a single event is approximately $790. The Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline.
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
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect property and workers’ compensation exposures, and individual risk or quota share arrangements, that protect specific classes or lines of business. There are no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is also used to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and other reinsurance programs relating to particular risks or specific lines of business.

The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of January 1, 2008:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit	Retention

Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2008 to 1/1/2009	Varies by layer, but averages 89% across all layers	Aggregates to $750 across all layers	$250

Layer covering property catastrophe losses from a single wind or earthquake event affecting the northeast of the United States from Virginia to Maine	6/1/2007 to 6/1/2008	90%	300	1,000

Property catastrophe losses from a single event on excess and surplus property business	1/1/2008 to 1/1/2009	95%	Aggregates to $280 across all layers	20

Property catastrophe losses from a single event on property business written with national accounts	7/1/2007 to 7/1/2008	91%	160	15

Reinsurance with the Florida Hurricane Catastrophe Fund covering Florida Personal Lines property catastrophe losses from a single event	6/1/2007 to 6/1/2008	90%	423 [1]	83

Workers’ compensation losses arising from a single catastrophe event	7/1/2007 to 7/1/2008	95%	280	20

[1]	The per occurrence limit on the FHCF treaty increased from $264 for the 6/1/2006 to 6/1/2007 treaty year to $423 for the 6/1/2007 to 6/1/2008 treaty year due to the Company’s election to purchase additional limits under the “Temporary Increase in Coverage Limit (TCIL)” statutory provision in excess of the coverage the Company is required to purchase from the FHCF.
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

The following table summarizes the terms of the reinsurance treaties with Foundation Re and Foundation Re II that were in place as of January 1, 2008:

			Bond amount issued by
			Foundation Re or
Covered perils	Treaty term	Covered losses	Foundation Re II

Hurricane loss events affecting the Gulf and Eastern Coast of the United States	11/17/2004 to 11/24/2008	45% of $400 in losses in excess of an index loss trigger equating to approximately $1.3 billion in Hartford losses	$180

Hurricane and earthquake loss events which occur in the year following a large hurricane or earthquake event that has an estimated occurrence probability of 1-in-100 years	11/17/2004 to 1/6/2009	90% of $75 in losses in excess of an index loss trigger equating to approximately $125 in Hartford losses	68

Hurricane loss events affecting the Gulf and Eastern Coast of the United States and loss events arising from California, Pacific Northwest, and New Madrid earthquakes.	2/17/2006 to 2/24/2010	26% of $400 in losses in excess of an index loss trigger equating to approximately $1.3 billion in Hartford losses	105

Hurricane loss events affecting the Gulf and Eastern Coast of the United States	11/17/2006 to 11/26/2010	45% of $400 in losses in excess of an index loss trigger equating to approximately $1.85 billion in Hartford losses	180

Annual aggregate of hurricane, earthquake and tornado/hail events in the continuous continental United States that result in $100 and $29.5 billion in industry losses	11/17/2006 to 1/8/2009	45% of $150 in losses in excess of an index loss trigger equating to approximately $462 in annual aggregate Hartford losses	68

As of December 31, 2007, there have been no events that are expected to trigger a recovery under any of the reinsurance programs with Foundation Re or Foundation Re II and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaties.
Estimated Catastrophe Exposures
The Company uses third party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company’s financial position and results of operations. The following table shows modeled loss estimates before expected reinsurance recoveries and after expected reinsurance recoveries. The loss estimates represent total property losses for hurricane events and property and workers’ compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates, which have a 0.4% likelihood of being exceeded in any single year. The net loss estimates assume that the Company would be able to recover all losses ceded to reinsurers under its reinsurance programs. There are various methodologies used in the industry to estimate the potential property and workers’ compensation losses that would arise from various catastrophe events and companies may use different models and assumptions in their estimates. Therefore, the Company’s estimates of gross and net losses arising from a 250-year hurricane or earthquake event may not be comparable to estimates provided by other companies. Furthermore, the Company’s estimates are subject to significant uncertainty and could vary materially from the actual losses that would arise from these events.

The Company’s modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in the Northwestern, Northeastern, Southeastern and Midwestern regions of the United States with associated magnitudes ranging from 6.5 to 8.5 on the Richter scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 3, 4 and 5 events in Florida as well as other Southeastern, Northeastern and Gulf region landfalls.

	Hurricane		Earthquake
		Net of		Net of
		Expected		Expected
	Before	Reinsurance	Before	Reinsurance
	Reinsurance	Recoveries	Reinsurance	Recoveries

Estimated 250-year probable maximum loss, before-tax	$2,202	$683	$1,099	$286

Percentage of statutory surplus of the Property & Casualty operations as of December 31, 2007		8%		3%

Terrorism
For terrorism, private sector catastrophe reinsurance capacity is limited and generally unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA). On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that result in industry losses in excess of $100. In addition, TRIPRA revised the TRIA definition of a certified “act of terrorism” by removing the requirement that an act be committed “on behalf of any foreign person or foreign interest.” As a result, domestic acts of terrorism can now be certified as “acts of terrorism” under the program, subject to the other requirements of TRIPRA. Under the program, in any one calendar year, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer’s losses exceed 20% of the company’s eligible direct commercial earned premiums of the prior calendar year, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIPRA required that the President’s Working Group on Financial Markets (“PWG”) continue to perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG’s initial report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long term development of the terrorism risk market difficult, and that there is likely little potential for future market development for nuclear, biological, chemical and radiological (NBCR) coverage. A September 2006 study by the U.S. Government Accountability Office on insuring NBCR terrorism risk similarly concluded that any market-driven expansion of coverage is highly unlikely in the foreseeable future. TRIPRA requires the Comptroller General to, among other things, study the availability and affordability of insurance coverage for losses caused by terrorist attacks involving nuclear, biological, chemical or radiological materials and issue a report by December, 2008.
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

In the fourth quarter of 2005, the Company accrued an estimated $46 for regular assessments based on estimates of the deficits in each account at the time. In the second quarter of 2006, the Florida legislature approved the use of $715 of state tax revenues to partially offset the deficits in Citizens’ High Risk, Commercial Lines and Personal Lines accounts. During the second quarter of 2006, Citizens’ management also finalized its estimate of the 2004 and 2005 hurricane losses that would be used in calculating the deficits in each account. In the third quarter of 2006, the Board of Governors of Citizens approved a final assessment for the 2005 account year and the Company received the assessment notice during the fourth quarter of 2006. The estimates of the deficits in the Personal Lines account and Commercial Lines account were lower than previously anticipated by the Company. As a result of these changes in estimates, during 2006, the Company reduced its accrual for Citizens’ assessments by $41, from $46 to $5. The reduction in the amount of the estimated regular assessment also reduces the amount of surcharges that will be billed to policyholders to recoup the assessments in the future.
Servicing of flood insurance
The Company does not provide residential flood insurance under its insurance policies. However, the Company acts as an administrator for the Write Your Own flood program on behalf of the National Flood Insurance Program under FEMA, for which it earns a fee for collecting premiums and processing claims. Under the program, the Company services both personal lines and commercial lines flood insurance policies and does not assume any underwriting risk.
Reinsurance Recoverables
The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2007 and 2006:

Reinsurance Recoverable	December 31, 2007	December 31, 2006

Paid loss and loss adjustment expenses	$347	$460
Unpaid loss and loss adjustment expenses	3,788	4,417

Gross reinsurance recoverable	4,135	4,877
Less: allowance for uncollectible reinsurance	(404)	(412)

Net reinsurance recoverable	$3,731	$4,465

Reinsurance recoverables represent loss and loss adjustment expenses recoverable from a number of entities, including reinsurers and pools. As shown in the following table, a portion of the total gross reinsurance recoverable relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverable as of December 31, 2007 and 2006, the following table shows the portion of recoverables due from companies rated by A.M. Best.

Distribution of gross
reinsurance recoverable	December 31, 2007		December 31, 2006

Gross reinsurance recoverable	$4,135		$4,877
Less: mandatory (assigned risk) pools and structured settlements	(635)		(673)

Gross reinsurance recoverable excluding mandatory pools and structured settlements	$3,500		$4,204

		% of Total		% of Total

Rated A — (Excellent) or better by A.M. Best [1]	$2,614	74.7%	$3,050	72.5%
Other rated by A.M. Best	90	2.6%	162	3.9%

Total rated companies	2,704	77.3%	3,212	76.4%
Voluntary pools	195	5.6%	223	5.3%
Captives	231	6.6%	197	4.7%
Other not rated companies	370	10.5%	572	13.6%

Total	$3,500	100.0%	$4,204	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2007 and 2006, respectively.
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
Unless otherwise specified, the following discussion speaks to changes for the year ended December 31, 2007 compared to the year ended December 31, 2006 and the year ended December 31, 2006 compared to the year ended December 31, 2005.

TOTAL PROPERTY & CASUALTY

Operating Summary	2007	2006	2005

Earned premiums [1]	$10,496	$10,433	$10,156
Net investment income	1,687	1,486	1,365
Other revenues [2]	496	473	463
Net realized capital gains (losses)	(172)	9	44

Total revenues	12,507	12,401	12,028
Losses and loss adjustment expenses
Current accident year before catastrophes	6,692	6,507	6,364
Current accident year catastrophes	177	199	351
Prior accident years [3]	48	296	248

Total losses and loss adjustment expenses	6,917	7,002	6,963
Amortization of deferred policy acquisition costs	2,104	2,106	1,997
Insurance operating costs and expenses	716	580	731
Other expense	693	643	617

Total benefits, losses and expenses	10,430	10,331	10,308
Income before income taxes	2,077	2,070	1,720
Income tax expense	570	551	484

Net income [4]	$1,507	$1,519	$1,236

Net Income (Loss)

Ongoing Operations	$1,477	$1,554	$1,165
Other Operations	30	(35)	71

Total Property & Casualty net income	$1,507	$1,519	$1,236

[1]	Includes reinstatement premiums related to hurricanes of $73 in 2005.

[2]	Primarily servicing revenue.

[3]	Net prior year incurred losses in 2006 includes the effect of reducing net reinsurance recoverables by $243 as a result of an agreement with Equitas and strengthening of the allowance for uncollectible reinsurance.

[4]	Includes net realized capital gains (losses), after tax, of $(112), $46 and $29 for the years ended December 31, 2007, 2006 and 2005, respectively.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income decreased by $12, or 1%, as a result of a $77 decrease in Ongoing Operations’ net income partially offset by a $65 increase in Other Operations’ results. Other Operations reported net income of $30 in 2007 compared to a net loss of $35 in 2006. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income increased by $283, or 23%, as a result of a $389 increase in Ongoing Operations’ net income, partially offset by a $106 decrease in Other Operations’ results. Other Operations reported a net loss of $35 in 2006 compared to net income of $71 in 2005. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.

ONGOING OPERATIONS
Ongoing Operations includes the four underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial.
Operating Summary
Net income for Ongoing Operations includes underwriting results for each of its segments, income from servicing businesses, net investment income, other expenses and net realized capital gains (losses), net of related income taxes.

Ongoing Operations	2007	2006	2005

Written premiums	$10,435	$10,658	$10,483
Change in unearned premium reserve	(56)	230	331

Earned premiums	10,491	10,428	10,152
Losses and loss adjustment expenses
Current accident year before catastrophes	6,692	6,507	6,364
Current accident year catastrophes	177	199	351
Prior accident years	(145)	(64)	36

Total losses and loss adjustment expenses	6,724	6,642	6,751
Amortization of deferred policy acquisition costs	2,104	2,106	2,000
Insurance operating costs and expenses	694	569	710

Underwriting results	969	1,111	691
Net servicing income [1]	52	53	49
Net investment income	1,439	1,225	1,082
Net realized capital gains (losses)	(160)	(17)	19
Other expenses	(248)	(222)	(202)

Income before income taxes	2,052	2,150	1,639
Income tax expense	(575)	(596)	(474)

Net income	$1,477	$1,554	$1,165

Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.8	62.4	62.7
Current accident year catastrophes	1.7	1.9	3.5
Prior accident years	(1.4)	(0.6)	0.4

Total loss and loss adjustment expense ratio	64.1	63.7	66.5
Expense ratio	26.3	25.6	26.5
Policyholder dividend ratio	0.4	0.1	0.1

Combined ratio	90.8	89.3	93.2

Catastrophe ratio

Current accident year	1.7	1.9	3.5
Prior accident years	0.1	(0.7)	0.1

Total catastrophe ratio	1.8	1.2	3.6

Combined ratio before catastrophes	89.0	88.1	89.6
Combined ratio before catastrophes and prior accident year development	90.5	88.0	89.4

[1]	Net of expenses related to service business.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income
Net income decreased by $77, or 5%, due primarily to a decrease in underwriting results and an increase in net realized capital losses, partially offset by an increase in net investment income.
Underwriting results decreased by $142
Underwriting results decreased by $142, from $1,111 to $969, with a corresponding 1.5 point increase in the combined ratio, from 89.3 to 90.8, due to:

Change in underwriting results

Earned premiums
Excluding Omni, a 2% increase in earned premium	$185
Decrease in earned premium due to the sale of Omni in the fourth quarter of 2006	(122)

Net increase in earned premiums	63

Losses and loss adjustment expenses
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes, excluding Omni	(176)
Volume change — Increase in current accident year loss and loss adjustment expenses before catastrophes due to the increase in earned premium, excluding Omni	(114)
Sale of Omni — Decrease in current accident year loss and loss adjustment expenses before catastrophes as a result of the sale of Omni	105

Net increase in current accident year loss and loss adjustment expenses before catastrophes	(185)
Catastrophes — Decrease in current accident year catastrophe losses	22
Reserve changes — Increase in net favorable prior accident year reserve development	81

Net increase in losses and loss adjustment expenses	(82)

Operating expenses
Decrease in amortization of deferred policy acquisition costs	2

Increase in insurance operating costs and expenses	(125)

Net increase in operating expenses	(123)

Decrease in underwriting results from 2006 to 2007	$(142)

Sale of Omni
The Company sold its Omni non-standard auto business in the fourth quarter of 2006. Omni accounted for an underwriting loss of $52 in 2006, including $127 of earned premiums, $140 of loss and loss adjustment expenses, $30 of amortization of deferred policy acquisition costs and $9 of insurance operating costs and expenses.
Earned premium increased by $63
Ongoing Operations’ earned premium increased by $63, or 1%, to $10,491, driven by a 3% increase in both Personal Lines and Small Commercial, partially offset by a 4% decrease in Middle Market and a 3% decrease in Specialty Commercial. Excluding Omni, earned premium increased by $185, or 2%. Refer to the earned premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the increase in earned premium.
Losses and loss adjustment expenses increased by $82
Current accident year loss and loss adjustment expenses before catastrophes increased by $185
Ongoing Operations’ current accident year loss and loss adjustment expenses before catastrophes increased by $185 in 2007, to $6,692, due largely to an increase in the current accident year loss and loss adjustment expense ratio and an increase in earned premium, partially offset by a decrease due to the sale of Omni. Excluding Omni, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.7 points, to 63.8, due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes of 3.3 points in Personal Lines, 1.4 points in Small Commercial and 2.2 points in Middle Market, partially offset by a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes of 2.2 points in Specialty Commercial.

Personal Lines
Excluding the effect of Omni, the 3.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines was primarily due to increased severity on auto liability claims, increased frequency on auto property damage claims and, to a lesser extent, increased severity on homeowners claims, partially offset by the effect of earned pricing increases in homeowners.

Small Commercial
The 1.4 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial was primarily due to a higher loss ratio and loss adjustment expense ratio for package business and commercial auto claims, partially offset by a lower loss and loss adjustment expense ratio for workers’ compensation claims.

Middle Market
The 2.2 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market was primarily due to a higher loss and loss adjustment expense ratio for workers’ compensation, general liability and commercial auto claims driven, in part, by earned pricing decreases. For commercial auto, loss costs increased for both liability and property damage claims.

Specialty Commercial
The 2.2 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial was primarily due to a lower loss and loss adjustment ratio on directors and officers insurance in professional liability, partially offset by a higher loss and loss adjustment expense ratio on casualty business.

Current accident year catastrophes decreased by $22
Current accident year catastrophe losses decreased by $22, from $199, or 1.9 points, in 2006 to $177, or 1.7 points, in 2007. The largest catastrophe losses in 2007 were from wildfires in California, spring windstorms in the Southeast and Northeast, tornadoes and thunderstorms in the Midwest and a December ice storm in the Midwest. Catastrophes in 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.
Increase in net favorable prior accident year reserve development by $81
Net favorable prior accident year reserve development increased from $64, or 0.6 points, in 2006 to $145, or 1.4 points, in 2007. Net favorable reserve development of $145 in 2007 included several changes in reserves, including a $151 release of workers’ compensation loss and loss adjustment expense reserves, primarily for accident years 2002 to 2006. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2007.
The $64 of net favorable prior accident year development in 2006 included several changes in reserves, including an $83 net release of prior accident year hurricane reserves. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2006.
Operating expenses increased by $123
The 0.7 point increase in the expense ratio and the 0.3 point increase in the policyholder dividend ratio was primarily due to an increase in insurance operating costs and expenses. Insurance operating costs and expenses increased by $125, partly because insurance operating costs and expenses in 2006 included the effect of a $41 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes. Also contributing to the increase in insurance and operating costs and expenses was a $34 increase in policyholder dividends due largely to a $20 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Apart from the effect of Citizens assessments and policyholder dividends, insurance operating costs and expenses increased by $50, primarily due to an increase in IT costs and an increase in non-deferrable salaries and benefits and other internal operating costs.
Despite the increase in earned premium, amortization of deferred policy acquisition costs remained relatively flat from 2006 to 2007 due to the effect of the sale of Omni. Excluding the effect of Omni, amortization increased by $28, or 1%, primarily driven by the 2% growth in earned premiums excluding Omni. In 2006, Omni accounted for $127 of earned premiums and $30 of amortization.
Net investment income increased by $214
Primarily driving the $214 increase in net investment income was a higher average invested asset base and income earned from a higher portfolio yield. The increase in the average invested asset base contributing to the increase in investment income was primarily due to positive operating cash flows, partially offset by the return of capital to Corporate. Contributing to the increase in net investment income was an increase in income from limited partnerships and other alternative investments, driven by a higher yield on these investments and shifting a greater allocation of investments to these asset classes.
Net realized capital losses increased by $143
Net realized capital losses increased from $17 in 2006 to $160 in 2007, primarily due to an increase in credit-related impairments and decreases in the fair value of non-qualifying derivatives attributable to changes in value associated with credit derivatives due to credit spreads widening. Credit-related impairments in 2007 primarily consisted of impairments of asset-backed securities backed by sub-prime residential mortgage loans and impairments of corporate securities in the financial services and homebuilders sectors. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in 2007).

Other expenses increased by $26
Other expenses increased by $26, primarily due to $49 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, partially offset by a reduction in the estimated cost of legal settlements in 2007.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Net income
Net income increased by $389, or 33%, due primarily to an increase in underwriting results and an increase in net investment income.
Underwriting results increased by $420
Underwriting results increased by $420, from $691 to $1,111, with a corresponding 3.9 point decrease in the combined ratio, from 93.2 to 89.3, due to:

Change in underwriting results

Earned premiums
An increase in earned premium, excluding a decrease in catastrophe treaty reinstatement premium	$203
An increase in earned premium due to a decrease in catastrophe treaty reinstatement premium	73

Increase in earned premiums	276

Losses and loss adjustment expenses
Volume change — Increase in current accident year loss and loss adjustment expenses before catastrophes due to the increase in earned premium	(127)
Ratio change — Excluding the effect of catastrophe treaty reinstatement premium, an increase in the current accident year non-catastrophe loss and loss adjustment expense ratio	(16)

Total increase in current accident year loss and loss adjustment expenses before catastrophes	(143)
Catastrophes — Decrease in current accident year catastrophe losses	152
Reserve changes — Change in net favorable prior accident year reserve development	100

Net decrease in losses and loss adjustment expenses	109

Operating expenses
Increase in amortization of deferred policy acquisition costs	(106)
Decrease in insurance operating costs and expenses	141

Net decrease in operating expenses	35

Increase in underwriting results from 2005 to 2006	$420

Earned premium increased by $276
Ongoing Operations’ earned premium increased by $276, or 3%, to $10,428, in part due to $73 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005. Apart from the effect of catastrophe treaty reinstatement premium in 2005, earned premium grew by $203, or 2%, driven by earned premium increases in Small Commercial, Personal Lines and Middle Market, partially offset by an earned premium decrease in Specialty Commercial. Refer to the earned premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the increase in earned premium.

Losses and loss adjustment expenses decreased by $109
Current accident year loss and loss adjustment expenses before catastrophes increased by $143
Ongoing Operations’ current accident year loss and loss adjustment expenses before catastrophes increased by $143 in 2006, to $6,507, due largely to the increase in earned premium. Excluding the effect of catastrophe treaty reinstatement premium, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.2 points, to 62.4, due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes of 0.9 points in Personal Lines, 2.1 points in Middle Market and 0.3 points in Specialty Commercial, largely offset by a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes of 1.8 points in Small Commercial.

Personal Lines
Excluding the effect of catastrophe treaty reinstatement premium, the 0.9 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines was primarily due to an increase in non-catastrophe property loss costs for homeowners, primarily driven by an increase in claim severity, and an increase in the loss and loss adjustment expense ratio for auto liability claims, partially due to a shift to more Dimensions product business within Agency.

Small Commercial
Excluding the effect of catastrophe treaty reinstatement premium, the 1.8 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial was primarily due to a lower loss and loss adjustment expense ratio on workers’ compensation business and a decrease in non-catastrophe property loss costs, partially offset by a shift to more workers’ compensation premium which has a higher loss and loss adjustment expense ratio than other business in the segment. Non-catastrophe property loss costs were favorable primarily due to favorable claim frequency.

Middle Market
Excluding the effect of catastrophe treaty reinstatement premium, the 2.1 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market was primarily due to an increase in non-catastrophe property loss costs, the effect of earned pricing decreases and the effect of a shift to more workers’ compensation premium which has a higher loss and loss adjustment expense ratio than other business in the segment. The increase in non-catastrophe property loss costs was primarily due to increasing claim severity.

Specialty Commercial
Excluding the effect of catastrophe treaty reinstatement premium, the 0.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial was primarily due to a higher loss and loss adjustment expense ratio on casualty and professional liability business and the effect of an increase in the allocation to Specialty Commercial of premiums ceded under the Company’s principal property catastrophe reinsurance program, partially offset by lower non-catastrophe property loss costs.

Current accident year catastrophes decreased by $152
Current accident year catastrophe losses decreased by $152, from $351, or 3.5 points, in 2005 to $199, or 1.9 points, in 2006. The decrease in current accident year catastrophe losses was primarily due to $264 of net losses incurred for hurricanes Katrina, Rita and Wilma in 2005, partially offset by an increase in non-hurricane related catastrophes in 2006. Catastrophe losses in 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.
Change to net favorable prior accident year reserve development by $100
Prior accident year reserve development changed from net unfavorable development of $36, or 0.4 points, in 2005 to net favorable development of $64, or 0.6 points, in 2006. The $64 of net favorable prior accident year development in 2006 for Ongoing Operations was primarily due to an $83 release of prior accident year hurricane reserves and a $58 release of allocated loss adjustment expense reserves for workers’ compensation and package business, partially offset by reserve strengthenings in Specialty Commercial. Net unfavorable reserve development of $36 in 2005 included a $120 increase in workers’ compensation reserves related to reserves for claim payments expected to emerge after 20 years of development, a $40 strengthening of general liability reserves within Middle Market for accident years 2000 to 2003 due to higher than anticipated loss payments beyond four years of development and $33 of reserve strengthening related to the third quarter 2004 hurricanes. Partially offsetting the reserve increases in 2005 was a $95 reduction in prior accident year reserves for allocated loss adjustment expenses in Personal Lines, predominantly related to auto liability claims, and a $75 reduction in workers’ compensation reserves recorded related to accident years 2003 and 2004. See the “Reserves” section of the MD&A for further discussion of reserve development.

Operating expenses decreased by $35
The 0.9 point decrease in the expense ratio, to 25.6, was primarily due to a decrease in insurance operating costs and expenses. Insurance operating costs decreased by $141, largely because of a $41 decrease in estimated Citizens’ assessments in 2006 compared to a $64 increase in Citizens assessments in 2005. Almost all of the Citizens assessments were for assessments charged by the Citizens Property Insurance Corporation (Citizens) in Florida, a company established by the State of Florida to provide personal and commercial insurance to individuals and businesses in Florida who are in high risk areas of the state and are unable to obtain insurance through the private insurance markets. Amortization of deferred policy acquisition costs increased by $106, due largely to the increase in earned premium.
Net investment income increased by $143
The $143 increase in net investment income was primarily because of a larger investment base due to increased cash flows from underwriting and an increase in capital and invested assets attributed to Ongoing Operations as well as an increase in interest rates and a change in asset mix (i.e., a greater share of investments in mortgage loans and limited partnerships).
A change from $19 of realized capital gains in 2005 to $17 of net realized capital losses in 2006
The $17 in net realized capital losses during 2006 included a $24 pre-tax realized capital loss from the sale of Omni, an increase in other-than-temporary-impairments and losses on the sale of fixed maturity investments, partially offset by an increase in income from other sources. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments).
Other expenses increased by $20
Other expenses increased by $20, primarily due to lower bad debt expense in 2005.

PERSONAL LINES
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation and to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market (“Standard”). Up until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary. Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program. The Hartford’s exclusive licensing arrangement with AARP continues until January 1, 2020 for automobile, homeowners and home-based business. The AARP Health program agreement continues through 2009.

Written Premiums [1]	2007	2006	2005

Business Unit
AARP	$2,750	$2,580	$2,373
Agency	1,123	1,100	1,020
Other	74	197	283

Total	$3,947	$3,877	$3,676

Product Line
Automobile	$2,848	$2,856	$2,753
Homeowners	1,099	1,021	923

Total	$3,947	$3,877	$3,676

Earned Premiums [1]	2007	2006	2005

Business Unit
AARP	$2,681	$2,466	$2,296
Agency	1,123	1,068	997
Other	85	226	317

Total	$3,889	$3,760	$3,610

Product Line
Automobile	$2,822	$2,792	$2,728
Homeowners	1,067	968	882

Total	$3,889	$3,760	$3,610

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006	2005

Policies in-force at year end

Automobile	2,349,402	2,276,165	2,222,689
Homeowners	1,481,542	1,440,399	1,365,585

Total policies in-force at year end	3,830,944	3,716,564	3,588,274

New business premium
Automobile	$424	$469	$426
Homeowners	$140	$161	$131

Premium Renewal Retention
Automobile	88%	87%	87%
Homeowners	96%	94%	94%

Written Pricing Increase (Decrease)
Automobile	—	(1%)	—
Homeowners	5%	5%	6%

Earned Pricing Increase (Decrease)
Automobile	(1%)	(1%)	1%
Homeowners	6%	5%	7%

Earned Premiums
Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned premiums increased $129, or 3%, primarily due to earned premium growth in both AARP and Agency, partially offset by a reduction in Other earned premium.
•	AARP earned premium grew $215, or 9%, reflecting growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies.

•	Agency earned premium grew $55, or 5%, as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003. Dimensions allows Personal Lines to write a broader class of risks. The plan, which is available through the Company’s network of independent agents, was enhanced beginning in the third quarter of 2006 as “Dimensions with Auto Packages” and the enhanced plan is now offered in 34 states with four distinct package offerings as of December 31, 2007.
•	Other earned premium decreased by $141, primarily due to the sale of Omni on November 30, 2006 and a strategic decision to reduce other affinity business. Omni accounted for earned premiums of $127 for the year ended December 31, 2006.
The earned premium growth in AARP and Agency was primarily due to auto and homeowners new business written premium outpacing non-renewals over the last six months of 2006 and the first six months of 2007.
Auto earned premium grew slightly, by $30, or 1%, for the year ended December 31, 2007, primarily due to new business outpacing non-renewals in AARP and Agency over the last six months of 2006 and the first six months of 2007, partially offset by the effect of the sale of Omni. Before considering the effect of the sale of Omni, auto earned premium grew $152, or 6%, for the year ended December 31, 2007. Homeowners’ earned premium grew $99, or 10%, primarily due to earned pricing increases and due to new business outpacing non-renewals in AARP business over the last six months of 2006 and the first six months of 2007 and new business outpacing non-renewals in Agency over the last three months of 2006 and the first six months of 2007. Consistent with the growth in earned premium, the number of policies in-force has increased in auto and homeowners. The growth in policies in-force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in-force counts are as of a point in time rather than over a period of time.
Omni accounted for $25 of new business written premium during the 2006 calendar year. Excluding Omni business, auto new business written premium decreased by $20, or 5%, to $424, for the year ended December 31, 2007. The decrease in auto new business premium was due to a decrease in AARP and Agency auto new business as a result of increased competition. Homeowners’ new business written premium decreased by $21, or 13%, primarily due to a decrease in Agency new business, partially offset by an increase in AARP new business.
Premium renewal retention for auto increased from 87% to 88% for the year ended December 31, 2007, primarily due to the sale of the Omni non-standard auto business during 2006, which had a lower premium renewal retention than the Company’s standard auto business. Excluding Omni business, premium renewal retention decreased slightly, from 89% to 88%, as renewal retention remained flat in AARP and decreased in Agency. Premium renewal retention for homeowners increased from 94% to 96% for the year ended December 31, 2007, primarily due to an increase in retention of Agency business.
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
•	AARP earned premium grew $170, or 7%, reflecting growth in the size of the AARP target market and the effect of direct marketing programs to increase premium writings of both auto and homeowners.
•	Agency earned premium grew $71, or 7%, primarily as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans first introduced in 2003. Dimensions, which had been rolled out to 42 states for auto and 39 states for homeowners as of December 31, 2006, enables agents to generate a customized price for each policyholder, independent of the risks and rates of other members of the same household. The plan, which is available through the company’s network of independent agents, was enhanced beginning in the third quarter of 2006 as “Dimensions with Auto Packages” and the enhanced plan was offered in 29 states with four distinct package offerings as of the year ended December 31, 2006.
•	Other earned premium decreased by $91, or 29%, because of a strategic decision to reduce other affinity business and limit non-standard writings to fewer geographic areas. On November 30, 2006, the Company sold Omni and exited the non-standard auto business. Refer to Note 20 of the Notes to Consolidated Financial Statements for further discussion.
The earned premium growth in AARP and Agency was primarily due to new business written premium outpacing non-renewals over the last six months of 2005 and the full year of 2006 and to earned pricing increases in homeowners for both AARP and Agency.
Auto earned premium grew $64, or 2%, primarily from new business outpacing non-renewals in both AARP and Agency over the last six months of 2005 and the year ended December 31, 2006, partially offset by a decline in other auto business. Before considering the decline in other auto business, auto earned premium grew $154, or 6%. Homeowners’ earned premium grew $86, or 10%, primarily due to new business outpacing non-renewals in both AARP and Agency business over the last six months of 2005 and the year ended December 31, 2006 and due to earned pricing increases. Consistent with the growth in earned premium, the number of policies in-force has increased in auto and homeowners. The growth in policies in-force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in-force counts are as of a point in time rather than over a period of time.
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
The trend in earned pricing during 2006 was primarily a reflection of the written pricing changes in the last six months of 2005 and the first six months of 2006. Auto written pricing decreases are driven by an extended period of favorable results factoring into the rate setting process. Homeowners’ written pricing continues to increase moderately due to insurance to value increases.

Personal Lines — Underwriting Summary	2007	2006	2005

Written premiums	$3,947	$3,877	$3,676
Change in unearned premium reserve	58	117	66

Earned premiums	3,889	3,760	3,610
Losses and loss adjustment expenses
Current accident year before catastrophes	2,576	2,396	2,291
Current accident year catastrophes	125	120	98
Prior accident years	(4)	(38)	(95)

Total losses and loss adjustment expenses	2,697	2,478	2,294
Amortization of deferred policy acquisition costs	617	622	581
Insurance operating costs and expenses	253	231	275

Underwriting results	$322	$429	$460

Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.2	63.8	63.5
Current accident year catastrophes	3.2	3.2	2.7
Prior accident years	(0.1)	(1.0)	(2.6)

Total loss and loss adjustment expense ratio	69.3	65.9	63.6
Expense ratio	22.4	22.7	23.7

Combined ratio	91.7	88.6	87.3

Catastrophe ratio

Current accident year	3.2	3.2	2.7
Prior accident years	0.2	(0.4)	0.2

Total catastrophe ratio	3.4	2.8	2.9

Combined ratio before catastrophes	88.3	85.8	84.4
Combined ratio before catastrophes and prior accident year development	88.6	86.4	87.2
Other revenues [1]	$141	$135	$121

[1]	Represents servicing revenue

Combined Ratios

Automobile	96.2	93.6	90.7
Homeowners	79.8	74.0	76.6

Total	91.7	88.6	87.3

Underwriting Results and Ratios
Year ended December 31, 2007 compared to the year ended December 31, 2006
Underwriting results decreased by $107, from $429 to $322, with a corresponding 3.1 point increase in the combined ratio, from 88.6 to 91.7, due to:

Change in underwriting results

Earned premiums
Excluding Omni, a 7% increase in earned premium	$251
Decrease in earned premium due to the sale of Omni in the fourth quarter of 2006	(122)

Net increase in earned premiums	129

Losses and loss adjustment expenses
Volume change — Increase in current accident year loss and loss adjustment expenses before catastrophes due to the increase in earned premiums, excluding Omni	(160)
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes, excluding Omni	(125)
Sale of Omni — Decrease in current accident year loss and loss adjustment expenses before catastrophes as a result of the sale of Omni	105

Net increase in current accident year loss and loss adjustment expenses before catastrophes	(180)
Catastrophes — Increase in current accident year catastrophe losses	(5)
Reserve changes — A decrease in net favorable prior accident year reserve development	(34)

Net increase in losses and loss adjustment expenses	(219)

Operating expenses

Decrease in amortization of deferred policy acquisition costs	5
Increase in insurance operating costs and expenses	(22)

Net increase in operating expenses	(17)

Decrease in underwriting results from 2006 to 2007	$(107)

Sale of Omni
The Company sold its Omni non-standard auto business in the fourth quarter of 2006. Omni accounted for an underwriting loss of $52 in 2006, including $127 of earned premiums, $140 of loss and loss adjustment expenses, $30 of amortization of deferred policy acquisition costs and $9 of insurance operating costs and expenses.
Earned premium increased by $129
Personal Lines earned premium increased by $129, or 3%, to $3,889, primarily driven by an increase in AARP and Agency earned premium, partially offset by a decrease of $122 due to the sale of Omni in 2006. Refer to the earned premium discussion for a description of the increase in earned premium.
Losses and loss adjustment expenses increased by $219
Current accident year loss and loss adjustment expenses before catastrophes increased by $180
Personal Lines current accident year loss and loss adjustment expenses before catastrophes increased by $180 in 2007, to $2,576, due to an increase in earned premium and an increase in the current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by a decrease due to the sale of Omni. Excluding the effect of Omni, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 3.3 points, to 66.2. The increase was primarily due to a higher loss and loss adjustment expense ratio for auto liability claims, increased frequency on auto property damage claims and, to a lesser extent, increased severity on homeowners claims, partially offset by the effect of earned pricing increases in homeowners. The higher loss and loss adjustment expense ratio for auto liability claims was primarily driven by increased bodily injury severity.
Current accident year catastrophes increased by $5
Current accident year catastrophe losses of $125, or 3.2 points, in 2007 were slightly higher than current accident year catastrophe losses of $120, or 3.2 points, in 2006. The largest catastrophe losses in 2007 were from wildfires in California, spring windstorms in the Southeast and Northeast, tornadoes and thunderstorms in the Midwest and a December ice storm in the Midwest. Catastrophes losses during 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.

Net favorable prior accident year reserve development decreased by $34
Net favorable prior accident year reserve development decreased from $38, or 1.0 point, in 2006 to $4, or 0.1 points, in 2007. Net favorable reserve development of $4 in 2007 included a $16 release of reserves for loss and allocated loss and loss adjustment expenses on Personal Lines auto liability claims for accident years 2002 to 2006.
Net favorable prior accident year reserve development of $38 in 2006 included a $53 reduction in prior accident year reserves for auto liability claims related to accident years 2003 to 2005 and a $23 reduction in hurricane catastrophe reserves related to the 2004 and 2005 hurricanes, partially offset by a $30 increase in reserves for personal auto liability claims due to an increase in estimated severity on claims where the Company is exposed to losses in excess of policy limits.
Operating expenses increased by $17
The expense ratio decreased by 0.3 points, to 22.4, in 2007, due largely to an increase in insurance operating costs and expenses. Omni accounted for $9 of insurance operating costs and expenses in 2006. Excluding Omni, insurance operating costs and expenses increased by $31, or 14%, primarily due to the effect of a $19 reduction of estimated Citizen’s assessments in 2006 related to 2005 Florida hurricanes. Also contributing to the increase in insurance and operating costs was an increase in AARP distribution costs and other insurance operating costs, partially offset by lower IT costs.
Omni accounted for $30 of amortization of deferred policy acquisition costs in 2006. Excluding Omni, amortization of deferred policy acquisition costs increased by $25, or 4%, driven primarily by the increase in earned premium.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Underwriting results decreased by $31, from $460 to $429, with a corresponding 1.3 point increase in the combined ratio, from 87.3 to 88.6, due to:

Change in underwriting results

Earned premiums
An increase in earned premium, excluding a decrease in catastrophe treaty reinstatement premium	$119
An increase in earned premium due to a decrease in catastrophe treaty reinstatement premium	31

Increase in earned premiums	150

Losses and loss adjustment expenses
Volume change — Increase in current accident year loss and loss adjustment expenses before catastrophes due to the increase in earned premium	(75)
Ratio change — Excluding the effect of catastrophe treaty reinstatement premium, an increase in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	(30)

Total increase in current accident year loss and loss adjustment expenses before catastrophes	(105)
Catastrophes — Increase in current accident year catastrophe losses	(22)
Reserve changes — Decrease in net favorable prior accident year reserve development	(57)

Increase in losses and loss adjustment expenses	(184)

Operating expenses

Increase in amortization of deferred policy acquisition costs	(41)
Decrease in insurance operating costs and expenses	44

Net decrease in operating expenses	3

Decrease in underwriting results from 2005 to 2006	$(31)

Earned premium increased by $150
Personal Lines earned premium increased by $150, or 4%, to $3,760, in part due to $31 of catastrophe treaty reinstatement premium recorded as a reduction of earned premium in 2005. Refer to the earned premium discussion for a description of the increase in earned premium.
Losses and loss adjustment expenses increased by $184
Current accident year loss and loss adjustment expenses before catastrophes increased by $105
Personal Lines current accident year loss and loss adjustment expenses before catastrophes increased by $105 in 2006, to $2,396, due to an increase in earned premium and an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Excluding the effect of catastrophe treaty reinstatement premium, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.9 points, to 63.8, due to an increase in non-catastrophe property loss costs for homeowners, primarily driven by an increase in claim severity, and an increase in the loss and loss adjustment expense ratio for auto liability claims, partially due to a shift to more Dimensions product business within Agency.

Current accident year catastrophes increased by $22
Current accident year catastrophe losses increased by $22, from $98, or 2.7 points, in 2005 to $120, or 3.2 points, in 2006. Catastrophe losses increased principally due to losses in 2006 from tornados and hail storms in the Midwest and windstorms in Texas and on the East coast. Catastrophe losses in 2005 included $51 of losses from hurricanes Katrina, Rita and Wilma.
Decrease in net favorable prior accident year reserve development by $57
Net favorable prior accident year reserve development decreased from $95, or 2.6 points, in 2005 to $38, or 1.0 point, in 2006. Net favorable prior accident year reserve development of $38 in 2006 included a $53 reduction in auto liability reserves and a $23 reduction in hurricane catastrophe reserves, including $10 related to hurricane Katrina in 2005 and $7 related to hurricane Charley in 2004, partially offset by a $30 increase in reserves for personal auto liability claims due to an increase in estimated severity on claims where the company is exposed to losses in excess of policy limits. The $53 reduction in auto liability reserves in 2006 included a $31 reduction in reserves for auto liability claims related to accident year 2005 as a result of better than expected frequency trends and a $22 reduction of reserves for AARP and other affinity auto liability claims related to accident years 2003 to 2005 as a result of better than expected severity trends. Net favorable prior accident year reserve development of $95 in 2005 included a $95 reduction in reserves for allocated loss adjustment expenses.
Operating expenses decreased by $3
The expense ratio decreased by 1.0 point, to 22.7, in 2006, due primarily to a decrease in insurance operating costs and expenses. Insurance operating costs decreased by $44, largely because of a $19 decrease in estimated Citizens’ assessments in 2006 compared to a $30 increase in Citizens assessments in 2005. Amortization of deferred policy acquisition costs increased by $41, due largely to the increase in earned premium.

Outlook
Management expects the Personal Lines segment to deliver 2% to 5% written premium growth in 2008. Despite a decline in new business in the second half of 2007, in 2008, written premium growth of 3% to 6% in auto and flat to 3.0% in homeowners is expected to come from growth in both AARP and Agency. For AARP business, management expects to achieve its targeted written premium growth primarily through continued direct marketing to AARP members and an expansion of underwriting appetite through the continued roll-out of the “Next Gen Auto” product. Through improvements in technology, the Company seeks to increase AARP new business flow from the internet and increase the percentage of AARP new business submissions that can be quoted real-time. In addition to marketing directly to AARP members, the Company will increase its media spend to enhance brand awareness.
For the Agency business in 2008, management expects to increase written premium by appointing more agents, increasing the flow of new business from recently appointed agents and improving its price competitiveness across a broader spectrum of risks. The Company will seek to increase the number of opportunities to quote on new business as more agencies use comparative raters to obtain quotes from multiple carriers.
Margins for both auto and homeowners are under pressure as carriers have generally been willing to allow their combined ratios to increase in order to grow written premium. For auto, written pricing was flat for 2007 and did not keep pace with loss costs which increased due to a higher frequency of auto claims and a higher severity of bodily injury claims. While carriers in the personal lines industry will continue to compete on price, management expects that auto pricing will firm a bit in 2008 as combined ratios have risen in the past couple of years and eroded profitability. Throughout 2007, the Company increased its estimate of current accident year loss costs for auto liability claims, due primarily to higher than anticipated frequency on AARP and Agency business. In 2008, management expects claim frequency on auto claims to stabilize, but expects claim severity to increase, resulting in a moderately higher current accident year loss and loss adjustment expense ratio on auto claims.
For homeowners, written pricing increased 5% in 2007, primarily reflecting an increase in insurance to value and an increase in the value of insured properties. Non-catastrophe loss costs of homeowners claims increased in 2007 due to higher claim severity and management expects this trend to continue in 2008.
For Personal Lines, the Company expects a 2008 combined ratio before catastrophes and prior accident year development in the range of 88.5 to 91.5. The combined ratio before catastrophes and prior accident year development was 88.6 in 2007. To help maintain profitability, the Company will seek to achieve greater economy of scale, enhance its products, improve its pricing structure and expand market access.
To summarize, management’s outlook in Personal Lines for the 2008 full year is:
•	Written premium growth of 2% to 5%, with auto written premium 3% to 6% higher and homeowners written premium flat to 3.0% higher
•	A combined ratio before catastrophes and prior accident year development of 88.5 to 91.5

SMALL COMMERCIAL
Small Commercial provides standard commercial insurance coverage to small commercial businesses, primarily throughout the United States, with up to $5 in annual payroll, $15 in annual revenues or $15 in total property values. This segment offers workers’ compensation, property, automobile, liability and umbrella coverages.

Premiums [1]	2007	2006	2005

Written premiums	$2,747	$2,728	$2,545
Earned premiums	$2,736	$2,652	$2,421

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006	2005

New business premium	$481	$533	$581
Premium renewal retention	84%	87%	88%
Written pricing increase (decrease)	(2%)	1%	2%
Earned pricing increase (decrease)	(1%)	1%	3%
Policies in-force end of period	1,038,542	991,979	921,952

Earned Premiums
Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned premiums for the Small Commercial segment increased $84, or 3%, primarily due to new business premiums outpacing non-renewals for workers’ compensation business over the last six months of 2006 and the first six months of 2007. Premium renewal retention for Small Commercial decreased due, in part, to lower retention of larger accounts and a reduction in average premium per account. New business written premium for Small Commercial decreased by $52, or 10%, as increased competition led to a reduction in new business for workers’ compensation, package business and commercial auto. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, actions taken by some of the Company’s competitors to increase market share and increase business appetite in certain classes of risks may be contributing to the Company’s lower new business growth. Also contributing to the decrease in new business premium is lower average premium per account partly due to writing more liability-only policies.
As written premium is earned over the 12-month term of the policies, the earned pricing changes during 2007 are primarily a reflection of the written pricing changes over the last six months of 2006 and the first six months of 2007.
Consistent with the increase in earned premium, the number of policies in-force has increased. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing, changes in the average premium per policy and because policy in-force counts are as of a point in time rather than over a period of time.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Earned premiums for the Small Commercial segment increased $231, or 10%. The increase was primarily due to new business growth outpacing non-renewals over the last six months of 2005 and the full year of 2006, partially offset by the effect of higher property catastrophe treaty reinsurance costs.
Premium renewal retention for Small Commercial decreased slightly for the year ended December 31, 2006, from 88% to 87%, primarily due to commercial auto business. New business written premium for Small Commercial decreased by $48, or 8%, for the year ended December 31, 2006, primarily due to lower production of new workers’ compensation, auto and package policies. Despite an increase in the number of appointed agents to expand writings in certain territories, actions taken by some of the Company’s competitors to increase commissions for workers’ compensation business may have contributed to the Company’s lower new business growth.
As written premium is earned over the 12 month term of the policies, the unfavorable trend in earned pricing during 2006 was primarily a reflection of the written pricing changes over the last six months of 2005 and the first six months of 2006.
Consistent with the increase in earned premium, the number of policies in-force has increased. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing, changes in the average premium per policy and because policy in-force counts are as of a point in time rather than over a period of time.

Small Commercial — Underwriting Summary	2007	2006	2005

Written premiums	$2,747	$2,728	$2,545
Change in unearned premium reserve	11	76	124

Earned premiums	2,736	2,652	2,421
Losses and loss adjustment expenses
Current accident year before catastrophes	1,594	1,509	1,426
Current accident year catastrophes	28	34	50
Prior accident years	(209)	(75)	(24)

Total losses and loss adjustment expenses	1,413	1,468	1,452
Amortization of deferred policy acquisition costs	635	634	596
Insurance operating costs and expenses	180	128	141

Underwriting results	$508	$422	$232

Loss and loss adjustment expense ratio
Current accident year before catastrophes	58.3	56.9	58.9
Current accident year catastrophes	1.0	1.3	2.1
Prior accident years	(7.6)	(2.8)	(1.0)

Total loss and loss adjustment expense ratio	51.6	55.3	60.0
Expense ratio	29.2	28.5	30.2
Policyholder dividend ratio	0.6	0.2	0.2

Combined ratio	81.4	84.1	90.4

Catastrophe ratio

Current accident year	1.0	1.3	2.1
Prior accident years	0.2	(0.7)	0.4

Total catastrophe ratio	1.2	0.6	2.5

Combined ratio before catastrophes	80.3	83.5	87.9
Combined ratio before catastrophes and prior accident year development	88.0	85.6	89.3

Underwriting results and ratios
Year ended December 31, 2007 compared to the year ended December 31, 2006
Underwriting results increased by $86, from $422 to $508, with a corresponding 2.7 point improvement in the combined ratio, from 84.1 to 81.4, due to:

Change in underwriting results

Increase in earned premiums	$84

Losses and loss adjustment expenses
Volume change — Increase in current accident year loss and loss adjustment expenses before catastrophes due to the increase in earned premium	(47)
Ratio change — An increase in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	(38)

Net increase in current accident year loss and loss adjustment expenses before catastrophes	(85)
Catastrophes — Decrease in current accident year catastrophe losses	6
Reserve changes — Increase in net favorable prior accident year reserve development	134

Net decrease in losses and loss adjustment expenses	55

Operating expenses

Increase in amortization of deferred policy acquisition costs	(1)
Increase in insurance operating costs and expenses	(52)

Increase in operating expenses	(53)

Increase in underwriting results from 2006 to 2007	$86

Earned premium increased by $84
Small Commercial earned premium increased by $84, or 3%, to $2,736. Refer to the earned premium discussion for a description of the increase in earned premium.
Losses and loss adjustment expenses decreased by $55
Current accident year loss and loss adjustment expenses before catastrophes increased by $85
Small Commercial current accident year loss and loss adjustment expenses before catastrophes increased by $85 in 2007, to $1,594, due to an increase in earned premium and a 1.4 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 58.3. The 1.4 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes was primarily due to a higher loss ratio and loss adjustment expense ratio for package business and commercial auto claims, partially offset by a lower loss and loss adjustment expense ratio for workers’ compensation claims. The higher loss and loss adjustment expense ratio on package business was primarily driven by an increase in the number of individual large losses and the higher loss and loss adjustment expense ratio for auto claims was driven, in part, by earned pricing decreases. Expected loss and loss adjustment expenses on workers’ compensation claims for the 2007 accident year were lower as the assumed level of medical claim severity was not as high as it had been for the 2006 accident year.
Current accident year catastrophes decreased by $6
Current accident year catastrophe losses in 2007 of $28, or 1.0 point, were moderately lower than current accident year catastrophes of $34, or 1.3 points, in 2006. The largest catastrophe losses in 2007 were from spring windstorms in the Southeast and Northeast, tornadoes and thunderstorms in the Midwest and wildfires in California. Catastrophes in 2006 included tornadoes and hail storms in the Midwest.
Increase in net favorable prior accident year development by $134
Net favorable prior accident year reserve development increased from $75, or 2.8 points, in 2006 to $209, or 7.6 points, in 2007. Net favorable reserve development of $209 in 2007 included a $151 release of workers’ compensation loss and loss adjustment expense reserves for accident years 2002 to 2006, a $33 release of workers’ compensation loss reserves accident years 1987 to 2000 and a $30 release of loss reserves for package business for accident years 2003 to 2006.
Net favorable reserve development of $75 in 2006 included a $33 reduction in allocated loss adjustment expense reserves, primarily for workers’ compensation and package business related to accident years 2003 to 2005, and a $22 reduction in prior accident year catastrophe reserves in 2006 related to hurricanes Katrina, Rita and Wilma in 2005 and hurricanes Charley, Frances and Jeanne in 2004.
Operating expenses increased by $53
The 0.7 point increase in the expense ratio and the 0.4 point increase in the policyholder dividend ratio was primarily due to an increase in insurance operating costs and expenses. Insurance operating costs increased by $52 due to an increase in IT and other operating costs, a $10 decrease in estimated Citizens’ assessments in 2006 and a $10 increase in policyholder dividends in 2007. The increase in policyholder dividends in 2007 was largely attributable to a $10 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Despite a 3% increase in earned premium, amortization of deferred policy acquisition costs was relatively flat from 2006 to 2007 due largely to an increase in non-deferrable salaries and benefits and other internal operating costs.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Underwriting results increased by $190, from $232 to $422, with a corresponding 6.3 point decrease in the combined ratio, from 90.4 to 84.1, due to:

Change in underwriting results

Earned premiums
An increase in earned premium, excluding a decrease in catastrophe treaty reinstatement premium	$224
An increase in earned premium due to a decrease in catastrophe treaty reinstatement premium	7

Increase in earned premiums	231

Losses and loss adjustment expenses
Volume change — Increase in current accident year loss and loss adjustment expenses before catastrophes due to the increase in earned premium	(132)
Ratio change — Excluding the effect of catastrophe treaty reinstatement premium, a decrease in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	49

Net increase in current accident year loss and loss adjustment expenses before catastrophes	(83)
Catastrophes — Decrease in current accident year catastrophe losses	16
Reserve changes — Increase in net favorable prior accident year reserve development	51

Net increase in losses and loss adjustment expenses	(16)

Operating expenses

Increase in amortization of deferred policy acquisition costs	(38)
Decrease in insurance operating costs and expenses	13

Net increase in operating expenses	(25)

Increase in underwriting results from 2005 to 2006	$190

Earned premium increased by $231
Small Commercial earned premium increased by $231, or 10%, to $2,652. Refer to the earned premium discussion for a description of the increase in earned premium.
Losses and loss adjustment expenses increased by $16
Current accident year loss and loss adjustment expenses before catastrophes increased by $83
Small Commercial current accident year loss and loss adjustment expenses before catastrophes increased by $83 in 2006, to $1,509, due to an increase in earned premium, partially offset by a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. Excluding the effect of catastrophe treaty reinstatement premium, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 1.8 points, to 56.9, due to a lower loss and loss adjustment expense ratio on workers’ compensation business and a decrease in non-catastrophe property loss costs, partially offset by a shift to more workers’ compensation premium which has a higher loss and loss adjustment expense ratio than other business in the segment. Non-catastrophe property loss costs were favorable primarily due to favorable claim frequency.
Current accident year catastrophes decreased by $16
Current accident year catastrophe losses decreased by $16, from $50, or 2.1 points, in 2005 to $34, or 1.3 points, in 2006. Catastrophe losses in 2005 included catastrophe losses from hurricanes Katrina, Rita and Wilma. While hurricane losses were significantly lower in 2006, non-hurricane catastrophe losses increased significantly due, in large part, to tornadoes and hail storms in the Midwest.
Increase in net favorable prior accident year development by $51
Net favorable prior accident year reserve development increased from $24, or 1.0 point, in 2005 to $75, or 2.8 points, in 2006. Net favorable reserve development of $75 in 2006 included a $33 reduction in allocated loss adjustment expense reserves, primarily for workers’ compensation and package business related to accident years 2003 to 2005, and a $22 reduction in prior accident year catastrophe reserves in 2006 related to hurricanes Katrina, Rita and Wilma in 2005 and hurricanes Charley, Frances and Jeanne in 2004. Net favorable reserve development of $24 in 2005 included a $23 reduction of reserves for allocated loss adjustment expenses and a $37 reduction in workers’ compensation reserves related to accident years 2003 and 2004, partially offset by a $15 increase in workers’ compensation reserves related to reserves for claim payments expected to emerge after 20 years of development and a $20 strengthening of reserves for the 2004 hurricanes.

Operating expenses increased by $25
The expense ratio decreased by 1.7 points, to 28.5, primarily due to a decrease in insurance operating costs and expenses. Insurance operating costs decreased by $13, largely because of a $10 decrease in estimated Citizens’ assessments in 2006 compared to a $16 increase in Citizens assessments in 2005. Partially offsetting the improvement due to changes in the Citizens’ assessments was an increase in IT and other insurance operating costs. Amortization of deferred policy acquisition costs increased by $38, due largely to the increase in earned premium.
Outlook
Management expects written premium in 2008 to be flat to 3% higher than in 2007 as it seeks to increase the flow of new business from its agents. Small Commercial expects to increase written premium by selectively expanding its underwriting appetite, refining its pricing models and upgrading product features. In 2008, the Company expects to add a pricing tier for workers’ compensation business to provide more pricing flexibility and introduce an enhanced renewal pricing model for the Company’s Spectrum business owners’ package product. Despite a decline in new business in 2007, management expects new business will increase in 2008, driven by an increased flow of new business submissions from the larger producers. Including supplemental commissions, the Company has increased commissions paid to agents and expects that this will help it achieve its growth objectives in 2008.
Through technology and process improvements, in 2008, the Company plans to improve efficiency and service levels in its underwriting centers and enhance the agent’s on-line experience. Average premium per policy is expected to continue to decline due to the sale of more liability-only policies, workers’ compensation rate reductions and a lower average premium on Next Generation Auto business. Written pricing has remained relatively flat for Small Commercial business as carriers have competed for new business through new product features and expanded coverage. In 2008, the Company will continue to focus on renewal retention, particularly in the mid-Western states, where competition has been particularly strong.
Reflecting favorable trends in workers’ compensation loss costs in recent accident years, management expects a slightly lower loss and loss adjustment expense ratio for workers’ compensation claims in the 2008 accident year, although the improvement, if any, depends on continued favorable frequency. Loss costs are expected to continue to increase on non-catastrophe commercial auto property claims, reflecting a continuation of higher loss costs on commercial auto business in 2007. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 86.0 to 89.0 in 2008. The combined ratio before catastrophes and prior accident year development was 88.0 in 2007.
To summarize, management’s outlook in Small Commercial for the 2008 full year is:
•	Written premium flat to 3% higher
•	A combined ratio before catastrophes and prior accident year development of 86.0 to 89.0

MIDDLE MARKET
Middle Market provides standard commercial insurance coverage to middle market commercial businesses, primarily throughout the United States, with greater than $5 in annual payroll, $15 in annual revenues or $15 in total property values. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages.

Premiums [1]	2007	2006	2005

Written premiums	$2,257	$2,445	$2,445
Earned premiums	$2,351	$2,454	$2,355

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2007	2006	2005

New business premium	$390	$462	$600
Premium renewal retention	77%	82%	81%
Written pricing increase (decrease)	(5%)	(5%)	(5%)
Earned pricing increase (decrease)	(5%)	(5%)	(3%)
Policies in-force as of end of period	80,377	78,747	77,350

Earned Premiums
Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned premiums for the Middle Market segment decreased by $103, or 4%. The decrease was primarily due to earned pricing decreases and a decrease in new business written premium and premium renewal retention over the last six months of 2006 and the first six months of 2007. The decrease in both new business written premium and premium renewal retention was primarily due to continued price competition and the effect of state-mandated rate reductions in workers’ compensation. Earned pricing and premium renewal retention decreased in all lines of business, including property, commercial auto, general liability, workers’ compensation and marine. New business written premium declined in all lines except workers’ compensation.
As written premium is earned over the 12-month term of the policies, the earned pricing changes during 2007 were primarily a reflection of the written pricing changes over the last six months of 2006 and the first six months of 2007.
Despite the decrease in earned premium, the number of policies in-force has increased. The growth in policies in-force does not correspond directly with the change in earned premiums due to a reduction in the average premium per policy and because policy in-force counts are as of a point in time rather than over a period of time.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Earned premiums for the Middle Market segment increased $99, or 4%. The increase was primarily due to new business growth outpacing non-renewals, predominately in workers’ compensation and marine insurance, over the last six months of 2005 and the full year 2006, partially offset by the effect of earned pricing decreases and higher property catastrophe treaty reinsurance costs.
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
As written premium is earned over the 12 month term of the policies, the decrease in earned pricing during 2006 was primarily a reflection of the written pricing decreases over the last six months of 2005 and the first six months of 2006.
Consistent with the increase in earned premium the number of policies in-force has increased. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing, changes in the average premium per policy and because policy in-force counts are as of a point in time rather than over a period of time.

Middle Market — Underwriting Summary	2007	2006	2005

Written premiums	$2,257	$2,445	$2,445
Change in unearned premium reserve	(94)	(9)	90

Earned premiums	2,351	2,454	2,355
Losses and loss adjustment expenses
Current accident year before catastrophes	1,523	1,533	1,431
Current accident year catastrophes	15	36	38
Prior accident years	(14)	15	52

Total losses and loss adjustment expenses	1,524	1,584	1,521
Amortization of deferred policy acquisition costs	529	544	537
Insurance operating costs and expenses	154	119	134

Underwriting results	$144	$207	$163

Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.8	62.6	60.7
Current accident year catastrophes	0.7	1.5	1.6
Prior accident years	(0.6)	0.6	2.2

Total loss and loss adjustment expense ratio	64.8	64.7	64.6
Expense ratio	28.4	26.7	28.5
Policyholder dividend ratio	0.6	0.2	0.1

Combined ratio	93.9	91.6	93.2

Catastrophe ratio

Current accident year	0.7	1.5	1.6
Prior accident years	(0.1)	—	(0.2)

Total catastrophe ratio	0.5	1.5	1.4

Combined ratio before catastrophes	93.4	90.1	91.7
Combined ratio before catastrophes and prior accident year development	93.8	89.5	89.3

Underwriting results and ratios
Year ended December 31, 2007 compared to the year ended December 31, 2006
Underwriting results decreased by $63, from $207 to $144, with a corresponding 2.3 point increase in the combined ratio, from 91.6 to 93.9, due to:

Change in underwriting results

Decrease in earned premiums	$(103)
Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	61
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(51)

Net decrease in current accident year loss and loss adjustment expenses before catastrophes	10
Catastrophes — Decrease in current accident year catastrophe losses	21
Reserve changes — Change to net favorable prior accident year reserve development	29

Net decrease in losses and loss adjustment expenses	60

Operating expenses

Decrease in amortization of deferred policy acquisition costs	15
Increase in insurance operating costs and expenses	(35)

Net increase in operating expenses	(20)

Decrease in underwriting results from 2006 to 2007	$(63)

Earned premium decreased by $103
Middle Market earned premium decreased by $103, or 4%, to $2,351. Refer to the earned premium discussion for a description of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $60
Current accident year loss and loss adjustment expenses before catastrophes decreased by $10
Middle Market current accident year loss and loss adjustment expenses before catastrophes decreased by $10 in 2007, to $1,523, due to a decrease in earned premium, largely offset by the effect of an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 2.2 points, to 64.8, primarily due to a higher loss and loss adjustment expense ratio for workers’ compensation, general liability and commercial auto claims driven, in part, by earned pricing decreases. For commercial auto, loss costs increased for both liability and property damage claims.
Current accident year catastrophes decreased by $21
Current accident year catastrophe losses decreased by $21, from $36, or 1.5 points, in 2006 to $15, or 0.7 points, in 2007. Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast. The largest catastrophe losses in 2007 were from spring windstorms in the Southeast and wildfires in California.
Change to favorable prior accident year development by $29
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $15, or 0.6 points, in 2006 to net favorable prior accident year reserve development of $14, or 0.6 points, in 2007. Net favorable reserve development of $14 in 2007 included a $49 release of general liability loss and loss adjustment expense reserves for accident years 2003 to 2006 and an $18 release of commercial auto liability reserves for accident years 2003 and 2004, partially offset by a $40 strengthening of workers’ compensation reserves for accident years 1973 & prior and a $14 strengthening of general liability reserves for accident years more than 20 years old.
Net unfavorable reserve development of $15 in 2006 consisted primarily of a $20 increase in general liability loss and loss adjustment expense reserves related to accident years 1998 to 2005 and a $10 increase in construction defect reserves, partially offset by a $25 reduction in allocated loss adjustment expense reserves for workers’ compensation business related to accident years 2003 to 2005.
Operating expenses increased by $20
The 1.7 point increase in the expense ratio and the 0.4 point increase in the policyholder dividend ratio was primarily due to an increase in insurance operating costs and expenses and the decrease in earned premiums. Insurance operating costs and expenses increased by $35, partially due to the effect of a $12 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes recorded in 2006. Also contributing to the increase in insurance operating costs and expenses was an increase in IT costs, an increase in non-deferrable salaries and benefits, and an $8 increase in policyholder dividends. The increase in policyholder dividends was largely due to an $8 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits.
Amortization of deferred policy acquisition costs decreased by $15, due largely to the decrease in earned premium and corresponding decrease in acquisition costs.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Underwriting results increased by $44, from $163 to $207, with a corresponding 1.6 point decrease in the combined ratio.

Change in underwriting results

Earned premiums
An increase in earned premium, excluding a decrease in catastrophe treaty reinstatement premium	$91
An increase in earned premium due to a decrease in catastrophe treaty reinstatement premium	8

Increase in earned premiums	99

Losses and loss adjustment expenses
Volume change — Increase in current accident year loss and loss adjustment expenses before catastrophes due to the increase in earned premium	(50)
Ratio change — Excluding the effect of catastrophe treaty reinstatement premium, an increase in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	(52)
Total increase in current accident year loss and loss adjustment expenses before catastrophes	(102)

Catastrophes — Decrease in current accident year catastrophe losses	2
Reserve changes — Decrease in net unfavorable prior accident year reserve development	37

Net increase in losses and loss adjustment expenses	(63)

Operating expenses

Increase in amortization of deferred policy acquisition costs	(7)
Decrease in insurance operating costs and expenses	15

Net decrease in operating expenses	8

Increase in underwriting results from 2005 to 2006	$44

Earned premium increased by $99
Middle Market earned premium increased by $99, or 4%, to $2,454. Refer to the earned premium discussion for a description of the increase in earned premium.
Losses and loss adjustment expenses increased by $63
Current accident year loss and loss adjustment expenses before catastrophes increased by $102
Middle Market current accident year loss and loss adjustment expenses before catastrophes increased by $102 in 2006, to $1,533, due to an increase in earned premium and an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Excluding the effect of catastrophe treaty reinstatement premium, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 2.1 points, to 62.6, primarily due to an increase in non-catastrophe property loss costs, the effect of earned pricing decreases and the effect of a shift to more workers’ compensation premium which has a higher loss and loss adjustment expense ratio than other business in the segment. The increase in non-catastrophe property loss costs was primarily due to increasing claim severity.
Current accident year catastrophes decreased by $2
Current accident year catastrophe losses decreased by $2, from $38, or 1.6 points, in 2005 to $36, or 1.5 points, in 2006. Catastrophe losses in 2005 included catastrophe losses from hurricanes Katrina, Rita and Wilma. While hurricane losses were significantly lower in 2006, non-hurricane catastrophe losses increased significantly due, in large part, to tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.
Decrease in net unfavorable prior accident year development by $37
Net unfavorable prior accident year reserve development decreased from $52, or 2.2 points, in 2005 to $15, or 0.6 points, in 2006. Net unfavorable reserve development of $15 in 2006 consisted primarily of a $20 increase in general liability loss and loss adjustment expense reserves related to accident years 1998 to 2005 and a $10 increase in construction defect reserves, partially offset by a $25 reduction in allocated loss adjustment expense reserves for workers’ compensation business related to accident years 2003 to 2005. Net unfavorable reserve development of $52 in 2005 primarily included a $35 increase in workers’ compensation reserves related to reserves for claim payments expected to emerge after 20 years of development and a $40 strengthening of general liability reserves for accident years 2000 to 2003 due to higher than anticipated loss payments beyond four years of development. Partially offsetting the reserve increases in 2005 was a $38 reduction in workers’ compensation reserves related to accident years 2003 and 2004.

Operating expenses decreased by $8
The expense ratio decreased by 1.8 points, to 26.7, primarily due to a decrease in insurance operating costs and expenses. Insurance operating costs decreased by $15, largely because of a $12 decrease in estimated Citizens’ assessments in 2006 compared to a $17 increase in Citizens assessments in 2005 and a reduction in estimated contingent commissions. Partially offsetting the improvement due to changes in the Citizens’ assessments was an increase non-deferred operating expenses commensurate with the increase in earned premium. Amortization of deferred policy acquisition costs increased by $7, due largely to the increase in earned premium.
Outlook
Management expects written premium to be 1% to 4% lower in 2008 as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Contributing to the expected decline in Middle Market written premium is the effect of state-mandated rate reductions in workers’ compensation and increased competition in specific geographic markets and lines. For both workers’ compensation and commercial auto products, the Company will improve the sophistication of its pricing models, resulting in an expanded underwriting appetite in selected industries and regions of the country. Targeting those agents and brokers with the greatest opportunity for writing new profitable business, management plans to offer key agents added value through agency service and sales support. Including supplemental commissions, the Company has increased commissions paid to agents and expects that this will help it achieve its growth objectives in 2008.
Written pricing has been affected by increased competition for new business as evidenced by 5% written pricing decreases in 2007. Market conditions in the commercial lines industry continue to be soft with written pricing likely to decline further in 2008, more so on the larger accounts. The Hartford’s new business has been declining due to the increased competition and written pricing decreases; in 2008, the Company will continue to focus on protecting its renewals.
Consistent with claims experience for the 2007 accident year, during 2008, management expects an increase in claim costs due to rising claim cost severity as an expected increase in severity will likely more than offset the effect of an expected reduction in claim frequency. Loss costs are expected to continue to increase across most lines of business in Middle Market, including on workers’ compensation claims and on non-catastrophe property claims covered under property, marine and commercial auto policies. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 94.5 to 97.5 in 2008. The combined ratio before catastrophes and prior accident year development was 93.8 in 2007.
To summarize, management’s outlook in Middle Market for the 2008 full year is:
•	Written premium 1% to 4% lower
•	A combined ratio before catastrophes and prior accident year development of 94.5 to 97.5

SPECIALTY COMMERCIAL
Specialty Commercial offers a variety of customized insurance products and risk management services. The segment provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity and surety, specialty casualty and livestock coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Specialty Commercial provides other insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits and loss control through Specialty Risk Services.

Written Premiums [1]	2007	2006	2005

Property	$180	$212	$211
Casualty	534	582	826
Professional liability, fidelity and surety	689	697	613
Other	81	117	167

Total	$1,484	$1,608	$1,817

Earned Premiums [1]

Property	$202	$213	$245
Casualty	543	579	796
Professional liability, fidelity and surety	685	650	555
Other	85	120	170

Total	$1,515	$1,562	$1,766

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned premiums for the Specialty Commercial segment decreased by $47, or 3%, for the year ended December 31, 2007, primarily due to a decrease in casualty, property and other earned premiums, partially offset by an increase in professional liability, fidelity and surety earned premiums.
•	Property earned premiums decreased by $11, or 5%, primarily due to lower premium renewal retention and the effect of an arrangement with Berkshire Hathaway to share premiums written under subscription policies. Under the arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. The arrangement with Berkshire Hathaway enables the Company to offer its insureds larger policy limits and thereby enhance its competitive position in the marketplace. The decrease in earned premium was partially offset by the effect of earned pricing increases, new business growth, lower reinsurance costs and a decrease in reinstatement premium payable to reinsurers. Renewal retention has decreased in 2007, primarily due to increased competition on national account business as well as in the standard excess and surplus lines market. After experiencing significant rate increases throughout 2006 and smaller rate increases for the first six months of 2007, written pricing decreased in the last six months of the year. While new business decreased in the fourth quarter of 2007, new business increased for the full year, largely because the Company had significantly curtailed new business in 2006 in order to reduce catastrophe loss exposures in certain geographic areas.
•	Casualty earned premiums decreased by $36, or 6%, for the year ended December 31, 2007, primarily because of a decline in new business written premium and lower premium renewal retention on business written through industry trade groups. Also contributing to the decrease in earned premiums was an increase in the estimated return premium due to insureds under retrospectively-rated policies.
•	Professional liability, fidelity and surety earned premium grew $35, or 5%, for the year ended December 31, 2007 due to an increase in earned premiums in professional liability and surety business. The increase in earned premium from professional liability business was primarily due to a decrease in the portion of risks ceded to outside reinsurers and an increase in the mix of lower limit middle market professional liability premium, partially offset by the effect of earned pricing decreases and a decrease in new business written premium. A lower frequency of class action cases in the past couple of years has put downward pressure on rates during 2006 and 2007. The increase in earned premium from surety business was primarily due to an increase in public construction spending and construction costs, resulting in more bonded work programs for current clients and larger bond limits.
•	Within the “other” category, earned premium decreased by $35, or 29%. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements. Beginning in the third quarter of 2006, the Company reduced the premiums assumed by Specialty Commercial under inter-segment arrangements covering certain liability claims.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Earned premiums for the Specialty Commercial segment decreased by $204, or 12%, primarily due to decreases in casualty, property and other earned premiums, partially offset by an increase in professional liability, fidelity and surety earned premiums and the effect of $26 of catastrophe treaty reinstatement premium payable to reinsurers recorded as a reduction of earned premium in 2005.
•	Property earned premium decreased by $32, or 13%, primarily due to a decrease in new business and renewals in the latter half of 2005 and the full year of 2006 as well as the effect of an increase in reinsurance costs for 2006 treaties and additional catastrophe reinsurance purchased in the fourth quarter of 2005. Partially offsetting the decrease in earned premiums was the non-recurrence of $34 of catastrophe treaty reinstatement premiums payable to reinsurers recorded as a reduction of earned premium in 2005 and double digit earned pricing increases during 2006. The reduction in new business and renewals reflects a decision to reduce catastrophe loss exposures in certain geographic areas and a determination that, despite rate increases, rates on some business opportunities were not adequate. Property business has experienced significant rate increases throughout 2006, reflecting a hardening of the market after the 2005 hurricanes.
•	Casualty earned premiums decreased by $217, or 27%, primarily because of the non-renewal of a single captive insurance program and a decline in new business written premium growth. Partially offsetting the decrease was an increase in premium retention and the effect of renewing a single large deductible policy as a retrospectively rated policy which bears a higher premium. The single captive insurance program accounted for earned premium of $241 for the year ended December 31, 2005.
•	Professional liability, fidelity and surety earned premium grew $95, or 17%, due primarily to a decrease in the portion of risks ceded to outside reinsurers, new business growth in commercial and contract surety business, earned pricing increases in contract surety business and new business growth in middle market and small commercial professional liability business, partially offset by earned pricing decreases in professional liability. The growth in commercial and contract surety was primarily driven by an increase in the number of fidelity and surety bonds issued to existing accounts.
•	Within the “other” category, earned premium decreased by $50, or 29%. The “other” category of earned premiums includes premiums assumed and ceded under inter-segment arrangements and co-participations. Under an inter-segment arrangement, beginning in the first quarter of 2006, the Company allocated more of the premiums ceded under the principal property catastrophe reinsurance program to Specialty Commercial and less to Personal Lines, Small Commercial and Middle Market. In addition, beginning in the third quarter of 2006, the Company reduced the premiums assumed by Specialty Commercial under inter-segment arrangements covering certain liability claims.

Specialty Commercial — Underwriting Summary	2007	2006	2005

Written premiums	$1,484	$1,608	$1,817
Change in unearned premium reserve	(31)	46	51

Earned premiums	1,515	1,562	1,766
Losses and loss adjustment expenses
Current accident year before catastrophes	999	1,069	1,216
Current accident year catastrophes	9	9	165
Prior accident years	82	34	103

Total losses and loss adjustment expenses	1,090	1,112	1,484
Amortization of deferred policy acquisition costs	323	306	286
Insurance operating costs and expenses	107	91	160

Underwriting results	$(5)	$53	$(164)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.0	68.2	68.9
Current accident year catastrophes	0.6	0.6	9.3
Prior accident years	5.4	2.3	5.8

Total loss and loss adjustment expense ratio	72.0	71.1	84.1
Expense ratio	27.5	25.7	24.6
Policyholder dividend ratio	0.9	(0.1)	0.5

Combined ratio	100.4	96.7	109.2

Catastrophe ratio

Current accident year	0.6	0.6	9.3
Prior accident years	0.1	(2.5)	0.1

Total catastrophe ratio	0.7	(1.9)	9.5

Combined ratio before catastrophes	99.7	98.5	99.7
Combined ratio before catastrophes and prior accident year development	94.4	93.8	94.1
Other revenues [1]	$354	$337	$343

[1]	Represents servicing revenue

Underwriting Results and Ratios
Year ended December 31, 2007 compared to the year ended December 31, 2006
Underwriting results decreased by $58, with a corresponding 3.7 point increase in the combined ratio, to 100.4, due to:

Change in underwriting results

Decrease in earned premiums	$(47)
Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	37
Ratio change — Decrease in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	33

Total decrease in current accident year loss and loss adjustment expenses before catastrophes	70
Reserve changes — Increase in net unfavorable prior accident year reserve development	(48)

Net decrease in losses and loss adjustment expenses	22

Operating expenses

Increase in amortization of deferred policy acquisition costs	(17)
Increase in insurance operating costs and expenses	(16)

Increase in operating expenses	(33)

Decrease in underwriting results from 2006 to 2007	$(58)

Earned premium decreased by $47
Specialty Commercial earned premium decreased by $47, or 3%, to $1,515. Refer to the earned premium discussion for a description of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $22
Current accident year loss and loss adjustment expenses before catastrophes decreased by $70
Specialty Commercial current accident year loss and loss adjustment expenses before catastrophes decreased by $70 in 2007 to $999, due to a decrease in earned premium and a 2.2 point decrease in the loss and loss adjustment expense ratio before catastrophes and prior accident year development, to 66.0. The decrease in the loss and loss adjustment expense ratio before catastrophes and prior accident year development was driven by a lower loss and loss adjustment ratio on directors and officers insurance in professional liability and a decrease in non-catastrophe property loss costs on property business, partially offset by a higher loss and loss adjustment expense ratio on casualty business.
Increase in net unfavorable prior accident year development by $48
Net unfavorable prior accident year reserve development increased from $34, or 2.3 points, in 2006 to $82, or 5.4 points, in 2007. Net unfavorable prior accident year reserve development of $82 in 2007 consisted primarily of a $47 strengthening of workers’ compensation loss and loss adjustment expense reserves for accident years 1987 to 2001, a $34 strengthening of general liability reserves, primarily related to accident years 1987 to 1997 and a $25 strengthening of general liability reserves for accident years more than 20 years old. Partially offsetting the unfavorable reserve development in 2007 was a $22 release of reserves for surety business for accident years 2003 to 2006.
Net unfavorable prior accident year reserve development of $34 in 2006 included a $35 strengthening of reserves for construction defects claims on casualty business for accident years 1997 and prior and a $20 strengthening of allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development, partially offset by a $35 reduction in catastrophe reserves related to the 2005 hurricanes.
Operating expenses increased by $33
Insurance operating costs and expenses increased by $16, primarily due to a $16 increase in policyholder dividends. The $16 increase in policyholder dividends was largely due to a $10 reduction in estimated policyholder dividends recorded in 2006 and a $7 increase in estimated policyholder dividends recorded in 2007. The $7 increase in dividends in 2007 was primarily driven by an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Amortization of deferred policy acquisition costs increased by $17, due largely to an increase in amortization for professional liability, fidelity and surety business driven largely by the increase in earned premiums for that business and a reduction in ceding commissions. The expense ratio increased by 1.8 points, to 27.5, due largely to the reduction in ceding commission on professional liability business and the decrease in earned premiums.

Year ended December 31, 2006 compared to the year ended December 31, 2005
Underwriting results improved by $217
Underwriting results improved by $217, with a corresponding 12.5 point decrease in the combined ratio, to 96.7, due to:

Change in underwriting results

Earned premiums
A decrease in earned premium, excluding a decrease in catastrophe treaty reinstatement premium	$(231)
An increase in earned premium due to a decrease in catastrophe treaty reinstatement premium	27

Net decrease in earned premiums	(204)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	152
Ratio change — Excluding the effect of catastrophe treaty reinstatement premium, a slight increase in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	(5)

Net decrease in current accident year loss and loss adjustment expenses before catastrophes	147
Catastrophes — Decrease in current accident year catastrophe losses	156
Reserve changes — Decrease in net unfavorable prior accident year reserve development	69

Decrease in losses and loss adjustment expenses	372

Operating expenses

Increase in amortization of deferred policy acquisition costs	(20)
Decrease in insurance operating costs and expenses	69

Net decrease in operating expenses	49

Improvement in underwriting results from 2005 to 2006	$217

Earned premium decreased by $204
Specialty Commercial earned premium decreased by $204, or 12%, to $1,562. Refer to the earned premium discussion for a description of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $372
Current accident year loss and loss adjustment expenses before catastrophes decreased by $147
Specialty Commercial current accident year loss and loss adjustment expenses before catastrophes decreased by $147 in 2006, to $1,069, due almost entirely to a decreased in earned premium. Excluding the effect of catastrophe treaty reinstatement premium, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.3 points, to 68.2, due to a higher loss and loss adjustment expense ratio on casualty and professional liability business and the effect of an increase in the allocation to Specialty Commercial of premiums ceded under the Company’s principal property catastrophe reinsurance program, partially offset by lower non-catastrophe property loss costs.
Current accident year catastrophes decreased by $156
Current accident year catastrophe losses decreased by $156, from $165, or 9.3 points, in 2005 to $9, or 0.6 points, in 2006. Catastrophe losses in 2005 included losses for hurricanes Katrina, Rita and Wilma.
Decrease in net unfavorable prior accident year development by $69
Net unfavorable prior accident year reserve development decreased from $103, or 5.8 points, in 2005 to $34, or 2.3 points, in 2006. Net unfavorable prior accident year reserve development of $34 in 2006 included a $35 strengthening of reserves for construction defects claims on casualty business for accident years 1997 and prior and a $20 strengthening of allocated loss adjustment expense reserves on workers’ compensation policies, partially offset by a $35 reduction in catastrophe reserves related to the 2005 hurricanes. The reduction in catastrophe reserves included a $28 reduction in net losses related to hurricane Katrina, despite a $24 increase in the gross loss estimate for hurricane Katrina. The decrease in net catastrophe loss reserves was primarily because hurricane Katrina losses on specialty property business were reimbursable under a specialty property reinsurance treaty covering national account business as well as under the Company’s principal property catastrophe reinsurance program. Under the provisions of an inter-segment reinsurance arrangement, a portion of the recoveries from the Company’s principal property catastrophe reinsurance program related to the reserve strengthening were allocated to Specialty Commercial.
Net unfavorable prior accident year reserve development of $103 in 2005 included a $70 strengthening of workers’ compensation reserves for claim payments expected to emerge after 20 years of development. Reserve development in 2005 also included a release of reserves for directors and officers insurance related to accident years 2003 and 2004 and strengthening of prior accident year reserves for contracts that provide auto financing gap coverage and auto lease residual value coverage; the release and offsetting strengthening were each approximately $80.
Operating expenses decreased by $49
Amortization of deferred policy acquisition costs increased by $20, due largely to lower ceding commissions on professional liability business. The decrease in earned premium on casualty business did not have a commensurate reduction in amortization of deferred policy acquisition costs because deferred acquisition cost amortization related to a single, non-renewed captive insurance program was not significant. Insurance operating costs decreased by $69, largely because of an increase in ceding commissions on captive business.
The expense ratio increased 1.1 points, to 25.7, due largely to the decrease in earned premiums and lower ceding commissions on professional liability business, partially offset by an increase in ceding commissions on captive insurance business.
Outlook
In 2008, the Company expects written premium for the Specialty Commercial segment to be flat to 3% higher. For property business, the Company expects written premium to decrease, largely because of a planned reduction in specialty property business written with large, national accounts. Management expects written premium for its core excess and surplus lines property business to decrease moderately. Under an arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of core excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. The arrangement with Berkshire Hathaway enables the Company to offer its insureds larger policy limits and thereby enhance its competitive position in the marketplace.
Management expects a modest increase in casualty written premium in 2007 due largely to an increase in new business while retaining its profitable renewals. Within the specialty casualty business, the Company will improve interaction with agents by reducing the number of internal touch points through the underwriting process and will realign the field office organization to better serve specialty construction accounts. Within professional liability, fidelity and surety, management expects an increase in written premium for 2008, primarily driven by increases in directors’ and officers’ insurance (“D&O”), errors and omissions insurance (“E&O”) and contract surety business. The Company will focus on D&O and E&O new business opportunities with both large and middle market private companies and seeks to grow its business in Europe through its new underwriting office in the United Kingdom. In addition, the Company will continue to cross-sell professional liability coverage to small businesses that purchase business owners package policies and capitalize on the increased demand for separate Side-A D&O insurance limits of liability that provide protection to individual directors and officers. In the face of written pricing decreases, the Company will maintain underwriting discipline when writing professional liability coverage for larger public companies. The increase in contract surety business will be driven, in part, by continued organic premium growth from the existing portfolio of accounts and by target marketing for new business opportunities. We will also seek to diversify our portfolio of commercial surety business, including a focus on growing our small bond book of business. Written premium growth could be lower than planned in any one or all of the Specialty Commercial businesses if written pricing is less favorable than anticipated and management determines that new and renewal business is not adequately priced.
Written pricing has been decreasing in professional liability and property lines of business. Since 2006, competition has intensified for professional liability business, particularly for directors’ and officers’ insurance coverage. A lower frequency of class action cases in the past couple of years has put downward pressure on rates. Written pricing for property business began to decline in the second half of 2007, primarily due to price competition which has resulted in lower pricing in the standard core excess and surplus lines markets. The industry has increased its capacity and appetite to write business in catastrophe-prone markets and this has increased competition in those markets.
As a percentage of earned premiums, management expects that loss and loss adjustment expenses will increase in 2008 for both professional liability business and property business with the increase driven primarily by lower earned pricing. Given the anticipated trends in pricing and loss costs in Specialty Commercial, management expects a combined ratio before catastrophes and prior accident year development in the range of 96.0 to 99.0 for 2008. The combined ratio before catastrophes and prior accident year development was 94.4 in 2007.
To summarize, management’s outlook in Specialty Commercial for the 2008 full year is:
•	Written premium flat to 3% higher
•	A combined ratio before catastrophes and prior accident year development of 96.0 to 99.0

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
Operating Summary

	2007	2006	2005

Written premiums	$5	$4	$4
Change in unearned premium reserve	—	(1)	—

Earned premiums	5	5	4
Losses and loss adjustment expenses — prior year	193	360	212
Amortization of deferred policy acquisition costs	—	—	(3)
Insurance operating costs and expenses	22	11	21

Underwriting results	(210)	(366)	(226)
Net investment income	248	261	283
Net realized capital gains (losses)	(12)	26	25
Other expenses	(1)	(1)	(1)
Income tax benefit (expense)	5	45	(10)

Net income (loss)	$30	$(35)	$71

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of the Company that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos, environmental and other exposures. The Other Operations book of business contains policies written from approximately the 1940s to 2003. The Company’s experience has been that this book of run-off business has, over time, produced significantly higher claims and losses than were contemplated at inception.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Other Operations reported net income of $30 in 2007 compared to a net loss of $35 in 2006, driven by the following:
•	A $156 increase in underwriting results, primarily due to a $167 decrease in unfavorable prior year loss development. Reserve development in 2007 included $99 principally as a result of an adverse arbitration decision and $25 of environmental reserve strengthening. In 2006, reserve development included a $243 reduction in net reinsurance recoverables, $43 of environmental reserve strengthening and $12 of reserve strengthening for assumed reinsurance.
•	A $13 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net losses and loss adjustment expenses paid.
•	A change from $26 of net realized capital gains in 2006 to $12 of net realized capital losses in 2007, primarily due to an increase in credit-related impairments and decreases in the fair value of non-qualifying derivatives attributable to changes in value associated with credit derivatives due to credit spreads widening.
•	A $40 decrease in income tax benefit, primarily as a result of a change from a pre-tax loss in 2006 to pre-tax income in 2007.
Year ended December 31, 2006 compared to the year ended December 31, 2005
Other Operations reported a net loss of $35 in 2006 compared to net income of $71 in 2005, driven by the following:
•	A $140 decrease in underwriting results, primarily due to a $148 increase in prior year loss development. Reserve development in 2006 included a $243 reduction in net reinsurance recoverables as a result of the agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment, $43 of environmental reserve strengthening, and $12 of reserve strengthening for assumed reinsurance. In 2005, reserve development included $85 of reserve strengthening for assumed reinsurance, $37 of environmental reserve strengthening, and a $20 increase in the allowance for uncollectible reinsurance.
•	A $22 decrease in net investment income, primarily as a result of a decrease in invested assets resulting from net loss and loss adjustment expenses paid.
•	A change from an income tax expense of $10 in 2005 to an income tax benefit of $45 in 2006, as a result of a pre-tax loss in 2006.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2007, 2006 and 2005.
Other Operations Losses and Loss Adjustment Expenses

	Asbestos	Environmental	All Other [1][6]	Total

2007
Beginning liability — net [2] [3]	$2,242	$316	$1,858	$4,416
Losses and loss adjustment expenses incurred	43	28	122	193
Losses and loss adjustment expenses paid	(287)	(93)	(217)	(597)
Reallocation of reserves for unallocated loss adjustment expenses [4]	—	—	125	125

Ending liability — net [2] [3]	$1,998 [5]	$251	$1,888	$4,137

2006

Beginning liability — net [2] [3]	$2,291	$360	$2,240	$4,891
Losses and loss adjustment expenses incurred	314	62	(16)	360
Losses and loss adjustment expenses paid	(363)	(106)	(366)	(835)

Ending liability — net [2] [3]	$2,242	$316	$1,858	$4,416

2005

Beginning liability — net [2] [3]	$2,471	$385	$2,514	$5,370
Losses and loss adjustment expenses incurred	29	52	131	212
Losses and loss adjustment expenses paid	(209)	(77)	(405)	(691)

Ending liability — net [2] [3]	$2,291	$360	$2,240	$4,891

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]	Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $9 and $6, respectively, as of December 31, 2007, $9 and $6, respectively, as of December 31, 2006, and $10 and $6, respectively, as of December 31, 2005. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the years ended December 31, 2007, 2006 and 2005 includes $10, $11 and $11, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the years ended December 31, 2007, 2006 and 2005 includes $10, $12 and $17, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,707 and $290, respectively, as of December 31, 2007, $3,242 and $362, respectively, as of December 31, 2006, and $3,845 and $432, respectively, as of December 31, 2005.

[4]	Prior to the second quarter of 2007, the Company evaluated the adequacy of the reserves for unallocated loss adjustment expenses on a company-wide basis. During the second quarter of 2007, the Company refined its analysis of the reserves at the segment level, resulting in the reallocation of reserves among segments, including a reallocation of reserves from Ongoing Operations to Other Operations.

[5]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $291 and $291, respectively, resulting in a one year net survival ratio of 6.9 and a three year net survival ratio of 6.9. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[6]	The Company includes its allowance for uncollectible reinsurance in the “All Other” category of reserves. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss.
The Company has been evaluating and closely monitoring assumed reinsurance reserves in Other Operations. With the transfer of certain assumed reinsurance business into Other Operations, the segment has exposure related to more recent assumed casualty reinsurance reserves, particularly for the underwriting years 1997 through 2001. Assumed reinsurance exposures are inherently less predictable than direct insurance exposures because the Company may not receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information from the ceding companies. In 2005 and 2006, the Company saw an increase in reported losses above previous expectations and this increase in reported losses contributed to reserve re-estimates. As a result of these unfavorable trends, for the years ended December 31, 2006 and 2005, the Company booked unfavorable reserve development of $12 and $85, respectively, related to assumed reinsurance. In the fourth quarter 2007, the Company completed an evaluation of certain of its non-asbestos and environmental reserves, including its assumed reinsurance liabilities. The evaluation indicated no significant change in the Company’s overall non-asbestos and environmental reserves.
During the third quarters of 2007, 2006 and 2005, the Company completed its annual ground up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. In all three years, the Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment. The net effect of these changes resulted in $25, $43 and $37 increases in net environmental liabilities in 2007, 2006 and 2005, respectively. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
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
The following table displays gross environmental reserves and other statistics by category as of December 31, 2007.
Summary of Gross Environmental Reserves
As of December 31, 2007

Gross Environmental Reserves as of September 30, 2007 [1]	Number of Accounts [2]	Total Reserves

Accounts with future exposure > $2.5	8	$38
Accounts with future exposure < $2.5	520	100
Other direct [3]	—	29

Total Direct	528	167

Assumed Reinsurance		87
London Market		47

Total gross environmental reserves as of September 30, 2007 [1]		301
Gross paid loss activity for the fourth quarter 2007		(12)
Gross incurred loss activity for the fourth quarter 2007		1

Total gross environmental reserves as of December 31, 2007 [4] [5]		$290

[1]	Gross Environmental Reserves based on the third quarter 2007 environmental reserve study.

[2]	Number of accounts established as of June 2007.

[3]	Includes unallocated IBNR.

[4]	The one year gross paid amount for total environmental claims is $121, resulting in a one year gross survival ratio of 2.4.

[5]	The three year average gross paid amount for total environmental claims is $108, resulting in a three year gross survival ratio of 2.7.
During the second quarter of 2007, an arbitration panel found that a Hartford subsidiary, established as a captive reinsurance company in the 1970s by The Hartford’s former parent, ITT, had additional obligations to ITT’s primary insurance carrier under ITT’s captive insurance program, which ended in 1993. When ITT spun-off The Hartford in 1995, the former captive became a Hartford subsidiary. The arbitration concerned whether certain claims could be presented to the former captive in a different manner than ITT’s primary insurance carrier historically had presented them. Principally as a result of this adverse arbitration decision, the Company recorded a charge of $99.
During the second quarters of 2007, 2006 and 2005, the Company completed its annual evaluations of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluation in the second quarter of 2007 resulted in no addition to the allowance for uncollectible reinsurance. In the second quarter of 2006, the Company entered into an agreement with Equitas and all Lloyd’s syndicates reinsured by Equitas (collectively, “Equitas”) that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, including all of the Company’s reinsurance recoveries from Equitas under the Blanket Casualty Treaty (“BCT”). As a result of the settlement with Equitas and the 2006 reinsurance recoverable evaluation, the Company reduced its net reinsurance recoverable by $243. As a result of the evaluation in the second quarter of 2005, the Company increased its allowance for uncollectible reinsurance by $20 to reflect deterioration in the credit ratings of certain reinsurers and the Company’s opinion as to the ability of certain reinsurers to pay claims in the future.
In conducting these evaluations of reinsurance recoverables, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. In 2006 and 2007, the Company also considered the effect of the Equitas settlement on the collectibility of amounts due from other upper-layer reinsurers under the BCT. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. As of December 31, 2007, the allowance for uncollectible reinsurance for Other Operations totals $267. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.

During the second quarters of 2007, 2006 and 2005, the Company completed its annual ground up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. These evaluations resulted in no addition to the Company’s net asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
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

The following table displays gross asbestos reserves and other statistics by policyholder category as of December 31, 2007
Summary of Gross Asbestos Reserves
As of December 31, 2007

	Number of	All Time	Total	All Time
	Accounts [2]	Paid [3]	Reserves	Ultimate [3]

Gross Asbestos Reserves as of June 30, 2007 [1]

Major asbestos defendants [5]
Structured settlements (includes 3 Wellington accounts)	6	$260	$443	$703
Wellington (direct only)	30	858	75	933
Other major asbestos defendants	29	478	163	641
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	72	724	705	1,429
Accounts with future exposure < $2.5	1,077	443	130	573
Unallocated [6]		1,318	418	1,736

Total Direct		4,081	1,934	6,015
Assumed Reinsurance		1,003	552	1,555
London Market		547	381	928

Total as of June 30, 2007 [1]		5,631	2,867	8,498

Gross paid loss activity for the third quarter and fourth quarter 2007		167	(167)	—
Gross incurred loss activity for the third quarter and fourth quarter 2007		—	7	7

Total as of December 31, 2007 [4]		$5,798	$2,707	$8,505

[1]	Gross Asbestos Reserves based on the second quarter 2007 asbestos reserve study.

[2]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2007.

[3]	“All Time Paid” represents the total payments with respect to the indicated claim type that have already been made by the Company as of the indicated balance sheet date. “All Time Ultimate” represents the Company’s estimate, as of the indicated balance sheet date, of the total payments that are ultimately expected to be made to fully settle the indicated payment type. The amount is the sum of the amounts already paid (e.g. “All Time Paid”) and the estimated future payments (e.g. the amount shown in the column labeled “Total Reserves”).

[4]	Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio presented in the above table is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio of 5.4 as December 31, 2007 is computed based on total paid losses of $1.506 billion for the period from January 1, 2005 to December 31, 2007. As of December 31, 2007, the one year gross paid amount for total asbestos claims is $397 resulting in a one year gross survival ratio of 6.8.

[5]	Includes 26 open accounts at June 30, 2007. Included 28 open accounts at June 30, 2006.

[6]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.
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

The following table sets forth, for the years ended December 31, 2007, 2006 and 2005, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and
Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
2007	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE

Gross
Direct	$251	$(289)	$90	$43
Assumed — Domestic	112	72	16	—
London Market	31	76	8	—

Total	394	(141)	114	43
Ceded	(107)	184	(21)	(15)

Net	$287	$43	$93	$28

2006

Gross
Direct	$346	$5	$45	$57
Assumed — Domestic	199	4	50	(25)
London Market	66	—	9	3

Total	611	9	104	35
Ceded	(248)	305	2	27

Net	$363	$314	$106	$62

2005

Gross
Direct	$349	$10	$50	$14
Assumed — Domestic	70	(4)	21	—
London Market	61	—	9	—

Total	480	6	80	14
Ceded	(271)	23	(3)	38

Net	$209	$29	$77	$52

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the twelve months ended December 31, 2007, 2006, and 2005 includes $9, $10 and $17, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the twelve months ended December 31, 2007, 2006, and 2005 includes $10, $12 and $23, respectively, related to asbestos and environmental claims.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2007 of $2.26 billion ($2.00 billion and $257 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.88 billion to $2.60 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the “Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves or to the amounts recoverable from its reinsurers.
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
The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2008, Other Operations reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter 2008, and environmental liabilities in the third quarter of 2008. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.

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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) accounted for approximately 17%, 24% and 30% of the Company’s consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Net investment income, excluding net investment income from trading securities, and net realized capital gains and losses accounted for approximately 16%, 18% and 19%, for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in the percentage of consolidated revenues for 2007, as compared to the prior years, is primarily due to a smaller increase in the value of equity securities held for trading and an increase in realized capital losses.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 61% and 66% of the fair value of its invested assets as of December 31, 2007 and 2006, respectively. Other events beyond the Company’s control, including changes in credit spreads, could also adversely impact the fair value of these investments. Additionally, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
The Company invests in private placement securities, mortgage loans and limited partnerships and other alternative investments in order to further diversify its investment portfolio. These investment types comprised approximately 23% and 21% of the fair value of its invested assets as of December 31, 2007 and 2006, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.

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
The following table identifies the invested assets by type held in the general account as of December 31, 2007 and 2006.

Composition of Invested Assets
	2007		2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$52,542	52.6%	$52,081	58.2%
Equity securities, available-for-sale, at fair value	1,284	1.3%	811	0.9%
Equity securities held for trading, at fair value	36,182	36.3%	29,393	32.9%
Policy loans, at outstanding balance	2,061	2.1%	2,051	2.3%
Mortgage loans, at amortized cost [1]	4,739	4.7%	2,909	3.3%
Limited partnerships and other alternative investments [2]	1,306	1.3%	794	0.9%
Short-term investments	1,158	1.2%	1,092	1.2%
Other investments [3]	534	0.5%	281	0.3%

Total investments	$99,806	100.0%	$89,412	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes real estate joint venture.

[3]	Primarily relates to derivative instruments.
Total investments increased $10.4 billion since December 31, 2006 primarily as a result of equity securities held for trading, positive operating cash flows, and securities lending activities, partially offset by increased unrealized losses primarily due to a significant widening of credit spreads associated with fixed maturities. The fair value of fixed maturities declined as a percentage of total investments, excluding equity securities held for trading, due to the increase in unrealized losses and the decision to allocate a greater percentage of Life’s portfolio to mortgage loans and limited partnerships and other alternative investments. The increased allocation to limited partnerships and alternative investments and mortgage loans was made primarily due to the attractive risk/return profiles and diversification opportunities of these asset classes. Equity securities, held for trading, increased $6.8 billion since December 31, 2006, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan as well as foreign currency gains due to the appreciation of the Japanese yen in comparison to the U.S. dollar.
Limited partnerships and other alternative investments increased by $512 during 2007. HIMCO believes investing in limited partnerships provides an opportunity to diversify its portfolio and earn above average returns over the long-term. However, significant price volatility can exist quarter to quarter. Prior to investing, HIMCO performs an extensive due diligence process which attempts to identify funds that have above average return potential and managers with proven track records for results, many of which utilize sophisticated risk management techniques. Due to capital requirements, HIMCO closely monitors the impact of these investments in relationship to the overall investment portfolio and the consolidated balance sheets. HIMCO does not expect investments in limited partnerships to exceed 3% of the fair value of each statutory legal entity’s investment portfolio excluding trading securities.
The following table summarizes Life’s limited partnerships and other alternative investments as of December 31, 2007 and 2006.

Composition of Limited Partnerships and Other Alternative Investments
	2007		2006
	Amount	Percent	Amount	Percent

Hedge funds [1]	$506	38.7%	$397	50.0%
Private equity [2]	419	32.1%	241	30.3%
Mortgage and real estate [3]	309	23.7%	88	11.1%
Mezzanine debt [4]	72	5.5%	68	8.6%

Total	$1,306	100.0%	$794	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 30 to 60 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Private equity funds consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

[3]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in real estate joint ventures.

[4]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

Investment Results
The following table summarizes Life’s net investment income.

	2007		2006		2005
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$3,114	5.9%	$2,860	5.8%	$2,659	5.7%
Equity securities, available-for-sale	86	7.0%	56	7.3%	40	5.8%
Mortgage loans	255	6.2%	142	6.3%	73	6.4%
Limited partnerships and other alternative investments	115	12.0%	69	12.6%	59	20.2%
Policy loans	135	6.5%	142	6.9%	144	6.8%
Other [3]	(133)	—	(22)	—	69	—
Investment expense	(75)	—	(63)	—	(46)	—

Total net investment income excluding equity securities held for trading	$3,497	6.0%	$3,184	5.8%	$2,998	5.7%
Equity securities held for trading [4]	145		1,824		3,847

Total net investment income	$3,642		$5,008		$6,845

[1]	Yields calculated using investment income before investment expenses (excluding income related to equity securities held for trading) divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding equity securities held for trading, collateral received associated with the securities lending program and consolidated variable interest entity minority interests. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities, see footnote [3] below. Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Primarily represents fees associated with securities lending activities. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, held for trading.
The following table summarizes Life’s net realized capital gains and losses results.

(Before-tax)	2007	2006	2005

Gross gains on sale	$213	$215	$346
Gross losses on sale	(168)	(257)	(254)
Impairments
Credit related [1]	(241)	(10)	(32)
Other [2]	(117)	(66)	(5)

Total impairments	(358)	(76)	(37)
Japanese fixed annuity contract hedges, net [3]	18	(17)	(36)
Periodic net coupon settlements on credit derivatives/Japan	(40)	(48)	(32)
U.S. GMWB derivatives, net	(277)	(26)	(46)
Other, net [4]	(207)	(51)	34

Net realized capital losses, before-tax	$(819)	$(260)	$(25)

[1]	Relates to impairments for which the Company has current concerns regarding the issuers ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in security value is primarily related to significant issuer specific or sector credit spread widening.

[2]	Primarily relates to impairments of securities that had declined in value primarily due to changes in interest rate or general or modest spread widening and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments and other investment gains.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net investment income, excluding securities held for trading, increased $313, or 10%, for the year ended December 31, 2007, compared to the prior year period. The increase in net investment income was primarily due to a higher average invested asset base and a higher total portfolio yield. The increase in the average invested assets base as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales. Limited partnerships and other alternative investments contributed to the increase in income compared to the prior year period, despite a lower yield, due to a greater allocation of investments to this asset class. While the limited partnership and other alternative investment yield continues to exceed the overall portfolio yield, it decreased for the current year ended compared to the prior year ended primarily due to the market performance of Life’s hedge fund investments largely due to disruptions in the credit market associated with structured securities. Also included in limited partnerships and other alternative assets was a decrease in value of $11 on a real estate joint venture due to the decline of the real estate market in which the property was located. Based upon market expectation of future interest rates and a lower expected yield from limited partnership and other alternative investments, Life expects the average portfolio yield in 2008 to modestly decline compared to 2007 levels. The Company expects a lower yield from limited partnerships and other alternative investments primarily due to reduced liquidity and the wider credit spread environment.
Net investment income on equity securities, held for trading, for the year ended December 31, 2007 were primarily attributed to a change in the value of the underlying investment funds supporting the Japanese variable annuity product due to market performance.
Net realized capital losses were higher for the year ending December 31, 2007. The change in net gains and losses was primarily the result of higher net losses on impairments, GMWB derivatives, and other net losses offset by higher net gains on sale of investments. The circumstances giving rise to the changes in these components are as follows:
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

•	An increase in losses in 2007 compared to 2006 on GMWB rider embedded derivatives was primarily due to liability model assumption updates and modeling refinements made in 2007, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as those to reflect newly reliable market inputs for volatility. For a further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk management section of the MD&A under “Market Risk — Life”.

•	Other, net losses in both 2007 and 2006 primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in 2007 compared to the prior year was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A.
Gross gains on sales for the year ended December 31, 2007, were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in credit spreads, foreign currency exchange rates, and interest rates from the date of purchase. Gross losses on sales for the year ended December 31, 2007, were predominantly within fixed maturities and were primarily corporate securities. No single security was sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
Total net realized capital losses were higher in 2006 compared to 2005 primarily as a result of a higher interest rate environment. The components that drove the increase in net losses during the year ended December 31, 2006 included net losses on sales of fixed maturity securities, other-than-temporary impairments, and losses in Other, net, partially offset by a decrease in losses associated with GMWB derivatives. The circumstances giving rise to these components are as follows:
•	The net losses on fixed maturity sales for the year ended December 31, 2006 were primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see the following discussion below.

•	Other, net losses were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.

•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
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
Separate Account Products
Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company’s separate accounts reflect accounts wherein the policyholder assumes substantially all the risk and reward. Investment objectives for separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities (except those sold in Japan), variable universal life insurance contracts, 401(K) and variable corporate owned life insurance. The assets and liabilities associated with variable annuity products sold in Japan do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company. Therefore, these assets are included with the Company’s general account assets. As of December 31, 2007 and 2006, the Company’s separate accounts totaled $199.9 billion and $180.5 billion, respectively.
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
The following table identifies the invested assets by type held as of December 31, 2007 and 2006.

Composition of Invested Assets
	2007		2006
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$27,205	88.8%	$26,734	91.3%
Equity securities, available-for-sale, at fair value	1,208	3.9%	873	3.0%
Mortgage loans, at amortized cost [1]	671	2.2%	409	1.4%
Limited partnerships and other alternative investments [2]	1,260	4.1%	802	2.7%
Short-term investments	284	0.9%	444	1.5%
Other investments	38	0.1%	38	0.1%

Total investments	$30,666	100.0%	$29,300	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes hedge fund investments outside of limited partnerships and real estate joint ventures.
Total investments increased $1.4 billion since December 31, 2006, primarily as the result of positive operating cash flows and securities lending activities, partially offset by increased unrealized losses primarily due to a significant widening of credit spreads associated with fixed maturities. The fair value of fixed maturities declined as a percentage of total investments due to the increase in unrealized losses and the decision to allocate a greater percentage of Property & Casualty’s portfolio to mortgage loans and limited partnerships and other alternative investments. The increased allocation to limited partnerships and other alternative investments, mortgage loans, and equity securities, available-for-sale was made primarily due to the attractive risk/return profiles and diversification opportunities of these asset classes.
Limited partnerships and other alternative investments increased by $458 during 2007. HIMCO believes investing in limited partnerships provides an opportunity to diversify its portfolio and earn above average returns over the long-term. However, significant price volatility can exist quarter to quarter. Prior to investing, HIMCO performs an extensive due diligence process which attempts to identify funds that have above average return potential and managers with proven track records for results, many of which utilize sophisticated risk management techniques. Due to capital requirements, HIMCO closely monitors the impact of these investments in relationship to the investment portfolio and the overall consolidated balance sheets. HIMCO does not expect investments in limited partnerships to exceed 3% of the fair value of each statutory legal entity’s investment portfolio.

The following table summarizes Property & Casualty’s limited partnerships and other alternative investments as of December 31, 2007 and 2006.

Composition of Limited Partnerships and Other Alternative Investments
	2007		2006
	Amount	Percent	Amount	Percent

Hedge funds [1]	$728	57.8%	$508	63.3%
Private equity [2]	193	15.3%	123	15.3%
Mortgage and real estate [3]	291	23.1%	124	15.5%
Mezzanine debt [4]	48	3.8%	47	5.9%

Total	$1,260	100.0%	$802	100.0%

[1]	Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 30 to 60 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]	Private equity funds consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

[3]	Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in real estate joint venture.

[4]	Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.
Investment Results
The following table below summarizes Property & Casualty’s net investment income.

	2007		2006		2005
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$1,511	5.7%	$1,386	5.5%	$1,280	5.5%
Equity securities, available-for-sale	50	6.0%	35	5.5%	18	4.0%
Mortgage loans	38	6.2%	16	5.6%	11	5.6%
Limited partnerships and other alternative investments	140	14.5%	64	9.9%	63	13.0%
Other [3]	(27)	—	9	—	10	—
Investment expense	(25)	—	(24)	—	(17)	—

Net investment income, before-tax	$1,687	5.9%	$1,486	5.5%	$1,365	5.5%

Net investment income, after-tax [4]	$1,246	4.4%	$1,107	4.1%	$1,016	4.1%

[1]	Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, and collateral received associated with the securities lending program. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities, see footnote [3] below. Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]	Primarily represents fees associated with securities lending activities. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

The following table summarizes Property & Casualty’s net realized capital gains and losses results.

	2007	2006	2005

Gross gains on sale	$159	$205	$163
Gross losses on sale	(121)	(164)	(110)
Impairments
Credit related [1]	(63)	—	(9)
Other [2]	(62)	(45)	(1)
Total impairments	(125)	(45)	(10)
Periodic net coupon settlements on credit derivatives	15	4	—
Other, net [3]	(100)	9	1

Net realized capital gains (losses), before-tax	$(172)	$9	$44

[1]	Relates to impairments for which the Company has current concerns regarding the issuers ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in security value is primarily related to significant issuer specific or sector credit spread widening.

[2]	Primarily relates to impairments of securities that had declined in value primarily due to changes in interest rate or general or modest spread widening and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments and other investment gains.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Before-tax net investment income increased $201, or 14%, and after-tax net investment income increased $139, or 13%, compared to the prior year period. The increase in net investment income was primarily due to a higher average invested asset base and a higher portfolio yield. The increase in the average invested asset base as compared to the prior year period, was primarily due to positive operating cash flows. Limited partnerships and other alternative investments contributed to the increase in income compared to the prior year period due to a higher portfolio yield and greater allocation of investments to this asset class. Based upon market expectation of future interest rates and a lower expected yield from limited partnership and other alternative investments, Property and Casualty expects the average portfolio yield in 2008 to modestly decline compared to 2007 levels. The Company expects a lower yield from limited partnerships and other alternative investments primarily due to reduced liquidity and the wider credit spread environment.
Net realized capital losses resulted for the year ended December 31, 2007 compared to net realized capital gains in the prior year period primarily due to Other, net losses and other-than-temporary impairments. Other, net losses in 2007 primarily resulted from the change in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A. See the other-than-temporary impairments section below for information on impairment losses.
Gross gains on sales for the year ended December 31, 2007, were primarily within fixed maturities and were largely comprised of corporate securities. The sales were made to reallocate the portfolio to securities with more favorable risk-return profiles. The gains on sales were primarily the result of changes in credit spreads, foreign currency exchange rates, and interest rates from the date of purchase. Gross losses on sales for the year ended December 31, 2007, were predominantly within fixed maturities and were primarily corporate securities. No single security was sold at a loss in excess of $4 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
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
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of December 31, 2007 and 2006, Corporate held $308 and $259, respectively, of fixed maturity investments, $160 and $145, respectively, of short-term investments and $103 and $55, respectively, of equity securities. As of December 31, 2007, a put option agreement with a fair value of $43 was included in Other invested assets. For further discussion of this position, see Note 14 of Notes to Consolidated Financial Statements.
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

	December 31, 2007			December 31, 2006
			Maximum			Maximum
	Carrying		Exposure to	Carrying		Exposure to
	Value [1]	Liability [2]	Loss [3]	Value [1]	Liability [2]	Loss [3]

Collateralized loan obligations (“CLOs”) and other funds [4]	$359	$118	$258	$296	$99	$189
Limited partnerships	309	47	220	103	5	85
Other investments [5]	146	—	166	—	—	—

Total [6]	$814	$165	$644	$399	$104	$274

[1]	The carrying value of CLOs and other funds and Other investments is equal to fair value. Limited partnerships are accounted for under the equity method.

[2]	Creditors have no recourse against the Company in the event of default by the VIE.

[3]	The maximum exposure to loss does not include changes in fair value or the Company’s proportionate shares of earnings associated with limited partnerships accounted for under the equity method. The Company’s maximum exposure to loss as of December 31, 2007 and 2006 based on the carrying value was $649 and $295, respectively. The Company’s maximum exposure to loss as of December 31, 2007 and 2006 based on the Company’s initial co-investment or amortized cost basis was $644 and $274, respectively.

[4]	The Company provides collateral management services and earns a fee associated with these structures.

[5]	Other investments include investment structures that are backed by preferred securities.

[6]	As of December 31, 2007 and 2006, the Company had relationships with seven and four VIEs, respectively, where the Company was the primary beneficiary.
In addition to the VIEs described above, as of December 31, 2007 and 2006, the Company held variable interests in five and three VIEs, respectively, where the Company is not the primary beneficiary and as a result, these are not consolidated by the Company. As of December 31, 2007, these VIEs included two collateralized bond obligations and two CLOs which are managed by HIMCO, as well as the Company’s contingent capital facility. For further discussion of the contingent capital facility, see the Capital Resources and Liquidity section of the MD&A. These investments have been held by the Company for a period of one to four years. The maximum exposure to loss consisting of the Company’s investments based on the amortized cost of the non-consolidated VIEs was approximately $150 and $20 as of December 31, 2007 and 2006, respectively. For the year ended December 31, 2007 the Company recognized $5 of the maximum exposure to loss representing an other-than-temporary impairment recorded as a realized capital loss.
HIMCO is the collateral manager for four market value CLOs (included in the VIE discussion above) that invest in senior secured bank loans through total return swaps. For two of the CLOs, the Company has determined it is the primary beneficiary and accordingly consolidates the transactions. The maximum exposure to loss for these two consolidated CLOs, which is included in the “Collateral loan obligations and other funds” line in the table above, is $107 of which the Company has recognized a realized capital loss of $26. The Company is not the primary beneficiary for the remaining two CLOs, but maintains a significant involvement in the transactions. The maximum exposure to loss for these remaining two CLOs, included in the $150 in the preceding paragraph, is $37. The CLOs have triggers that allow the total return swap counterparty to terminate the transactions if the fair value of the aggregate referenced bank loan portfolio declines below a stated level. Due to the bank loan valuation declines in the first quarter of 2008, the CLO termination triggers were breached. The Company expects these transactions will be terminated in the first quarter of 2008 with a realized capital loss, which the Company estimates could be between $75-$115, before-tax.

Other-Than-Temporary Impairments
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current market value and a realized loss is recorded in the Company’s consolidated statements of operations. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yield. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 1 of Notes to Consolidated Financial Statements.
The Company categorizes impairments as credit related and other. The Company characterizes an impairment as credit related if it has current concerns regarding the issuers ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in the security value is primarily related to significant issuer specific or sector credit spread widening. Company management uses average credit related impairment amounts, net of recoveries, within Life and Property & Casualty product pricing assumptions. The other-than-temporary impairments recorded in Other are primarily related to securities that had declined in value primarily due to changes in interest rate or general or modest spread widening and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost.
The following table identifies the Company’s other-than-temporary impairments by type.

	2007	2006	2005

ABS
Sub-prime residential mortgages	$212	$1	$1
Other	19	7	4
CMBS/CMOs	18	2	1
Corporate	165	103	32
Foreign government/Government agency	13	—	—
Equity	56	8	9

Total other-than-temporary impairments	$483	$121	$47

Credit related	$304	$10	$41
Other	179	111	6

Total other-than-temporary impairments	$483	$121	$47

The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2007, 2006 and 2005, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.
2007
For the year ended December 31, 2007, the other-than-temporary impairments reported as Credit related primarily consisted of ABS securities backed by sub-prime residential mortgage loans rated A and below in the 2006 and 2007 vintage years. Other credit related impairments were primarily in the financial services and home builders sectors. For the majority of the credit related impairments recognized during the year, the Company expects to recover principal and interest substantially greater than what the market price indicates. These impairments were included in credit related because of the extensive credit spread widening and were recognized due to the Company’s uncertainty of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost.
The other-than-temporary impairments reported in Other were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to for allow recovery to amortized cost. Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 83%.
Future other-than-temporary impairments will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates and credit spreads. If the economic fundamentals continue to soften, other-than-temporary impairments for 2008 could be similar to or exceed 2007 levels. For further discussions on fundamentals related to sub-prime residential mortgage-backed securities, consumer receivable backed investments, commercial mortgage-backed securities, and corporate securities in the financial services sector, see the Investment Credit Risk section.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section that follows.
2006
For the year ended December 31, 2006, other-than-temporary impairments were primarily recorded on corporate fixed maturities. Other than a $16 impairment on a single issuer in the utilities sector, there were no other significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer.

The other-than-temporary impairments reported as Credit related were primarily ABS related to investments backed by aircraft lease receivables. Impairments resulted from higher than expected maintenance expenses.
2005
For the year ended December 31, 2005, other-than-temporary impairments recorded on corporate securities. Approximately $15 recorded on corporate securities related to three Canadian paper companies. These companies’ operations suffered from high energy prices and falling demand, in part due to the appreciation of the Canadian dollar in comparison to the U.S. dollar. Also included in the corporate securities was $9 recorded on securities related to two major automotive manufacturers. The market values of these securities had fallen due to a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service burden. Other-than-temporary impairments recorded on equity securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. During 2005 there were no significant other-than-temporary impairments (i.e., $15 or greater) recorded on any single security or issuer.
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
Derivative Instruments
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
In addition to counterparty credit risk, the Company enters into credit derivative instruments to manage credit exposure which includes assuming credit risk from and reducing credit risk to a single entity, referenced index, or asset pool. Credit derivatives used by the Company include credit default swaps, credit index swaps, and total return swaps.
The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2007, the notional and fair value of these credit default swaps was $5.2 billion and $81, respectively. The average credit quality of the economically hedged securities was BBB+.

The following table presents the notional, fair value, derivative credit risk, and underlying referenced asset average credit ratings for credit derivatives in which the Company is assuming credit risk as of December 31, 2007.

December 31, 2007
				Underlying Referenced Asset(s)
	Notional		Average Credit		Average
	Amount	Fair Value	Risk Exposure	Type	Credit Rating

Credit default swaps [1]
Investment grade risk exposure	$2,263	$(135)	AA	Corporate Credit	BBB+
Below investment grade risk exposure [2]	594	(281)	CCC+	Corporate Credit	BBB-
Credit index swaps	1,456	(29)	AAA	Lehman CMBS Index	AAA
Total return swaps	850	(41)	NR to A	Bank Loans	B

Total	$5,163	$(486)

[1]	Includes $2.0 billion, as of December 31, 2007, of a standard market index of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.
[2]	The fair value includes cash payments received at the inception of certain contracts of $201. The net loss for the year ended December 31, 2007, was $92, before-tax.
Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make a payment based on an agreed upon rate and notional amount. The second party, who assumes credit exposure, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. These swaps replicate the credit spread component of fixed maturities and are an efficient means to manage credit exposure without directly investing in the cash market investments.
The credit default swaps in which the Company assumes credit risk reference investment grade single corporate issuers, baskets of up to five corporate issuers and diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position.
The credit index swaps assume the credit risk of a referenced AAA rated tranche of a commercial mortgage security index. The credit index swap contracts pay or receive amounts based upon changes in the referenced index and are typically six months in duration. In February 2008, the credit index swaps were closed and resulted in an additional $109, before-tax, net realized capital loss which will be recorded in the first quarter 2008.
The Company’s total return swaps assume the credit risk of a referenced portfolio of bank loans. Total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. The party assuming the credit risk receives periodic coupon payments plus changes in value of a referenced asset, portfolio or index while paying the other counterparty a fixed or floating cash flow unrelated to the referenced credit(s) or index. Typically, the net payments exchanged associated with total return swaps have similar economic characteristics to fixed maturities.

Fixed Maturities
The following table identifies fixed maturity securities by type on a consolidated basis as of December 31, 2007 and 2006.

Consolidated Fixed Maturities by Type
	2007					2006
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS
Auto	$692	$—	$(16)	$676	0.9%	$740	$1	$(4)	$737	0.9%
Collateralized debt obligations (“CDOs”) [1]	2,633	1	(118)	2,516	3.1%	957	6	(1)	962	1.2%
Credit cards	957	3	(22)	938	1.2%	1,205	8	(3)	1,210	1.5%
Residential mortgage backed (“RMBS”) [2]	2,999	10	(343)	2,666	3.3%	2,805	12	(9)	2,808	3.6%
Student loan	786	1	(40)	747	0.9%	805	5	—	810	1.0%
Other	1,448	18	(94)	1,372	1.7%	1,175	22	(33)	1,164	1.5%
CMBS
Bonds	13,641	126	(421)	13,346	16.7%	13,336	155	(116)	13,375	16.9%
Commercial real estate (“CRE”) CDOs	2,243	1	(390)	1,854	2.3%	1,596	2	(10)	1,588	2.0%
Interest only (“IOs”)	1,741	117	(27)	1,831	2.3%	1,884	75	(22)	1,937	2.5%
CMOs
Agency backed	1,191	32	(4)	1,219	1.5%	1,184	17	(8)	1,193	1.5%
Non-agency backed [3]	525	4	(3)	526	0.7%	116	—	(1)	115	0.2%
Corporate
Basic industry	2,508	61	(34)	2,535	3.2%	2,801	83	(32)	2,852	3.6%
Capital goods	2,194	86	(26)	2,254	2.8%	2,568	111	(20)	2,659	3.4%
Consumer cyclical	3,011	87	(60)	3,038	3.8%	3,279	94	(34)	3,339	4.2%
Consumer non-cyclical	3,008	89	(37)	3,060	3.8%	3,465	84	(47)	3,502	4.4%
Energy	1,595	71	(12)	1,654	2.1%	1,779	73	(21)	1,831	2.3%
Financial services	11,934	230	(568)	11,596	14.4%	10,276	307	(78)	10,505	13.3%
Technology and communications	3,763	181	(40)	3,904	4.9%	4,136	191	(44)	4,283	5.4%
Transportation	401	12	(13)	400	0.5%	730	17	(10)	737	0.9%
Utilities	4,500	181	(104)	4,577	5.7%	4,588	195	(66)	4,717	6.0%
Other	1,204	24	(48)	1,180	1.5%	1,447	38	(19)	1,466	1.9%
Government/Government agencies
Foreign	999	59	(5)	1,053	1.3%	1,213	87	(6)	1,294	1.6%
United States	836	22	(3)	855	1.1%	848	5	(7)	846	1.1%
MBS	2,757	26	(20)	2,763	3.5%	2,742	5	(45)	2,702	3.4%
Municipal
Taxable	1,376	33	(23)	1,386	1.7%	1,342	25	(23)	1,344	1.7%
Tax-exempt	11,776	394	(67)	12,103	15.1%	10,555	511	(4)	11,062	14.0%
Redeemable preferred stock	6	—	—	6	—	36	—	—	36	—

Total fixed maturities	$80,724	$1,869	$(2,538)	$80,055	100.0%	$77,608	$2,129	$(663)	$79,074	100.0%

[1]	Includes securities with an amortized cost and fair value of $16 and $15, respectively, as of December 31, 2007, and $59 and $61, respectively, as of December 31, 2006, that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

[2]	Includes securities with an amortized cost and fair value of $40 and $37, respectively, as of December 31, 2007, and $21 as of December 31, 2006, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $96 and $87, respectively, as of December 31, 2007, and $27 as of December 31, 2006, which were backed by pools of loans issued to Alt-A borrowers.

[3]	Includes securities with an amortized cost and fair value of $270 as of December 31, 2007, and $72 as of December 31, 2006, which were backed by pools of loans issued to Alt-A borrowers.
The Company’s fixed maturity net unrealized gain/loss position decreased $2.1 billion from a net unrealized gain position as of December 31, 2006 to a net unrealized loss position as of December 31, 2007. The decrease was primarily due to credit spread widening, partially offset by a decrease in interest rates and other-than-temporary impairments taken during the year. Credit spreads widened primarily due to the deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market.
As of December 31, 2007, investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2006 except investments in ABS CDOs, financial services in corporate sector and municipal securities. The increase in

ABS CDOs was primarily related to the investment of the cash collateral received from securities lending programs into AAA rated CLOs that have underlying bank loan collateral. The increases in the financial services and municipal securities were due to the sectors attractive risk/return profiles. The majority of the increase in the financial services sector occurred during the first nine months of the year.
Deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities as well as the increased likelihood of a U.S. recession has caused credit spreads to widened considerably. The sectors most significantly impacted include residential and commercial mortgage backed investments, and other structured products, including consumer loan backed investments and lenders and monoline insurers. The follows sections illustrate the Company’s holdings and provides commentary of the sectors identified above.
The remaining structured investment products other than ABS sub-prime and consumer loans and CMBS primarily relate to ABS CDOs supported by senior secured bank loans. As of December 31, 2007, these CLOs represent 99% of ABS CDO holdings with approximately 80% rated AAA.

Sub-prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Fixed Maturities by Type table above. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but do not conform to government-sponsored enterprise standards. Both of these categories are considered to be below-prime. The Company is not an originator of below-prime mortgages. The slowing U.S. housing market, greater use of affordability mortgage products, and relaxed underwriting standards for some originators of below-prime loans has recently led to higher delinquency and loss rates, especially within the 2007 and 2006 vintage years. These factors have caused a pull-back in market liquidity and repricing of risk, which has led to an increase in unrealized losses from December 31, 2006 to December 31, 2007. The Company expects delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the near term. The Company has performed cash flow analysis on its sub-prime holdings stressing multiple variables, including prepayment speeds, default rates, and loss severity. Based on this analysis and the Company’s expectation of future loan performance, other than certain credit related impairments recorded in the current year, future payments are expected to be received in accordance with the contractual terms of the securities. For a discussion on credit related impairments, see Other-Than-Temporary Impairments section included in the Investment Results section of the MD&A.
The following table presents the Company’s exposure to ABS supported by sub-prime mortgage loans by credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and CDO line in the table above.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$93	$92	$213	$199	$113	$94	$8	$7	$7	$7	$434	$399
2004	133	131	358	324	2	2	2	1	—	—	495	458
2005	113	107	796	713	8	5	10	3	33	23	960	851
2006	457	413	67	55	2	3	3	2	8	2	537	475
2007	280	241	71	39	56	47	21	20	25	27	453	374

Total	$1,076	$984	$1,505	$1,330	$181	$151	$44	$33	$73	$59	$2,879	$2,557

Credit protection [6]	32.7%		47.3%		21.1%		19.6%		17.1%		39.8%

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$130	$131	$300	$302	$211	$211	$15	$15	$5	$8	$661	$667
2004	279	279	411	412	3	3	11	11	—	—	704	705
2005	171	171	807	810	—	—	—	—	55	49	1,033	1,030
2006	361	361	45	46	4	4	3	3	5	5	418	419

Total	$941	$942	$1,563	$1,570	$218	$218	$29	$29	$65	$62	$2,816	$2,821

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	Securities backed by Alt-A residential mortgages, including CMOs, have an amortized cost and fair value of $366 and $357, respectively, as of December 31, 2007, and $99 as of December 31, 2006. These amounts are not included in the table.

[3]	The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $260 and $217, respectively, as of December 31, 2007 and $160 and $161, respectively, as of December 31, 2006.

[4]	As of December 31, 2007, the weighted average life of the sub-prime residential mortgage portfolio was 3.3 years.

[5]	Approximately 80% of the portfolio is backed by adjustable rate mortgages.

[6]	Represents the current weighted average percentage, excluding wrapped securities, of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal.

Commercial Mortgage Loans
Commercial real estate market cash flow fundamentals have been solid with mortgage delinquencies near all time lows. Recently, however, commercial real estate rents and property values have begun to soften. The following tables represent the Company’s exposure to CMBS bonds and commercial real estate CDOs by credit quality and vintage year.
CMBS — Bonds [1]

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$2,666	$2,702	$495	$502	$289	$292	$30	$32	$46	$49	$3,526	$3,577
2004	709	708	89	87	130	128	23	21	—	—	951	944
2005	1,280	1,258	479	454	404	389	85	76	24	21	2,272	2,198
2006	2,975	2,910	415	395	763	739	456	400	24	22	4,633	4,466
2007	1,365	1,342	461	431	240	220	190	165	3	3	2,259	2,161

Total	$8,995	$8,920	$1,939	$1,869	$1,826	$1,768	$784	$694	$97	$95	$13,641	$13,346

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		20.6%

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$3,435	$3,463	$617	$623	$525	$529	$91	$96	$53	$65	$4,721	$4,776
2004	882	867	103	100	129	127	27	27	—	—	1,141	1,121
2005	1,473	1,457	694	687	555	551	237	237	5	5	2,964	2,937
2006	2,471	2,489	462	465	1,046	1,055	496	497	35	35	4,510	4,541

Total	$8,261	$8,276	$1,876	$1,875	$2,255	$2,262	$851	$857	$93	$105	$13,336	$13,375

[1]	The vintage year represents the year the pool of loans was originated.
CMBS — CRE CDOs [1] [2]

December 31, 2007
	AAA		AA		A		BBB		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

2003 & Prior	$361	$288	$119	$95	$44	$36	$8	$6	$532	$425
2004	97	77	32	25	12	9	2	2	143	113
2005	120	99	30	24	10	8	2	1	162	132
2006	521	472	136	112	222	160	51	40	930	784
2007	251	219	121	100	81	64	23	17	476	400

Total	$1,350	$1,155	$438	$356	$369	$277	$86	$66	$2,243	$1,854

Credit protection	31.5%		27.1%		16.7%		10.4%		27.5%

December 31, 2006
	AAA		AA		A		BBB		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

2003 & Prior	$324	$320	$106	$105	$40	$40	$6	$6	$476	$471
2004	86	86	28	28	11	11	2	2	127	127
2005	111	111	28	28	9	9	1	1	149	149
2006	539	537	97	96	154	154	54	54	844	841

Total	$1,060	$1,054	$259	$257	$214	$214	$63	$63	$1,596	$1,588

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]	Approximately 50% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities. However, the Company primarily invests in the AAA tranche of the CDO capital structure.

In addition to commercial mortgage-backed securities, the company has whole loan commercial real estate investments. The carrying value of these investments was $5.4 billion and $3.3 billion as of December 31, 2007 and 2006, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are geographically dispersed throughout the United States and by property type. At December 31, 2007 and 2006, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and accordingly had no valuation allowance for mortgage loans at December 31, 2007 and 2006.
The following table presents commercial mortgage loans by region and property type.

Commercial Mortgage Loans on Real Estate by Region
	December 31, 2007		December 31, 2006
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total

East North Central	$120	2.2%	$135	4.1%
East South Central	9	0.2%	10	0.3%
Middle Atlantic	674	12.4%	598	18.0%
Mountain	200	3.7%	88	2.6%
New England	404	7.5%	212	6.4%
Pacific	1,200	22.2%	669	20.2%
South Atlantic	1,104	20.4%	766	23.1%
West North Central	32	0.6%	6	0.2%
West South Central	286	5.3%	113	3.4%
Other [1]	1,381	25.5%	721	21.7%

Total	$5,410	100.0%	$3,318	100.0%

[1]	Includes multi-regional properties.

Commercial Mortgage Loans on Real Estate by Property Type
	December 31, 2007		December 31, 2006
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total

Industrial	$649	12.0%	$479	14.5%
Lodging	524	9.7%	510	15.4%
Agricultural	362	6.7%	94	2.8%
Multifamily	991	18.3%	300	9.0%
Office	1,929	35.6%	1,358	40.9%
Retail	806	14.9%	419	12.6%
Other	149	2.8%	158	4.8%

Total	$5,410	100.0%	$3,318	100.0%

Consumer Loans
There are a growing number of concerns with consumer loans, including rising delinquency and default rates spurred on by the softening economy and higher unemployment rates. The Company expects delinquencies and losses on consumer loans to modestly rise in 2008, primarily associated with sub-prime borrowers. However, the Company does not expect its ABS consumer loan holdings to face credit concerns, as the quality and credit enhancement of the securities is sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality.
ABS Consumer Loans

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$166	$166	$19	$19	$162	$162	$610	$591	$—	$—	$957	$938
Auto [2]	274	270	27	27	151	148	198	192	42	39	692	676
Student loan [3]	313	297	333	317	140	133	—	—	—	—	786	747

Total	$753	$733	$379	$363	$453	$443	$808	$783	$42	$39	$2,435	$2,361

December 31, 2006
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Credit card [1]	$203	$202	$45	$45	$249	$252	$708	$711	$—	$—	$1,205	$1,210
Auto [2]	193	193	82	81	175	174	270	269	20	20	740	737
Student loan [3]	365	366	253	255	166	168	21	21	—	—	805	810

Total	$761	$761	$380	$381	$590	$594	$999	$1,001	$20	$20	$2,750	$2,757

[1]	Approximately 13% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

[2]	The AAA rated securities include monoline insured securities with an amortized cost and fair value of $49 at December 31, 2007 and $45 at December 31, 2006. Additionally, approximately 11% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[3]	The AAA rated securities include monoline insured securities with an amortized cost and fair value of $102 and $93, respectively, at December 31, 2007 and $102 at December 31, 2006. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.
Monoline Insured Securities
Monoline insurers guarantee the timely payment of principal and interest of certain securities. Municipalities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. As of December 31, 2007, the fair value of the Company’s total monoline insured securities was $8.7 billion, with the fair value of the insured municipal securities totaling $7.8 billion. At December 31, 2007, the overall credit quality of the municipal bond portfolio, including the benefits of monoline insurance, was AA+ and excluding monoline insurance, the overall credit quality dropped to AA-. In addition to the insured municipal securities, as of December 31, 2007 the Company has other insured securities with an amortized cost and fair value of $790 and $721, respectively. These securities include the below prime mortgage-backed securities and other consumer loan receivables discussed above and corporate securities. The Company also has direct investments in monoline insurers with a fair value of approximately $140 as of December 31, 2007.
Mortgage Lenders
Mortgage lenders are typically corporate securities within the financial services sector. Mortgage lenders and other financial service companies were forced to recapitalize to solidify balance sheets and financial position resulting from the significant sub-prime mortgage write-downs. The Company has favored broad based diversified financial institutions and has limited its holdings in entities that primarily write residential mortgage loans. As of December 31, 2007, the Company has approximately $374 and $348 of amortized cost and fair value, respectively, of securities for which the issuers primary business was residential mortgage lending.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.

The following table identifies fixed maturities by credit quality on a consolidated basis as of December 31, 2007 and 2006. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	2007			2006
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$28,547	$28,318	35.4%	$23,216	$23,629	29.9%
AA	11,326	10,999	13.7%	10,107	10,298	13.0%
A	16,999	17,030	21.3%	17,696	18,251	23.1%
BBB	15,093	14,974	18.7%	17,402	17,655	22.3%
United States Government/Government agencies	5,165	5,229	6.5%	5,529	5,507	7.0%
BB & below	3,594	3,505	4.4%	3,658	3,734	4.7%

Total fixed maturities	$80,724	$80,055	100.0%	$77,608	$79,074	100.0%

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of December 31, 2007 and 2006, by length of time the security was in an unrealized loss position.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities
	2007			2006
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$10,879	$10,445	$(434)	$12,601	$12,500	$(101)
Greater than three months to six months	11,857	10,954	(903)	1,261	1,242	(19)
Greater than six months to nine months	10,086	9,354	(732)	1,239	1,210	(29)
Greater than nine months to twelve months	2,756	2,545	(211)	1,992	1,959	(33)
Greater than twelve months	10,563	10,071	(492)	15,402	14,911	(491)

Total	$46,141	$43,369	$(2,772)	$32,495	$31,822	$(673)

The increase in the unrealized loss amount since December 31, 2006, is primarily the result of credit spread widening, offset in part by a decrease in interest rates and other-than-temporary impairments. As of December 31, 2007, and December 31, 2006, fixed maturities represented $2,538, or 92%, and $663, or 99%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. The Company held no securities of a single issuer that were at an unrealized loss position in excess of 2% and 5%, respectively, of the total unrealized loss amount as of December 31, 2007 and 2006.

Consolidated Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	2007				2006
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$99	$79	$(20)	1.4%	$107	$79	$(28)	5.1%
CDOs	514	490	(24)	1.7%	133	129	(4)	0.7%
RMBS	781	677	(104)	7.2%	224	216	(8)	1.4%
Other ABS	865	814	(51)	3.6%	715	704	(11)	2.0%
CMBS
Bonds	5,926	5,679	(247)	17.2%	3,987	3,887	(100)	18.1%
CRE CDOs	1,279	1,010	(269)	18.8%	252	247	(5)	0.9%
IOs	287	272	(15)	1.0%	443	429	(14)	2.5%
Corporate
Basic industry	625	604	(21)	1.5%	859	834	(25)	4.5%
Consumer cyclical	682	651	(31)	2.2%	752	724	(28)	5.1%
Consumer non-cyclical	881	854	(27)	1.9%	1,106	1,068	(38)	6.9%
Financial services	4,002	3,670	(332)	23.1%	2,749	2,689	(60)	10.8%
Technology and communications	611	590	(21)	1.5%	912	877	(35)	6.3%
Transportation	140	132	(8)	0.6%	225	216	(9)	1.6%
Utilities	1,555	1,477	(78)	5.4%	1,384	1,331	(53)	9.6%
Other	1,311	1,258	(53)	3.7%	1,454	1,404	(50)	9.1%
MBS	1,051	1,031	(20)	1.4%	1,793	1,748	(45)	8.1%
Municipals	2,026	1,965	(61)	4.2%	490	473	(17)	3.1%
Other securities	770	717	(53)	3.6%	1,048	1,025	(23)	4.2%

Total	$23,405	$21,970	$(1,435)	100.0%	$18,633	$18,080	$(553)	100.0%

The increase in total unrealized losses greater than six months since December 31, 2006 primarily resulted from credit spread widening, offset in part by the decreases in interest rates and other-than-temporary impairments. The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of December 31, 2007, the Company held approximately 720 different securities that had been in an unrealized loss position for greater than six months. Approximately 50 securities were priced at or less than 80% of amortized cost as of December 31, 2007, however the price depressions primarily occurred during the fourth quarter and pertained to securities rated AA and above. The recent price depression resulted from widening credit spreads primarily due to tightened lending conditions and the market’s flight to quality securities. See the “Commercial Mortgage Loans” commentary and tables above. Future changes in fair value of these securities are primarily dependent upon sector fundamentals, credit spread movements, and changes in interest rates.
Financial services — As of December 31, 2007, the Company held approximately 230 different securities in the financial services sector that were in an unrealized loss position for greater than six months. Substantially all of these securities are rated investment grade securities, most of which are priced at, or greater than, 90% of amortized cost as of December 31, 2007. The increase in unrealized losses was primarily due to the recent credit spread widening stemming from concerns over risks in the sub-prime mortgage and leveraged finance markets and the associated impact of issuer credit losses, earnings volatility, and access to liquidity for companies involved in those markets as well as the financial sector as a whole. Future changes in fair value of these securities are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
RMBS — As of December 31, 2007, the Company held approximately 100 different securities that had been in an unrealized loss position for greater than six months, of which 80% were rated AA and above. The remaining securities primarily consist of securities from vintage years 2005 and prior. Fundamentals impacting the RMBS market, as discussed in the “Sub-prime Residential Mortgage Loans” section above have caused a pull-back in market liquidity and repricing of risk. Future changes in fair value of these securities are primarily dependent upon sector fundamentals and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2007 and 2006. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities to recovery, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2007 and 2006, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements.
CAPITAL MARKETS RISK MANAGEMENT
The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. During 2007, the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession contributed to substantial spread widening in credit derivatives and structured credit products.
Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Hartford is also exposed to credit and counterparty repayment risk.
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
To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. ABS, CMOs, and MBS are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
As interest rates decline, certain securities such as MBS and CMO as well as other mortgage loans backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields, however in 2007, in general, increases in credit spreads off-set lower interest rates. Lower interest rates will also likely result in lower net investment income increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain Life products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate Life investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Life products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Life’s fixed income product offerings have market value adjustment provisions at contract surrender.
Since the Company matches, and actively manages its assets and liabilities, an interest environment with an inverted yield curve (i.e. short-term interest rates are higher than intermediate-term or long-term interest rates) does not significantly impact the Company’s profits or operations. As noted above, the absolute level of interest rates is more significant than the shape of the yield curve.
Credit Risk
The Company is exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by senior management and by the Company’s Board of Directors.
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spreads widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio.
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
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non—U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the Japanese Life operation, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, and GMIB benefits associated with its Japanese variable annuities, and a yen denominated individual fixed annuity product. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread including issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
Interest rate, volatility, dividend, credit default and index swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

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
Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk, excluding the credit derivatives as discussed in the “Investment Credit Risk” section, at December 31, 2007 and 2006, were $101.0 billion and $78.2 billion, respectively. The increase in the derivative notional amount during 2007 was primarily due to the derivatives associated with the GMWB product feature. For further information, see Note 4 of Notes to Consolidated Financial Statements. For further discussion on credit derivatives, see the “Investment Credit Risk” section.
The following discussions focus on the key market risk exposures within Life and Property & Casualty portfolios.
Life
Life is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations. Life’s fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, Life’s operations are significantly influenced by changes in the equity markets. Life’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Life’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, non-U.S. dollar denominated liability contracts, the investment in and net income of the Japanese Life operation and certain foreign currency based individual fixed annuity contracts, and its GMDB, GMAB, and GMIB benefits associated with its Japanese variable annuities.
Interest Rate Risk
Life’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. As stated above, changes in interest rates can potentially impact Life’s profitability. In certain scenarios where interest rates are volatile, Life could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
Life’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and CMOs. The fair value of Life’s fixed maturities was $52.5 billion and $52.1 billion at December 31, 2007 and 2006, respectively. The fair value of Life’s fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 4.6 and 5.1 years as of December 31, 2007 and 2006, respectively.
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
At December 31, 2007 and 2006, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $16.8 billion and $15.6 billion, respectively ($13.1 billion and $11.4 billion, respectively, related to investments and $3.7 billion and $4.2 billion, respectively, related to life liabilities). The fair value of these derivatives was $45 and $(42) as of December 31, 2007 and 2006, respectively.
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

	Change in Net Economic Value As of December 31,
	2007		2006

Basis point shift	-100	+100	-100	+100

Amount	$(160)	$60	$1	$(33)

The fixed liabilities included above represented approximately 45% and 46% of Life’s general account liabilities as of December 31, 2007 and 2006, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.
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

	Change in Fair Value As of December 31,
	2007		2006

Basis point shift	-100	+100	-100	+100

Amount	$375	$(364)	$422	$(415)

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
The Company sells variable annuity contracts that offer one or more living benefits, the value of which, to the policyholder, generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. At times, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process. During the first quarter of 2007, the Company launched a new product in its Japan variable annuity business (“3 Win”) which provides three different potential outcomes for the contract holder. The first outcome allows the contract holder to lock-in gains on their account value after a 5-year waiting period and upon reaching a specified appreciation target chosen by the policyholder. Upon reaching the target and after a 5-year waiting period, contract holder funds are transferred out of the underlying funds and into the Company’s general account from which the contract holder can access their account value without penalty. The second outcome provides a “safety-net” that provides the contract holder a guaranteed minimum income benefit (“GMIB”) returning the contract holder’s original deposit over 15 years, if the contract holder’s account value drops by more than 20% from the original deposit. The third outcome provides the contract holder a guaranteed minimum accumulation benefit (“GMAB”) of the contract holder’s original deposit in a lump sum if the first two outcomes are not met after a ten-year waiting period. This is the Company’s first GMAB issuance. GMABs are accounted for differently from GMIBs, as described below. Due to the structure of this product, significant equity market movements, either up, to a level that the specified appreciation target is reached, or down by more than 20% of the actual deposit, can result in significant DAC charges as the life of the product will have expired upon reaching either target. There is also a return of premium death benefit attached to this product. In addition, the Company expects to make further changes in its living benefit offerings from time to time. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty. As of December 31, 2007, account values associated with 3 Win were $2.7 billion. In addition, as of December 31, 2007, guaranteed balances associated with 3 Win were $2.8 billion.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS 133 (such as GMWBs or GMABs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, changes in the risk-free rate used for discounting equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMIBs and GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios and discounted at a rate consistent with that used in the Company’s DAC models. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different than if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB. Many benefit guarantees meet the definition of an embedded derivative, under SFAS 133 (GMWB and GMAB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value and the substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or when the benefit received is in substance a long-term financing (GMIB), the accounting for the benefit is prescribed by SOP 03-1.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $529, as of December 31, 2007. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.
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
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits as of December 31, 2007 is $5.1 billion. Due to the fact that 81% of this amount is reinsured, the Company’s net exposure is $976. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $42 as of December 31, 2007. Declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. With the exception of the GMIB in 3 Win as described above, the guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder. The value of the GMAB associated with Japan’s new product offering in the first quarter of 2007, recorded as an embedded derivative under SFAS 133, was an asset of $2 at December 31, 2007.
In April 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with an in-force block of variable annuity products offered in Japan with an account value of $2.3 billion as of December 31, 2007.

The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of December 31, 2007 is $649. Due to the fact that 35% of this amount is reinsured, the Company’s net exposure is $419. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.
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
The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its living benefits. During 2007, the Company opportunistically entered into two customized swap contracts to hedge certain capital market risk components for the remaining term of certain blocks of non-reinsured GMWB riders. As of December 31, 2007, these swaps had a notional value of $12.8 billion and a market value of $50. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in other assets in the Consolidated Financial Statements. The deferred loss of $51 will be recognized in retained earnings upon adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In addition, the change in value of the swaps due to the initial adoption of SFAS 157 of $35, will also be recorded in retained earnings. Future changes in fair value would be recorded in net realized capital gains (losses) in net income.
The net effect of the change in value of the U.S. and UK embedded derivatives, net of the results of the hedging program, for the years ended December 31, 2007 and 2006, was a loss of $285 (primarily reflecting modeling refinements, assumption changes and reflecting newly reliable market inputs for volatility made by the Company during 2007) and $(26) before deferred policy acquisition costs and tax effects, respectively. As of December 31, 2007, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $73.8 billion and $55, respectively. As of December 31, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $53.3 billion and $377, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of December 31, 2007 and December 31, 2006, the notional value related to this strategy was $661 and $2.2 billion, respectively, while the fair value related to this strategy was $18 and $29, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP net income.
The Company continually seeks to improve its equity risk management strategies. The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB, GMAB, and GMIB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on U.S. GAAP net income, statutory capital volatility and other metrics. Utilizing this and future analysis, the Company expects to evolve its risk management strategies over time, modifying its reinsurance, hedging and product design strategies to optimally mitigate its aggregate exposures to market-driven changes in U.S. GAAP equity, statutory capital and other economic metrics. Because these strategies could target an optimal reduction of a combination of exposures rather than targeting a single one, it is possible that volatility of U.S. GAAP net income would increase, particularly if the Company places an increased relative weight on protection of statutory surplus in future strategies.
Variable Annuity Equity Risk Impact on Statutory Distributable Earnings
In addition to the impact on U.S. GAAP results, Life’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect lower statutory net income and significant increases in the amount of statutory surplus Life would have to devote to maintain targeted rating agency, regulatory risk based capital (“RBC”) ratios and other similar solvency margin ratios. Life’s statutory net income for the years ended December 31, 2007, 2006 and 2005 was $729, $1.1 billion and $821, respectively. Life’s statutory surplus as of December 31, 2007, 2006 and 2005 was $5.8 billion, $4.7 billion and $4.3 billion, respectively. In order to estimate the impact equity markets could have on statutory financial results, Life projected 2008 statutory net income and the amount of statutory surplus required to maintain our financial strength ratings (targeted statutory surplus) under various stochastic scenarios and assumptions consistent with other sensitivity analyses performed by Life. Each scenario included the effects of guaranteed living and death benefit reinsurance, in-force hedging assets in place at December 31, 2007 and future dynamic hedging of GMWB riders. The sum of Life’s projected 2008 statutory net income and the (increase) decrease in the amount of targeted statutory surplus in each scenario is an estimate of the Life’s “statutory distributable earnings”. Subject to legal or regulatory constraints, statutory distributable earnings are usually available to dividend to an insurance entity’s parent holding company to support debt and dividend payments to shareholders. To illustrate the effects of a tail scenario, at or near the 95th percentile, Life estimates that 2008 statutory distributable earnings generated by its variable annuity business could be $1 — $2 billion worse than the mean of the stochastic scenarios. These tail events involve U.S. equity market declines of varying degrees, including rather large equity market declines of 20—25% from December 31, 2007 levels, or a combination of more moderate equity market declines in scenarios where the Japanese yen significantly strengthens against the Euro or the U.S. Dollar and interest rates rise significantly.
In addition to the Company’s use of reinsurance, hedging instruments and other risk management techniques, the Company maintains capital resources to, at a minimum, manage the statutory distributable earnings equity tail scenario risk described above. Given the level of Life and Property & Casualty statutory surplus at December 31, 2007, as well as capital resources at the Corporate level, management of the Company believes the risk inherent in these tail scenarios can be managed within the Company’s capital resources. The magnitude of the tail scenario estimate, described above, of $1 — $2 billion, subsequent changes to it and the width of the disclosed range can be significantly impacted by the following factors:
•	Capital market levels at the date of the projections.
•	A decision to buy hedging instruments would mitigate the exposure in the tail scenario. Such decisions are made based on a variety of factors including the price of the instrument versus the protection afforded.
•	Life’s ability to organically generate surplus in excess of that required to maintain financial strength ratings would reduce the exposure in a tail scenario.
•	Increases or decreases in surplus due to the impact capital market movements can have on the valuation of GMWB hedging instruments. Under statutory accounting, there is no fair value recognition of an embedded derivative; however, changes in value of the GMWB hedging instruments are recorded in capital and surplus. The tail scenario estimates described above incorporate the dynamic hedging of GMWB. Generally, increases in the value of GMWB hedging instruments will reduce the exposure in the tail scenario.
•	Each year, Life writes new variable annuity business with existing or new living benefit guarantees, while older business, often without living benefit guarantees, is naturally lapsing. As a result the exposure in the tail scenario is likely to increase over time.
•	Changes in statutory reserving requirements, which can ultimately impact the level of capital and surplus at a point in time, can impact the estimate of exposure in the tail scenario.
•	Changes in estimates of policyholder behavior can impact the estimates of statutory distributable earnings.
•	Changes in rating agency, regulatory risk based capital (“RBC”) ratios and other similar solvency margin ratios can impact the estimate of exposure in the tail scenario.
•	Management regularly evaluates the model used to produce projections of distributable earnings and incorporates changes deemed necessary to improve the relevance and reliability of this estimate.

Foreign Currency Exchange Risk
Life’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated investments, Life’s investment in foreign operations, primarily Japan, and non-U.S. dollar denominated liability contracts, including the yen based individual fixed annuity product and its GMDB,GMAB, and GMIB benefits associated with its Japanese variable annuities. A portion of the Company’s foreign fixed maturity currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2007 and 2006, were approximately $1.6 billion and $1.9 billion, respectively. In order to manage its currency exposures, Life enters into foreign currency swaps and forwards to hedge the variability in cash flows associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2007 and 2006, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.5 billion and $1.6 billion, respectively, and total fair value of $(296) and $(336), respectively.
Liabilities
Life issues non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2007 and 2006, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional value of $790 and $585, respectively, and a total fair value of $32 and $(11), respectively.
The yen based fixed annuity product is written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2007 and 2006, the notional value and fair value of the currency swaps were $1.8 billion and $1.9 billion, respectively, and $(115) and $(225), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net gain (loss) of $12 and $(11) for the years ended December 31, 2007 and 2006, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Based on the fair values of Life’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2007 and 2006, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $1 and $3, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
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
Interest Rate Risk
The primary exposure to interest rate risk in Property & Casualty relates to its fixed maturity securities, including corporate bonds, ABS, municipal bonds, CMBS and CMOs. The fair value of these investments was $27.2 billion and $26.7 billion at December 31, 2007 and 2006, respectively. The fair value of these and Property & Casualty’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. A variety of derivative instruments, primarily swaps, are used to manage interest rate risk and had a total notional amount as of December 31, 2007 and 2006 of $1.8 billion and $2.1 billion, respectively, and fair value of $(15) and $(4), respectively.
One of the measures Property & Casualty uses to quantify its exposure to interest rate risk inherent in its invested assets is duration. The weighted average duration of the fixed maturity portfolio was 4.9 and 4.5 years as of December 31, 2007 and 2006, respectively.

Calculated Interest Rate Sensitivity
The following table provides an analysis showing the estimated after-tax change in the fair value of Property & Casualty’s fixed maturity investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2007 and 2006. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value As of December 31,
	2007		2006

Basis point shift	-100	+100	-100	+100

Amount	$925	$(894)	$857	$(829)

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
Foreign Currency Exchange Risk
Foreign currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily euro, sterling and Canadian dollar denominated securities. The risk associated with these securities relates to potential decreases in value resulting from unfavorable changes in foreign exchange rates. The fair value of these fixed maturity securities at December 31, 2007 and 2006 was $1.0 billion.
In order to manage its currency exposures, Property & Casualty enters into foreign currency swaps and forward contracts to hedge the variability in cash flow associated with certain foreign denominated securities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2007 and 2006, the derivatives used to hedge currency exchange risk had a total notional value of $428 and $805, respectively, and total fair value of $(43) and $(45), respectively.
Based on the fair values of Property & Casualty’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2007 and 2006, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of approximately $37 and $34, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Liquidity Requirements
The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands. However, if an unanticipated demand were placed on the Company it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period including those related to its Life and Property & Casualty insurance refer to the Off-Balance Sheet Arrangements and Aggregate Contractual Obligations section below.
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
The Hartford’s Board of Directors has authorized the Company to repurchase up to $2 billion of its securities. For the year ended December 31, 2007, The Hartford repurchased $1.2 billion of its common stock (12.9 million shares) under this program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG in 2008 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $784 in dividends to HLI in 2008 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2008. In 2007, HFSG and HLI received a combined total of $2.0 billion from their insurance subsidiaries.
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
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Trust, as they did not meet the consolidation requirements under FIN 46(R).
Commercial Paper, Revolving Credit Facility and Line of Credit
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,		December 31,
Description	Date	Date	2007	2006	2007	2006

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$373	$299
HLI [1]	2/7/97	N/A	—	250	—	—

Total commercial paper			2,000	2,250	373	299
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	2,000	1,600	—	—
Line of Credit
Life Japan Operations [2]	9/18/02	1/5/09	45	42	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$4,045	$3,892	$373	$299

[1]	In January 2007, the commercial paper program of HLI was terminated.

[2]	As of December 31, 2007 and 2006, the Company’s Japanese operation line of credit in yen was ¥5 billion.
In August 2007, The Hartford amended and restated its existing credit facility. The revolving credit facility provides for up to $2.0 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2007, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above and the following:
•	The Company has unfunded commitments to purchase investments in limited partnerships, mortgage and construction loans of about $1.6 billion as disclosed in Note 12 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations as of December 31, 2007:

	Payments due by Period
		Less than			More than
	Total	1 year	1-3years	3-5 years	5 years

Property and casualty obligations [1]	$22,721	$5,575	$5,638	$3,197	$8,311
Life, annuity and disability obligations [2]	457,882	29,588	60,778	65,671	301,845
Operating lease obligations [3]	482	147	199	105	31
Capital lease obligations [3]	141	41	100	—	—
Long-term debt obligations [4]	6,709	1,191	638	708	4,172
Consumer notes [5]	874	257	555	49	13
Purchase obligations [6]	2,713	2,144	349	167	53
Other long-term liabilities reflected on the balance sheet [7]	4,914	4,821	68	—	25

Total [8]	$496,436	$43,764	$68,325	$69,897	$314,450

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:
•	Reserves for Property & Casualty unpaid losses and loss adjustment expenses include case reserves for reported claims and reserves for claims incurred but not reported (IBNR). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future.

•	In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims. Also, estimated payments in 2008 do not include payments that will be made on claims incurred in 2008 on policies that were in-force as of December 31, 2007. In addition, the table does not include future cash flows related to the receipt of premiums that may be used, in part, to fund loss payments.

•	Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants and certain structured settlement contracts that fund loss runoffs for unrelated parties. As of December 31, 2007, the total property and casualty reserves in the above table are gross of a reserve discount of $568.
[2]	Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable with Life’s historical experience, modified for recent observed trends. Life has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid losses and loss adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. Life expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.
[3]	Includes future minimum lease payments on operating and capital lease agreements. See Notes 12 and 14 of Notes to Consolidated Financial Statements for additional discussion on lease commitments.
[4]	Includes contractual principal and interest payments. All long-term debt obligations have fixed rates of interest. See Note 14 of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.
[5]	Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes. See Note 14 of Notes to Consolidated Financial Statements for additional discussion of consumer notes.
[6]	Includes $1.8 billion in commitments to purchase investments including about $1.2 billion of limited partnership and $330 of mortgage and construction loans. Outstanding commitments under these limited partnerships and mortgage and construction loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s consolidated balance sheet.

Also included in purchase obligations is $790 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.
[7]	Includes cash collateral of $4.7 billion which the Company has accepted in connection with the Company’s securities lending program and derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.
[8]	Does not include estimated voluntary contribution of $200 to the Company’s pension plan in 2008.

Pension Plans and Other Postretirement Benefits
The Company made contributions to its pension plans of $158, $402 and $504 in 2007, 2006 and 2005, respectively, and contributions to its other postretirement plans of $46 in 2007. No contributions were made to the other postretirement plans in 2006 and 2005. The Company’s 2007 required minimum funding contribution was immaterial. The Company presently anticipates contributing approximately $200 to its pension plans and other postretirement plans in 2008, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2008 and the funding requirements for all of the pension plans is expected to be immaterial.
Pension expense reflected in the Company’s net income was $131, $152 and $137 in 2007, 2006 and 2005, respectively. The Company estimates its 2008 pension expense will be approximately $113, based on current assumptions.
As provided for under SFAS No. 87, the Company uses a five-year averaging method to determine the market-related value of plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual asset returns for the plans of $331 and $356 for the years ended December 31, 2007 and 2006, respectively, as compared to expected returns of $283 and $244 for the years ended December 31, 2007 and 2006, respectively, will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. The level of actuarial net losses continues to exceed the allowable amortization corridor as defined under SFAS No. 87. Based on the 6.25% discount rate selected as of December 31, 2007 and taking into account estimated future minimum funding, the difference between actual and expected performance in 2007 will decrease annual pension expense in future years. The decrease in pension expense will be approximately $2 in 2008 and will increase ratably to a decrease of approximately $12 in 2013.
Capitalization
The capital structure of The Hartford as of December 31, 2007 and 2006 consisted of debt and equity, summarized as follows:

	As of December 31,
	2007	2006

Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$1,365	$599
Long-term debt	3,142	3,504

Total debt [1]	4,507	4,103

Equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	20,062	18,698
AOCI, net of tax	(858)	178

Total stockholders’ equity	$19,204	$18,876

Total capitalization including AOCI, net of tax	$23,711	$22,979

Debt to equity	23%	22%
Debt to capitalization	19%	18%

[1]	Total debt of the Company excludes $809 and $258 of consumer notes as of December 31, 2007 and 2006, respectively.
The Hartford’s total capitalization as of December 31, 2007 increased $732 as compared with December 31, 2006. This increase was due to a $404 and $328 increase in total debt and total stockholders’ equity, respectively. Total debt increased from issuance of $500 of 5.375% senior notes, a $202 net increase in commercial paper and capital lease obligations, offset by $300 repayment on long-term debt. Total stockholders’ equity increased primarily due to net income of $2.9 billion partially offset by treasury stock acquired of $1.2 billion, other comprehensive loss of $1.0 billion, primarily due to unrealized losses on securities, and stockholder dividends of $643.
Debt
The following discussion describes the Company’s debt financing activities for 2007. For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements.
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
Capital Lease Obligations
The Company recorded capital leases of $128 in 2007. Capital lease obligations are included in long-term debt, except for the current maturities, which are included in short-term debt, in the consolidated balance sheet as of December 31, 2007. See Note 12 for further information on capital lease commitments.

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
As of December 31, 2007 and 2006, $809 and $258 of consumer notes had been issued. These notes have interest rates ranging from 4.75% to 6.25% for fixed notes and for variable notes, either consumer price index plus 157 basis points to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. The aggregate maturities of consumer notes are as follows: $222 in 2008, $494 in 2009, $34 in 2010, $19 in 2011 and $40 thereafter. For 2007 and 2006, interest credited to holders of consumer notes was $11 and $2, respectively.
Stockholders’ Equity
Treasury stock acquired — For the year ended December 31, 2007, The Hartford repurchased $1.2 billion of its common stock (12.9 million shares) under its share repurchase program. For additional information regarding the share repurchase program, see the Liquidity Requirements section above.
Dividends — On February 21, 2008, The Hartford’s Board of Directors declared a quarterly dividend of $0.53 per share payable on April 1, 2008 to shareholders of record as of March 3, 2008.
The Hartford declared $643 and paid $636 in dividends to shareholders in 2007 and declared $531 and paid $460 in dividends to shareholders in 2006.
AOCI — AOCI, net of tax, decreased by $1.0 billion as of December 31, 2007 compared with December 31, 2006. The decrease in AOCI, net of tax, includes unrealized losses on securities of $1.4 billion, primarily due to widening credit spreads associated with fixed maturities, partially offset by changes in gains on cash-flow hedging instruments of $94, change in foreign currency translation adjustments of $146, and pension and other postretirement plan adjustments of $141. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity, AOCI, net of tax, and pension and other postretirement plans see Notes 15, 16 and 17, respectively, of Notes to Consolidated Financial Statements.
Cash Flow

	2007	2006	2005

Net cash provided by operating activities	$5,991	$5,638	$3,732
Net cash used for investing activities	$(6,176)	$(7,410)	$(4,860)
Net cash provided by financing activities	$499	$1,915	$1,280
Cash — end of year	$2,011	$1,424	$1,273

Year ended December 31, 2007 compared to the year ended December 31, 2006
The increase in cash from operating activities compared to prior year period was primarily the result of premium cash flows in excess of claim payments, partially offset by increases in taxes paid. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities decreased primarily due to treasury stock acquired and increases in dividends paid; partially offset by higher net receipts from policyholder’s accounts related to investment and universal life contracts, proceeds from consumer notes, and issuance of long-term debt, net of repayments.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 15, 2008.

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	2007	2006

Life Operations	$5,786	$4,733
Japan Life Operations	1,620	1,380
Property & Casualty Operations	8,509	8,230

Total	$15,915	$14,343

Risk-based Capital
The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks and effective for 2005, it addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefit. RBC is calculated for property and casualty companies after adjusting capital for certain underwriting, asset, credit and off-balance sheet risks. As of December 31, 2007, each of The Hartford’s insurance subsidiaries within Life and Ongoing Property & Casualty had more than sufficient capital to meet the NAIC’s minimum RBC requirements.

Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see Item 3, “Legal Proceedings”.
Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect The Hartford, please see Note 12 of Notes to the Consolidated Financial Statements.
Legislative Initiatives
For a discussion of terrorism reinsurance legislation and how it affects The Hartford, see the “Risk Management Strategy-Terrorism” under the Property & Casualty section of the MD&A.
Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the United States Treasury Department could have a material effect on the insurance business. These proposals and initiatives include, or could include, changes pertaining to the income tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
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
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the liability balance was $147 and $149, respectively. As of December 31, 2007 and 2006, $19 and $20, respectively, related to premium tax offsets were included in other assets.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2007.
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
The Hartford’s management assessed its internal controls over financial reporting as of December 31, 2007 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.
Attestation report of the Company’s registered public accounting firm
The Hartford’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on the Company’s internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report, dated February 20, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its method of accounting and reporting for defined benefit pension and other postretirement plans in 2006.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 20, 2008

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2008 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Item 1 — Election of Directors”, “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders”, and “Governance of the Company” and is incorporated herein by reference.
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
BETH A. BOMBARA
(Senior Vice President and Controller)
Ms. Bombara, 40, has held the positions of Senior Vice President and Controller of the Company since June 4, 2007. Since joining the Company in April 2004 as a Vice President, with primary responsibility for the Company’s compliance with the internal control requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, Ms. Bombara has held positions of increasing responsibility. Prior to assuming the role of Senior Vice President and Controller of the Company, Ms. Bombara held the position of Vice President, Deputy Controller, with responsibility for external financial reporting, accounting policy and internal management reporting, while continuing to oversee Sarbanes-Oxley Section 404 compliance. Prior to joining the Company, Ms. Bombara worked for the accounting firm of Deloitte & Touche LLP from June 2002 to April 2004, where she served as a Senior Manager in the audit practice. Ms. Bombara began her career in accounting at the accounting firm of Arthur Andersen LLP, where she was promoted to audit partner in September 2001.
DAVID M. JOHNSON
(Executive Vice President and Chief Financial Officer)
Mr. Johnson, 47, who has announced that he will resign later in 2008, has held the position of Executive Vice President and Chief Financial Officer of the Company since May 1, 2001. Prior to joining the Company, Mr. Johnson was Senior Executive Vice President and Chief Financial Officer of Cendant Corporation, which he joined in April 1998. In addition, before Cendant, Mr. Johnson was a Managing Director in the Investment Banking Division at Merrill Lynch, Pierce, Fenner and Smith, where he started in 1986.
ALAN KRECZKO
(Executive Vice President and General Counsel)
Mr. Kreczko, 56, is Executive Vice President and General Counsel of the Company, positions he has held since June 11, 2007. He previously held the positions of Senior Vice President and Deputy General Counsel where he oversaw the law department’s property and casualty, life, investment and compliance units. Prior to joining the Company, Mr. Kreczko held various senior positions within the United States Government. Until 2002, he was the acting Assistant Secretary of State for Population, Refugees and Migration, where he led the State Department’s response to humanitarian crises in conflict situations, including Afghanistan, Timor, Sudan and West Africa. Prior to that position, he had served as Legal Advisor to President Clinton’s National Security Council. He has also served as Deputy General Counsel to the Department of State and as legal advisor to the President of the United States’ personal representatives for Middle East negotiations.

JOHN C. WALTERS
(Executive Vice President; Co-Chief Operating Officer, Hartford Life Operations; President, U.S. Wealth Management)
John C. Walters, 45, is an Executive Vice President of the Company and serves as co-chief operating officer of The Hartford’s life operations and president of the company’s U.S. Wealth Management division. Previously, Mr. Walters served as President of Hartford Life’s U.S. Wealth Management Business. Mr. Walters joined Hartford Life in April 2000 from First Union Securities, the brokerage subsidiary of First Union Corp. In that position, he managed their consulting services group, which provided investment consulting to high net worth clients. Walters joined First Union through its 1998 acquisition of Wheat First Butcher Singer, where he had been since 1984.
EILEEN WHELLEY
(Executive Vice President, Human Resources)
Ms. Whelley, 53, is Executive Vice President for Human Resources, a position she has held since June 2007. She previously held the position of Executive Vice President, Global Human Resources. Prior to joining the Company in December 2006, Ms. Whelley spent 17 years at General Electric where she held a number of human resources leadership roles. In 2002, she was named executive vice president of human resources for NBC Universal, responsible for HR and talent negotiations for the NBCU Television Group and corporate staff functions. Before joining NBCU, Ms. Whelley was the vice president of human resources excellence for GE Capital in Stamford, Conn., where she oversaw HR for eight GE Capital businesses, HR Six Sigma and HR talent development. Before joining GE in 1989, Ms. Whelley worked for Citicorp and Standard Oil of Ohio in a variety of HR roles.
NEAL S. WOLIN
(Executive Vice President; President and Chief Operating Officer, Property & Casualty Operations)
Mr. Wolin, 46, is an Executive Vice President of the Company and serves as President and Chief Operating Officer for property and casualty operations, positions he has held since June 11, 2007. He previously held the positions of Executive Vice President and General Counsel from March 20, 2001 until June 11, 2007, where he oversaw the company’s legal, government affairs, corporate relations, communications and marketing functions, as well as the property and casualty’s insurance runoff operations. Prior to joining the Company, Mr. Wolin served as General Counsel of the U.S. Department of the Treasury from 1999 to January 2001. In that capacity, he headed Treasury’s legal division, composed of 2,000 lawyers supporting all of Treasury’s offices and bureaus, including the Internal Revenue Service, Customs, Secret Service, Public Debt, the Office of Thrift Supervision, the Financial Management Service, the U.S. Mint and the Bureau of Engraving and Printing. Mr. Wolin served as the Deputy General Counsel of the Department of the Treasury from 1995 to 1999. Prior to joining the Treasury Department, he served in the White House, first as the Executive Assistant to the National Security Advisor and then as the Deputy Legal Advisor to the National Security Council. Mr. Wolin joined the U.S. Government in 1991 as special assistant to the Directors of Central Intelligence, William H. Webster, Robert M. Gates and R. James Woolsey.
LIZABETH H. ZLATKUS
(Executive Vice President; Co-Chief Operating Officer, Hartford Life Operations; President, International Wealth Management and Group Benefits Operations)
Lizabeth H. Zlatkus, 48, is an Executive Vice President of the Company and serves as co-chief operating officer of the Company’s life operations, a position she has held since June 11, 2007. She is also president of International Wealth Management and Group Benefits. Ms. Zlatkus joined the Company in 1983 and has held positions of increasing responsibility in finance, risk management and business operations. In 1996, she became director of The Hartford’s disability and group life business and was elected senior vice president in 1997. In 1999, she was named head of the Group Benefits Division. Ms. Zlatkus was named executive vice president of Hartford Life in March 2000, with overall profit-and-loss responsibility for Hartford Life’s Group Benefits Division. Ms. Zlatkus was named chief financial officer for Hartford Life in 2003 and was also given responsibility for actuarial, risk management and Hartford Life’s information technology area. In February 2006, she was named president of International Wealth Management and Group Benefits. Ms. Zlatkus’ professional career began at Peat Marwick Mitchell & Co. (now known as KPMG).
DAVID M. ZNAMIEROWSKI
(Executive Vice President and Chief Investment Officer)
Mr. Znamierowski, 47, has served as Executive Vice President of the Company since May 2004 and as Chief Investment Officer of the Company and President of Hartford Investment Management, a wholly-owned subsidiary of the Company, since November 2001. From November 2001 to May 2004, he served as Group Senior Vice President of the Company. Previously, he was Senior Vice President and Chief Investment Officer for the Company’s life operations from May 1999 to November 2001, Vice President from September 1998 to May 1999 and Vice President, Investment Strategy from February 1997 to September 1998. In addition, Mr. Znamierowski currently serves as a director and president of The Hartford-sponsored mutual funds and is a senior officer of the two supervisory investment advisers to the Hartford Funds.

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2007 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 1995 Incentive Stock Plan, The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford Employee Stock Purchase Plan (the “ESPP”), and The Hartford Restricted Stock Plan for Non-Employee Directors (the “Director’s Plan”). On May 18, 2005, the shareholders of the Company approved the 2005 Stock Plan, which superseded the 2000 Stock Plan and the Director’s Plan. Pursuant to the provisions of the 2005 Stock Plan, no additional shares may be issued from the 2000 Stock Plan or the Director’s Plan. To the extent than any awards under the 2000 Stock Plan or the Director’s Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2005 Stock Plan and such shares shall be added to the total number of shares available under the 2005 Stock Plan.
In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”) pursuant to which it may grant awards to non-employee wholesalers of PLANCO products.

	(a)	(b)	(c)
	Number of Securities	Weighted-average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	6,298,018	$58.78	7,247,541 [1]
Equity compensation plans not approved by stockholders	25,357	53.80	225,858

Total	6,323,375	$58.76	7,473,399

[1]	Of these shares, 1,629,003 shares remain available for purchase under the ESPP.
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
Eligibility — Any non-employee independent contractor serving on the wholesale sales force as an insurance agent who is an exclusive agent of the Company or who derives more than 50% of his or her annual income from the Company is eligible.
Terms of options — Nonqualified stock options (“NQSOs”) to purchase shares of common stock are available for grant under the PLANCO Plan. The administrator of the PLANCO Plan, the Compensation and Personnel Committee, (i) determines the recipients of options under the PLANCO Plan, (ii) determines the number of shares of common stock covered by such options, (iii) determines the dates and the manner in which options become exercisable (which is typically in three equal annual installments beginning on the first anniversary of the date of grant), (iv) sets the exercise price of options (which may be less than, equal to or greater than the fair market value of common stock on the date of grant) and (v) determines the other terms and conditions of each option. Payment of the exercise price may be made in cash, other shares of the Company’s common stock or through a same day sale program. The term of an NQSO may not exceed ten years and two days from the date of grant.
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
Acceleration in Connection with a Change in Control — Upon the occurrence of a change in control, each option outstanding on the date of such change in control, and which is not then fully vested and exercisable, shall immediately vest and become exercisable. In general, a “Change in Control” will be deemed to have occurred upon the acquisition of 20% or more of the outstanding voting stock of the Company, a tender or exchange offer to acquire 15% or more of the outstanding voting stock of the Company, certain mergers or corporate transactions resulting in the shareholders of the Company before the transactions owning less than 55% of the entity surviving the transactions, certain transactions involving a transfer of substantially all of the Company’s assets or a change in greater than 50% of the Board members over a two year period. See Note 18 of Notes to Consolidated Financial Statements for a description of the 2005 Stock Plan and the ESPP.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Any information called for by Item 13 will be set forth in the Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Audit Committee Charter and Report Concerning Financial Matters — Fees to Independent Auditor for Years Ended December 31, 2007 and 2006” and is incorporated herein by reference.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report:
(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

(2)	Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

(3)	Exhibits. See Exhibit Index elsewhere herein.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for defined benefit pension and other postretirement plans in 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 20, 2008

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2007	2006	2005

Revenues
Earned premiums	$15,619	$15,023	$14,359
Fee income	5,436	4,739	4,012
Net investment income
Securities available-for-sale and other	5,214	4,691	4,384
Equity securities held for trading	145	1,824	3,847

Total net investment income	5,359	6,515	8,231
Other revenues	496	474	464
Net realized capital gains (losses)	(994)	(251)	17

Total revenues	25,916	26,500	27,083

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	14,064	15,042	16,776
Amortization of deferred policy acquisition costs and present value of future profits	2,989	3,558	3,169
Insurance operating costs and expenses	3,894	3,252	3,227
Interest expense	263	277	252
Other expenses	701	769	674

Total benefits, losses and expenses	21,911	22,898	24,098

Income before income taxes	4,005	3,602	2,985
Income tax expense	1,056	857	711

Net income	$2,949	$2,745	$2,274

Earnings per share

Basic	$9.32	$8.89	$7.63
Diluted	$9.24	$8.69	$7.44

Weighted average common shares outstanding	316.3	308.8	298.0
Weighted average common shares outstanding and dilutive potential common shares	319.1	315.9	305.6

Cash dividends declared per share	$2.03	$1.70	$1.17

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2007	2006

Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $80,724 and $77,608)	$80,055	$79,074
Equity securities, held for trading, at fair value (cost of $30,489 and $23,668)	36,182	29,393
Equity securities, available-for-sale, at fair value (cost of $2,611 and $1,535)	2,595	1,739
Policy loans, at outstanding balance	2,061	2,051
Mortgage loans on real estate	5,410	3,318
Other investments	3,181	1,915
Short-term investments	1,602	1,681

Total investments	131,086	119,171
Cash	2,011	1,424
Premiums receivable and agents’ balances	3,681	3,675
Reinsurance recoverables	5,150	5,571
Deferred policy acquisition costs and present value of future profits	11,742	10,268
Deferred income taxes	308	284
Goodwill	1,726	1,717
Property and equipment, net	972	791
Other assets	3,739	3,159
Separate account assets	199,946	180,484

Total assets	$360,361	$326,544

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$22,153	$21,991
Life	15,331	14,016
Other policyholder funds and benefits payable	80,342	71,311
Unearned premiums	5,545	5,620
Short-term debt	1,365	599
Long-term debt	3,142	3,504
Consumer notes	809	258
Other liabilities	12,524	9,885
Separate account liabilities	199,946	180,484

Total liabilities	341,157	307,668

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock, $0.01 par value — 750,000,000 shares authorized, 329,951,138 and 326,401,820 shares issued	3	3
Additional paid-in capital	6,627	6,321
Retained earnings	14,686	12,421
Treasury stock, at cost — 16,108,895 and 3,086,429 shares	(1,254)	(47)
Accumulated other comprehensive income (loss)	(858)	178

Total stockholders’ equity	19,204	18,876
Total liabilities and stockholders’ equity	$360,361	$326,544

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
(In millions, except for share data)	2007	2006	2005

Common Stock/Additional Paid-in Capital
Balance at beginning of year	$6,324	$5,070	$4,570
Issuance of shares from equity unit contracts	—	1,020	—
Issuance of shares and compensation expense associated with incentive and stock compensation plans	257	190	443
Tax benefit on employee stock options and awards and other	49	44	57

Balance at end of year	6,630	6,324	5,070

Retained Earnings
Balance at beginning of year, before cumulative effect of accounting changes, net of tax	12,421	10,207	8,283
Cumulative effect of accounting changes, net of tax	(41)	—	—

Balance at beginning of year, as adjusted	12,380	10,207	8,283
Net income	2,949	2,745	2,274
Dividends declared on common stock	(643)	(531)	(350)

Balance at end of year	14,686	12,421	10,207

Treasury Stock, at Cost
Balance at beginning of year	(47)	(42)	(40)
Treasury stock acquired	(1,193)	—	—
Return of shares to treasury stock under incentive and stock compensation plans	(14)	(5)	(2)

Balance at end of year	(1,254)	(47)	(42)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of year	178	90	1,425

Total other comprehensive income (loss)	(1,036)	554	(1,335)
Adjustment to initially apply SFAS 158, net of tax	—	(466)	—

Balance at end of year	(858)	178	90

Total stockholders’ equity	$19,204	$18,876	$15,325

Outstanding Shares (in thousands)
Balance at beginning of year	323,315	302,152	294,208
Issuance of shares from equity unit contracts	—	17,856	—
Issuance of shares under incentive and stock compensation plans	3,549	3,358	7,988
Treasury stock acquired	(12,878)	—	—
Return of shares to treasury stock under incentive and stock compensation plans	(144)	(51)	(44)

Balance at end of year	313,842	323,315	302,152

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(In millions)	2007	2006	2005

Comprehensive Income
Net income	$2,949	$2,745	$2,274

Other Comprehensive Income (Loss), Net of Tax
Change in unrealized gain/loss on securities	(1,417)	89	(1,193)
Change in net gain/loss on cash-flow hedging instruments	94	(124)	105
Change in foreign currency translation adjustments	146	29	(107)
Changes in pension and other postretirement plan adjustments	141	560	(140)

Total other comprehensive income (loss)	(1,036)	554	(1,335)

Total comprehensive income	$1,913	$3,299	$939

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2007	2006	2005

Operating Activities
Net income	$2,949	$2,745	$2,274
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,989	3,558	3,169
Additions to deferred policy acquisition costs and present value of future profits	(4,194)	(4,092)	(4,131)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses and unearned premiums	1,357	975	2,163
Reinsurance recoverables	487	1,071	(361)
Receivables	128	(34)	(682)
Payables and accruals	306	(287)	(267)
Accrued and deferred income taxes	619	657	168
Net realized capital (gains) losses	994	251	(17)
Net increase in equity securities, held for trading	(4,701)	(5,609)	(12,872)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	4,695	5,594	13,087
Depreciation and amortization	794	606	561
Other, net	(432)	203	640

Net cash provided by operating activities	5,991	5,638	3,732
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale, including short-term investments	34,063	35,432	36,895
Equity securities, available-for-sale	468	514	105
Mortgage loans	1,365	392	511
Partnerships	324	154	226
Payments for the purchase of:
Fixed maturities, available-for-sale, including short-term investments	(37,799)	(40,368)	(40,580)
Equity securities, available-for-sale	(1,224)	(924)	(598)
Mortgage loans	(3,454)	(1,974)	(1,068)
Partnerships	(1,229)	(809)	(439)
Change in policy loans, net	(10)	(36)	646
Change in payables for collateral under securities lending, net	2,218	970	(367)
Change in all other securities, net	(623)	(454)	12
Purchase price adjustment of business acquired	—	—	8
Sale of subsidiary, net of cash transferred	—	(112)	—
Additions to property and equipment, net	(275)	(195)	(211)

Net cash used for investing activities	(6,176)	(7,410)	(4,860)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	32,494	27,450	25,780
Withdrawals and other deductions from investment and universal life-type contracts	(30,443)	(27,096)	(25,099)
Transfers from (to) separate accounts related to investment and universal life-type contracts	(761)	1,189	706
Issuance of shares from equity unit contracts	—	1,020	—
Issuance of long-term debt	495	990	—
Repayment/maturity of long-term debt	(300)	(1,415)	(250)
Change in short-term debt	75	(173)	100
Proceeds from issuance of consumer notes	551	258	—
Proceeds from issuances of shares under incentive and stock compensation plans, net	186	147	390
Excess tax benefits on stock-based compensation	45	10	—
Treasury stock acquired	(1,193)	—	—
Return of shares under incentive and stock compensation plans to treasury stock	(14)	(5)	(2)
Dividends paid	(636)	(460)	(345)

Net cash provided by financing activities	499	1,915	1,280
Foreign exchange rate effect on cash	273	8	(27)

Net increase in cash	587	151	125
Cash — beginning of year	1,424	1,273	1,148

Cash — end of year	$2,011	$1,424	$1,273

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
Income taxes	$451	$179	$447
Interest	$257	$274	$248
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
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
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
Use of Estimates
The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The most significant estimates include those used in determining property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments, evaluation of other-than-temporary impairments on available-for-sale securities; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters.
Adoption of New Accounting Standards
Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109
The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. FIN 48 requires companies to recognize the tax benefit of an uncertain tax position only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Amendment of FASB Interpretation No. 39
In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, “Offsetting of Amounts Related to Certain Contacts”, by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39. FSP FIN 39-1 also amends FIN 39 by modifying certain terms. FSP FIN 39-1 is effective for reporting periods beginning after November 15, 2007, with early application permitted. The Company early adopted FSP FIN 39-1 on December 31, 2007, by electing to offset cash collateral against amounts recognized for derivative instruments under the same master netting arrangements. The Company recorded the effect of adopting FSP FIN 39-1 as a change in accounting principle through retrospective application. The effect on the consolidated balance sheet as of December 31, 2006 was a decrease of $166 in the derivative payable included in other liabilities, and corresponding decrease of $2 and $164, respectively, in other investments and derivative receivable included in other assets. See Note 4 for further discussions on the adoption of FSP FIN 39-1.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires an entity to: (a) recognize an asset for the funded status, measured as the difference between the fair value of plan assets and the benefit obligation, of defined benefit postretirement plans that are overfunded and a liability for plans that are underfunded, measured as of the employer’s fiscal year end; and (b) recognize changes in the funded status of defined benefit postretirement plans, other than for the net periodic benefit cost included in net income, in accumulated other comprehensive income. For pension plans, the funded status must be based on the projected benefit obligation which includes an assumption for future salary increases. The provisions of FASB Statement No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost continue to apply upon initial and subsequent application of SFAS 158. SFAS 158 is effective for public entities with years ending after December 15, 2006, with certain exceptions not applicable to The Hartford, through an adjustment to the ending balance of accumulated other comprehensive income, net of tax. As of December 31, 2006, the effect of adopting SFAS 158 was a decrease of $717 in the net defined benefit postretirement plan asset and a corresponding after-tax decrease of $466 in the accumulated other comprehensive income component of equity. Because the Company recorded a decrease of $560, net of tax, in its additional minimum liability adjustment related to its pension plans, the balance sheet change was an increase of $145 in the net defined benefit postretirement plan asset and a corresponding after-tax increase of $94 in the accumulated other comprehensive income component of equity.
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
Share-Based Payment
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded the AICPA Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123(R) did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method and therefore prior period amounts have not been restated. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123(R). The under-mentioned related FASB Staff Positions (“FSPs”) have been issued to amend specific provisions of SFAS 123(R) as follows:
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments
In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF 03-1 pertaining to securities in an unrealized loss position. Under the model, any security in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FSP 115-1 upon issuance. The adoption did not have a material effect on the Company’s consolidated financial condition or results of operations.
Future Adoption of New Accounting Standards
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. Some of the significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:
•	Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values rather than SFAS 141’s requirement to allocate the cost of an acquisition to individual assets acquired and liabilities assumed based on their estimated fair values;

•	Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

•	Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquiree, over the fair values of the acquired identifiable net assets, rather than measured as the excess of the cost of the acquired entity over the estimated fair values of the acquired identifiable net assets;

•	Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies” are met; and

•	Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.
SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS 141(R) on January 1, 2009, and has not yet determined the effect of SFAS 141(R) on its consolidated financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS 160 on January 1, 2009 and has not yet determined the effect of SFAS 160 on its consolidated financial statements.
Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies
In June 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (“the Guide”). This statement also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was originally effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. However, in February 2008, the FASB issued FSP SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“FSP SOP 07-1-1”) that (1) delays indefinitely the effective date of SOP 07-1 and (2) prohibits adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1. The Company did not early adopt SOP 07-1. SOP 07-1 as currently issued is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. Companies shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. On January 1, 2008, the Company did not elect to apply the provisions of SFAS 159 to financial assets and liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), which was issued by the FASB in September 2006. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed (an exit price). An exit price valuation will include margins for risk even if they are not observable. As the Company is released from risk, the margins for risk will also be released through net realized capital gains (losses) in net income. SFAS 157 provides guidance on how to measure fair value, when required, under existing accounting standards. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2, and 3”).

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities.

Level 3	Unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).
Additional information regarding the valuation of the Company’s guaranteed benefits products and the adoption of SFAS 157 is included below.
Accounting for Guaranteed Benefits Offered With Variable Annuities
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Those benefits are accounted for under SFAS 133 or AICPA Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). Guaranteed minimum benefits often meet the definition of an embedded derivative under SFAS 133 as they have notional amounts (the guaranteed balance) and underlyings (the investment fund options), they require no initial net investment and they may have terms that require or permit net settlement. However, certain guaranteed minimum benefits settle only upon a single insurable event, such as death (guaranteed minimum death benefits “GMDB”) or living (life contingent portion of guaranteed minimum withdrawal benefits “GMWB”), and as such are scoped out of SFAS 133 under the “insurance contract exception”. Other guaranteed minimum benefits require settlement in the form of a long-term financing transaction, such as is typical with guaranteed minimum income benefits (“GMIB”), and as such do not meet the net settlement requirement in SFAS 133. Guaranteed minimum benefits that do not meet the requirements of SFAS 133 are accounted for as insurance benefits under SOP 03-1.
Guaranteed Benefits Accounted For Under SOP 03-1
The Company’s GMDBs and GMIBs are accounted for under SOP 03-1. In addition, the Company’s GMWB “for life” allows policyholders to receive the guaranteed annual withdrawal amount for as long as they are alive even if the guaranteed remaining balance (“GRB”) is exhausted. Payments beyond the GRB are considered life contingent insurance benefits and are accounted for under SOP 03-1. Benefit guarantee liabilities accounted for under SOP 03-1, absent an unlocking event as described in “Critical Accounting Estimates” within Management’s Discussion and Analysis, do not result in a change in value that is immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of expected revenues using best estimate assumptions over a range of market scenarios discounted at a rate consistent with that used in the Company’s DAC models. Current period revenues are impacted by the actual increase or decrease in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. Periodically, the Company unlocks its benefit assumptions, including the benefit deferral rate. The impact of this change is reflected in benefits, losses and loss adjustment expenses, in net income.
In the U.S., the Company sells variable annuity contracts that, in addition to the living benefits described above, offer various guaranteed death benefits. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The Company’s total gross exposure (i.e., before reinsurance) to these U.S. guaranteed death benefits is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and guaranteed income benefits. Declines in equity markets as well as a strengthening of Japanese Yen in comparison to the U.S. dollar, or other currencies, may increase the Company’s exposure to these guaranteed benefits. For the guaranteed death benefits, the Company pays the greater of account value at death or a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. Certain of the Company’s guaranteed income benefits guarantees to return the contract holder’s initial investment, adjusted for any earnings or liquidity withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder. Other guaranteed income benefits offered by the Company guarantee to return the contract holder’s initial investment through periodic payments over a 15-year period that commences if the policyholder’s account value drops to 80% of their initial deposit, adjusted for partial withdrawals, during the first ten years of the contract.
The following table provides the account value, net amount at risk and reserve amount, at December 31, 2007, for each type of guaranteed death and living benefit sold by the Company that is accounted for under SOP 03-1:
Guaranteed Benefits Accounted for Under SOP 03-1 at December 31, 2007

	Account	Net Amount at	SOP 03-1
	Value [1]	Risk [2]	Reserve [2]

U.S. Guaranteed Minimum Death Benefits	$126,834	$5,106	$529
Japan Guaranteed Minimum Death and Income Benefits	35,793	649	42
Life Contingent Portion of “for Life” GMWBs	10,272	—	—

Total	$172,899	$5,755	$571

[1]	Policies with “for Life” GMWB riders include both benefits accounted for under SFAS 133 and SOP 03-1 and thus are included this table and the SFAS 133 table below. However, benefits payable are generally mutually exclusive (e.g., for a given contract, only the death or living benefits, but not both are payable at one time) (See Note 6).

[2]	Before reinsurance. The Company uses reinsurance to manage its exposure to the mortality and equity risk associated with GMDB. Reinsurance of GMDB is accounted for under SOP 03-1. After reinsurance, the net amount at risk for U.S. GMDB and Japan GMDB and GMIB is $976 and $419, respectively. After reinsurance, the net SOP 03-1 reserve for U.S. GMDB and Japan GMDB and GMIB is $202 and $34, respectively.
Guaranteed Benefits Accounted for at Fair Value Under SFAS 133
The non-life-contingent portion of the Company’s GMWBs and guaranteed minimum accumulation benefits (“GMAB”) meet the definition of an embedded derivative under SFAS 133, and as such are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income. In bifurcating the embedded derivative, the Company attributes to the derivative a portion of total fees collected from the contract holder. Those fees attributed are set equal to the present value of future claims expected to be paid for the guaranteed living benefit embedded derivative at the inception of the contract (the “Attributed Fees”). The excess of total fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract recorded in fee income. In subsequent valuations, both the present value of future claims expected to be paid and the present value of attributed fees expected to be collected are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.
GMWBs provide the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. For most of the Company’s GMWB for life riders, the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. If the GRB exceeds the account value for any policy, the contract is “in-the-money” by the difference between the GRB and the account value. The sum of the in-the-money and out-of-the-money contracts is comparable to net amount at risk.
During the first quarter of 2007, the Company launched a GMAB rider attached to certain Japanese variable annuity contracts. The GMAB provides the policyholder with the GRB if the account value is less than premiums after an accumulation period, generally 10 years and if the account value has not dropped below 80% of the initial deposit at which point a GMIB can be exercised. The GRB is generally equal to premiums less surrenders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The following table provides the account value, SFAS 133 fair value and GRB at December 31, 2007, for each type of guaranteed living benefit liability sold by the Company that is accounted for under SFAS 133:

		SFAS 133
		Fair Value[2]	Guaranteed
	Account	of the	Remaining
	Value [1]	Liability (Asset)	Balance

U.S. Guaranteed Minimum Withdrawal Benefits	$46,088	$553	$34,622
Non-Life Contingent Portion of “for Life” Guaranteed Minimum Withdrawal Benefits
U.S. Products	10,272	154	10,230
International Products	1,038	8	1,048

Total	11,310	162	11,278
International Guaranteed Minimum Accumulation Benefits	2,734	(2)	2,768

Total	$60,132	$713	$48,668

[1]	“For life” GMWB policies, and their related account values, include both benefits accounted for under SFAS 133 and SOP 03-1 and thus are included in this SFAS 133 table and the SOP 03-1 table above. However, benefits payable are generally mutually exclusive (e.g., for a given contract, only the death or living benefits, but not both are payable at one time).

[2]	The magnitude of the SFAS 133 fair value, at December 31, 2007, was highly dependent upon the size of the block of business for guaranteed living benefits that are required to be fair valued, and the market conditions at the date of valuation, in particular high implied volatilities and low risk-free interest rates. If implied volatilities were lower and risk-free interest rates were higher at December 31, 2007, the SFAS 133 fair value would have been lower and vice versa.
Derivatives That Hedge Capital Markets Risk for Guaranteed Minimum Benefit Accounted for as Derivatives
Changes in capital markets or policyholder behavior may increase or decrease the Company’s exposure to benefits under the guarantees. The Company uses derivative transactions, including GMWB reinsurance (described below) which meets the definition of a derivative under SFAS 133 and customized derivative transactions, to mitigate some of that exposure. Derivatives are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income.
GMWB Reinsurance
For all U.S. GMWB contracts in effect through July 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all of the Company’s reinsurance capacity was utilized as of the third quarter of 2003. Substantially all U.S. GMWB riders sold since July 2003, are not covered by reinsurance.
Customized Derivatives
In June and July of 2007, the Company entered into two customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”) and included in other assets in the Consolidated Balance Sheets.
Other Derivative Instruments
The Company uses other hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The following table provides the notional amount and SFAS 133 fair value at December 31, 2007, for each type of derivative asset held by the Company to hedge capital markets risk for guaranteed living benefit sold by the Company:

		Fair Value
	Notional Amount	of the Assets[1]

Reinsurance	$6,579	$128
Customized derivatives	12,784	50
Other derivative instruments	8,573	592

Total	$27,936	$770

[1]	The fair value of assets exceeds the SFAS 133 fair value of the liabilities in the table above. This is not an indication of hedge effectiveness and does not suggest that the Company is over-hedged. Hedge results and the effectiveness of our hedging program is better measured as the difference between the change in fair value of the assets and liabilities, both of which are highly dependent upon capital market movements.
Adoption of SFAS 157
Fair values for GMWB and GMAB contracts and the related reinsurance and customized derivatives that hedge certain equity markets exposure for GMWB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. Below is a description of the Company’s fair value methodologies for guaranteed benefit liabilities, the related reinsurance and customized derivatives, all accounted for under SFAS 133, prior to the adoption of SFAS 157 and subsequent to adoption of SFAS 157.
Pre-SFAS 157 Fair Value
Prior to January 1, 2008, the Company used the guidance prescribed in SFAS 133 and other related accounting literature on fair value which represented the amount for which a financial instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. However, under that accounting literature, when an estimate of fair value is made for liabilities where no market observable transactions exist for that liability or similar liabilities, market risk margins are only included in the valuation if the margin is identifiable, measurable and significant. If a reliable estimate of market risk margins is not obtainable, the present value of expected future cash flows, discounted at the risk free rate of interest, may be the best available estimate of fair value in the circumstances (“Pre-SFAS 157 Fair Value”).
The Pre-SFAS 157 Fair Value is calculated based on actuarial and capital market assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; forward market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; three years of history for fund regression; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As GMWB obligations are relatively new in the marketplace, actual policyholder behavior experience is limited. As a result, estimates of future policyholder behavior are subjective and based on analogous internal and external data. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions for this component of the fair value model.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Fair Value Under SFAS 157
The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value, Actively-Managed Volatility Adjustment, Credit Standing Adjustment, Market Illiquidity Premium and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits, the related reinsurance and customized derivatives, required to be fair valued. Each of the components described below are unobservable in the market place and require subjectivity by the Company in determining their value.
•	Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied volatilities used to calculate the Pre-SFAS 157 component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.

•	Credit Standing Adjustment. This component makes an adjustment that market participants would make to reflect the risk that GMWB obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability.

•	Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that GMWB obligations are illiquid and have no market observable exit prices in the capital markets. The Market Illiquidity Premium was determined using inputs that are identified in customized derivative transactions that the Company has entered into to hedge GMWB related risks.

•	Behavior Risk Margin. This component adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior used in the Pre-SFAS 157 model could differ from actual experience. The Behavior Risk Margin is calculated by taking the difference between adverse policyholder behavior assumptions and the best estimate assumptions used in the Pre-SFAS 157 model using the Company’s long-term view on interest rates and volatility. The adverse assumptions incorporate adverse dynamic lapse behavior, greater utilization of the withdrawal features, and the potential for contract holders to shift their investment funds into more aggressive investments when allowed.
SFAS 157 Transition
Pending the release and potential impact of adopting the proposed FASB Staff Position, “Measuring Liabilities under FASB Statement No. 157”, if any, the Company expects the impact of adopting SFAS 157 for guaranteed benefits accounted for under SFAS 133 and the related reinsurance, to be recorded in the first quarter of 2008, will be a reduction to net income of $200-$300, after the effects of DAC amortization and income taxes. In addition, net realized capital gains and losses that will be recorded in 2008 and future years are also likely to be more volatile than amounts recorded in prior years. Furthermore, adoption of SFAS 157 will result in a lower variable annuity fee income for new business issued in 2008 as fees attributed to the embedded derivative will increase consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative. The Company is still evaluating potential changes to its hedging program as a result of the adoption of SFAS 157. However, based on analysis to date, the Company does not expect significant changes in any of its hedging targets. The loss deferred in accordance with EITF 02-3 of $51 for the customized derivatives used to hedge a portion of the GMWB risk will be recognized in retained earnings upon the adoption of SFAS 157. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $35 will also be recorded in retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses) in net income. The Company’s adoption of SFAS 157 will not materially impact the fair values of other derivative instruments used to hedge guaranteed minimum benefits, as those instruments are composed primarily of Level 1 and Level 2 inputs and as a result, the Company was already using market observable transactions to value those hedging instruments. Additionally, the adoption of SFAS 157 will not have a significant impact on the fair values of the Company’s other financial instruments.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Accounting Policies
Investments
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Other investments primarily consist of limited partnership and other alternative investments and derivatives instruments. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives instruments are carried at fair value.
Valuation of Fixed Maturities
The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: third party pricing service market prices, independent broker quotations or pricing matrices. Security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from third party pricing services with the remaining unpriced securities submitted to independent brokers for prices or lastly priced via a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the asset-backed securities (“ABS”), collaterized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) pricing are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2007 and 2006 primarily consisted of non-144A private placements and have an average duration of 4.7 and 5.1 years, respectively. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices received from third parties to assess if the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price received from the third party is adjusted accordingly.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The following table presents the fair value of fixed maturity securities by pricing source as of December 31, 2007 and 2006.

	2007		2006
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via third party pricing services	$66,771	83.4%	$69,023	87.3%
Priced via independent broker quotations	7,561	9.4%	4,309	5.4%
Priced via matrices	5,426	6.8%	5,605	7.1%
Priced via other methods	297	0.4%	137	0.2%

Total	$80,055	100.0%	$79,074	100.0%

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.
Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates inherent in the valuation of investments is the evaluation of investments for other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company’s accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.
Securities not subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Mortgage Loan Impairments
Mortgage loans on real estate are considered to be impaired when management estimates that based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. For mortgage loans that are determined to be impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Changes in valuation allowances are recorded in net realized capital gains and losses.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses when investment losses in value are deemed other-than-temporary. Recoveries of principal received by the Company in excess of expected realizable value from securities previously recorded as other-than-temporarily impaired are included in net realized capital gains. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For high credit quality securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments using the retrospective method. For non-highly rated securitized financial assets any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships, the equity method of accounting is used to recognize the Company’s share of earnings. For fixed maturities that have had an other-than-temporary impairment loss, the Company amortizes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yield.
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
Derivative Instruments
Overview
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread including issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. For a further discussion of derivative instruments, see the Derivative Instruments section of Note 4.
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois and the State of New York insurance departments.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivative instruments are recognized on the consolidated balance sheets at fair value. As of December 31, 2007 and 2006, approximately 89% and 84% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data, while the remaining 11% and 16%, respectively, were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market place. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads, interest and equity volatility and equity index levels. The Company performs a monthly analysis on the derivative valuation which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing changes in the market environment and monitoring trading volume. This discussion on derivative pricing excludes the GMWB rider and associated reinsurance contracts as well as the embedded derivatives associated with the GMAB product, which are discussed in the preceding paragraphs under “Accounting for Guaranteed Benefits Offered with Variable Annuities” section.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Other Investment and/or Risk Management Activities
The Company’s other investment and/or risk management activities primarily relate to strategies used to reduce economic risk or replicate permitted investments and do not receive hedge accounting treatment. Changes in the fair value, including periodic derivative net coupon settlements, of derivative instruments held for other investment and/or risk management purposes are reported in current period earnings as net realized capital gains and losses.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Credit Risk
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
Product Derivatives and Risk Management
The Company offers certain variable annuity products with a guaranteed minimum withdrawal and accumulation benefit (“GMWB” and “GMAB”) rider. The GMWB and GMAB represent embedded derivatives in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in other policyholder funds. The fair value of the GMWB and GMAB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and stochastic techniques under a variety of market return scenarios are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract recorded in fee income. Upon adoption of SFAS 157, the Company will revise many of the assumptions used to value GMWB.
For contracts issued prior to July 2003, the Company has a reinsurance arrangement in place to transfer its risk of loss due to GMWB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreement is recorded in net realized capital gains and losses. As of July 2003, the Company had substantially exhausted all of its reinsurance capacity, with respect to contracts issued after July 2003, and began hedging its exposure to the GMWB rider using a sophisticated program involving interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. During 2007, the Company also purchased customized derivative instruments to hedge capital market risks associated with GMWB. For the years ended December 31, 2007, 2006 and 2005, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB and GMAB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $277 loss, $26 loss and $46 loss, before deferred policy acquisition costs and tax effects, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’, the Company’s exposure as of December 31, 2007, after reinsurance, was $146. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $146.

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
Deferred Policy Acquisition Costs and Present Value of Future Profits
Life — Life’s deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At December 31, 2007 and 2006, the carrying value of the Company’s Life DAC asset was $10.5 billion and $9.1 billion, respectively. At December 31, 2007 and 2006, the carrying value of the Company’s sales inducement asset was $467 and $404, respectively. At December 31, 2007 and 2006, the carrying value of the Company’s unearned revenue reserve was $1.2 billion and $842, respectively. At December 31, 2007 and 2006, the carrying value of the Company’s SOP 03-1 reserves were $590 and $517, respectively. The specific breakdown of the most significant balances by segment are as follows:

	Individual Variable Annuities —		Individual Variable Annuities —
	U.S.		Japan		Individual Life
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007	2006

DAC	$4,982	$4,420	$1,760	$1,430	$2,309	$2,013
Sales Inducements	$390	$352	$8	$2	$20	$8
URR	$124	$98	$—	$—	$816	$605
SOP 03-1 reserves	$527	$475	$42	$35	$19	$7

For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2007, 2006, and 2005 was an increase to amortization of $3, $41, and $18, respectively.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8% (after fund fees, but before mortality and expense charges) for U.S. products and 5% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. Beginning in 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior years where we used a single deterministic estimation.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
During the third quarter of 2007 and the fourth quarter of 2006, the Company refined its estimation process for DAC amortization and completed a comprehensive study of assumptions. The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits during the third quarter of each successive year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 benefit reserves are adjusted with an

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses in the United States and Japan, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as market, product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs.
Unlock Results
During the third quarter of 2007 and the fourth quarter of 2006, the Company completed an annual, comprehensive study of assumptions underlying EGPs, resulting in an “unlock”. The study covered all assumptions, including mortality, lapses, expenses, hedging costs, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current in-force to project future gross profits.
The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter of 2007 was as follows:

			Death and
	DAC	Unearned	Income	Sales
Segment	and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]

Retail	$180	$(5)	$(4)	$9	$180
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16
International — Japan	16	—	6	—	22
Corporate	3	—	—	—	3

Total	$215	$(13)	$2	$9	$213

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the unlock amounts recorded during the third quarter of 2007:
•	Actual separate account returns were above our aggregated estimated return.

•	During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $13, after-tax, for Japan variable annuities and $20, after-tax, for U.S. variable annuities.

•	As part of its continual enhancement to its assumption setting processes and in connection with its assumption study, the Company included dynamic lapse behavior assumptions. Dynamic lapses reflect that lapse behavior will be different depending upon market movements. The impact of this assumption change along with other base lapse rate changes was an approximate benefit of $40, after-tax, for U.S. variable annuities.
As a result of the unlock in the third quarter of 2007, the Company expects an immaterial change to total Company DAC amortization in 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the fourth quarter of 2006 was as follows:

			Death and Income
Segment		Unearned Revenue	Benefit Reserves	Sales Inducement
After-tax (charge) benefit	DAC and PVFP	Reserves	[1]	Assets	Total

Retail	$(116)	$5	$(10)	$3	$(118)
Retirement Plans	20	—	—	—	20
Individual Life	(49)	31	—	—	(18)
International — Japan	26	—	27	—	53
Corporate	(13)	—	—	—	(13)

Total	$(132)	$36	$17	$3	$(76)

[1]	As a result of the unlock, death benefit reserves, in the Retail, increased $294, pre-tax, offset by an increase of $279, pre-tax, in reinsurance recoverables.
An “unlock” only revises EGPs to reflect current best estimate assumptions. The Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2007, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 54% and 69%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable.
Property & Casualty — The Property & Casualty operations also incur costs, including commissions, premium taxes and certain underwriting and policy issuance costs, that vary with and are related primarily to the acquisition of property and casualty insurance business. These costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. For the years ended December 31, 2007, 2006 and 2005, no amount of deferred policy acquisition costs was charged to expense based on determination of recoverability.
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
Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits is accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience. Revisions to assumptions are made consistent with the Company’s process for a DAC unlock. See Life Deferred Policy Acquisition Costs and Present value of Future Benefits in this Note.

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
The Hartford regularly reviews the adequacy of its estimated losses and loss adjustment expense reserves by line of business within the various reporting segments. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Most of the Company’s property and casualty reserves are not discounted. However, certain liabilities for unpaid losses for permanently disabled claimants have been discounted to present value using an average interest rate of 5.5% and 5.6% in 2007 and 2006, respectively. As of December 31, 2007 and 2006, such discounted reserves totaled $647 and $707, respectively (net of discounts of $483 and $510, respectively). In addition, certain structured settlement contracts that fund loss run-offs for unrelated parties having payment patterns that are fixed and determinable have been discounted to present value using an average interest rate of 5.5% in both 2007 and 2006. As of December 31, 2007 and 2006, such discounted reserves totaled $282 and $273, respectively (net of discounts of $85 and $95, respectively). Accretion of discounts totaled $31, $32 and $30 in 2007, 2006 and 2005, respectively.
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
Property & Casualty — Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in-force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the consolidated balance sheets was $126 and $114 as of December 31, 2007 and 2006, respectively. Other revenue consists primarily of revenues associated with the Company’s servicing businesses.
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
Life — Participating life insurance in-force accounted for 7%, 3% and 3% as of December 31, 2007, 2006 and 2005, respectively, of total life insurance in-force. Dividends to policyholders were $11, $22 and $37 for the years ended December 31, 2007, 2006 and 2005, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.
Property & Casualty — Net written premiums for participating property and casualty insurance policies represented 8%, 8% and 10% of total net written premiums for the years ended December 31, 2007, 2006 and 2005, respectively. Participating dividends to policyholders were $19, $6 and $11 for the years ended December 31, 2007, 2006 and 2005, respectively.
Mutual Funds
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc (“The Hartford mutual funds”), families of 54 mutual funds and 1 closed end fund. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission (“SEC”), in accordance with the Investment Company Act of 1940.
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
Earned premiums and incurred losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance was $404 and $412 as of December 31, 2007 and 2006, respectively.
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
Property and Equipment
Property and equipment is carried at cost net, of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $1.4 billion and $1.2 billion as of December 31, 2007 and 2006, respectively. Depreciation expense was $232, $193 and $206 for the years ended December 31, 2007, 2006 and 2005, respectively.

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
(In millions, except for per share data)

	Net		Per Share
2007	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$2,949	316.3	$9.32

Diluted Earnings per Share
Stock compensation plans	—	2.8

Net income available to common shareholders plus assumed conversions	$2,949	319.1	$9.24

2006

Basic Earnings per share
Net income available to common shareholders	$2,745	308.8	$8.89

Diluted Earnings per Share
Stock compensation plans	—	3.0
Equity Units	—	4.1

Net income available to common shareholders plus assumed conversions	$2,745	315.9	$8.69

2005

Basic Earnings per Share
Net income available to common shareholders	$2,274	298.0	$7.63

Diluted Earnings per Share
Stock compensation plans	—	3.3
Equity Units	—	4.3

Net income available to common shareholders plus assumed conversions	$2,274	305.6	$7.44

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments.
Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, and is a leading financial services and insurance organization. Life includes six reporting segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International. In 2007, Life changed its reporting for realized gains and losses, as well as credit risk charges previously allocated between Life Other and each of Life’s reporting segments. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
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
Group Benefits provides individual members of employer groups, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; inter-segment eliminations and the mark-to-market adjustment for the International variable annuity assets that are classified as equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations.
Life charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Inter-segment revenues primarily occur between Life’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus.
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each reporting segment is allocated corporate surplus as needed to support its business.
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. In 2007, Property & Casualty changed its reporting segments to reflect the current manner by which its chief operating decision maker views and manages the business. All segment data for prior reporting periods have been adjusted to reflect the current segment reporting.
Personal Lines provides automobile, homeowners’ and home-based business coverages to the members of AARP through a direct marketing operation and to individuals who prefer local agent involvement through a network of independent agents in the standard personal lines market. Up until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary (refer to Note 20 for further discussion). Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program. AARP accounts for earned premiums of $2.7 billion, $2.5 billion and $2.3 billion in 2007, 2006 and 2005, respectively, which represented 26%, 24% and 23% of total Property & Casualty earned premiums in 2007, 2006 and 2005, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Small Commercial provides standard commercial insurance coverage to small commercial businesses primarily throughout the United States. Small commercial businesses generally represent companies with up to $5 in annual payroll, $15 in annual revenues or $15 in total property values. This segment offers workers’ compensation, property, automobile, liability and umbrella coverages.
Middle Market provides standard commercial insurance coverage to middle market commercial businesses primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella and marine coverages, primarily to companies with greater than $5 in annual payroll, $15 in annual revenues or $15 in total property values.
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
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for certain losses, including, among other coverages, losses incurred from uncollectible reinsurance. In addition, the Company retains a portion of the risks ceded under the Company’s principal catastrophe reinsurance program and other reinsurance programs and, prior to 2007, the financial results of the Company’s retention were recorded in the Specialty Commercial segment. The amount of premiums ceded to third party reinsurers under the principal catastrophe reinsurance program and other reinsurance programs is allocated to the reporting segments based on the risks written by each reporting segment that are subject to the programs.
Earned premiums assumed (ceded) under the inter-segment arrangements and retention were as follows:

	For the years ended December 31,
Net assumed (ceded) earned premiums under inter-segment arrangements and retention	2007	2006	2005

Personal Lines	$(7)	$(21)	$(25)
Small Commercial	(29)	(31)	(26)
Middle Market	(34)	(45)	(49)
Specialty Commercial	70	97	100

Total	$—	$—	$—

Financial Measures and Other Segment Information
One of the measures of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Net income is the measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).
Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss arrangements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain inter-segment transactions occur in Life. These transactions include interest income on allocated surplus. Consolidated Life net investment income is unaffected by such transactions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following tables present revenues and net income (loss). Underwriting results are presented for the Personal Lines, Small Commercial, Middle Market and Specialty Commercial segments, while net income is presented for each of Life’s reporting segments, total Property & Casualty Ongoing Operations, Property & Casualty Other Operations and Corporate.

	For the years ended December 31,
Revenues by Product Line Revenues	2007	2006	2005

Life
Earned premiums, fees, and other considerations
Retail
Individual annuity:
Individual variable annuity	$2,225	$1,957	$1,784
Fixed MVA annuity	2	1	(2)
Retail mutual funds	642	524	416
Other	186	127	74

Total Retail	3,055	2,609	2,272
Retirement Plans
401(k)	187	160	111
403(b)/457	55	52	51

Total Retirement Plans	242	212	162
Institutional
Institutional investment products	1,015	630	518
PPLI	223	102	106

Total Institutional	1,238	732	624
Individual Life
Total Individual Life	808	832	768
Group Benefits
Group disability	1,920	1,849	1,750
Group life and accident	1,926	1,830	1,643
Other	455	470	418

Total Group Benefits	4,301	4,149	3,811
International
Variable annuity	820	691	477
Fixed MVA annuity	10	10	6
Other	2	—	—

Total International	832	701	483
Other	67	81	83

Total Life premiums, fees, and other considerations	10,543	9,316	8,203
Net investment income
Securities available-for-sale and other	3,497	3,184	2,998
Equity securities held for trading	145	1,824	3,847

Net investment income	3,642	5,008	6,845
Net realized capital losses	(819)	(260)	(25)

Total Life	13,366	14,064	15,023

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

Revenues by Product Line (continued)	For the years ended December 31,
Revenues	2007	2006	2005

Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines
Automobile	$2,822	$2,792	$2,728
Homeowners	1,067	968	882

Total Personal Lines	3,889	3,760	3,610
Small Commercial
Workers’ Compensation	1,197	1,123	973
Property	1,155	1,122	1,042
Automobile	336	353	353
Liability	(8)	2	8
Other	56	52	45

Total Small Commercial	2,736	2,652	2,421
Middle Market
Workers’ Compensation	837	862	801
Property	543	554	528
Automobile	382	408	416
Liability	552	591	574
Other	37	39	36

Total Middle Market	2,351	2,454	2,355
Specialty Commercial
Workers’ Compensation	80	95	89
Property	186	188	211
Automobile	28	30	29
Liability	44	55	64
Fidelity and surety	256	231	210
Professional Liability	429	419	345
Other	492	544	818

Total Specialty Commercial	1,515	1,562	1,766

Total Ongoing Operations	10,491	10,428	10,152
Other Operations	5	5	4

Total earned premiums	10,496	10,433	10,156
Servicing revenue	496	473	463
Net investment income	1,687	1,486	1,365
Net realized capital gains (losses)	(172)	9	44

Total Property & Casualty	12,507	12,401	12,028
Corporate	43	35	32

Total revenues	$25,916	$26,500	$27,083

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Net Income (Loss)	2007	2006	2005

Life
Retail	$812	$536	$595
Retirement Plans	61	101	82
Institutional	17	78	115
Individual Life	182	150	173
Group Benefits	315	298	266
International	223	231	75
Other [1]	(52)	47	(102)

Total Life	1,558	1,441	1,204
Property & Casualty
Ongoing Operations
Underwriting Results
Personal Lines	322	429	460
Small Commercial	508	422	232
Middle Market	144	207	163
Specialty Commercial	(5)	53	(164)

Total Ongoing Operations underwriting results	969	1,111	691
Net servicing and other income [2]	52	53	49
Net investment income	1,439	1,225	1,082
Net realized capital (losses) gains	(160)	(17)	19
Other expenses	(248)	(222)	(202)
Income tax expense	(575)	(596)	(474)

Ongoing Operations	1,477	1,554	1,165
Other Operations	30	(35)	71

Total Property & Casualty	1,507	1,519	1,236
Corporate	(116)	(215)	(166)

Net income	$2,949	$2,745	$2,274

[1]	Amount for the year ended December 31, 2005, reflects an after-tax charge of $102 to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

[2]	Amount is net of expenses related to service business.

	For the years ended December 31,
Amortization of deferred policy acquisition costs and present value of future profits	2007	2006	2005

Life
Retail	$406	$973	$740
Retirement Plans	58	(4)	30
Institutional	23	32	32
Individual Life	121	243	206
Group Benefits	62	41	31
International	214	167	133

Total Life	884	1,452	1,172
Property & Casualty
Ongoing Operations
Personal Lines	617	622	581
Small Commercial	635	634	596
Middle Market	529	544	537
Specialty Commercial	323	306	286

Total Ongoing Operations	2,104	2,106	2,000
Other Operations	—	—	(3)

Total Property & Casualty	2,104	2,106	1,997
Corporate	1	—	—

Total amortization of deferred policy acquisition costs and present value of future profits	$2,989	$3,558	$3,169

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Income tax expense (benefit)	2007	2006	2005

Life
Retail	$216	$39	$70
Retirement Plans	18	39	27
Institutional	(8)	26	47
Individual Life	81	62	76
Group Benefits	119	109	86
International	132	127	56
Other	(11)	21	(46)

Total Life	547	423	316
Property & Casualty
Ongoing Operations	575	596	474
Other Operations	(5)	(45)	10

Total Property & Casualty	570	551	484
Corporate	(61)	(117)	(89)

Total income tax expense	$1,056	$857	$711

	For the years ended December 31,
Geographical Segment Information Revenues	2007	2006	2005

North America	$24,865	$23,840	$22,349
Other	1,051	2,660	4,734

Total revenues	$25,916	$26,500	$27,083

	As of December 31,
Assets	2007	2006

Life
Retail	$136,023	$130,033
Retirement Plans	27,986	24,387
Institutional	78,766	66,222
Individual Life	15,590	14,245
Group Benefits	9,295	8,979
International	41,625	33,837
Other	6,891	5,873

Total Life	316,176	283,576
Property & Casualty
Ongoing Operations	35,899	34,159
Other Operations	5,942	6,866

Total Property & Casualty	41,841	41,025
Corporate	2,344	1,943

Total Assets	$360,361	$326,544

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments

	For the years ended December 31,
Components of Net Investment Income	2007	2006	2005

Fixed maturities [1]	$4,653	$4,266	$3,952
Equity securities held for trading	145	1,824	3,847
Policy loans	135	142	144
Mortgage loans on real estate	293	158	84
Other investments	233	212	267

Gross investment income	5,459	6,602	8,294
Less: Investment expenses	100	87	63

Net investment income	$5,359	$6,515	$8,231

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$(357)	$(113)	$95
Equity securities	(43)	(11)	3
Foreign currency transaction remeasurements	(109)	17	162
Derivatives and other [2]	(485)	(144)	(243)

Net realized capital gains (losses)	$(994)	$(251)	$17

[1]	Includes income on short-term bonds.

[2]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

	For the years ended December 31,
Components of Net Unrealized Gains (Losses) on Available-for-Sale Securities	2007	2006	2005

Fixed maturities	$(669)	$1,466	$1,674
Equity securities	(16)	204	131
Net unrealized gains credited to policyholders	3	(4)	(9)

Net unrealized gains (losses)	(682)	1,666	1,796
Deferred income taxes and other items	(323)	608	827

Net unrealized gains (losses), net of tax — end of year	(359)	1,058	969
Net unrealized gains, net of tax — beginning of year	1,058	969	2,162

Change in unrealized gains (losses) on available-for-sale securities	$(1,417)	$89	$(1,193)

The change in net unrealized gain (loss) on equity securities, classified as held for trading, included in net investment income during the years ended December 31, 2007, 2006 and 2005, was $(539), $1.3 billion and $3.6 billion, respectively, substantially all of which have corresponding amounts credited to policyholders. This amount was not included in the gross unrealized gains (losses) in the table above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Components of Fixed Maturity Investments

	As of December 31, 2007				As of December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$9,515	$33	$(633)	$8,915	$7,687	$54	$(50)	$7,691
CMOs
Agency backed	1,191	32	(4)	1,219	1,184	17	(8)	1,193
Non-agency backed	525	4	(3)	526	116	—	(1)	115
Commercial mortgage-backed securities (“CMBS”)	17,625	244	(838)	17,031	16,816	232	(148)	16,900
Corporate	34,118	1,022	(942)	34,198	35,069	1,193	(371)	35,891
Government/Government agencies
Foreign	999	59	(5)	1,053	1,213	87	(6)	1,294
United States	836	22	(3)	855	848	5	(7)	846
MBS	2,757	26	(20)	2,763	2,742	5	(45)	2,702
States, municipalities and political subdivisions	13,152	427	(90)	13,489	11,897	536	(27)	12,406
Redeemable preferred stock	6	—	—	6	36	—	—	36

Total fixed maturities	$80,724	$1,869	$(2,538)	$80,055	$77,608	$2,129	$(663)	$79,074

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2007 by contractual maturity year are shown below.

Maturity	Amortized Cost	Fair Value

One year or less	$1,486	$1,556
Over one year through five years	12,208	12,570
Over five years through ten years	12,583	12,585
Over ten years	40,459	39,921

Subtotal	66,736	66,632
ABS, MBS, and CMOs	13,988	13,423

Total	$80,724	$80,055

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions because of the potential for prepayment on certain mortgage- and asset-backed securities which is why ABS, MBS, and CMOs are not categorized by contractual maturity. The CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk as these securities are generally structured to include forms of call protections such as yield maintenance charges, prepayment penalties or lockouts, and defeasance.
Sales of Fixed Maturity and Available-for-Sale Equity Security Investments

	For the years ended December 31,
	2007	2006	2005

Sale of Fixed Maturities
Sale proceeds	$21,968	$26,827	$25,385
Gross gains	424	427	497
Gross losses	(276)	(407)	(364)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$468	$514	$105
Gross gains	28	11	12
Gross losses	(15)	(14)	—

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
The Company is not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and U.S. government agencies, the Company’s largest three exposures by issuer including multiple investment grade tranches of the same security as of December 31, 2007 were the Wachovia Bank Commercial Mortgage Trust, State of California and Goldman Equity Office Properties and as of December 31, 2006 were the Wachovia Bank Commercial Mortgage Trust, State of California, and General Electric Company, which each comprise less than 0.5%, of total invested assets. Wachovia Bank Commercial Mortgage Trust and Goldman Equity Office Properties include multiple investment grade tranches.
The Company’s largest three exposures by sector, as of December 31, 2007 and 2006 were commercial mortgage and real estate, state municipalities and political subdivisions, and financial services which comprised approximately 18%, 10%, and 10%, respectively, for 2007, and 17%, 10%, and 9%, respectively, for 2006, of total invested assets.
The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States. The largest concentrations, as of December 31, 2007 and 2006, were in California, New York and Illinois which each comprise 2%, respectively, or less of total invested assets.
Security Unrealized Loss Aging
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 1. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2007 and 2006.
The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007.

	2007
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$7,811	$7,222	$(589)	$671	$627	$(44)	$8,482	$7,849	$(633)
CMOs
Agency backed	324	321	(3)	89	88	(1)	413	409	(4)
Non-agency backed	120	118	(2)	54	53	(1)	174	171	(3)
CMBS	8,138	7,453	(685)	3,400	3,247	(153)	11,538	10,700	(838)
Corporate	13,849	13,165	(684)	4,873	4,615	(258)	18,722	17,780	(942)
Government/Government agencies
Foreign	226	221	(5)	66	66	—	292	287	(5)
United States	216	213	(3)	14	14	—	230	227	(3)
MBS	56	56	—	1,033	1,013	(20)	1,089	1,069	(20)
States, municipalities and political subdivisions	3,157	3,081	(76)	342	328	(14)	3,499	3,409	(90)
Redeemable preferred stock	6	6	—	—	—	—	6	6	—

Total fixed maturities	33,903	31,856	(2,047)	10,542	10,051	(491)	44,445	41,907	(2,538)
Common stock	128	121	(7)	—	—	—	128	121	(7)
Non-redeemable preferred stock	1,547	1,321	(226)	21	20	(1)	1,568	1,341	(227)

Total equity	1,675	1,442	(233)	21	20	(1)	1,696	1,462	(234)

Total temporarily impaired securities	$35,578	$33,298	$(2,280)	$10,563	$10,071	$(492)	$46,141	$43,369	$(2,772)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
As of December 31, 2007, fixed maturities, comprised of approximately 4,330 securities, accounted for approximately 92% of the Company’s total unrealized loss amount. The remaining 8% primarily consisted of non-redeemable preferred stock in the financial services sector, the majority of which were in an unrealized loss position for less than six months. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position as of December 31, 2007 that were deemed to be other-than-temporarily impaired.
Fixed maturity securities in an unrealized loss position for less than twelve months were comprised of approximately 2,770 securities. The majority of these securities are investment grade fixed maturities depressed due to changes in credit spreads from the date of purchase. As of December 31, 2007, 83% were securities priced at or greater than 90% of amortized cost. The remaining securities were primarily composed of CMBS, ABS, and corporate securities in the financial services sector, of which 76% had a credit rating of A or above as of December 31, 2007. The severity of the depression resulted from credit spread widening due to tightened lending conditions and the market’s flight to quality securities.
Fixed maturity securities depressed for twelve months or more as of December 31, 2007 were comprised of approximately 1,730 securities, with the majority of the unrealized loss amount relating to CMBS and corporate fixed maturities. A description of the events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.
CMBS — The CMBS in an unrealized loss position for twelve months or more as of December 31, 2007 were primarily the result of credit spreads widening from the security purchase date. The recent price depression resulted from widening credit spreads primarily due to tightened lending conditions and the market’s flight to quality securities. However, commercial real estate fundamentals still appear strong with delinquencies, defaults and losses holding to relatively low levels. Substantially all of these securities are investment grade securities with an average price of 96% of amortized cost as of December 31, 2007. Future changes in fair value of these securities are primarily dependent on sector fundamentals, credit spread movements, and changes in interest rates.
Corporate — Corporate securities in an unrealized loss position for twelve months or more as of December 31, 2007 were primarily the result of credit spreads widening from the security purchase date primarily due to tightened lending conditions and the market’s flight to quality securities. The majority of these securities are investment grade securities with an average price of 95% of amortized cost. Future changes in fair value of these securities are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Mortgage Loans
The carrying value of mortgage loans on real estate was $5.4 billion and $3.3 billion as of December 31, 2007 and 2006, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are diversified both geographically throughout the United States and by property type. At December 31, 2007 and 2006, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans. The Company had no valuation allowance for mortgage loans at December 31, 2007 and 2006.
The following table presents commercial mortgage loans by region and property type.

Mortgage Loans on Real Estate by Region
	December 31, 2007		December 31, 2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total

East North Central	$120	2.2%	$135	4.1%
East South Central	9	0.2%	10	0.3%
Middle Atlantic	674	12.4%	598	18.0%
Mountain	200	3.7%	88	2.6%
New England	404	7.5%	212	6.4%
Pacific	1,200	22.2%	669	20.2%
South Atlantic	1,104	20.4%	766	23.1%
West North Central	32	0.6%	6	0.2%
West South Central	286	5.3%	113	3.4%
Other [1]	1,381	25.5%	721	21.7%

Total	$5,410	100.0%	$3,318	100.0%

[1]	Includes multi-regional properties.

Mortgage Loans on Real Estate by Property Type
	December 31, 2007		December 31, 2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Industrial	$649	12.0%	$479	14.5%
Lodging	524	9.7%	510	15.4%
Agricultural	362	6.7%	94	2.8%
Multifamily	991	18.3%	300	9.0%
Office	1,929	35.6%	1,358	40.9%
Retail	806	14.9%	419	12.6%
Other	149	2.8%	158	4.8%

Total	$5,410	100.0%	$3,318	100.0%

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

	December 31, 2007			December 31, 2006
			Maximum			Maximum
	Carrying		Exposure to	Carrying		Exposure to
	Value[1]	Liability[2]	Loss[3]	Value[1]	Liability[2]	Loss[3]

Collateralized loan obligations (“CLOs”)and other funds [4]	$359	$118	$258	$296	$99	$189
Limited partnerships	309	47	220	103	5	85
Other investments [5]	146	—	166	—	—	—

Total [6]	$814	$165	$644	$399	$104	$274

[1]	The carrying value of CLOs and other funds and Other investments is equal to fair value. Limited partnerships are accounted for under the equity method.

[2]	Creditors have no recourse against the Company in the event of default by the VIE.

[3]	The maximum exposure to loss does not include changes in fair value or the Company’s proportionate shares of earnings associated with limited partnerships accounted for under the equity method. The Company’s maximum exposure to loss as of December 31, 2007 and 2006 based on the carrying value was $649 and $295, respectively. The Company’s maximum exposure to loss as of December 31, 2007 and 2006 based on the Company’s initial co-investment or amortized cost basis was $644 and $274, respectively.

[4]	The Company provides collateral management services and earns a fee associated with these structures.

[5]	Other investments include investment structures that are backed by preferred securities.

[6]	As of December 31, 2007 and 2006, the Company had relationships with seven and four VIEs, respectively, where the Company was the primary beneficiary.
In addition to the VIEs described above, as of December 31, 2007 and 2006, the Company held variable interests in five and three VIEs, respectively, where the Company is not the primary beneficiary and as a result, these are not consolidated by the Company. As of December 31, 2007, these VIEs included two collateralized bond obligations and two CLOs which are managed by HIMCO, as well as the Company’s contingent capital facility. For further discussion of the contingent capital facility, see Note 14. These investments have been held by the Company for a period of one to four years. The maximum exposure to loss consisting of the Company’s investments based on the amortized cost of the non-consolidated VIEs was approximately $150 and $20 as of December 31, 2007 and 2006, respectively. For the year ended December 31, 2007 the Company recognized $5 of the maximum exposure to loss representing an other-than-temporary impairment recorded as a realized capital loss.
HIMCO is the collateral manager for four market value CLOs (included in the VIE discussion above) that invest in senior secured bank loans through total return swaps. For two of the CLOs, the Company has determined it is the primary beneficiary and accordingly consolidates the transactions. The maximum exposure to loss for these two consolidated CLOs, which is included in the $258 in the “Collateral loan obligations and other funds” line in the table above, is $107 of which the Company has recognized a realized capital loss of $26. The Company is not the primary beneficiary for the remaining two CLOs, but maintains a significant involvement in the transactions. The maximum exposure to loss for these remaining two CLOs, included in the $150 in the preceding paragraph, is $37. The CLOs have triggers that allow the total return swap counterparty to terminate the transactions if the fair value of the aggregate referenced bank loan portfolio declines below a stated level.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread including issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
On the date the derivative contract is entered into, the Company designates the derivative as a fair-value hedge, cash-flow hedge, foreign-currency hedge, net investment hedge, or held for other investment and risk management purposes.
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois, and the State of New York insurance departments.
Derivative instruments are recorded in the consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position, taking into account income accruals and cash collateral held, for each derivative counterparty by legal entity and are presented as of December 31, as follows:

	Asset Values		Liability Values
	2007	2006	2007	2006

Other investments	$528	$285	$—	$—
Reinsurance recoverables	128	—	—	22
Other policyholder funds and benefits payable	2	53	737	—
Consumer notes	—	—	5	1
Other liabilities	—	—	617	770

Total	$658	$338	$1,359	$793

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31, 2007 and 2006. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic derivative net coupon settlements, are presented below on an after-tax basis for the years ended December 31, 2007 and 2006.

					Hedge
					Ineffectiveness,
	Notional Amount		Fair Value		After-tax
Hedging Strategy	2007	2006	2007	2006	2007	2006

Cash-Flow Hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

The Company also enters into forward starting swap agreements to hedge the interest rate exposure of anticipated future cash flows on floating-rate fixed maturity securities due to changes in the benchmark interest rate, London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate risk inherent in the assumptions used to price primarily certain liabilities.

Interest rate swaps are also used to hedge a portion of the Company’s floating-rate guaranteed investment contracts. These derivatives convert the floating-rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$5,049	$6,093	$113	$(22)	$2	$(9)
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates. In addition, foreign currency swaps are also used to convert foreign denominated cash flows associated with certain liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.	1,588	1,871	(318)	(370)	(1)	(4)
Fair-Value Hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR. In addition, in 2006 the Company closed the hedge of fixed rate debt.	4,226	3,846	(66)	10	—	(1)
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.	696	492	25	(9)	—	—

Total cash-flow and fair-value hedges	$11,559	$12,302	$(246)	$(391)	$1	$(14)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

					Derivative Change in
	Notional Amount		Fair Value		Value, After-tax
Hedging Strategy	2007	2006	2007	2006	2007	2006

Other Investment and/or Risk Management Activities
Interest rate swaps, caps and floors
The Company uses interest rate swaps, caps and floors to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps in hedging relationships, thereby offsetting the changes in value of the original swap.	$9,287	$6,560	$(17)	$(30)	$20	$(34)

Interest rate forwards
The Company uses interest rate forwards to replicate the purchase of mortgage-backed securities to manage duration risk and liquidity.	—	1,269	—	(7)	(1)	10

Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	412	663	(14)	(14)	(9)	(8)

Credit default and total return swaps
The Company enters into credit default swap agreements in which the Company assumes credit risk of an individual entity, referenced index or asset pool. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuers. The maximum potential future exposure to the Company is the notional value of the swap contracts, which is $1,857 and $1,203, after-tax, as of December 31, 2007 and 2006, respectively.	2,857	1,852	(416)	(184)	(134)	30

The Company also assumes credit risk through total return and credit index swaps which reference a specific index or collateral portfolio. The maximum potential future exposure to the Company for the credit index swaps is the notional value and for the total return swaps is the cash collateral associated with the transaction, which has termination triggers that limit investment losses. As of December 31, 2007 and 2006, the maximum potential future exposure to the Company from such contracts is $1,013 and $1,386, after-tax, respectively.	2,306	2,674	(70)	1	(83)	1

The Company enters into credit default swap agreements, in which the Company reduces credit risk to an individual entity. These contracts require the Company to pay a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors.	5,166	3,085	81	(11)	55	(6)

Contingent Capital Facility
During the first quarter of 2007, the Company entered into a put option agreement that provides the Company the right to require a third party trust to purchase, at any time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount of $500. Under the put option agreement, The Hartford will pay premiums on a periodic basis and will reimburse the trust for certain fees and ordinary expenses. The instrument is accounted for as a derivative.	500	—	43	—	(2)	—

Yen fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and yen interest rate exposures associated with the yen denominated individual fixed annuity product. The associated liability is adjusted for changes in spot rates which was $(66) and $12, after-tax, as of December 31, 2007 and 2006, respectively, and offsets the derivative change in value.	1,849	1,869	(115)	(225)	34	(64)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

					Derivative Change
	Notional Amount		Fair Value		in Value, After-tax
Hedging Strategy	2007	2006	2007	2006	2007	2006

Guaranteed Minimum Accumulation Benefit (“GMAB”) product derivatives
The Company offers certain variable annuity products in Japan that may have a GMAB rider. The GMAB is a bifurcated embedded derivative that provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional value of the embedded derivative is the yen denominated GRB balance converted to U.S. dollars at the current December 31, 2007 foreign spot exchange rate.	$2,768	$—	$2	$—	$1	$—

GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider primarily in the U.S. and, to a lesser extent, the U.K. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The notional value of the embedded derivative is the GRB balance. For a further discussion, see the Derivative Instruments section of Note 1.
	45,900	37,769	(715)	53	(435)	79

GMWB reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	6,579	7,172	128	(22)	83	(19)

GMWB hedging instruments
The Company enters into derivative contracts to economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, put and call options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.	21,357	8,379	642	346	167	(77)

Equity index swaps and options
The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, the Company is exposed to bifurcated options embedded in certain fixed maturity investments.	154	30	(22)	—	1	—

Statutory reserve hedging instruments
The Company purchases one and two year S&P 500 put option contracts to economically hedge the statutory reserve impact of equity risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets.	661	2,220	18	29	(14)	(9)

Total other investment and/or risk management activities	$99,796	$73,542	$(455)	$(64)	$(317)	$(97)

Total derivatives [1]	$111,355	$85,844	$(701)	$(455)	$(316)	$(111)

[1]	Derivative change in value includes hedge ineffectiveness for cash-flow and fair-value hedges and total change in value, including periodic derivative net coupon settlements, derivatives held for other investment and/or risk management activities.
The increase in notional amount since December 31, 2006, is primarily due to an increase in embedded derivatives associated with the GMWB rider and an increase in the related GMWB hedging derivatives. The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. For further discussion on the GMWB rider, refer to Note 9 of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The increase in notional of GMWB embedded derivatives is primarily due to additional product sales. The increase in notional of GMWB hedging derivatives primarily related to two customized swap contracts that were entered into during 2007 to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company. As of December 31, 2007, these swaps had a notional value of $12.8 billion and a market value of $50. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value was deferred in accordance with EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and included in other assets in the Consolidated Balance Sheets. The deferred loss of $51 will be recognized in retained earnings upon the adoption of SFAS 157. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $35 will also be recorded in retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses).
The decrease in net fair value of derivative instruments since December 31, 2006, was primarily related to the GMWB related derivatives as well as credit derivatives, partially offset by the Japanese fixed annuity hedging instruments, interest rate derivatives, and foreign currency swaps. The GMWB related derivatives decreased in value primarily due to liability model assumption updates and modeling refinements made during the year, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as those to reflect newly reliable market inputs for volatility. Credit derivatives, including credit default swaps and credit index swaps, declined in value due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, as well as increased likelihood of a U.S. recession. The Japanese fixed annuity contract hedging instruments increased in value primarily due to appreciation of the Japanese yen in comparison to the U.S. dollar. Interest rate derivatives increased in value primarily due to the decline in interest rates. The fair value of foreign currency swaps hedging foreign bonds increased primarily as a result of the sale of certain swaps that were in loss positions due to the weakening of the U.S. dollar in comparison to certain foreign currencies.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). These non-qualifying strategies resulted in after-tax net losses of $(317) and $(97), respectively, for the years ended December 31, 2007 and 2006. For the year ended December 31, 2007, net losses were primarily comprised of net losses on GMWB related derivatives and net losses on credit derivatives. The net losses on GMWB rider embedded derivatives were primarily due to liability model assumption updates and modeling refinements made during the year, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility. The net losses on credit derivatives, including credit default swaps, credit index swaps, and total return swaps, were due to credit spreads widening. For the year ended December 31, 2006, net realized capital losses were primarily driven by losses on the Japanese fixed annuity hedging instruments and interest rate swaps used to manage portfolio duration primarily due to rising interest rates as well as losses on GMWB related derivatives primarily driven by liability model refinements and assumption updates reflecting in-force demographics, actuarial experience, and future expectations.
As of December 31, 2007 and 2006, the after-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $(16) and $(7), respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is twenty-four months. For the years ended December 31, 2007, 2006 and 2005, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
For the year ended December 31, 2005, after-tax net gains (losses) representing the total ineffectiveness of all cash-flow hedges was $(7) and fair-value hedges was $2, while there were no net gains (losses) on net investment hedges.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Securities Lending and Collateral Arrangements
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of securities lending programs, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2007 and 2006, the fair value of the loaned securities was approximately $4.3 billion and $2.2 billion, respectively, and was included in fixed maturities, equities, available for sale, and short-term investments in the consolidated balance sheets. The Company earns income from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $9 and $3 for the years ended December 31, 2007 and 2006, respectively, which was included in net investment income.
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2007 and 2006, collateral pledged having a fair value of $508 and $504, respectively, was included in fixed maturities in the consolidated balance sheets.
From time to time, the Company enters into secured borrowing arrangements as a means to increase net investment income. The Company received cash collateral of $121 and $57 as of December 31, 2007 and 2006, respectively.
The classification and carrying amount of the loaned securities and the derivative instrument collateral pledged at December 31, 2007 and 2006 were as follows:

Loaned Securities and Collateral Pledged	2007	2006

ABS	$18	$20
CMO	45	—
CMBS	450	216
Corporate	3,164	1,867
MBS	492	152
Government/Government Agencies
Foreign	47	19
United States	650	463
Short-term	1	—
Preferred stock	77	—

Total	$4,944	$2,737

As of December 31, 2007 and 2006, the Company had accepted collateral relating to securities lending programs and derivative instruments consisting of cash, U.S. Government and U.S. Government agency securities with a fair value of $5.0 billion and $2.4 billion, respectively. At December 31, 2007 and 2006, cash collateral of $4.8 billion and $2.3 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount predominately recorded in other liabilities. At December 31, 2007 and 2006, cash received from derivative counterparties of $175 and $114, respectively, was netted against the derivative assets values in accordance with FSP FIN 39-1 and recorded in other assets. For further discussion on the adoption of FSP FIN 39-1, see Note 1. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. The Company incurred no counterparty default for the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, noncash collateral accepted was held in separate custodial accounts.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2007 and 2006, the fair value of securities on deposit was approximately $1.3 billion and $1.2 billion, respectively.

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
For policy loans and short-term investments, carrying amounts approximate fair value.
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
Fair value for long-term debt is based on market quotations from independent third party pricing services.
Fair value for consumer notes is based on discounted cash flow calculations based on current market rates.
The carrying amounts and fair values of The Hartford’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
Assets	Amount	Value	Amount	Value

Fixed maturities	$80,055	$80,055	$79,074	$79,074
Equity securities	38,777	38,777	31,132	31,132
Policy loans	2,061	2,061	2,051	2,051
Mortgage loans on real estate	5,410	5,407	3,318	3,298
Other investments [1]	569	569	287	287
Short-term investments	1,602	1,602	1,681	1,681

Liabilities
Other policyholder funds and benefits payable [2]	$15,480	$15,429	$14,233	$13,488
Commercial paper [3]	373	373	299	299
Long-term debt [4]	4,100	4,118	3,804	3,974
Consumer notes	809	814	258	260
Derivative related liabilities [5]	617	617	770	770

[1]	2007 and 2006 include $528 and $285 of derivative related assets, respectively.

[2]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[3]	Included in short-term debt in the consolidated balance sheets.

[4]	Excludes capital lease obligations and includes current maturities of long-term debt.

[5]	Included in other liabilities in the consolidated balance sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance
The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfers do not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Hartford’s property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. As of December 31, 2007 and 2006, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
Life
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2007 the Company’s policy for the largest amount of life insurance retained on any one of the life operations doubled from $5 to $10 compared to the corresponding 2006 and 2005 periods.
Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2007	2006	2005

Gross fee income, earned premiums and other	$10,675	$9,372	$8,194
Reinsurance assumed	273	313	464
Reinsurance ceded	(405)	(369)	(455)

Net fee income, earned premiums and other	$10,543	$9,316	$8,203

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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $89, $59 and $351 for the years ended December 31, 2007, 2006 and 2005, respectively. Life also assumes reinsurance from other insurers.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance (continued)
The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
Premiums Written	2007	2006	2005

Direct	$11,281	$11,600	$11,653
Assumed	205	265	233
Ceded	(1,046)	(1,203)	(1,399)

Net	$10,440	$10,662	$10,487

Premiums Earned

Direct	$11,396	$11,465	$11,356
Assumed	204	259	218
Ceded	(1,104)	(1,291)	(1,418)

Net	$10,496	$10,433	$10,156

Ceded losses which reduce losses and loss adjustment expenses incurred, were $187, $370 and $1.7 billion for the years ended December 31, 2007, 2006 and 2005, respectively.
Ceded incurred losses decreased from $370 in 2006 to $187 in 2007, primarily because of a decrease in ceded incurred losses within Other Operations. Ceded incurred losses decreased from $1.7 billion in 2005 to $370 in 2006, primarily because of a $970 decrease in current accident year catastrophe losses ceded to reinsurers and a $243 reduction in net reinsurance recoverables in 2006 as a result of an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment.
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
The allowance for uncollectible reinsurance was $404 and $412 as of December 31, 2007 and 2006, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits are as follows:

	2007	2006	2005

Balance, January 1	$9,071	$8,568	$7,438
Cumulative effect of accounting change, pre-tax (SOP 05-1)	(79)	—	—

Balance, January 1, as adjusted	8,992	8,568	7,438
Deferred Costs	2,059	1,923	2,071
Amortization — Deferred policy acquisitions costs and present value of future profits	(1,212)	(1,269)	(1,172)
Amortization — Unlock, pre-tax [1]	327	(183)	—
Adjustments to unrealized gains and losses on securities available-for-sale and other	230	47	380
Effect of currency translation	118	(15)	(149)

Balance, December 31	$10,514	$9,071	$8,568

[1]	For discussion of unlock effects, see Unlock Results in Note 1.
Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows:

For the years ended December 31,

2008	$64
2009	58
2010	52
2011	47
2012	42

Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2007	2006	2005

Balance, January 1	$1,197	$1,134	$1,071
Deferred costs	2,135	2,169	2,060
Amortization	(2,104)	(2,106)	(1,997)

Balance, December 31	$1,228	$1,197	$1,134

8. Goodwill and Other Intangible Assets
The carrying amount of goodwill as of December 31 is shown below.

Life	2007	2006

Retail	$581	$572
Individual Life	224	224

Total Life	805	796
Property & Casualty
Personal Lines	119	119
Specialty Commercial	30	30

Total Property & Casualty	149	149
Corporate	772	772

Total Goodwill	$1,726	$1,717

Woodbury Financial Services, an indirect wholly-owned subsidiary of The Hartford, acquired the assets of Diversified Financial Concepts, a retail financial marketing firm, on February 28, 2007. This acquisition increased goodwill by $9.
The Company’s goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, resulted in no write-downs for the years ended December 31, 2007 and 2006.

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

	2007		2006
	Gross Carrying	Accumulated Net	Gross Carrying	Accumulated Net
Acquired Intangible Assets	Amount	Amortization	Amount	Amortization

Renewal rights	$22	$20	$22	$20
Distribution agreement	70	5	—	—
Other	14	14	14	10

Total Acquired Intangible Assets	$106	$39	$36	$30

Net amortization expense for the years ended December 31, 2007, 2006 and 2005 was $9, $6 and $7, respectively. As of December 31, 2007, the weighted average amortization period was 7 years for renewal rights, 13 years for distribution agreement, 5 years for other and 10 years for total acquired intangible assets.
The following is detail of the net acquired intangible asset activity for the years ended December 31, 2007, 2006 and 2005, respectively.

		Distribution
	Renewal Rights	Agreement	Other	Total

For the year ended December 31, 2007

Balance, beginning of year	$2	$—	$4	$6
Distribution agreement	—	70	—	70
Amortization, net of the accretion of interest	—	(5)	(4)	(9)

Balance, end of year	$2	$65	$—	$67

For the year ended December 31, 2006

Balance, beginning of year	$5	$—	$7	$12
Amortization, net of the accretion of interest	(3)	—	(3)	(6)

Balance, end of year	$2	$—	$4	$6

For the year ended December 31, 2005

Balance, beginning of year	$9	$—	$9	$18
Acquisition of business	—	—	1	1
Amortization, net of the accretion of interest	(4)	—	(3)	(7)

Balance, end of year	$5	$—	$7	$12

Estimated future net amortization expense for the succeeding five years is as follows:

For the years ended December 31,

2008	$7
2009	6
2010	6
2011	6
2012	5

For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 7.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2007, 2006 and 2005, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death, withdrawal, income, accumulation, and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that your policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death and income benefits are offered in various forms as described in further detail throughout this Note. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Effective April 1, 2006, the Company began reinsuring certain of its death benefit guarantees associated with the in-force block of variable annuity products offered in Japan. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”), Japan GMDB/guaranteed minimum income benefits (“GMIB”), and UL secondary guaranty benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]

Liability balance as of January 1, 2007	$475	$35	$7
Incurred	142	16	12
Paid	(84)	(3)	—
Unlock	(4)	(9)	—
Currency translation adjustment	—	3	—

Liability balance as of December 31, 2007	$529	$42	$19

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $327 as of December 31, 2007. The reinsurance recoverable asset related to the Japan GMDB was $8 as of December 31, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $10 as of December 31, 2007.

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]

Liability balance as of January 1, 2006	$158	$50	$5
Incurred	129	28	2
Paid	(106)	(1)	—
Unlock	294	(41)	—
Currency translation adjustment	—	(1)	—

Liability balance as of December 31, 2006	$475	$35	$7

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $316 as of December 31, 2006. The reinsurance recoverable asset related to the Japan GMDB was $4 as of December 31, 2006. The reinsurance recoverable asset related to the UL Secondary Guarantees was $6 as of December 31, 2006.
The net SOP 03-1 reserve liabilities are established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The SOP 03-1 reserve liabilities are recorded in reserve for future policy benefits in the Company’s consolidated balance sheets. Changes in the SOP 03-1 reserve liabilities are recorded in benefits, losses and loss adjustment expenses in the Company’s consolidated statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. As described within the Unlock Results in Note 1, the Company unlocked its assumptions related to its SOP 03-1 reserves during the third quarter of 2007 and the fourth quarter of 2006.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The determination of the SOP 03-1 reserve liabilities and their related reinsurance recoverables are based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used as of December 31, 2007:
U.S. GMDB:
•	1000 stochastically generated investment performance scenarios for all issue years.
•	For all issue years, the weighted average return is 8%, after fund fees, but before mortality and expense charges; it varies by asset class with a low of 3% for cash and a high of 11% for aggressive equities.
•	Discount rate of 7.5% for issue year 2002 & prior; discount rate of 7% for issue year 2003 & 2004 and discount rate of 5.6% for issue year 2005 — 2007.
•	Volatilities also vary by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 12%.

•	100% of The Hartford experience mortality table was used for the mortality assumptions.
•	Lapse rates by calendar year vary from a low of 8% to a high of 13%, with an average of 11%.
Japan GMDB and GMIB:
•	1,000 stochastically generated investment performance scenarios.
•	Separate account returns, representing the Company’s long-term assumptions, varied by asset class with a low of 2.7% for Japan bonds, a high of 8.9% for foreign equities and a weighted average of 5.1%.
•	Volatilities also varied by asset class with a low of 5.6% for Japan bonds, a high of 21.3% for foreign equities and a weighted average of 13.4%.
•	70% of the 1996 Japan Standard Mortality Table was used for mortality assumptions.
•	Lapse rates by age vary from a low of 1% to a high of 6%, with an average of 4%.
•	Average discount rate of 2.6%.
UL Secondary Guarantees:
•	Discount rate of 4.75% for issue year 2004, discount rate of 4.50% for issue year 2005 & 2006, and discount rate of 4.25% for issue year 2007.

•	100% of The Hartford pricing mortality table for mortality assumptions.
•	Lapse rates for single life policies average 3% in policy years 1-10, declining to 0% by age 95. Lapse rate for last survivor policies is 0.4%.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of December 31, 2007:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type at December 31, 2007

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$47,463	$3,557	$419	65
With 5% rollup [2]	3,360	285	67	64
With Earnings Protection Benefit Rider (EPB) [3]	5,463	530	85	62
With 5% rollup & EPB	1,333	155	30	64

Total MAV	57,619	4,527	601
Asset Protection Benefit (APB) [4]	42,489	446	242	62
Lifetime Income Benefit (LIB) — Death Benefit [5]	10,273	25	25	62
Reset [6] (5-7 years)	6,132	80	80	66
Return of Premium [7] /Other	10,321	28	28	54

Subtotal U.S. Guaranteed Minimum Death Benefits	126,834	5,106	976	63
Japan Guaranteed Minimum Death and Income Benefit [8]	35,793	649	419	66

Total at December 31, 2007	$162,627	$5,755	$1,395

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greatest of current account value or MAV, net premiums paid, or a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $26.8 billion and $22.6 billion as of December31, 2007 and 2006, respectively.
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
As of December 31, 2007 and December 31, 2006, the embedded derivative (liability) asset recorded for GMWB, before reinsurance or hedging, was $(715) and $53, respectively. During 2007, 2006, and 2005, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(670), $121, and $(64), respectively. Included in the realized gain (loss) for the year ended December 31, 2007 and 2006, were liability model refinements, changes in policyholder behavior assumptions, and changes in other assumptions to reflect newly reliable market inputs for volatility of a net $(234) and $(2), respectively.
As of December 31, 2007 and December 31, 2006, $47.4 billion, or 83%, and $37.3 billion, or 77%, respectively, of account value, representing substantially all of the contracts written after July 2003 with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. During the second and third quarter of 2007, as part of the Company’s risk management strategy, the Company purchased two customized swap contracts to hedge certain capital market risk components for the remaining term of certain blocks of non-reinsured GMWB riders. As of December 31, 2007, these swaps had a notional value of $12.8 billion. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions as specified by the Company. The Company also uses other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures, S&P 500 and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of December 31, 2007 and 2006 was $45.9 billion and $37.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of December 31, 2007 and December 31, 2006, after reinsurance, was $146 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $146.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31,2007	As of December 31,2006

Equity securities (including mutual funds)	$109,354	$104,687
Cash and cash equivalents	9,975	8,931

Total	$119,329	$113,618

As of December 31, 2007, approximately 12% of the equity securities above were invested in fixed income securities through these funds and approximately 88% were invested in equity securities.
10. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Company’s unlock, the Company unlocked the amortization of the sales inducement asset. See Note 1, for more information concerning the unlock.
Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2007	2006

Balance, January 1	$404	$359
Cumulative effect of accounting change, pre-tax (SOP 05-1)	(1)	—

Balance, January 1, as adjusted	403	359
Sales inducements deferred	115	92
Amortization charged to income	(37)	(43)
Amortization — unlock	(14)	(4)

Balance, end of period, December 31	$467	$404

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
As described in Note 1, The Hartford establishes reserves for unpaid losses and loss adjustment expenses on reported and unreported claims. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.
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

	For the years ended December 31,
	2007	2006	2005

Beginning liabilities for life unpaid losses and loss adjustment expenses-gross	$4,985	$4,832	$4,714
Reinsurance recoverables	233	238	297

Beginning liabilities for life unpaid losses and loss adjustment expenses	4,752	4,594	4,417
Add provision for life unpaid losses and loss adjustment expenses
Current year	2,127	2,140	1,994
Prior years	(65)	(128)	(112)

Total provision for life unpaid losses and loss adjustment expenses	2,062	2,012	1,882
Less payments
Current year	758	724	645
Prior years	1,221	1,130	1,060

Total payments	1,979	1,854	1,705

Ending liabilities for life unpaid losses and loss adjustment expenses	4,835	4,752	4,594
Reinsurance recoverables	257	233	238

Ending liabilities for life unpaid losses and loss adjustment expenses-gross	$5,092	$4,985	$4,832

The favorable prior year claim development in 2007 and 2006 is principally due to continued strong disability claims management as well as favorable development on the experience rated financial institutions block. The favorable loss experience on the financial institutions block inversely impacts the commission expenses incurred.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is comprised of the following:

	2007	2006

Group Disability and Accident and Other unpaid losses and loss adjustment expenses	$5,092	$4,985
Group Life unpaid losses and loss adjustment expenses	1,205	1,132
Individual Life unpaid losses and loss adjustment expenses	121	110
Future Policy Benefits	8,913	7,789

Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	$15,331	$14,016

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Property & Casualty
A rollforward of liabilities for property and casualty unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2007	2006	2005

Beginning liabilities for property and casualty unpaid losses and loss adjustment expenses-gross	$21,991	$22,266	$21,329
Reinsurance and other recoverables	4,387	5,403	5,138

Beginning liabilities for property and casualty unpaid losses and loss adjustment expenses-net	17,604	16,863	16,191

Add provision for property & casualty unpaid losses and loss adjustment expenses
Current year	6,869	6,706	6,715
Prior years	48	296	248

Total provision for property and casualty unpaid losses and loss adjustment expenses	6,917	7,002	6,963

Less payments
Current year	2,563	2,448	2,697
Prior years	3,727	3,702	3,594

Total payments	6,290	6,150	6,291
Less net reserves for Omni business sold	—	111	—

Ending liabilities for property and casualty unpaid losses and loss adjustment expenses-net	18,231	17,604	16,863
Reinsurance and other recoverables	3,922	4,387	5,403

Ending liabilities for property and casualty unpaid losses and loss adjustment expenses-gross	$22,153	$21,991	$22,266

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty businesses at December 31, 2007 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve re-estimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. Because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity. For a further discussion, see Note 12.
Examples of current trends affecting frequency and severity include increases in medical cost inflation rates, the changing use of medical care procedures, the introduction of new products and changes in internal claim practices. Other trends include changes in the legislative and regulatory environment over workers’ compensation claims, a lower frequency of class action lawsuits under directors and officers insurance policies, and evolving exposures to claims relating to molestation or abuse and other mass torts. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages; the risks inherent in major litigation; inconsistent decisions concerning the existence and scope of coverage for environmental claims; and uncertainty as to the monetary amount being sought by the claimant from the insured.
Among other reserve changes, prior accident year development of $48 in 2007 included a $151 release of workers’ compensation reserves for accident years 2002 to 2006, a $79 strengthening of workers’ compensation and general liability reserves for accident years more than 20 years old and a charge of $99 principally as a result of an adverse arbitration decision involving claims owed to an insurer of the Company’s former parent. The prior year provision of $296 in 2006 includes $243 of prior accident year development resulting from an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations. In addition, the prior year provision in 2006 includes strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior and adverse development in environmental reserves. The 2006 reserve strengthening was partially offset by a reduction in catastrophe reserves related to the 2005 and 2004 hurricanes and a release of allocated loss adjustment expense reserves for workers’ compensation and package business related to accident years 2003 to 2005. The prior year provision of $248 in 2005 includes reserve strengthening for workers’ compensation claim payments expected to emerge after 20 years of development, an increase in reserves for assumed

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
casualty reinsurance, adverse development in environmental reserves, strengthening of reserves for the 2004 hurricanes and an increase in general liability reserves for accident years 2000 to 2003. The 2005 reserve strengthening was partially offset by reserve releases for allocated loss adjustment expenses and workers’ compensation reserves for accident years 2003 and 2004.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the Sherman Act, RICO and ERISA claims.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The Company has moved to dismiss the case.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid $86.5 to eligible claimants in connection with the settlement. Some additional payments to claimants may be required to fully satisfy the Company’s obligations under the settlement, but management estimates that any such payments will not exceed $1. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained. In 2006, the Company accrued $10, the amount of the self-insured retention, which reflects the amount that management believes to be the Company’s ultimate liability under the settlement net of insurance.
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
As of December 31, 2007 and December 31, 2006, the Company reported $2.0 billion and $2.3 billion of net asbestos reserves and $257 and $322 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.
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
The Company has announced the implementation of a new program for 2008 to compensate property and casualty agents and brokers for their performance in personal and standard commercial lines of insurance. Under this new supplemental commission program, the Company will pay a fixed commission that is based, among other things, on the agent’s or broker’s past performance. At this time, it is not possible to predict with certainty the effect, if any, of this new commission program on the Company’s sales of insurance in these lines.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Lease Commitments
The total rental expenses on operating lease was $179, $201 and $206 in 2007, 2006 and 2005, respectively. Future minimum lease commitments are as follows:

Years ending December 31,	Capital Leases	Operating Leases

2008	$41	$147
2009	27	109
2010	73	90
2011	—	66
2012	—	39
Thereafter	—	31

Total minimum lease payments	141	$482
Amounts representing interest	(13)

Present value of net minimum lease payments	128
Current portion of capital lease obligation	(37)

Total	$91

The Company’s lease commitments consist primarily of lease agreements on office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. The leases are predominantly operating leases except for certain building, furniture and equipment lease agreements that were classified as capital leases in 2007.
In November 2007, the Company entered into a firm commitment to purchase certain furniture and fixtures which were subject to a sale leaseback agreement and recorded a capital lease of $14. In May 2007, the Company entered into a firm commitment to purchase office buildings and recorded a capital lease of $114. Capital lease assets are included in property and equipment. See note 14 for further information on capital lease obligations.
Unfunded Commitments
At December 31, 2007, The Hartford has outstanding commitments totaling approximately $1.6 billion, of which approximately $1.2 billion is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.
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
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the liability balance was $147 and $149, respectively. As of December 31, 2007 and 2006, $19 and $20, respectively, related to premium tax offsets were included in other assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Tax Matters
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). The IRS began its audit of the 2002-2003 tax years in 2005 and the Company expects the audit to be concluded in early 2008. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The separate account dividends-received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $155, $174 and $184 related to the separate account DRD in the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. The 2007 benefit included a tax of $1 related to a true-up of the prior year tax return, the 2006 benefit included a benefit of $6 related to true-ups of prior years’ tax returns and the 2005 benefit included a benefit of $3 related to a true-up of the prior year tax return.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $11 and $17 related to separate account FTC in the years ended December 31, 2007 and December 31, 2006, respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $0 and $7 in 2007 and 2006, respectively.
The Company’s unrecognized tax benefits increased by $68 as a result of tax positions taken on the Company’s 2006 tax returns and expected to be taken on its 2007 tax return, bringing the total unrecognized tax benefits to $76. This entire amount, if it were recognized, would affect the effective tax rate.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Tax
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2007	2006	2005

Income Tax Expense
Current — U.S. Federal	$436	$519	$301
International	—	—	4

Total current	436	519	305

Deferred — U.S. Federal	473	169	377
International	147	169	29

Total deferred	620	338	406

Total income tax expense	$1,056	$857	$711

Deferred tax assets (liabilities) include the following as of December 31:

	2007	2006

Deferred Tax Assets
Tax discount on loss reserves	$742	$801
Tax basis deferred policy acquisition costs	724	605
Unearned premium reserve and other underwriting related reserves	405	471
Investment-related items	467	240
Employee benefits	119	141
Net unrealized losses on investments	302	—
Minimum tax credit	773	807
Net operating loss carryover	80	108
Other	39	103

Total Deferred Tax Assets	3,651	3,276
Valuation Allowance	(43)	(60)

Deferred Tax Assets, Net of Valuation Allowance	3,608	3,216

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(3,169)	(2,222)
Net unrealized gain on investments	—	(463)
Other depreciable & amortizable assets	(24)	(135)
Other	(107)	(112)

Total Deferred Tax Liabilities	(3,300)	(2,932)

Net Deferred Tax Asset	$308	$284

In management’s judgment, the net deferred tax asset will more likely than not be realized. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $272, consisting of U.S. losses of $65, which expire from 2010-2026, and foreign losses of $207. The foreign losses consist of $107, which expire from 2011-2012, and foreign losses of $100, which have no expiration. A valuation allowance of $43 has been recorded which consists of $24 related primarily to U.S. and $19 related to foreign operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Tax (continued)
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. During 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed in early 2008. The 2004 through 2006 examination will begin in 2008. The Company anticipates that it is reasonably possible that the Internal Revenue Service will issue the 2002-2003 Revenue Agent’s Report within 12 months and reflect resolution of particular uncertain tax positions. The Company does not anticipate that the outcome of the audit will result in a material change to its financial position or in the balance of uncertain tax positions.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption, the Company recognized a $12 decrease in the liability for unrecognized tax benefits and a corresponding increase in the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance, at January 1, 2007	$8
Additions based on tax positions related to the current year	33
Additions for tax positions for prior years	35
Reductions for tax positions for prior years	—
Settlements	—

Balance, at December 31, 2007	$76

The entire balance, if it were recognized, would affect the effective tax rate.
The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements. During the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $1, ($6) and $2 in interest expense (income). The Company had approximately $1 and $0 of interest accrued at December 31, 2007 and 2006, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any accrual for penalties.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2007	2006	2005

Tax provision at U.S. Federal statutory rate	$1,402	$1,261	$1,045
Tax-exempt interest	(157)	(153)	(149)
Dividends received deduction	(170)	(186)	(188)
Sale of Omni Insurance Group, Inc.	—	(40)	—
Other	(19)	(25)	3

Provision for income taxes	$1,056	$857	$711

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt
The following table presents short-term and long-term debt by issuance and consumer notes as of December 31, 2007 and 2006.

Short-Term Debt	2007	2006

Commercial paper	$373	$299
Current maturities of long-term debt and capital lease obligations	992	300

Total Short-Term Debt	$1,365	$599

Long-Term Debt

Senior Notes and Debentures
6.375% Notes, due 2008	$—	$200
5.663% Notes, due 2008	—	330
5.55% Notes, due 2008	—	425
7.9% Notes, due 2010	275	274
5.25% Notes, due 2011	400	399
4.625% Notes, due 2013	319	319
4.75% Notes, due 2014	199	199
7.3% Notes, due 2015	200	200
5.5% Notes, due 2016	300	299
5.375% Notes, due 2017	499	—
7.65% Notes, due 2027	147	147
7.375% Notes, due 2031	92	92
5.95% Notes, due 2036	298	298
6.1% Notes, due 2041	322	322

Total Senior Notes and Debentures	3,051	3,504

Capital lease obligations	91	—

Total Long-Term Debt	$3,142	$3,504

Consumer Notes

Retail notes payable, interest rates ranging from 4.75% to 6.25% for fixed notes and for variable notes, either consumer price index plus 157 basis points to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225, due in varying amounts to 2031, callable beginning in 2008	$809	$258

Total Consumer Notes	$809	$258

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
On October 10, 2006, the Company completed offers to exchange existing senior unsecured notes comprising the $250 of 7.65% notes due 2027 and the $400 of 7.375% notes due 2031 issued by HLI (''HLI notes’’) for up to $650 in new senior unsecured notes of the Company and a cash payment, in order to consolidate debt at the holding company. The new notes have an extended maturity and bear a market interest rate and, together with the cash payment, have a present value not significantly different than the existing notes using the existing notes’ effective interest rates. On October 10, 2006, the Company issued approximately $409 of 6.1% senior notes due October 1, 2041 and paid cash totaling $85 in exchange for $101 of the 7.65% notes due 2027 and $308 of the 7.375% notes due 2031. Cash paid to holders of HLI notes in connection with the exchange offers is reflected on our balance sheet as a reduction of long-term debt.
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
On June 1, 2006, the Company repaid $250 of 2.375% senior notes at maturity.
Long-Term Debt Maturities
The following table reflects the Company’s long-term debt maturities, excluding capital lease obligations.

2008	$955
2009	—
2010	275
2011	400
2012	—
Thereafter	2,470

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
Capital Lease Obligations
The Company recorded capital leases of $128 in 2007. Capital lease obligations are included in long-term debt, except for the current maturities, which are included in short-term debt, in the consolidated balance sheet as of December 31, 2007. See Note 12 for further information on capital lease commitments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Trust, as they did not meet the consolidation requirements under FIN 46(R).
Commercial Paper, Revolving Credit Facility and Line of Credit
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,		December 31,
Description	Date	Date	2007	2006	2007	2006

Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$373	$299
HLI [1]	2/7/97	N/A	—	250	—	—

Total commercial paper			2,000	2,250	373	299
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	2,000	1,600	—	—
Line of Credit
Life Japan Operations [2]	9/18/02	1/5/09	45	42	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$4,045	$3,892	$373	$299

[1]	In January 2007, the commercial paper program of HLI was terminated.

[2]	As of December 31, 2007 and 2006, the Company’s Japanese operation line of credit in yen was ¥5 billion.
In August 2007, The Hartford amended and restated its existing credit facility. The revolving credit facility provides for up to $2.0 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2007, the Company was in compliance with all such covenants.
Interest Expense
The following table presents interest expense incurred for 2007, 2006 and 2005, respectively.

	For the years ended December 31,
	2007	2006	2005

Short-term debt	$13	$31	$13
Long-term debt	250	246	239

Total interest expense	$263	$277	$252

The weighted-average interest rate on commercial paper was 5.1%, 5.3% and 3.4% for 2007, 2006 and 2005, respectively.

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
As of December 31, 2007 and 2006, $809 and $258 of consumer notes had been issued. These notes have interest rates ranging from 4.75% to 6.25% for fixed notes and for variable notes, either consumer price index plus 157 basis points to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. The aggregate maturities of consumer notes are as follows: $222 in 2008, $494 in 2009, $34 in 2010, $19 in 2011 and $40 thereafter. For 2007 and 2006, interest credited to holders of Consumer Notes was $11 and $2, respectively.
15. Stockholders’ Equity
Common Stock
The Hartford’s Board of Directors has authorized the Company to repurchase up to $2 billion of its securities. For the year ended December 31, 2007, The Hartford repurchased $1.2 billion of its common stock (12.9 million shares) under this program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Stockholders’ Equity (continued)
Statutory Results
The domestic insurance subsidiaries of HFSG prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance. The Company’s use of permitted statutory accounting practices does not have a significant impact on statutory surplus.

	For the years ended December 31,
Statutory Net Income	2007	2006	2005

Life operations	$729	$1,123	$821
Property & Casualty operations	1,803	1,326	1,382

Total	$2,532	$2,449	$2,203

	As of December 31,
Statutory Surplus	2007	2006

Life operations	$5,786	$4,733
Japan life operations	1,620	1,380
Property & Casualty operations	8,509	8,230

Total	$15,915	$14,343

Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG in 2008 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $784 in dividends to HLI in 2008 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2007. In 2007, HFSG and HLI received a combined total of $2.0 billion from their insurance subsidiaries.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Accumulated Other Comprehensive Income (Loss), Net of Tax
Comprehensive income is defined as all changes in stockholders’ equity, except those arising from transactions with stockholders. Comprehensive income includes net income and other comprehensive income (loss), which for the Company consists of changes in net unrealized appreciation or depreciation of available-for-sale investments carried at market value, changes in gains or losses on cash-flow hedging instruments, changes in foreign currency translation gains or losses and changes in the Company’s pension and other postretirement plan adjustment.
The components of AOCI, net of tax, were as follows:

	Unrealized	Net Gain	Foreign	Pension	Accumulated
	Gain	(Loss) on	Currency	and Other	Other
	(Loss) on	Cash-Flow Hedging	Translation	Postretirement Plan	Comprehensive
For the year ended December 31, 2007	Securities	Instruments	Adjustments	Adjustment	Income (Loss)

Balance, beginning of year	$1,058	$(234)	$(120)	$(526)	$178
Unrealized loss on securities [1] [2]	(1,417)	—	—	—	(1,417)
Net gain on cash-flow hedging instruments [1] [3]	—	94	—	—	94
Change in foreign currency translation adjustments [1]	—	—	146	—	146
Change in pension and other postretirement plan adjustment [1]	—	—	—	141	141

Balance, end of year	$(359)	$(140)	$26	$(385)	$(858)

For the year ended December 31, 2006

Balance, beginning of year	$969	$(110)	$(149)	$(620)	$90
Unrealized gain on securities [1] [2]	89	—	—	—	89
Net loss on cash-flow hedging instruments [1] [3]	—	(124)	—	—	(124)
Change in foreign currency translation adjustments [1]	—	—	29	—	29
Change in pension and other postretirement plan adjustment [1]	—	—	—	94	94

Balance, end of year	$1,058	$(234)	$(120)	$(526)	$178

For the year ended December 31, 2005

Balance, beginning of year	$2,162	$(215)	$(42)	$(480)	$1,425
Unrealized loss on securities [1] [2]	(1,193)	—	—	—	(1,193)
Net gain on cash-flow hedging instruments [1] [3]	—	105	—	—	105
Change in foreign currency translation adjustments [1]	—	—	(107)	—	(107)
Change in minimum pension liability adjustment [1]	—	—	—	(140)	(140)

Balance, end of year	$969	$(110)	$(149)	$(620)	$90

[1]	Unrealized gain/loss on securities is net of tax and Life deferred acquisition costs of $(718), $137 and $(644) for the years ended December 31, 2007, 2006 and 2005, respectively. Net gain (loss) on cash-flow hedging instruments is net of tax of $51, $(67) and $57 for the years ended December 31, 2007, 2006 and 2005, respectively. Changes in foreign currency translation adjustments are net of tax of $79, $16, and $(58) for the years ended December 31, 2007, 2006 and 2005, respectively. Change in pension and other postretirement plan adjustment is net of tax of $48, $51 and $(75) for the years ended December 31, 2007, 2006 and 2005, respectively.

[2]	Net of reclassification adjustment for gains/losses realized in net income of $(192), $(74) and $45 for the years ended December 31, 2007, 2006 and 2005, respectively.

[3]	Net of amortization adjustment of $(20), $(38) and $5 to net investment income for the years ended December 31, 2007, 2006 and 2005, respectively.

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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations, currently available market and industry data and consultation with its plan actuaries. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 6.25% was the appropriate discount rate as of December 31, 2007 to calculate the Company’s benefit liability. Accordingly, the 6.25% discount rate will also be used to determine the Company’s 2008 pension and other postretirement expense.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over rolling 5 year and 10 year periods, balanced along with future long-term return expectations that generally anticipate an investment mix of 60% fixed income securities, 20% equity securities and 20% alternative assets. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies market return assumptions utilized in Life’s DAC analysis to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon this analysis, the portfolio’s historical rates of return and management’s outlook with respect to market returns and the planned asset mix, management decreased the long-term rate of return assumption to 7.30% as of December 31, 2007, a 70 basis point reduction from the December 31, 2006 expected long-term rate of return of 8.00%. This assumption will be used to determine the Company’s 2008 expense.
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the plans per year were as follows:

	As of December 31,
	2007	2006

Discount rate	6.25%	5.75%
Rate of increase in compensation levels	4.25%	4.25%

     Weighted average assumptions used in calculating the net periodic benefit cost for the plans were as follows:

	For the year ended December 31,
	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.50%
Rate of increase in compensation levels	4.25%	4.00%	4.00%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Assumed health care cost trend rates were as follows:

	As of December 31,
	2007	2006	2005

Health care cost trend rate	N/A	10.00%	10.00%
Pre-65 Health care cost trend rate	9.30%	N/A	N/A
Post-65 Health care cost trend rate	7.70%	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2013	2013	2012

In order to better measure its other postretirement liability and the related assumptions consistent with industry trends and practice, the company bi-furcated its health care cost trend rate assumptions to assess the pre-65 and post-65 populations separately for the year ended December 31, 2007.
Assumed health care cost trends have an effect on the amounts reported for the postretirement health care and life insurance benefit plans. Increasing/decreasing the health care trend rates by one percent each year would have the effect of increasing/decreasing the benefit obligation as of December 31, 2007 by $6 and the annual net periodic expense for the year then ended by $1.
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2007 and 2006. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

			Other Postretirement
	Pension Benefits		Benefits
Change in Benefit Obligation	2007	2006	2007	2006

Benefit obligation — beginning of year	$3,604	$3,534	$371	$521
Service cost (excluding expenses)	122	125	7	8
Interest cost	209	193	21	20
Plan participants’ contributions	—	—	14	12
Amendments	30	—	—	—
Actuarial loss/(gain)	97	59	(11)	(59)
Change in assumptions	(193)	(161)	—	(97)
Benefits paid	(165)	(145)	(42)	(34)
Retiree drug subsidy	—	—	3	—
Foreign exchange adjustment	9	(1)	1	—

Benefit obligation — end of year	$3,713	$3,604	$364	$371

			Other Postretirement
	Pension Benefits		Benefits
Change in Plan Assets	2007	2006	2007	2006

Fair value of plan assets — beginning of year	$3,655	$3,047	$118	$109
Actual return on plan assets	331	356	6	8
Employer contributions	124	402	46	—
Benefits paid	(149)	(136)	—	—
Expenses paid	(12)	(11)	—	—
Foreign exchange adjustment	8	(3)	—	—

Fair value of plan assets — end of year	$3,957	$3,655	$170	$117

Funded status — end of year	$244	$51	$(194)	$(254)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
The fair value of assets for pension benefits, and hence the funded status, presented in the table above exclude assets of $138 and $94 held in rabbi trusts and designated for the non-qualified pension plans as of December 31, 2007 and 2006, respectively. The increase in the assets held in rabbi trusts is primarily due to a $34 contribution made by the Company in December 2007. The assets do not qualify as plan assets and, therefore, have been excluded from the table above. The assets consist of equity and fixed income securities and are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. To the extent the fair value of these trusts were included in the table above, pension plan assets would have been $4,095 and $3,749 as of December 31, 2007 and 2006, respectively, and the funded status of pension benefits would have been $382 and $145 as of December 31, 2007 and 2006, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $3,655 and $3,486 as of December 31, 2007 and 2006, respectively.
The following table provides information for The Hartford’s defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2007 and 2006.

	2007	2006

Projected benefit obligation	$262	$223
Accumulated benefit obligation	256	211
Fair value of plan assets	—	—

Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 include the following components:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$128	$128	$116	$7	$8	$12
Interest cost	209	193	182	21	20	27
Expected return on plan assets	(283)	(244)	(221)	(8)	(8)	(9)
Amortization of prior service credit	(13)	(13)	(13)	(6)	(23)	(23)
Amortization of actuarial loss	90	88	73	—	—	5

Net periodic benefit cost	$131	$152	$137	$14	$(3)	$12

Amounts recognized in other comprehensive income for the year ended December 31, 2007 were as follows:

	Pension Benefits	Other Postretirement Benefits
	2007	2007

Amortization of net loss	$(90)	$—
Amortization of prior service credit	13	6
Net gain arising during the year	(139)	(10)
Prior service cost arising during the year	31	—

Total recognized in other comprehensive income	$(185)	$(4)

Amounts in accumulated other comprehensive income on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Net loss/(gain)	$718	$947	$(39)	$(30)
Prior service cost/(credit)	(58)	(102)	(3)	(9)
Transition obligation	—	—	1	2

Total	$660	$845	$(41)	$(37)

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are $47 and $(9), respectively. The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are $(2) and $(1), respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Plan Assets
The Company’s defined benefit pension plan weighted average asset allocation at December 31, 2007 and 2006, and target allocation by asset category are provided below. At the end of 2007, the Company changed the target allocation for its defined benefit pension plan assets. The Company intends to migrate its asset mix to the target allocation over a two year period.

	Percentage of Pension Plan Assets
	Fair Value at December 31,		Target
	2007	2006	Allocation

Equity securities	55%	68%	20% - 40%
Debt securities	39%	32%	40% - 60%
Alternative Assets	2%	—	20% maximum
Real estate	—	—	—
Other	4%	—	5% maximum

Total	100%	100%

There was no Company common stock included in the Plan’s assets as of December 31, 2007 and 2006.
The Company’s other postretirement benefit plans’ weighted average asset allocation at December 31, 2007 and 2006, and target allocation by asset category are as follows:

	Percentage of Other Postretirement Benefit
	Plan Assets Fair Value at December 31,		Target
	2007	2006	Allocation

Equity securities	27%	26%	20% - 40%
Debt securities	73%	74%	60% - 80%

Total	100%	100%

There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2007 and 2006.
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
Cash Flows
The following table illustrates the Company’s prior contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits

2006	$402	$—
2007	$158	46

The Company presently anticipates contributing approximately $200 to its pension plans and other postretirement plans in 2008 based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. For 2008, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are immaterial.
Employer contributions in 2007 and 2006 were made in cash and did not include contributions of the Company’s common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2007:

	Pension Benefits	Other Postretirement Benefits

2008	$187	$34
2009	202	35
2010	215	36
2011	228	37
2012	246	37
2013-2017	1,384	186

Total	$2,462	$365

In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2007:

2008	$3
2009	4
2010	4
2011	4
2012	5
2013-2017	30

Total	$50

18. Stock Compensation Plans
The Company has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $72, $61 and $56 for the years ended December 31, 2007, 2006, and 2005, respectively. The income tax benefit recognized for stock-based compensation plans was $23, $20 and $18 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not capitalize any cost of stock-based compensation. As of December 31, 2007, the total compensation cost related to non-vested awards not yet recognized was $78, which is expected to be recognized over a weighted average period of 2.0 years.
Stock Plan
In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of the superseded plans.
The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, restricted stock units, or any combination of the foregoing. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of seven million shares applicable to all awards for the ten-year period ending May 18, 2015. To the extent that any awards under the 2005 Stock Plan, The Hartford Incentive Stock Plan or The Hartford Restricted Stock Plan for Non-employee Directors are forfeited, terminated, expire unexercised or are settled for cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for awards under the 2005 Stock Plan and shall be added to the total number of shares available under the 2005 Stock Plan. As of December 31, 2007, there were 5,618,538 shares available for future issuance.
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
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of three years from the date of grant or upon specified market appreciation of the Company’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2007, The Hartford had not issued any incentive stock options under any plans.
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

	For the year ended December 31,
	2007	2006	2005

Expected dividend yield	2.0%	1.9%	1.9%
Expected annualized spot volatility	21.0% - 31.3%	20.2% - 32.3%	19.5% - 33.4%
Weighted average annualized volatility	29.0%	28.9%	29.4%
Risk-free spot rate	4.4% - 5.2%	4.4% - 4.6%	2.4% - 4.7%
Expected term	8 years	7 years	7 years

A summary of the status of non-qualified stock options included in the Company’s Stock Plan as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of Options	Average	Contractual	Aggregate
	(in thousands)	Exercise Price	Term	Intrinsic Value

Outstanding at beginning of year	8,898	$56.48	4.8
Granted	333	93.59
Exercised	(2,843)	55.02
Forfeited	(61)	89.57
Expired	(4)	52.49

Outstanding at end of year	6,323	58.76	4.2	$180

Exercisable at end of year	5,592	55.48	3.7	$177
Weighted average fair value of options granted	$31.43

The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $31.43, $27.66, $22.89, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $114, $99 and $200, respectively.

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
A summary of the status of the Company’s non-vested share awards as of December 31, 2006, and changes during the year ended December 31, 2007, is presented below:

	Shares	Weighted-Average
Non-vested Shares	(in thousands)	Grant-Date Fair Value

Non-vested at beginning of year	1,605	$75.23
Granted	641	93.10
Increase for change in estimated performance factors	89	71.27
Vested	(256)	68.79
Forfeited	(196)	81.88

Non-vested at end of year	1,883	$81.69

The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $23, $29 and $45, respectively, based on estimated performance factors. The Company, at its discretion, made cash payments in settlement of stock compensation of $0 and $36 during the years ended December 31, 2007 and 2006, respectively. The Company did not make cash payments in settlement of stock compensation in the year ended December 31, 2005.
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the quarter. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2007, there were 1,629,003 shares available for future issuance. During the years ended December 31, 2007, 2006 and 2005, 372,993, 341,330 and 328,276 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $18.98, $16.05 and $13.74 during the years ended December 31, 2007, 2006 and 2005, respectively. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following weighted average valuation assumptions:

	For the year ended December 31,
	2007	2006	2005

Dividend yield	2.1%	2.0%	1.6%
Implied volatility	23.2%	19.0%	20.5%
Risk-free spot rate	4.7%	4.7%	2.9%
Expected term	3 months	3 months	3 months

Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase was $6 for the year ended December 31, 2007 and $5 in each of the years ended December 31, 2006 and 2005, respectively. Additionally, The Hartford has established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price. The activity under these programs is not material.
19. Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of base salary, by the Company. In 2007, employees who had earnings of less than $100,000 in the preceding year received a contribution of 1.5% of base salary and employees who had earnings of $100,000 or more in the preceding year received a contribution of 0.5% of base salary. The cost to The Hartford for this plan was approximately $62, $59 and $52 for 2007, 2006 and 2005, respectively.

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
The total consideration for the sale of approximately $104 included a cash dividend prior to the sale of $38 and a purchase price of $65, of which $60 was received in cash at closing and $5 was received in 2007. In 2006, the Company recorded an after-tax gain from the sale of $25, which included an income tax benefit of $49 and a pre-tax loss of $24. The pre-tax loss is recorded within realized gains and losses in the 2006 consolidated statement of operations. The $49 income tax benefit arose because the tax basis of the Company’s investment in Omni exceeded the financial statement carrying value. The assets that were sold at the closing date included $172 of cash, $8 of invested assets, $31 of premiums receivable, $3 of Personal Lines segment goodwill allocated to the Omni business and $23 of other assets. The liabilities sold at the closing date included $111 of loss and loss adjustment expense reserves, $37 of unearned premium and $14 of other liabilities.
21. Quarterly Results For 2007 and 2006 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006

Revenues	$6,759	$6,543	$7,660	$4,971	$5,823	$7,407	$5,674	$7,579
Benefits, losses and expenses	$5,547	$5,559	$6,823	$4,366	$4,648	$6,396	$4,893	$6,577
Net income	$876	$728	$627	$476	$851	$758	$595	$783
Basic earnings per share	$2.74	$2.41	$1.98	$1.57	$2.70	$2.45	$1.90	$2.45
Diluted earnings per share	$2.71	$2.34	$1.96	$1.52	$2.68	$2.39	$1.88	$2.42
Weighted average common shares outstanding	319.6	302.2	316.8	303.3	315.4	310.0	313.4	319.7
Weighted average common shares outstanding and dilutive potential common shares	322.7	310.9	319.6	312.3	318.0	316.7	316.1	323.9

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2007
			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$836	$855	$855
U.S. Government and Government agencies and authorities (guaranteed and sponsored) — asset-backed	4,392	4,439	4,439
States, municipalities and political subdivisions	13,152	13,489	13,489
International governments	999	1,053	1,053
Public utilities	4,500	4,577	4,577
All other corporate bonds including international	29,618	29,621	29,621
All other mortgage-backed and asset-backed securities	27,221	26,015	26,015
Redeemable preferred stock	6	6	6

Total fixed maturities	80,724	80,055	80,055

Equity Securities
Common stocks
Utilities	1	1	1
Banks, trusts & insurance companies	3	3	3
Industrial, miscellaneous and all other	328	514	514
Non-redeemable preferred stocks	2,279	2,077	2,077

Total equity securities, available-for-sale	2,611	2,595	2,595
Total equity securities, held for trading	30,489	36,182	36,182

Total equity securities	33,100	38,777	38,777

Real Estate	35	35	35

Other Investments
Mortgage loans on real estate	5,410	5,407	5,410
Short-term investments	1,602	1,602	1,602
Policy loans	2,061	2,061	2,061
Investments in partnerships and trusts	2,566	2,566	2,566
Futures, options and miscellaneous	407	580	580

Total other investments	12,046	12,216	12,219

Total investments	$125,905	$131,083	$131,086

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)

(In millions)	As of December 31,
Condensed Balance Sheets	2007	2006

Assets
Other assets	$1,414	$1,037
Investment in affiliates	23,120	22,761

Total assets	$24,534	$23,798

Liabilities and Stockholders’ Equity
Net payable to affiliates	$663	$596
Short-term debt (includes current maturities of long-term debt)	1,328	599
Long-term debt	2,811	3,265
Other liabilities	528	462

Total liabilities	5,330	4,922
Total stockholders’ equity	19,204	18,876

Total liabilities and stockholders’ equity	$24,534	$23,798

(In millions)	For the years ended December 31,
Condensed Statements of Operations	2007	2006	2005

Interest expense (net of interest income)	$217	$198	$169
Other expenses	22	44	14

Loss before income taxes and earnings of subsidiaries	(239)	(242)	(183)
Income tax benefit	(83)	(84)	(63)

Loss before earnings of subsidiaries	(156)	(158)	(120)
Earnings of subsidiaries	3,105	2,903	2,394

Net income	$2,949	$2,745	$2,274

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)

(In millions)	For the years ended December 31,
Condensed Statements of Cash Flows	2007	2006	2005

Operating Activities
Net income	$2,949	$2,745	$2,274
Undistributed earnings of subsidiaries	(1,422)	(2,366)	(1,904)
Change in operating assets and liabilities	18	(74)	(304)

Cash provided by operating activities	1,545	305	66

Investing Activities
Net sale (purchase) of short-term investments	(76)	(292)	63
Capital contributions to subsidiaries	(127)	(527)	(22)

Cash provided by (used for) investing activities	(203)	(819)	41

Financing Activities
Issuance of shares from equity unit contracts	—	1,020	—
Issuance of long-term debt	495	990	—
Repayment/maturity of long-term debt	(300)	(1,015)	(250)
Change in short-term debt	75	(173)	100
Proceeds from issuances of shares under incentive and stock compensation plans, net	186	147	390
Treasury stock acquired	(1,193)	—	—
Return of shares to treasury stock under incentive and stock compensation plans to treasury stock	(14)	(5)	(2)
Excess tax benefits on stock-based compensation	45	10	—
Dividends paid	(636)	(460)	(345)

Cash provided by (used for) financing activities	(1,342)	514	(107)
Net change in cash	—	—	—
Cash — beginning of year	—	—	—

Cash — end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Interest Paid	$239	$198	$170
Dividends Received from Subsidiaries	$1,668	$441	$454
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

		Future Policy
		Benefits,		Other
		Unpaid Losses		Policyholder
	Deferred Policy	and		Funds and
	Acquisition	Loss Adjustment	Unearned	Benefits
Segment [1]	Costs [2]	Expenses	Premiums	Payable

As of December 31, 2007

Life
Retail Products Group	$5,315	$961	$13	$15,443
Retirement Plans	658	333	—	5,591
Institutional Solutions Group	143	6,863	57	12,460
Individual Life	2,406	737	2	5,691
Group Benefits	69	6,331	75	317
International	1,923	42	—	39,024
Other	—	64	—	1,816

Total Life	10,514	15,331	147	80,342
Property & Casualty
Ongoing Operations
Personal Lines	566	2,042	1,909	—
Small Commercial	282	3,470	1,357	—
Middle Market	236	4,687	1,191	—
Specialty Commercial	144	6,883	944	—

Total Ongoing Operations	1,228	17,082	5,401	—
Other Operations	—	5,071	1	—

Total Property & Casualty	1,228	22,153	5,402	—
Corporate	—	—	(4)	—

Consolidated	$11,742	$37,484	$5,545	$80,342

As of December 31, 2006

Life
Retail Products Group	$4,680	$863	$6	$15,095
Retirement Plans	542	357	—	5,544
Institutional Solutions Group	111	5,925	20	11,405
Individual Life	2,111	623	3	5,343
Group Benefits	117	6,150	74	352
International	1,509	38	—	31,782
Other	—	60	—	1,790

Total Life	9,070	14,016	103	71,311
Property & Casualty
Ongoing Operations
Personal Lines	510	1,959	1,863	—
Small Commercial	286	3,421	1,348	—
Middle Market	253	4,517	1,291	—
Specialty Commercial	148	6,378	1,017	—

Total Ongoing Operations	1,197	16,275	5,519	—
Other Operations	—	5,716	3	—

Total Property & Casualty	1,197	21,991	5,522	—
Corporate	1	—	(5)	—

Consolidated	$10,268	$36,007	$5,620	$71,311

	Earned Premiums,	Net	Benefits, Losses and	Amortization of
	Fee Income and	Investment	Loss Adjustment	Deferred Policy	Other	Net Written
Segment [1]	Other	Income	Expenses	Acquisition Costs	Expenses [3]	Premiums

For the year ended December 31, 2007

Life
Retail Products Group	$3,055	$801	$820	$406	$1,221	$
Retirement Plans	242	355	249	58	170
Institutional Solutions Group	1,238	1,241	2,074	23	185
Individual Life	808	359	562	121	193
Group Benefits	4,301	465	3,109	62	1,131
International	832	131	32	214	246
Other	67	290	301	—	84

Total Life	10,543	3,642	7,147	884	3,230		N/A
Property & Casualty
Ongoing Operations
Personal Lines	4,030	249	2,697	617	402		3,947
Small Commercial	2,737	299	1,413	635	239		2,747
Middle Market	2,351	387	1,524	529	188		2,257
Specialty Commercial	1,869	504	1,090	323	557		1,484

Total Ongoing Operations	10,987	1,439	6,724	2,104	1,386		10,435
Other Operations	5	248	193	—	23		5

Total Property & Casualty	10,992	1,687	6,917	2,104	1,409		10,440
Corporate	16	30	—	1	219		N/A

Consolidated	$21,551	$5,359	$14,064	$2,989	$4,858		$10,440

For the year ended December 31, 2006

Life
Retail Products Group	$2,609	$839	$819	$973	$994	$
Retirement Plans	212	326	250	(4)	136
Institutional Solutions Group	732	1,003	1,484	32	78
Individual Life	832	324	497	243	179
Group Benefits	4,149	415	3,002	41	1,101
International	701	123	3	167	208
Other	81	1,978	1,985	—	12

Total Life	9,316	5,008	8,040	1,452	2,708		N/A
Property & Casualty
Ongoing Operations
Personal Lines	3,895	228	2,478	622	409		3,877
Small Commercial	2,651	261	1,468	634	181		2,728
Middle Market	2,456	341	1,584	544	156		2,445
Specialty Commercial	1,899	395	1,112	306	465		1,608

Total Ongoing Operations	10,901	1,225	6,642	2,106	1,211		10,658
Other Operations	5	261	360	—	12		4

Total Property & Casualty	10,906	1,486	7,002	2,106	1,223		10,662
Corporate	14	21	—	—	367		N/A

Consolidated	$20,236	$6,515	$15,042	$3,558	$4,298		$10,662

For the year ended December 31, 2005

Life
Retail Products Group	$2,272	$933	$895	$740	$867	$
Retirement Plans	162	311	231	30	117
Institutional Solutions Group	624	802	1,212	32	56
Individual Life	768	305	469	206	166
Group Benefits	3,811	398	2,794	31	1,022
International	483	75	42	133	188
Other	83	4,021	4,166	—	106

Total Life	8,203	6,845	9,809	1,172	2,522		N/A
Property & Casualty
Ongoing Operations
Personal Lines	3,731	209	2,294	581	451		3,676
Small Commercial	2,421	222	1,452	596	196		2,545
Middle Market	2,354	314	1,521	537	159		2,445
Specialty Commercial	2,109	337	1,484	286	520		1,817

Total Ongoing Operations	10,615	1,082	6,751	2,000	1,326		10,483
Other Operations	4	283	212	(3)	22		4

Total Property & Casualty	10,619	1,365	6,963	1,997	1,348		10,487
Corporate	13	21	4	—	283		N/A

Consolidated	$18,835	$8,231	$16,776	$3,169	$4,153		$10,487

[1]	Segment information is presented in a manner by which The Hartford’s chief operating decision maker views and manages the business.

[2]	Also includes present value of future profits.

[3]	Includes insurance operating costs, interest and other expenses.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE

					Percentage
			Assumed		of Amount
	Gross	Ceded to Other	From Other	Net	Assumed
(In millions)	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2007

Life insurance in-force	$824,608	$216,439	$82,282	$690,451	12%

Insurance revenues
Property and casualty insurance	$11,396	$1,104	$204	$10,496	2%
Life insurance and annuities	8,360	369	188	8,179	2%
Accident and health insurance	2,315	36	85	2,364	4%

Total insurance revenues	$22,071	$1,509	$477	$21,039	2%

For the year ended December 31, 2006

Life insurance in-force	$872,536	$218,795	$48,428	$702,169	7%

Insurance revenues
Property and casualty insurance	$11,465	$1,291	$259	$10,433	2%
Life insurance and annuities	7,092	333	247	7,006	3%
Accident and health insurance	2,280	36	66	2,310	3%

Total insurance revenues	$20,837	$1,660	$572	$19,749	3%

For the year ended December 31, 2005

Life insurance in-force	$764,293	$251,853	$51,274	$563,714	9%

Insurance revenues
Property and casualty insurance	$11,356	$1,418	$218	$10,156	2%
Life insurance and annuities	6,072	403	348	6,017	6%
Accident and health insurance	2,122	52	116	2,186	5%

Total insurance revenues	$19,550	$1,873	$682	$18,359	4%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS

				Write-offs/
	Balance	Charged to Costs	Translation	Payments/	Balance
(In millions)	January 1,	and Expenses	Adjustment	Other	December 31,

2007

Allowance for doubtful accounts and other	$114	$47	$—	$(35)	$126
Allowance for uncollectible reinsurance	412	12	—	(20)	404
Accumulated depreciation of property and equipment	1,241	232	—	(78)	1,395
Valuation allowance for deferred taxes	60	(17)	—	—	43

2006

Allowance for doubtful accounts and other	$120	$35	$—	$(41)	$114
Allowance for uncollectible reinsurance	413	284	—	(285)	412
Accumulated depreciation of property and equipment	1,150	193	—	(102)	1,241
Valuation allowance for deferred taxes	44	16	—	—	60

2005

Allowance for doubtful accounts and other	$175	$28	$—	$(83)	$120
Allowance for uncollectible reinsurance	374	38	—	1	413
Accumulated depreciation of property and equipment	1,051	206	—	(107)	1,150
Valuation allowance for deferred taxes	35	9	—	—	44

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Discount	Losses and Loss Adjustment		Paid Losses and
	Deducted From	Expenses Incurred Related to:		Loss Adjustment
(In millions)	Liabilities [1]	Current Year	Prior Year	Expenses

Years ended December 31,

2007	$568	$6,869	$48	$6,290

2006	$605	$6,706	$296	$6,150

2005	$608	$6,715	$248	$6,291

[1]	Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 5.5%, 5.6%, and 5.6% for 2007, 2006 and 2005, respectively.

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

Date: February 22, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramani Ayer	Chairman, Chief Executive Officer and Director	February 22, 2008

Ramani Ayer	(Principal Executive Officer)

*	President, Chief Operating Officer and Director	February 22, 2008

Thomas M. Marra

/s/ David M. Johnson	Executive Vice President and Chief Financial Officer	February 22, 2008

David M. Johnson	(Principal Financial Officer)

/s/ Beth A. Bombara	Senior Vice President and Controller	February 22, 2008

Beth A. Bombara	(Principal Accounting Officer)

*	Director	February 22, 2008

Ramon de Oliveira

*	Director	February 22, 2008

Trevor Fetter

*	Director	February 22, 2008

Edward J. Kelly, III

*	Director	February 22, 2008

Paul G. Kirk, Jr.

*	Director	February 22, 2008

Gail J. McGovern

*	Director	February 22, 2008

Michael G. Morris

*	Director	February 22, 2008

Robert W. Selander

*	Director	February 22, 2008

Charles B. Strauss

*	Director	February 22, 2008

H. Patrick Swygert

* By:	/s/ Alan J. Kreczko
Alan J. Kreczko
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

3.02	Amended and Restated By-Laws of The Hartford, amended effective May 17, 2007 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed May 21, 2007).

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

4.09
Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-142044) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI, filed on April 11, 2007).

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

Exhibit No.	Description

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

*10.06
Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended (incorporated herein by reference to Exhibit 10.06 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006) to which John C. Walters is a signatory as of September 7, 2006.

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

*10.13	The Hartford Senior Executive Severance Pay Plan, as amended (incorporated herein by reference to Exhibit 10.07 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.14	The Hartford Executive Severance Pay Plan I, as amended (incorporated herein by reference to Exhibit 10.18 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.15	The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.16	The Hartford Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.17 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.17	The Hartford Investment and Savings Plan, as amended. †

*10.18	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).

10.19
Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility, dated August 9, 2007, among The Hartford and the syndicate of lenders named therein, including Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Wachovia Bank, N.A., as documentation agent (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed August 10, 2007).

10.20
Remarketing Agreement, dated as of May 9, 2006, between The Hartford and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co., J.P. Morgan Securities Inc., and J.P. Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed May 15, 2006).

10.21
Initial Remarketing Agreement, dated as of August 10, 2006, between The Hartford, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and J.P. Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed August 11, 2006).

Exhibit No.	Description

10.22
Form of Agreement among the Attorney General of the State of Connecticut and the Attorney General of New York and The Hartford dated May 10, 2006 (incorporated herein by reference to Exhibit 10.1 of the Hartford’s Current Report on Form 8-K, filed May 11, 2006).

10.23
Form of Order of the Securities and Exchange Commission dated November 8, 2006 (incorporated herein by reference to Exhibit 10.26 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.24
Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

10.25
Form of Assurance of Discontinuance entered into by the New York Attorney General’s Office, the Illinois Attorney General’s Office and The Hartford, dated July 23, 2007 (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed July 24, 2007).

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

24.01	Power of Attorney. †

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.02	Certification of David M. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.02	Certification of David M. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract, compensatory plan or arrangement.
†	Filed with the Securities and Exchange Commission as an exhibit to this report.

II-4