Form 10-Q
period 2008-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2008-04-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(Address of principal executive offices) (Zip Code)
(860) 547-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2008, there were outstanding 314,712,088 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month period ended March 31, 2008 and 2007, and changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2008 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for defined benefit pension and other postretirement plans in 2006), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 24, 2008

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions, except for per share data)	2008	2007
	(Unaudited)
Revenues
Earned premiums	$3,843	$3,831
Fee income	1,337	1,282
Net investment income (loss)
Securities available-for-sale and other	1,193	1,273
Equity securities held for trading	(3,578)	210

Total net investment income (loss)	(2,385)	1,483
Other revenues	120	117
Net realized capital gains (losses)	(1,371)	46

Total revenues	1,544	6,759

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,357	3,333
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	(3,578)	210
Amortization of deferred policy acquisition costs and present value of future profits	468	872
Insurance operating costs and expenses	950	888
Interest expense	67	63
Other expenses	189	181

Total benefits, losses and expenses	1,453	5,547
Income before income taxes	91	1,212
Income tax expense (benefit)	(54)	336

Net income	$145	$876

Earnings per share
Basic	$0.46	$2.74
Diluted	$0.46	$2.71

Weighted average common shares outstanding	313.8	319.6
Weighted average common shares outstanding and dilutive potential common shares	315.7	322.7

Cash dividends declared per share	$0.53	$0.50

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for per share data)	2008	2007
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $79,792 and $80,724)	$76,611	$80,055
Equity securities, held for trading, at fair value (cost of $35,055 and $30,489)	37,406	36,182
Equity securities, available-for-sale, at fair value (cost of $2,706 and $2,611)	2,463	2,595
Policy loans, at outstanding balance	2,118	2,061
Mortgage loans on real estate	5,503	5,410
Other investments	3,806	3,181
Short-term investments	3,568	1,602

Total investments	131,475	131,086
Cash	2,248	2,011
Premiums receivable and agents’ balances	3,676	3,681
Reinsurance recoverables	5,210	5,150
Deferred policy acquisition costs and present value of future profits	12,819	11,742
Deferred income taxes	956	308
Goodwill	1,788	1,726
Property and equipment, net	994	972
Other assets	3,729	3,739
Separate account assets	181,273	199,946

Total assets	$344,168	$360,361

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$22,150	$22,153
Life	15,544	15,331
Other policyholder funds and benefits payable	46,460	44,190
Other policyholder funds and benefits payable — International variable annuities	37,376	36,152
Unearned premiums	5,551	5,545
Short-term debt	1,364	1,365
Long-term debt	3,618	3,142
Consumer notes	971	809
Other liabilities	12,025	12,524
Separate account liabilities	181,273	199,946

Total liabilities	326,332	341,157

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, $0.01 par value — 750,000,000 shares authorized, 329,943,243 and 329,951,138 shares issued	3	3
Additional paid-in capital	6,581	6,627
Retained earnings	14,661	14,686
Treasury stock, at cost — 15,408,078 and 16,108,895 shares	(1,184)	(1,254)
Accumulated other comprehensive loss, net of tax	(2,225)	(858)

Total stockholders’ equity	17,836	19,204

Total liabilities and stockholders’ equity	$344,168	$360,361

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
(In millions, except for share data)	2008	2007
	(Unaudited)
Common Stock and Additional Paid-in Capital
Balance at beginning of period	$6,630	$6,324
Issuance of shares under incentive and stock compensation plans	(50)	92
Tax benefit on employee stock options and awards	4	22

Balance at end of period	6,584	6,438

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting changes, net of tax	14,686	12,421
Cumulative effect of accounting changes, net of tax	(3)	(41)

Balance at beginning of period, as adjusted	14,683	12,380
Net income	145	876
Dividends declared on common stock	(167)	(161)

Balance at end of period	14,661	13,095

Treasury Stock, at Cost
Balance at beginning of period	(1,254)	(47)
Treasury stock acquired	—	(800)
Issuance of shares under incentive and stock compensation plans from treasury stock	87	—
Return of shares under incentive and stock compensation plans to treasury stock	(17)	(12)

Balance at end of period	(1,184)	(859)

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of period	(858)	178
Total other comprehensive loss	(1,367)	(1)

Balance at end of period	(2,225)	177

Total stockholders’ equity	$17,836	$18,851

Outstanding Shares (in thousands)
Balance at beginning of period	313,842	323,315
Treasury stock acquired	—	(8,439)
Issuance of shares under incentive and stock compensation plans	930	1,620
Return of shares under incentive and stock compensation plans to treasury stock	(237)	(125)

Balance at end of period	314,535	316,371

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(in millions)	2008	2007
	(Unaudited)
Comprehensive Income (Loss)
Net income	$145	$876

Other comprehensive income (loss)
Change in net unrealized gain/loss on securities	(1,606)	(46)
Change in net gain/loss on cash-flow hedging instruments	90	27
Change in foreign currency translation adjustments	142	9
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	7	9

Total other comprehensive loss	(1,367)	(1)

Total comprehensive income (loss)	$(1,222)	$875

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions)	2008	2007
	(Unaudited)
Operating Activities
Net income	$145	$876
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	468	872
Additions to deferred policy acquisition costs and present value of future profits	(956)	(1,056)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	189	250
Reinsurance recoverables	54	37
Receivables and other assets	(60)	(82)
Payables and accruals	(525)	120
Accrued and deferred income taxes	(154)	347
Net realized capital (gains) losses	1,371	(46)
Net receipts (to) from investment contracts credited to policyholder accounts associated with equity securities, held for trading	(3,175)	1,323
Net (increase) decrease in equity securities, held for trading	3,036	(1,132)
Depreciation and amortization	190	112
Other, net	(16)	(316)

Net cash provided by operating activities	567	1,305

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,020	9,126
Equity securities, available-for-sale	48	265
Mortgage loans	118	164
Partnerships	28	48
Payments for the purchase of:
Fixed maturities, available-for-sale	(9,038)	(10,252)
Equity securities, available-for-sale	(180)	(345)
Mortgage loans	(210)	(861)
Partnerships	(162)	(309)
Purchase price of businesses acquired	(94)	—
Change in policy loans, net	(57)	(48)
Change in payables for collateral under securities lending, net	93	1,199
Change in all other securities, net	(319)	(122)
Additions to property and equipment, net	(67)	(61)

Net cash used for investing activities	(1,820)	(1,196)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,707	8,445
Withdrawals and other deductions from investment and universal life-type contracts	(6,499)	(7,047)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	1,677	(767)
Issuance of long-term debt	496	495
Payments on capital lease obligations	(26)	—
Change in short-term debt	—	(131)
Proceeds from issuance of consumer notes	162	177
Proceeds from issuance of shares under incentive and stock compensation plans	19	74
Treasury stock acquired	—	(800)
Return of shares under incentive and stock compensation plans to treasury stock	(17)	(12)
Dividends paid	(169)	(162)

Net cash provided by financing activities	1,350	272
Foreign exchange rate effect on cash	140	(15)
Net increase in cash	237	366
Cash — beginning of period	2,011	1,424

Cash — end of period	$2,248	$1,790

Supplemental Disclosure of Cash Flow Information
Net Cash Paid (Received) During the Period For:
Income taxes	$—	$(10)
Interest	$45	$36
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
The accompanying condensed consolidated financial statements and notes as of March 31, 2008, and for the three months ended March 31, 2008 and 2007 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2007 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Use of Estimates
The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2007 Form 10-K Annual Report.
Adoption of New Accounting Standards
Fair Value Measurements
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which was issued by the Financial Accounting Standards Board (“FASB”) in September 2006. The Company also adopted on January 1, 2008 the SFAS 157 related FASB Staff Positions (“FSPs”) described below. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed (an exit price). An exit price valuation will include margins for risk even if they are not observable. As the Company is released from risk, the margins for risk will also be released through net realized capital gains (losses) in net income. SFAS 157 provides guidance on how to measure fair value, when required, under existing accounting standards. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2, and 3”).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The Company applied the provisions of SFAS 157 prospectively to financial assets and financial liabilities that are required to be measured at fair value under existing U.S. GAAP. The Company also recorded in opening retained earnings the cumulative effect of applying SFAS 157 to certain customized derivatives measured at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). See Note 4 for additional information regarding SFAS 157. Specifically, see the SFAS 157 Transition discussion within Note 4 for information regarding the effects of applying SFAS 157 on the Company’s condensed consolidated financial statements in the first quarter of 2008.
In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases and the adoption of FSP FAS 157-1 did not have an impact on the Company’s condensed consolidated financial statements.
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of applicable nonfinancial assets and nonfinancial liabilities to which FSP FAS 157-2 applies include, but are not limited to:
•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value;

•
Reporting units measured at fair value in the goodwill impairment test as described in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable; and

•	Nonfinancial long-lived assets measured at fair value for impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities shall report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Companies shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. On January 1, 2008, the Company did not elect to apply the provisions of SFAS 159 to financial assets and liabilities.
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
Future Adoption of New Accounting Standards
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement amends and expands disclosures about an entity’s derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009.
Income Taxes
The effective tax rate for the three months ended March 31, 2008 and 2007 was (59)% and 28%, respectively. The negative effective tax rate in 2008 is a result of a tax benefit on pre-tax income, whereas 2007’s effective tax rate is a result of a tax expense on pre-tax income. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $41 and $44 related to the separate account DRD in the three months ended March 31, 2008 and 2007, respectively.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007, that had purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $3 and $3 related to separate account FTC in the three months ended March 31, 2008 and 2007, respectively.
The Company’s unrecognized tax benefits increased by $12 during the first three months of 2008 as a result of tax positions expected to be taken on its 2008 tax return, bringing the total unrecognized tax benefits to $88 as of March 31, 2008. This entire amount, if it were recognized, would lower the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). During 2005, the IRS commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed during 2008. The 2004 through 2006 examination will begin in 2008.
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Net		Per Share
March 31, 2008	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$145	313.8	$0.46

Diluted Earnings per Share
Stock compensation plans	—	1.9

Net income available to common shareholders plus assumed conversions	$145	315.7	$0.46

	Net		Per Share
March 31, 2007	Income	Shares	Amount

Basic Earnings per Share
Net income available to common shareholders	$876	319.6	$2.74

Diluted Earnings per Share
Stock compensation plans	—	3.1

Net income available to common shareholders plus assumed conversions	$876	322.7	$2.71

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
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment. For the three months ended March 31, 2008 and 2007, AARP accounted for earned premiums of $687 and $653, respectively, in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. Earned premiums assumed (ceded) under the inter-segment arrangements were as follows:

	Three Months Ended
Net assumed (ceded) earned premiums under	March 31,
inter-segment arrangements	2008	2007
Personal Lines	$(1)	$(2)
Small Commercial	(8)	(8)
Middle Market	(8)	(8)
Specialty Commercial	17	18

Total	$—	$—

Financial Measures and Other Segment Information
For further discussion of the types of products offered by each segment, see Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2007 Form 10-K Annual Report.
One of the measures of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Within Property & Casualty, net income is a measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, net servicing and other income, other expenses, and related income taxes is net income.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following tables present revenues and net income (loss). Underwriting results are presented for the Personal Lines, Small Commercial, Middle Market and Specialty Commercial segments, while net income is presented for each of Life’s reporting segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.

	Three Months Ended
	March 31,
Revenues	2008	2007
Life
Retail [1]	$176	$923
Retirement Plans	122	141
Institutional	304	517
Individual Life	256	296
Group Benefits	1,144	1,205
International [1]	147	205
Other	11	74

Total Life segment revenues [1]	2,160	3,361
Net investment income (loss) on equity securities held for trading [2]	(3,578)	210

Total Life [1]	(1,418)	3,571
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines	983	953
Small Commercial	687	681
Middle Market	576	605
Specialty Commercial	367	384

Total Ongoing Operations earned premiums	2,613	2,623
Other Operations earned premiums	1	—
Other revenues [3]	120	118
Net investment income	365	413
Net realized capital gains (losses)	(152)	23

Total Property & Casualty	2,947	3,177
Corporate	15	11

Total revenues [1]	$1,544	$6,759

[1]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 and $34 for Retail and International, respectively. For further discussion of the SFAS 157 transition impact, refer to Note 4.

[2]
Management does not include net investment income and the mark-to-market effects of equity securities held for trading supporting the international variable annuity business in its segment revenues since corresponding amounts are credited to policyholders.

[3]	Represents servicing revenue.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	Three Months Ended
	March 31,
Net Income (Loss)	2008	2007
Life
Retail [1]	$(77)	$200
Retirement Plans	(5)	22
Institutional	(120)	33
Individual Life	20	52
Group Benefits	46	69
International [1]	8	54
Other	(27)	8

Total Life [1]	(155)	438
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	105	130
Small Commercial	119	84
Middle Market	51	33
Specialty Commercial	43	46

Total Ongoing Operations underwriting results	318	293
Net servicing income [2]	(1)	11
Net investment income	310	351
Net realized capital gains (losses)	(134)	17
Other expenses	(57)	(60)
Income tax expense	(124)	(183)

Ongoing Operations	312	429
Other Operations	14	32

Total Property & Casualty	326	461
Corporate	(26)	(23)

Net income [1]	$145	$876

[1]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $11 for Retail and International, respectively. For further discussion of the SFAS 157 adoption impact, refer to Note 4.

[2]	Net of expenses related to service business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s condensed consolidated financial statements: fixed maturities, equity securities, short-term investments, freestanding and embedded derivatives, and separate account assets. These fair value disclosures include information regarding the valuation of the Company’s guaranteed benefits products and the impact of the adoption of SFAS 157, followed by the fair value measurement and disclosure requirements of SFAS 157.
Accounting for Guaranteed Benefits Offered With Variable Annuities
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Those benefits are accounted for under SFAS 133 or AICPA Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Guaranteed minimum benefits often meet the definition of an embedded derivative under SFAS 133 as they have notional amounts (the guaranteed balance) and underlyings (the investment fund options), they require no initial net investment and they may have terms that require or permit net settlement. However, certain guaranteed minimum benefits settle only upon a single insurable event, such as death (guaranteed minimum death benefits or “GMDB”) or living (life contingent portion of guaranteed minimum withdrawal benefits or “GMWB”), and as such are scoped out of SFAS 133 under the “insurance contract exception”. Other guaranteed minimum benefits require settlement in the form of a long-term financing transaction, such as is typical with guaranteed minimum income benefits (“GMIB”), and as such do not meet the net settlement requirement in SFAS 133. Guaranteed minimum benefits that do not meet the requirements of SFAS 133 are accounted for as insurance benefits under SOP 03-1.
Guaranteed Benefits Accounted for at Fair Value Prior to SFAS 157
The non-life-contingent portion of the Company’s GMWBs and guaranteed minimum accumulation benefits (“GMAB”) meet the definition of an embedded derivative under SFAS 133, and as such are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income. In bifurcating the embedded derivative, the Company attributes to the derivative a portion of total fees collected from the contract holder. Those fees attributed were set equal to the present value of future claims (excluding margins for risk) expected to be paid for the guaranteed living benefit embedded derivative at the inception of the contract (the “Attributed Fees”). The excess of total fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and recorded in fee income. In subsequent valuations, both the present value of future claims expected to be paid and the present value of attributed fees expected to be collected are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.
GMWBs provide the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. For most of the Company’s GMWB “for life riders”, the GRB is reset on an annual basis to the maximum anniversary account value, subject to a cap. If the GRB exceeds the account value for any policy, the contract is “in-the-money” by the difference between the GRB and the account value.
During the first quarter of 2007, the Company launched a GMAB rider attached to certain Japanese variable annuity contracts. The GMAB provides the policyholder with the GRB if the account value is less than premiums after an accumulation period, generally 10 years, and if the account value has not dropped below 80% of the initial deposit at which point a GMIB can be exercised. The GRB is generally equal to premiums less surrenders.
Derivatives That Hedge Capital Markets Risk for Guaranteed Minimum Benefits Accounted for as Derivatives
Changes in capital markets or policyholder behavior may increase or decrease the Company’s exposure to benefits under the guarantees. The Company uses derivative transactions, including GMWB reinsurance (described below) which meets the definition of a derivative under SFAS 133 and customized derivative transactions, to mitigate some of that exposure. Derivatives are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income.
GMWB Reinsurance
For all U.S. GMWB contracts in effect through July 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all of the Company’s reinsurance capacity was utilized as of the third quarter of 2003. Substantially all U.S. GMWB riders sold since July 2003 are not covered by reinsurance.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Customized Derivatives
In June and July of 2007, the Company entered into two customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing these derivatives, the initial difference between the transaction price and modeled value of $51 was deferred in accordance with EITF 02-3 and included in other assets in the condensed consolidated balance sheets.
Other Derivative Instruments
The Company uses other hedging instruments to hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets.
Adoption of SFAS 157 for Guaranteed Benefits Offered With Variable Annuities That are Required to be Fair Valued
Fair values for GMWB and GMAB contracts and the related reinsurance and customized derivatives that hedge certain equity markets exposure for GMWB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. Below is a description of the Company’s fair value methodologies for guaranteed benefit liabilities, the related reinsurance and customized derivatives, all accounted for under SFAS 133, prior to the adoption of SFAS 157 and subsequent to adoption of SFAS 157.
Pre-SFAS 157 Fair Value
Prior to January 1, 2008, the Company used the guidance prescribed in SFAS 133 and other related accounting literature on fair value which represented the amount for which a financial instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. However, under that accounting literature, when an estimate of fair value was made for liabilities where no market observable transactions exist for that liability or similar liabilities, market risk margins were only included in the valuation if the margin was identifiable, measurable and significant. If a reliable estimate of market risk margins was not obtainable, the present value of expected future cash flows under a risk neutral framework, discounted at the risk free rate of interest, was the best available estimate of fair value in the circumstances (“Pre-SFAS 157 Fair Value”).
The Pre-SFAS 157 Fair Value was calculated based on actuarial and capital market assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels were used. Estimating these cash flows involved numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumed expected returns based on:
•	risk-free rates as represented by the current LIBOR forward curve rates;
•	forward market volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data;
•	correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date;
•	three years of history for fund regression; and
•	current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Fair Value Under SFAS 157
The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium; and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives required to be fair valued. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. Release of risk margins will be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.
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

•
Behavior Risk Margin. This component adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior used in the Pre-SFAS 157 model could differ from actual experience. The Behavior Risk Margin is calculated by taking the difference between adverse policyholder behavior assumptions and the best estimate assumptions used in the Pre-SFAS 157 model using interest rate and volatility assumptions that the Company believes market participants would use in developing risk margins. The adverse assumptions incorporate adverse dynamic lapse behavior, greater utilization of the withdrawal features, and the potential for contract holders to shift their investment funds into more aggressive investments when allowed.

SFAS 157 Transition
The Company applied the provisions of SFAS 157 prospectively to financial instruments that are recorded at fair value including guaranteed living benefits that are required to be fair valued. The Company also applied the provisions of SFAS 157 using limited retrospective application (i.e., cumulative effect adjustment through opening retained earnings) to certain customized derivatives historically measured at fair value in accordance with EITF 02-3.
The impact on January 1, 2008 of adopting SFAS 157 for guaranteed benefits accounted for under SFAS 133 and the related reinsurance was a reduction to net income of $220, after the effects of DAC amortization and income taxes. In addition, net realized capital gains and losses that will be recorded in 2008 and future years are also likely to be more volatile than amounts recorded in prior years.
Moreover, the adoption of SFAS 157 will result in lower variable annuity fee income for new business issued in 2008 as fees attributed to the embedded derivative will increase consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative.
The Company also recognized a decrease in opening retained earnings of $51 in relation to the loss deferred in accordance with EITF 02-3 on customized derivatives used to hedge a portion of the GMWB risk. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $41 was recorded as an increase in opening retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses) in net income. After amortization of DAC and the effect of income taxes, the impact on opening retained earnings is a decrease of $3.
The Company’s adoption of SFAS 157 did not materially impact the fair values of other financial instruments, including, but not limited to, other derivative instruments used to hedge guaranteed minimum benefits.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The SFAS 157 transition amounts, before the effects of DAC amortization and income taxes, as of January 1, 2008 are shown below by type of guaranteed benefit liability and derivative asset.
SFAS 157 Transition Adjustment for Guaranteed Benefit Liabilities and Derivative Assets
As of January 1, 2008

			Transition
			Adjustment
	SFAS 157	Pre-SFAS 157	Gain (Loss)
	Fair Value	Fair Value	[Before tax and
	Asset (Liability)	Asset (Liability)	DAC amortization]
Guaranteed Benefits
U.S. Guaranteed Minimum Withdrawal Benefits	$(1,114)	$(553)	$(561)
Non-Life Contingent Portion of “for Life” Guaranteed Minimum Withdrawal Benefits
U.S. Riders	(319)	(154)	(165)
International Riders	(17)	(7)	(10)

Total	(336)	(161)	(175)
International Guaranteed Minimum Accumulation Benefits	(22)	2	(24)

Total Guaranteed Benefits	(1,472)	(712)	(760)
GMWB Reinsurance	238	128	110

Total	$(1,234)	$(584)	$(650)

The transition adjustment as of January 1, 2008 was comprised of the following amounts by transition component:

Transition
Adjustment
Gain (Loss)
[Before tax and
DAC amortization]
Actively-Managed Volatility Adjustment	$(100)
Credit Standing Adjustment	4
Market Illiquidity Premium	(194)
Behavior Risk Margin	(360)

Total SFAS 157 Transition Adjustment before tax and DAC amortization	$(650)

Fair Value Disclosures
The following section applies the SFAS 157 fair value hierarchy and disclosure requirements to the Company’s financial instruments that are carried at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury securities, certain mortgage backed securities, and exchange traded equity and derivative securities.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit swap contracts.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”), including ABS backed by sub-prime loans, and private placement debt and equity securities. Embedded derivatives and complex derivatives securities, including equity derivatives, longer dated interest rate swaps and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is no observable market for these assets and liabilities, considerable judgment is used to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the Company’s assets and liabilities that are carried at fair value, by SFAS 157 hierarchy level, as of March 31, 2008:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$76,611	$864	$59,300	$16,447
Equity securities, held for trading	37,406	1,451	35,955	—
Equity securities, available-for-sale	2,463	266	912	1,285
Other investments [1]	1,094	—	341	753
Short-term investments	3,568	311	3,257	—
Reinsurance recoverables [2]	291	—	—	291
Separate account assets [3] [7]	169,569	137,431	31,558	580

Total assets accounted for at fair value on a recurring basis	$291,002	$140,323	$131,323	$19,356

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable [4]	$(2,058)	$—	$—	$(2,058)
Other liabilities [5]	(342)	—	(253)	(89)
Consumer notes [6]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(2,404)	$—	$(253)	$(2,151)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At March 31, 2008, $354 was the amount of cash collateral liability that was netted against the derivative asset value on the condensed consolidated balance sheet and is excluded from the table above. See footnote 5 below for derivative liabilities.

[2]	Represents the GMWB reinsurance derivative described in the SFAS 157 Transition section of this Note.

[3]	Pursuant to the conditions set forth in SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

[4]
Represents GMWB, GMAB and funding agreement-backed equity-linked note embedded derivatives reported in Other Policyholder Funds and Benefits Payable on the Company’s condensed consolidated balance sheet.

[5]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[6]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

[7]	Excludes $11 billion of investments sales receivable net of investment purchases payable that are not subject to SFAS 157.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e. g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs.
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion of SFAS 157 reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair of values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Fixed Maturity, Short-Term, and Equity Securities, Available for Sale
The fair value of fixed maturity, short term, and equity securities, available for sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.
Prices from third party pricing services are often unavailable for securities that are rarely traded or traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice per year, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2 or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.
Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix-priced securities, primarily consisting of certain private placement debt, are also classified as Level 3. The matrix pricing of certain private placement debt includes significant non-observable inputs, the internally determined credit rating of the security and an externally provided credit spread.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of March 31, 2008.

		% of Total
	Fair Value	Fair Value
ABS	$6,125	34.5%
Corporate — matrix priced	4,647	26.2%
Corporate — other	3,281	18.5%
CMBS	1,964	11.1%
Preferred stock	1,008	5.7%
Other	707	4.0%

Total Level 3 securities	$17,732	100.0%

•
ABS primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market along with bank loan collateralized loan obligations (“CLOs”) which are primarily priced by independent brokers.

•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate-other primarily represents broker-priced securities which are thinly traded and privately negotiated transactions.

•	CMBS primarily represents CMBS collateralized debt obligations (“CDOs”) securities classified as Level 3 due to the illiquidity of this sector.

•	Preferred stock primarily represents illiquid perpetual preferred security transactions.
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of March 31, 2008, 97% of derivatives based upon notional values were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
Derivative instruments classified as Level 1 include futures and certain option contracts which are traded on active exchange markets.
Derivative instruments classified as Level 2 primarily include interest rate, currency and certain credit default swaps. The derivative valuations are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Derivative instruments classified as Level 3 include complex derivatives, such as equity options and swaps, interest rate derivatives which have interest rate optionality, certain credit default swaps, and long-dated interest rate swaps. Also included in Level 3 classification for derivatives are customized equity swaps that hedge the GMWB liabilities. Additional information on the customized transactions is provided under the “Accounting for Guaranteed Benefits Offered With Variable Annuities” section of this Note 4. These derivative instruments are valued using pricing models which utilize both observable and unobservable inputs and, to a lesser extent, broker quotations. A derivative instrument containing Level 1 or Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has as least one significant Level 3 input.
The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated assets and liabilities. Therefore the realized and unrealized gains and losses on derivatives reported in Level 3 may not reflect the offsetting impact of the realized and unrealized gains and losses of the associated assets and liabilities.
GMWB Reinsurance Derivative
The fair value of the GMWB reinsurance derivative is calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note. The fair value of the GMWB reinsurance derivative is modeled using significant unobservable policyholder behavior inputs, such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the GMWB reinsurance derivative is categorized as Level 3.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Separate Account Assets
Separate account assets are primarily invested in mutual funds but also have investments in fixed maturity and equity securities. The separate account investments are valued in the same manner, and using the same pricing sources and inputs, as the fixed maturity, equity security, and short-term investments of the Company. Open-ended mutual funds are included in Level 1. Most debt securities and short-term investments are included in Level 2. Level 3 assets include less liquid securities, such as highly structured and/or lower quality ABS and CMBS, ABS backed by sub-prime loans, and any investment priced solely by broker quotes.
GMWB and GMAB Embedded Derivatives (in Other Policyholder Funds and Benefits Payable)
The fair value of GMWB and GMAB embedded derivatives, reported in Other Policyholder Funds and Benefits Payable on the Company’s condensed consolidated balance sheet, are calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note. The fair value of GMWB and GMAB embedded derivatives are modeled using significant unobservable policyholder behavior inputs, such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the GMWB and GMAB embedded derivatives are categorized as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The table below provides a fair value roll forward from January 1, 2008 to March 31, 2008 for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine fair value are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the table below include changes in fair value due partly to observable and unobservable factors.
Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

							Changes in
							unrealized
							gains (losses)
							included in net
		Total					income related
		realized/unrealized				SFAS 157	to financial
		gains (losses)		Purchases,	Transfers	Fair value	instruments
	SFAS 157 Fair	included in:		issuances,	in and/or	as of	still held at
	value as of	Net income	AOCI	and	(out) of	March 31,	March 31,
	January 1, 2008	[3], [4]	[6]	settlements	Level 3	2008	2008 [4]
Assets
Fixed maturities	$17,996	$(103)	$(1,110)	$973	$(1,309)	$16,447	$(78)
Equity securities, available-for-sale	1,339	(5)	(119)	91	(21)	1,285	(4)
Freestanding derivatives [5]	254	79	3	221	107	664	179
Reinsurance recoverable [1], [3]	238	48	—	5	—	291	48
Separate accounts [7]	701	(78)	—	77	(120)	580	(72)

Liabilities
Embedded derivatives reported in other policyholder funds and benefits payable [2], [3]	$(1,517)	$(517)	$—	$(24)	$—	$(2,058)	$(517)
Consumer notes	(5)	1	—	—	—	(4)	1

[1]	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

[2]
The January 1, 2008 fair value of $1,517 includes $1,472 for guaranteed living benefits that are required to be fair valued as detailed in the SFAS 157 Transition section of this Note 4. The remaining $45 relates to other financial instruments that were accounted for using fair value hedge accounting treatment under SFAS 133, and equity-linked notes which had no transitional adjustment.

[3]
The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[4]
All amounts in these columns are reported in net realized capital gains/losses except for $1 which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[5]
The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported on the condensed consolidated balance sheet in other investments and other liabilities.

[6]	AOCI refers to “Accumulated other comprehensive income” in the condensed consolidated statement of comprehensive income (loss). All amounts are before income taxes and amortization of DAC.

[7]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

	March 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Bonds and Notes
ABS	$9,555	$29	$(1,210)	$8,374	$9,515	$33	$(633)	$8,915
CMOs
Agency backed	1,023	34	(6)	1,051	1,191	32	(4)	1,219
Non-agency backed	512	1	(30)	483	525	4	(3)	526
CMBS	16,681	220	(1,845)	15,056	17,625	244	(838)	17,031
Corporate	34,548	1,105	(1,626)	34,027	34,118	1,022	(942)	34,198
Government/Government agencies
Foreign	997	62	(11)	1,048	999	59	(5)	1,053
United States	1,296	54	—	1,350	836	22	(3)	855
MBS	2,273	27	(10)	2,290	2,757	26	(20)	2,763
States, municipalities and political subdivisions	12,907	354	(329)	12,932	13,152	427	(90)	13,489
Redeemable preferred stock	—	—	—	—	6	—	—	6

Total fixed maturities	$79,792	$1,886	$(5,067)	$76,611	$80,724	$1,869	$(2,538)	$80,055

As of March 31, 2008 and December 31, 2007, under terms of securities lending programs, the fair value of loaned securities was approximately $4.1 billion and $4.3 billion, respectively, and was included in fixed maturities, equities, available-for-sale, and short-term investments in the condensed consolidated balance sheets.
Variable Interest Entities (“VIE”)
The Company is involved with variable interest entities as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee, and holding ownership or other investment interests in the entities.
VIEs may or may not be consolidated on the Company’s condensed consolidated financial statements. When the Company is the primary beneficiary of the VIE, all of the assets of the VIE are consolidated into the Company’s financial statements. The Company also reports a liability for the portion of the VIE that represents the minority interest of other investors in the VIE. When the Company concludes that it is not the primary beneficiary of the VIE, the fair value of the Company’s investment in the VIE is recorded in the Company’s financial statements.
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss.
As of March 31, 2008 and December 31, 2007, the Company had relationships with seven VIEs where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	March 31, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss	Assets	Liabilities [1]	to Loss
CLOs [2]	$347	$40	$311	$128	$47	$107
Limited partnerships	304	50	254	309	47	262
Other investments [3]	364	73	329	377	71	317

Total	$1,015	$163	$894	$814	$165	$686

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]
Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee as well as two investment structures that are backed by preferred securities.

As of March 31, 2008 and December 31, 2007, the Company also held variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for less than two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of March 31, 2008 and December 31, 2007 was $504 and $150, respectively.
As of December 31, 2007, Hartford Investment Management Company (“HIMCO”) was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $86 (Life realized $50 and Property and Casualty realized $36) before-tax from the termination of these CLOs. In connection with the restructuring, the Company purchased interests in two of the resulting VIEs. The Company is the primary beneficiary for one of the resulting VIEs.

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
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability of cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge), or (5) held for other investment and/or risk management purposes, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting.
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois, and the State of New York insurance departments.
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 4 of Notes to Consolidated Financial Statements included in The Hartford’s 2007 Form 10-K Annual Report.
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position, taking into account income accruals and cash collateral held, for each derivative counterparty by legal entity and are presented as follows:

	March 31, 2008		December 31, 2007
		Liability		Liability
	Asset Values	Values	Asset Values	Values
Fixed maturities, available-for-sale	$—	$2	$—	$—
Other investments	1,094	—	528	—
Reinsurance recoverables	291	—	128	—
Other policyholder funds and benefits payable	—	2,008	2	737
Consumer notes	—	4	—	5
Other liabilities	—	342	—	617

Total	$1,385	$2,356	$658	$1,359

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash-flow hedges	$7,463	$(65)	$6,637	$(205)
Fair-value hedges	4,590	(80)	4,922	(41)
Other investment and risk management activities	100,074	(826)	99,796	(455)

Total	$112,127	$(971)	$111,355	$(701)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The increase in notional amount since December 31, 2007, is primarily due to an increase in notional of derivatives associated with GMWB and GMAB riders, partially offset by a decline in notional of credit derivatives. The circumstances giving rise to the changes in notional related to these components are as follows:
•
The Company offers certain variable annuity products with GMWB and GMAB riders, which are accounted for as embedded derivatives. For further discussion on the GMWB and GMAB riders, refer to Note 7 of Notes to Condensed Consolidated Financial Statements. The increase in derivatives associated with GMWB riders is primarily due to additional product sales. Embedded derivatives associated with GMAB riders increased in value primarily due to additional product sales as well as appreciation of the Japanese yen as compared to the U.S. dollar.

•
The notional amount related to credit derivatives declined since December 31, 2007, primarily due to terminations and maturities of credit derivatives in which the Company had assumed credit exposure, partially offset by an increase in notional resulting from the purchase of additional credit protection, which reduced the overall net credit exposure assumed by the Company through credit derivatives.

The decrease in net fair value of derivative instruments since December 31, 2007, was primarily due to GMWB related derivatives, partially offset by the Japanese fixed annuity hedging instruments, credit derivatives, and interest rate derivatives. The circumstances giving rise to the changes in fair value related to these components are as follows:
•	The GMWB related derivatives decreased in fair value primarily due to the transition to SFAS 157 and liability model assumption updates for mortality.

•	The Japanese fixed annuity contract hedging instruments increased in fair value primarily due to appreciation of the Japanese yen in comparison to the U.S. dollar.

•
Credit derivatives increased in fair value primarily due to terminations and maturities of certain swaps in which the Company assumed credit exposure and which were in loss positions as of December 31, 2007, including credit default swaps, credit index swaps, and total return swaps on HIMCO managed bank loan CLOs. Also contributing to the increase in fair value was the purchase of credit protection during the first quarter of 2008, which reduced the overall net credit exposure assumed by the Company through credit derivatives.

•	Interest rate derivatives increased in value primarily due to the decline in interest rates.
Ineffectiveness on hedges that qualify for hedge accounting and the total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in earnings before tax and are presented in the following table.

	Three Months Ended
	March 31,
	2008	2007
Ineffectiveness on cash-flow hedges	$1	$1
Ineffectiveness on fair-value hedges	1	—
Total change in value for non-qualifying strategies	(739)	16

Net earnings impact, before tax	$(737)	$17

The total change in value for non-qualifying strategies, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). The circumstances giving rise to the changes in these non-qualifying strategies are as follows:
•
For the three months ended March 31, 2008, net losses were primarily comprised of net losses on GMWB related derivatives and net losses on credit derivatives, partially offset by gains on the Japanese fixed annuity hedging instruments. The net losses on GMWB rider embedded derivatives were primarily due to the transition to SFAS 157 and liability model assumption updates for mortality. The net losses on credit derivatives, including credit default swaps, credit index swaps, and total return swaps, were due to credit spreads widening. The net gains on the Japanese fixed annuity hedging instruments were primarily due to appreciation of the Japanese yen in comparison to the U.S. dollar.

•
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
As of March 31, 2008, the before tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $(21). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is five years. For the three months ended March 31, 2008 and 2007, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits by Life and Property & Casualty were as follows:
Life
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2008	2007
Balance, January 1, before cumulative effect of accounting change, pre-tax	$10,514	$9,071
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	—	(79)

Balance, January 1, as adjusted	10,514	8,992
Deferred costs	428	524
Amortization — Deferred policy acquisition costs and present value of future profits [2]	55	(344)
Adjustments to unrealized gains and losses on securities available-for-sale and other	368	(25)
Effect of currency translation adjustment	221	12

Balance, March 31	$11,586	$9,159

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.

[2]
The decrease in amortization from the prior year period is due to lower actual gross profits resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 4.

Property & Casualty

	2008	2007
Balance, January 1	$1,228	$1,197
Deferred costs	528	532
Amortization — Deferred policy acquisition costs	(523)	(528)

Balance, March 31	$1,233	$1,201

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three months ended March 31, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death, withdrawal, income, accumulation, and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that your policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death and income benefits are offered in various forms as described in further detail throughout this Note 7. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”), Japan GMDB/guaranteed minimum income benefits (“GMIB”), and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB [1]	UL Secondary Guarantees [1]
Liability balance as of December 31, 2007	$529	$42	$19
Incurred	44	6	2
Paid	(37)	(6)	—
Currency translation adjustment	—	5	—

Liability balance as of March 31, 2008	$536	$47	$21

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $332 as of March 31, 2008. The reinsurance recoverable asset related to the Japan GMDB was $9 as of March 31, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $11 as of March 31, 2008.

	U.S. GMDB [1]	Japan GMDB/GMIB [1]	UL Secondary Guarantees [1]
Liability balance as of December 31,2006	$475	$35	$7
Incurred	34	4	2
Paid	(24)	—	—
Currency translation adjustment	—	—	—

Liability balance as of March 31, 2007	$485	$39	$9

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $319 as of March 31, 2007. The reinsurance recoverable asset related to the Japan GMDB was $5 as of March 31, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $8 as of March 31, 2007.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of March 31, 2008:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk	at Risk	Annuitant
MAV only	$41,540	$6,111	$1,430	65
With 5% rollup [2]	2,918	497	162	64
With Earnings Protection Benefit Rider (“EPB”) [3]	4,847	493	74	62
With 5% rollup & EPB	1,180	148	28	64

Total MAV	50,485	7,249	1,694
Asset Protection Benefit (“APB”) [4]	39,110	2,849	1,570	62
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	10,697	86	86	63
Reset [6] (5-7 years)	5,352	241	241	66
Return of Premium [7]/Other	9,568	44	42	56

Subtotal U.S. Guaranteed Minimum Death Benefits	115,212	10,469	3,633	63
Japan Guaranteed Minimum Death and Income Benefit [8]	36,777	2,795	2,151	66

Total at March 31, 2008	$151,989	$13,264	$5,784

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

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

[5]	LIB: the death benefit is the greatest of current account value, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]
Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $30.7 billion and $26.8 billion as of March 31, 2008 and December 31, 2007, respectively.

See Note 4 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
As of March 31, 2008 and December 31, 2007, the embedded derivative liability recorded for GMWB, before reinsurance or hedging, was $2.0 billion and $715, respectively. For the three months ended March 31, 2008 and 2007, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was ($1.2) billion and $65, respectively. Included in the realized gain (loss) for the three months ended March 31, 2008 was the transition adjustment as a result of adopting SFAS 157 and changes in mortality assumptions of ($626) and ($76), respectively. For further discussion of the SFAS 157 transition impact, refer to Note 4.
As of March 31, 2008 and December 31, 2007, the embedded derivative asset (liability) recorded for GMAB, was ($26) and $2, respectively. For the three months ended March 31, 2008 and 2007, the change in value of the GMAB, reported in realized gains (losses) was ($25) and $0, respectively. Included in the realized gain (loss) for the three months ended March 31, 2008 was the transition adjustment as a result of adopting SFAS 157 of ($24).
As of March 31, 2008 and December 31, 2007, $44.7 billion, or 83%, and $47.4 billion, or 83%, respectively, of account value, representing substantially all of the contracts written after July 2003 with the GMWB feature were unreinsured. In order to reduce the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. The Company uses customized derivative contracts as well as other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of March 31, 2008 and December 31, 2007 was $47.1 billion and $45.9 billion, respectively.
A GMWB and/or GMAB contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For GMWB contracts that were ‘in the money’ the Company’s exposure, after reinsurance, as of March 31, 2008 and December 31, 2007, was $730 and $146, respectively. For GMAB contracts that were ‘in the money’ the Company’s exposure, as of March 31, 2008 and December 31, 2007, was $271 and $38, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive an annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $730.
For GMAB contracts, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or by waiting until the end of the contractual deferral period of 10 years. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $271.
8. Commitments and Contingencies
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Commitments and Contingencies (continued)
The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions. The plaintiffs have appealed that decision. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005, and the plaintiffs have agreed to stay further proceedings until after the resolution of the appeal from the dismissal of the securities action.
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The Company has moved to dismiss the case.
Fair Credit Reporting Act Class Action - In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid $86.5 to eligible claimants in connection with the settlement. Some additional payments to claimants may be required to fully satisfy the Company’s obligations under the settlement, but management estimates that any such payments will not exceed $1. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained. In 2006, the Company accrued $10, the amount of the self-insured retention, which reflects the amount that management believes to be the Company’s ultimate liability under the settlement net of insurance.
Call-Center Patent Litigation - In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case has been transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. The Company disputes the allegations and intends to defend this action vigorously.
Asbestos and Environmental Claims - As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2007 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended March 31, 2008 and 2007 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$30	$32	$2	$2
Interest cost	56	51	5	5
Expected return on plan assets	(69)	(70)	(3)	(2)
Amortization of prior service credit	(2)	(3)	—	(2)
Amortization of actuarial (gain) loss	13	19	(1)	—

Net periodic benefit cost	$28	$29	$3	$3

10. Stock Compensation Plans
The Company has two primary stock-based compensation plans, The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2007 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2008, the Company issues shares from treasury in satisfaction of stock-based compensation. In 2007, the Company issued new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $18 and $20 for the three months ended March 31, 2008 and 2007, respectively. The income tax benefit recognized for stock-based compensation plans was $6 and $6 for the three months ended March 31, 2008 and 2007, respectively. The Company did not capitalize any cost of stock-based compensation. As of March 31, 2008, the total compensation cost related to non-vested awards not yet recognized was $128, which is expected to be recognized over a weighted average period of 2.2 years.
11. Debt
Senior Notes
On March 4, 2008, The Hartford issued $500 of 6.3% senior notes due March 15, 2018.
Consumer Notes
As of March 31, 2008 and December 31, 2007, $971 and $809, respectively, of consumer notes had been issued. As of March 31, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 100 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended March 31, 2008 and 2007, interest credited to holders of consumer notes was $13 and $5, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2008, compared with December 31, 2007, and its results of operations for the three months ended March 31, 2008, compared to the equivalent 2007 period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2007 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as well as Part I, Item 1A, Risk Factors in The Hartford’s 2007 Form 10-K Annual Report. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; losses due to defaults by others; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	32
Critical Accounting Estimates	33
Consolidated Results of Operations	36
Life	39
Retail	46
Retirement Plans	48
Institutional	50
Individual Life	52
Group Benefits	54
International	56
Other	58
Property & Casualty	59
Total Property & Casualty	67
Ongoing Operations	68
Personal Lines	71
Small Commercial	76
Middle Market	80
Specialty Commercial	84
Other Operations (Including Asbestos and Environmental Claims)	88
Investments	92
Investment Credit Risk	99
Capital Markets Risk Management	107
Capital Resources and Liquidity	111
Accounting Standards	115
OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments. Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 39. For further overview of Property & Casualty’s profitability and analysis, see page 59.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities; pension and other postretirement benefit obligations; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of the critical accounting estimates not discussed below, see MD&A in The Hartford’s 2007 Form 10-K Annual Report.
Valuation of Investments and Derivative Instruments
The Hartford’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of AOCI, after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Other investments primarily consist of limited partnership and other alternative investments and derivatives instruments. Limited partnerships are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Derivatives instruments are carried at fair value.
Valuation of Fixed Maturity, Short-term, and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities (“ABS”), collaterized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice per year, as of June 30 and December 31, by the private placement broker and are intended to adjust security prices for issuer-specific factors. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.

The Company performs a monthly analysis on the prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), the Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of SFAS 157, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. Based on this, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.
Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement debt, are also classified as Level 3. The matrix pricing of certain private placement debt includes significant non-observable inputs, the internally determined credit rating of the security and an externally provided credit spread.
The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by SFAS 157 hierarchy level as of March 31, 2008.

		% of Total
	Fair Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$1,441	1.7%
Significant observable inputs (Level 2)	63,469	76.8%
Significant unobservable inputs (Level 3)	17,732	21.5%

Total	$82,642	100.0%

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
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of March 31, 2008.

		% of Total
	Fair Value	Fair Value
ABS	$6,125	34.5%
Corporate — matrix priced	4,647	26.2%
Corporate — other	3,281	18.5%
Commercial mortgage-backed securities (“CMBS”)	1,964	11.1%
Preferred stock	1,008	5.7%
Other	707	4.0%

Total Level 3 securities	$17,732	100.0%

•
ABS primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market along with bank loan collateralized loan obligations (“CLOs”) which are primarily priced by independent brokers.

•	Corporate — matrix priced represents private placements securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate — other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.

•	CMBS primarily represents CMBS collateralized debt obligations (“CDOs”) securities classified as Level 3 due to the illiquidity of this sector.

•	Preferred stock primarily represents illiquid perpetual preferred security transactions.

Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of March 31, 2008 and December 31, 2007, 97% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the fair value and notional value of derivatives instruments by SFAS 157 hierarchy level as of March 31, 2008.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$1,674	$—
Significant observable inputs (Level 2)	28,625	88
Significant unobservable inputs (Level 3)	24,242	664

Total	$54,541	$752

The following table presents the fair value and notional value of the derivative instruments within the SFAS 157 Level 3 securities classification as of March 31, 2008.

	Notional Value	Fair Value
Credit derivatives	$2,176	$(459)
Interest derivatives	3,885	83
Equity derivatives	17,681	997
Other	500	43

Total Level 3	$24,242	$664

Derivative instruments classified as Level 3 include complex derivatives, primarily consisting of equity options and swaps, interest rate derivatives which have interest rate optionality, certain credit default swaps, and long-dated interest rate swaps. These derivative instruments are valued using pricing models which utilize both observable and unobservable inputs and, to a lesser extent, broker quotations. A derivative instrument that is priced using both observable and unobservable inputs will be classified as a Level 3 financial instrument in its entirety if the unobservable input is significant in developing the price.
The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated assets and liabilities.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Earned premiums	$3,843	$3,831	—
Fee income	1,337	1,282	4%
Net investment income (loss)
Securities available-for-sale and other	1,193	1,273	(6%)
Equity securities held for trading [1]	(3,578)	210	NM

Total net investment income (loss)	(2,385)	1,483	NM
Other revenues	120	117	3%
Net realized capital gains (losses)	(1,371)	46	NM

Total revenues	1,544	6,759	(77%)
Benefits, losses and loss adjustment expenses	3,357	3,333	1%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(3,578)	210	NM
Amortization of deferred policy acquisition costs and present value of future profits	468	872	(46%)
Insurance operating costs and expenses	950	888	7%
Interest expense	67	63	6%
Other expenses	189	181	4%

Total benefits, losses and expenses	1,453	5,547	(74%)
Income before income taxes	91	1,212	(92%)
Income tax expense (benefit)	(54)	336	NM

Net income	$145	$876	(83%)

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
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income decreased $731 primarily due to a decrease of $593 from Life and $135 from Property & Casualty.
The decrease in Life’s net income was due to the following:
•
Realized losses increased as compared to the comparable prior year periods primarily due to net losses from the adoption of SFAS 157, impairments and decreases in the value of credit derivatives due to credit spreads widening. For further discussion, refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•	Declines in net investment income due to a decrease in investment yield for fixed maturities and declines in partnership income and other alternative investments.

•	Unfavorable mortality.
Partially offsetting the decrease in Life’s net income were the following:
•	Increased income on asset growth in mutual funds, Retirement Plans, and Institutional businesses and increased income on life insurance in-force growth in Individual Life.

•	Lower DAC amortization as a result of the increase in net realized losses, as well as lower amortization from lower actual gross profits.
Property & Casualty net income decreased by $135 for the three months ended March 31, 2008 as a result of a $117 decrease in Ongoing Operations’ net income and an $18 decrease in Other Operations’ net income.
•
Ongoing Operations’ net income decreased by $117, primarily due to a change from net realized capital gains to net realized capital losses and a decrease in net investment income, partially offset by an increase in underwriting results. Net realized capital gains (losses) changed from an after-tax net gain of $11 in 2007 to an after-tax net loss of $87 in 2008. The $87 of net realized capital losses in 2008 were primarily due to impairments, sales of investments in corporate securities and commercial mortgage-backed securities and decreases in the value of credit derivatives due to credit spreads widening. Primarily driving the decrease in net investment income were losses in 2008 on limited partnerships and other alternative investments. Driving the increase in underwriting results was a change from net unfavorable prior accident year reserve development to net favorable prior accident year reserve development due to the release of prior accident year reserves, including a release of workers’ compensation reserves. Partially offsetting this change was an increase in current accident year catastrophes.

•
Other Operations’ net income decreased by $18, primarily due to a change from net realized capital gains in 2007 to net realized capital losses in 2008 and a decrease in net investment income, partially offset by a slight decrease in unfavorable prior accident year reserve development. See the Other Operations segment MD&A for further discussion.

Income Taxes
The effective tax rate for the three months ended March 31, 2008 and 2007 was (59)% and 28%, respectively. The negative effective tax rate in 2008 is a result of a tax benefit on pre-tax income, whereas 2007’s effective tax rate is a result of a tax expense on pre-tax income. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $41 and $44 related to the separate account DRD in the three months ended March 31, 2008 and 2007, respectively.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007, that had purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $3 and $3 related to separate account FTC in the three months ended March 31, 2008 and 2007, respectively.
The Company’s unrecognized tax benefits increased by $12 during the first three months of 2008 as a result of tax positions expected to be taken on its 2008 tax return, bringing the total unrecognized tax benefits to $88 as of March 31, 2008. This entire amount, if it were recognized, would lower the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). During 2005, the IRS commenced an examination of the Company’s U.S. income tax returns for 2002 through 2003 that is anticipated to be completed during 2008. The 2004 through 2006 examination will begin in 2008.
Organizational Structure
The Hartford is organized into two major operations: Life and Property & Casualty. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising and purchase accounting adjustment activities.
Life is organized into six reporting segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment.
For a further description of each reporting segment, see Note 3 of Notes to Consolidated Financial Statements and Part I, Item 1, Business, both of which are in The Hartford’s 2007 Form 10-K Annual Report.

Segment Results
The following is a summary of net income for each of Life’s segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.

	Three Months Ended
	March 31,
Net Income (Loss)	2008	2007	Change

Life
Retail [1]	$(77)	$200	NM
Retirement Plans	(5)	22	NM
Institutional	(120)	33	NM
Individual Life	20	52	(62%)
Group Benefits	46	69	(33%)
International [1]	8	54	(85%)
Other	(27)	8	NM

Total Life [1]	(155)	438	NM

Property & Casualty
Ongoing Operations	312	429	(27%)
Other Operations	14	32	(56%)

Total Property & Casualty	326	461	(29%)
Corporate	(26)	(23)	(13%)

Net income [1]	$145	$876	(83%)

[1]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $11 for Retail and International, respectively. For further discussion of the SFAS 157 adoption impact, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended
	March 31,
Underwriting Results (before-tax)	2008	2007	Change
Personal Lines	$105	$130	(19%)
Small Commercial	119	84	42%
Middle Market	51	33	55%
Specialty Commercial	43	46	(7%)

Total Ongoing Operations	$318	$293	9%

Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section of each segment discussion within MD&A. The “Outlook” sections contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each “Outlook” section, in Part I, Item 1A, Risk Factors in The Hartford’s 2007 Form 10-K Annual Report, and in Part II, Item 1A, Risk Factors in this Quarterly Report.

LIFE
Executive Overview
Life is organized into six reporting segments: Retail, Retirement Plans, Institutional, Individual Life, Group Benefits and International. Life provides investment and retirement products, such as variable and fixed annuities, mutual funds and retirement plan services and other institutional investment products, such as structured settlements; individual and private-placement life insurance and products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors, see MD&A in The Hartford’s 2007 Form 10-K Annual Report.
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

	As of and For the
	Three Months Ended
	March 31,
Product/Key Indicator Information	2008	2007

Retail U.S. Individual Variable Annuities
Account value, beginning of period	$119,071	$114,365
Net flows	(1,239)	(583)
Change in market value and other	(9,912)	1,548

Account value, end of period	$107,920	$115,330

Retail Mutual Funds
Assets under management, beginning of period	$48,383	$38,536
Net sales	1,121	1,885
Change in market value and other	(4,887)	500

Assets under management, end of period	$44,617	$40,921

Retirement Plans
Account value, beginning of period	$27,094	$23,575
Net flows	900	777
Change in market value and other	(1,655)	380

Account value, end of period	$26,339	$24,732

Retirement Plans Mutual Funds
Assets under management, beginning of period	$1,454	$1,140
Net sales	122	30
Acquisitions	18,725	—
Change in market value and other	(230)	39

Assets under management, end of period	$20,071	$1,209

Individual Life
Variable universal life account value, end of period	$6,620	$6,754
Total life insurance in-force	$182,898	$167,546

International — Japan Annuities
Account value, beginning of period	$37,637	$31,343
Net flows	663	1,197
Change in market value and other	(3,739)	33
Effect of currency translation	4,414	298

Account value, end of period	$38,975	$32,871

S&P 500 Index
Period end closing value	1,323	1,421
Daily average value	1,351	1,424

•
Retail U.S. individual variable annuity account values primarily declined in the current quarter due to declines in the equity markets. Retail U.S. individual variable annuity account values also declined due to negative net flows as a result of increased competition.

Offsetting these declines were:
•	Positive net sales in Retail Mutual funds as a result of diversified sales growth.

•	Positive net flows in Retirement Plans driven by strong sales.

•
An increase of $18.7 billion in Retirement Plans mutual funds from the acquired rights of Sun Life Retirement Services, Inc., and Princeton Retirement Group, both of which closed in the first quarter of 2008.

•	Individual Life in-force growth has occurred across multiple product lines, including variable universal life, guaranteed universal life and other.

•	Positive net flows in International — Japan Annuities and a strengthening of the yen versus the dollar.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on partnership investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended
	March 31,
	2008		2007
Retail — Individual Annuity	128.1	bps	179.2	bps
Retirement Plans	134.6	bps	166.2	bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	83.9	bps	108.6	bps
Individual Life	125.5	bps	119.9	bps
•
Retail individual annuity, Retirement Plans and Institutional net investment spreads decreased primarily due to lower yields on invested assets, in particular limited partnerships and alternative investments.

•
Individual Life net investment spread increased due to lower credited rates on the liability in 2008 partially offset by lower earned rates on invested assets primarily due to declines in partnership income.

Premiums
Traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefits, typically January 1 or July 1. Persistency is the percentage of insurance policies remaining in-force from year-to-year as measured by premiums.

	Three Months Ended
	March 31,
Group Benefits	2008	2007
Total premiums and other considerations	$1,074	$1,085
Fully insured ongoing sales (excluding buyouts)	$381	$386
•
Total premiums and other considerations include $0 and $11, in buyout premiums for the three months ended March 31, 2008 and 2007, respectively. Total premiums and other considerations, excluding buyouts, were flat for the three months ended March 31, 2008 as increases in sales and persistency were offset by lower premiums in the medical stop loss business as a result of the renewal rights transaction that closed during the second quarter of 2007.

•
Fully insured ongoing sales, excluding buyouts, were down slightly for the three months ended March 31, 2008, primarily due to the decline in sales related to the 2007 medical stop loss business renewal rights transaction.

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
The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third major category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits). Retail individual annuity business accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for Life.

	Three Months Ended
	March 31,
	2008		2007

Retail
General insurance expense ratio (individual annuity)	16.8	bps	16.4	bps
DAC amortization ratio (individual annuity)	47.5%		45.6%
Insurance expenses, net of deferrals	$312		$273

Individual Life
Death benefits	$91		$70
Insurance expenses, net of deferrals	47		48

Group Benefits
Total benefits, losses and loss adjustment expenses	$788		$806
Loss ratio (excluding buyout premiums)	73.4%		74.0%
Insurance expenses, net of deferrals	$285		$289
Expense ratio (excluding buyout premiums)	27.7%		28.5%

International — Japan
General insurance expense ratio	41.8	bps	41.1	bps
DAC amortization ratio	38.3%		37.2%
Insurance expenses, net of deferrals	$53		$42

•
Retail DAC amortization ratio (individual annuity) increased for the three months ended March 31, 2008, primarily due to higher amortization rates on realized capital losses, associated with the adoption of SFAS 157. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

•
Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets as well as increasing non-deferrable commissions on strong mutual fund deposits.

•	Individual Life death benefits increased for the three months ended March 31, 2008, primarily due to a larger life insurance in-force and unfavorable mortality compared to the prior year period.

•
Group Benefits loss ratio (excluding buyout premiums) declined due to favorable morbidity and medical stop loss experience, partially offset by higher mortality losses. The favorable medical stop loss experience was primarily due to a strengthening of these reserves by $8, after-tax, during the first quarter of 2007.

•
Group Benefits expense ratio, excluding buyouts, decreased for the three months ended March 31, 2008 as compared to the prior year period primarily due to lower commission expenses driven by the decline in the medical stop loss business following the 2007 renewal rights transaction.

•	International — Japan insurance expenses, net of deferrals, increased for the three months ended March 31, 2008 due to growth and strategic investment in the Japan operation.

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

	Three Months Ended
	March 31,
Ratios	2008		2007
Retail
Individual annuity return on assets (“ROA”)	(29.1	) bps	59.3	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(85.0	) bps	2.7	bps

ROA excluding realized gains (losses)	55.9	bps	56.6	bps

Retirement Plans
Retirement Plans ROA	(5.3	) bps	34.7	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(24.2	) bps	(1.6	) bps

ROA excluding realized gains (losses)	18.9	bps	36.3	bps

Institutional
Institutional ROA	(78.0	) bps	25.2	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(92.3	) bps	(1.5	) bps

ROA excluding realized gains (losses)	14.3	bps	26.7	bps

Individual Life
After-tax margin	7.8%		17.6%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(6.3%)		1.6%

After-tax margin excluding realized gains (losses)	14.1%		16.0%

Group Benefits
After-tax margin (excluding buyouts)	4.0%		5.8%
Effect of net realized gains (losses), net of tax on after-tax margin [1]	(1.9%)		0.1%

After-tax margin excluding realized gains (losses)	5.9%		5.7%

International — Japan
International — Japan ROA	14.6	bps	74.8	bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [1] [2]	(58.5	) bps	(2.5	) bps

ROA excluding realized gains (losses)	73.1	bps	77.3	bps

[1]	See “Realized Capital Gains and Losses by Segment” table within the Life Section of the MD&A.

[2]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.
•
The decrease in Retirement Plans ROA, excluding realized gains (losses), was primarily driven by an increase in assets under management due to the acquired rights to service $18.7 billion in mutual funds, comprised of $15.8 billion in mutual funds from Sun Life Retirement Services, Inc., and $2.9 billion in mutual funds from Princeton Retirement Group, both of which closed in the first quarter of 2008. Also contributing to the decrease was a decline in partnership income and additional expenses associated with the acquisitions.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decrease in partnership income as well as increased mortality losses.

•	The decrease in Individual Life’s after-tax margin, excluding realized gains (losses), was primarily due to unfavorable mortality.

•
The increase in the Group Benefits after-tax margin, excluding buyouts, excluding realized gains (losses), was due primarily to lower commission expenses driven by the decline in the medical stop loss business following the 2007 renewal rights transaction associated with this business.

•	International-Japan ROA, excluding realized gains (losses), declined due to lower fees on lower surrenders and an increased DAC amortization rate.

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Earned premiums	$1,229	$1,208	2%
Fee income	1,332	1,278	4%
Net investment income (loss)
Securities available-for-sale and other	819	852	(4%)
Equity securities, held for trading [1]	(3,578)	210	NM

Total net investment income (loss)	(2,759)	1,062	NM
Net realized capital gains (losses)	(1,220)	23	NM

Total revenues [2]	(1,418)	3,571	NM
Benefits, losses and loss adjustment expenses	1,718	1,658	4%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(3,578)	210	NM
Amortization of deferred policy acquisition costs and present value of future profits	(55)	344	NM
Insurance operating costs and other expenses	817	767	7%

Total benefits, losses and expenses	(1,098)	2,979	NM
Income (loss) before income taxes	(320)	592	NM
Income tax expense (benefit)	(165)	154	NM

Net income (loss) [3]	$(155)	$438	NM

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $650. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements

[3]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $220. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
The decrease in Life’s net income was due to the following:
•
Realized losses increased as compared to the comparable prior year periods primarily due to net losses from the adoption of SFAS 157, impairments and decreases in the value of credit derivatives due to credit spreads widening. For further discussion, refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•	Declines in net investment income due to a decrease in investment yield for fixed maturities and declines in partnership income and other alternative investments.

•	Unfavorable mortality.
Partially offsetting the decrease in Life’s net income were the following:
•	Increased income on asset growth in mutual funds, Retirement Plans, and Institutional businesses and increased income on life insurance in-force growth in Individual Life.

•	Lower DAC amortization as a result of the increase in net realized losses, as well as lower amortization from lower actual gross profits.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for the three months ended March 31, 2008

			Japanese
			fixed	Periodic net					Total
			annuity	coupon					gains/
			contract	settlements on	GMWB	SFAS 157			losses, net
	Gains/losses		hedges,	credit	derivatives,	Transition	Other,		of tax and
	on sales, net	Impairments	net	derivatives/Japan	net	Impact	net	Total	DAC
Retail	$(4)	$(33)	$—	$(1)	$(111)	$(616)	$9	$(756)	$(262)
Retirement Plans	(12)	(27)	—	(1)	—	—	4	(36)	(23)
Institutional	(14)	(106)	—	—	—	—	(99)	(219)	(142)
Individual Life	(9)	(27)	—	—	—	—	2	(34)	(21)
Group Benefits	(6)	(7)	—	—	—	—	(23)	(36)	(24)
International	(10)	(21)	(14)	(7)	1	(34)	(28)	(113)	(64)
Other	(12)	(10)	—	2	—	—	(6)	(26)	(14)

Total	$(67)	$(231)	$(14)	$(7)	$(110)	$(650)	$(141)	$(1,220)	$(550)

Net realized gains (losses) for the three months ended March 31, 2007

			Japanese
			fixed	Periodic net					Total
			annuity	coupon					gains/
			contract	settlements on	GMWB	SFAS 157			losses, net
	Gains/losses		hedges,	credit	derivatives,	Transition	Other,		of tax and
	on sales, net	Impairments	net	derivatives/Japan	net	Impact	net	Total	DAC
Retail	$6	$(6)	$—	$—	$22	$—	$(5)	$17	$9
Retirement Plans	(1)	—	—	—	—	—	(2)	(3)	(1)
Institutional	10	(7)	—	—	—	—	(6)	(3)	(2)
Individual Life	12	(1)	—	—	—	—	(2)	9	6
Group Benefits	2	—	—	—	—	—	—	2	1
International	—	—	5	(17)	—	—	(7)	(19)	(12)
Other	3	—	—	5	—	—	12	20	14

Total	$32	$(14)	$5	$(12)	$22	$—	$(10)	$23	$15

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net realized capital losses increased primarily due to the SFAS 157 transition impact, higher net losses on both impairments and other net losses, net losses on GMWB derivatives in 2008 and higher net realized capital losses from sales of investments. A more expanded discussion of these components is as follows:

Gains (losses) on sales, net
•     Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities and CMBS, as well as $17 of collateralized loan obligations (“CLOs”) for which Hartford Investment Management Company (“HIMCO”) is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the “Variable Interest Entities” section of the Investment MD&A. Securities that were sold at a loss during the three months ended March 31, 2008 had an average unrealized loss position as a percentage of the securities, amortized cost of 2% as of December 31, 2007, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

•     Gross gains and losses on sales for the three months ended March 31, 2007 were primarily corporate securities. Securities that were sold at a loss had an average unrealized loss position as a percentage of the securities, amortized cost of 2% as of December 31, 2006, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Impairments
•     For the three months ended March 31, 2008, credit related other-than-temporary impairments primarily consisted of CMBS, ABS and corporate securities. Impairments were primarily related to CMBS collateralized debt obligations (“CDOs”) that contained below investment grade 2006 and 2007 vintage year collateral. ABS impairments were primarily taken on residential mortgage backed securities (“RMBS”) backed by second lien residential mortgages. Corporate credit impairments were primarily due to a financial services company that has recently experienced a lack of liquidity. The other-than-temporary impairments reported in Other, net were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery to cost or amortized cost. During the three months ended March 31, 2007, the credit related other-than-temporary impairment was recorded on one ABS security backed by aircraft lease receivables due to a continued decline in value, attributed to higher than expected aircraft maintenance costs and a rating agency downgrade. For a further discussion see “Other-Than-Temporary Impairments” section of the Investment MD&A.

GMWB derivatives, net	• Losses in 2008 on GMWB rider embedded derivatives were primarily due to mortality assumption updates of $76.

SFAS 157 Transition Impact
•     The loss from the SFAS 157 transition impact to the GMWB and GMAB rider embedded derivatives was a one-time loss recognition resulting from the transition to this accounting standard. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Other, net
•     Other, net losses in both the 2008 and 2007 periods primarily resulted from the change in value of non-qualifying derivatives due to fluctuations in credit spreads, interest rates, and equity markets. The increase in net losses in the 2008 period compared to the prior year period was primarily due to changes in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A. Also included in 2008 were losses on total return swaps from HIMCO managed bank loans CLOs of $33.

RETAIL

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Fee income and other	$747	$730	2%
Earned premiums	(6)	(21)	71%
Net investment income	191	197	(3%)
Net realized capital gains (losses)	(756)	17	NM

Total revenues [1]	176	923	(81%)
Benefits, losses and loss adjustment expenses	197	196	1%
Insurance operating costs and other expenses	312	273	14%
Amortization of deferred policy acquisition costs and present value of future profits	(157)	209	NM

Total benefits, losses and expenses	352	678	(48%)
Income (loss) before income taxes	(176)	245	NM
Income tax expense (benefit)	(99)	45	NM

Net income (loss) [2]	$(77)	$200	NM

Assets Under Management
Individual variable annuity account values	$107,920	$115,330	(6%)
Individual fixed annuity and other account values	10,130	9,895	2%
Other retail products account values	604	569	6%

Total account values [3]	118,654	125,794	(6%)
Retail mutual fund assets under management	44,617	40,921	9%
Other mutual fund assets under management	2,143	1,629	32%

Total mutual fund assets under management	46,760	42,550	10%
Total assets under management	$165,414	$168,344	(2%)

[1]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $616. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $209. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[3]	Includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income decreased for the three months ended March 31, 2008, primarily due to increased realized capital losses from the adoption of SFAS 157, which resulted in a net realized capital loss of $616. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. For further discussion of realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other increased for the three months ended March 31, 2008 primarily as a result of higher mutual fund fee income. Mutual fund fee income increased due to a 10% increase in mutual fund assets under management driven by net sales of $4.8 billion over the past four quarters. These net sales were primarily attributable to focused wholesaling efforts.

•     Excluding mutual funds, fee income and other decreased for the three months ended March 31, 2008 due to a decline in average variable annuity account values. The decrease in average variable annuity account values can be attributed to market depreciation of $4.0 billion and net outflows of $3.4 billion over the past four quarters. Net outflows were driven by surrender activity due to the aging of the variable annuity in-force block of business and increased sales competition, particularly competition related to guaranteed living benefits.

Net investment income
•     Net investment income has declined for the three months ended March 31, 2008 due to a decrease in variable annuity fixed option account values. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. In addition, net investment income was lower due to decreased partnership income.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses increased for the three months ended March 31, 2008. These increases were principally driven by mutual fund commission increases due to growth in deposits of 9%. In addition, non-deferrable variable annuity asset based commissions increased due to an increase in the number of contracts reaching anniversaries when trail commission payments begin.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     Amortization of DAC decreased primarily due to the adoption of SFAS 157 at the beginning of the first quarter of 2008 as well as impairment losses and other investment losses. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. Amortization of DAC also declined due to lower actual gross profits as a result of the factors described above.

Income tax expense (benefit)
•     The income tax benefit as compared to the prior year period income tax expense was due to a loss before income taxes primarily from the adoption of SFAS 157 while the dividends received deduction remained constant. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

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
Management’s current full year projections for 2008 are as follows:
•	Variable annuity sales of $11.0 billion to $12.0 billion

•	Fixed annuity sales of $500 to $1.0 billion

•	Retail mutual fund sales of $14.0 billion to $15.5 billion

•	Variable annuity outflows of $4.2 billion to $5.2 billion

•	Fixed annuity outflows of $250 to $500

•	Retail mutual fund net sales of $4.0 billion to $5.5 billion

RETIREMENT PLANS

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Fee income and other	$68	$54	26%
Earned premiums	1	2	(50%)
Net investment income	89	88	1%
Net realized capital losses	(36)	(3)	NM

Total revenues	122	141	(13%)
Benefits, losses and loss adjustment expenses	65	62	5%
Insurance operating costs and other expenses	61	40	53%
Amortization of deferred policy acquisition costs and present value of future profits	7	10	(30%)

Total benefits, losses and expenses	133	112	19%
Income (loss) before income taxes	(11)	29	NM
Income tax expense (benefit)	(6)	7	NM

Net income (loss)	$(5)	$22	NM

Assets Under Management
403(b)/457 account values	$11,926	$11,753	1%
401(k) account values	14,413	12,979	11%

Total account values [1]	26,339	24,732	6%
403(b)/457 mutual fund assets under management [2]	66	—	—
401(k) mutual fund assets under management [3]	20,005	1,209	NM

Total mutual fund assets under management	20,071	1,209	NM

Total assets under management	$46,410	$25,941	79%

Total assets under administration - 401(k) [4]	$5,666	$—	—

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	In 2007, Life began selling mutual fund based products in the 403(b) market.

[3]
In 2008, Life acquired the rights to service $18.7 billion in mutual funds from Sun Life Retirement Services, Inc., and Princeton Retirement Group. As of March 31, 2008, the purchase price allocation had not been finalized.

[4]
In 2008, Life acquired the rights to service $5.7 billion of assets under administration (“AUA”) from Princeton Retirement Group. Servicing revenues from AUA are based on the number of plan participants and do not vary directly with asset levels. As such, they are not included in AUM upon which asset based returns are calculated.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income in Retirement Plans decreased due to higher net realized capital losses and increased operating expenses partially offset by growth in fee income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other increased primarily due to an increase in 401(k) average account values. This growth is primarily driven by positive net flows of $1.8 billion over the past four quarters resulting from strong sales and increased ongoing deposits.

Net investment income	• Net investment income remained consistent with growth in general account assets offset by a decrease in partnership investment income.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses increased, primarily attributable to greater assets under management aging beyond their first year resulting in higher trail commissions. Also contributing to higher insurance operating costs for the quarter ended March 31, 2008 were higher service and technology costs and expenses associated with the acquisitions.

Income tax expense (benefit)
•     The income tax benefit as compared to the prior year period income tax expense was due to a loss before income taxes primarily due to increased realized capital losses while the dividends received deduction remained constant. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. As the “baby boom” generation approaches retirement, management believes these individuals, as well as younger individuals, will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. In 2007, Life began selling mutual fund based products in the 401(k) market that will increase Life’s ability to grow assets under management in the medium size 401(k) market. Life has also begun selling mutual fund based products in the 403(b) market as Life looks to grow assets in a highly competitive environment primarily targeted at health and education workers. Disciplined expense management will continue to be a focus; however, as Life expands its reach in these markets, additional investments in service and technology will occur. During 2008, the Company completed three acquisitions. The acquisition of part of the defined contribution record keeping business of Princeton Retirement Group gives Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients and added $2.9 billion in mutual funds to Retirement Plans assets under management. The acquisition of Sun Life Retirement Services, Inc., added $15.8 billion in Retirement Plans assets under management across 6,000 plans and provides new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC., provides web-based technology to address data management, administration and benefit calculations. These three acquisitions illustrate Life’s commitment to increase scale in the Retirement Plans segment and grow its offering to serve additional markets, customers and types of retirement plans across the defined contribution and defined benefit spectrum. These three acquisitions will not be accretive to 2008 net income. Further net income as a percentage of assets, is expected to be lower in 2008 reflecting the new business mix represented by the acquisitions, which includes larger more institutionally priced plans, predominately executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.
Management’s current full-year projections for 2008 (including the impacts of the acquisitions) are as follows:
•	Deposits of $8.0 billion to $9.5 billion

•	Net flows of $1.5 billion to $2.5 billion

INSTITUTIONAL

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Fee income and other	$41	$61	(33%)
Earned premiums	188	168	12%
Net investment income	294	291	1%
Net realized capital losses	(219)	(3)	NM

Total revenues	304	517	(41%)
Benefits, losses and loss adjustment expenses	458	417	10%
Insurance operating costs and other expenses	28	38	(26%)
Amortization of deferred policy acquisition costs and present value of future profits	6	15	(60%)

Total benefits, losses and expenses	492	470	5%
Income (loss) before income taxes	(188)	47	NM
Income tax expense (benefit)	(68)	14	NM

Net income (loss)	$(120)	$33	NM

Assets Under Management
Institutional account values [1]	$25,284	$23,159	9%
Private Placement Life Insurance account values [1]	32,784	27,839	18%
Mutual fund assets under management	3,489	2,669	31%

Total assets under management	$61,557	$53,667	15%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income in Institutional decreased for the three months ended March 31, 2008 primarily due to increased realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Additionally, partnership income results have also declined, partially offset by net investment income earned on higher assets under management. The following other factors contributed to the changes in income:

Fee income and other
•     Fee income and other decreased primarily due to a large Private Placement Life Insurance (“PPLI”) case sold during the three months ended March 31, 2007. PPLI collects front-end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. For the three months ended March 31, 2008 and 2007, PPLI had deposits of $70 and $1.4 billion, respectively, which resulted in a decline in fee income due to front-end loads to $1 from $30, respectively, offset by a corresponding decrease in premium taxes reported in insurance operating costs and other expenses.

Earned premiums
•     For the three months ended March 31, 2008, earned premiums increased as a result of strong terminal funding life contingent sales. The increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.

Net investment income
•     General account spread is the main driver of net income for Institutional Investment Products (“IIP”). Net investment income increased due to higher assets under management in IIP, driven by positive net flows of $1.0 billion during the past four quarters offset by lower partnership returns. Net flows for IIP were strong primarily due to structured settlements and funding agreement backed Investor Notes. For the four quarters ended March 31, 2008, structured settlement deposits were $1.0 billion and Investor Note deposits were $833. Decreased returns on partnership investments offset the impact of increased dollar-based general account spread income from higher assets under management. For the three months ended March 31, 2008 and 2007, income related to partnership income was $2 and $12, respectively.

Insurance operating costs and other expenses
•     PPLI’s insurance operating costs and other expenses increased for the three months ended March 31, 2008 over the prior year period, due to a $6 premium tax accrual true up benefit in the first quarter of 2007.

Income tax expense (benefit)
•     The income tax benefit as compared to the prior year period income tax expense was due to a loss before income taxes primarily due to increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

Outlook
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
Institutional’s products are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Therefore, the Company may not be able to sustain the level of assets under management growth attained in 2007.
Hartford Income Notes and other stable value products (collectively “stable value products”) provide the Company with continued opportunity for future growth. These markets are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating. Stable value products net flows can be impacted by contractual rights and maturities and certain fixed rate contracts for which the Company has the option to accelerate the repayment of principal. Considering these factors as well as the interest rate and credit spread environment as of March 31, 2008, the Company expects increased outflows, and has reflected that expectation by reducing its projection for net flows for full year 2008.
The future net income of this segment will depend on Institutional’s ability to increase assets under management, mix of business and net investment spread. The net investment spread, as previously discussed in the Performance Measures section of this MD&A, has declined relative to the prior year and we expect the remainder of 2008 to continue to be lower than prior year levels, due to lower income amounts from partnerships and alternative investments as well as the aforementioned factors impacting net flows.
Management’s current full year projections for 2008 are as follows:
•	Deposits (including mutual funds) of $7.0 billion to $8.5 billion

•	Net flows (including mutual funds) of $1.8 billion to $2.5 billion

INDIVIDUAL LIFE

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Fee income and other	$220	$215	2%
Earned premiums	(18)	(15)	(20%)
Net investment income	88	87	1%
Net realized capital gains (losses)	(34)	9	NM

Total revenues	256	296	(14%)
Benefits, losses and loss adjustment expenses	154	136	13%
Insurance operating costs and other expenses	47	48	(2%)
Amortization of deferred policy acquisition costs and present value of future profits	29	36	(19%)

Total benefits, losses and expenses	230	220	5%
Income before income taxes	26	76	(66%)
Income tax expense	6	24	(75%)

Net income	$20	$52	(62%)

Account Values
Variable universal life insurance	$6,620	$6,754	(2%)
Universal life/interest sensitive whole life	4,485	4,126	9%
Modified guaranteed life and other	674	698	(3%)

Total account values	$11,779	$11,578	2%

Life Insurance In-Force
Variable universal life insurance	$78,145	$74,439	5%
Universal life/interest sensitive whole life	49,415	46,013	7%
Modified guaranteed life and other	55,338	47,094	18%

Total life insurance in-force	$182,898	$167,546	9%

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income decreased for the three months ended March 31, 2008, driven primarily by net realized capital losses and unfavorable mortality in 2008. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other increased for the three months ended March 31, 2008 primarily due to growth in variable universal and universal life insurance in-force. Partially offsetting these increases is a decrease in the amortization of deferred revenues resulting from lower gross profits primarily attributed to increased mortality. This decrease has a corresponding offset in amortization of deferred policy acquisition costs.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality for the three months ended March 31, 2008 compared to the corresponding 2007 period.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     Amortization of DAC decreased due to lower gross profits primarily attributed to increased mortality. This decrease had a corresponding offset in amortization of deferred revenues, included in fee income.

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
Sales results for the quarter ended March 31, 2008 were strong across many of the core distribution channels, including wirehouses and regional broker dealers. Sales within the bank channel have been impacted in the first quarter of 2008 by restructurings and acquisitions within certain of Individual Life’s banking distribution relationships. The variable universal life mix remains strong at 43% of total sales for the quarter ended March 31, 2008. Future sales will be driven by the Company’s management of current distribution relationships and development of new sources of distribution while offering competitive and innovative new products and product features.
Individual Life accepts and maintains, for risk management purposes, up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility.
Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. As of March 31, 2008, the transaction provided approximately $335 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through approximately December 31, 2008. The use of the letter of credit will result in a decline in net investment income and increased expenses in future periods for Individual Life. The additional statutory capital provided by the use of the letter of credit is available to the Company for general corporate purposes. As its business grows, Individual Life will evaluate the need for an additional capital transaction.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term insurance and universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.
Management’s current full year life insurance in-force projection for 2008 is an increase of 8% to 9%.

GROUP BENEFITS

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Premiums and other considerations	$1,074	$1,085	(1%)
Net investment income	106	118	(10%)
Net realized capital gains (losses)	(36)	2	NM

Total revenues	1,144	1,205	(5%)
Benefits, losses and loss adjustment expenses	788	806	(2%)
Insurance operating costs and other expenses	285	289	(1%)
Amortization of deferred policy acquisition costs	13	17	(24%)

Total benefits, losses and expenses	1,086	1,112	(2%)
Income before income taxes	58	93	(38%)
Income tax expense	12	24	(50%)

Net income	$46	$69	(33%)

Earned Premiums and Other
Fully insured — ongoing premiums	$1,066	$1,065	—
Buyout premiums	—	11	(100%)
Other	8	9	(11%)

Total earned premiums and other	$1,074	$1,085	(1%)

Ratios, excluding buyouts
Loss ratio	73.4%	74.0%
Loss ratio, excluding financial institutions	78.8%	80.2%
Expense ratio	27.7%	28.5%
Expense ratio, excluding financial institutions	22.5%	22.8%

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income decreased for the three months ended March 31, 2008, primarily due to increased realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Additionally, net investment income has declined as compared to the prior year period. The following other factors contributed to the changes in net income:

Premiums and other considerations
•     Total premiums and other considerations, excluding buyouts were flat for the three months ended March 31, 2008 as increases for sales and persistency were offset by lower premiums in the medical stop loss business as a result of the sale of renewal rights associated with this business that closed during the second quarter of 2007.

Net investment income	• Net investment income decreased as a result of lower partnership investment returns and lower yields on certain other investments.

Loss ratio
•     The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) for the three months ended March 31, 2008, decreased due to favorable morbidity and medical stop loss experience, partially offset by higher mortality losses. The favorable medical stop loss experience was primarily due to a strengthening of these reserves by $8, after-tax, during the first quarter of 2007.

Expense ratio
•     The segment’s expense ratio, excluding buyouts, for the three months ended March 31, 2008, decreased as compared to the prior year period primarily due to lower commission expenses driven by the decline in the medical stop loss business following the 2007 renewal rights transaction.

Outlook
Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines and as a result, sales may fluctuate based on the competitive pricing environment in the marketplace. In 2007, the Company generated premium growth due to the increased scale of the group life and disability operations. Also in 2007, the Company completed a renewal rights transaction associated with its medical stop loss business, which will cause lower earned premium and sales growth in 2008. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting.
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
Management’s current full year projections for 2008 are as follows:
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) of $4.25 billion to $4.35 billion

•	Loss ratio (excluding buyout premiums) between 71% and 74%

•	Expense ratio (excluding buyout premiums) between 27% and 29%

INTERNATIONAL

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Fee income	$230	$194	19%
Earned premiums	(2)	(3)	(33%)
Net investment income	32	33	(3%)
Net realized capital losses	(113)	(19)	NM

Total revenues [1]	147	205	(28%)
Benefits, losses and loss adjustment expenses	16	8	100%
Insurance operating costs and other expenses	69	55	25%
Amortization of deferred policy acquisition costs and present value of future profits	47	57	(18%)

Total benefits, losses and expenses	132	120	10%
Income before income taxes	15	85	(82%)
Income tax expense	7	31	(77%)

Net income [2]	$8	$54	(85%)

Assets Under Management — Japan
Japan variable annuity account values	$36,777	$31,148	18%
Japan MVA fixed annuity account values	2,198	1,723	28%

Total assets under management — Japan	$38,975	$32,871	19%

[1]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $34. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $11. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income decreased for the three months ended March 31, 2008, primarily due to increased realized capital losses from the adoption of SFAS 157, which resulted in a net realized capital loss of $34. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. For further discussion of realized capital losses, see Realized Capital Gains and losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income
•     Fee income increased for the three months ended March 31, 2008, primarily due to growth in Japan’s variable annuity assets under management. The increase in assets under management over the past four quarters was driven by positive net flows of $3.8 billion and a $6.2 billion increase due to foreign currency exchange translation as the yen strengthened compared to the U.S. dollar, partially offset by unfavorable market performance of $4.4 billion and fees on lower surrenders.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expense increased due to a higher net amount at risk as well as increased claims costs resulting from declining markets between customers’ date of death and date of payment.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses increased for the three months ended March 31, 2008 due to the growth and strategic investment in the Japan operation.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     Amortization of DAC decreased primarily due to the adoption of SFAS 157 at the beginning of the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Outlook
Management continues to be optimistic about the long-term growth potential of the retirement savings market in Japan. Several trends, such as an aging population, longer life expectancies and declining birth rates leading to a smaller number of younger workers to support each retiree, have resulted in greater need for an individual to plan and adequately fund retirement savings.
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets. In addition, higher account value levels will generally reduce certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum accumulation benefits (“GMAB”). Prudent expense management is also an important component of product profitability.
On September 30, 2007, the Financial Services Agency in Japan implemented a new law, the Financial Instruments Exchange Law (“FIEL”). FIEL was designed to strengthen the protection of Japanese consumers who buy financial products such as stocks, bonds, mutual funds, variable annuities, fixed annuities with market value adjustments and some types of bank deposits. As a result, financial institutions in Japan implemented extensive customer assessments which were required prior to recommending securities and other financial products, including annuities. These assessments lengthened the sales cycle as the marketplace adapted to the new sales practices. At the end of the first quarter of 2008, management believes the impact of FIEL has fully materialized and does not anticipate any additional negative impact on future sales.
Competition has increased dramatically in the Japanese market from both domestic and foreign insurers. This increase in competition has impacted current deposits and is expected to negatively impact future deposit levels for the remainder of the year. The Company continues to expand key distribution relationships and improve our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. Specifically, the Company will launch a new variable annuity product in the second half of 2008. The success of the Company’s product offerings will ultimately be based on customer acceptance in an increasingly competitive environment. During the first quarter of 2008, the Company also experienced lower than expected surrenders and related surrender fees. As a result of the lower than expected surrender fees as well as lower net flows and market returns, the Company expects lower returns on assets, from these items, than in prior years.
Based on the results to date and the items discussed above, management has lowered its full year projections for Japan in 2008 as follows (using ¥100/$1 exchange rate for the remainder of 2008):
•	Variable annuity deposits of ¥300 billion to ¥450 billion ($3.0 billion to $4.5 billion)

•	Variable annuity net flows of ¥120 billion to ¥270 billion ($1.2 billion to $2.7 billion)

OTHER

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Fee income and other	$18	$16	13%
Net investment income (loss)
Securities available-for-sale and other	19	38	(50%)
Equity securities, held for trading [1]	(3,578)	210	NM

Total net investment income (loss)	(3,559)	248	NM
Net realized capital gains (losses)	(26)	20	NM

Total revenues	(3,567)	284	NM
Benefits, losses and loss adjustment expenses	40	33	21%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(3,578)	210	NM
Insurance operating costs and other expenses	15	24	(38%)

Total benefits, losses and expenses	(3,523)	267	NM
Income (loss) before income taxes	(44)	17	NM
Income tax expense (benefit)	(17)	9	NM

Net income (loss)	$(27)	$8	NM

[1]
Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net investment income	• Net investment income on securities available-for-sale declined due to decreases in partnership income.

Realized capital gains (losses)	• See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses decreased for the three months ended March 31, 2008 as compared to the prior year period, primarily due to a reallocation of expenses to the applicable lines of business.

PROPERTY & CASUALTY
Executive Overview
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment.
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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Premium revenue

	Three Months Ended
	March 31,
	2008	2007
Written Premiums [1]
Personal Lines	$936	$939
Small Commercial	743	740
Middle Market	548	557
Specialty Commercial	357	386
Other Operations	2	—

Total	$2,586	$2,622

Earned Premiums [1]
Personal Lines	$983	$953
Small Commercial	687	681
Middle Market	576	605
Specialty Commercial	367	384
Other Operations	1	—

Total	$2,614	$2,623

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Earned Premiums
Total Property & Casualty earned premiums decreased slightly due to lower earned premiums in Middle Market and Specialty Commercial, almost entirely offset by increased earned premiums in Personal Lines and Small Commercial.

Personal Lines
•     Earned premium grew by $30, or 3%, primarily due to an increase in AARP earned premiums. AARP earned premiums grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies.

Small Commercial
•     Earned premiums increased $6, or 1%, primarily due to new business outpacing non-renewals over the last nine months of 2007, partially offset by the effect of modest earned pricing decreases. Despite a decline in new business in 2007, new business outpaced non-renewals during the last nine months of 2007 for workers’ compensation business, including business written through payroll service providers.

Middle Market
•     Earned premium decreased by $29, or 5%, driven by decreases in workers’ compensation and commercial auto liability. Earned premium decreases were driven primarily by a decline in earned pricing and by a decline in new business and premium renewal retention over the first nine months of 2007.

Specialty Commercial	• Earned premium decreased by $17, or 4%, driven by a decrease in casualty and property due, in part, to a decrease in new business written premium.

Net income

	Three Months Ended
	March 31,
	2008	2007
Underwriting results before catastrophes and prior accident year development	$313	$319
Current accident year catastrophes	(50)	(28)
Prior accident year reserve development	36	(22)

Underwriting results	299	269
Net servicing and other income [1]	(1)	11
Net investment income	365	413
Net realized capital gains (losses)	(152)	23
Other expenses	(59)	(60)

Income before income taxes	452	656
Income tax expense	(126)	(195)

Net income	$326	$461

[1]	Net of expenses related to service business.
Net realized capital gains (losses)

	Three Months Ended
	March 31,
	2008	2007
Gross gains on sales	$52	$52
Gross losses on sales	(100)	(26)
Impairments	(73)	(1)
Periodic net coupon settlements on credit derivatives	2	3
Other, net	(33)	(5)

Net realized capital gains (losses), before tax	$(152)	$23

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income decreased by $135, or 29%, primarily driven by a change from net realized capital gains in the 2007 period to net realized capital losses in the 2008 period and a decrease in investment income.

Realized capital gains (losses)	Gross gains (losses) on sales, net

•     Gross gains on sales in both 2008 and 2007 were primarily from sales of corporate securities, resulting from a decision to reallocate the portfolio to securities with more favorable risk/return profiles.

•     Gross losses on sales in 2008 were predominantly from sales of fixed maturities, including corporate securities and CMBS. Gross losses on sales in 2007 were primarily from sales of corporate securities.

Impairments

•     Impairments of $73 in 2008 primarily consisted of credit-related impairments of CMBS, ABS, and corporate securities. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Other, net

•     Other, net realized losses in 2008 primarily resulted from the change in value associated with credit derivatives due to credit spreads widening. For further discussion, see the “Capital Market Risk Management” section of the MD&A.

Net investment income
•     Primarily driving the $48 decrease in net investment income were losses in 2008 on limited partnerships and other alternative investments, largely driven by lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets.

Underwriting results
•     The $6 decrease in underwriting results before catastrophes and prior accident year reserve development was primarily driven by higher loss costs on Personal Lines auto claims and higher non-catastrophe losses on Middle Market property and marine business, largely offset by a lower loss and loss adjustment expense ratio for Small Commercial workers’ compensation and package business.

• The increase in current accident year catastrophe losses was primarily due to tornadoes and thunderstorms in the South and winter storms along the Pacific coast.

•     The change to net favorable prior accident year development was primarily due to reserve releases in 2008, including releases of workers’ compensation reserves in both Small Commercial and Middle Market. Refer to the “Reserves” section of the MD&A for further discussion.

Net servicing income and other	• The $12 decrease in net servicing income was driven by a decrease in servicing income from the AARP Health program and the write-off of software used in administering policies for third parties.

Income tax expense	• Income tax expense decreased by $69 commensurate with the decrease in income before income taxes.
Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2007 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2008 and 2007. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended
	March 31,
Ongoing Operations earned premium growth	2008	2007
Personal Lines	3%	4%
Small Commercial	1%	6%
Middle Market	(5%)	(2%)
Specialty Commercial	(4%)	—

Total Ongoing Operations	—	2%

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	87.9	87.6
Catastrophe ratio
Current year	1.9	1.1
Prior years	(0.4)	(0.2)

Total catastrophe ratio	1.5	0.9
Non-catastrophe prior year development	(1.5)	0.4

Combined ratio	87.8	88.8

Other Operations net income	$14	$32

Total Property & Casualty measures of net investment income
Investment yield, after-tax	3.7%	4.4%
Average invested assets at cost	$30,626	$28,798

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Ongoing Operations earned premium growth

Personal Lines
•     The decrease in the earned premium growth rate from 2007 to 2008 was due to a lower growth rate of AARP and Agency earned premium, partially offset by the effect of the sale of Omni in 2006 which lowered the growth rate in 2007. Excluding Omni, Personal Lines earned premium grew 8% in the first quarter of 2007. Earned premium growth declined to 3% in 2008, primarily due to a decline in new business premium since the middle of 2007.

Small Commercial
•     The decrease in the earned premium growth rate was primarily attributable to a change to earned pricing decreases in 2008 from flat earned pricing in 2007 and because new business premium written during the last nine months of 2007 declined at a higher rate than in the last nine months of 2006.

Middle Market	• The larger earned premium decrease in 2008 was primarily attributable to a lower premium renewal retention over the last nine months of 2007 than over the last nine months of 2006.

Specialty Commercial
•     Earned premiums decreased 4% in 2008 compared to no growth in 2007, primarily due to larger earned premium decreases in casualty and property and a change in professional liability, fidelity and surety earned premiums from 10% growth in 2007 to no growth in 2008. The change to no growth in professional liability, fidelity and surety earned premium in 2008 was primarily due to larger earned pricing decreases and the effect of lower premium renewal retention and decreased new business premium over the last nine months of 2007. Casualty earned premium experienced a larger decrease in 2008, primarily because of a decline in new business premium on loss-sensitive business written with larger accounts. Property earned premium decreased more significantly in 2008 than in 2007 due to a change from earned pricing increases to earned pricing decreases, lower premium renewal retention over the last nine months of 2007 and a continuation of decreases in new business premium.

Ongoing Operations combined ratio
For the three months ended March 31, 2008, the Ongoing Operations’ combined ratio decreased 1.0 point, to 87.8, due to a 1.9 point improvement in non-catastrophe prior accident year reserve development, partially offset by a 0.8 point increase in the current year catastrophe ratio and a 0.3 point increase in the combined ratio before catastrophes and prior accident year development.

Combined ratio before catastrophes and prior accident year development
•     The 0.3 increase in the combined ratio before catastrophes and prior accident year development, from 87.6 to 87.9, was due to a 0.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The increase in the current accident year loss and loss adjustment expense ratio before catastrophes was primarily due to higher loss costs on Personal Lines auto claims and higher non-catastrophe losses on Middle Market property and marine business, largely offset by a lower loss and loss adjustment expense ratio for Small Commercial workers’ compensation and package business.

Catastrophes
•     The catastrophe ratio increased 0.6 points, to 1.5, primarily due to an increase in current accident year catastrophes in the first quarter or 2008 caused by tornadoes and thunderstorms in the South and winter storms along the Pacific coast.

Non-catastrophe prior accident year development
•     Net non-catastrophe prior accident year reserve development was favorable in 2008 and unfavorable in 2007. Favorable reserve development in 2008 included, among other reserve changes, the release of reserves for workers’ compensation claims, primarily related to accident years 2006 and prior. See the “Reserves” section for a discussion of prior accident year reserve development for Ongoing Operations in 2008.

Other Operations net income
•
Other Operations reported net income of $14 in 2008 compared to $32 in 2007. The $18 decrease in net income was primarily due to a change from net realized capital gains in 2007 to net realized capital losses in 2008 and a decrease in net investment income, partially offset by a slight decrease in unfavorable prior accident year reserve development. See the Other Operations segment MD&A for further discussion.

Investment yield and average invested assets
•
In 2008, the after-tax investment yield decreased due to losses in 2008 on limited partnership and other alternative investments largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets.

•
The average annual invested assets at cost increased as a result of positive operating cash flows and an increase in collateral held from increased securities lending activities, partially offset by the effect of dividends paid to Corporate.

Reserves
Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development (pts)” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford’s 2007 Form 10-K Annual Report.
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
For example, the Company has experienced favorable emergence of reported workers’ compensation claims for recent accident years and, during the first quarter of 2008, released workers’ compensation reserves in Small Commercial and Middle Market by $40. If reported losses on workers’ compensation claims for recent accident years continue to emerge favorably, reserves could be reduced further.
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

A rollforward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three months ended March 31, 2008:

Three Months Ended March 31, 2008

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,042	$3,470	$4,687	$6,883	$17,082	$5,071	$22,153
Reinsurance and other recoverables	81	177	413	2,317	2,988	934	3,922

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,961	3,293	4,274	4,566	14,094	4,137	18,231

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	635	370	372	248	1,625	—	1,625
Current accident year catastrophes	30	9	9	2	50	—	50
Prior accident years	(8)	(2)	(16)	(25)	(51)	15	(36)

Total provision for unpaid losses and loss adjustment expenses	657	377	365	225	1,624	15	1,639
Payments	(660)	(338)	(318)	(145)	(1,461)	(85)	(1,546)

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,958	3,332	4,321	4,646	14,257	4,067	18,324
Reinsurance and other recoverables	65	181	414	2,255	2,915	911	3,826

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,023	$3,513	$4,735	$6,901	$17,172	$4,978	$22,150

Earned premiums	$983	$687	$576	$367	$2,613	$1	$2,614
Loss and loss expense paid ratio [1]	67.2	49.1	55.1	39.4	55.9
Loss and loss expense incurred ratio	66.9	54.8	63.4	61.2	62.2
Prior accident year development (pts) [2]	(0.8)	(0.3)	(2.7)	(7.0)	(2.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Prior accident year development recorded in 2008
Included within prior accident year development for the three months ended March 31, 2008 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Released reserves for extra-contractual liability claims under non-standard personal auto policies	$(9)	$—	$—	$—	$(9)	$—	$(9)
Released workers’ compensation reserves, primarily related to accident years 2006 and prior	—	(21)	(19)	—	(40)	—	(40)
Strengthened reserves for general liability and products liability claims primarily for accident years 2004 and prior	—	17	30	—	47	—	47
Released reserves for umbrella claims, primarily related to accident years 2001 to 2005	—	(5)	(14)	—	(19)	—	(19)
Released reserves for directors and officers claims for accident year 2003	—	—	—	(10)	(10)	—	(10)
Released reserves for construction defect claims in Specialty Commercial for accident year 2001 and prior	—	—	—	(10)	(10)	—	(10)
Other reserve re-estimates, net [1]	1	7	(13)	(5)	(10)	15	5

Total prior accident years development for the three months ended March 31, 2008	$(8)	$(2)	$(16)	$(25)	$(51)	$15	$(36)

[1]	Includes reserve discount accretion of $5, including $1 in Small Commercial, $2 in Middle Market, $1 in Specialty Commercial and $1 in Other Operations.
During the three months ended March 31, 2008, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
•
Released reserves for extra-contractual liability claims under non-standard personal auto policies by $9. As part of the agreement to sell its non-standard auto insurance business in November, 2006, the Company continues to be obligated for certain extra-contractual liability claims arising prior to the date of sale. Reserve estimates for extra-contractual liability claims are subject to significant variability depending on the expected settlement of individually large claims and, during the first quarter of 2008, the Company determined that the settlement value of a number of these claims was expected to be less than previously anticipated, resulting in a $9 release of reserves.

•
Released workers’ compensation reserves by $40 related to accident years 2006 and prior, including a release of $21 in Small Commercial and $19 in Middle Market. This reserve release is a continuation of favorable developments first recognized in 2005 and recognized in both 2006 and 2007. The reserve releases in the first quarter of 2008 resulted from a determination that workers’ compensation losses continue to develop even more favorably from prior expectations due to the California and Florida legal reforms and underwriting actions as well as cost reduction initiatives first instituted in 2003. In particular, the state legal reforms and underwriting actions have resulted in lower than expected medical claim severity.

•
Strengthened reserves for general liability and products liability claims primarily for accident years 2004 and prior by $47 for losses expected to emerge after 20 years of development, including $17 in Small Commercial and $30 in Middle Market. In 2007, management observed that long outstanding general liability claims have been settling for more than previously anticipated and, during the first quarter of 2008, the Company increased the estimate of late development of general liability claims.

•
Released reserves for umbrella claims by $19, primarily related to accident years 2001 to 2005, including $14 in Middle Market and $5 in Small Commercial. The number of reported claims for this line of business has been lower than expected, a trend first observed in 2005. Over time, management has come to believe that the lower than expected number of claims reported to date will not be offset by a higher than expected number of late reported claims. Accordingly, reserves were reduced in the first quarter of 2008.

•
Released reserves for directors and officers claims by $10 for accident year 2003. During the first quarter of 2008, the Company updated its analysis of certain professional liability claims and the new analysis showed that claim severity for directors and officers losses were favorable to previous expectations, resulting in a release of reserves.

•
Released reserves for construction defect claims in Specialty Commercial by $10 for accident years 2001 and prior due to lower than expected reported claim activity. Lower than expected claim activity was first noted in the first quarter of 2007 and continued throughout 2007. In first quarter of 2008, management determined that this was a verifiable trend and reduced reserves accordingly.

Risk Management Strategy
Refer to the MD&A in The Hartford’s 2007 Form 10-K Annual Report for an explanation of Property & Casualty’s risk management strategy.
Reinsurance Recoverables
Refer to the MD&A in The Hartford’s 2007 Form 10-K Annual Report for an explanation of Property & Casualty’s reinsurance recoverables.
Premium Measures
Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a measure under both U.S. GAAP and statutory accounting principles. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Written and earned premium are recorded net of ceded reinsurance premium. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.
Unless otherwise specified, the following discussion speaks to changes in the first quarter of 2008 as compared to the first quarter of 2007.

TOTAL PROPERTY & CASUALTY

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Earned premiums	$2,614	$2,623	—
Net investment income	365	413	(12%)
Other revenues [1]	120	118	2%
Net realized capital gains (losses)	(152)	23	NM

Total revenues	2,947	3,177	(7%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,625	1,625	—
Current accident year catastrophes	50	28	79%
Prior accident years	(36)	22	NM

Total losses and loss adjustment expenses	1,639	1,675	(2%)
Amortization of deferred policy acquisition costs	523	528	(1%)
Insurance operating costs and expenses	153	151	1%
Other expenses	180	167	8%

Total losses and expenses	2,495	2,521	(1%)
Income before income taxes	452	656	(31%)
Income tax expense	126	195	(35%)

Net income [2]	$326	$461	(29%)

Net Income

Ongoing Operations	$312	$429	(27%)
Other Operations	14	32	(56%)

Total Property & Casualty net income	$326	$461	(29%)

[1]	Represents servicing revenue.

[2]	Includes net realized capital gains (losses), after-tax, of $(99) and $15 for the three months ended March 31, 2008 and 2007, respectively.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income decreased by $135, or 29%, as a result of a $117 decrease in Ongoing Operations’ net income and an $18 decrease in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.

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

	Three Months Ended
	March 31,
	2008	2007	Change
Written premiums	$2,584	$2,622	(1%)
Change in unearned premium reserve	(29)	(1)	NM

Earned premiums	2,613	2,623	—
Losses and loss adjustment expenses
Current accident year before catastrophes	1,625	1,625	—
Current accident year catastrophes	50	28	79%
Prior accident years	(51)	4	NM

Total losses and loss adjustment expenses	1,624	1,657	(2%)
Amortization of deferred policy acquisition costs	523	528	(1%)
Insurance operating costs and expenses	148	145	2%

Underwriting results	318	293	9%
Net servicing income [1]	(1)	11	NM
Net investment income	310	351	(12%)
Net realized capital gains (losses)	(134)	17	NM
Other expenses	(57)	(60)	5%

Income before income taxes	436	612	(29%)
Income tax expense	(124)	(183)	32%

Net income	$312	$429	(27%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	62.2	61.9	(0.3)
Current accident year catastrophes	1.9	1.1	(0.8)
Prior accident years	(2.0)	0.2	2.2

Total loss and loss adjustment expense ratio	62.2	63.1	0.9
Expense ratio	25.5	25.5	—
Policyholder dividend ratio	0.2	0.2	—

Combined ratio	87.8	88.8	1.0

Catastrophe ratio
Current accident year	1.9	1.1	(0.8)
Prior accident years	(0.4)	(0.2)	0.2

Total catastrophe ratio	1.5	0.9	(0.6)

Combined ratio before catastrophes	86.4	87.9	1.5
Combined ratio before catastrophes and prior accident year development	87.9	87.6	(0.3)

[1]	Net of expenses related to service business.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income
Net income decreased by $117, or 27%, due primarily to a change from net realized capital gains of $17 in 2007 to net realized capital losses of $134 in 2008 and a decrease in net investment income of $41, partially offset by an increase in underwriting results of $25.
A change from net realized capital gains of $17 to net realized capital losses of $134
The change from net realized capital gains of $17 in 2007 to net realized capital losses of $134 in 2008 was primarily due to realized losses in 2008 from impairments, sales of investments in corporate securities and commercial mortgage-backed securities and decreases in the value of credit derivatives due to credit spreads widening.
Impairments in 2008 primarily consisted of credit-related impairments of CMBS, ABS, and corporate securities. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in 2008).

Net investment income decreased by $41
Primarily driving the $41 decrease in net investment income were losses in 2008 on limited partnerships and other alternative investments, largely driven by lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets.
Underwriting results increased by $25
Underwriting results increased by $25 with a corresponding 1.0 point decrease in the combined ratio, from 88.8 to 87.8, due to:

Change in underwriting results
Decrease in earned premiums	$(10)

Losses and loss adjustment expenses
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(7)
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	7

Net change in current accident year losses and loss adjustment expenses before catastrophes	—
Catastrophes — Increase in current accident year catastrophe losses	(22)
Reserve changes — A change from net unfavorable to net favorable prior accident year reserve development	55

Net decrease in losses and loss adjustment expenses	33

Operating expenses
Decrease in amortization of deferred policy acquisition costs	5
Increase in insurance operating costs and expenses	(3)

Net decrease in operating expenses	2

Increase in underwriting results from 2007 to 2008	$25

Earned premium decreased by $10
Ongoing Operations’ earned premium decreased by $10 due to a 5% decrease in Middle Market and a 4% decrease in Specialty Commercial, largely offset by a 3% increase in Personal Lines and a 1% increase in Small Commercial. Refer to the earned premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $33
Current accident year losses and loss adjustment expenses before catastrophes remained flat
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes remained flat at $1,625 as a decrease in earned pricing and an increase in expected current accident year loss costs was completely offset by the effect of a decrease in earned premium. An increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines, Middle Market and Specialty Commercial was partially offset by a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial.

Personal Lines	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines increased by 2.4 points, primarily due to a higher current accident year loss and loss adjustment expense ratio for auto liability claims and, to a lesser extent, increased frequency of non-catastrophe losses on homeowners business, partially offset by the effect of earned pricing increases in homeowners.

Small Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial decreased by 4.5 points, primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation and package business.

Middle Market	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market increased by 1.6 points, primarily due to higher non-catastrophe losses on property and marine business, driven by a number of large individual claims.

Specialty Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial increased by 2.2 points, primarily due to a higher loss and loss adjustment ratio on directors and officers insurance in professional liability.

Current accident year catastrophes increased by $22
Current accident year catastrophe losses increased by $22, from $28, or 1.1 points, in 2007 to $50, or 1.9 points, in 2008, primarily due to tornadoes and thunderstorms in the South and winter storms along the Pacific coast.
A $55 change from net unfavorable to net favorable prior accident year reserve development
Prior accident year reserve development changed from net unfavorable development of $4, or 0.2 points, in 2007, to net favorable prior accident year reserve development of $51, or 2.0 points, in 2008. Among other reserve changes, net favorable reserve development of $51 in 2008 included workers’ compensation reserve releases in Small Commercial and Middle Market. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2008. There were no significant prior accident year developments in 2007.
Operating expenses decreased by $2
The expense ratio remained flat as a result of only a slight increase in operating expenses and a slight decrease in earned premium. Consistent with the decrease in earned premium, amortization of deferred policy acquisition costs decreased slightly from 2007 to 2008.
Income tax expense decreased by $59
Income tax expense decreased by $59, primarily due to the decrease in income before income taxes.

PERSONAL LINES

	Three Months Ended
	March 31,
Premiums	2008	2007	Change
Written Premiums [1]
Business Unit
AARP	$662	$650	2%
Agency	258	269	(4%)
Other	16	20	(20%)

Total	$936	$939	—

Product Line
Automobile	$698	$699	—
Homeowners	238	240	(1%)

Total	$936	$939	—

Earned Premiums [1]
Business Unit
AARP	$687	$653	5%
Agency	277	277	—
Other	19	23	(17%)

Total	$983	$953	3%

Product Line
Automobile	$706	$693	2%
Homeowners	277	260	7%

Total	$983	$953	3%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007
Policies in-force end of period
Automobile	2,339,871	2,313,512
Homeowners	1,477,335	1,458,485

Total policies in-force end of period	3,817,206	3,771,997

New business premium
Automobile	$84	$117
Homeowners	$24	$37

Premium Renewal Retention
Automobile	88%	89%
Homeowners	88%	100%

Written Pricing Increase (Decrease)
Automobile	3%	—
Homeowners	3%	8%

Earned Pricing Increase (Decrease)
Automobile	1%	(1%)
Homeowners	4%	6%

Earned Premiums
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Earned premiums increased $30, or 3%, primarily due to earned premium growth in AARP. Agency earned premium was flat year over year.
•
AARP earned premium grew $34, or 5%, reflecting growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. The earned premium growth in AARP was primarily due to auto and homeowners new business written premium outpacing non-renewals over the last nine months of 2007.

•
Agency earned premium remained flat from 2007 to 2008 as the effect of earned pricing increases was offset by the effect of a decline in new business premium and auto premium renewal retention since the second quarter of 2007. The market environment continues to be intensely competitive with flat to declining rate actions by some competitors in 2007 contributing to the decrease in new business and premium renewal retention. Partially offsetting the effect of price competition on new business and retention was the effect of an increase in the number of agency appointments.

•	Other earned premium decreased by $4, or 17%, primarily due to a strategic decision to reduce other affinity business.

Auto earned premium grew by $13, or 2%, in 2008, primarily due to new business outpacing non-renewals in AARP over the last nine months of 2007. Homeowners’ earned premium grew $17, or 7%, primarily due to an earned pricing increase of 4% in 2008 and due to new business outpacing non-renewals in AARP business over the last nine months of 2007.

New business premium
•     Both auto and homeowners new business written premium decreased in the three months ended March 31, 2008 with auto new business decreasing by $33, or 28%, to $84 and homeowners new business decreasing $13, or 35%, to $24. AARP new business written premium decreased primarily due to lower auto policy conversion rates. Agency new business written premium decreased primarily due to price competition driven, in part, by a greater number of agents using comparative rating software to obtain quotes from multiple carriers.

Premium renewal retention
•     Premium renewal retention for auto decreased from 89% to 88% as renewal retention remained flat in AARP and decreased in Agency. Premium renewal retention for homeowners decreased from 100% to 88% for the three months ended March 31, 2008, with a decrease in retention for both AARP and Agency business. The decreases in premium renewal retention for Agency auto and homeowners were driven largely by price competition.

Earned pricing increase (decrease)
•     The trend in earned pricing during 2007 was primarily a reflection of the written pricing changes in the last nine months of 2007. While written pricing in auto was flat for the last nine months of 2007, written pricing increased in auto by 3% in the first quarter of 2008 as the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs. Homeowners’ written pricing continued to increase due largely to rate increases and increases in insurance to value. Insurance to value is the ratio of the amount of insurance purchased to the value of the insured property.

Policies in-force	• The number of policies in-force increased by 1% for both auto and homeowners, reflecting growth in AARP business.

	Three Months Ended
	March 31,
Personal Lines — Underwriting Summary	2008	2007	Change
Written premiums	$936	$939	—
Change in unearned premium reserve	(47)	(14)	NM

Earned premiums	983	953	3%
Losses and loss adjustment expenses
Current accident year before catastrophes	635	593	7%
Current accident year catastrophes	30	17	76%
Prior accident years	(8)	4	NM

Total losses and loss adjustment expenses	657	614	7%
Amortization of deferred policy acquisition costs	156	152	3%
Insurance operating costs and expenses	65	57	14%

Underwriting results	$105	$130	(19%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.6	62.2	(2.4)
Current accident year catastrophes	3.1	1.8	(1.3)
Prior accident years	(0.8)	0.5	1.3

Total loss and loss adjustment expense ratio	66.9	64.5	(2.4)
Expense ratio	22.4	21.9	(0.5)

Combined ratio	89.4	86.4	(3.0)

Catastrophe ratio
Current year	3.1	1.8	(1.3)
Prior years	(0.7)	—	0.7

Total catastrophe ratio	2.5	1.8	(0.7)

Combined ratio before catastrophes	86.9	84.6	(2.3)
Combined ratio before catastrophes and prior accident years development	87.0	84.1	(2.9)

Other revenues [1]	$34	$36	(6%)

[1]	Represents servicing revenues.

	Three Months Ended
	March 31,
Combined Ratios	2008	2007	Change
Automobile	92.6	90.7	(1.9)
Homeowners	81.1	74.8	(6.3)

Total	89.4	86.4	(3.0)

Underwriting results and ratios
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Underwriting results decreased by $25, from $130 to $105, with a corresponding 3.0 point increase in the combined ratio, from 86.4 to 89.4, due to:

Change in underwriting results
Increase in earned premiums	$30

Losses and loss adjustment expenses
Ratio change — An increase in the current accident loss and loss adjustment expense ratio before catastrophes	(24)
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(18)

Increase in current accident year losses and loss adjustment expenses before catastrophes	(42)
Catastrophes — Increase in current accident year catastrophes	(13)
Reserve changes — A change to net favorable prior accident year reserve development	12

Net increase in losses and loss adjustment expenses	(43)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(4)
Increase in insurance operating costs and expenses	(8)

Net increase in operating expenses	(12)

Decrease in underwriting results from 2007 to 2008	$(25)

Earned premium increased by $30
Earned premiums increased $30, or 3%, primarily due to earned premium growth in AARP. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses increased by $43
Current accident year losses and loss adjustment expenses before catastrophes increased by $42
Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $42, to $635, due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes and an increase in earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes increased by 2.4 points, to 64.6. The increase was primarily due to a higher current accident year loss and loss adjustment expense ratio for auto liability claims and, to a lesser extent, increased frequency of non-catastrophe losses on homeowners business, partially offset by the effect of earned pricing increases in homeowners. The higher loss and loss adjustment expense ratio for auto liability claims was primarily driven by an expectation of increased bodily injury severity.
Current accident year catastrophes increased by $13
Current accident year catastrophe losses of $30, or 3.1 points, for 2008 were higher than current accident year catastrophe losses of $17, or 1.8 points, in 2007, primarily due to tornadoes and thunderstorms in the South and winter storms along the Pacific coast.
A $12 change from net unfavorable to net favorable prior accident year reserve development
Net favorable reserve development of $8 in 2008 included a $9 release of reserves for extra-contractual liability claims related to non-standard auto liability claims in runoff. There were no significant prior accident year reserve developments in 2007.
Operating expenses increased by $12
The expense ratio increased by 0.5 points, to 22.4, in 2008, due largely to an increase in insurance operating costs and expenses incurred to achieve earned premium growth. Amortization of deferred policy acquisition costs increased slightly, driven primarily by the increase in earned premium.

Outlook
Management expects written premium for the Personal Lines segment to be flat to 3% higher in 2008 than in 2007. New business written premium began to decline in the third quarter of 2007 and this trend continued in the first quarter of 2008 for both AARP and Agency. Based on competitive market conditions, written premium is expected to be 1% to 4% higher in auto and between 1% lower and 2% higher in homeowners with all of the growth coming within AARP. For AARP business, management expects to achieve its written premium growth primarily through continued direct marketing to AARP members and an expansion of underwriting appetite through the continued roll-out of the “Next Gen Auto” product. Through improvements in technology, the Company seeks to increase AARP new business flow from the internet and increase the percentage of AARP new business submissions that can be quoted real-time. In addition to marketing directly to AARP members, the Company will increase its media spend to enhance brand awareness.
For the Agency business in 2008, management expects written premium to decrease as competition for business has increased, in part, driven by more agencies using comparative raters to obtain quotes from multiple carriers. The Company seeks to increase its new business by appointing more agents, increasing the flow of new business from recently appointed agents and improving its price competitiveness across a broader spectrum of risks.
In April of 2008, the Company launched a brand and channel expansion initiative in four states: Arizona, Illinois, Tennessee and Minnesota. In those four states, the Company will significantly increase Personal Lines brand advertising and will launch direct marketing efforts beyond its existing AARP program. In addition, certain agents in the four target states will have the opportunity for the first time to sell the Company’s AARP product. The Company is currently targeting the fourth quarter of 2008 for rollout of the agent-sold AARP product.
Margins for both auto and homeowners are under pressure as carriers have generally been willing to allow their combined ratios to increase in order to grow written premium. For auto, written pricing was flat for 2007 and did not keep pace with loss costs which increased due to a higher frequency of auto claims and a higher severity of bodily injury claims. In response to higher loss costs, written pricing for auto increased in the first quarter of 2008, reflecting modest rate increases. While carriers in the personal lines industry will continue to compete on price, management expects that auto pricing in the industry will firm a bit in 2008 as combined ratios have risen in the past couple of years and eroded profitability. Throughout 2007, the Company increased its estimate of current accident year loss costs for auto liability claims, due primarily to higher than anticipated frequency on AARP and Agency business. In 2008, management expects claim frequency on auto claims to stabilize, but expects claim severity to increase, resulting in a moderately higher current accident year loss and loss adjustment expense ratio on auto claims.
For homeowners, written pricing increased 5% for the 2007 full year and 3% in the first quarter of 2008, primarily reflecting an increase in insurance to value and, prior to 2008, an increase in the value of insured properties. Non-catastrophe loss costs of homeowners claims increased in 2007 due to higher claim severity and increased in the first quarter of 2008 due to higher claim frequency. For the remainder of 2008, management expects claim severity will increase but that unfavorable claim frequency will moderate.
For Personal Lines, the Company expects a 2008 combined ratio before catastrophes and prior accident year development in the range of 88.5 to 91.5. The combined ratio before catastrophes and prior accident year development was 88.6 in 2007. To help maintain profitability, the Company is seeking to achieve greater economy of scale, enhance its products, improve its pricing structure and expand market access.
To summarize, management’s outlook in Personal Lines for the 2008 full year is:
•	Written premium flat to 3% higher, with auto written premium 1% to 4% higher and homeowners written premium from 1% lower to 2% higher

•	A combined ratio before catastrophes and prior accident year development of 88.5 to 91.5

SMALL COMMERCIAL

	Three Months Ended
	March 31,
Premiums [1]	2008	2007	Change
Written premiums	$743	$740	—
Earned premiums	687	681	1%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007
New business premium	$127	$129
Premium renewal retention	83%	85%
Written pricing decrease	(2%)	(1%)
Earned pricing increase (decrease)	(2%)	—
Policies in-force end of period	1,048,057	1,005,879

Earned Premiums
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Earned premiums for the Small Commercial segment increased $6, or 1%, primarily due to new business premiums outpacing non-renewals for workers’ compensation business over the last nine months of 2007. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, actions taken by some of the Company’s competitors to increase market share and increase business appetite in certain classes of risks may be contributing to the Company’s flat written premium growth.

New business premium
•     While new business written premium declined significantly during the last nine months of 2007, new business written premium was only down slightly in the first quarter of 2008 (down $2, or 2%). In the first quarter of 2008, a decrease in new package business was largely offset by an increase in new workers’ compensation business. The decrease in new package business premium was largely due to increased competition. Contributing to the increase in workers’ compensation new business was the use of more flexible pricing on targeted accounts and an increase in commissions paid to agents.

Premium renewal retention
•     Premium renewal retention decreased from 85% to 83% due, in part, to a reduction in average premium per account, including the effect of a decrease in written pricing for workers’ compensation business.

Earned pricing increase (decrease)
•     As written premium is earned over the 12-month term of the policies, the earned pricing changes during the first quarter of 2008 are primarily a reflection of the written pricing changes over the last nine months of 2007.

Policies in-force
•     Consistent with the increase in earned premium, the number of policies in-force has increased. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing, changes in the average premium per policy and because policy in-force counts are as of a point in time rather than over a period of time.

	Three Months Ended
	March 31,
Small Commercial — Underwriting Summary	2008	2007	Change
Written premiums	$743	$740	—
Change in unearned premium reserve	56	59	(5%)

Earned premiums	687	681	1%
Losses and loss adjustment expenses
Current accident year before catastrophes	370	397	(7%)
Current accident year catastrophes	9	7	29%
Prior accident years	(2)	(5)	60%

Total losses and loss adjustment expenses	377	399	(6%)
Amortization of deferred policy acquisition costs	159	160	(1%)
Insurance operating costs and expenses	32	38	(16%)

Underwriting results	$119	$84	42%

Loss and loss adjustment expense ratio
Current accident year before catastrophes	53.8	58.3	4.5
Current accident year catastrophes	1.3	1.0	(0.3)
Prior accident years	(0.3)	(0.8)	(0.5)

Total loss and loss adjustment expense ratio	54.8	58.5	3.7
Expense ratio	27.7	28.9	1.2
Policyholder dividend ratio	0.2	0.2	—

Combined ratio	82.7	87.6	4.9

Catastrophe ratio
Current year	1.3	1.0	(0.3)
Prior years	—	0.3	0.3

Total catastrophe ratio	1.3	1.3	—

Combined ratio before catastrophes	81.3	86.3	5.0
Combined ratio before catastrophes and prior accident years development	81.7	87.4	5.7

Underwriting results and ratios
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Underwriting results increased by $35, from $84 to $119, with a corresponding 4.9 point improvement in the combined ratio, from 87.6 to 82.7, due to:

Change in underwriting results
Increase in earned premiums	$6

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	31
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(4)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	27
Catastrophes — Increase in current accident year catastrophes	(2)
Reserve changes — Decrease in net favorable prior accident year reserve development	(3)

Net decrease in losses and loss adjustment expenses	22

Operating expenses
Decrease in amortization of deferred policy acquisition costs	1
Decrease in insurance operating costs and expenses	6

Decrease in operating expenses	7

Increase in underwriting results from 2007 to 2008	$35

Earned premium increased by $6
Earned premiums for the Small Commercial segment increased $6, or 1%, primarily due to an increase in earned premiums on workers’ compensation business. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses decreased by $22
Current accident year losses and loss adjustment expenses before catastrophes decreased by $27
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $27 in 2008, to $370, primarily due to a 4.5 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, to 53.8. The decrease in this ratio was primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation and package business. The lower current accident year loss and loss adjustment expense ratio for workers’ compensation claims reflected an expectation of favorable medical claim severity relative to the level of medical claim severity assumed for the 2007 accident year. The lower current accident year loss and loss adjustment expense ratio for package business included the effect of lower non-catastrophe property losses, primarily driven by lower claim severity.
Decrease in net favorable prior accident year development by $3
While net favorable prior accident year development was only $2 in 2008, reserve development included a $21 release of workers’ compensation reserves related to accident years 2006 and prior, largely offset by a $17 strengthening of reserves for general liability and products liability claims for accident years 2004 and prior. There were no significant prior accident year developments in 2007.
Operating expenses decreased by $7
The expense ratio decreased by 1.2 points, to 27.7, in 2008, primarily due to a $6 decrease in insurance operating costs and expenses, driven, in part, by a decrease in estimated contingent commissions related to 2007 agent compensation.

Outlook
Management expects written premium in 2008 to be flat to 3% higher than in 2007 as it seeks to increase the flow of new business from its agents. Small Commercial expects to increase written premium by selectively expanding its underwriting appetite, refining its pricing models and upgrading product features. The Company expects to provide more pricing flexibility in 2008 by adding a pricing tier for workers’ compensation business. In addition, the Company plans to introduce in 2008 an enhanced renewal pricing model for the Company’s Spectrum business owners’ package product. Despite a decline in new business in 2007, management expects new business will increase in 2008, driven by an increased flow of new business submissions from the larger producers. Including supplemental commissions, the Company has increased commissions paid to agents and expects that this will help it achieve its growth objectives in 2008.
Through technology and process improvements, in 2008, the Company plans to improve efficiency and service levels in its underwriting centers and enhance the agent’s on-line experience. Average premium per policy is expected to continue to decline due to the sale of more liability-only policies, workers’ compensation rate reductions and a lower average premium on Next Generation Auto business. Written pricing for Small Commercial business has declined modestly, by 2% in the first quarter of 2008, as carriers have competed for new business through new product features and expanded coverage. In 2008, the Company will continue to focus on renewal retention, particularly in the mid-Western states, where competition has been particularly strong.
Reflecting favorable trends in workers’ compensation loss cost frequency in recent accident years, Small Commercial recognized a lower 2008 accident year loss and loss adjustment expense ratio for workers’ compensation business in the first quarter of 2008. Management expects this trend to continue provided that claim frequency continues to emerge favorably. While the Company experienced favorable non-catastrophe property losses on package business and commercial auto claims in the first quarter of 2008 due to favorable severity, management expects that loss cost severity will not be as favorable for the balance of the year. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 84.0 to 87.0 in 2008. The combined ratio before catastrophes and prior accident year development was 88.0 in 2007.
To summarize, management’s outlook in Small Commercial for the 2008 full year is:
•	Written premium flat to 3% higher

•	A combined ratio before catastrophes and prior accident year development of 84.0 to 87.0

MIDDLE MARKET

	Three Months Ended
	March 31,
Premiums [1]	2008	2007	Change
Written premiums	$548	$557	(2%)
Earned premiums	576	605	(5%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007
New business premium	$104	$106
Premium renewal retention	80%	78%
Written pricing increase (decrease)	(6%)	(5%)
Earned pricing increase (decrease)	(5%)	(5%)
Policies in-force end of period	81,482	79,244

Earned Premiums
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Earned premiums for the Middle Market segment decreased by $29, or 5%. The decrease was primarily due to earned pricing decreases in the first quarter of 2008, a decrease in new business written premium for the last nine months of 2007 and a decrease in premium renewal retention in the second and third quarter of 2007.

New business premium
•     While new business written premium declined during the last nine months of 2007, new business written premium was only down slightly in the first quarter of 2008 (down $2, or 2%). A decrease in auto and general liability new business premium was largely offset by an increase in workers’ compensation new business. While continued price competition and the effect of state-mandated rate reductions in workers’ compensation has lessened the attractiveness of new business in certain lines, the Company has increased new business for worker’s compensation due, in part, to the effect of increasing commissions and expanding underwriting appetite in selected industries and regions of the country.

Premium renewal retention
•     After a decline in premium renewal retention during 2007, retention increased in most lines of business in the first quarter of 2008 due to actions taken to protect renewals, including the use of flexible pricing on targeted accounts.

Earned pricing increase (decrease)
•     Earned pricing decreased in all lines of business, including workers’ compensation, commercial auto, general liability, property and marine. As written premium is earned over the 12-month term of the policies, the earned pricing changes during the first quarter of 2008 were primarily a reflection of the written pricing changes over the last nine months of 2007.

Policies in-force	• Despite the decrease in earned premium, the number of policies in-force has increased, reflecting a reduction in the average premium per policy.

	Three Months Ended
	March 31,
Middle Market — Underwriting Summary	2008	2007	Change
Written premiums	$548	$557	(2%)
Change in unearned premium reserve	(28)	(48)	42%

Earned premiums	576	605	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	372	380	(2%)
Current accident year catastrophes	9	5	80%
Prior accident years	(16)	18	NM

Total losses and loss adjustment expenses	365	403	(9%)
Amortization of deferred policy acquisition costs	129	135	(4%)
Insurance operating costs and expenses	31	34	(9%)

Underwriting results	$51	$33	55%

Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.5	62.9	(1.6)
Current accident year catastrophes	1.6	0.7	(0.9)
Prior accident years	(2.7)	3.1	5.8

Total loss and loss adjustment expense ratio	63.4	66.8	3.4
Expense ratio	27.5	27.6	0.1
Policyholder dividend ratio	0.3	0.2	(0.1)

Combined ratio	91.2	94.6	3.4

Catastrophe ratio
Current year	1.6	0.7	(0.9)
Prior years	0.3	(0.6)	(0.9)

Total catastrophe ratio	1.9	0.1	(1.8)

Combined ratio before catastrophes	89.3	94.5	5.2
Combined ratio before catastrophes and prior accident years development	92.3	90.7	(1.6)

Underwriting results and ratios
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Underwriting results increased by $18, from $33 to $51, with a corresponding 3.4 point decrease in the combined ratio, from 94.6 to 91.2, due to:

Change in underwriting results
Decrease in earned premiums	$(29)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	17
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(9)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	8
Catastrophes — Increase in current accident year catastrophes	(4)
Reserve changes — Change to net favorable prior accident year reserve development	34

Net decrease in losses and loss adjustment expenses	38

Operating expenses
Decrease in amortization of deferred policy acquisition costs	6
Decrease in insurance operating costs and expenses	3

Net decrease in operating expenses	9

Increase in underwriting results from 2007 to 2008	$18

Earned premium decreased by $29
Earned premiums for the Middle Market segment decreased by $29, or 5%, driven primarily by decreases in workers’ compensation and commercial auto business. Refer to the earned premium section for further discussion.
Losses and loss adjustment expenses decreased by $38
Current accident year losses and loss adjustment expenses before catastrophes decreased by $8
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $8 due to a decrease in earned premium, partially offset by the effect of an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 1.6 points, to 64.5, primarily due to higher non-catastrophe losses on property and marine business, driven by a number of large individual claims. Also contributing to the increase in the current accident year loss and loss adjustment expense ratio before catastrophes was the effect of earned pricing decreases.
Change of $34 to favorable prior accident year development
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $18, or 3.1 points, in 2007 to net favorable prior accident year reserve development of $16, or 2.7 points, in 2008. Net favorable reserve development of $16 in 2008 included a $19 release of workers’ compensation reserves and a $14 release of reserves for umbrella claims, partially offset by a $30 strengthening of reserves for general liability and products liability claims.
Operating expenses decreased by $9
The expense ratio was relatively flat, at 27.5 in 2008, as the effect of lower earned premium was offset by the effect of lower amortization of deferred policy acquisition costs and lower insurance operating costs and expenses. The $6 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium. Insurance operating costs and expenses decreased by $3 based on actions taken to reduce these costs given the anticipated decrease in premium.

Outlook
Management expects written premium to be 1% to 4% lower in 2008 as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Contributing to the expected decline in Middle Market written premium is the effect of state-mandated rate reductions in workers’ compensation and increased competition in specific geographic markets and lines. For both workers’ compensation and commercial auto products, the Company is improving the sophistication of its pricing models in order to expand its underwriting appetite in selected industries and regions of the country. Including supplemental commissions, the Company has increased commissions paid to agents and expects that this will help it achieve its growth objectives in 2008.
Written pricing has been affected by increased competition for new business as evidenced by written pricing decreases of 5% in 2007 and 6% in the first quarter of 2008. Market conditions in the commercial lines industry continue to be soft with written pricing likely to continue to decline in 2008, more so on the larger accounts. Through the end of 2007, The Hartford’s new business had been declining due to the increased competition and written pricing decreases. However, new business written premium increased in the first quarter of 2008 for workers’ compensation and property business. In 2008, the Company will continue to focus on protecting its renewals.
Consistent with claims experience for the 2007 accident year, during 2008, management expects an increase in claim costs as an increase in expected severity will likely more than offset the effect of a reduction in expected claim frequency. Loss costs are expected to continue to increase across most lines of business in Middle Market, including on workers’ compensation claims and on non-catastrophe property claims covered under property, marine and commercial auto policies. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 93.5 to 96.5 in 2008. The combined ratio before catastrophes and prior accident year development was 93.8 in 2007.
To summarize, management’s outlook in Middle Market for the 2008 full year is:
•	Written premium 1% to 4% lower

•	A combined ratio before catastrophes and prior accident year development of 93.5 to 96.5

SPECIALTY COMMERCIAL

	Three Months Ended
	March 31,
	2008	2007	Change
Written Premiums [1]
Property	$24	$41	(41%)
Casualty	159	165	(4%)
Professional liability, fidelity and surety	152	159	(4%)
Other	22	21	5%

Total	$357	$386	(8%)

Earned Premiums [1]
Property	$44	$52	(15%)
Casualty	132	141	(6%)
Professional liability, fidelity and surety	170	170	—
Other	21	21	—

Total	$367	$384	(4%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Earned premiums for the Specialty Commercial segment decreased by $17, or 4%, primarily due to a decrease in casualty and property earned premiums.
•
Property earned premiums decreased by $8, or 15%, primarily due to the effect of an arrangement with Berkshire Hathaway to share premiums written under subscription policies sold in the excess and surplus lines market. Under the arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. Also contributing to the decrease in earned premiums was a decrease in earned pricing and lower new business growth and premium renewal retention since the third quarter of 2007, primarily due to increased competition and lower written pricing in the standard excess and surplus lines market, particularly for catastrophe-exposed business. Partially offsetting the decrease in earned premiums was the effect of lower reinsurance costs.

•	Casualty earned premiums decreased by $9, or 6%, primarily because of earned pricing decreases and a decline in new business premium on loss-sensitive business written with larger accounts.

•
Professional liability, fidelity and surety earned premium remained flat from 2007 to 2008 as a modest increase in contract surety earned premium was offset by a modest decrease in professional liability earned premium. The increase in earned premium from contract surety business was primarily due to an increase in the average size of construction projects bonded in the last nine months of 2007. However, written premium for contract surety business has declined in the first quarter of 2008 due to the increased competition for public construction projects and reduced private construction activity. The decrease in earned premium from professional liability business was primarily due to earned pricing decreases and a decrease in new business written premium, partially offset by the effect of a decrease in the portion of risks ceded to outside reinsurers.

•	Within the “other” category, earned premium remained flat from 2007 to 2008. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.

	Three Months Ended
	March 31,
Specialty Commercial — Underwriting Summary	2008	2007	Change
Written premiums	$357	$386	(8%)
Change in unearned premium reserve	(10)	2	NM

Earned premiums	367	384	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	248	255	(3%)
Current accident year catastrophes	2	(1)	NM
Prior accident years	(25)	(13)	(92%)

Total losses and loss adjustment expenses	225	241	(7%)
Amortization of deferred policy acquisition costs	79	81	(2%)
Insurance operating costs and expenses	20	16	25%

Underwriting results	$43	$46	(7%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	67.9	65.7	(2.2)
Current accident year catastrophes	0.3	0.1	(0.2)
Prior accident years	(7.0)	(3.6)	3.4

Total loss and loss adjustment expense ratio	61.2	62.2	1.0
Expense ratio	26.4	25.2	(1.2)
Policyholder dividend ratio	0.5	0.4	(0.1)

Combined ratio	88.0	87.8	(0.2)

Catastrophe ratio
Current year	0.3	0.1	(0.2)
Prior years	(1.8)	(1.1)	0.7

Total catastrophe ratio	(1.5)	(1.0)	0.5

Combined ratio before catastrophes	89.6	88.8	(0.8)
Combined ratio before catastrophes and prior accident years development	94.7	91.4	(3.3)

Other revenues [1]	$86	$82	5%

[1]	Represents servicing revenue
Underwriting results and ratios
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Underwriting results decreased by $3, with a corresponding 0.2 point increase in the combined ratio, to 88.0, due to:

Change in underwriting results
Decrease in earned premiums	$(17)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	13
Ratio change — Increase in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	(6)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	7
Catastrophes — Change in current accident year catastrophe losses	(3)
Reserve changes — Increase in net favorable prior accident year reserve development	12

Net decrease in losses and loss adjustment expenses	16

Operating expenses
Decrease in amortization of deferred policy acquisition costs	2
Increase in insurance operating costs and expenses	(4)

Increase in operating expenses	(2)

Decrease in underwriting results from 2007 to 2008	$(3)

Earned premium decreased by $17
Earned premiums for the Specialty Commercial segment decreased by $17, or 4%, primarily due to a decrease in casualty and property earned premiums. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses decreased by $16
Current accident year losses and loss adjustment expenses before catastrophes decreased by $7
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $7 in 2008, to $248, due to a decrease in earned premium, partially offset by a 2.2 point increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development, to 67.9. The increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development was primarily due to a higher loss and loss adjustment ratio on directors and officers insurance in professional liability, driven by earned pricing decreases, and a large non-catastrophe property fire loss.
Increase in net favorable prior accident year development by $12
Net favorable prior accident year reserve development increased from $13, or 3.6 points, in 2007 to $25, or 7.0 points, in 2008. Net favorable prior accident year reserve development of $25 in 2008 included a $10 release of reserves for directors’ and officers insurance claims related to accident year 2003 and a $10 release of reserves for construction defect claims related to accident year 2001. There were no significant prior accident year reserve developments in 2007.
Operating expenses increased by $2
The expense ratio increased by 1.2 points, to 26.4, due largely to increased acquisition costs related to writing a greater mix of higher commission small commercial and private directors and officers insurance. Insurance operating costs and expenses increased by $4, primarily due to the reduction in ceding commissions as a result of the decision to cede less of the Company’s professional liability premiums to reinsurers. The decrease in the amortization of deferred policy acquisition costs was commensurate with the decrease in earned premium.

Outlook
In 2008, the Company expects written premium for the Specialty Commercial segment to be flat to 3% lower. For property business, the Company expects written premium to decrease, largely because of the decision to stop writing specialty property business with large, national accounts. Also contributing to the expected decline in property written premium is a decrease in written premium for the Company’s core excess and surplus lines property business. Under an arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of core excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. While the arrangement with Berkshire Hathaway enables the Company to offer its insureds larger policy limits and thereby enhance its competitive position in the marketplace, capacity and competition has increased significantly, particularly for catastrophe-exposed business. Standard admitted markets have expanded their appetite for core excess and surplus lines business which has significantly increased competition.
Management expects a modest increase in casualty written premium in 2008 due largely to an increase in new business while retaining its profitable renewals. Within the specialty casualty business, the Company will improve interaction with agents by reducing the number of internal touch points through the underwriting process and will realign the field office organization to better serve specialty construction accounts.
Within professional liability, fidelity and surety, management expects an increase in written premium for 2008, primarily driven by directors’ and officers’ insurance (“D&O”) and errors and omissions insurance (“E&O”). The Company will focus on D&O and E&O new business opportunities with both large and middle market private companies and seeks to grow its business in Europe through its new underwriting office in the United Kingdom. In addition, the Company will continue to cross-sell professional liability coverage to small businesses that purchase business owners package policies and capitalize on the increased demand for separate Side-A D&O insurance limits of liability that provide protection to individual directors and officers to the extent their company is unwilling or unable to indemnify them against litigation. In the face of written pricing decreases, the Company will maintain underwriting discipline when writing professional liability coverage for larger public companies.
Written premium from contract surety business is expected to be relatively flat as this segment of the market has been affected by increased competition for public construction projects and reduced private construction activity. The Company will seek to diversify its portfolio of commercial surety business, including a focus on growing our small bond book of business. Written premium growth could be lower than planned in any one or all of the Specialty Commercial businesses if written pricing is less favorable than anticipated and management determines that new and renewal business is not adequately priced.
Written pricing has been decreasing in professional liability and property lines of business. Since 2006, competition has intensified for professional liability business, particularly for directors’ and officers’ insurance coverage. A lower frequency of shareholder class action cases in 2005 and 2006 has put downward pressure on rates. Increased volatility in the equity and debt markets along with the evolving fall out of the sub-prime mortgage market led to a rebound of such cases in 2007 and a stabilization of rates in affected industries. Written pricing for property business began to decline in the second half of 2007, primarily due to price competition which has resulted in lower pricing in the standard core excess and surplus lines markets. The industry has increased its capacity and appetite to write business in catastrophe-prone markets and this has increased competition in those markets.
As a percentage of earned premiums, management expects that losses and loss adjustment expenses will increase in 2008 for professional liability, casualty and property business with the increase driven primarily by lower earned pricing. The Company expects its sub-prime loss activity to be manageable based on several factors. Principal among them is the diversified nature of the product and customer portfolio with the majority of the Company’s total in-force professional liability net written premium derived from policyholders with privately-held ownership and, therefore, relatively low shareholder class action exposure. Furthermore, only 12% of the portfolio is from financial services firms, the area most directly affected by the sub-prime and credit environment fall out. Among the Company’s policyholders considered to have the greatest sub-prime loss exposure, the Company’s average net limit exposed is $7 at an average attachment point of $96. Given the anticipated trends in pricing and loss costs in Specialty Commercial, management expects a combined ratio before catastrophes and prior accident year development in the range of 96.0 to 99.0 for 2008. The combined ratio before catastrophes and prior accident year development was 94.4 in 2007.
To summarize, management’s outlook in Specialty Commercial for the 2008 full year is:
•	Written premium flat to 3% lower

•	A combined ratio before catastrophes and prior accident year development of 96.0 to 99.0

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended
	March 31,
Operating Summary	2008	2007	Change
Written premiums	$2	$—	—
Change in unearned premium reserve	1	—	—

Earned premiums	1	—	—
Losses and loss adjustment expenses — prior years	15	18	(17%)
Insurance operating costs and expenses	5	6	(17%)

Underwriting results	(19)	(24)	21%
Net investment income	55	62	(11%)
Net realized capital gains (losses)	(18)	6	NM
Other expenses	(2)	—	—

Income before income taxes	16	44	(64%)
Income tax expense	(2)	(12)	83%

Net income (loss)	$14	$32	(56%)

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
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net income for the three months ended March 31, 2008 decreased $18 compared to the prior year period, driven primarily by the following:
•	A $5 increase in underwriting results, primarily due to a $3 decrease in unfavorable prior year loss development.

•
A $7 decrease in net investment income, primarily as a result of a decrease in investment yield for fixed maturities and losses in 2008 on limited partnerships and other alternative investments and a decrease in invested assets resulting from net losses and loss adjustment expenses paid.

•
A change from $6 of net realized capital gains in 2007 to $18 of net realized capital losses in 2008, primarily due to impairments, sales of investments in corporate securities and commercial mortgage-backed securities and decreases in the value of credit derivatives due to credit spreads widening.

•	A $10 decrease in income tax expense, as a result of a decrease in income before taxes.

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
In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three months ended March 31, 2008.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended March 31, 2008	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,998		$251	$1,888	$4,137
Losses and loss adjustment expenses incurred	2		—	13	15
Losses and loss adjustment expenses paid	(51)		(7)	(27)	(85)

Ending liability — net [2][3]	$1,949	[4]	$244	$1,874	$4,067

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $9 and $5, respectively, as of March 31, 2008 and $9 and $6, respectively, as of December 31, 2007. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three months ended March 31, 2008 includes $1 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three months ended March 31, 2008 includes $2 related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,654 and $278, respectively, as of March 31, 2008 and $2,707 and $290, respectively, as of December 31, 2007.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $271 and $277, respectively, resulting in a one year net survival ratio of 7.2 and a three year net survival ratio of 7.1. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three months ended March 31, 2008, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended March 31, 2008	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$35	$2	$8	$—
Assumed — Domestic	15	—	3	—
London Market	3	—	1	—

Total	53	2	12	—
Ceded	(2)	—	(5)	—

Net	$51	$2	$7	$—

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2008 includes $1 related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2008 includes $3 related to asbestos and environmental claims.

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2008 of $2.21 billion ($1.96 billion and $249 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.83 billion to $2.54 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2007 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves or to the amounts recoverable from its reinsurers.
The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2008, Other Operations’ reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter of 2008, and environmental liabilities in the third quarter of 2008. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance and Other Operations (Including Asbestos and Environmental Claims) sections of the MD&A included in the Company’s 2007 Form 10-K Annual Report.

INVESTMENTS
General
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the General section in The Hartford’s 2007 Form 10-K Annual Report. For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) reduced and contributed ($3,756) and $1,529 to the Company’s consolidated revenues for the three months ended March 31, 2008 and 2007, respectively. Net investment income and net realized capital gains (losses), excluding net investment income from trading securities, reduced and contributed ($178) and $1,319 to the Company’s consolidated revenues for the three months ended March 31, 2008 and 2007, respectively. The decrease in the contribution to consolidated revenues for 2008, as compared to the prior year period, is primarily due to a net loss in the value of equity securities held for trading and in realized capital losses in 2008.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 58% and 61% of the fair value of its invested assets as of March 31, 2008 and December 31, 2007, respectively. Other events beyond the Company’s control, including changes in credit spreads, could also adversely impact the fair value of these investments. Additionally, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section in The Hartford’s 2007 Form 10-K Annual Report.
Life
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table identifies the invested assets by type held in the general account as of March 31, 2008 and December 31, 2007.
Composition of Invested Assets

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$50,615	50.4%	$52,542	52.6%
Equity securities, available-for-sale, at fair value	1,202	1.2%	1,284	1.3%
Equity securities held for trading, at fair value [1]	37,406	37.3%	36,182	36.3%
Policy loans, at outstanding balance	2,118	2.1%	2,061	2.1%
Mortgage loans, at amortized cost [2]	4,821	4.8%	4,739	4.7%
Limited partnerships and other alternative investments [3]	1,329	1.3%	1,306	1.3%
Short-term investments	1,807	1.8%	1,158	1.2%
Other investments [4]	1,086	1.1%	534	0.5%

Total investments	$100,384	100.0%	$99,806	100.0%

[1]	These assets support the International variable annuity business. Changes in these balances are also reflected in the respective liabilities.

[2]	Consist of commercial and agricultural loans.

[3]	Includes a real estate joint venture.

[4]	Primarily relates to derivative instruments.

Total investments increased $578 since December 31, 2007 primarily as a result of equity securities held for trading, short-term investments, and Other investments, partially offset by increased unrealized losses primarily due to a widening of credit spreads associated with fixed maturities. Equity securities, held for trading, increased $1.2 billion since December 31, 2007, as a result of foreign currency gains due to the appreciation of the Japanese yen in comparison to the U.S. dollar as well as positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan, partially offset by a decrease in value of the underlying investment funds supporting the Japanese variable annuity product due to negative market performance. The increase in short-term investments resulted from the investment of proceeds received from the sale of fixed maturities in anticipation of investing in favorable risk/return opportunities as they emerge. The increase in Other investments is primarily related to derivative instruments increasing in value primarily due to a decline in interest rates, an increase in equity volatility, and a decrease in equity index levels.
Investment Results
The following table summarizes Life’s net investment income (loss).

	Three Months Ended
	March 31,
	2008		2007
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$755	5.5%	$757	5.8%
Equity securities, available-for-sale	25	7.1%	18	6.8%
Mortgage loans	69	5.8%	50	6.1%
Policy loans	33	6.3%	36	7.0%
Limited partnerships and other alternative investments	(17)	(5.3%)	32	14.9%
Other [3]	(32)	—	(24)	—
Investment expense	(14)	—	(17)	—

Total net investment income excluding equity securities held for trading	819	5.3%	852	6.0%
Equity securities held for trading [4]	(3,578)	—	210	—

Total net investment income (loss)	$(2,759)	—	$1,062	—

[1]
Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program and consolidated variable interest entity minority interests. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]
Primarily represents fees associated with securities lending activities of $(22) and $(16) as of March 31, 2008 and 2007, respectively. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, held for trading.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Net investment income, excluding securities held for trading, decreased $33, or (4)%, for the three months ended March 31, 2008, compared to the prior year period. The decrease in net investment income was primarily due to a decrease in investment yield for fixed maturities and losses in 2008 on limited partnership and other alternative investments, partially offset by a higher average invested asset base. The decrease in the fixed maturity yield primarily resulted from lower income on variable rate securities due to decreases in short-term interest rates year over year. Limited partnerships and other alternative investments contributed to the decrease in income compared to the prior year period largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and wider credit spread environment. Based upon the current interest rate environment, Life expects to see a continued decline in fixed maturity yield, which coupled with lower expected yield from limited partnership and other alternative investments, is expected to result in a lower average portfolio yield for 2008 as compared to 2007 levels.
The decrease in net investment income on equity securities, held for trading, for the three months ended March 31, 2008 compared to the prior year period was primarily attributed to a decrease in the value of the underlying investment funds supporting the Japanese variable annuity product due to negative market performance.

The following table summarizes Life’s net realized capital gains and losses results.

	Three Months Ended
	March 31,
(Before-tax)	2008	2007
Gross gains on sale	$43	$72
Gross losses on sale	(110)	(40)
Impairments
Credit related [1]	(211)	(12)
Other [2]	(20)	(2)

Total impairments	(231)	(14)
Japanese fixed annuity contract hedges, net [3]	(14)	5
Periodic net coupon settlements on credit derivatives/Japan	(7)	(12)
SFAS 157 transition impact [4]	(650)	—
GMWB derivatives, net	(110)	22
Other, net [5]	(141)	(10)

Net realized capital gains (losses), before-tax	$(1,220)	$23

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

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Includes losses from SFAS 157 transition impact of $616, $10 and $24 related to the embedded derivatives within GMWB-US, GMWB-UK and GMAB liabilities, respectively.

[5]	Primarily consists of changes in fair value on non-qualifying derivatives and other investment gains and losses.
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale
•    Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities and CMBS as well as $17 of CLOs for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below. Securities that were sold at a loss during the three months ended March 31, 2008 had an average unrealized loss position as a percentage of the securities, amortized cost of 2% as of December 31, 2007, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

•    Gross gains and losses on sales for three months ended March 31, 2007 were primarily comprised of corporate securities. Securities that were sold at a loss had an average unrealized loss position as a percentage of the securities, amortized cost of 2% as of December 31, 2006, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Impairments	• See the Other-Than-Temporary Impairments section that follows for information on impairment losses

SFAS 157
•    The loss from the SFAS 157 transition impact to the GMWB and GMAB rider embedded derivatives was a one-time loss recognition resulting from the transition to this accounting standard. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

GMWB	• Losses in 2008 on GMWB rider embedded derivatives were primarily due to mortality assumptions updates.

Other
•    Other, net losses in 2008 primarily resulted from the change in value of non-qualifying derivatives due to credit spread widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A. Also included in 2008 were losses on HIMCO managed CLOs of $33. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below.

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
The following table identifies the invested assets by type held as of March 31, 2008 and December 31, 2007.
Composition of Invested Assets

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$25,683	86.8%	$27,205	88.8%
Equity securities, available-for-sale, at fair value	1,162	3.9%	1,208	3.9%
Mortgage loans, at amortized cost [1]	682	2.3%	671	2.2%
Limited partnerships and other alternative investments [2]	1,290	4.4%	1,260	4.1%
Short-term investments	711	2.4%	284	0.9%
Other investments	58	0.2%	38	0.1%

Total investments	$29,586	100.0%	$30,666	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes hedge fund investments outside of limited partnerships and real estate joint ventures.
Total investments decreased $1.1 billion since December 31, 2007, primarily as a result of increased unrealized losses primarily due to a widening of credit spreads associated with fixed maturities partially offset by an increase in short-term investments. The increase in short-term investments resulted from the investment of proceeds received from the sale of fixed maturities in anticipation of investing in favorable risk/return opportunities as they emerge.
Investment Results
The following table below summarizes Property & Casualty’s net investment income.

	Three Months Ended
	March 31,
	2008		2007
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$371	5.5%	$370	5.6%
Equity securities, available-for-sale	20	7.0%	10	5.8%
Mortgage loans	10	5.9%	7	5.8%
Limited partnerships and other alternative investments	(19)	(5.9%)	34	16.0%
Other [3]	(12)	—	(3)	—
Investment expense	(5)	—	(5)	—

Net investment income, before-tax	$365	5.0%	$413	5.9%

Net investment income, after-tax [4]	$272	3.7%	$306	4.4%

[1]
Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, and collateral received associated with the securities lending program. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]
Primarily represents fees associated with securities lending activities of $(9) and $(4) as of March 31, 2008 and 2007, respectively. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Before-tax net investment income decreased $48, or 12%, and after-tax net investment income decreased $34, or 11%, compared to the prior year period. The decrease in net investment income and yield was primarily due to losses in 2008 on limited partnership and other alternative investments. Limited partnerships and other alternative investments contributed to the decrease in income compared to the prior year period largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and wider credit spread environment. Based upon the current interest rate environment, Property and Casualty expects to see a continued decline in fixed maturity yield, which coupled with lower expected yield from limited partnership and other alternative investments, is expected to result in a lower average portfolio yield for 2008 as compared to 2007 levels.

The following table summarizes Property & Casualty’s net realized capital gains and losses results.

	Three Months Ended
	March 31,
(Before-tax)	2008	2007
Gross gains on sale	$52	$52
Gross losses on sale	(100)	(26)
Impairments
Credit related [1]	(57)	—
Other [2]	(16)	(1)

Total impairments	(73)	(1)
Periodic net coupon settlements on credit derivatives	2	3
Other, net [3]	(33)	(5)

Net realized capital gains (losses), before-tax	$(152)	$23

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

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and other investment gains and losses.
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale
•    Gross losses on sales for the three months ended March 31, 2008, were predominantly within fixed maturities and were comprised of corporate securities and CMBS, as well as $19 of CLOs for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below. Securities that were sold at a loss during the three months ended March 31, 2008 had an average unrealized loss position as a percentage of the securities, amortized cost of 4% as of December 31, 2007, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

•    Gross gains and losses on sales for the three months ended March 31, 2007 were primarily corporate securities. Securities that were sold at a loss had an average unrealized loss position as a percentage of the securities, amortized cost of 2% as of December 31, 2006, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.

Impairments	• See the Other-Than-Temporary Impairments section that follows for information on impairment losses

Other
•    Other, net losses in 2008 primarily resulted from the change in value associated with credit derivatives due to credit spread widening and losses on HIMCO managed CLOs of $17. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities as well as increased likelihood of a U.S. recession. For further discussion, see the “Capital Market Risk Management” section of the MD&A. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below.

Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of March 31, 2008 and December 31, 2007, Corporate held $313 and $308, respectively, of fixed maturity investments, $1.1 billion and $160, respectively, of short-term investments and $99 and $103, respectively, of equity securities. As of March 31, 2008 and December 31, 2007, a put option agreement for the Company’s contingent capital facility with a fair value of $43 was included in Other invested assets.

Variable Interest Entities (“VIE”)
The Company is involved with variable interest entities as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee, and holding ownership or other investment interests in the entities.
VIEs may or may not be consolidated on the Company’s condensed consolidated financial statements. When the Company is the primary beneficiary of the VIE, all of the assets of the VIE are consolidated into the Company’s financial statements. The Company also reports a liability for the portion of the VIE that represents the minority interest of other investors in the VIE. When the Company concludes that it is not the primary beneficiary of the VIE, the fair value of the Company’s investment in the VIE is recorded in the Company’s financial statements.
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss.
As of March 31, 2008 and December 31, 2007, the Company had relationships with seven VIEs where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	March 31, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss	Assets	Liabilities [1]	to Loss
CLOs [2]	$347	$40	$311	$128	$47	$107
Limited partnerships	304	50	254	309	47	262
Other investments [3]	364	73	329	377	71	317

Total	$1,015	$163	$894	$814	$165	$686

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]
Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee as well as two investment structures that are backed by preferred securities.

As of March 31, 2008 and December 31, 2007, the Company also held variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for less than two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of March 31, 2008 and December 31, 2007 was $504 and $150, respectively.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $86 (Life realized $50 and Property and Casualty realized $36) before-tax from the termination of these CLOs. In connection with the restructuring, the Company purchased interests in two of the resulting VIEs. The Company is the primary beneficiary for one of the resulting VIEs.

Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended
	March 31,
	2008	2007
ABS
Sub-prime residential mortgages	$61	$—
Other	—	12
CMBS	119	—
Corporate	99	1
Equity and other	25	2

Total other-than-temporary impairments	$304	$15

Credit related	$268	$12
Other	36	3

Total other-than-temporary impairments	$304	$15

The following discussion provides an analysis of significant other-than-temporary impairments recognized during the three months ended March 31, 2008 and 2007 as well as the related circumstances giving rise to the other-than-temporary impairments.
For the three months ended March 31, 2008, credit related other-than-temporary impairments primarily consisted of CMBS, ABS, and Corporate securities. The CMBS impairments were primarily related to CMBS CDOs that contained below investment grade 2006 and 2007 vintage year collateral. ABS impairments were primarily taken on RMBS backed by second lien residential mortgages. Corporate credit impairments were primarily due to a financial services company that has recently experienced a lack of liquidity. For the majority of the credit related impairments, the Company expects to recover principal and interest substantially greater than what the market price indicates. These impairments were included in credit related because of the extensive credit spread widening and were recognized due to the Company’s uncertainty of its intent to retain the investments for a period of time sufficient to allow recovery to amortized cost.
The other-than-temporary impairments reported in Other were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to for allow recovery to cost or amortized cost.
Prior to the other-than-temporary impairments, these securities had an average market value as a percentage of amortized cost of 71%.
During the three months ended March 31, 2007, the credit related other-than-temporary impairment was recorded on one ABS security backed by aircraft lease receivables due to a continued decline in value, attributed to higher than expected aircraft maintenance costs and a rating agency downgrade.
Future other-than-temporary impairments will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates and credit spreads. If the economic fundamentals continue to deteriorate, other-than-temporary impairments for 2008 could significantly exceed the 2007 impairments of $483. For further discussions on fundamentals related to sub-prime residential mortgage-backed securities, commercial mortgage-backed securities, and corporate securities in the financial services sector, see the Investment Credit Risk section below.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 4 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Derivative Instruments
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10 by counterparty for each legal entity of the Company. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
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
The Company assumes credit exposure through credit default swaps and credit index swaps as an efficient means to manage credit exposure without directly investing in the cash market investments. The following table presents the notional, fair value, derivative credit risk, and underlying referenced asset average credit ratings for credit derivatives in which the Company is assuming credit risk as of March 31, 2008.
March 31, 2008

				Underlying Referenced Asset(s)
	Notional		Average Credit		Average
	Amount	Fair Value	Risk Exposure	Type	Credit Rating
Credit default swaps [1]
Investment grade risk exposure	$1,587	$(238)	AA	Corporate Credit	BBB+
Below investment grade risk exposure [2]	538	(311)	CCC+	Corporate Credit	BBB-

Total	$2,125	$(549)

[1]	Includes $1.1 billion of notional value, as of March 31, 2008, of a standard market index of diversified portfolios of corporate issuers referenced through credit default swaps.

[2]	The fair value includes cash payments received at the inception of certain contracts of $201. The net loss for the three months ended March 31, 2008, was ($37), before-tax.
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

In addition to the credit default swaps that assume credit exposure presented in the table above, the Company also purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of March 31, 2008, the notional and fair value of these credit default swaps was $5.2 billion and $257, respectively. In addition, during the first quarter of 2008, the Company entered into credit protection using credit default basket swaps on a standard corporate market index. This protection significantly reduced the Company’s overall net exposure to credit derivatives and had a notional and fair value as of March 31, 2008 of $650 and $28, respectively.
Prior to the first quarter of 2008, the Company also assumed credit exposure through credit index swaps referencing AAA rated commercial mortgage backed security indices. During the first quarter of 2008, the Company realized a loss of $100, before-tax, as a result of certain of these swaps maturing as well as the Company eliminating exposure to the remaining swaps by entering into offsetting positions. As of March 31, 2008, the remaining credit index swaps that were closed by offsetting positions had a notional and fair value of $280 and $15, respectively, while the offsetting swaps had a notional and fair value at March 31, 2008, of $280 and $(17), respectively.
Fixed Maturities
The following tables identify fixed maturity securities by quality and type on a consolidated basis as of March 31, 2008 and December 31, 2007.
The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Consolidated Fixed Maturities by Credit Quality

	March 31, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$25,842	$24,418	31.9%	$28,547	$28,318	35.4%
AA	11,808	10,932	14.3%	11,326	10,999	13.7%
A	17,812	17,325	22.6%	16,999	17,030	21.3%
BBB	15,617	15,319	20.0%	15,093	14,974	18.7%
United States Government/Government agencies	4,962	5,071	6.6%	5,165	5,229	6.5%
BB & below	3,751	3,546	4.6%	3,594	3,505	4.4%

Total fixed maturities	$79,792	$76,611	100.0%	$80,724	$80,055	100.0%

Consolidated Fixed Maturities by Type

	March 31, 2008					December 31, 2007
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
ABS
Auto	$643	$2	$(24)	$621	0.8%	$692	$—	$(16)	$676	0.9%
CDOs [1] [2]	3,011	1	(267)	2,745	3.6%	2,633	1	(118)	2,516	3.1%
Credit cards	901	1	(42)	860	1.1%	957	3	(22)	938	1.2%
RMBS [3]	2,868	5	(574)	2,299	3.0%	2,999	10	(343)	2,666	3.3%
Student loan	785	—	(123)	662	0.9%	786	1	(40)	747	0.9%
Other	1,347	20	(180)	1,187	1.5%	1,448	18	(94)	1,372	1.7%
CMBS
Bonds	12,888	68	(1,146)	11,810	15.4%	13,641	126	(421)	13,346	16.7%
Commercial real estate (“CRE”) CDOs	2,132	—	(657)	1,475	1.9%	2,243	1	(390)	1,854	2.3%
Interest only (“IOs”)	1,661	152	(42)	1,771	2.3%	1,741	117	(27)	1,831	2.3%
CMOs
Agency backed	1,023	34	(6)	1,051	1.4%	1,191	32	(4)	1,219	1.5%
Non-agency backed [4]	512	1	(30)	483	0.6%	525	4	(3)	526	0.7%
Corporate
Basic industry	2,472	69	(54)	2,487	3.3%	2,508	61	(34)	2,535	3.2%
Capital goods	2,258	105	(29)	2,334	3.0%	2,194	86	(26)	2,254	2.8%
Consumer cyclical	2,958	94	(93)	2,959	3.9%	3,011	87	(60)	3,038	3.8%
Consumer non-cyclical	3,243	119	(34)	3,328	4.3%	3,008	89	(37)	3,060	3.8%
Energy	1,569	79	(16)	1,632	2.1%	1,595	71	(12)	1,654	2.1%
Financial services	11,823	238	(1,087)	10,974	14.3%	11,934	230	(568)	11,596	14.4%
Technology and communications	3,932	160	(115)	3,977	5.2%	3,763	181	(40)	3,904	4.9%
Transportation	518	20	(15)	523	0.7%	401	12	(13)	400	0.5%
Utilities	4,710	210	(113)	4,807	6.3%	4,500	181	(104)	4,577	5.7%
Other	1,065	11	(70)	1,006	1.3%	1,204	24	(48)	1,180	1.5%
Government/Government agencies
Foreign	997	62	(11)	1,048	1.4%	999	59	(5)	1,053	1.3%
United States	1,296	54	—	1,350	1.8%	836	22	(3)	855	1.1%
MBS	2,273	27	(10)	2,290	3.0%	2,757	26	(20)	2,763	3.5%
Municipal
Taxable	1,388	33	(47)	1,374	1.8%	1,376	33	(23)	1,386	1.7%
Tax-exempt	11,519	321	(282)	11,558	15.1%	11,776	394	(67)	12,103	15.1%
Redeemable preferred stock	—	—	—	—	—	6	—	—	6	—

Total fixed maturities	$79,792	$1,886	$(5,067)	$76,611	100.0%	$80,724	$1,869	$(2,538)	$80,055	100.0%

[1]
Includes securities with an amortized cost and fair value of $15 and $12, respectively, as of March 31, 2008, and $16 and $15, respectively, as of December 31, 2007, that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

[2]	Primarily relates to CLOs which are supported by senior secured bank loans. As of March 31, 2008, 99% of these CLOs were AAA rated with an average subordination of 29%.

[3]
Includes securities with an amortized cost and fair value of $39 and $35, respectively, as of March 31, 2008, and $40 and $37, respectively, as of December 31, 2007, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $95 and $78, respectively, as of March 31, 2008, and $96 and $87, respectively, as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[4]
Includes securities with an amortized cost and fair value of $261 and $240, respectively, as of March 31, 2008, and $270 as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

The Company’s investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2007. The fixed maturity net unrealized loss position increased $2.5 billion since December 31, 2007 primarily due to credit spread widening, partially offset by a decrease in interest rates and other-than-temporary impairments taken during the year. Credit spreads widened primarily due to the continued deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. The sectors with the most significant concentration of unrealized losses were CMBS, corporate fixed maturities, most significantly within the financial services sector, and RMBS. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

CMBS — During the first quarter of 2008, CMBS continued to experience price declines due to market disruptions in the form of re-pricing of risk and liquidity disruptions across lending markets as well as concerns over weaker underwriting practices such as higher leverage, lower debt service coverage, and more aggressive income growth projections. However, the Company believes the commercial property market cash flow fundamentals will remain sound. The Company performed quantitative and qualitative analysis on the CMBS portfolio that included cash flow modeling. The assumptions used in the cash flow modeling included, on a region by region basis, increases in unemployment, capitalization rates and defaults, and continued declines in property values. As of March 31, 2008, based on this analysis, the Company concluded these securities were temporarily impaired. For further discussion on CMBS, see the “Commercial Mortgage Loans” commentary and tables below.
Financial services — The increase in unrealized losses was primarily due to the recent credit spread widening stemming from concerns over risks in the sub-prime mortgage and leveraged finance markets and the associated impact of issuer credit losses, earnings volatility, and access to liquidity for companies involved in those markets as well as the financial sector as a whole. The majority of these securities are investment grade issuances by large financial institutions and were priced above 80% of amortized cost as of March 31, 2008.
RMBS — Continued deterioration in collateral performance, uncertainty surrounding the decline in home prices, the impact of potential federal intervention, and negative technical factors caused further price depression on ABS backed by sub-prime mortgages during the first quarter of 2008. The Company performed quantitative and qualitative analysis on the RMBS portfolio that included cash flow modeling. The assumptions used in the cash flow modeling included increased defaults to incorporate currently high delinquency and foreclosure rates, higher loss severities upon default to factor in declining home values, and slower voluntary prepayments to reflect limited borrower refinance options. As of March 31, 2008, based on this analysis, the Company concluded these securities were temporarily impaired. For further discussion on RMBS, see the “Sub-prime Residential Mortgage Loans” commentary and tables below.
The Company has reviewed its overall investment portfolio and concluded that securities in an unrealized loss position at March 31, 2008 were temporarily impaired. For further discussion on unrealized losses and the Company’s other-than-temporary impairment process, see the Fixed Maturity and Equity, Available-for-Sale, Consolidated Unrealized Loss section below.
Deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities as well as the increased likelihood of a U.S. recession has caused credit spreads to widen considerably. The sectors most significantly impacted include residential and commercial mortgage backed investments, and other structured products, including consumer loan backed investments. The following sections illustrate the Company’s holdings and provides commentary on the sectors identified above.
Sub-prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Fixed Maturities by Type table above. Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but do not conform to government-sponsored enterprise standards. Both of these categories are considered to be below-prime. The Company is not an originator of below-prime mortgages. The slowing U.S. housing market, greater use of affordability mortgage products, and relaxed underwriting standards for some originators of below-prime loans has recently led to higher delinquency and loss rates, especially within the 2007 and 2006 vintage years. Continued deterioration in collateral performance, uncertainty surrounding the decline in home prices, the impact of potential federal intervention, and negative technical factors has led to an increase in unrealized losses from December 31, 2007 to March 31, 2008. The Company expects delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the near term. The Company has performed cash flow analysis on its sub-prime holdings stressing multiple variables, including prepayment speeds, default rates, and loss severity. Based on this analysis and the Company’s expectation of future loan performance, other than certain credit related impairments recorded in the current year, future payments are expected to be received in accordance with the contractual terms of the securities. For a discussion on credit related impairments, see Other-Than-Temporary Impairments section included in the Investment Results section of the MD&A.
The following table presents the Company’s exposure to ABS supported by sub-prime mortgage loans by credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and CDO line in the table above. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $356 and $318, respectively, as of March 31, 2008, and $366 and $357, respectively, as of December 31, 2007. These securities were primarily backed by AAA 2007 vintage year collateral.

Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]
March 31, 2008

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$79	$75	$203	$175	$94	$71	$24	$17	$6	$5	$406	$343
2004	128	116	358	287	2	2	2	1	—	—	490	406
2005	101	92	761	622	13	10	2	2	9	7	886	733
2006	338	277	58	40	29	20	71	49	31	18	527	404
2007	258	208	52	24	37	31	27	14	66	35	440	312

Total	$904	$768	$1,432	$1,148	$175	$134	$126	$83	$112	$65	$2,749	$2,198

Credit protection	32.7%		48.2%		32.5%		18.8%		17.8%		40.0%
December 31, 2007

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized		Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Fair Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$93	$92	$213	$199	$113	$94	$8	$7	$7	$7	$434	$399
2004	133	131	358	324	2	2	2	1	—	—	495	458
2005	113	107	796	713	8	5	10	3	33	23	960	851
2006	457	413	67	55	2	3	3	2	8	2	537	475
2007	280	241	71	39	56	47	21	20	25	27	453	374

Total	$1,076	$984	$1,505	$1,330	$181	$151	$44	$33	$73	$59	$2,879	$2,557

Credit protection	32.7%		47.3%		21.1%		19.6%		17.1%		39.8%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $221 and $179, respectively, as of March 31, 2008 and $260 and $217, respectively, as of December 31, 2007.

[3]	As of March 31, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 4.3 years.

[4]	As of March 31, 2008, approximately 83% of the portfolio is backed by adjustable rate mortgages.
Commercial Mortgage Loans
Commercial real estate market cash flow fundamentals have been solid with mortgage delinquencies near all time lows. Recently, however, commercial real estate rents and property values have begun to soften. The following tables represent the Company’s exposure to CMBS bonds and commercial real estate CDOs by credit quality and vintage year. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below does not include the Company’s exposure to CMBS IOs. These securities are AAA rated and have an amortized cost and fair value of $1,661 and $1,771, respectively, as of March 31, 2008 and $1,741 and $1,831, respectively, as of December 31, 2007.
CMBS — Bonds [1]
March 31, 2008

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,595	$2,599	$500	$475	$178	$157	$39	$39	$37	$36	$3,349	$3,306
2004	770	756	89	75	65	52	23	19	—	—	947	902
2005	1,317	1,265	462	370	350	299	68	59	23	21	2,220	2,014
2006	3,015	2,749	363	285	538	453	442	363	19	16	4,377	3,866
2007	1,172	1,061	460	371	179	144	181	144	3	2	1,995	1,722

Total	$8,869	$8,430	$1,874	$1,576	$1,310	$1,105	$753	$624	$82	$75	$12,888	$11,810

Credit protection	24.6%		16.4%		13.1%		7.6%		3.3%		21.2%

December 31, 2007

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,666	$2,702	$495	$502	$289	$292	$30	$32	$46	$49	$3,526	$3,577
2004	709	708	89	87	130	128	23	21	—	—	951	944
2005	1,280	1,258	479	454	404	389	85	76	24	21	2,272	2,198
2006	2,975	2,910	415	395	763	739	456	400	24	22	4,633	4,466
2007	1,365	1,342	461	431	240	220	190	165	3	3	2,259	2,161

Total	$8,995	$8,920	$1,939	$1,869	$1,826	$1,768	$784	$694	$97	$95	$13,641	$13,346

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.
CMBS — CRE CDOs [1] [2]
March 31, 2008

	AAA		AA		A		BBB		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$357	$288	$93	$71	$48	$39	$12	$8	$510	$406
2004	158	132	17	12	18	14	8	5	201	163
2005	169	114	45	34	56	27	6	4	276	179
2006	499	326	172	111	150	89	46	23	867	549
2007	107	78	86	55	72	39	13	6	278	178

Total	$1,290	$938	$413	$283	$344	$208	$85	$46	$2,132	$1,475

Credit protection	34.0%		27.1%		17.5%		11.5%		29.7%

December 31, 2007
	AAA		AA		A		BBB		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$378	$320	$88	$73	$64	$42	$13	$10	$543	$445
2004	170	149	17	15	24	17	8	7	219	188
2005	178	153	63	52	60	42	6	5	307	252
2006	517	436	178	136	149	118	46	34	890	724
2007	107	97	92	80	72	58	13	10	284	245

Total	$1,350	$1,155	$438	$356	$369	$277	$86	$66	$2,243	$1,854

Credit protection	31.5%		27.1%		16.7%		10.4%		27.5%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
As of March 31, 2008, approximately 42% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities. However, the Company primarily invests in the AAA tranche of the CDO capital structure.

In addition to commercial mortgage-backed securities, the company has whole loan commercial real estate investments. The carrying value of these investments was $5.5 billion and $5.4 billion as of March 31, 2008 and December 31, 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are geographically dispersed throughout the United States and by property type. At March 31, 2008 and December 31, 2007, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and accordingly had no valuation allowance for mortgage loans at March 31, 2008 and December 31, 2007.

Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the softening economy and higher unemployment rates. Delinquencies and losses on consumer loans rose modestly during the first quarter of 2008 and the Company expects this trend to continue throughout the year. However, the Company does not expect its ABS consumer loan holdings to face credit concerns, as the borrower collateral quality and structural credit enhancement of the securities is sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality.
ABS Consumer Loans
March 31, 2008

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Credit card [1]	$167	$166	$6	$6	$156	$153	$572	$535	$—	$—	$901	$860
Auto [2]	211	207	27	28	156	150	208	201	41	35	643	621
Student loan [3]	312	267	333	284	140	111	—	—	—	—	785	662

Total	$690	$640	$366	$318	$452	$414	$780	$736	$41	$35	$2,329	$2,143

December 31, 2007

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Credit card [1]	$166	$166	$19	$19	$162	$162	$610	$591	$—	$—	$957	$938
Auto [2]	274	270	27	27	151	148	198	192	42	39	692	676
Student loan [3]	313	297	333	317	140	133	—	—	—	—	786	747

Total	$753	$733	$379	$363	$453	$443	$808	$783	$42	$39	$2,435	$2,361

[1]	As of March 31, 2008, approximately 14% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

[2]
Includes monoline insured securities with an amortized cost and fair value of $50 and $49, respectively, at March 31, 2008, and amortized cost and fair value of $49 at December 31, 2007. Additionally, approximately 7% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[3]
Includes monoline insured securities with an amortized cost and fair value of $102 and $77, respectively, at March 31, 2008, and amortized cost and fair value of $102 and $93, respectively, at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

Fixed Maturity and Equity Securities, Available-for-Sale, Consolidated Unrealized Loss
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of March 31, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.
Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities

	March 31, 2008				December 31, 2007
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	5,599	$15,755	$14,968	$(787)	6,070	$10,879	$10,445	$(434)
Greater than three to six months	1,897	4,434	3,816	(618)	5,341	11,857	10,954	(903)
Greater than six to nine months	2,327	10,479	8,735	(1,744)	2,584	10,086	9,354	(732)
Greater than nine to twelve months	1,783	8,466	7,158	(1,308)	715	2,756	2,545	(211)
Greater than twelve months	3,005	9,433	8,378	(1,055)	3,596	10,563	10,071	(492)

Total	14,611	$48,567	$43,055	$(5,512)	18,306	$46,141	$43,369	$(2,772)

The increase in the unrealized loss amount since December 31, 2007, is primarily the result of credit spread widening, offset in part by a decrease in interest rates and other-than-temporary impairments. As of March 31, 2008 and December 31, 2007, fixed maturities represented $5,067, or 92%, and $2,538, or 92%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. The Company held no securities of a single issuer that were at an unrealized loss position in excess of 1% and 2%, respectively, of the total unrealized loss amount as of March 31, 2008 and December 31, 2007.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities Depressed over 20%

	March 31, 2008				December 31, 2007
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	657	$7,403	$5,231	$(2,172)	248	$1,898	$1,327	$(571)
Greater than three to six months	95	718	352	(366)	27	220	112	(108)
Greater than six to nine months	25	117	45	(72)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	4	40	28	(12)	6	40	26	(14)

Total	781	$8,278	$5,656	$(2,622)	281	$2,158	$1,465	$(693)

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities Depressed over 50%
(included in the depressed over 20% table above)

	March 31, 2008				December 31, 2007
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	76	$616	$232	$(384)	36	$127	$48	$(79)
Greater than three to six months	10	31	8	(23)	4	17	1	(16)
Greater than six to nine months	—	—	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	86	$647	$240	$(407)	40	$144	$49	$(95)

The majority of the securities depressed over 20% as well as those over 50% for six consecutive months or greater in the tables above are CMBS and sub-prime RMBS. The Company performed quantitative and qualitative analysis on these portfolios, including cash flow modeling. For further discussion, see the discussion below the “Consolidated Fixed Maturities by Type” table in this section above.
Additionally, the 20% for six consecutive months or greater in the tables above includes Corporate Financial Services securities that include corporate bonds as well as preferred equity issued by large financial institutions that are lower in the capital structure, and as a result, have incurred greater price depressions. For a further discussion on these securities, see the discussion below the “Consolidated Fixed Maturities by Type” table in this section above.
Future changes in the fair value of the investment portfolio is primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2008 and December 31, 2007. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2008 and December 31, 2007, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2007 Form 10-K Annual Report.

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
Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads, including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Hartford is also exposed to credit and counterparty repayment risk. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments, under various market scenarios. For further discussion of market risk see the “Capital Markets Risk Management” section of the MD&A in The Hartford’s 2007 Form 10-K Annual Report.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in The Hartford’s 2007 Form 10-K Annual Report.
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
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds which do not exceed $10 by counterparty for each legal entity of the Company. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spreads widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. During the first quarter of 2008, credit spreads widening resulted in a significant increase in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section.
Life’s Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets, primarily in the U.S., but increasingly in Japan and other global markets. The Company’s profitability in its investment products businesses depends largely on the amount of assets under management, which is primarily driven by the level of deposits, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans, Institutional, International and, to a lesser extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold.
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
The Company sells variable annuity contracts that offer one or more living benefits, the value of which, to the policyholder, generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. At times, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process. During the first quarter of 2007, the Company launched a new product in its Japan variable annuity business (“3 Win”) which provides three different potential outcomes for the contract holder. The first outcome allows the contract holder to lock-in gains on their account value after a 5-year waiting period and upon reaching a specified appreciation target chosen by the policyholder. Upon reaching the target and after a 5-year waiting period, contract holder funds are transferred out of the underlying funds and into the Company’s general account from which the contract holder can access their account value without penalty. The second outcome provides a “safety-net” that provides the contract holder a guaranteed minimum income benefit (“GMIB”) returning the contract holder’s original deposit over 15 years, if the contract holder’s account value drops by more than 20% from the original deposit, or allows the policyholder to cash out of the account value free of any surrender fees. The third outcome provides the contract holder a guaranteed minimum accumulation benefit (“GMAB”) of the contract holder’s original deposit in a lump sum if the first two outcomes are not met after a ten-year waiting period. This is the Company’s first GMAB issuance. GMABs are accounted for differently from GMIBs, as described below. Due to the structure of this product, significant equity market movements, either up, to a level that the specified appreciation target is reached, or down by more than 20% of the actual deposit, can result in significant DAC charges as the life of the product will have expired upon reaching either target. There is also a return of premium death benefit attached to this product. In addition, the Company expects to make further changes in its living benefit offerings from time to time. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty. As of March 31, 2008, account values and guaranteed balances associated with 3 Win were $3.2 billion and $3.4 billion, respectively.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS 133 (such as GMWBs or GMABs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, changes in the risk-free rate used for discounting equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMIBs and GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios and discounted at a rate consistent with that used in the Company’s DAC models. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different than if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB. Many benefit guarantees meet the definition of an embedded derivative, under SFAS 133 (GMWB and GMAB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or when the benefit received is in substance a long-term financing (GMIB) the accounting for the benefit is prescribed by SOP 03-1.

In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $536, as of March 31, 2008. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.
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
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits as of March 31, 2008 is $10.5 billion. Due to the fact that 65% of this amount is reinsured, the Company’s net exposure is $3.6 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $47 as of March 31, 2008. Declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. With the exception of the GMIB in 3 Win as described above, the guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder. The value of the GMAB associated with Japan’s new product offering in the first quarter of 2007, recorded as an embedded derivative under SFAS 133, was a liability of $26 at March 31, 2008.
In April 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with an in-force block of variable annuity products offered in Japan with an account value of $2.2 billion as of March 31, 2008.
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of March 31, 2008 is $2.8 billion. Due to the fact that 23% of this amount is reinsured, the Company’s net exposure is $2.2 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.
The majority of the Company’s U.S. variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all U.S. GMWB riders sold since July 6, 2003 are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy.
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
The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its living benefits. During 2007, the Company opportunistically entered into two customized swap contracts to hedge certain capital market risk components for the remaining term of certain blocks of non-reinsured GMWB riders. As of March 31, 2008, these swaps had a notional value of $11.5 billion and a market value of $144.

The net effect of the change in value of the U.S. and UK embedded derivatives, net of the results of the hedging program, for the three months ended March 31, 2008 and 2007, was a gain (loss) of $(736) (primarily reflecting mortality assumption changes made by the Company during 2008 and the adoption of SFAS 157) and $22 before deferred policy acquisition costs and tax effects, respectively. As of March 31, 2008, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $75.3 billion and $(628), respectively. As of December 31, 2007, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $73.8 billion and $55, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of March 31, 2008 and December 31, 2007, the notional value related to this strategy was $595 and $661, respectively, while the fair value related to this strategy was $27 and $18, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP net income.
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
Derivative Instruments
The Hartford utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements, designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, credit spreads including issuer defaults, price or foreign currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Liquidity Requirements
The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands. However, if an unanticipated demand was placed on the Company, it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period, including those related to its Life and Property & Casualty insurance operations, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2007 Form 10-K Annual Report.
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
The Hartford’s Board of Directors has authorized the Company to repurchase up to $2 billion of its securities. As of March 31, 2008, The Hartford repurchased $1.2 billion of its common stock (12.9 million shares) under this program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
HFSG and Hartford Life, Inc. (“HLI”) are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG in 2008 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $784 in dividends to HLI in 2008 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2008. From January 1, 2008 through March 31, 2008, HFSG and HLI received a combined total of $670 from their insurance subsidiaries. From April 1, 2008 through April 21, 2008, HFSG and HLI received a combined total of $111 from their insurance subsidiaries.
The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position and does not anticipate selling intermediate and long-term fixed maturity investments to meet any liquidity needs. As of March 31, 2008 and December 31, 2007, HFSG held total fixed maturity investments of $1.3 billion and $457, of which $1.0 billion and $154 were short-term investments. HFSG intends to use $425 to repay its 5.55% notes at maturity on August 16, 2008. For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections above.

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
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the ABC Trust, as they did not meet the consolidation requirements under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”).
Commercial Paper, Revolving Credit Facility and Line of Credit
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	March 31,	December 31,	March 31,	December 31,
Description	Date	Date	2008	2007	2008	2007
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$374	$373
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	2,000	2,000	—	—
Line of Credit
Life Japan Operations [1]	9/18/02	1/5/09	50	45	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$4,050	$4,045	$374	$373

[1]	As of March 31, 2008 and December 31, 2007, the line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $2.0 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of March 31, 2008, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2007 Form 10-K Annual Report.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 as amended by the Pension Protection Act of 2006 mandates minimum contributions in certain circumstances. For 2008, the Company does not expect to have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial. The Company expects to contribute $200 to the pension plans and other postretirement benefits during 2008.

Capitalization
The capital structure of The Hartford as of March 31, 2008 and December 31, 2007 consisted of debt and equity, summarized as follows:

	March 31,	December 31,
	2008	2007	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligation)	$1,364	$1,365	—
Long-term debt	3,618	3,142	15%
Total debt [1]	4,982	4,507	11%
Equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	20,061	20,062	—
AOCI, net of tax	(2,225)	(858)	(159%)

Total stockholders’ equity	$17,836	$19,204	(7%)

Total capitalization including AOCI	$22,818	$23,711	(4%)

Debt to equity	28%	23%
Debt to capitalization	22%	19%

[1]	Total debt of the Company excludes $971 and $809 of consumer notes as of March 31, 2008 and December 31, 2007, respectively.
The Hartford’s total capitalization decreased $893 and 4% from December 31, 2007 to March 31, 2008 primarily due to the following:

AOCI, net of tax
•     Decreased $1.4 billion primarily due to increases in unrealized losses on securities of $1.6 billion partially offset by an increase of $142 from the change in foreign currency translation adjustments.

Total Debt	• Increased from issuance of $500 of 6.3% senior notes, offset by $26 payment on capital lease obligations.
Debt
Senior Notes
On March 4, 2008, The Hartford issued $500 of 6.3% senior notes due March 15, 2018. The Hartford intends to use most of the net proceeds from this issuance to repay its $425 of 5.55% notes, due August 16, 2008, at maturity and use the balance of the proceeds for general corporate purposes, which may include the partial repayment at maturity of the 6.375% notes due November 1, 2008. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-142044).
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Consumer Notes
As of March 31, 2008 and December 31, 2007, $971 and $809, respectively, of consumer notes had been issued. As of March 31, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 100 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended March 31, 2008 and 2007, interest credited to holders of consumer notes was $13 and $5, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Stockholders’ Equity
AOCI - AOCI, net of tax, decreased by $1.4 billion as of March 31, 2008 compared with December 31, 2007. The decrease in AOCI includes unrealized losses on securities of $1.6 billion, primarily due to widening credit spreads associated with fixed maturities, partially offset by change in foreign currency translation adjustments of $142. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.

Cash Flow

	Three months ended
	March 31,
	2008	2007
Net cash provided by operating activities	$567	$1,305
Net cash used for investing activities	$(1,820)	$(1,196)
Net cash provided by financing activities	$1,350	$272
Cash – end of period	$2,248	$1,790
The decrease in cash from operating activities compared to prior year period was primarily the result of decreased net income and an increase in payments on payables and accrual balances. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities increased primarily due to treasury share acquisitions and short-term debt repayments reflected in the prior year period activity.
Operating cash flows for the three months ended March 31, 2008 and 2007 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 21, 2008.

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	March 31,	December 31,
	2008	2007
Life Operations	$5,656	$5,786
Japan Life Operations	1,494	1,620
Property & Casualty Operations	8,272	8,509

Total	$15,422	$15,915

Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, see Part II, Item 1, “Legal Proceedings”.
Legislative Initiatives
For a discussion of terrorism reinsurance legislation and how it affects The Hartford, see the “Risk Management Strategy-Terrorism” under the Property & Casualty section of the MD&A in The Hartford’s 2007 Form 10-K Annual Report.
Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the United States Treasury Department could have a material effect on the insurance business. These proposals and initiatives include, or could include, changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2007 Form 10-K Annual Report and Note 1 of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2008.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Broker Compensation Litigation – Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints.
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
Asbestos and Environmental Claims – As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2007 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

Item 1A. RISK FACTORS
We are updating the risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2007 under the heading, “We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity” to read as follows:
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain Life liabilities, creating asset liability duration mismatches and possibly lower spread income.
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
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus.
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
Refer to Part I, Item 1A in The Hartford’s 2007 Form 10-K Annual Report for an explanation of the Company’s other risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2008:

					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	May Yet Be
	Total Number		Average Price	Part of Publicly	Purchased Under
	of Shares		Paid Per	Announced Plans or	the Plans or
Period	Purchased		Share	Programs	Programs
					(in millions)
January 1, 2008 – January 31, 2008	419	[1]	$87.20	—	$807
February 1, 2008 – February 29, 2008	230,989	[1]	$72.69	—	$807
March 1, 2008 – March 31, 2008	5,713	[1]	$68.26	—	$807

Total	237,121		$72.61	—	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
The Hartford’s Board of Directors has authorized the Company to repurchase up to $2 billion of its securities. As of March 31, 2008, The Hartford repurchased $1.2 billion of its common stock (12.9 million shares) under this program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
See Exhibits Index on page 120.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)
Date: April 28, 2008	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2008
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