Form 10-Q
period 2008-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2008-07-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
As of July 18, 2008, there were outstanding 301,294,177 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2008 and 2007, and changes in stockholders’ equity, and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 24, 2008

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,891	$3,867	$7,734	$7,698
Fee income	1,386	1,346	2,723	2,628
Net investment income (loss)
Securities available-for-sale and other	1,230	1,336	2,423	2,609
Equity securities held for trading	1,153	1,234	(2,425)	1,444

Total net investment income (loss)	2,383	2,570	(2)	4,053
Other revenues	125	125	245	242
Net realized capital losses	(282)	(248)	(1,653)	(202)

Total revenues	7,503	7,660	9,047	14,419

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,586	3,544	6,943	6,877
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	1,153	1,234	(2,425)	1,444
Amortization of deferred policy acquisition costs and present value of future profits	806	837	1,274	1,709
Insurance operating costs and expenses	1,047	965	1,997	1,853
Interest expense	77	66	144	129
Other expenses	182	177	371	358

Total benefits, losses and expenses	6,851	6,823	8,304	12,370
Income before income taxes	652	837	743	2,049
Income tax expense	109	210	55	546

Net income	$543	$627	$688	$1,503

Earnings per share
Basic	$1.74	$1.98	$2.20	$4.72
Diluted	$1.73	$1.96	$2.19	$4.68

Weighted average common shares outstanding	311.7	316.8	312.7	318.2
Weighted average common shares outstanding and dilutive potential common shares	313.1	319.6	314.4	321.2

Cash dividends declared per share	$0.53	$0.50	$1.06	$1.00

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for per share data)	2008	2007
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $79,097 and $80,724)	$75,068	$80,055
Equity securities, held for trading, at fair value (cost of $33,646 and $30,489)	36,853	36,182
Equity securities, available-for-sale, at fair value (cost of $2,890 and $2,611)	2,619	2,595
Policy loans, at outstanding balance	2,146	2,061
Mortgage loans on real estate	5,882	5,410
Other investments	3,798	3,181
Short-term investments	5,127	1,602

Total investments	131,493	131,086
Cash	2,084	2,011
Premiums receivable and agents’ balances	3,625	3,681
Reinsurance recoverables	5,148	5,150
Deferred policy acquisition costs and present value of future profits	12,952	11,742
Deferred income taxes	1,259	308
Goodwill	1,788	1,726
Property and equipment, net	1,022	972
Other assets	3,628	3,739
Separate account assets	170,841	199,946

Total assets	$333,840	$360,361

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$22,315	$22,153
Life	15,772	15,331
Other policyholder funds and benefits payable	46,563	44,190
Other policyholder funds and benefits payable — International variable annuities	36,822	36,152
Unearned premiums	5,530	5,545
Short-term debt	1,353	1,365
Long-term debt	4,618	3,142
Consumer notes	1,113	809
Other liabilities	12,089	12,524
Separate account liabilities	170,841	199,946

Total liabilities	317,016	341,157

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, $0.01 par value — 750,000,000 shares authorized, 329,938,043 and 329,951,138 shares issued	3	3
Additional paid-in capital	6,591	6,627
Retained earnings	15,039	14,686
Treasury stock, at cost — 26,795,003 and 16,108,895 shares	(2,029)	(1,254)
Accumulated other comprehensive loss, net of tax	(2,780)	(858)

Total stockholders’ equity	16,824	19,204

Total liabilities and stockholders’ equity	$333,840	$360,361

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended
	June 30,
(In millions, except for share data)	2008	2007
	(Unaudited)
Common Stock and Additional Paid-in Capital
Balance at beginning of period	$6,630	$6,324
Issuance of shares under incentive and stock compensation plans	(43)	180
Tax benefit on employee stock options and awards	7	40

Balance at end of period	6,594	6,544

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting changes, net of tax	14,686	12,421
Cumulative effect of accounting changes, net of tax	(3)	(41)

Balance at beginning of period, as adjusted	14,683	12,380
Net income	688	1,503
Dividends declared on common stock	(332)	(319)

Balance at end of period	15,039	13,564

Treasury Stock, at Cost
Balance at beginning of period	(1,254)	(47)
Treasury stock acquired	(871)	(800)
Issuance of shares under incentive and stock compensation plans from treasury stock	113	—
Return of shares under incentive and stock compensation plans to treasury stock	(17)	(12)

Balance at end of period	(2,029)	(859)

Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(858)	178
Total other comprehensive loss	(1,922)	(779)

Balance at end of period	(2,780)	(601)

Total stockholders’ equity	$16,824	$18,648

Outstanding Shares (in thousands)
Balance at beginning of period	313,842	323,315
Treasury stock acquired	(11,675)	(8,439)
Issuance of shares under incentive and stock compensation plans	1,220	2,831
Return of shares under incentive and stock compensation plans to treasury stock	(244)	(130)

Balance at end of period	303,143	317,577

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net income	$543	$627	$688	$1,503

Other comprehensive income (loss)
Change in net unrealized gain/loss on securities	(420)	(700)	(2,026)	(746)
Change in net gain/loss on cash-flow hedging instruments	(76)	(95)	14	(68)
Change in foreign currency translation adjustments	(68)	2	74	11
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	9	15	16	24

Total other comprehensive loss	(555)	(778)	(1,922)	(779)

Total comprehensive income (loss)	$(12)	$(151)	$(1,234)	$724

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2008	2007
	(Unaudited)
Operating Activities
Net income	$688	$1,503
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,274	1,709
Additions to deferred policy acquisition costs and present value of future profits	(1,903)	(2,117)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	576	677
Reinsurance recoverables	78	425
Receivables and other assets	399	(408)
Payables and accruals	(690)	465
Accrued and deferred income taxes	(68)	285
Net realized capital losses	1,653	202
Net receipts (to) from investment contracts related to policyholder funds — International variable annuities	(1,290)	3,790
Net (increase) decrease in equity securities, held for trading	1,235	(3,532)
Depreciation and amortization	476	282
Other, net	(167)	(334)

Net cash provided by operating activities	2,261	2,947
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	12,595	18,897
Equity securities, available-for-sale	144	381
Mortgage loans	214	913
Partnerships	107	178
Payments for the purchase of:
Fixed maturities, available-for-sale	(14,455)	(21,022)
Equity securities, available-for-sale	(496)	(651)
Mortgage loans	(686)	(2,485)
Partnerships	(402)	(653)
Purchase price of businesses acquired	(94)	—
Change in policy loans, net	(85)	—
Change in payables for collateral under securities lending, net	(199)	1,729
Change in all other securities, net	(775)	(355)
Additions to property and equipment, net	(185)	(90)

Net cash used for investing activities	(4,317)	(3,158)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	11,345	16,618
Withdrawals and other deductions from investment and universal life-type contracts	(13,694)	(15,101)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	3,725	(683)
Issuance of long-term debt	1,487	495
Payments on capital lease obligations	(37)	—
Change in short-term debt	—	(200)
Proceeds from issuance of consumer notes	304	330
Proceeds from issuance of shares under incentive and stock compensation plans	34	144
Excess tax benefits on stock-based compensation	2	14
Treasury stock acquired	(811)	(800)
Return of shares under incentive and stock compensation plans to treasury stock	(17)	(12)
Dividends paid	(336)	(323)

Net cash provided by financing activities	2,002	482
Foreign exchange rate effect on cash	127	(71)
Net increase in cash	73	200
Cash — beginning of period	2,011	1,424

Cash — end of period	$2,084	$1,624

Supplemental Disclosure of Cash Flow Information
Net Cash Paid During the Period For:
Income taxes	$65	$277
Interest	$128	$120
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
The accompanying condensed consolidated financial statements and notes as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2007 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Future Adoption of New Accounting Standards
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share” (“SFAS 128”). The FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company expects to adopt FSP EITF 03-6-1 on January 1, 2009, and does not expect the adoption to have a material effect on the Company’s earnings per share.
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock
In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock for the purposes of determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF 07-5 concluded that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF 07-5 will be effective for instruments issued in fiscal years beginning after December 15, 2008. The Company expects to adopt EITF 07-5 on January 1, 2009, and the adoption is not expected to have a material effect on the Company’s consolidated financial condition and results of operations.
Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities, which are effective for the first period (including interim periods) beginning after May 2008. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company’s consolidated financial condition and results of operations.
Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement)
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements. The Company expects to adopt FSP APB 14-1 on January 1, 2009. The Company does not have any instruments outstanding that are within the scope of FSP APB 14-1, and, accordingly, does not expect the issuance of FSP APB 14-1 to have any effect on the Company’s consolidated financial condition and results of operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009 for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company expects to adopt FSP FAS 142-3 on January 1, 2009, and does not expect the adoption to have a material effect on the Company’s consolidated financial condition and results of operations.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009.
Income Taxes
The effective tax rate for the three months ended June 30, 2008 and 2007 was 17% and 25%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 7% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $67 and $44 in the three months ended June 30, 2008 and 2007, and $108 and $88 in the six months ended June 30, 2008 and 2007, respectively. The benefit recorded in the three months ended June 30, 2008 included prior period adjustments of $9 related to the 2007 tax return and $8 related to the three months ended March 31, 2008.
In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007, that had purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. During the second quarter 2008 the Company booked a tax benefit of $4 related to the 2007 provision to filed return adjustments. The Company recorded benefits related to separate account FTC of $8 and $3 in the three months ended June 30, 2008 and 2007, and $11 and $5 in the six months ended June 30, 2008 and 2007, respectively.
The Company’s unrecognized tax benefits increased by $12 for the six months ended June 30, 2008 as a result of tax positions expected to be taken on its 2008 tax return, bringing the total unrecognized tax benefits to $88 as of June 30, 2008. This entire amount, if it were recognized, would lower the effective tax rate for the applicable periods.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The Company’s federal income tax returns are routinely audited by the IRS. The examination of the Company’s tax returns for 2002 through 2003 is anticipated to be completed during 2008. The 2004 through 2006 examination began during the current quarter, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in booking of tax benefits during late 2008 or early 2009. Such benefits are not expected to be material to the statement of operations.
2. Earnings Per Share
The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common shareholders	$543	311.7	$1.74	$688	312.7	$2.20

Diluted Earnings per Share
Stock compensation plans	—	1.4		—	1.7

Net income available to common shareholders plus assumed conversions	$543	313.1	$1.73	$688	314.4	$2.19

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common shareholders	$627	316.8	$1.98	$1,503	318.2	$4.72

Diluted Earnings per Share
Stock compensation plans	—	2.8		—	3.0

Net income available to common shareholders plus assumed conversions	$627	319.6	$1.96	$1,503	321.2	$4.68

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
Life
Life is organized into four groups which are comprised of six reporting segments: The Retail Products Group (“Retail”) and Individual Life segments make up the Individual Markets Group. The Retirement Plans and Group Benefits segments make up the Employer Markets Group. The Institutional Solutions Group (“Institutional”) and International segments each make up their own group.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment. For the three months ended June 30, 2008 and 2007, AARP accounted for earned premiums of $691 and $663, respectively, in Personal Lines. For the six months ended June 30, 2008 and 2007, AARP accounted for earned premiums of $1.4 billion and $1.3 billion, respectively, in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. Earned premiums assumed (ceded) under the inter-segment arrangements were as follows:

	Three Months Ended		Six Months Ended
Net assumed (ceded) earned premiums under	June 30,		June 30,
inter-segment arrangements	2008	2007	2008	2007
Personal Lines	$(2)	$(1)	$(3)	$(3)
Small Commercial	(7)	(7)	(15)	(15)
Middle Market	(8)	(9)	(16)	(17)
Specialty Commercial	17	17	34	35

Total	$—	$—	$—	$—

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
Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss arrangements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain inter-segment transactions occur in Life. These transactions include interest income on allocated surplus and interest charges on excess separate account surplus. Consolidated Life net investment income is unaffected by such transactions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following tables present revenues and net income (loss) by segment. Underwriting results are presented for the Personal Lines, Small Commercial, Middle Market and Specialty Commercial segments, while net income is presented for each of Life’s reporting segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.
Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Life
Retail [1]	$872	$821	$1,048	$1,744
Individual Life	285	290	541	586

Total Individual Markets Group	1,157	1,111	1,589	2,330
Retirement Plans	170	155	292	296
Group Benefits	1,176	1,202	2,320	2,407

Total Employer Markets Group	1,346	1,357	2,612	2,703
International [1]	266	191	413	396
Institutional	472	532	776	1,049
Other	46	58	57	132

Total Life segment revenues [1]	3,287	3,249	5,447	6,610
Net investment income (loss) on equity securities, held for trading [2]	1,153	1,234	(2,425)	1,444

Total Life [1]	4,440	4,483	3,022	8,054
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines	980	967	1,963	1,920
Small Commercial	683	684	1,370	1,365
Middle Market	559	592	1,135	1,197
Specialty Commercial	362	378	729	762

Total Ongoing Operations earned premiums	2,584	2,621	5,197	5,244
Other Operations earned premiums	2	1	3	1
Other revenues [3]	125	124	245	242
Net investment income	391	446	756	859
Net realized capital losses	(51)	(24)	(203)	(1)

Total Property & Casualty	3,051	3,168	5,998	6,345
Corporate	12	9	27	20

Total revenues [1]	$7,503	$7,660	$9,047	$14,419

[1]
For the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 and $34 for Retail and International, respectively. For further discussion of the SFAS 157 adoption impact, refer to Note 4.

[2]
Management does not include net investment income and the mark-to-market effects of equity securities held for trading supporting the international variable annuity business in its segment revenues since corresponding amounts are credited to policyholders.

[3]	Represents servicing revenue.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Life
Retail [1]	$170	$122	$93	$322
Individual Life	30	44	50	96

Total Individual Markets Group	200	166	143	418
Retirement Plans	31	28	26	50
Group Benefits	62	83	108	152

Total Employer Markets Group	93	111	134	202
International [1]	72	41	80	95
Institutional	(30)	19	(150)	52
Other	(1)	(19)	(28)	(11)

Total Life [1]	334	318	179	756
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	18	84	123	214
Small Commercial	69	101	188	185
Middle Market	1	34	52	67
Specialty Commercial	20	(2)	63	44

Total Ongoing Operations underwriting results	108	217	426	510
Net servicing income [2]	8	14	7	25
Net investment income	334	385	644	736
Net realized capital losses	(53)	(18)	(187)	(1)
Other expenses	(65)	(56)	(122)	(116)
Income tax expense	(86)	(158)	(210)	(341)

Ongoing Operations	246	384	558	813
Other Operations	3	(40)	17	(8)

Total Property & Casualty	249	344	575	805
Corporate	(40)	(35)	(66)	(58)

Net income [1]	$543	$627	$688	$1,503

[1]
For the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $11 for Retail and International, respectively. For further discussion of the SFAS 157 adoption impact, refer to Note 4.

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
Guaranteed Benefits Accounted for at Fair Value Prior to SFAS 157
The non-life-contingent portion of the Company’s GMWBs and guaranteed minimum accumulation benefits (“GMAB”) meet the definition of an embedded derivative under SFAS 133, and as such are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income. In bifurcating the embedded derivative, the Company attributes to the derivative a portion of total fees collected from the contract holder (the “Attributed Fees”). Attributed Fees are set equal to the present value of future claims (excluding margins for risk) expected to be paid for the guaranteed living benefit embedded derivative at the inception of the contract. The excess of total fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and recorded in fee income. In subsequent valuations, both the present value of future claims expected to be paid and the present value of attributed fees expected to be collected are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.
GMWBs provide the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to a contractually specified minimum level, through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. For most of the Company’s GMWB “for life riders”, the GRB is reset on an annual basis to the maximum anniversary account value, subject to a cap. If the GRB exceeds the account value for any policy, the contract is “in-the-money” by the difference between the GRB and the account value.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Customized Derivatives
In June and July of 2007 and again in April of 2008, the Company entered into customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing the swap contracts entered into in 2007, the initial difference between the transaction price and modeled value of $51 was deferred in accordance with EITF 02-3 and included in other assets in the condensed consolidated balance sheets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Fair Value Under SFAS 157
The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium; and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer for a liability, or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives required to be fair valued. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the GMWB liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.
•
Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied volatilities used to calculate the Pre-SFAS 157 component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.

•
Credit Standing Adjustment. This component makes an adjustment that market participants would make to reflect the risk that GMWB obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability, reflecting the long-term nature of living benefit obligations and the priority of payment on these obligations versus long-term debt.

•
Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that GMWB obligations are illiquid and have no market observable exit prices in the capital markets. The Market Illiquidity Premium was determined using inputs that were identified in customized derivative transactions that the Company entered into to hedge GMWB related risks.

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
Moreover, the adoption of SFAS 157 has resulted in lower variable annuity fee income for new business issued in 2008 as attributed fees to the embedded derivative have increased consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative. The level of attributed fees to the embedded derivatives for new business each quarter also depends on the level of equity index volatility, as well as other factors, including interest rates. As equity index volatility has risen, interest rates have declined, and the Company adopted SFAS 157, the fees ascribed to the new business cohorts issued in the first and second quarters of 2008 have risen to levels above the rider fee for most products. The extent of any excess of ascribed fee over rider fee will vary by product. The Company does not believe it is likely that today’s level of ascribed fees will persist over the long-term.
The Company also recognized a decrease in opening retained earnings of $51 in relation to the loss deferred in accordance with EITF 02-3 on customized derivatives purchased in 2007, and used to hedge a portion of the GMWB risk. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $41 was recorded as an increase in opening retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses) in net income. After amortization of DAC and the effect of income taxes, the impact on opening retained earnings is a decrease of $3.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the Company’s assets and liabilities that are carried at fair value, by SFAS 157 hierarchy level, as of June 30, 2008:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$75,068	$633	$57,923	$16,512
Equity securities, held for trading	36,853	1,730	35,123	—
Equity securities, available-for-sale	2,619	285	967	1,367
Other investments [1]	869	—	103	766
Short-term investments	5,127	220	4,907	—
Reinsurance recoverables [2]	250	—	—	250
Separate account assets [3] [7]	166,938	134,978	31,295	665

Total assets accounted for at fair value on a recurring basis	$287,724	$137,846	$130,318	$19,560

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable [4]	$(1,739)	$—	$—	$(1,739)
Other liabilities [5]	(733)	—	(356)	(377)
Consumer notes [6]	(3)	—	—	(3)

Total liabilities accounted for at fair value on a recurring basis	$(2,475)	$—	$(356)	$(2,119)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At June 30, 2008, $500 was the amount of cash collateral liability that was netted against the derivative asset value on the condensed consolidated balance sheet and is excluded from the table above. See footnote 5 below for derivative liabilities.

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

[6]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

[7]	Excludes approximately $4 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs.
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion of SFAS 157 reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Fixed Maturity, Short-Term, and Equity Securities, Available- for-Sale
The fair value of fixed maturity, short term, and equity securities, available for sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.
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
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of June 30, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below Prime	$2,136	11.9%
Collateralized Loan Obligations (CLOs)	2,677	15.0%
Other	996	5.6%
Corporate
Matrix priced	5,245	29.3%
Other	3,267	18.3%
CMBS	1,834	10.3%
Preferred stock	1,139	6.3%
Other	585	3.3%

Total Level 3 securities	$17,879	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS Other primarily represents broker priced securities.

•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate-other primarily represents broker-priced securities which are thinly traded and privately negotiated transactions.

•	CMBS primarily represents CMBS collateralized debt obligations (“CDOs”) securities classified as Level 3 due to the illiquidity of this sector.

•	Preferred stock primarily represents illiquid perpetual preferred security transactions.
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of June 30, 2008, 97% of derivatives based upon notional values were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three and six months ending June 30, 2008 for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine fair value are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months from April 1, 2008 to June 30, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
		Total					income related
		Realized/unrealized					to financial
		gains (losses)		Purchases,	Transfers	SFAS 157	instruments
	SFAS 157 Fair	included in:		issuances,	in and/or	Fair value	still held at
	value as of	Net income	AOCI	and	(out) of	as of June	June 30,
	April 1, 2008	[3], [4]	[6]	settlements	Level 3 [8]	30, 2008	2008 [4]
Assets
Fixed maturities	$16,447	$(74)	$(286)	$305	$120	$16,512	$(75)
Equity securities, available-for-sale	1,285	4	(10)	236	(148)	1,367	(4)
Freestanding derivatives [5]	664	(282)	(1)	14	(6)	389	(238)
Reinsurance recoverable [3]	291	(46)	—	5	—	250	(46)
Separate accounts [7]	580	23	—	(58)	120	665	18

Liabilities
Embedded derivatives reported in other policyholder funds and benefits payable [3]	$(2,058)	$351	$—	$(32)	$—	$(1,739)	$351
Consumer notes	(4)	1	—	—	—	(3)	1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months from January 1, 2008 to June 30, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
		Total					income related
		realized/unrealized					to financial
		gains (losses)		Purchases,	Transfers	SFAS 157	instruments
	SFAS 157 Fair	included in:		issuances,	in and/or	Fair value	still held at
	value as of	Net income	AOCI	and	(out) of	as of June	June 30,
	January 1, 2008	[3], [4]	[6]	settlements	Level 3 [8]	30, 2008	2008 [4]
Assets
Fixed maturities	$17,996	$(177)	$(1,396)	$1,278	$(1,189)	$16,512	$(75)
Equity securities, available-for-sale	1,339	(1)	(129)	327	(169)	1,367	(4)
Freestanding derivatives [5]	254	(203)	2	235	101	389	(96)
Reinsurance recoverable [1], [3]	238	2	—	10	—	250	2
Separate accounts [7]	701	(56)	—	20	—	665	(54)

Liabilities
Embedded derivatives reported in other policyholder funds and benefits payable [2], [3]	$(1,517)	$(166)	$—	$(56)	$—	$(1,739)	$(166)
Consumer notes	(5)	2	—	—	—	(3)	2

[1]	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

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

[4]
All amounts in these columns are reported in net realized capital gains/losses except for $(1) and $1 for the three and six months ending June 30, 2008 respectively, which are reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

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

[8]
Transfers in and/or (out) of Level 3 during the three and six months ended June 30, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

	June 30, 2008				December 31, 2007
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Bonds and Notes
ABS	$9,575	$26	$(1,369)	$8,232	$9,515	$33	$(633)	$8,915
CMBS	15,715	168	(1,855)	14,028	17,625	244	(838)	17,031
CMOs
Agency backed	867	25	(2)	890	1,191	32	(4)	1,219
Non-agency backed	474	—	(38)	436	525	4	(3)	526
Corporate	35,297	834	(1,800)	34,331	34,118	1,022	(942)	34,198
Government/Government agencies
Foreign	958	39	(18)	979	999	59	(5)	1,053
United States	1,376	19	(12)	1,383	836	22	(3)	855
MBS	2,384	9	(21)	2,372	2,757	26	(20)	2,763
States, municipalities and political subdivisions	12,451	263	(297)	12,417	13,152	427	(90)	13,489
Redeemable preferred stock	—	—	—	—	6	—	—	6

Fixed maturities	$79,097	$1,383	$(5,412)	$75,068	$80,724	$1,869	$(2,538)	$80,055
Equity securities, available-for-sale	2,890	197	(468)	2,619	2,611	218	(234)	2,595

Total securities, available-for-sale	$81,987	$1,580	$(5,880)	$77,687	$83,335	$2,087	$(2,772)	$82,650

As of June 30, 2008 and December 31, 2007, under terms of securities lending programs, the fair value of loaned securities was approximately $3.9 billion and $4.3 billion, respectively, and was included in fixed maturities and equities securities, available-for-sale, and short-term investments in the condensed consolidated balance sheets.
Variable Interest Entities (“VIEs”)
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
As of June 30, 2008 and December 31, 2007, the Company had relationships with six and seven VIEs, respectively, where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	June 30, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss	Assets	Liabilities [1]	to Loss
CLOs [2]	$346	$47	$291	$128	$47	$107
Limited partnerships	306	55	251	309	47	262
Other investments [3]	391	154	291	377	71	317

Total	$1,043	$256	$833	$814	$165	$686

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
As of June 30, 2008 and December 31, 2007, the Company also held variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for less than two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of June 30, 2008 and December 31, 2007 was $504 and $150, respectively.
As of December 31, 2007, Hartford Investment Management Company (“HIMCO”) was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $90, before-tax, $86 of which was realized in the first quarter, from the termination of these CLOs. In connection with the restructuring, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.
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
Derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value and are presented as assets or liabilities as determined by calculating the net position, taking into account income accruals and cash collateral held, for each derivative counterparty by legal entity. The fair value of derivative instruments, excluding income accruals and cash collateral held, are presented as follows:

	June 30, 2008		December 31, 2007
	Fair Value	Fair Value	Fair Value	Fair Value
	Assets	Liabilities	Assets	Liabilities
Fixed maturities, available-for-sale	$—	$2	$—	$—
Other investments	869	—	528	—
Reinsurance recoverables	250	—	128	—
Other policyholder funds and benefits payable	1	1,719	2	737
Consumer notes	—	3	—	5
Other liabilities	—	733	—	617

Total	$1,120	$2,457	$658	$1,359

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash-flow hedges	$8,253	$(187)	$6,637	$(205)
Fair-value hedges	3,040	27	4,922	(41)
Other investment and risk management activities	105,382	(1,177)	99,796	(455)

Total	$116,675	$(1,337)	$111,355	$(701)

The increase in notional amount since December 31, 2007, is primarily due to an increase in notional of derivatives associated with GMWB riders, partially offset by a decline in notional of credit derivatives. The circumstances giving rise to the changes in notional related to these components are as follows:
•
The Company offers certain variable annuity products with GMWB and GMAB riders, which are accounted for as embedded derivatives. For further discussion on the GMWB and GMAB riders, refer to Note 7. The Company uses derivatives to manage the equity market risks embedded in the GMWB riders. The increase in embedded derivatives associated with GMWB riders is primarily due to additional product sales. The increase in embedded derivatives associated with GMAB riders is primarily due to additional product sales as well as appreciation of the Japanese yen as compared to the U.S. dollar. The increase in GMWB hedging derivatives was primarily related to a customized swap contract that was entered into during the three months ended June, 30, 2008, with a notional value of $3.6 billion. This customized derivative contract provides protection from capital market risks based on policyholder behavior assumptions as specified by the Company. This new swap brings the total notional of these customized swaps to $14.6 billion as of June 30, 2008.

•
The notional amount related to credit derivatives declined since December 31, 2007, primarily due to terminations and maturities of credit derivatives, which reduced the overall net credit exposure assumed by the Company through credit derivatives.

The decrease in net fair value of derivative instruments since December 31, 2007, was primarily related to GMWB derivatives as a result of the transition to SFAS 157 and liability model assumption updates for mortality.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Ineffectiveness on hedges that qualify for hedge accounting and the total change in value for derivative-based strategies that do not qualify for hedge accounting treatment (“non-qualifying strategies”), including periodic derivative net coupon settlements, are reported in earnings and are presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Ineffectiveness on cash-flow hedges	$2	$—	$3	$1
Ineffectiveness on fair-value hedges	(1)	(4)	—	(4)
Total change in value for non-qualifying strategies	(279)	(259)	(1,018)	(243)

Net earnings impact, before tax	$(278)	$(263)	$(1,015)	$(246)

The total change in value for non-qualifying strategies, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). The circumstances giving rise to the changes in these non-qualifying strategies are as follows:
•
For the three months ended June 30, 2008, net losses were primarily comprised of net losses on the Japanese fixed annuity hedging instruments and credit default swaps. The net losses on the Japanese fixed annuity hedging instruments were primarily due to a weakening of the Japanese yen in comparison to the U.S. dollar as well as an increase in Japanese interest rates. The net losses on credit default swaps were primarily due to credit spreads tightening significantly on certain corporate entities referenced in single name credit default swaps that are reducing credit risk.

•
For the six months ended June 30, 2008, net losses were primarily comprised of net losses on GMWB related derivatives and credit derivatives. The net losses on GMWB related derivatives were primarily due to the transition to SFAS 157 and liability model assumption updates for mortality. The net losses on credit derivatives were comprised of losses in the first quarter on credit derivatives that assume credit exposure as a result of credit spreads widening and losses in the second quarter on credit derivatives that reduce credit exposure as a result of credit spreads tightening significantly on certain referenced corporate entities.

•
For the three and six months ended June 30, 2007, net losses were primarily comprised of net losses on GMWB related derivatives, the Japan fixed annuity hedging instruments, and credit default swaps. The net losses on GMWB related derivatives were primarily due to liability model assumption updates made during the second quarter to reflect newly reliable market inputs for volatility and model refinements. The net losses on the Japanese fixed annuity hedging instruments were primarily due to the Japanese yen weakening against the U.S. dollar as well as an increase in Japanese interest rates. The net losses on credit default swaps were a result of credit spreads widening.

As of June 30, 2008, the before tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $19. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is five years. For the three and six months ended June 30, 2008, the Company had $(4), before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and six months ended June 30, 2007, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits by Life and Property & Casualty were as follows:
Life

	2008	2007
Balance, January 1, before cumulative effect of accounting change, pre-tax	$10,514	$9,071
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	—	(79)

Balance, January 1, as adjusted	10,514	8,992
Deferred costs	841	1,046
Amortization — Deferred policy acquisition costs and present value of future profits [2]	(230)	(653)
Adjustments to unrealized gains and losses on securities, available-for-sale and other	490	186
Effect of currency translation adjustment	91	(54)

Balance, June 30	$11,706	$9,517

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.

[2]
The decrease in amortization from the prior year period is due to lower actual gross profits resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 4.

Property & Casualty

	2008	2007
Balance, January 1	$1,228	$1,197
Deferred costs	1,062	1,071
Amortization — Deferred policy acquisition costs	(1,044)	(1,056)

Balance, June 30	$1,246	$1,212

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and six months ended June 30, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death, withdrawal, income, accumulation, and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that your policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death and income benefits are offered in various forms as described in further detail throughout this Note 7. The Company currently reinsures a portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”), Japan GMDB/guaranteed minimum income benefits (“GMIB”), and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2008	$529	$42	$19
Incurred	84	13	6
Paid	(67)	(13)	—
Currency translation adjustment	—	2	—

Liability balance as of June 30, 2008	$546	$44	$25

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $338 as of June 30, 2008. The reinsurance recoverable asset related to the Japan GMDB was $7 as of June 30, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $12 as of June 30, 2008.

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2007	$475	$35	$7
Incurred	72	8	2
Paid	(44)	(1)	—
Currency translation adjustment	—	(1)	—

Liability balance as of June 30, 2007	$503	$41	$9

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $328 as of June 30, 2007. The reinsurance recoverable asset related to the Japan GMDB was $6 as of June 30, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $8 as of June 30, 2007.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2008:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk	at Risk	Annuitant
MAV only	$38,870	$6,128	$1,486	66
With 5% rollup [2]	2,772	509	173	65
With Earnings Protection Benefit Rider (“EPB”) [3]	3,757	401	77	62
With 5% rollup & EPB	1,118	151	29	64

Total MAV	46,517	7,189	1,765
Asset Protection Benefit (“APB”) [4]	38,913	3,408	1,892	63
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	11,084	109	109	63
Reset [6] (5-7 years)	5,132	250	249	66
Return of Premium [7]/Other	11,140	129	52	53

Subtotal U.S. Guaranteed Minimum Death Benefits	112,786	11,085	4,067	63
Japan Guaranteed Minimum Death and Income Benefit [8]	35,910	2,192	1,706	66

Total at June 30, 2008	$148,696	$13,277	$5,773

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

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

[8]
Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $29.4 billion and $26.8 billion as of June 30, 2008 and December 31, 2007, respectively.

See Note 4 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
As of June 30, 2008 and December 31, 2007, the embedded derivative liability recorded for GMWB, before reinsurance or hedging, was $1.7 billion and $715, respectively. For the three months ended June 30, 2008 and 2007, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $317 and ($128), respectively. For the six months ended June 30, 2008 and 2007, the change in value of the GMWB, before reinsurance and hedging, reported in realized losses was $(907) and ($62), respectively. Included in the realized losses for the six months ended June 30, 2008 was the transition adjustment as a result of adopting SFAS 157 and changes in mortality assumptions of ($736) and ($76), respectively. For further discussion of the SFAS 157 transition impact, refer to Note 4.
As of June 30, 2008 and December 31, 2007, the embedded derivative asset (liability) recorded for GMAB, was $(23) and $2, respectively. For the three months ended June 30, 2008, the change in value of the GMAB, reported in realized gains (losses) was $2. For the six months ended June 30, 2008, the change in value of the GMAB, reported in realized gains (losses) was $(22). Included in the realized gain (loss) for the six months ended June 30, 2008 was the transition adjustment as a result of adopting SFAS 157 of ($24).
As of June 30, 2008 and December 31, 2007, $44.9 billion, or 84%, and $47.4 billion, or 83%, respectively, of account value, with the GMWB feature were unreinsured. In order to reduce the volatility associated with the unreinsured GMWB liabilities, the Company has established a risk management strategy. The Company uses customized derivative contracts as well as other derivative instruments to hedge its unreinsured GMWB exposure including interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index options and futures contracts and EAFE Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of June 30, 2008 and December 31, 2007 was $48.4 billion and $45.9 billion, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
A GMWB and/or GMAB contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. As of June 30, 2008 and December 31, 2007, 37.4% and 19.4%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure, after reinsurance, as of June 30, 2008 and December 31, 2007, was $1.1 billion and $146, respectively. For GMAB contracts that were ‘in the money’ the Company’s exposure, as of June 30, 2008 and December 31, 2007, was $245 and $38, respectively.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $1.1 billion.
For GMAB contracts, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or by waiting until the end of the contractual deferral period of 10 years. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $245.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints, except the ERISA claims.

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
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The trial court denied the defendants’ motion to dismiss the complaint in July 2008. The Company disputes the allegations and intends to defend this action vigorously.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid approximately $86.5 to eligible claimants in connection with the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
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
Total net periodic benefit cost for the three months ended June 30, 2008 and 2007 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$30	$29	$1	$1
Interest cost	58	52	7	6
Expected return on plan assets	(69)	(70)	(3)	(2)
Amortization of prior service credit	(3)	(3)	(1)	(1)
Amortization of actuarial loss	16	31	1	—

Net periodic benefit cost	$32	$39	$5	$4

Total net periodic benefit cost for the six months ended June 30, 2008 and 2007 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$60	$61	$3	$3
Interest cost	114	103	12	11
Expected return on plan assets	(138)	(140)	(6)	(4)
Amortization of prior service credit	(5)	(6)	(1)	(3)
Amortization of actuarial loss	29	50	—	—

Net periodic benefit cost	$60	$68	$8	$7

10. Stock Compensation Plans
The Company has two primary stock-based compensation plans, The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2007 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2008, the Company issues shares from treasury in satisfaction of stock-based compensation. In 2007, the Company issued new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $21 and $19 for the three months ended June 30, 2008 and 2007, respectively, and $39 and $39 for the six months ended June 30, 2008 and 2007, respectively. The income tax benefit recognized for stock-based compensation plans was $6 and $6 for the three months ended June 30, 2008 and 2007, respectively, and $12 and $13 for the six months ended June 30, 2008 and 2007, respectively. The Company did not capitalize any cost of stock-based compensation. As of June 30, 2008, the total compensation cost related to non-vested awards not yet recognized was $97, which is expected to be recognized over a weighted average period of 2.1 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Debt
Senior Notes
On May 12, 2008, The Hartford issued $500 of 6.0% senior notes due January 15, 2019.
On March 4, 2008, The Hartford issued $500 of 6.3% senior notes due March 15, 2018.
Junior Subordinated Debentures
On June 6, 2008, the Company issued $500 aggregate principal amount of 8.125% fixed-to-floating rate junior subordinated debentures (the “debentures”) due June 15, 2068 for net proceeds of approximately $493, after deducting underwriting discounts and expense of the offering. The debentures bear interest at an annual fixed rate of 8.125% from the date of issuance to, but excluding, June 15, 2018, payable semi-annually in arrears on June 15 and December 15. From and including June 15, 2018, the debentures will bear interest at an annual rate, reset quarterly, equal to three-month LIBOR plus 4.6025%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures. If the Company defers interest for five consecutive years or, if earlier, pays current interest during a deferral period, which may be paid from any source of funds, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.
The debentures carry a scheduled maturity date of June 15, 2038 and a final maturity date of June 15, 2068. During the 180-day period ending on a notice date not more than fifteen and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell certain qualifying replacement securities sufficient to permit repayment of the debentures at the scheduled maturity date. If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying replacement securities to permit the repayment in full of the debentures. If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds.
Subject to the replacement capital covenant described below, the Company can redeem the debentures at its option, in whole or in part, at any time on or after June 15, 2018 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest. The Company can redeem the debentures at its option prior to June 15, 2018 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.
In connection with the offering of the debentures, the Company entered into a “replacement capital covenant” for the benefit of holders of one or more designated series of the Company’s indebtedness, initially the Company’s 6.1% notes due 2041. Under the terms of the replacement capital covenant, if the Company redeems the debentures at any time prior to June 15, 2048 it can only do so with the proceeds from the sale of certain qualifying replacement securities.
Consumer Notes
As of June 30, 2008 and December 31, 2007, $1,113 and $809, respectively, of consumer notes were outstanding. As of June 30, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended June 30, 2008 and 2007, interest credited to holders of consumer notes was $14 and $6, respectively. For the six months ended June 30, 2008 and 2007, interest credited to holders of consumer notes was $26 and $11, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Stockholders’ Equity
Common Stock
During the three months ended June 30, 2008, The Hartford repurchased $871 (11.7 million shares), of which $500 (6.3 million shares) was repurchased under an accelerated share repurchase transaction described below. From July 1, 2008 through July 18, 2008, The Hartford repurchased an additional $129 (2.0 million shares) for total share repurchases of $1.0 billion (13.7 million shares) in 2008.
On June 4, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with a major financial institution. Under the terms of the agreement, The Hartford paid $500 and initially received a minimum number of shares based on a maximum or “capped” share price. The Company funded this payment with proceeds from the offering of the junior subordinated debentures (see Note 11). The Hartford initially received 6.3 million shares of common stock based on the “cap” price which were recorded to Treasury Stock and deducted on a weighted basis from the number of shares outstanding as of June 30, 2008 in calculating earnings per share. The actual per share purchase price and the final number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of the Company’s common stock, not to be fixed above a cap price nor fall lower than a floor price. Additional shares that may be delivered to The Hartford and the average price paid for all shares repurchased during the ASR will be determined by the Company’s stock price activity through the final averaging date, not less than 22 and not more than 66 exchange trading days from June 11, 2008. Had the contract settled on June 30, 2008, the Company would have received an additional 1.0 million shares. The Company has accounted for this transaction in accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”
Also in June 2008, The Hartford’s Board of Directors authorized a new $1 billion stock repurchase program which is in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of June 30, 2008, The Hartford has completed the $2 billion stock repurchase program and has $936 remaining for stock repurchase under the new $1 billion repurchase program.
13. Subsequent Event
During July 2008, the Company reinsured, with a third party, GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The reinsurance agreement will be accounted for as a free-standing derivative.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2008, compared with December 31, 2007, and its results of operations for the three and six months ended June 30, 2008, compared to the equivalent 2007 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2007 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as well as Part I, Item 1A, Risk Factors in The Hartford’s 2007 Form 10-K Annual Report. These factors include: the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; losses due to defaults by others; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	37
Critical Accounting Estimates	38
Consolidated Results of Operations	44
Life	48
Retail	56
Individual Life	59
Retirement Plans	61
Group Benefits	64
International	66
Institutional	68
Other	70
Property & Casualty	71
Total Property & Casualty	83
Ongoing Operations	84
Personal Lines	89
Small Commercial	95
Middle Market	100
Specialty Commercial	105
Other Operations (Including Asbestos and Environmental Claims)	110
Investments	115
Investment Credit Risk	122
Capital Markets Risk Management	131
Capital Resources and Liquidity	135
Accounting Standards	139
OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments. Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. Management considers this diversification to be a strength of The Hartford that distinguishes the Company from its peers. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 48. For further overview of Property & Casualty’s profitability and analysis, see page 71.

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
Life’s deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. At June 30, 2008 and December 31, 2007, the carrying value of the Company’s Life DAC asset was $11.7 billion and $10.5 billion, respectively. At June 30, 2008 and December 31, 2007, the carrying value of the Company’s sales inducement asset was $544 and $467, respectively. At June 30, 2008 and December 31, 2007, the carrying value of the Company’s unearned revenue reserve was $1.3 billion and $1.2 billion, respectively. At June 30, 2008 and December 31, 2007, the carrying value of the Company’s SOP 03-1 reserves were $615 and $590, respectively. The specific breakdown of the most significant balances by segment is as follows:

	Individual Variable Annuities —		Individual Variable Annuities —
	U.S.		Japan		Individual Life
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007
DAC	$5,052	$4,982	$1,861	$1,760	$2,502	$2,309
Sales Inducements	$449	$390	$13	$8	$27	$20
URR	$130	$124	$—	$—	$958	$816
SOP 03-1 reserves	$544	$527	$44	$42	$25	$19
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three and six months ended June 30, 2008 was an increase to amortization of $28, and $53, respectively. The true-up recorded for the three and six months ended June 30, 2007 was a decrease to amortization of $7 and $6, respectively.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current separate account return assumption is approximately 8% (after fund fees, but before mortality and expense charges) for U.S. products and 5% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. Beginning in 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior years where we used a single deterministic estimation.

Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking”. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses in the United States and Japan, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs.
Sensitivity Analysis
The Company performs sensitivity analyses with respect to the effect certain assumptions have on EGPs and the related DAC, sales inducement, unearned revenue reserve and SOP 03-1 reserve balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective EGP-related balances in total. In addition, the tables below only provide sensitivities on separate account returns and lapses. While those two assumptions are critical in projecting EGP’s, as described above, many additional assumptions are necessary to project EGP’s and to determine an unlock amount. As a result, actual unlock amounts may vary from those calculated by using the sensitivities below. The following tables depict the estimated sensitivities for U.S. variable annuities and Japan variable annuities:
U.S. Variable Annuities
(Increasing separate account returns and decreasing lapse rates generally result in benefits. Decreasing separate account returns and increasing lapse rates generally result in charges.)

	Effect on EGP-related
	balances if unlocked
	(after-tax) [1]
If actual separate account returns were 1% above or below our aggregated estimated return	$20	—	$35	[3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10	—	$25	[2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$80	—	$100
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$70	—	$90	[2]

Japan Variable Annuities
(Increasing separate account returns and decreasing lapse rates generally result in benefits. Decreasing separate account returns and increasing lapse rates generally result in charges.)

	Effect on EGP-related
	balances if unlocked
	(after-tax) [1]
If actual separate account returns were 1% above or below our aggregated estimated return	$1	—	$7	[4][5]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$1	—	$5	[2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$15	—	$25
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$10	—	$20	[2]

[1]
These sensitivities are reflective of the results of our 2007 assumption studies. The 2008 assumption studies will be completed in the third quarter of 2008. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from the date of our third quarter 2007 unlock, and reflect all current in-force and account value data, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. For example, actual separate account returns which vary significantly from our estimated return tend to track more closely with the upper end of our sensitivity range. Actual separate account returns that vary insignificantly from our estimated return tend to track more closely with the lower end of our sensitivity range. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

[2]
Sensitivity around lapses assumes lapses increase or decrease consistently across all cohort years and products. Actual lapses for U.S. variable annuities and Japan variable annuities for the period from August 1, 2007 to June 30, 2008 have not been significantly different from our estimated aggregate lapse rate for the same period.

[3]
The overall actual return generated by the U.S. variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in U.S. equity markets, the Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 although no assurance can be provided that this correlation will continue in the future. The actual separate account return during the period from August 1, 2007 to June 30, 2008 was approximately (8%). For the eleven months ended June 30, 2008, since our last assumption study, this separate account return was approximately 16% below our aggregated estimated return for the same period.

[4]
The overall actual return generated by the Japan variable annuity separate accounts is influenced by the variable annuity products offered in Japan as well as the wide variety of funds offered within the sub-accounts of those products. The actual return is also dependent upon the relative mix of the underlying sub-accounts among the funds. Unlike in the U.S., there is no global index or market that reasonably correlates with the overall Japan actual separate account fund performance. The actual separate account return during the period from August 1, 2007 to June 30, 2008 was approximately (6%). For the eleven months ended June 30, 2008, since our last assumption study, this separate account return was approximately 11% below our aggregated estimated return for the same period.

[5]
For the Company’s 3Win product in Japan, significant equity market movements, either up to the contract holder’s specified appreciation target or down by more than 20% of the actual deposit, provide the contract holder with an option to withdraw their account value without penalty. The exercise of these options may result in an acceleration of the amount of DAC amortization in a specific reporting period. As of June 30, 2008, the Company had $220 of DAC associated with the Japan 3Win product.

An “unlock” only revises EGPs to reflect current best estimate assumptions. With or without an unlock, and even after an unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the original amounts deferred to the present value of total EGPs (both actual past gross profits and estimates of future gross profits). In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2008, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 44.3% and 69.3%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable.

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
Valuation of Fixed Maturity, Short-term, and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
In accordance with SFAS 157, the Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of SFAS 157, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. Based on this, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.
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

The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by SFAS 157 hierarchy level as of June 30, 2008.

		% of Total
	Fair Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$1,138	1.4%
Significant observable inputs (Level 2)	63,797	77.0%
Significant unobservable inputs (Level 3)	17,879	21.6%

Total	$82,814	100.0%

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
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of June 30, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below prime	$2,136	11.9%
Collateralized loan obligations (“CLOs”)	2,677	15.0%
Other	996	5.6%
Corporate
Matrix priced	5,245	29.3%
Other	3,267	18.3%
Commercial mortgage-backed securities (“CMBS”)	1,834	10.3%
Preferred stock	1,139	6.3%
Other	585	3.3%

Total Level 3 securities	$17,879	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS Other primarily represents broker priced securities.

•	Corporate matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.

•	CMBS primarily represents CMBS collateralized debt obligations (“CDOs”) securities classified as Level 3 due to the illiquidity of this sector.

•	Preferred stock primarily represents illiquid perpetual preferred security transactions.
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of June 30, 2008 and December 31, 2007, 97% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs, with the exception of the customized swap contracts that hedge GMWB liabilities, that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.

The following table presents the fair value and notional value of derivatives instruments by SFAS 157 hierarchy level as of June 30, 2008.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$955	$—
Significant observable inputs (Level 2)	28,650	(253)
Significant unobservable inputs (Level 3)	28,020	389

Total	$57,625	$136

The following table presents the fair value and notional value of the derivative instruments within the SFAS 157 Level 3 securities classification as of June 30, 2008.

	Notional Value	Fair Value
Credit derivatives	$3,388	$(481)
Interest derivatives	3,627	40
Equity derivatives	20,503	789
Other	502	41

Total Level 3	$28,020	$389

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

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Earned premiums	$3,891	$3,867	1%	$7,734	$7,698	—
Fee income	1,386	1,346	3%	2,723	2,628	4%
Net investment income (loss)
Securities available-for-sale and other	1,230	1,336	(8%)	2,423	2,609	(7%)
Equity securities held for trading [1]	1,153	1,234	(7%)	(2,425)	1,444	NM

Total net investment income (loss)	2,383	2,570	(7%)	(2)	4,053	NM
Other revenues	125	125	—	245	242	1%
Net realized capital losses	(282)	(248)	(14%)	(1,653)	(202)	NM

Total revenues	7,503	7,660	(2%)	9,047	14,419	(37%)
Benefits, losses and loss adjustment expenses	3,586	3,544	1%	6,943	6,877	1%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	1,153	1,234	(7%)	(2,425)	1,444	NM
Amortization of deferred policy acquisition costs and present value of future profits	806	837	(4%)	1,274	1,709	(25%)
Insurance operating costs and expenses	1,047	965	8%	1,997	1,853	8%
Interest expense	77	66	17%	144	129	12%
Other expenses	182	177	3%	371	358	4%

Total benefits, losses and expenses	6,851	6,823	—	8,304	12,370	(33%)
Income before income taxes	652	837	(22%)	743	2,049	(64%)
Income tax expense	109	210	(48%)	55	546	(90%)

Net income	$543	$627	(13%)	$688	$1,503	(54%)

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
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Net income decreased $84 primarily due to a decrease of $95 from Property & Casualty partially offset by an increase in Life of $16.
Property & Casualty net income for the three months ended June 30, 2008 decreased by $95 as a result of a decrease in Ongoing Operations’ net income of $138, partially offset by an improvement in Other Operations’ results of $43.
•
Ongoing Operations’ net income decreased by $138, or 36%, for the three months ended June 30, 2008 due primarily to a decrease in underwriting results of $109 and a decrease in net investment income of $51. Driving the decrease in underwriting results was an increase in current accident year catastrophes and a decrease in earned premium, partially offset by an increase in net favorable prior accident year reserve development. Current accident year catastrophes in 2008 included losses from tornadoes and thunderstorms in the South and Midwest. Primarily driving the decrease in net investment income was a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in yield on fixed maturity investments.

•	Other Operations’ results improved from a net loss of $40 in 2007 to net income of $3 in 2008, primarily due to a decrease in unfavorable prior accident year reserve development.
The increase in Life’s net income was due to the following:
•	Increased income on asset growth in Retirement Plans and International businesses.

•	Benefits related to the provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.

•	A charge of $21 recorded in the second quarter of 2007 for regulatory matters.
Partially offsetting the increase in Life’s net income were the following:
•
Realized losses increased as compared to the comparable prior year period primarily due to increased credit related impairments and realized losses on credit default swaps in 2008. Partially offsetting this increase were net losses from GMWB model assumption updates that were recorded in the second quarter. For further discussion, refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•	Declines in net investment income due to a decrease in investment yield for fixed maturities and declines in partnership income and other alternative investments.

•	Unfavorable mortality, primarily in Individual Life, as compared to 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Net income decreased $815 primarily due to a decrease of $577 from Life and $230 from Property & Casualty.
The decrease in Life’s net income was due to the following:
•	Declines in net investment income due to declines in partnership income and other alternative investments.

•
Realized losses increased as compared to the comparable prior year period primarily due to net losses from the adoption of SFAS 157 and credit impairments. For further discussion, refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•	Unfavorable mortality, primarily in Individual Life, as compared to 2007.
Partially offsetting the decrease in Life’s net income were the following:
•	Increased income on asset growth in Retirement Plans and International businesses.

•	Benefits from provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.

•	A charge of $21 recorded in the second quarter of 2007 for regulatory matters.
Property & Casualty net income for the six months ended June 30, 2008 decreased by $230 as a result of a decrease in Ongoing Operations’ net income of $255, partially offset by an improvement in Other Operations’ results of $25.
•
Ongoing Operations’ net income decreased by $255, or 31%, for the six months ended June 30, 2008 due primarily to an increase in realized capital losses of $186, a decrease in net investment income of $92 and a decrease in underwriting results of $84. The increase in net realized capital losses of $186 in 2008 was primarily due to realized losses in 2008 from impairments and net losses on credit derivatives, partially offset by net realized gains from the sales of securities. Primarily driving the decrease in net investment income was a decrease in investment yield for partnerships and other alternative investments in 2008 and, to a lesser extent, a decrease in yield on fixed maturity investments. Driving the decrease in underwriting results was an increase in current accident year catastrophes and a decrease in earned premium, partially offset by an increase in net favorable prior accident year reserve development. Current accident year catastrophes in 2008 included losses from tornadoes and thunderstorms in the South and Midwest and winter storms along the Pacific coast.

•
Other Operations’ results improved from a net loss of $8 in 2007 to net income of $17 in 2008, primarily due to a decrease in unfavorable prior accident year reserve development, partially offset by a decrease in net investment income and by net realized capital losses recognized in 2008.

Income Taxes
The effective tax rate for the three months ended June 30, 2008 and 2007 was 17% and 25%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 7% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $67 and $44 in the three months ended June 30, 2008 and 2007, and $108 and $88 in the six months ended June 30, 2008 and 2007, respectively. The benefit recorded in the three months ended June 30, 2008 included prior period adjustments of $9 related to the 2007 tax return and $8 related to the three months ended March 31, 2008.
In Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations with respect to certain computational aspects of DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007, that had purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. During the second quarter 2008 the Company booked a tax benefit of $4 related to the 2007 provision to filed return adjustments. The Company recorded benefits related to separate account FTC of $8 and $3 in the three months ended June 30, 2008 and 2007, and $11 and $5 in the six months ended June 30, 2008 and 2007, respectively.
The Company’s unrecognized tax benefits increased by $12 for the six months ended June 30, 2008 as a result of tax positions expected to be taken on its 2008 tax return, bringing the total unrecognized tax benefits to $88 as of June 30, 2008. This entire amount, if it were recognized, would lower the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the IRS. The examination of the Company’s tax returns for 2002 through 2003 is anticipated to be completed during 2008. The 2004 through 2006 examination began during the current quarter, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in booking of tax benefits during late 2008 or early 2009. Such benefits are not expected to be material to the statement of operations.
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
Life is organized into four groups which are comprised of six reporting segments: The Retail Products Group (“Retail”) and Individual Life segments make up the Individual Markets Group. The Retirement Plans and Group Benefits segments make up the Employer Markets Group. The International and Institutional Solutions Group (“Institutional”) segments each make up their own group.
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

Segment Results
The following is a summary of net income for each of Life’s segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.
Net Income (Loss)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Life
Retail [1]	$170	$122	39%	$93	$322	(71%)
Individual Life	30	44	(32%)	50	96	(48%)

Total Individual Markets Group	200	166	20%	143	418	(66%)
Retirement Plans	31	28	11%	26	50	(48%)
Group Benefits	62	83	(25%)	108	152	(29%)

Total Employer Markets Group	93	111	(16%)	134	202	(34%)
International [1]	72	41	76%	80	95	(16%)
Institutional	(30)	19	NM	(150)	52	NM
Other	(1)	(19)	95%	(28)	(11)	(155%)

Total Life [1]	334	318	5%	179	756	(76%)

Property & Casualty
Ongoing Operations	246	384	(36%)	558	813	(31%)
Other Operations	3	(40)	NM	17	(8)	NM

Total Property & Casualty	249	344	(28%)	575	805	(29%)
Corporate	(40)	(35)	(14%)	(66)	(58)	(14%)

Net income [1]	$543	$627	(13%)	$688	$1,503	(54%)

[1]
For the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $11 for Retail and International, respectively. For further discussion of the SFAS 157 adoption impact, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Net income is a measure of profit or loss used in evaluating the performance of total Life, total Property & Casualty, Ongoing Operations and Other Operations. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net investment income, net realized capital gains and losses, net servicing and other income, other expenses, and related income taxes is net income. The following is a summary of Ongoing Operations underwriting results by segment.
Underwriting Results (before-tax)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Personal Lines	$18	$84	(79%)	$123	$214	(43%)
Small Commercial	69	101	(32%)	188	185	2%
Middle Market	1	34	(97%)	52	67	(22%)
Specialty Commercial	20	(2)	NM	63	44	43%

Total Ongoing Operations	$108	$217	(50%)	$426	$510	(16%)

Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section of each segment discussion within MD&A. The “Outlook” sections contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each “Outlook” section, in Part I, Item 1A, Risk Factors in The Hartford’s 2007 Form 10-K Annual Report, and in Part II, Item 1A, Risk Factors in The Hartford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

LIFE
Executive Overview
Life is organized into four groups which are comprised of six reporting segments: The Retail Products Group (“Retail”) and Individual Life segments make up the Individual Markets Groups. The Retirement Plans and Group Benefits segments make up the Employer Markets Group. The Institutional Solutions Group (“Institutional”) and International segments each make up their own group. Life provides investment and retirement products, such as variable and fixed annuities, mutual funds and retirement plan services and other institutional investment products, such as structured settlements; individual and private-placement life insurance and products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.
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

Product/Key Indicator Information

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Retail U.S. Individual Variable Annuities
Account value, beginning of period	$107,920	$115,330	$119,071	$114,365
Net flows	(1,578)	(419)	(2,817)	(1,002)
Change in market value and other	(997)	6,618	(10,909)	8,166

Account value, end of period	$105,345	$121,529	$105,345	$121,529

Retail Mutual Funds
Assets under management, beginning of period	$44,617	$40,921	$48,383	$38,536
Net sales	1,901	1,749	3,022	3,634
Change in market value and other	721	2,974	(4,166)	3,474

Assets under management, end of period	$47,239	$45,644	$47,239	$45,644

Individual Life Insurance
Variable universal life account value, end of period	$6,625	$7,206	$6,625	$7,206
Total life insurance in-force	$187,173	$171,803	$187,173	$171,803

Retirement Plans Group Annuities
Account value, beginning of period	$26,339	$24,732	$27,094	$23,575
Net flows	611	300	1,511	1,077
Change in market value and other	79	1,223	(1,576)	1,603

Account value, end of period	$27,029	$26,255	$27,029	$26,255

Retirement Plans Mutual Funds
Assets under management, beginning of period	$20,071	$1,209	$1,454	$1,140
Net sales	(230)	23	(108)	53
Acquisitions	—	—	18,725	—
Change in market value and other	13	97	(217)	136

Assets under management, end of period	$19,854	$1,329	$19,854	$1,329

Japan Annuities
Account value, beginning of period	$38,975	$32,871	$37,637	$31,343
Net flows	597	1,279	1,260	2,476
Change in market value and other	997	1,059	(2,742)	1,092
Effect of currency translation	(2,447)	(1,501)	1,967	(1,203)

Account value, end of period	$38,122	$33,708	$38,122	$33,708

S&P 500 Index
Period end closing value	1,280	1,503	1,280	1,503
Daily average value	1,371	1,497	1,361	1,461
•	Retail U.S. individual variable annuity account values have declined over the past year due to declines in the equity markets and due to negative net flows as a result of increased competition.

•	Retail Mutual funds has seen positive net sales as a result of diversified sales growth.

•	Individual Life in-force growth has occurred across multiple product lines, including variable universal life, guaranteed universal life and other.

•	Variable universal life account values have declined due to declining equity markets.

•	Retirement Plans group annuities has seen positive net flows driven by strong sales.

•
Retirement Plans mutual funds reflects an increase of $18.7 billion in Retirement Plans mutual funds from the acquisition of servicing rights of Sun Life Retirement Services, Inc., and Princeton Retirement Group, both of which closed in the first quarter of 2008. Net sales for the three and six months ended June 30, 2008 reflect expected outflows on the acquired business.

•	International — Japan Annuities has seen positive net flows offset by fluctuations in equity markets and currency exchange rates.

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
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Retail — Individual Annuity	138.5 bps	184.1 bps	133.3 bps	181.9 bps
Individual Life	137.4 bps	137.0 bps	131.5 bps	128.4 bps
Retirement Plans	141.6 bps	170.1 bps	138.4 bps	168.4 bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	85.1 bps	91.9 bps	84.5 bps	95.7 bps
•
Retail individual annuity, Retirement Plans and Institutional net investment spreads decreased primarily due to lower yields on invested assets, in particular limited partnerships and alternative investments. Retail individual annuity and Retirement Plans declines also are impacted by decreases in interest rates.

•
Individual Life net investment spread increased due to lower credited rates on the liability in 2008 partially offset by lower earned rates on invested assets primarily due to declines in partnership income.

Premiums
Traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefits, typically January 1 or July 1. Persistency is the percentage of remaining in-force from year-to-year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Group Benefits	2008	2007	2008	2007
Total premiums and other considerations	$1,100	$1,091	$2,174	$2,176
Fully insured ongoing sales (excluding buyouts)	$135	$119	$516	$505
•
Total premiums and other considerations include $15 and $26, in buyout premiums for the three and six months ended June 30, 2007, respectively. Total premiums and other considerations, excluding buyouts, were up slightly for the three and six months ended June 30, 2008 as increases in sales and persistency were offset by lower premiums in the medical stop loss business as a result of the renewal rights transaction that closed during the second quarter of 2007.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007

Retail
General insurance expense ratio (individual annuity)	21.2	bps	18.7	bps	18.6	bps	17.4	bps
DAC amortization ratio (individual annuity) [1]	42.7%		45.5%		43.3%		46.1%
Insurance expenses, net of deferrals	$327		$311		$639		$584

Individual Life
Death benefits	$88		$74		$179		$144
Insurance expenses, net of deferrals	51		49		98		97

Group Benefits
Total benefits, losses and loss adjustment expenses	$811		$793		$1,599		$1,599
Loss ratio (excluding buyout premiums)	73.7%		72.3%		73.6%		73.2%
Insurance expenses, net of deferrals	$270		$274		$555		$563
Expense ratio (excluding buyout premiums)	25.8%		27.1%		26.8%		27.8%

International — Japan
General insurance expense ratio	47.7	bps	45.7	bps	45.4	bps	43.7	bps
DAC amortization ratio [2]	39.3%		37.5%		39.2%		37.3%
Insurance expenses, net of deferrals	$58		$44		$111		$86

[1]	Excludes the effects of realized gains and losses.

[2]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gains (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

•	The Retail DAC amortization ratio (individual annuity) decreased, primarily due to the effects of the 2007 unlock.

•
Retail insurance expenses, net of deferrals, increased due to increasing trail commissions on growing variable annuity assets as well as increasing non-deferrable commissions on strong mutual fund deposits.

•	Retail — individual annuity’s general insurance expense ratio has increased as general insurance expenses increased while individual annuity assets declined due to declining equity markets.

•	Individual Life death benefits increased, primarily due to a larger life insurance in-force and unfavorable mortality compared to the prior year period.

•	Group Benefits loss ratio increased as unfavorable group life mortality more than offset favorable morbidity in group disability.

•	Group Benefits expense ratio, excluding buyouts decreased primarily due to lower commission expenses in the financial institution business.

•	International — Japan DAC amortization ratio increased due to actual gross profits being less than expected resulting in negative true-ups and a higher DAC amortization rate.

•	International — Japan insurance expenses, net of deferrals, and the general insurance expense ratio increased due to growth and strategic investment in the Japan operation.

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
Ratios

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007

Retail
Individual annuity return on assets (“ROA”)	53.4	bps	33.0	bps	10.8	bps	45.5	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(10.8	)bps	(24.3	)bps	(47.9	)bps	(10.8	)bps

ROA excluding realized gains (losses)	64.2	bps	57.3	bps	58.7	bps	56.3	bps

Individual Life
After-tax margin	10.5%		15.2%		9.2%		16.4%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(3.4)%		(0.5)%		(4.8)%		0.5%

After-tax margin excluding realized gains (losses)	13.9%		15.7%		14.0%		15.9%

Retirement Plans
Retirement Plans ROA	26.6	bps	41.9	bps	13.8	bps	38.2	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(2.4	)bps	3.0	bps	(13.2	)bps	0.7	bps

ROA excluding realized gains (losses)	29.0	bps	38.9	bps	27.0	bps	37.5	bps

Group Benefits
After-tax margin (excluding buyouts)	5.3%		7.0%		4.7%		6.4%
Effect of net realized gains (losses), net of tax on after-tax margin [1]	(1.7)%		(0.2)%		(1.8)%		(0.1)%

After-tax margin excluding realized gains (losses)	7.0%		7.2%		6.5%		6.5%

International — Japan
International — Japan ROA	71.6	bps	56.5	bps	43.8	bps	65.8	bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [1] [2]	5.2	bps	(19.2	)bps	(27.0	)bps	(11.1	)bps

ROA excluding realized gains (losses)	66.4	bps	75.7	bps	70.8	bps	76.9	bps

Institutional
Institutional ROA	(19.4	)bps	13.8	bps	(48.5	)bps	19.4	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(36.8	)bps	(9.5	)bps	(64.3	)bps	(5.6	)bps

ROA excluding realized gains (losses)	17.4	bps	23.3	bps	15.8	bps	25.0	bps

[1]	See “Realized Capital Gains and Losses by Segment” table within the Life Section of the MD&A.

[2]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.
•
The increase in Retail — individual annuity ROA, excluding realized gains (losses), was primarily due to benefits associated with provision to filed return adjustments and changes in estimates associated with DRD and FTC.

•
The decrease in Individual Life’s after-tax margin, excluding realized gains (losses), was primarily due to unfavorable mortality and the implementation of a more efficient capital approach for our secondary guarantee universal life business, described further in Individual Life’s “Outlook” section of the MD&A.

•
The decrease in Retirement Plans ROA, excluding realized gains (losses), was primarily driven by an increase in assets under management due to the acquired rights to service $18.7 billion in mutual funds, comprised of $15.8 billion in mutual funds from Sun Life Retirement Services, Inc., and $2.9 billion in mutual funds from Princeton Retirement Group, both of which closed in the first quarter of 2008. These acquired businesses sell mutual fund products, which generate a lower ROA than Retirement Plans’ group annuity products. Also contributing to the decrease was a decline in partnership income and additional expenses associated with the acquisitions. Offsetting the decrease, were benefits associated with DRD provision to filed return adjustments and changes in estimates.

•
International-Japan ROA, excluding realized gains (losses), primarily declined due to lower market returns, which was a main driver for lower fees on lower surrenders and an increased DAC amortization rate.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decrease in partnership income.

Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Earned premiums	$1,305	$1,245	5%	$2,534	$2,453	3%
Fee income	1,381	1,341	3%	2,713	2,619	4%
Net investment income (loss)
Securities, available-for-sale and other	829	884	(6%)	1,648	1,736	(5%)
Equity securities, held for trading [1]	1,153	1,234	(7%)	(2,425)	1,444	NM

Total net investment income (loss)	1,982	2,118	(6%)	(777)	3,180	NM
Net realized capital losses	(228)	(221)	(3%)	(1,448)	(198)	NM

Total revenues [2]	4,440	4,483	(1%)	3,022	8,054	(62%)
Benefits, losses and loss adjustment expenses	1,760	1,724	2%	3,478	3,382	3%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	1,153	1,234	(7%)	(2,425)	1,444	NM
Amortization of deferred policy acquisition costs and present value of future profits	285	309	(8%)	230	653	(65%)
Insurance operating costs and other expenses	863	801	8%	1,680	1,568	7%

Total benefits, losses and expenses	4,061	4,068	—	2,963	7,047	(58%)
Income before income taxes	379	415	(9%)	59	1,007	(94%)
Income tax expense (benefit)	45	97	(54%)	(120)	251	NM

Net income [3]	$334	$318	5%	$179	$756	(76%)

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $650 for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[3]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $220 for the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007
The increase in Life’s net income was due to the following:
•	Increased income on asset growth in Retirement Plans and International businesses.

•	Benefits related to the provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.

•	A charge of $21 recorded in the second quarter of 2007 for regulatory matters.
Partially offsetting the increase in Life’s net income were the following:
•
Realized losses increased as compared to the comparable prior year period primarily due to increased credit related impairments and realized losses on credit default swaps in 2008. Partially offsetting this increase were net losses from GMWB model assumption updates that were recorded in the second quarter. For further discussion, refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•	Declines in net investment income due to a decrease in investment yield for fixed maturities and declines in partnership income and other alternative investments.

•	Unfavorable mortality, primarily in Individual Life, as compared to 2007.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
The decrease in Life’s net income was due to the following:
•	Declines in net investment income due to declines in partnership income and other alternative investments.

•
Realized losses increased as compared to the comparable prior year period primarily due to net losses from the adoption of SFAS 157 and credit impairments. For further discussion, refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•	Unfavorable mortality, primarily in Individual Life, as compared to 2007.
Partially offsetting the decrease in Life’s net income were the following:
•	Increased income on asset growth in Retirement Plans and International businesses.

•	Benefits from provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.

•	A charge of $21 recorded in the second quarter of 2007 for regulatory matters.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for the three months ended June 30, 2008

			Japanese
			fixed	Periodic net				Total
			annuity	coupon				gains/
			contract	settlements on	GMWB			losses, net
	Gains/losses		hedges,	credit	derivatives,	Other,		of tax and
	on sales, net	Impairments	net	derivatives/Japan	net	net	Total	DAC
Retail	$(4)	$(31)	$—	$(1)	$(15)	$(21)	$(72)	$(32)
Individual Life	(4)	(5)	—	(1)	—	(13)	(23)	(13)
Retirement Plans	(2)	(9)	—	—	—	(8)	(19)	(3)
Group Benefits	4	(33)	—	—	—	(8)	(37)	(23)
International	(1)	(1)	(9)	(11)	2	22	2	3
Institutional	(20)	(45)	—	1	—	(23)	(87)	(56)
Other	23	—	—	1	—	(16)	8	4

Total	$(4)	$(124)	$(9)	$(11)	$(13)	$(67)	$(228)	$(120)

Net realized gains (losses) for the three months ended June 30, 2007

			Japanese
			fixed	Periodic net				Total
			annuity	coupon				gains/
			contract	settlements on	GMWB			losses, net
	Gains/losses		hedges,	credit	derivatives,	Other,		of tax and
	on sales, net	Impairments	net	derivatives/Japan	net	net	Total	DAC
Retail	$(6)	$—	$—	$—	$(133)	$(7)	$(146)	$(78)
Individual Life	(1)	(4)	—	—	—	2	(3)	(2)
Retirement Plans	(4)	(1)	—	—	—	10	5	3
Group Benefits	(3)	(2)	—	—	—	(1)	(6)	(4)
International	—	—	(17)	(19)	—	(8)	(44)	(29)
Institutional	(5)	(13)	—	—	—	(2)	(20)	(13)
Other	3	—	—	6	—	(16)	(7)	(7)

Total	$(16)	$(20)	$(17)	$(13)	$(133)	$(22)	$(221)	$(130)

Net realized gains (losses) for the six months ended June 30, 2008

			Japanese
			fixed	Periodic net					Total
			annuity	coupon					gains/
			contract	settlements on	GMWB	SFAS 157			losses, net
	Gains/losses		hedges,	credit	derivatives,	Transition	Other,		of tax and
	on sales, net	Impairments	net	derivatives/Japan	net	Impact	net	Total	DAC
Retail	$(8)	$(64)	$—	$(2)	$(126)	$(616)	$(12)	$(828)	$(294)
Individual Life	(13)	(32)	—	(1)	—	—	(11)	(57)	(34)
Retirement Plans	(14)	(36)	—	(1)	—	—	(4)	(55)	(26)
Group Benefits	(2)	(40)	—	—	—	—	(31)	(73)	(47)
International	(11)	(22)	(23)	(18)	3	(34)	(6)	(111)	(61)
Institutional	(34)	(151)	—	1	—	—	(122)	(306)	(198)
Other	11	(10)	—	3	—	—	(22)	(18)	(10)

Total	$(71)	$(355)	$(23)	$(18)	$(123)	$(650)	$(208)	$(1,448)	$(670)

Net realized gains (losses) for the six months ended June 30, 2007

			Japanese
			fixed	Periodic net				Total
			annuity	coupon				gains/
			contract	settlements on	GMWB			losses, net
	Gains/losses		hedges,	credit	derivatives,	Other,		of tax and
	on sales, net	Impairments	net	derivatives/Japan	net	net	Total	DAC
Retail	$—	$(6)	$—	$—	$(111)	$(12)	$(129)	$(69)
Individual Life	11	(5)	—	—	—	—	6	4
Retirement Plans	(5)	(1)	—	—	—	8	2	2
Group Benefits	(1)	(2)	—	—	—	(1)	(4)	(3)
International	—	—	(12)	(36)	—	(15)	(63)	(41)
Institutional	5	(20)	—	—	—	(8)	(23)	(15)
Other	6	—	—	11	—	(4)	13	7

Total	$16	$(34)	$(12)	$(25)	$(111)	$(32)	$(198)	$(115)

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
For the three months ended June 30, 2008, net realized capital losses increased as a result of impairments, partially offset by lower net losses on GMWB derivatives due to 2007 model and assumption updates. For the six months ended June 30, 2008, net realized capital losses increased primarily due to the SFAS 157 transition impact in the first quarter of 2008 and higher net losses on both impairments and other net losses. A more expanded discussion of these components is as follows:

Gross Gains and Losses on Sale
•     Gross gains on sales for the three and six months ended June 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales for the three and six months ended June 30, 2008 were primarily comprised of corporate securities, municipal securities, and CMBS as well as $17 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. During the three and six months ended June 30, 2008 and March 31, 2008, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•     Gross gains and losses on sales for three and six months ended June 30, 2007 were primarily comprised of corporate securities. During the three and six months ended June 30, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.

Impairments	• See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

SFAS 157
•     For the six months ended June 30, 2008, the loss of $650 from the SFAS 157 transition impact to the GMWB and GMAB rider embedded derivatives liability was a one-time loss resulting from the transition to this accounting standard. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

GMWB	• Losses in 2008 on GMWB rider embedded derivatives were primarily due to mortality assumptions updates of $76.

•     Losses for the three and six months ended June 30, 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were primarily made to reflect newly reliable market inputs for volatility.

Other
•     Other, net losses for the three and six months ended June 30, 2008 were primarily related to net losses on credit derivatives of $50 and $207, respectively. The net losses on credit derivatives were comprised of losses in the first quarter on credit derivatives that assume credit exposure as a result of credit spreads widening and losses in the second quarter on credit derivatives that reduce credit exposure as a result of credit spreads tightening significantly on certain referenced corporate entities. Included in these losses were losses on HIMCO managed CLOs.

•     Other, net losses for the three and six months ended June 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spreads widening and fluctuations in interest rates and foreign currency exchange rates.

RETAIL
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Fee income and other	$759	$781	(3%)	$1,506	$1,511	—
Earned premiums	(7)	(14)	50%	(13)	(35)	63%
Net investment income	192	200	(4%)	383	397	(4%)
Net realized capital losses	(72)	(146)	51%	(828)	(129)	NM

Total revenues [1]	872	821	6%	1,048	1,744	(40%)
Benefits, losses and loss adjustment expenses	193	203	(5%)	390	399	(2%)
Insurance operating costs and other expenses	327	311	5%	639	584	9%
Amortization of deferred policy acquisition costs and present value of future profits	168	180	(7%)	12	388	(97%)

Total benefits, losses and expenses	688	694	(1%)	1,041	1,371	(24%)
Income before income taxes	184	127	45%	7	373	(98%)
Income tax expense (benefit)	14	5	180%	(86)	51	NM

Net income [2]	$170	$122	39%	$93	$322	(71%)

Assets Under Management
Individual variable annuity account values				$105,345	$121,529	(13%)
Individual fixed annuity and other account values				10,366	9,891	5%
Other retail products account values				578	639	(10%)

Total account values [3]				116,289	132,059	(12%)
Retail mutual fund assets under management				47,239	45,644	3%
Other mutual fund assets under management				2,276	1,883	21%

Total mutual fund assets under management				49,515	47,527	4%

Total assets under management				$165,804	$179,586	(8%)

[1]
For the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[2]
For the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[3]	For the six months ended June 30, 2008, includes policyholders’ balances for investment contracts and reserve for future policy benefits for insurance contracts.
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net income decreased for the six months ended June 30, 2008, primarily due to increased realized capital losses from the adoption of SFAS 157 during the first quarter of 2008, which resulted in a net realized capital loss of $616. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. Net income increased for the three months ended June 30, 2008 primarily due to realized capital losses associated with GMWB model assumption updates recorded in the second quarter of 2007 and DRD and FTC benefits recorded of $16 in the second quarter of 2008. For further discussion of realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other decreased for the three and six months ended June 30, 2008 primarily as a result of lower variable annuity fee income, partially offset by an increase in retail mutual fund fee income. Variable annuity fee income decreased for the three and six months ended June 30, 2008 due to a decline in average variable annuity account values. The decrease in average variable annuity account values can be attributed to market depreciation of $11.7 billion and net outflows of $4.5 billion over the past four quarters. Net outflows were driven by surrender activity due to the aging of the variable annuity in-force block of business and increased sales competition, particularly competition related to guaranteed living benefits. Offsetting this decrease, retail mutual fund fee income increased for the three and six months ended June 30, 2008 due to a 3% increase in mutual fund assets under management driven by net sales of $4.9 billion over the past four quarters.

Net investment income
•     Net investment income has declined for the three and six months ended June 30, 2008 due to a decrease in variable annuity fixed option account values. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. In addition, net investment income was lower due to decreased partnership income and a decline in interest rates.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses increased for the three and six months ended June 30, 2008, principally driven by trail commissions on the aging portfolio of annuity businesses and commissions on growth in mutual fund deposits of 7%.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     Amortization of DAC decreased for the six months ended June 30, 2008, primarily due to the impact of the adoption of SFAS 157 at the beginning of the first quarter of 2008, as well as impairment losses, other realized capital losses and the effects of the 2007 DAC unlock. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. For the three months ended June 30, 2008, DAC amortization declined due to lower actual gross profits and a lower DAC amortization rate after the 2007 unlock.

Income tax expense (benefit)
•     For the six months ended June 30, 2008, the income tax benefit as compared to the prior year period income tax expense was due primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. For the three months ended June 30, 2008, income tax expense increased as the tax benefit on decreased realized losses declined. Partially, offsetting this increase in income tax expense were benefits associated with DRD and FTC provision to filed return adjustments and changes in estimates.

Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition continues to be strong in the variable annuities market as the focus on guaranteed lifetime income has caused most major variable annuity writers to upgrade their suite of living benefits. The Company is committed to maintaining a competitive variable annuity product line and intends to introduce enhancements to its suite of living benefits in August 2008.
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
Based on results to date, management’s current full year projections for 2008 are as follows:
•	Variable annuity sales of $9.25 billion to $10.25 billion

•	Fixed annuity sales of $750 to $1.25 billion

•	Retail mutual fund sales of $14.5 billion to $15.5 billion

•	Variable annuity outflows of $5.0 billion to $6.0 billion

•	Fixed annuity flows of $(250) to $250

•	Retail mutual fund net sales of $4.7 billion to $5.7 billion

INDIVIDUAL LIFE
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Fee income and other	$235	$217	8%	$455	$432	5%
Earned premiums	(19)	(13)	(46%)	(37)	(28)	(32%)
Net investment income	92	89	3%	180	176	2%
Net realized capital gains (losses)	(23)	(3)	NM	(57)	6	NM

Total revenues	285	290	(2%)	541	586	(8%)
Benefits, losses and loss adjustment expenses	153	136	13%	307	272	13%
Insurance operating costs and other expenses	51	49	4%	98	97	1%
Amortization of deferred policy acquisition costs and present value of future profits	40	43	(7%)	69	79	(13%)

Total benefits, losses and expenses	244	228	7%	474	448	6%
Income before income taxes	41	62	(34%)	67	138	(51%)
Income tax expense	11	18	(39%)	17	42	(60%)

Net income	$30	$44	(32%)	$50	$96	(48%)

Account Values
Variable universal life insurance				$6,625	$7,206	(8%)
Universal life/interest sensitive whole life				4,569	4,208	9%
Modified guaranteed life and other				664	691	(4%)

Total account values				$11,858	$12,105	(2%)

Life Insurance In-force
Variable universal life insurance				$78,557	$75,496	4%
Universal life/interest sensitive whole life				50,298	46,750	8%
Modified guaranteed life and other				58,318	49,557	18%

Total life insurance in-force				$187,173	$171,803	9%

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net income decreased for the three and six months ended June 30, 2008, driven primarily by net realized capital losses, unfavorable mortality in 2008 and the implementation of a more efficient capital approach for our secondary guarantee universal life business, described further in the “Outlook” section below, partially offset by life insurance in-force growth. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other increased for the three and six months ended June 30, 2008 primarily due to growth in variable universal and universal life insurance in-force and fees on higher surrenders, partially offset by declines in equity markets.

Earned premiums	• Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to life insurance in-force growth.

Net investment income
•     Net investment income increased slightly due to growth in general account values, partially offset by decreased investment yields and reduced net investment income associated with the capital approach for our secondary guarantee universal life business.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality for the three and six months ended June 30, 2008 compared to the corresponding 2007 period.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     Amortization of DAC decreased due to lower gross profits primarily attributed to net realized capital losses and mortality partially offset by higher surrender fees. This decrease had a corresponding offset in amortization of deferred revenues, included in fee income.

Outlook
Individual Life operates in a mature and competitive marketplace with customers desiring products with guarantees and distribution requiring highly trained insurance professionals. Individual Life continues to expand its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as independent life brokerage. In its core channels, the Company is looking to broaden its sales system and internal wholesaling, take advantage of cross selling opportunities and extend its penetration in the private wealth management services areas. The Company is committed to maintaining a competitive product portfolio and refreshed its variable universal life insurance products in the second quarter of 2008 and intends to continue to make product enhancements to its variable universal and universal life insurance products through the remainder of 2008.
Sales results for the three and six months ended June 30, 2008 increased 3% and 5%, respectively. Year to date sales increases were driven by increased sales in the wirehouse and independent channels of 4% and 13%, respectively, as a result of the Company’s improved penetration in these channels. Sales within the bank channel have been impacted in the first six months of 2008 by restructurings and acquisitions within certain of Individual Life’s banking distribution relationships. The variable universal life mix was 33% and 38% of total sales for the three and six months ended June 30, 2008, respectively. Future sales will be driven by the Company’s management of current distribution relationships and development of new sources of distribution while offering competitive and innovative new products and product features.
Individual Life accepts and maintains, for risk management purposes, up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility.
Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. As of June 30, 2008, the transaction provided approximately $365 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through approximately December 31, 2008. The use of the letter of credit will result in a decline in net investment income and increased expenses in future periods for Individual Life. The additional statutory capital provided by the use of the letter of credit is available to the Company for general corporate purposes. As its business grows, Individual Life will evaluate the need for an additional capital transaction.
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
Based on results to date, management’s current full year life insurance in-force projection for 2008 is an increase of 8% to 9%.

RETIREMENT PLANS
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Fee income and other	$97	$59	64%	$165	$113	46%
Earned premiums	1	1	—	2	3	(33%)
Net investment income	91	90	1%	180	178	1%
Net realized capital gains (losses)	(19)	5	NM	(55)	2	NM

Total revenues	170	155	10%	292	296	(1%)
Benefits, losses and loss adjustment expenses	66	62	6%	131	124	6%
Insurance operating costs and other expenses	92	45	104%	153	85	80%
Amortization of deferred policy acquisition costs and present value of future profits	(8)	8	NM	(1)	18	NM

Total benefits, losses and expenses	150	115	30%	283	227	25%
Income before income taxes	20	40	(50%)	9	69	(87%)
Income tax expense (benefit)	(11)	12	NM	(17)	19	NM

Net income	$31	$28	11%	$26	$50	(48%)

Assets Under Management
403(b)/457 account values				$12,197	$12,197	—
401(k) account values				14,832	14,058	6%

Total account values [1]				27,029	26,255	3%
403(b)/457 mutual fund assets under management [2]				106	9	NM
401(k) mutual fund assets under management [3]				19,748	1,320	NM

Total mutual fund assets under management				19,854	1,329	NM

Total assets under management				$46,883	$27,584	70%

Total assets under administration — 401(k) [4]				$6,282	$—	—

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	In 2007, Life began selling mutual fund based products in the 403(b) market.

[3]	During the six months ended June 30, 2008, Life acquired the rights to service $18.7 billion in mutual funds from Sun Life Retirement Services, Inc., and Princeton Retirement Group.

[4]
During the six months ended June 30, 2008, Life acquired the rights to service $5.7 billion of assets under administration (“AUA”) from Princeton Retirement Group. Servicing revenues from AUA are based on the number of plan participants and do not vary directly with asset levels. As such, they are not included in AUM upon which asset based returns are calculated.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net income in Retirement Plans decreased for the six months ended June 30, 2008 due to higher net realized capital losses and increased operating expenses partially offset by growth in fee income. Net income for the three months ended June 30, 2008 increased as DRD benefits associated with provision to filed return adjustments and changes in estimates of $15 were partially offset by increased realized losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•
For the three and six months ended June 30, 2008, fee income and other increased primarily due to $35 and $43, respectively, of mutual fund fees earned from assets relating to the acquisitions in the first quarter of 2008. Also contributing to increased fee income and other was a growth in 401(k) average account values, driven by positive net flows of $1.9 billion over the past four quarters.

Net investment income	•	Net investment income remained consistent, for the three and six months ended June 30, 2008, with growth in general account assets offset by a decrease in partnership investment income.

Insurance operating costs and other expenses	•
Insurance operating costs and other expenses increased for the three and six months ended June 30, 2008, primarily attributable to operating expenses associated with the acquired businesses. Also contributing to higher insurance operating costs were higher trail commissions resulting from an aging portfolio and higher service and technology costs.

Amortization of deferred policy acquisition costs and present value of future profits	•
Amortization of deferred policy acquisition costs and present value of future profits declined for the three and six months ended June 30, 2008 due to decreases in actual gross profits as a result of increased realized losses.

Income tax expense (benefit)	•
For the three and six months ended June 30, 2008 the income tax benefit as compared to the prior year periods income tax expense was due to lower income before income taxes primarily due to increased realized capital losses, and benefits associated with provision to filed return adjustments and changes in estimates associated with DRD.

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
During 2008, the Company completed three acquisitions. The acquisition of part of the defined contribution record keeping business of Princeton Retirement Group gives Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients and added $2.9 billion in mutual funds to Retirement Plans assets under management and $5.7 billion of assets under administration. The acquisition of Sun Life Retirement Services, Inc., added $15.8 billion in Retirement Plans assets under management across 6,000 plans and provides new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC., provides web-based technology to address data management, administration and benefit calculations. These three acquisitions illustrate Life’s commitment to increase scale in the Retirement Plans segment and grow its offering to serve additional markets, customers and types of retirement plans across the defined contribution and defined benefit spectrum. These three acquisitions will not be accretive to 2008 net income. Further net income as a percentage of assets, is expected to be lower in 2008 reflecting the new business mix represented by the acquisitions, which includes larger more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.
Based on results to date, management’s current full-year projections for 2008 (including the impacts of the acquisitions) are as follows:
•	Deposits of $8.5 billion to $9.5 billion
•	Net flows of $1.6 billion to $2.4 billion

GROUP BENEFITS
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Premiums and other considerations	$1,100	$1,091	1%	$2,174	$2,176	—
Net investment income	113	117	(3%)	219	235	(7%)
Net realized capital losses	(37)	(6)	NM	(73)	(4)	NM

Total revenues	1,176	1,202	(2%)	2,320	2,407	(4%)
Benefits, losses and loss adjustment expenses	811	793	2%	1,599	1,599	—
Insurance operating costs and other expenses	270	274	(1%)	555	563	(1%)
Amortization of deferred policy acquisition costs	14	18	(22%)	27	35	(23%)

Total benefits, losses and expenses	1,095	1,085	1%	2,181	2,197	(1%)
Income before income taxes	81	117	(31%)	139	210	(34%)
Income tax expense	19	34	(44%)	31	58	(47%)

Net income	$62	$83	(25%)	$108	$152	(29%)

Earned Premiums and Other
Fully insured — ongoing premiums	$1,090	$1,068	2%	$2,156	$2,133	1%
Buyout premiums	—	15	(100%)	—	26	(100%)
Other	10	8	25%	18	17	6%

Total earned premiums and other	$1,100	$1,091	1%	$2,174	$2,176	—

Ratios, excluding buyouts
Loss ratio	73.7%	72.3%		73.6%	73.2%
Loss ratio, excluding financial institutions	77.8%	77.4%		78.3%	78.8%
Expense ratio	25.8%	27.1%		26.8%	27.7%
Expense ratio, excluding financial institutions	22.3%	22.3%		22.4%	22.5%
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
The decrease in net income for the three and six months ended June 30, 2008, was primarily due to increased realized capital losses and lower net investment income. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. However, the Company recognized gains of $7 and $6, after tax, in the three months ended June 30, 2008 and 2007, respectively, from the renewal rights transaction associated with the Company’s medical stop loss business. The following other factors contributed to the changes in net income:

Net investment income	•	Net investment income decreased for the three and six months ended June 30, 2008, primarily as a result of lower partnership investment returns and lower yields on certain other investments.

Loss ratio	•
The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) for the three and six months ended June 30, 2008, increased due to higher mortality losses, partially offset by favorable morbidity and favorable medical stop loss experience.

Expense ratio	•	The segment’s expense ratio, excluding buyouts, for the three and six months ended June 30, 2008, decreased as compared to the prior year period primarily due to lower commission expenses.

Outlook
Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines and as a result, sales may fluctuate based on the competitive pricing environment in the marketplace. In 2007, the Company generated premium growth due to the increased scale of the group life and disability operations. Also in 2007, the Company completed a renewal rights transaction associated with its medical stop loss business, which will cause lower earned premium and sales growth in 2008. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting. The Company has not seen a meaningful impact in disability loss ratios as a result of the recent economic downturn. While claims incidence may increase during a recession, the Company would expect the impact to the disability loss ratio to be within the normal range of volatility.
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
Based on results to date, management’s current full year projections for 2008 are as follows:
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) of $4.25 billion to $4.35 billion
•	Loss ratio (excluding buyout premiums) between 71% and 74%
•	Expense ratio (excluding buyout premiums) between 27% and 29%

INTERNATIONAL
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Fee income	$229	$202	13%	$459	$396	16%
Earned premiums	(3)	(2)	(50%)	(5)	(5)	—
Net investment income	38	35	9%	70	68	3%
Net realized capital gains (losses)	2	(44)	NM	(111)	(63)	(76%)

Total revenues [1]	266	191	39%	413	396	4%
Benefits, losses and loss adjustment expenses	15	9	67%	31	17	82%
Insurance operating costs and other expenses	80	55	45%	150	110	36%
Amortization of deferred policy acquisition costs and present value of future profits	66	60	10%	112	117	(4%)

Total benefits, losses and expenses	161	124	30%	293	244	20%
Income before income taxes	105	67	57%	120	152	(21%)
Income tax expense	33	26	27%	40	57	(30%)

Net income [2]	$72	$41	76%	$80	$95	(16%)

Assets Under Management — Japan
Japan variable annuity account values				$35,910	$32,050	12%
Japan MVA fixed annuity account values				2,212	1,658	33%

Total assets under management — Japan				$38,122	$33,708	13%

[1]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $34 during the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $11 during the six months ended June 30, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net income increased for the three months ended June 30, 2008 due to higher fee income in Japan derived from an increase in assets under management, and an increase in realized gains, partially offset by an increase in insurance operating costs and other expenses. Net income decreased for the six months ended June 30, 2008 primarily due to increased realized capital losses from the adoption of SFAS 157, which resulted in a net realized capital loss of $34 during the first quarter of 2008, increases in insurance operating costs and other expenses, partially offset by an increase in fee income. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. For further discussion of realized capital losses, see Realized Capital Gains and losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income	•
Fee income increased for the three and six months ended June 30, 2008, primarily due to growth in Japan’s variable annuity assets under management offset by lower fees on lower surrenders. The increase in assets under management over the past four quarters was driven by positive net flows of $3.0 billion and a $5.3 billion increase due to foreign currency exchange translation as the yen strengthened compared to the U.S. dollar. Positive net flows and favorable foreign currency exchange were partially offset by unfavorable market performance of $4.4 billion.

Benefits, losses and loss adjustment expenses	•
Benefits, losses and loss adjustment expense increased for the three and six months ended June 30, 2008, due to a higher GMDB net amount at risk as well as increased claims costs resulting from declining markets between customers’ date of death and date of payment.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2008 due to the growth and strategic investment in the Japan operation.

Outlook
Management continues to be optimistic about the long-term growth potential of the retirement savings market in Japan. Several trends, such as an aging population, longer life expectancies and declining birth rates leading to a smaller number of younger workers to support each retiree, have resulted in greater need for an individual to plan and adequately fund retirement savings.
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets. In addition, higher account value levels will generally reduce certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Prudent expense management is also an important component of product profitability.
Competition has increased dramatically in the Japanese market from both domestic and foreign insurers. This increase in competition has impacted current deposits and is expected to negatively impact future deposit levels for the remainder of the year. The Company continues to expand key distribution relationships and improve our wholesaling and servicing efforts. In addition, the Company continues to evaluate product designs that meet customers’ needs, seeks to expand to new distributors and continues to maintain prudent risk management. Specifically, the Company has announced a new relationship with the second largest variable annuity distributor in Japan for an existing product, and will continue to launch new products in line with market demands. The success of the Company’s product offerings will ultimately be based on customer acceptance in an increasingly competitive environment.
During the first and second quarters of 2008, the Company has experienced lower than expected surrenders and related surrender fees. In addition, the Company expects lower net flows and market returns. Lower surrender fees, net flows and market returns are consequently expected to result in a lower return on assets than in prior years.
Based on the results to date and the items discussed above, management has adjusted its full year projections for Japan in 2008 as follows (using ¥106/$1 exchange rate for the remainder of 2008):
•	Variable annuity deposits of ¥325 billion to ¥425 billion ($3.1 billion to $4.0 billion)
•	Variable annuity net flows of ¥165 billion to ¥275 billion ($1.5 billion to $2.4 billion)

INSTITUTIONAL
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Fee income and other	$38	$53	(28%)	$79	$114	(31%)
Earned premiums	242	191	27%	430	359	20%
Net investment income	279	308	(9%)	573	599	(4%)
Net realized capital losses	(87)	(20)	NM	(306)	(23)	NM

Total revenues	472	532	(11%)	776	1,049	(26%)
Benefits, losses and loss adjustment expenses	488	474	3%	946	891	6%
Insurance operating costs and other expenses	30	30	—	58	68	(15%)
Amortization of deferred policy acquisition costs and present value of future profits	5	2	150%	11	17	(35%)

Total benefits, losses and expenses	523	506	3%	1,015	976	4%
Income (loss) before income taxes	(51)	26	NM	(239)	73	NM
Income tax expense (benefit)	(21)	7	NM	(89)	21	NM

Net income (loss)	$(30)	$19	NM	$(150)	$52	NM

Assets Under Management
Institutional account values [1]				$25,546	$24,127	6%
Private Placement Life Insurance account values [1]				32,944	29,053	13%
Mutual fund assets under management				3,844	2,956	30%

Total assets under management				$62,334	$56,136	11%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net income in Institutional decreased for the three and six months ended June 30, 2008 primarily due to increased realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Further discussion of income is presented below:

Fee income and other	•
Fee income and other decreased for the three and six months ended June 30, 2008, primarily due to large Private Placement Life Insurance (“PPLI”) cases sold during the three and six months ended June 30, 2007. PPLI collects front-end loads, recorded in fee income, to subsidize premium tax payments. Premium taxes are recorded as an expense in insurance operating costs and other expenses. For the six months ended June 30, 2008 and 2007, PPLI had deposits of $156 and $2.2 billion, respectively, which resulted in fee income due to front-end loads of $1 and $45, respectively, offset by a corresponding decrease in premium taxes reported in insurance operating costs and other expenses.

Earned premiums	•
For the three and six months ended June 30, 2008, earned premiums increased as a result of strong single premium annuity life contingent sales. The increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.

Net investment income	•
Net investment income decreased for the three and six months ended June 30, 2008, due to lower income on variable rate securities indexed to LIBOR as well as decreases in returns on partnership investments compared with prior periods, partially offset by income earned on higher assets under management. For the three and six months ended June 30, 2008, partnership income was $7 and $9, respectively. For the comparable three and six month periods in 2007, partnership income was $16 and $28, respectively. The decline in yield on floating rate LIBOR based investments was offset by a corresponding decrease in interest credited on liabilities in benefits, losses, and loss adjustment expense. Institutional Investment Products assets under management increased due to positive net flows of $539 during the past four quarters.

Income tax expense (benefit)	•
The income tax benefit for the three and six months ended June 30, 2008, as compared to the prior year periods income tax expense was due to a loss before income taxes primarily due to increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

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
The variable PPLI market includes life insurance policies purchased by a company or a trust on the lives of employees, with Life or a trust sponsored by Life named as the beneficiary under the policy. Variable PPLI products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. During 2008, sale and net flow activity has declined relative to the prior year and the Company expects that trend to continue for the remainder of 2008 or until the general economic climate improves.
Hartford Income Notes and other stable value products (collectively “stable value products”) provide the Company with continued opportunity for future growth. These markets are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating. Stable value products net flows can be impacted by contractual maturities and rights which can include an investor’s option to accelerate principal repayments after a defined notice period as well as certain fixed rate contracts for which the Company has the option to accelerate the repayment of principal and has exercised this option in certain cases. Considering these factors as well as the interest rate and credit spread environment as of June 30, 2008, the Company expects increased outflows, and has reflected that expectation in its projection for net flows for full year 2008.
The future net income of this segment will depend on Institutional’s ability to increase assets under management, mix of business and net investment spread. The net investment spread, as previously discussed in the Performance Measures section of this MD&A, has declined relative to the prior year and we expect the remainder of 2008 to continue to be lower than prior year levels, primarily due to lower income amounts from partnerships and alternative investments as well as the aforementioned factors impacting net flows.
Based on results to date, management’s current full year projections for 2008 are as follows:
•	Deposits (including mutual funds) of $7.0 billion to $8.5 billion
•	Net flows (including mutual funds) of $1.8 billion to $2.5 billion

OTHER
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Fee income and other	$14	$20	(30%)	$32	$36	(11%)
Net investment income (loss)
Securities available-for sale and other	24	45	(47%)	43	83	(48%)
Equity securities, held for trading [1]	1,153	1,234	(7%)	(2,425)	1,444	NM

Total net investment income (loss)	1,177	1,279	(8%)	(2,382)	1,527	NM
Net realized capital gains (losses)	8	(7)	NM	(18)	13	NM

Total revenues	1,199	1,292	(7%)	(2,368)	1,576	NM
Benefits, losses and loss adjustment expenses	34	47	(28%)	74	80	(8%)
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	1,153	1,234	(7%)	(2,425)	1,444	NM
Insurance operating costs and other expenses	13	35	(63%)	27	60	(55%)

Total benefits, losses and expenses	1,200	1,316	(9%)	(2,324)	1,584	NM
Loss before income taxes	(1)	(24)	96%	(44)	(8)	NM
Income tax expense (benefit)	—	(5)	100%	(16)	3	NM

Net loss	$(1)	$(19)	95%	$(28)	$(11)	(155%)

[1]
Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

Net investment income	•	Net investment income on securities available-for-sale declined due to decreases in partnership income.

Realized capital gains (losses)	•	See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Insurance operating costs and other expenses	•
Insurance operating costs and other expenses decreased for the three and six months ended June 30, 2008 as compared to the prior year periods, primarily due to a charge of $21 for regulatory matters in the second quarter of 2007 and due to a reallocation of expenses to the applicable lines of business in 2008.

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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.
Premium revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Written Premiums [1]
Personal Lines	$1,029	$1,039	$1,965	$1,978
Small Commercial	679	694	1,422	1,434
Middle Market	513	536	1,061	1,093
Specialty Commercial	362	405	719	791
Other Operations	2	1	4	1

Total	$2,585	$2,675	$5,171	$5,297

Earned Premiums [1]
Personal Lines	$980	$967	$1,963	$1,920
Small Commercial	683	684	1,370	1,365
Middle Market	559	592	1,135	1,197
Specialty Commercial	362	378	729	762
Other Operations	2	1	3	1

Total	$2,586	$2,622	$5,200	$5,245

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Earned Premiums
Total Property & Casualty earned premiums decreased $36, or 1%, primarily due to lower earned premiums in Middle Market and Specialty Commercial, partially offset by increased earned premiums in Personal Lines.

Personal Lines	•
Earned premium grew by $13, or 1%, primarily due to a $28, or 4%, increase in AARP earned premiums, partially offset by a $9, or 3%, decrease in Agency earned premiums. AARP earned premiums grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. Agency earned premium decreased largely due to a decline in new business premium and premium renewal retention since the second quarter of 2007, partially offset by the effect of modest earned pricing increases.

Small Commercial	•
Earned premiums were relatively flat at $683, primarily due to new business outpacing non-renewals over the last nine months of 2007 and first three months of 2008, entirely offset by the effect of modest earned pricing decreases.

Middle Market	•
Earned premium decreased by $33, or 6%, driven by decreases in commercial auto, general liability and workers’ compensation. Earned premium decreases were driven primarily by a decline in earned pricing in 2008 and the effect of non-renewals outpacing new business over the last nine months of 2007.

Specialty Commercial	•	Earned premium decreased by $16, or 4%, driven by decreases in casualty and property due, in part, to a decrease in earning pricing and new business written premium.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Earned Premiums
Total Property & Casualty earned premiums decreased $45, or 1%, primarily due to lower earned premiums in Middle Market and Specialty Commercial, partially offset by increased earned premiums in Personal Lines.

Personal Lines	•
Earned premium grew by $43, or 2%, primarily due to a $62, or 5%, increase in AARP earned premiums. AARP earned premiums grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies.

Small Commercial	•
Earned premium increased slightly, to $1,370, primarily due to new business outpacing non-renewals over the last nine months of 2007 and first three months of 2008, largely offset by the effect of modest earned pricing decreases.

Middle Market	•
Earned premium decreased by $62, or 5%, driven by decreases in commercial auto, workers’ compensation and general liability. Earned premium decreases were driven primarily by a decline in earned pricing in 2008 and the effect of non-renewals outpacing new business over the last nine months of 2007.

Specialty Commercial	•	Earned premium decreased by $33, or 4%, driven by decreases in casualty and property due, in part, to a decrease in earned pricing and new business written premium.
Net income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Underwriting results before catastrophes and prior accident year development	$237	$253	$550	$572
Current accident year catastrophes	(171)	(52)	(221)	(80)
Prior accident year reserve development	(16)	(104)	20	(126)

Underwriting results	50	97	349	366
Net servicing and other income [1]	8	14	7	25
Net investment income	391	446	756	859
Net realized capital losses	(51)	(24)	(203)	(1)
Other expenses	(65)	(58)	(124)	(118)

Income before income taxes	333	475	785	1,131
Income tax expense	(84)	(131)	(210)	(326)

Net income	$249	$344	$575	$805

[1]	Net of expenses related to service business.

Net realized capital gains (losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross gains on sales	$31	$38	$83	$90
Gross losses on sales	(13)	(36)	(113)	(62)
Impairments	(40)	(20)	(113)	(21)
Periodic net coupon settlements on credit derivatives	1	3	3	6
Other, net	(30)	(9)	(63)	(14)

Net realized capital losses, before-tax	$(51)	$(24)	$(203)	$(1)

Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Net income decreased by $95, or 28%, primarily driven by a decrease in net investment income and underwriting results and, to a lesser extent, an increase in net realized capital losses.

Net investment income	•
Primarily driving the $55 decrease in net investment income was a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities.

Underwriting results	•
The $16 decrease in underwriting results before catastrophes and prior accident year reserve development was primarily driven by higher non-catastrophe losses on Middle Market property and Personal Lines homeowners’ business and a $15 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits, largely offset by a lower loss and loss adjustment expense ratio for Small Commercial workers’ compensation claims.

	•	The $119 increase in current accident year catastrophe losses was primarily due to more severe catastrophes in 2008, including tornadoes and thunderstorms in the South and Midwest.

•
The $88 decrease in net unfavorable prior accident year reserve was largely due to reserve strengthening in 2007 of $99 principally as a result of an adverse arbitration decision involving business in runoff. Net unfavorable reserve development in 2008 was primarily due to strengthening of net asbestos reserves in Other Operations, largely offset by net reserve releases in Ongoing Operations. Refer to the “Reserves” section of the MD&A for further discussion.

Realized capital gains (losses)	Gross gains (losses) on sales, net
•
Gross gains on sales in 2008 were predominantly within fixed maturities and were comprised of sales of corporate and municipal securities. Gross gains in 2007 were primarily from sales of corporate securities.

	•	Gross losses on sales in 2008 were predominantly from sales of corporate securities and CMBS. Gross losses on sales in 2007 were primarily from sales of corporate securities.

	•	Gross gains and losses on sales primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Impairments

•
Impairments of $40 in 2008 primarily consisted of credit related impairments of one subordinated fixed maturity in the financial services sector and of previously impaired RMBS and CMBS as well as impairments of securities where the Company is uncertain of its intent to retain the investments for a period of time sufficient to allow recovery. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Other, net

•
Other, net realized losses in 2008 were primarily related to $24 of net losses on credit derivatives. The net losses on credit derivatives are comprised of losses in the first quarter on credit derivatives that assume credit exposure as a result of credit spreads widening and losses in the second quarter on credit derivatives that reduce credit exposure as a result of credit spreads tightening. Included in these were losses on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section within “Investment Results” in the “Investments” section of the MD&A.

	•	Other, net realized losses in 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spreads widening.

Other expenses	•	Other expenses increased by $7, primarily due to a reduction in the estimated cost of legal settlements in 2007.

Net servicing income and other	•	The $6 decrease in net servicing income was primarily driven by a decrease in servicing income from the AARP Health program.

Income tax expense	•	Income tax expense decreased by $47 commensurate with the decrease in income before income taxes.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Net income decreased by $230, or 29%, primarily driven by net realized capital losses in 2008 and a decrease in net investment income.

Realized capital gains (losses)	Gross gains (losses) on sales, net

•
Gross gains on sales in 2008 were predominantly within fixed maturities and were comprised of sales of corporate and municipal securities. Gross gains in 2007 were primarily from sales of corporate securities.

•
Gross losses on sales in 2008 were predominantly from sales of corporate securities and CMBS, as well as $19 of CLOs in the first quarter for which HIMCO is the collateral manager. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section within “Investment Results” in the “Investments” section of the MD&A. Gross losses on sales in 2007 were primarily from sales of corporate securities.

	•	Gross gains and losses on sales, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Impairments

•
Impairments of $113 in 2008 primarily consisted of credit related impairments of CMBS, ABS, corporate securities and one subordinated fixed maturity in the financial services sector as well as other impairments of securities where the Company is uncertain of its intent to retain the investments for a period of time sufficient to allow recovery. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Other, net

•
Other, net realized losses in 2008 were primarily related to $76 of net losses on credit derivatives. The net losses on credit derivatives are comprised of losses in the first quarter on credit derivatives that assume credit exposure as a result of credit spreads widening and losses in the second quarter on credit derivatives that reduce credit exposure as a result of credit spreads tightening. Included in these were losses on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section within “Investment Results” in the “Investments” section of the MD&A.

	•	Other, net realized losses in 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spreads widening.

Net investment income	•
Primarily driving the $103 decrease in net investment income was a decrease in investment yield for partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities.

Underwriting results	•
The $22 decrease in underwriting results before catastrophes and prior accident year reserve development was primarily driven by higher non-catastrophe losses on Middle Market property and marine business and higher loss costs on Personal Lines auto and homeowners’ claims, largely offset by a lower loss and loss adjustment expense ratio for Small Commercial workers’ compensation claims and lower non-catastrophe property claims under Small Commercial package business. Also contributing to the decrease in underwriting results was a $15 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits.

•
The $141 increase in current accident year catastrophe losses was primarily due to more severe catastrophes in 2008, including tornadoes and thunderstorms in the South and Midwest and winter storms along the Pacific coast.

•
The change from net unfavorable prior accident year reserve development in 2007 to net favorable reserve development in 2008 was largely due to a $99 reserve strengthening in 2007 principally as a result of an adverse arbitration decision involving business in runoff and the effect of net favorable reserves development in 2008. Net favorable reserve development in 2008 was primarily due to net reserve releases in Ongoing Operations, partially offset by strengthening of asbestos reserves in Other Operations. Refer to the “Reserves” section of the MD&A for further discussion.

Net servicing income and other	•
The $18 decrease in net servicing income was primarily driven by a decrease in servicing income from the AARP Health program and the write-off of software used in administering policies for third parties.

Income tax expense	•	Income tax expense decreased by $116 commensurate with the decrease in income before income taxes.

Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2007 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2008 and 2007. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ongoing Operations earned premium growth	2008	2007	2008	2007
Personal Lines	1%	3%	2%	3%
Small Commercial	—	4%	—	5%
Middle Market	(6%)	(3%)	(5%)	(2%)
Specialty Commercial	(4%)	(6%)	(4%)	(3%)

Total Ongoing Operations	(1%)	1%	(1%)	1%

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	90.7	90.2	89.3	88.9
Catastrophe ratio
Current year	6.6	2.0	4.2	1.5
Prior years	—	0.1	(0.2)	—

Total catastrophe ratio	6.6	2.1	4.0	1.5
Non-catastrophe prior year development	(1.5)	(0.6)	(1.5)	(0.1)

Combined ratio	95.8	91.7	91.8	90.3

Other Operations net income (loss)	$3	$(40)	$17	$(8)

Total Property & Casualty measures of net investment income
Investment yield, after-tax	3.9%	4.7%	3.8%	4.5%
Average invested assets at cost	$30,745	$29,507	$30,747	$29,243

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Ongoing Operations earned premium growth

Personal Lines	•
The decrease in the earned premium growth rate from 2007 to 2008 was due to a significantly lower growth rate of AARP and a change to declining earned premium in Agency, partially offset by the effect of the sale of Omni in 2006 which lowered the growth rate in 2007. Excluding Omni, Personal Lines earned premium grew 7% in the second quarter of 2007 and 8% in the first six months of 2007. The earned premium growth rate declined to 1% in the second quarter of 2008 and 2% in the first six months of 2008, primarily due to a decline in new business premium since the middle of 2007.

Small Commercial	•
The change from earned premium growth in 2007 to no growth in earned premium in 2008 was primarily attributable to a change to earned pricing decreases in 2008 from flat earned pricing in 2007 and because premium renewal retention was lower over the last nine months of 2007 and first three months of 2008 than it was over the last nine months of 2006 and first three months of 2007.

Middle Market	•
The larger earned premium decrease in 2008 was primarily attributable to larger earned pricing decreases in 2008 than in 2007 and to lower premium renewal retention over the last nine months of 2007 and first three months of 2008 compared with the last nine months of 2006 and first three months of 2007.

Specialty Commercial	•
An earned premium decrease of 4% for the second quarter of 2008 was an improvement compared to an earned premium decrease of 6% for the second quarter of 2007 as an improvement in the rate of earned premium decline in casualty more than offset a larger earned premium decrease in property and a lower earned premium increase in professional liability, fidelity and surety. For the six month period, earned premiums decreased more significantly in 2008 than in 2007 due to a larger earned premium decrease in property and the change in professional liability, fidelity and surety earned premiums from 8% growth in 2007 to no growth in 2008. The change to little or no growth in professional liability, fidelity and surety earned premium in 2008 was primarily due to larger earned pricing decreases and the effect of lower premium renewal retention and decreased new business premium over the last nine months of 2007. Property earned premium decreased more significantly in 2008 than in 2007 due to a change from earned pricing increases to earned pricing decreases and lower new business growth and premium renewal retention since the third quarter of 2007.

Ongoing Operations combined ratio
For the three months ended June 30, 2008, the Ongoing Operations’ combined ratio increased 4.1 points, to 95.8, primarily due to a 4.6 point increase in the current accident year catastrophe ratio and a 0.5 point increase in the combined ratio before catastrophes and prior accident year development, partially offset by a 0.9 point improvement in non-catastrophe prior accident year reserve development. For the six months ended June 30, 2008, the Ongoing Operations’ combined ratio increased by 1.5 points, to 91.8, primarily due to a 2.7 point increase in the current accident year catastrophe ratio and a 0.4 point increase in the combined ratio before catastrophes and prior accident year development, partially offset by a 1.4 point improvement in non-catastrophe prior accident year reserve development.

Combined ratio before catastrophes and prior accident year development	•
For both the three and six month periods, there was an increase in the combined ratio before catastrophes and prior accident year development, primarily due to higher non-catastrophe losses on Middle Market property and Personal Lines homeowners’ claims and an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits, largely offset by a lower loss and loss adjustment expense ratio for Small Commercial workers’ compensation claims.

Catastrophes	•
The catastrophe ratio increased for both the three and six month periods due to an increase in current accident year catastrophes in 2008 primarily caused by tornadoes and thunderstorms in the South and Midwest and, for the six month period, winter storms along the Pacific coast.

Non-catastrophe prior accident year development	•
For both the three and six month periods, net non-catastrophe prior accident year reserve development was more favorable in 2008 than in 2007. Favorable reserve development in 2008 included, among other reserve changes, a release of reserves for workers’ compensation claims, primarily related to accident years 2000 to 2007 and a release of reserves for high hazard general liability and umbrella claims, primarily related to accident years 2001 to 2006. See the “Reserves” section for a discussion of prior accident year reserve development for Ongoing Operations in 2008.

Other Operations net income
•
Other Operations reported net income of $3 in the three months ended June 30, 2008 compared to a net loss of $40 for the comparable period in 2007 and net income of $17 in the six months ended June 30, 2008 compared to a net loss of $8 for the comparable period in 2007. The change from a net loss to net income in both the three and six month periods was primarily due to a decrease in unfavorable prior accident year reserve development, partially offset by a decrease in net investment income and, for the six month period, net realized capital losses in 2008. See the Other Operations segment MD&A for further discussion.

Investment yield and average invested assets
•
For both the three and six months ended June 30, 2008, the after-tax investment yield decreased due to a lower investment yield for partnerships and other alternative investments and, to a lesser extent, a lower investment yield for fixed maturities.

•	The average annual invested assets at cost increased as a result of positive operating cash flows, partially offset by the effect of dividends paid to Corporate.
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
For example, the Company has experienced favorable emergence of reported workers’ compensation claims for recent accident years and, during the first and second quarter of 2008, released workers’ compensation reserves in Small Commercial and Middle Market by a total of $58. If reported losses on workers’ compensation claims for recent accident years continue to emerge favorably, reserves could be reduced further.
In addition, reported losses for claims under directors’ and officers’ and errors and omissions insurance policies are emerging favorably to initial expectations although it is too early to tell if this trend will be sustained. Up until the fourth quarter of 2007, there had been a decrease in the number of shareholders’ class action suits under directors’ and officers’ insurance policies and emerged claim severity has been favorable to previous expectations for the 2003 to 2006 accident years. The Company released a total of $20 of reserves for directors’ and officers’ and errors and omissions claims in the first six months of 2008. Any continued favorable emergence of claims under directors’ and officers’ or errors and omissions insurance policies for the 2006 and prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.
The Company expects to perform its regular review of environmental liabilities in the third quarter of 2008. If there are significant developments that affect particular exposures, the Company will make adjustments to its reserves.

A rollforward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three and six months ended June 30, 2008:

Three Months Ended June 30, 2008
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,023	$3,513	$4,735	$6,901	$17,172	$4,978	$22,150
Reinsurance and other recoverables	65	181	414	2,255	2,915	911	3,826

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,958	3,332	4,321	4,646	14,257	4,067	18,324

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	645	380	369	245	1,639	—	1,639
Current accident year catastrophes	97	35	33	6	171	—	171
Prior accident years	1	(2)	(22)	(16)	(39)	55	16

Total provision for unpaid losses and loss adjustment expenses	743	413	380	235	1,771	55	1,826
Payments	(672)	(317)	(341)	(157)	(1,487)	(115)	(1,602)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,029	3,428	4,360	4,724	14,541	4,007	18,548
Reinsurance and other recoverables	62	191	431	2,164	2,848	919	3,767

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,091	$3,619	$4,791	$6,888	$17,389	$4,926	$22,315

Earned premiums	$980	$683	$559	$362	$2,584	$2	$2,586
Loss and loss expense paid ratio [1]	68.6	46.2	61.2	43.8	57.6
Loss and loss expense incurred ratio	75.8	60.4	68.1	65.1	68.5
Prior accident year development (pts) [2]	—	(0.3)	(3.9)	(4.2)	(1.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Six Months Ended June 30, 2008
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,042	$3,470	$4,687	$6,883	$17,082	$5,071	$22,153
Reinsurance and other recoverables	81	177	413	2,317	2,988	934	3,922

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,961	3,293	4,274	4,566	14,094	4,137	18,231

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,280	750	741	493	3,264	—	3,264
Current accident year catastrophes	127	44	42	8	221	—	221
Prior accident years	(7)	(4)	(38)	(41)	(90)	70	(20)

Total provision for unpaid losses and loss adjustment expenses	1,400	790	745	460	3,395	70	3,465
Payments	(1,332)	(655)	(659)	(302)	(2,948)	(200)	(3,148)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,029	3,428	4,360	4,724	14,541	4,007	18,548
Reinsurance and other recoverables	62	191	431	2,164	2,848	919	3,767

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,091	$3,619	$4,791	$6,888	$17,389	$4,926	$22,315

Earned premiums	$1,963	$1,370	$1,135	$729	$5,197	$3	$5,200
Loss and loss expense paid ratio [1]	67.9	47.6	58.1	41.5	56.7
Loss and loss expense incurred ratio	71.3	57.6	65.7	63.1	65.3
Prior accident year development (pts) [2]	(0.4)	(0.3)	(3.3)	(5.6)	(1.7)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Prior accident year development recorded in 2008
Included within prior accident year development for the six months ended June 30, 2008 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Strengthened reserves for claims under Small Commercial package policies related to accident year 2007	$—	$10	$—	$—	$10	$—	$10
Released workers’ compensation reserves, primarily related to accident years 2000 to 2007	—	(18)	—	—	(18)	—	(18)
Released reserves for high hazard and umbrella general liability claims primarily related to the 2001 to 2006 accident years	—	—	(23)	—	(23)	—	(23)
Released reserves for directors and officers claims and errors and omissions claims for accident years 2004 to 2006	—	—	—	(10)	(10)	—	(10)
Strengthening of net asbestos reserves	—	—	—	—	—	50	50
Other reserve re-estimates, net [1]	1	6	1	(6)	2	5	7

Total prior accident years development for the three months ended June 30, 2008	$1	$(2)	$(22)	$(16)	$(39)	$55	$16

Released reserves for extra-contractual liability claims under non-standard personal auto policies	$(9)	$—	$—	$—	$(9)	$—	$(9)
Released workers’ compensation reserves, primarily related to accident years 2000 to 2007	—	(21)	(19)	—	(40)	—	(40)
Strengthened reserves for general liability and products liability claims primarily for accident years 2004 and prior	—	17	30	—	47	—	47
Released reserves for umbrella claims, primarily related to accident years 2001 to 2005	—	(5)	(14)	—	(19)	—	(19)
Released reserves for directors and officers claims for accident year 2003	—	—	—	(10)	(10)	—	(10)
Released reserves for construction defect claims in Specialty Commercial for accident years 2001 and prior	—	—	—	(10)	(10)	—	(10)
Other reserve re-estimates, net [2]	1	7	(13)	(5)	(10)	15	5

Total prior accident years development for the three months ended March 31, 2008	$(8)	$(2)	$(16)	$(25)	$(51)	$15	$(36)

Total prior accident years development for the six months ended June 30, 2008	$(7)	$(4)	$(38)	$(41)	$(90)	$70	$(20)

[1]	Includes reserve discount accretion of $8, including $1 in Small Commercial, $2 in Middle Market, $3 in Specialty Commercial and $2 in Other Operations.

[2]	Includes reserve discount accretion of $7, including $2 in Small Commercial, $2 in Middle Market, $2 in Specialty Commercial and $1 in Other Operations.

During the three and six months ended June 30, 2008, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
•
During the second quarter of 2008, strengthened reserves for claims under Small Commercial package policies by $10. Beginning in the first quarter of 2008, the Company observed an increase in the emerged severity of package business claims for the 2007 accident year, under both property and liability coverages, driven by a higher than initially expected number of large-sized claims. In the second quarter of 2008, the Company recognized that this trend in increasing severity was a verifiable trend and, accordingly, increased reserves in the second quarter of 2008.

•
Released workers’ compensation reserves related to accident years 2000 to 2007 by $40 in the first quarter of 2008 and by $18 in the second quarter of 2008, including year-to-date releases of $39 in Small Commercial and $19 in Middle Market. This reserve release is a continuation of favorable developments first recognized in 2005 and recognized in both 2006 and 2007. The reserve releases in 2008 resulted from a determination that workers’ compensation losses continue to develop even more favorably from prior expectations due to the California and Florida legal reforms and underwriting actions as well as cost reduction initiatives first instituted in 2003. In particular, the state legal reforms and underwriting actions have resulted in lower than expected medical claim severity.

•
Released reserves for general liability claims primarily related to the 2001 to 2006 accident years by $19 in the first quarter of 2008 and by $23 in the second quarter of 2008, including year-to-date releases of $37 in Middle Market and $5 in Small Commercial. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. The number of reported claims for this line of business has been lower than expected, a trend first observed in 2005. Over time, management has come to believe that the lower than expected number of claims reported to date will not be offset by a higher than expected number of late reported claims.

•
Released reserves for professional liability claims for accident years 2003 to 2006 by $10 in the first quarter of 2008 and by $10 in the second quarter of 2008. During the first six months of 2008, the Company updated its analysis of certain professional liability claims and the new analysis showed that claim severity for directors and officers losses in the 2003 and 2006 accident years were favorable to previous expectations, resulting in a $10 reduction of reserves in the first quarter and a $4 reduction of reserves in the second quarter. The analysis in the second quarter also showed favorable emergence of claim severity on errors and omission policy claims for the 2004 and 2005 accident years, resulting in a release of $6 in reserves in the second quarter.

•
During the first quarter of 2008, released reserves for extra-contractual liability claims under non-standard personal auto policies by $9. As part of the agreement to sell its non-standard auto insurance business in November, 2006, the Company continues to be obligated for certain extra-contractual liability claims arising prior to the date of sale. Reserve estimates for extra-contractual liability claims are subject to significant variability depending on the expected settlement of individually large claims and, during the first quarter of 2008, the Company determined that the settlement value of a number of these claims was expected to be less than previously anticipated, resulting in a $9 release of reserves.

•
During the first quarter of 2008, strengthened reserves for general liability and products liability claims primarily for accident years 2004 and prior by $47 for losses expected to emerge after 20 years of development, including $17 in Small Commercial and $30 in Middle Market. In 2007, management observed that long outstanding general liability claims have been settling for more than previously anticipated and, during the first quarter of 2008, the Company increased the estimate of late development of general liability claims.

•
During the first quarter of 2008, released reserves for construction defect claims in Specialty Commercial by $10 for accident years 2001 and prior due to lower than expected reported claim activity. Lower than expected claim activity was first noted in the first quarter of 2007 and continued throughout 2007. In the first quarter of 2008, management determined that this was a verifiable trend and reduced reserves accordingly.

Other Operations
•
During the second quarter of 2008, the Company completed its annual ground up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment. The net effect of these changes resulted in a $50 increase in net asbestos reserves.

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
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has renewed subsequent to January 1, 2008. Refer to the MD&A in The Hartford’s 2007 Form 10-K Annual Report for an explanation of the Company’s primary catastrophe program, including the treaties that renewed January 1, 2008.

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit		Retention
Layer covering property catastrophe losses from a single wind or earthquake event affecting the northeast of the United States from Virginia to Maine	6/1/2008 to 6/1/2009	90%	$300		$1,000

Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2008 to 6/1/2009	90%	436	[1]	83

Workers’ compensation losses arising from a single catastrophe event	7/1/2008 to 7/1/2009	95%	280		20

[1]
The per occurrence limit on the FHCF treaty is $436 for the 6/1/2008 to 6/1/2009 treaty year based on the Company’s election to purchase additional limits under the “Temporary Increase in Coverage Limit (TCIL)” statutory provision in excess of the coverage the Company is required to purchase from the FHCF.

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
Unless otherwise specified, the following discussion speaks to changes in the second quarter of 2008 compared to the second quarter of 2007 and the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

TOTAL PROPERTY & CASUALTY
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Earned premiums	$2,586	$2,622	(1%)	$5,200	$5,245	(1%)
Net investment income	391	446	(12%)	756	859	(12%)
Other revenues [1]	125	124	1%	245	242	1%
Net realized capital losses	(51)	(24)	(113%)	(203)	(1)	NM

Total revenues	3,051	3,168	(4%)	5,998	6,345	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,639	1,664	(2%)	3,264	3,289	(1%)
Current accident year catastrophes	171	52	NM	221	80	176%
Prior accident years	16	104	(85%)	(20)	126	NM

Total losses and loss adjustment expenses	1,826	1,820	—	3,465	3,495	(1%)
Amortization of deferred policy acquisition costs	521	528	(1%)	1,044	1,056	(1%)
Insurance operating costs and expenses	189	177	7%	342	328	4%
Other expenses	182	168	8%	362	335	8%

Total losses and expenses	2,718	2,693	1%	5,213	5,214	—
Income before income taxes	333	475	(30%)	785	1,131	(31%)
Income tax expense	84	131	(36%)	210	326	(36%)

Net income [2]	$249	$344	(28%)	$575	$805	(29%)

Net Income (Loss)
Ongoing Operations	$246	$384	(36%)	$558	$813	(31%)
Other Operations	3	(40)	NM	17	(8)	NM

Total Property & Casualty net income	$249	$344	(28%)	$575	$805	(29%)

[1]	Represents servicing revenue.

[2]
Includes net realized capital losses, after-tax, of $(33) and $(16) for the three months ended June 30, 2008 and 2007, respectively, and $(132) and $(1) for the six months ended June 30, 2008 and 2007, respectively.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Net income decreased by $95, or 28%, as a result of a $138 decrease in Ongoing Operations’ net income, partially offset by a $43 improvement in Other Operations’ results from a net loss of $40 in 2007 to net income of $3 in 2008. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Net income decreased by $230, or 29%, as a result of a $255 decrease in Ongoing Operations’ net income, partially offset by a $25 improvement in Other Operations’ results from a net loss of $8 in 2007 to net income of $17 in 2008. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$2,583	$2,674	(3%)	$5,167	$5,296	(2%)
Change in unearned premium reserve	(1)	53	NM	(30)	52	NM

Earned premiums	2,584	2,621	(1%)	5,197	5,244	(1%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,639	1,664	(2%)	3,264	3,289	(1%)
Current accident year catastrophes	171	52	NM	221	80	176%
Prior accident years	(39)	(12)	NM	(90)	(8)	NM

Total losses and loss adjustment expenses	1,771	1,704	4%	3,395	3,361	1%
Amortization of deferred policy acquisition costs	521	528	(1%)	1,044	1,056	(1%)
Insurance operating costs and expenses	184	172	7%	332	317	5%

Underwriting results	108	217	(50%)	426	510	(16%)
Net servicing income [1]	8	14	(43%)	7	25	(72%)
Net investment income	334	385	(13%)	644	736	(13%)
Net realized capital losses	(53)	(18)	(194%)	(187)	(1)	NM
Other expenses	(65)	(56)	16%	(122)	(116)	5%

Income before income taxes	332	542	(39%)	768	1,154	(33%)
Income tax expense	(86)	(158)	(46%)	(210)	(341)	(38%)

Net income	$246	$384	(36%)	$558	$813	(31%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.4	63.6	0.2	62.8	62.7	(0.1)
Current accident year catastrophes	6.6	2.0	(4.6)	4.2	1.5	(2.7)
Prior accident years	(1.5)	(0.5)	1.0	(1.7)	(0.1)	1.6

Total loss and loss adjustment expense ratio	68.5	65.1	(3.4)	65.3	64.1	(1.2)
Expense ratio	26.5	26.3	(0.2)	26.0	25.9	(0.1)
Policyholder dividend ratio	0.8	0.4	(0.4)	0.5	0.3	(0.2)

Combined ratio	95.8	91.7	(4.1)	91.8	90.3	(1.5)

Catastrophe ratio
Current accident year	6.6	2.0	(4.6)	4.2	1.5	(2.7)
Prior accident years	—	0.1	0.1	(0.2)	—	0.2

Total catastrophe ratio	6.6	2.1	(4.5)	4.0	1.5	(2.5)

Combined ratio before catastrophes	89.2	89.6	0.4	87.8	88.8	1.0
Combined ratio before catastrophes and prior accident year development	90.7	90.2	(0.5)	89.3	88.9	(0.4)

[1]	Net of expenses related to service business.
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Net income
Net income decreased by $138, or 36%, due primarily to a decrease in underwriting results of $109 and a decrease in net investment income of $51.

Underwriting results decreased by $109
Underwriting results decreased by $109 with a corresponding 4.1 point increase in the combined ratio, from 91.7 to 95.8, due to:

Change in underwriting results
Decrease in earned premiums	$(37)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	23
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	2

Decrease in current accident year losses and loss adjustment expenses before catastrophes	25
Catastrophes — Increase in current accident year catastrophe losses	(119)
Reserve changes — An increase in net favorable prior accident year reserve development	27

Net increase in losses and loss adjustment expenses	(67)

Operating expenses
Decrease in amortization of deferred policy acquisition costs	7
Increase in insurance operating costs and expenses	(12)

Net increase in operating expenses	(5)

Decrease in underwriting results from 2007 to 2008	$(109)

Earned premium decreased by $37
Ongoing Operations’ earned premium decreased by $37, or 1%, due to a 6% decrease in Middle Market and a 4% decrease in Specialty Commercial, partially offset by a 1% increase in Personal Lines. Refer to the earned premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.
Losses and loss adjustment expenses increased by $67
Current accident year losses and loss adjustment expenses before catastrophes decreased by $25
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes decreased by $25 due primarily to a decrease in earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 0.2 points, to 63.4, driven by a decrease in Small Commercial and Specialty Commercial, largely offset by an increase in Personal Lines and Middle Market.

Personal Lines	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines increased by 0.8 points, primarily due to an increase in anticipated bodily injury severity on auto liability claims and increased severity of non-catastrophe losses on homeowners business, partially offset by favorable frequency on auto physical damage claims, the effect of strengthening current accident year auto liability reserves by $10 in 2007 and the effect of earned pricing increases in 2008 for both auto and homeowners.

Small Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial decreased by 2.9 points, primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business, partially offset by a higher loss and loss adjustment expense ratio for package business. Workers’ compensation claim frequency has been trending favorably for recent accident years due to improved workplace safety and underwriting actions and the lower loss and loss adjustment expense ratio for the 2008 accident year includes an assumption that this decreasing level of claim frequency will continue. The effect of lower claim frequency for workers’ compensation claims was partially offset by the effect of earned pricing decreases. For package business, the loss and loss adjustment expense ratio before catastrophes and prior accident year development increased modestly as the effect of strengthening current accident year reserves by $7 for liability claims was partly offset by the effect of lower non-catastrophe property losses.

Middle Market	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market increased by 2.0 points, primarily due to higher non-catastrophe losses on property business, driven by a number of large individual claims, and the effect of earned pricing decreases.

Specialty Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial decreased by 0.6 points, primarily due to lower non-catastrophe property losses, partially offset by a higher loss and loss adjustment ratio on directors and officers insurance in professional liability.

Current accident year catastrophes increased by $119
Current accident year catastrophe losses of $171, or 6.6 points, in 2008 were higher than current accident year catastrophe losses of $52, or 2.0 points, in 2007, primarily due to tornadoes and thunderstorms in the South and Midwest.
Net favorable prior accident year reserve development increased by $27
Net favorable prior accident year reserve development increased from net favorable development of $12, or 0.5 points, in 2007, to net favorable development of $39, or 1.5 points, in 2008. Among other reserve changes, net favorable reserve development of $39 in 2008 included an $18 release of workers’ compensation reserves, primarily related to accident years 2000 to 2007 and a $23 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2008. Net favorable reserve development of $12 in 2007 included a release of small commercial reserves for accident years 2002 through 2006, principally related to package business and workers’ compensation business sold through payroll service providers, partially offset by strengthening of reserves for allocated loss adjustment expenses on national account casualty business.
Operating expenses increased by $5
The $7 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium. Insurance operating costs and expenses increased by $12 primarily due to a $10 increase in policyholder dividends. The increase in policyholder dividends was primarily due to a $15 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 0.2 points, to 26.5, because of a slight increase in insurance operating costs and expenses other than policyholder dividends coupled with a reduction in earned premium.
Net investment income decreased by $51
Primarily driving the $51 decrease in net investment income was a decrease in investment yield for partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities. The lower yield on limited partnerships and other alternative investments was largely driven by lower returns on hedge funds and real estate partnerships. The lower yield on fixed maturities primarily resulted from lower income on variable rate securities due to a decrease in short-term interest rates.
Net realized capital losses increased by $35
The increase in net realized capital losses of $35 in 2008 was primarily due to realized losses in 2008 from impairments and net losses on credit derivatives, partially offset by net realized gains from the sales of securities. Impairments in 2008 consisted of credit related impairments as well as other impairments of securities where the Company is uncertain of its intent to retain the investments for a period of time sufficient to allow recovery. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).
Other expenses increased by $9
The increase in other expenses was principally due to a reduction in the estimated cost of legal settlements in 2007.
Net servicing income decreased by $6
The decrease in net servicing income was primarily driven by a decrease in servicing income from the AARP Health program.
Income tax expense decreased by $72
Income tax expense decreased by $72, primarily due to the decrease in income before income taxes.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Net income
Net income decreased by $255, or 31%, due primarily to an increase in net realized capital losses of $186, a decrease in net investment income of $92 and a decrease in underwriting results of $84.
Net realized capital losses increased by $186
The increase in net realized capital losses of $186 in 2008 was primarily due to realized losses in 2008 from impairments and net losses on credit derivatives, partially offset by net realized gains from the sales of securities. Impairments in 2008 consisted of credit related impairments as well as other impairments of securities where the Company is uncertain of its intent to retain the investments for a period of time sufficient to allow recovery. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Net investment income decreased by $92
Primarily driving the $92 decrease in net investment income was a decrease in investment yield for partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities. The lower yield on limited partnerships and other alternative investments was largely driven by lower returns on hedge funds and real estate partnerships. The lower yield on fixed maturities primarily resulted from lower income on variable rate securities due to a decrease in short-term interest rates.
Underwriting results decreased by $84
Underwriting results decreased by $84 with a corresponding 1.5 point increase in the combined ratio, from 90.3 to 91.8, due to:

Change in underwriting results
Decrease in earned premiums	$(47)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	29
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(4)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	25
Catastrophes — Increase in current accident year catastrophe losses	(141)
Reserve changes — An increase in net favorable prior accident year reserve development	82

Net increase in losses and loss adjustment expenses	(34)

Operating expenses
Decrease in amortization of deferred policy acquisition costs	12
Increase in insurance operating costs and expenses	(15)

Net increase in operating expenses	(3)

Decrease in underwriting results from 2007 to 2008	$(84)

Earned premium decreased by $47
Ongoing Operations’ earned premium decreased by $47, or 1%, due to a 5% decrease in Middle Market and a 4% decrease in Specialty Commercial, partially offset by a 2% increase in Personal Lines. Refer to the earned premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.
Losses and loss adjustment expenses increased by $34
Current accident year losses and loss adjustment expenses before catastrophes decreased by $25
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes decreased by $25 due primarily to a decrease in earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.1 points, to 62.8, due to an increase in Personal Lines, Middle Market and Specialty Commercial, largely offset by a decrease in Small Commercial.

Personal Lines	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines increased by 1.6 points, primarily due to an increase in anticipated bodily injury severity on auto liability claims and increased severity of non-catastrophe losses on homeowners business, partially offset by favorable frequency on auto physical damage claims and the effect of earned pricing increases for both auto and homeowners.

Small Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial decreased by 3.8 points, primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation and package business. Workers’ compensation claim frequency has been trending favorably for recent accident years due to improved workplace safety and underwriting actions and the lower loss and loss adjustment expense ratio for the 2008 accident year includes an assumption that this decreasing level of claim frequency will continue. The effect of lower claim frequency for workers’ compensation claims was partially offset by the effect of earned pricing decreases. The lower current accident year loss and loss adjustment expense ratio for package business included the effect of lower non-catastrophe property losses, primarily driven by lower claim severity.

Middle Market	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market increased by 1.8 points, primarily due to higher non-catastrophe losses on property and marine business, driven by a number of large individual claims, and the effect of earned pricing decreases.

Specialty Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial increased by 0.7 points, primarily due to a higher loss and loss adjustment ratio on directors and officers insurance in professional liability, driven by earned pricing decreases.

Current accident year catastrophes increased by $141
Current accident year catastrophe losses of $221, or 4.2 points, in 2008 were higher than current accident year catastrophe losses of $80, or 1.5 points, in 2007, primarily due to tornadoes and thunderstorms in the South and Midwest and winter storms along the Pacific coast.
An increase in net favorable prior accident year reserve development of $82
Net favorable prior accident year reserve development increased from net favorable development of $8, or 0.1 points, in 2007, to net favorable development of $90, or 1.7 points, in 2008. Among other reserve developments, net favorable development in 2008 included a $58 release of workers’ compensation reserves, primarily related to accident years 2000 to 2007 and a $42 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2008. Net favorable reserve development of $8 in 2007 included a release of small commercial reserves for accident years 2002 through 2006, principally related to package business and workers’ compensation business sold through payroll service providers, partially offset by strengthening of reserves for allocated loss adjustment expenses on national account casualty business.
Operating expenses increased by $3
The $12 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium. Insurance operating costs and expenses increased by $15 primarily due to an $11 increase in policyholder dividends. The increase in policyholder dividends was primarily due to a $15 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 0.1 points, to 26.0 because of a slight increase in insurance operating costs and expenses other than policyholder dividends coupled with a reduction in earned premium.
Net servicing income decreased by $18
The decrease in net servicing income was primarily driven by a decrease in servicing income from the AARP Health program and the write-off of software used in administering policies for third parties.
Income tax expense decreased by $131
Income tax expense decreased by $131, primarily due to the decrease in income before income taxes.

PERSONAL LINES
Premiums

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Written Premiums [1]	2008	2007	Change	2008	2007	Change
Business Unit
AARP	$741	$727	2%	$1,403	$1,377	2%
Agency	271	293	(8%)	529	562	(6%)
Other	17	19	(11%)	33	39	(15%)

Total	$1,029	$1,039	(1%)	$1,965	$1,978	(1%)

Product Line
Automobile	$729	$739	(1%)	$1,427	$1,438	(1%)
Homeowners	300	300	—	538	540	—

Total	$1,029	$1,039	(1%)	$1,965	$1,978	(1%)

Earned Premiums [1]
Business Unit
AARP	$691	$663	4%	$1,378	$1,316	5%
Agency	273	282	(3%)	550	559	(2%)
Other	16	22	(27%)	35	45	(22%)

Total	$980	$967	1%	$1,963	$1,920	2%

Product Line
Automobile	$707	$705	—	$1,413	$1,398	1%
Homeowners	273	262	4%	550	522	5%

Total	$980	$967	1%	$1,963	$1,920	2%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Premium Measures

	2008	2007	2008	2007
Policies in-force end of period
Automobile			2,326,188	2,342,883
Homeowners			1,471,920	1,476,340

Total policies in-force end of period			3,798,108	3,819,223

New business premium
Automobile	$87	$115	$171	$232
Homeowners	$27	$39	$51	$76

Premium Renewal Retention
Automobile	87%	88%	88%	89%
Homeowners	91%	97%	90%	98%

Written Pricing Increase
Automobile	3%	—	3%	—
Homeowners	2%	6%	2%	7%

Earned Pricing Increase
Automobile	1%	—	1%	—
Homeowners	3%	6%	3%	6%

Earned Premiums
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Earned premiums increased $13, or 1%, for the three months ended June 30, 2008 and $43, or 2%, for the six months ended June 30, 2008, primarily due to earned premium growth in AARP, partially offset by earned premium decreases in Agency and Other.
•
AARP earned premium grew $28 and $62, respectively, for the three and six months ended June 30, 2008, reflecting growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. The earned premium growth in AARP was primarily due to auto and homeowners’ new business written premium outpacing non-renewals over the last nine months of 2007. In the first six months of 2008, non-renewals have outpaced new business due largely to a decline in new business written premium driven by increased competition.

•
Agency earned premium decreased by $9 for both the three and six months ended June 30, 2008 as the effect of a decline in new business premium and premium renewal retention since the second quarter of 2007 was partially offset by the effect of modest earned pricing increases. The market environment continues to be intensely competitive. The increase in advertising for auto business among the top carriers is also occurring with homeowners’ business, particularly in non-coastal and non-catastrophe prone areas. In the latter part of 2007 and the first half of 2008, a number of Personal Lines carriers have begun to increase rates although a significant portion of the market continues to compete heavily on price.

•	Other earned premium decreased by $6 and $10, respectively, for the three and six months ended June 30, 2008, primarily due to a strategic decision to reduce other affinity business.
Auto earned premium grew slightly for the six months ended June 30, 2008 and was relatively flat for the three months ended June 30, 2008 as the effect of new business outpacing non-renewals in AARP over the last nine months of 2007 contributed to earned premium growth in the first quarter of 2008. Largely offsetting the increase in AARP auto earned premium was a decrease in Agency and Other auto earned premiums. Homeowners’ earned premium grew $11 and $28, respectively, for the three and six months ended June 30, 2008, primarily due to earned pricing increases of 3%.

New business premium	•
Both auto and homeowners’ new business written premium decreased in the three and six months ended June 30, 2008. Auto new business decreased by $28, or 24%, for the three month period and by $61, or 26%, for the six month period, including decreases in both AARP and Agency. Homeowners’ new business decreased by $12, or 31%, for the three month period and by $25, or 33%, for the six month period, including decreases in both AARP and Agency. AARP new business written premium decreased primarily due to lower auto and homeowners’ policy conversion rates, driven by increased competition, including the effect of price decreases by some carriers and the effect of continued advertising among carriers for new business. Agency new business written premium decreased primarily due to price competition driven, in part, by a greater number of agents using comparative rating software to obtain quotes from multiple carriers.

Premium renewal retention	•
Premium renewal retention for auto decreased from 88% to 87% in the three month period and from 89% to 88% in the six month period, driven primarily by lower retention in Agency largely due to price competition. Auto premium renewal retention for AARP was flat as the effect of a decrease in policy retention was offset by the effect of written pricing increases. Premium renewal retention for homeowners decreased from 97% to 91% in the three month period and from 98% to 90% in the six month period driven by a decrease in retention for both AARP and Agency business. The decrease in premium renewal retention for AARP homeowners’ business was driven by increased price competition by some carriers and mandated homeowners rate declines in Florida for AARP policies. The decrease in premium renewal retention for Agency homeowners’ business was due, in part, to Florida policyholders non-renewing in advance of the Company’s decision to stop renewing Florida homeowners’ policies sold through agents later in 2008.

Earned pricing increase (decrease)	•
Auto earned pricing increases of 1% in the three and six months ended June 30, 2008 reflect the portion of the 3% increase in written pricing in 2008 reflected in earned premium. While auto written pricing was flat in 2007, in 2008 the Company has increased auto insurance rates in certain states for certain classes to maintain profitability in the face of rising loss costs. In addition, written pricing increases included the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ earned pricing increases of 3% in the three and six months ended June 30, 2008 reflect the earning of a blend of mid-single digit written pricing increases recognized over the last nine months of 2007 and 2% written pricing increases recognized in the first six months of 2008. Written pricing increases in homeowners are largely driven by increases in coverage limits due to rising replacement costs.

Policies in-force	•
The number of policies in-force decreased slightly for both auto and homeowners, primarily due to a 6% decline in the number of Agency policies in-force, partially offset by a 2% increase in the number of AARP policies in-force.

Personal Lines — Underwriting Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$1,029	$1,039	(1%)	$1,965	$1,978	(1%)
Change in unearned premium reserve	49	72	(32%)	2	58	(97%)

Earned premiums	980	967	1%	1,963	1,920	2%
Losses and loss adjustment expenses
Current accident year before catastrophes	645	628	3%	1,280	1,221	5%
Current accident year catastrophes	97	32	NM	127	49	159%
Prior accident years	1	4	(75%)	(7)	8	NM

Total losses and loss adjustment expenses	743	664	12%	1,400	1,278	10%
Amortization of deferred policy acquisition costs	155	154	1%	311	306	2%
Insurance operating costs and expenses	64	65	(2%)	129	122	6%

Underwriting results	$18	$84	(79%)	$123	$214	(43%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.9	65.1	(0.8)	65.3	63.7	(1.6)
Current accident year catastrophes	9.8	3.3	(6.5)	6.4	2.5	(3.9)
Prior accident years	—	0.3	0.3	(0.4)	0.4	0.8

Total loss and loss adjustment expense ratio	75.8	68.7	(7.1)	71.3	66.6	(4.7)
Expense ratio	22.4	22.6	0.2	22.4	22.2	(0.2)

Combined ratio	98.1	91.3	(6.8)	93.7	88.9	(4.8)

Catastrophe ratio
Current year	9.8	3.3	(6.5)	6.4	2.5	(3.9)
Prior years	0.3	0.3	—	(0.2)	0.2	0.4

Total catastrophe ratio	10.1	3.6	(6.5)	6.3	2.7	(3.6)

Combined ratio before catastrophes	88.0	87.7	(0.3)	87.5	86.1	(1.4)
Combined ratio before catastrophes and prior accident years development	88.3	87.7	(0.6)	87.7	85.9	(1.8)

Other revenues [1]	$29	$33	(12%)	$63	$69	(9%)

[1]	Represents servicing revenues.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Combined Ratios	2008	2007	Change	2008	2007	Change
Automobile	94.3	95.9	1.6	93.5	93.3	(0.2)
Homeowners	107.9	79.0	(28.9)	94.4	76.9	(17.5)

Total	98.1	91.3	(6.8)	93.7	88.9	(4.8)

Underwriting results and ratios
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Underwriting results decreased by $66, from $84 to $18, with a corresponding 6.8 point increase in the combined ratio, from 91.3 to 98.1, due to:

Change in underwriting results
Increase in earned premiums	$13

Losses and loss adjustment expenses
Ratio change — An increase in the current accident loss and loss adjustment expense ratio before catastrophes	(9)
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(8)

Increase in current accident year losses and loss adjustment expenses before catastrophes	(17)
Catastrophes — Increase in current accident year catastrophes	(65)
Reserve changes — A decrease in net unfavorable prior accident year reserve development	3

Net increase in losses and loss adjustment expenses	(79)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(1)
Decrease in insurance operating costs and expenses	1

No change in operating expenses	—

Decrease in underwriting results from 2007 to 2008	$(66)

Earned premium increased by $13
Earned premiums increased $13, or 1%, due to earned premium growth in AARP, partially offset by decreases in Agency and Other. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses increased by $79
Current accident year losses and loss adjustment expenses before catastrophes increased by $17
Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $17, to $645, due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes and an increase in earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.8 points, to 65.9. The increase was primarily due to an increase in anticipated bodily injury severity on auto liability claims and increased severity of non-catastrophe losses on homeowners business, partially offset by favorable frequency on auto physical damage claims, the effect of strengthening current accident year auto liability reserves by $10 in 2007 and the effect of earned pricing increases in 2008 in both auto and homeowners.
Current accident year catastrophes increased by $65
Current accident year catastrophe losses of $97, or 9.8 points, in 2008 were higher than current accident year catastrophe losses of $32, or 3.3 points, in 2007, primarily due to tornadoes and thunderstorms in the South and Midwest.
A $3 decrease in net unfavorable prior accident year reserve development
There were no significant prior accident year reserve developments in 2008 or 2007.
Operating expenses — no change
The expense ratio decreased slightly, to 22.4. Amortization of deferred policy acquisition costs increased slightly, driven primarily by the increase in earned premium. Insurance operating costs and expenses were relatively flat.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Underwriting results decreased by $91, from $214 to $123, with a corresponding 4.8 point increase in the combined ratio, from 88.9 to 93.7, due to:

Change in underwriting results
Increase in earned premiums	$43

Losses and loss adjustment expenses
Ratio change — An increase in the current accident loss and loss adjustment expense ratio before catastrophes	(32)
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(27)

Increase in current accident year losses and loss adjustment expenses before catastrophes	(59)
Catastrophes — Increase in current accident year catastrophes	(78)
Reserve changes — A change to net favorable prior accident year reserve development	15

Net increase in losses and loss adjustment expenses	(122)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(5)
Increase in insurance operating costs and expenses	(7)

Increase in operating expenses	(12)

Decrease in underwriting results from 2007 to 2008	$(91)

Earned premium increased by $43
Earned premiums increased $43, or 2%, primarily due to earned premium growth in AARP. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses increased by $122
Current accident year losses and loss adjustment expenses before catastrophes increased by $59
Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $59, to $1,280, due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes and an increase in earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.6 points, to 65.3. The increase was primarily due to an increase in anticipated bodily injury severity on auto liability claims and increased severity of non-catastrophe losses on homeowners business, partially offset by favorable frequency on auto physical damage claims and the effect of earned pricing increases for both auto and homeowners.
Current accident year catastrophes increased by $78
Current accident year catastrophe losses of $127, or 6.4 points, in 2008 were higher than current accident year catastrophe losses of $49, or 2.5 points, in 2007, primarily due to tornadoes and thunderstorms in the South and Midwest and winter storms along the Pacific coast.
Prior accident year reserve development changed by $15 from net unfavorable to net favorable development
There were no significant prior accident year reserve developments in 2008 or 2007.
Operating expenses increased by $12
The expense ratio increased by 0.2 points, to 22.4, in 2008, due largely to an increase in insurance operating costs and expenses to achieve earned premium growth. Amortization of deferred policy acquisition costs increased modestly, driven primarily by the increase in earned premium.

Outlook
Management expects written premium for the Personal Lines segment to be 1% higher to 2% lower in 2008 than in 2007. New business written premium began to decline in the third quarter of 2007 and this trend continued in the first six months of 2008 for both AARP and Agency. Based on competitive market conditions, written premium is expected to be 1% higher to 2% lower in both auto and homeowners with all of the growth coming within AARP. For AARP business, management expects to achieve its written premium growth primarily through continued direct marketing to AARP members and an expansion of underwriting appetite through the continued roll-out of the “Next Gen Auto” product. Through improvements in technology, the Company seeks to increase AARP new business flow from the internet and increase the percentage of AARP new business submissions that can be quoted real-time. In addition to marketing directly to AARP members, the Company is increasing its media spend to enhance brand awareness.
For the Agency business in 2008, management expects written premium to decrease as competition for business has increased, in part, driven by more agencies using comparative raters to obtain quotes from multiple carriers. The Company seeks to increase its new business by appointing more agents, increasing the flow of new business from recently appointed agents and improving its price competitiveness across a spectrum of risks through continued enhancements of the Dimensions Auto class plan.
In April of 2008, the Company launched a brand and channel expansion pilot in four states: Arizona, Illinois, Tennessee and Minnesota. In those four states, the Company will significantly increase Personal Lines brand advertising and will launch direct marketing efforts beyond its existing AARP program. In addition, certain certified agents in the four target states will have the opportunity for the first time to sell the Company’s AARP product. The Company is currently targeting the fourth quarter of 2008 for rollout of the agent-sold AARP product.
Margins for both auto and homeowners are under pressure as carriers have generally been willing to allow their combined ratios to increase in order to grow written premium. For auto, written pricing was flat for 2007 and did not keep pace with loss costs which increased due to a higher frequency of auto claims and a higher severity of bodily injury claims. In response to rising loss costs, in 2008 the Company began to increase auto insurance rates in certain states for certain classes of business to maintain profitability. While carriers in the personal lines industry will continue to compete on price, management expects that auto pricing in the industry will continue to firm a bit in 2008 as combined ratios have risen in the past couple of years and eroded profitability. Throughout 2007, the Company increased its estimate of current accident year loss costs for auto liability claims, due primarily to higher than anticipated frequency on AARP and Agency business. In 2008, management expects claim frequency on auto claims to stabilize, but expects claim severity to increase relative to 2007, resulting in a current accident year loss and loss adjustment expense ratio on auto claims that is relatively flat to the prior year.
For homeowners, written pricing increased 5% for the 2007 full year and 2% in the first six months of 2008, primarily reflecting an increase in coverage limits due to rising replacement costs. Non-catastrophe loss costs of homeowners claims increased in both 2007 and the first six months of 2008 due to higher claim severity and management expects this trend to continue.
For Personal Lines, the Company expects a 2008 combined ratio before catastrophes and prior accident year development in the range of 88.0 to 91.0. The combined ratio before catastrophes and prior accident year development was 88.6 in 2007. To help maintain profitability, the Company is seeking to achieve greater economy of scale, enhance its products, improve its pricing structure and expand market access.
To summarize, management’s outlook in Personal Lines for the 2008 full year is:
•	Written premium 1% higher to 2% lower, with both auto and homeowners’ written premium 1% higher to 2% lower
•	A combined ratio before catastrophes and prior accident year development of 88.0 to 91.0

SMALL COMMERCIAL
Premiums [1]

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$679	$694	(2%)	$1,422	$1,434	(1%)
Earned premiums	683	684	—	1,370	1,365	—

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007	2008	2007
New business premium	$117	$126	$244	$255
Premium renewal retention	81%	84%	82%	85%
Written pricing decrease	(3%)	(1%)	(3%)	(1%)
Earned pricing decrease	(2%)	(1%)	(2%)	—
Policies in-force end of period			1,057,058	1,020,262
Earned Premiums
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Earned premiums for the Small Commercial segment were relatively flat for both the three and six month periods, as the effect of new business outpacing non-renewals over the last nine months of 2007 and first three months of 2008 was largely offset by the effect of earned pricing decreases. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, actions taken by some of the Company’s competitors to increase market share and increase business appetite in certain classes of risks and actions taken by the Company to reduce workers’ compensation rates in certain states have contributed to the decrease in written premiums from 2007 to 2008.

New business premium	•
New business written premium was down $9, or 7%, in the three months ended June 30, 2008 and down $11, or 4%, for the six months ended June 30, 2008. In both the three and six months ended June 30, 2008, the decrease in new business written premium was primarily driven by a decrease in new package and commercial automobile business, largely due to increased competition. New business declined despite the use of lower pricing on targeted accounts and an increase in commissions paid to agents.

Premium renewal retention	•
Premium renewal retention decreased from 84% to 81% in the three month period and decreased from 85% to 82% in the six month period due largely to the effect of a decrease in written pricing for workers’ compensation business.

Earned pricing increase (decrease)	•
For both the three and six month periods, earned pricing decreased for workers’ compensation and commercial auto and was flat for package business. As written premium is earned over the 12-month term of the policies, the earned pricing changes during the three and six month periods ended June 30, 2008 were primarily a reflection of written pricing decreases of 1% over the last nine months of 2007 and written pricing decreases of 2% over the first three months of 2008.

Policies in-force	•
While earned premium was flat for both the three and six month periods, the number of policies in-force has increased 4% from June 30, 2007 to June 30, 2008. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.

Small Commercial — Underwriting Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$679	$694	(2%)	$1,422	$1,434	(1%)
Change in unearned premium reserve	(4)	10	NM	52	69	(25%)

Earned premiums	683	684	—	1,370	1,365	—
Losses and loss adjustment expenses
Current accident year before catastrophes	380	399	(5%)	750	796	(6%)
Current accident year catastrophes	35	12	192%	44	19	132%
Prior accident years	(2)	(27)	93%	(4)	(32)	88%

Total losses and loss adjustment expenses	413	384	8%	790	783	1%
Amortization of deferred policy acquisition costs	159	159	—	318	319	—
Insurance operating costs and expenses	42	40	5%	74	78	(5%)

Underwriting results	$69	$101	(32%)	$188	$185	2%

Loss and loss adjustment expense ratio
Current accident year before catastrophes	55.5	58.4	2.9	54.6	58.4	3.8
Current accident year catastrophes	5.2	1.8	(3.4)	3.2	1.4	(1.8)
Prior accident years	(0.3)	(3.9)	(3.6)	(0.3)	(2.3)	(2.0)

Total loss and loss adjustment expense ratio	60.4	56.3	(4.1)	57.6	57.4	(0.2)
Expense ratio	29.0	28.8	(0.2)	28.3	28.9	0.6
Policyholder dividend ratio	0.5	0.2	(0.3)	0.3	0.2	(0.1)

Combined ratio	89.8	85.4	(4.4)	86.2	86.5	0.3

Catastrophe ratio
Current year	5.2	1.8	(3.4)	3.2	1.4	(1.8)
Prior years	0.1	0.1	—	0.1	0.2	0.1

Total catastrophe ratio	5.3	1.9	(3.4)	3.3	1.6	(1.7)

Combined ratio before catastrophes	84.5	83.4	(1.1)	82.9	84.9	2.0
Combined ratio before catastrophes and prior accident years development	84.9	87.5	2.6	83.3	87.4	4.1
Underwriting results and ratios
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Underwriting results decreased by $32, from $101 to $69, with a corresponding 4.4 point increase in the combined ratio, from 85.4 to 89.8, due to:

Change in underwriting results
Decrease in earned premiums	$(1)

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	19
Catastrophes — Increase in current accident year catastrophes	(23)
Reserve changes — Decrease in net favorable prior accident year reserve development	(25)

Net increase in losses and loss adjustment expenses	(29)

Operating expenses
No change in amortization of deferred policy acquisition costs	—
Increase in insurance operating costs and expenses	(2)

Increase in operating expenses	(2)

Decrease in underwriting results from 2007 to 2008	$(32)

Earned premium decreased by $1
For the three months ended June 30, 2008, earned premiums for the Small Commercial segment remained relatively flat, at $683. Refer to the earned premium section above for discussion.
Losses and loss adjustment expenses increased by $29
Current accident year losses and loss adjustment expenses before catastrophes decreased by $19
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $19 in 2008, to $380, primarily due to a 2.9 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, to 55.5. The decrease in this ratio was primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business, partially offset by a higher loss and loss adjustment expense ratio for package business. Workers’ compensation claim frequency has been trending favorably for recent accident years due to improved workplace safety and underwriting actions and the lower loss and loss adjustment expense ratio for the 2008 accident year includes an assumption that this decreasing level of claim frequency will continue. The loss and loss adjustment expense ratio for the 2007 accident year recorded in 2007 did not give as much credence to this lower level of claim frequency. The effect of lower claim frequency for workers’ compensation claims was partially offset by the effect of earned pricing decreases. For package business, the loss and loss adjustment expense ratio before catastrophes and prior accident year development increased modestly as the effect of strengthening current accident year reserves in 2008 by $7 for liability claims was partly offset by the effect of lower non-catastrophe property losses, primarily driven by lower claim severity.
Current accident year catastrophes increased by $23
Current accident year catastrophe losses of $35, or 5.2 points, in 2008 were higher than current accident year catastrophe losses of $12, or 1.8 points, in 2007, primarily due to tornadoes and thunderstorms in the South and Midwest.
Net favorable prior accident year development decreased by $25
Net favorable prior accident year development of $2 in 2008 included an $18 release of workers’ compensation reserves related to accident years 2000 to 2007, largely offset by a $10 strengthening of reserves for claims under Small Commercial package policies related to accident year 2007. Net favorable reserve development of $27 in 2007 included a $30 release of small commercial reserves for accident years 2003 through 2006, principally related to package business and workers’ compensation business sold through payroll service providers.
Operating expense increased by $2
The expense ratio increased by 0.2 points to 29.0, primarily due to a modest $2 increase in insurance operating costs and other expenses. There was no change in amortization of deferred policy acquisition costs as earned premium remained relatively flat.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Underwriting results increased by $3, from $185 to $188, with a corresponding 0.3 point improvement in the combined ratio, from 86.5 to 86.2, due to:

Change in underwriting results
Increase in earned premiums	$5

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	49
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(3)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	46
Catastrophes — Increase in current accident year catastrophes	(25)
Reserve changes — Decrease in net favorable prior accident year reserve development	(28)

Net increase in losses and loss adjustment expenses	(7)

Operating expenses
Decrease in amortization of deferred policy acquisition costs	1
Decrease in insurance operating costs and expenses	4

Decrease in operating expenses	5

Increase in underwriting results from 2007 to 2008	$3

Earned premium increased by $5
For the six months ended June 30, 2008, earned premiums for the Small Commercial segment remained relatively flat at $1,370. Refer to the earned premium section above for discussion.
Losses and loss adjustment expenses increased by $7
Current accident year losses and loss adjustment expenses before catastrophes decreased by $46
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $46 in 2008, to $750, primarily due to a 3.8 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, to 54.6. The decrease in this ratio was primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation and package business. Workers’ compensation claim frequency has been trending favorably for recent accident years due to improved workplace safety and underwriting actions and the lower loss and loss adjustment expense ratio for the 2008 accident year includes an assumption that this decreasing level of claim frequency will continue. The loss and loss adjustment expense ratio for the 2007 accident year recorded in 2007 did not give as much credence to this lower level of claim frequency. The effect of lower claim frequency for workers’ compensation claims was partially offset by the effect of earned pricing decreases. The lower current accident year loss and loss adjustment expense ratio for package business included the effect of lower non-catastrophe property losses, primarily driven by lower claim severity.
Current accident year catastrophes increased by $25
Current accident year catastrophe losses of $44, or 3.2 points, in 2008 were higher than current accident year catastrophe losses of $19, or 1.4 points, in 2007, primarily due to tornadoes and thunderstorms in the South and Midwest.
Net favorable prior accident year development decreased by $28
Net favorable prior accident year development of $4 in 2008 included a $39 release of workers’ compensation reserves related to accident years 2000 to 2007, largely offset by a $17 strengthening of reserves for general liability and products liability claims primarily for accident years 2004 and prior and $10 strengthening of reserves for claims under package policies related to accident year 2007. Net favorable reserve development of $32 in 2007 included a $30 release of small commercial reserves for accident years 2003 through 2006, principally related to package business and workers’ compensation business sold through payroll service providers.
Operating expenses decreased by $5
The expense ratio decreased by 0.6 points, to 28.3, in 2008, primarily due to a $4 decrease in insurance operating costs and expenses, driven, in part, by a decrease in estimated contingent commissions related to 2007 agent compensation.

Outlook
Management expects written premium in 2008 to be 1% higher to 2% lower than in 2007 as it seeks to increase the flow of new business from its agents. Small Commercial expects to increase written premium by selectively expanding its underwriting appetite, refining its pricing models and upgrading product features. The Company expects to provide more pricing flexibility in 2008 by adding a pricing tier for workers’ compensation business. In addition, the Company plans to introduce in 2008 an enhanced renewal pricing model for the Company’s Spectrum business owners’ package product. Despite a decline in new business in 2007 and the first six months of 2008, management expects new business will increase modestly in the latter half of 2008, driven by an increased flow of new business submissions from the larger producers. Including supplemental commissions, the Company has increased commissions paid to agents and expects that this will help it achieve its growth objectives in 2008.
Through technology and process improvements, in 2008, the Company plans to improve efficiency and service levels in its underwriting centers and enhance the agent’s on-line experience. Average premium per policy is expected to continue to decline due to the sale of more liability-only policies, workers’ compensation rate reductions and a lower average premium on Next Generation Auto business. (Refer to the Business Section in The Hartford’s 2007 Form 10-K Annual Report for further discussion on Small Commercial’s Next Generation Auto Business). Written pricing for Small Commercial business has declined modestly, by 3%, in the first six months of 2008, as carriers have competed for new business through new product features and expanded coverage. In 2008, the Company will continue to focus on renewal retention, particularly in the mid-Western states, where competition has been particularly strong.
Reflecting favorable trends in workers’ compensation frequency in recent accident years, Small Commercial recognized a lower 2008 accident year loss and loss adjustment expense ratio for workers’ compensation business in the first six months of 2008. Management believes that the expected favorable frequency on workers’ compensation claims will continue for the balance of the year. While the Company experienced favorable non-catastrophe property losses on package business and commercial auto claims in the first six months of 2008 due to favorable severity, management is not projecting loss cost severity to be as favorable for the balance of the year. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 83.0 to 86.0 in 2008. The combined ratio before catastrophes and prior accident year development was 88.0 in 2007.
To summarize, management’s outlook in Small Commercial for the 2008 full year is:
•	Written premium 1% higher to 2% lower
•	A combined ratio before catastrophes and prior accident year development of 83.0 to 86.0

MIDDLE MARKET
Premiums [1]

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$513	$536	(4%)	$1,061	$1,093	(3%)
Earned premiums	559	592	(6%)	1,135	1,197	(5%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007	2008	2007
New business premium	$100	$97	$204	$203
Premium renewal retention	78%	76%	79%	77%
Written pricing increase (decrease)	(7%)	(4%)	(6%)	(4%)
Earned pricing increase (decrease)	(6%)	(5%)	(5%)	(5%)
Policies in-force end of period			82,578	79,539
Earned Premiums
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Earned premiums for the Middle Market segment decreased by $33, or 6%, for the three months ended June 30, 2008 and decreased by $62, or 5%, for the six months ended June 30, 2008. For both periods, the decrease was primarily due to earned pricing decreases in 2008 and the effect of non-renewals outpacing new business written premium over the last nine months of 2007.

New business premium	•
New business written premium increased by $3, or 3%, to $100 in the second quarter of 2008 and was relatively unchanged, at $204 for the first six months of 2008. New business written premium increased for workers’ compensation in the three and six month period and increased for property in the six month period. Partially offsetting these increases in new business was a decrease in new business for commercial auto in both the three and six month periods. While continued price competition and the effect of some state-mandated rate reductions in workers’ compensation has lessened the attractiveness of new business in certain lines and regions, the Company has increased new business for worker’s compensation due, in part, to the effect of increasing commissions and targeting business in selected industries and regions of the country.

Premium renewal retention	•
Premium renewal retention increased from 76% to 78% for the three month period and increased from 77% to 79% for the six month period due largely to an increase in retention of workers’ compensation business for the three month period and an increase in other lines for the six month period, partially offset by the effect of written pricing decreases. The Company continued to take actions to protect renewals in the first six months of 2008, including the use of reduced pricing on targeted accounts.

Earned pricing increase (decrease)	•
Earned pricing decreased in all lines of business, including workers’ compensation, commercial auto, general liability, property and marine. As written premium is earned over the 12-month term of the policies, the earned pricing changes during the second quarter and first six months of 2008 were primarily a reflection of mid-single digit written pricing decreases over the last nine months of 2007 and the first three months of 2008. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market, which has contributed to mid-single digit price decreases across the industry.

Policies in-force	•
While the number of policies in-force increased by 4% from June 30, 2007 to June 30, 2008, due largely to growth on smaller accounts, earned premium declined due to the reduction in the average premium per policy.

Middle Market — Underwriting Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$513	$536	(4%)	$1,061	$1,093	(3%)
Change in unearned premium reserve	(46)	(56)	18%	(74)	(104)	29%

Earned premiums	559	592	(6%)	1,135	1,197	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	369	381	(3%)	741	761	(3%)
Current accident year catastrophes	33	5	NM	42	10	NM
Prior accident years	(22)	(2)	NM	(38)	16	NM

Total losses and loss adjustment expenses	380	384	(1%)	745	787	(5%)
Amortization of deferred policy acquisition costs	129	134	(4%)	258	269	(4%)
Insurance operating costs and expenses	49	40	23%	80	74	8%

Underwriting results	$1	$34	(97%)	$52	$67	(22%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.2	64.2	(2.0)	65.3	63.5	(1.8)
Current accident year catastrophes	5.8	0.9	(4.9)	3.7	0.8	(2.9)
Prior accident years	(3.9)	(0.5)	3.4	(3.3)	1.3	4.6

Total loss and loss adjustment expense ratio	68.1	64.6	(3.5)	65.7	65.7	—
Expense ratio	29.4	28.5	(0.9)	28.4	28.0	(0.4)
Policyholder dividend ratio	2.4	1.1	(1.3)	1.3	0.7	(0.6)

Combined ratio	99.8	94.1	(5.7)	95.5	94.4	(1.1)

Catastrophe ratio
Current year	5.8	0.9	(4.9)	3.7	0.8	(2.9)
Prior years	(0.4)	(0.2)	0.2	(0.1)	(0.4)	(0.3)

Total catastrophe ratio	5.4	0.8	(4.6)	3.6	0.4	(3.2)

Combined ratio before catastrophes	94.4	93.4	(1.0)	91.8	93.9	2.1
Combined ratio before catastrophes and prior accident years development	97.9	93.7	(4.2)	95.1	92.2	(2.9)

Underwriting results and ratios
Three months ended June 30, 2008 compared to the three months ended June 30 2007
Underwriting results decreased by $33, from $34 to $1, with a corresponding 5.7 point increase in the combined ratio, from 94.1 to 99.8, due to:

Change in underwriting results
Decrease in earned premiums	$(33)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	21
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(9)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	12
Catastrophes — Increase in current accident year catastrophes	(28)
Reserve changes — Increase in net favorable prior accident year reserve development	20

Net decrease in losses and loss adjustment expenses	4
Operating expenses
Decrease in amortization of deferred policy acquisition costs	5
Increase in insurance operating costs and expenses	(9)

Net increase in operating expenses	(4)

Decrease in underwriting results from 2007 to 2008	$(33)

Earned premium decreased by $33
Earned premiums for the Middle Market segment decreased by $33, or 6%, driven primarily by decreases in commercial auto, general liability and workers’ compensation. Refer to the earned premium section for further discussion.
Losses and loss adjustment expenses decreased by $4
Current accident year losses and loss adjustment expenses before catastrophes decreased by $12
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $12 due to a decrease in earned premium, partially offset by the effect of an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 2.0 points, to 66.2, primarily due to higher non-catastrophe losses on property business, driven by a number of large individual claims, and the effect of earned pricing decreases.
Current accident year catastrophes increased by $28
Current accident year catastrophe losses of $33, or 5.8 points, in 2008 were higher than current accident year catastrophe losses of $5, or 0.9 points, in 2007, primarily due to tornadoes and thunderstorms in the South and Midwest.
Net favorable prior accident year development increased by $20
Net favorable reserve development of $22 in 2008 included a $23 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years.
Operating expenses increased by $4
The $5 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium. Insurance operating costs and expenses increased by $9 primarily due to a $7 increase in policyholder dividends. The increase in policyholder dividends was primarily due to an $11 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 0.9 points, to 29.4, because of a reduction in earned premium and a slight increase in insurance operating costs and expenses other than policyholder dividends, including IT costs.
Six months ended June 30, 2008 compared to the six months ended June 30 2007
Underwriting results decreased by $15, from $67 to $52, with a corresponding 1.1 point increase in the combined ratio, from 94.4 to 95.5, due to:

Change in underwriting results
Decrease in earned premiums	$(62)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	40
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(20)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	20
Catastrophes — Increase in current accident year catastrophes	(32)
Reserve changes — Change to net favorable prior accident year reserve development	54

Net decrease in losses and loss adjustment expenses	42
Operating expenses
Decrease in amortization of deferred policy acquisition costs	11
Increase in insurance operating costs and expenses	(6)

Net decrease in operating expenses	5

Decrease in underwriting results from 2007 to 2008	$(15)

Earned premium decreased by $62
Earned premiums for the Middle Market segment decreased by $62, or 5%, driven primarily by decreases in commercial auto, workers’ compensation and general liability. Refer to the earned premium section for further discussion.

Losses and loss adjustment expenses decreased by $42
Current accident year losses and loss adjustment expenses before catastrophes decreased by $20
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $20 due to a decrease in earned premium, partially offset by the effect of an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 1.8 points, to 65.3, primarily due to higher non-catastrophe losses on property and marine business, driven by a number of large individual claims, and the effect of earned pricing decreases.
Current accident year catastrophes increased by $32
Current accident year catastrophe losses of $42, or 3.7 points, in 2008 were higher than current accident year catastrophe losses of $10, or 0.8 points, in 2007, primarily due to tornadoes and thunderstorms in the South and Midwest.
Prior accident year reserve development changed by $54 from net unfavorable to net favorable development
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $16, or 1.3 points, in 2007 to net favorable prior accident year reserve development of $38, or 3.3 points, in 2008. Net favorable reserve development of $38 in 2008 included a $37 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years and a $19 release of workers’ compensation reserves, partially offset by a $30 strengthening of reserves for general liability and products liability claims primarily related to accident years 2004 and prior.
Operating expenses decreased by $5
The $11 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium. Insurance operating costs and expenses increased by $6 primarily due to a $7 increase in policyholder dividends. The increase in policyholder dividends was primarily due to an $11 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 0.4 points, to 28.4, due to the reduction in earned premium and an increase in insurance operating costs and expenses other than policyholder dividends, including IT costs.

Outlook
Management expects written premium to be 2% to 5% lower in 2008 as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Contributing to the expected decline in Middle Market written premium is the effect of state-mandated rate reductions in workers’ compensation and increased competition in specific geographic markets and lines. For both workers’ compensation and commercial auto products, the Company is improving the sophistication of its pricing models in order to target business in selected industries and regions of the country. Including supplemental commissions, the Company has increased commissions paid to agents and expects that this will help it achieve its growth objectives in 2008.
Written pricing has been affected by increased competition for new business as evidenced by written pricing decreases of 5% in 2007 and 6% in the first six months of 2008. Market conditions in the commercial lines industry continue to be soft with written pricing likely to continue to decline in 2008, more so on the larger accounts. Through the end of 2007, The Hartford’s new business had been declining due to the increased competition and written pricing decreases. However, new business written premium increased in the first six months of 2008 for workers’ compensation and property business. In 2008, the Company will continue to focus on protecting its renewals.
Consistent with claims experience for the 2007 accident year, during 2008, management expects an increase in claim costs as an increase in expected severity will likely offset the effect of a reduction in expected claim frequency. Loss costs are expected to continue to increase across many lines of business in Middle Market, including non-catastrophe property claims covered under property, marine and commercial auto policies. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 93.5 to 96.5 in 2008. The combined ratio before catastrophes and prior accident year development was 93.8 in 2007.
To summarize, management’s outlook in Middle Market for the 2008 full year is:
•	Written premium 2% to 5% lower

•	A combined ratio before catastrophes and prior accident year development of 93.5 to 96.5

SPECIALTY COMMERCIAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Written Premiums [1]
Property	$30	$59	(49%)	$54	$100	(46%)
Casualty	135	147	(8%)	294	312	(6%)
Professional liability, fidelity and surety	176	178	(1%)	328	337	(3%)
Other	21	21	—	43	42	2%

Total	$362	$405	(11%)	$719	$791	(9%)

Earned Premiums [1]
Property	$40	$49	(18%)	$84	$101	(17%)
Casualty	132	138	(4%)	264	279	(5%)
Professional liability, fidelity and surety	169	168	1%	339	338	—
Other	21	23	(9%)	42	44	(5%)

Total	$362	$378	(4%)	$729	$762	(4%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Earned premiums for the Specialty Commercial segment decreased by $16, or 4%, for the three month period and by $33, or 4%, for the six month period, primarily due to a decrease in casualty and property earned premiums.
•
Property earned premiums decreased by $9, or 18%, for the three month period and by $17, or 17%, for the six month period, primarily due to the Company’s decision to stop writing specialty property business with large, national accounts, the effect of increased competition for core excess and surplus lines business and the effect of an arrangement with Berkshire Hathaway to share premiums written under subscription policies sold in the excess and surplus lines market. Under the arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. As a result of increased competition and capacity for core excess and surplus lines business, the Company has experienced a decrease in earned pricing, lower new business growth and lower premium renewal retention since the third quarter of 2007, particularly for catastrophe-exposed business.

•
Casualty earned premiums decreased by $6, or 4%, for the three month period and by $15, or 5%, for the six month period, primarily because of earned pricing decreases and, for the six month period, a decline in new business premium on loss-sensitive business written with larger accounts.

•
Professional liability, fidelity and surety earned premium remained relatively flat from 2007 to 2008 in both the three and six month periods as a modest increase in surety earned premium was offset by a modest decrease in professional liability earned premium. While surety earned premium has increased, the growth rate has declined in the first six months of 2008 due to the increased competition for public construction projects and reduced private construction activity. The decrease in earned premium from professional liability business was primarily due to earned pricing decreases and a decrease in new business written premium, partially offset by the effect of a decrease in the portion of risks ceded to outside reinsurers.

•
Within the “Other” category, earned premium remained relatively flat from 2007 to 2008 in both the three and six month periods. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.

Specialty Commercial — Underwriting Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$362	$405	(11%)	$719	$791	(9%)
Change in unearned premium reserve	—	27	(100%)	(10)	29	NM

Earned premiums	362	378	(4%)	729	762	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	245	256	(4%)	493	511	(4%)
Current accident year catastrophes	6	3	100%	8	2	NM
Prior accident years	(16)	13	NM	(41)	—	NM

Total losses and loss adjustment expenses	235	272	(14%)	460	513	(10%)
Amortization of deferred policy acquisition costs	78	81	(4%)	157	162	(3%)
Insurance operating costs and expenses	29	27	7%	49	43	14%

Underwriting results	$20	$(2)	NM	$63	$44	43%

Loss and loss adjustment expense ratio
Current accident year before catastrophes	67.4	68.0	0.6	67.6	66.9	(0.7)
Current accident year catastrophes	1.9	0.6	(1.3)	1.1	0.3	(0.8)
Prior accident years	(4.2)	3.8	8.0	(5.6)	0.1	5.7

Total loss and loss adjustment expense ratio	65.1	72.4	7.3	63.1	67.3	4.2
Expense ratio	28.6	27.8	(0.8)	27.5	26.5	(1.0)
Policyholder dividend ratio	1.0	0.4	(0.6)	0.8	0.4	(0.4)

Combined ratio	94.7	100.6	5.9	91.4	94.2	2.8

Catastrophe ratio
Current year	1.9	0.6	(1.3)	1.1	0.3	(0.8)
Prior years	(0.5)	—	0.5	(1.1)	(0.5)	0.6

Total catastrophe ratio	1.4	0.6	(0.8)	(0.1)	(0.2)	(0.1)

Combined ratio before catastrophes	93.3	100.0	6.7	91.4	94.4	3.0
Combined ratio before catastrophes and prior accident years development	97.0	96.3	(0.7)	95.9	93.8	(2.1)

Other revenues [1]	$96	$91	5%	$182	$173	5%

[1]	Represents servicing revenue.
Underwriting results and ratios
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Underwriting results increased by $22, with a corresponding 5.9 point decrease in the combined ratio, to 94.7, due to:

Change in underwriting results
Decrease in earned premiums	$(16)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	11
Catastrophes — Increase in current accident year catastrophe losses	(3)
Reserve changes — Change from net unfavorable to net favorable prior accident year reserve development	29

Net decrease in losses and loss adjustment expenses	37

Operating expenses
Decrease in amortization of deferred policy acquisition costs	3
Increase in insurance operating costs and expenses	(2)

Net decrease in operating expenses	1

Increase in underwriting results from 2007 to 2008	$22

Earned premium decreased by $16
Earned premiums for the Specialty Commercial segment decreased by $16, or 4%, primarily due to decreases in casualty and property earned premiums. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses decreased by $37
Current accident year losses and loss adjustment expenses before catastrophes decreased by $11
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $11 in 2008, to $245, primarily due to a decrease in earned premium. The loss and loss adjustment expense ratio before catastrophes and prior accident year development decreased by 0.6 points, to 67.4, primarily due to lower non-catastrophe property losses, partially offset by a higher loss and loss adjustment ratio on directors and officers insurance for professional liability business, driven by earned pricing decreases.
Prior accident year reserve development changed by $29 from net unfavorable to net favorable development
Prior accident year reserve development changed from net unfavorable development of $13, or 3.8 points, in 2007 to net favorable development of $16, or 4.2 points, in 2008. Net favorable reserve development of $16 in the second quarter of 2008 included a $10 release of reserves for directors and officers insurance and errors and omissions insurance for the 2004 to 2006 accident years. Net unfavorable reserve development of $13 in the second quarter of 2007 consisted primarily of reserve strengthening for allocated loss adjustment expenses on national account casualty business.
Operating expenses decreased by $1
The expense ratio increased by 0.8 points, to 28.6, as insurance operating costs and expenses increased by $2, primarily due to set up costs associated with the launch of the Hartford Financial Products International office and increased net acquisition costs related to writing a greater mix of higher net commission small commercial and private directors’ and officers’ insurance. The decrease in the amortization of deferred policy acquisition costs was commensurate with the decrease in earned premium.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Underwriting results increased by $19, with a corresponding 2.8 point decrease in the combined ratio, to 91.4, due to:

Change in underwriting results
Decrease in earned premiums	$(33)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	22
Ratio change — Increase in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	(4)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	18
Catastrophes — Increase in current accident year catastrophe losses	(6)
Reserve changes — Increase in net favorable prior accident year reserve development	41

Net decrease in losses and loss adjustment expenses	53

Operating expenses
Decrease in amortization of deferred policy acquisition costs	5
Increase in insurance operating costs and expenses	(6)

Net increase in operating expenses	(1)

Increase in underwriting results from 2007 to 2008	$19

Earned premium decreased by $33
Earned premiums for the Specialty Commercial segment decreased by $33, or 4%, primarily due to a decrease in casualty and property earned premiums. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses decreased by $53
Current accident year losses and loss adjustment expenses before catastrophes decreased by $18
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $18 in 2008, to $493, primarily due to a decrease in earned premium. The loss and loss adjustment expense ratio before catastrophes and prior accident year development increased by 0.7 points, to 67.6, primarily due to a higher loss and loss adjustment ratio on directors and officers insurance in professional liability, driven by earned pricing decreases.

Increase in net favorable prior accident year development by $41
Net favorable prior accident year reserve development increased $41, or 5.7 points. Net favorable prior accident year reserve development of $41 in 2008 included a $20 release of reserves for directors’ and officers insurance and errors and omissions insurance claims related to accident years 2003 to 2006 and a $10 release of reserves for construction defect claims related to accident years 2001 and prior. Prior accident year reserve development in the first six months of 2007 included reserve strengthening for allocated loss adjustment expenses on national account casualty business, offset by other reserve strengthenings.
Operating expenses increased by $1
The expense ratio increased by 1.0 point, to 27.5, as insurance operating costs and expenses increased by $6, primarily due to set up costs associated with the launch of the Hartford Financial Products International office and increased net acquisition costs related to writing a greater mix of higher net commission small commercial and private directors’ and officers’ insurance. The decrease in the amortization of deferred policy acquisition costs of $5 was commensurate with the decrease in earned premium.

Outlook
In 2008, the Company expects written premium for the Specialty Commercial segment to be 5% to 8% lower. For property business, the Company expects written premium to decrease, largely because of the decision to stop writing specialty property business with large, national accounts. Also contributing to the expected decline in property written premium is a decrease in written premium for the Company’s core excess and surplus lines property business. Under an arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of core excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. While the arrangement with Berkshire Hathaway enables the Company to offer its insureds larger policy limits and thereby enhance its competitive position, marketplace capacity and competition have increased significantly, particularly for catastrophe-exposed business. In addition, standard admitted markets have expanded their appetite for core excess and surplus lines business which has significantly increased competition.
Management expects a decrease in casualty written premium in 2008 due largely to lower written pricing and a decrease in new business premium in construction, larger loss-sensitive accounts, and captive programs. Despite the expected decrease in written premiums within the specialty casualty business, the Company will continue to focus on improving interaction with agents by reducing the number of internal touch points through the underwriting process and will realign the field office organization to better serve specialty construction accounts.
Within professional liability, fidelity and surety, management expects written premium to be relatively flat for 2008. The Company will focus on D&O and E&O new business opportunities with both large and middle market private companies and seeks to grow its business in Europe through its new underwriting office in the United Kingdom. In addition, the Company will continue to cross-sell professional liability coverage to small businesses that purchase business owners package policies and capitalize on the increased demand for separate Side-A D&O insurance limits of liability that provide protection to individual directors and officers to the extent their company is unwilling or unable to indemnify them against litigation. In the face of written pricing decreases, the Company will maintain underwriting discipline when writing professional liability coverage for larger public companies.
Written premium from surety business is expected to be down slightly as this segment of the market has been affected by increased competition for public construction projects and reduced private construction activity. The Company will seek to diversify its portfolio of commercial surety business, including a focus on growing our small bond book of business. Written premium growth could be lower than planned in any one or all of the Specialty Commercial businesses if written pricing is less favorable than anticipated and management determines that new and renewal business is not adequately priced.
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
To summarize, management’s outlook in Specialty Commercial for the 2008 full year is:
•	Written premium 5% to 8% lower
•	A combined ratio before catastrophes and prior accident year development of 96.0 to 99.0

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
Operating Summary

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$2	$1	100%	$4	$1	NM
Change in unearned premium reserve	—	—	—	1	—	—

Earned premiums	2	1	100%	3	1	NM
Losses and loss adjustment expenses — prior years	55	116	(53%)	70	134	(48%)
Insurance operating costs and expenses	5	5	—	10	11	(9%)

Underwriting results	(58)	(120)	52%	(77)	(144)	47%
Net investment income	57	61	(7%)	112	123	(9%)
Net realized capital gains (losses)	2	(6)	NM	(16)	—	—
Other expenses	—	(2)	100%	(2)	(2)	—

Income (loss) before income taxes	1	(67)	NM	17	(23)	NM
Income tax benefit	2	27	(93%)	—	15	(100%)

Net income (loss)	$3	$(40)	NM	$17	$(8)	NM

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
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Net income for the three months ended June 30, 2008 increased $43 compared to the prior year period, driven primarily by the following:
•
A $62 increase in underwriting results, primarily due to a $61 decrease in unfavorable prior year loss development. Reserve development in the three months ended June 30, 2008 included $50 of asbestos reserve strengthening as a result of the Company’s annual asbestos reserve evaluation. For the comparable three month period ended June 30, 2007, reserve development included $99 principally as a result of an adverse arbitration decision.

•	A $25 decrease in income tax benefit, as a result of a change from a net loss before taxes in 2007 to net income before taxes in 2008.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Net income for the six months ended June 30, 2008 increased $25 compared to the prior year period, driven primarily by the following:
•
A $67 increase in underwriting results, primarily due to a $64 decrease in unfavorable prior year loss development. Reserve development in the six months ended June 30, 2008 included $50 of asbestos reserve strengthening as a result of the Company’s annual asbestos reserve evaluation. For the comparable six month period ended June 30, 2007, reserve development included $99 principally as a result of an adverse arbitration decision.

•
An $11 decrease in net investment income, primarily as a result of a decrease in investment yield for partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities and a decrease in invested assets resulting from net losses and loss adjustment expenses paid.

•
A $16 decrease in net realized capital gains (losses) in 2008, primarily due to impairments, decreases in the value of credit derivatives due to credit spreads widening and, to a lesser extent, net realized losses from the sale of securities.

•	A $15 decrease in income tax benefit, as a result of a change from a net loss before taxes in 2007 to net income before taxes in 2008.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and six months ended June 30, 2008.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended June 30, 2008	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,949		$244	$1,874	$4,067
Losses and loss adjustment expenses incurred	54		—	1	55
Losses and loss adjustment expenses paid	(36)		(7)	(72)	(115)

Ending liability — net [2][3]	$1,967	[4]	$237	$1,803	$4,007

For the Six Months Ended June 30, 2008	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,998		$251	$1,888	$4,137
Losses and loss adjustment expenses incurred	56		—	14	70
Losses and loss adjustment expenses paid	(87)		(14)	(99)	(200)

Ending liability — net [2][3]	$1,967	[4]	$237	$1,803	$4,007

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $12 and $6, respectively, as of June 30, 2008, $9 and $5, respectively, as of March 31, 2008, and $9 and $6, respectively, as of December 31, 2007. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three and six months ended June 30, 2008 includes $7 and $8, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three and six months ended June 30, 2008 includes $3 and $5, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,676 and $271, respectively, as of June 30, 2008, $2,654 and $278, respectively, as of March 31, 2008, and $2,707 and $290, respectively, as of December 31, 2007.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $265 and $279, respectively, resulting in a one year net survival ratio of 7.5 and a three year net survival ratio of 7.1. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

During the second quarter of 2008, the Company completed its annual ground up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. The Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment. The net effect of these changes resulted in a $50 increase in net asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
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
The following table displays asbestos reserves and other statistics by policyholder category, as of June 30, 2008:
Summary of Gross Asbestos Reserves
As of June 30, 2008

	Number of	All Time	Total	All Time
	Accounts [1]	Paid [2]	Reserves	Ultimate [2]
Major asbestos defendants [4]
Structured settlements (includes 2 Wellington accounts)	5	$194	$408	$602
Wellington (direct only)	31	968	67	1,035
Other major asbestos defendants	29	482	168	650
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	74	715	603	1,318
Accounts with future exposure < $2.5	1,090	282	119	401
Unallocated [5]		1,653	444	2,097

Total direct		$4,294	$1,809	$6,103
Assumed reinsurance		1,058	497	1,555
London market		558	370	928

Total as of June 30, 2008 [3]		$5,910	$2,676	$8,586

[1]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2008.

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

[3]
Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio of 6.1 as of June 30, 2008 is computed based on total paid losses of $1,321 for the period from July 1, 2005 to June 30, 2008. As of June 30, 2008, the one year gross paid amount for total asbestos claims is $279, resulting in a one year gross survival ratio of 9.6.

[4]	Includes 25 open accounts at June 30, 2008. Included 26 open accounts at June 30, 2007.

[5]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.
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

The following table sets forth, for the three and six months ended June 30, 2008, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expense (“LAE”) Development — Asbestos and
Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended June 30, 2008	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$34	$74	$6	$—
Assumed — Domestic	19	—	2	—
London Market	3	—	1	—

Total	56	74	9	—
Ceded	(20)	(20)	(2)	—

Net	$36	$54	$7	$—

Six Months Ended June 30, 2008

Gross
Direct	$69	$76	$14	$—
Assumed — Domestic	34	—	5	—
London Market	6	—	2	—

Total	109	76	21	—
Ceded	(22)	(20)	(7)	—

Net	$87	$56	$14	$—

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross loss and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2008 includes $7 and $8, respectively, related to asbestos and environmental claims. Total gross loss and LAE paid in Ongoing Operations for the three and six months ended June 30, 2008 includes $1 and $4, respectively, related to asbestos and environmental claims.

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2008 of $2.22 billion ($1.98 billion and $243 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.86 billion to $2.47 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2007 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
During the second quarter of 2008, the Company also completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluation resulted in no addition to the allowance for uncollectible reinsurance. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. As of June 30, 2008, the allowance for uncollectible reinsurance for Other Operations totals $269. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
The Company expects to perform its regular review of environmental liabilities in the third quarter of 2008. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance and Other Operations (Including Asbestos and Environmental Claims) sections of the MD&A included in the Company’s 2007 Form 10-K Annual Report.

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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. For the three and six months ended June 30, net investment income and net realized capital gains (losses) contributed to and reduced the Company’s consolidated revenues by $2,101 and $(1,655), respectively, for 2008 and contributed $2,322 and $3,851, respectively, for 2007. For the three and six months ended June 30, net investment income and net realized capital gains (losses), excluding net investment income from trading securities, contributed to consolidated revenues by $948 and $770, respectively, for 2008 and contributed $1,088 and $2,407, respectively, for 2007. The decrease in the contribution to consolidated revenues for 2008, as compared to the prior year period, is primarily due to a net loss in the value of equity securities held for trading and realized capital losses in 2008.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 57% and 61% of the fair value of its invested assets as of June 30, 2008 and December 31, 2007, respectively. Other events beyond the Company’s control, including changes in credit spreads, a downgrade of an issuer’s credit rating or default of payment by an issuer, could also adversely impact the fair value of these investments.
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
Life
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table identifies the invested assets by type held in the general account as of June 30, 2008 and December 31, 2007.
Composition of Invested Assets

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$49,683	78.6%	$52,542	82.6%
Equity securities, available-for-sale, at fair value	1,194	1.9%	1,284	2.0%
Policy loans, at outstanding balance	2,146	3.4%	2,061	3.2%
Mortgage loans, at amortized cost [1]	5,135	8.1%	4,739	7.5%
Limited partnerships and other alternative investments [2]	1,407	2.2%	1,306	2.1%
Short-term investments	2,756	4.4%	1,158	1.8%
Other investments [3]	894	1.4%	534	0.8%

Total investments excl. equity securities, held for trading	$63,215	100.0%	$63,624	100.0%
Equity securities, held for trading, at fair value [4]	36,853		36,182

Total investments	$100,068		$99,806

[1]	Consist of commercial and agricultural loans.

[2]	Includes a real estate joint venture.

[3]	Primarily relates to derivative instruments.

[4]	These assets primarily support the International variable annuity business. Changes in these balances are also reflected in the respective liabilities.

Total investments increased $262 since December 31, 2007 primarily as a result of an increase in equity securities held for trading and positive operating cash flows, partially offset by increased unrealized losses primarily due to a widening of credit spreads associated with fixed maturities. Short-term investments as a percentage of total investments, excluding equity securities held for trading, increased in preparation for funding liability outflows and in anticipation of investing in more favorable risk/return opportunities. The increase in equity securities, held for trading, of $671 resulted from foreign currency gains due to the appreciation of the Japanese yen in comparison to the U.S. dollar as well as positive cash flows primarily generated from sales and deposits related to variable annuity products sold in Japan, partially offset by a decline in value of the underlying investment funds supporting the Japanese variable annuity product due to negative market performance.
Life’s limited partnerships and other alternative investment composition has not significantly changed since December 31, 2007. The following table summarizes Life’s limited partnerships and other alternative investments as of June 30, 2008 and December 31, 2007.
Composition of Limited Partnerships and Other Alternative Investments

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Hedge funds [1]	$506	36.0%	$506	38.7%
Mortgage and real estate [2]	338	24.0%	309	23.7%
Mezzanine debt [3]	82	5.8%	72	5.5%
Private equity and other [4]	481	34.2%	419	32.1%

Total	$1,407	100.0%	$1,306	100.0%

[1]
Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 25 to 50 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]
Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in real estate joint ventures.

[3]
Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
Investment Results
The following table summarizes Life’s net investment income (loss).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$711	5.4%	$762	5.8%	$1,466	5.5%	$1,519	5.8%
Equity securities, available-for-sale	31	8.6%	22	6.9%	56	7.8%	40	7.1%
Mortgage loans	74	6.0%	66	6.5%	143	5.9%	116	6.4%
Policy loans	34	6.4%	34	6.5%	67	6.3%	70	6.7%
Limited partnerships and other alternative investments	9	2.7%	46	19.8%	(8)	(1.2%)	78	17.5%
Other [3]	(9)	—	(27)	—	(41)	—	(51)	—
Investment expense	(21)	—	(19)	—	(35)	—	(36)	—

Total net investment income excl. equity securities held for trading	829	5.3%	884	6.1%	1,648	5.3%	1,736	6.0%
Equity securities, held for trading [4]	1,153	—	1,234	—	(2,425)	—	1,444	—

Total net investment income (loss)	$1,982	—	$2,118	—	$(777)	—	$3,180	—

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

[3]
Primarily represents fees associated with securities lending activities of $17 and $39, respectively, for the three and six months ended June 30, 2008, and $22 and $38, respectively, for the three and six months ended June 30, 2007. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, held for trading.

Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Net investment income, excluding equity securities, held for trading, decreased $55, or 6%, and $88, or 5%, for the three and six months ended June 30, 2008, respectively, compared to the prior year period. The decrease in net investment income for both periods was primarily due to a decrease in investment yield for fixed maturities and limited partnership and other alternative investments. The decrease in the fixed maturity yield primarily resulted from lower income on variable rate securities due to decreases in short-term interest rates year over year. The decrease in limited partnerships and other alternative investments yield was largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate environment, Life expects a lower fixed maturity yield in 2008, which coupled with a lower expected yield from limited partnership and other alternative investments, is expected to result in a lower average portfolio yield for 2008 as compared to 2007 levels.
The decrease in net investment income on equity securities, held for trading, for the three and six months ended June 30, 2008 compared to the prior year periods was primarily attributed to a decline in the value of the underlying investment funds supporting the Japanese variable annuity product due to negative market performance year over year.
The following table summarizes Life’s net realized capital gains and losses results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross gains on sale	$41	$36	$84	$108
Gross losses on sale	(45)	(52)	(155)	(92)
Impairments
Credit related [1]	(64)	—	(275)	(12)
Other [2]	(60)	(20)	(80)	(22)

Total impairments	(124)	(20)	(355)	(34)
Japanese fixed annuity contract hedges, net [3]	(9)	(17)	(23)	(12)
Periodic net coupon settlements on credit derivatives/Japan	(11)	(13)	(18)	(25)
SFAS 157 transition impact [4]	—	—	(650)	—
GMWB derivatives, net	(13)	(133)	(123)	(111)
Other, net [5]	(67)	(22)	(208)	(32)

Net realized capital losses, before-tax	$(228)	$(221)	$(1,448)	$(198)

[1]
Relates to impairments for which the Company has current concerns regarding the issuers’ ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in security value is primarily related to significant issuer specific or sector credit spread widening.

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
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale
•    Gross gains on sales for the three and six months ended June 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales for the three and six months ended June 30, 2008 were primarily comprised of corporate securities, municipal securities, and CMBS, as well as $17 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below. During the three and six months ended June 30, 2008, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•    Gross gains and losses on sales for three and six months ended June 30, 2007 were primarily comprised of corporate securities. During the three and six months ended June 30, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.

Impairments	• See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

SFAS 157
•    The loss from the SFAS 157 transition impact to the GMWB and GMAB rider embedded derivatives was a one-time loss resulting from the transition to this accounting standard. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

GMWB
•    Losses for the three months ended June 30, 2008 on GMWB embedded derivatives were primarily due to market volatility and for the six months ended June 30, 2008 were primarily due to mortality assumptions updates.

•    Losses for the three and six months ended June 30, 2007 were primarily the result of liability model assumption updates and model refinements. Liability model assumption updates were primarily made to reflect newly reliable market inputs for volatility.

Other
•    Other, net losses for the three and six months ended June 30, 2008 were primarily related to net losses on credit derivatives of $50 and $207, respectively. The net losses on credit derivatives in the first quarter were due to significant credit spreads widening on credit derivatives that assume credit exposure. The net losses on credit derivatives in the second quarter were due to credit spreads tightening significantly on credit derivatives that reduce credit exposure on certain referenced corporate entities. Included in the six months ended June 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section below.

•    Other, net losses for the three and six months ended June 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spreads widening as well as fluctuations in interest rates and foreign currency exchange rates.

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
The following table identifies the invested assets by type held as of June 30, 2008 and December 31, 2007.
Composition of Invested Assets

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$25,234	84.6%	$27,205	88.8%
Equity securities, available-for-sale, at fair value	1,327	4.4%	1,208	3.9%
Mortgage loans, at amortized cost [1]	747	2.5%	671	2.2%
Limited partnerships and other alternative investments [2]	1,398	4.7%	1,260	4.1%
Short-term investments	1,073	3.6%	284	0.9%
Other investments	58	0.2%	38	0.1%

Total investments	$29,837	100.0%	$30,666	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes hedge fund investments outside of limited partnerships and real estate joint ventures.
Total investments decreased $829 since December 31, 2007, primarily as a result of increased unrealized losses primarily due to a widening of credit spreads associated with fixed maturities, partially offset by positive operating cash flows. Short-term investments increased as a result of the investment of proceeds received from fixed maturities sold in anticipation of investing in favorable risk/return opportunities.

Property & Casualty’s limited partnerships and other alternative investment composition has not significantly changed since December 31, 2007. The following table summarizes Property & Casualty’s limited partnerships and other alternative investments as of June 30, 2008 and December 31, 2007.
Composition of Limited Partnerships and Other Alternative Investments

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Hedge funds [1]	$793	56.7%	$728	57.8%
Mortgage and real estate [2]	318	22.7%	291	23.1%
Mezzanine debt [3]	54	3.9%	48	3.8%
Private equity and other [4]	233	16.7%	193	15.3%

Total	$1,398	100.0%	$1,260	100.0%

[1]
Hedge funds include investments in funds of funds as well as direct funds. The hedge funds of funds invest in approximately 25 to 50 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]
Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality as well as equity real estate. Also included is the investment in a real estate joint venture.

[3]
Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
Investment Results
The following table below summarizes Property & Casualty’s net investment income.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$357	5.4%	$373	5.7%	$728	5.4%	$743	5.6%
Equity securities, available-for-sale	19	5.8%	12	6.5%	39	6.3%	22	6.1%
Mortgage loans	9	5.1%	10	6.2%	19	5.5%	17	6.2%
Limited partnerships and other alternative investments	16	4.8%	61	26.9%	(3)	(0.5%)	95	21.6%
Other [3]	(3)	—	(3)	—	(15)	—	(6)	—
Investment expense	(7)	—	(7)	—	(12)	—	(12)	—

Net investment income, before-tax	391	5.3%	446	6.3%	756	5.1%	859	6.1%

Net investment income, after-tax [4]	$290	3.9%	$333	4.7%	$562	3.8%	$641	4.5%

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

[3]
Primarily represents fees associated with securities lending activities of $9 and $18, respectively, for the three and six months ended June 30, 2008 and $10 and $14, respectively, for the three and six months ended June 30, 2007. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Before-tax net investment income decreased $55, or 12%, and $103, or 12%, and after-tax net investment income decreased $43, or 13%, and $79, or 12%, for the three and six months ended June 30, 2008, respectively, compared to the prior year period. The decrease in net investment income for both periods was primarily due to a decrease in investment yield for fixed maturities and limited partnership and other alternative investments in 2008. The decrease in fixed maturity yield primarily resulted from lower income on variable rate securities due to a decrease in short-term interest rates year over year. The decrease in limited partnerships and other alternative investments yield was largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate environment, Property & Casualty expects a lower fixed maturity yield in 2008, which coupled with a lower expected yield from limited partnership and other alternative investments, is expected to result in a lower average portfolio yield for 2008 as compared to 2007 levels.

The following table summarizes Property & Casualty’s net realized capital gains and losses results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross gains on sale	$31	$38	$83	$90
Gross losses on sale	(13)	(36)	(113)	(62)
Impairments
Credit related [1]	(15)	(10)	(72)	(10)
Other [2]	(25)	(10)	(41)	(11)

Total impairments	(40)	(20)	(113)	(21)
Periodic net coupon settlements on credit derivatives	1	3	3	6
Other, net [3]	(30)	(9)	(63)	(14)

Net realized capital losses, before-tax	$(51)	$(24)	$(203)	$(1)

[1]
Relates to impairments for which the Company has current concerns regarding the issuers’ ability to pay future interest and principal amounts based upon the securities contractual terms or the depression in security value is primarily related to significant issuer specific or sector credit spread widening.

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
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale
•    Gross gains on sales for the three and six months ended June 30, 2008 were predominantly within fixed maturities and were comprised of corporate and municipal securities. Gross losses on sales for the three and six months ended June 30, 2008, were primarily comprised of corporate securities and CMBS, as well as $19 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below. During the three and six months ended June 30, 2008, securities sold at a loss were depressed, on average, approximately 3% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•    Gross gains and losses on sales for three and six months ended June 30, 2007 were primarily comprised of corporate securities. During the three and six months ended June 30, 2007, securities sold at a loss were depressed, on average, approximately 1% and 2%, respectively, at the respective period’s impairment review date and were deemed to be temporarily impaired.

Impairments	• See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

Other
•    Other, net losses for the three and six months ended June 30, 2008 were primarily related to net losses on credit derivatives of $24 and $76, respectively. The net losses on credit derivatives in the first quarter were due to significant credit spreads widening on credit derivatives that assume credit exposure. The net losses on credit derivatives in the second quarter were due to credit spreads tightening significantly on credit derivatives that reduce credit exposure on certain referenced corporate entities. Included in the six months ended June 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section below.

• Other, net losses for the three and six months ended June 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spreads widening.
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of June 30, 2008 and December 31, 2007, Corporate held $151 and $308, respectively, of fixed maturity investments, $1.3 billion and $160, respectively, of short-term investments and $98 and $103, respectively, of equity securities. Short-term investments increased in anticipation of repayment of approximately $1.0 billion of senior notes that will mature during the second half of 2008. For further information on these notes, see “Capital Resources and Liquidity” section under Liquidity Requirements. As of June 30, 2008 and December 31, 2007, a put option agreement for the Company’s contingent capital facility with a fair value of $41 and $43 was included in Other invested assets.
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
As of June 30, 2008 and December 31, 2007, the Company had relationships with six and seven VIEs, respectively, where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	June 30, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss	Assets	Liabilities [1]	to Loss
Collateralized loan obligations (“CLOs”) [2]	$346	$47	$291	$128	$47	$107
Limited partnerships	306	55	251	309	47	262
Other investments [3]	391	154	291	377	71	317

Total	$1,043	$256	$833	$814	$165	$686

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]
Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee as well as two investment structures that are backed by preferred securities.

As of June 30, 2008 and December 31, 2007, the Company also held variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for less than two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of June 30, 2008 and December 31, 2007 was $504 and $150, respectively.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $90, before-tax, $86 of which was realized in the first quarter, from the termination of these CLOs. In connection with the restructuring, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
ABS
Sub-prime residential mortgages	$20	$—	$81	$—
Other	—	—	—	12
CMBS	36	—	155	—
Corporate	54	31	153	32
Equity and other	54	9	79	11

Total other-than-temporary impairments	$164	$40	$468	$55

Credit related	79	10	347	22
Other	85	30	121	33

Total other-than-temporary impairments	$164	$40	$468	$55

Credit Related Impairments
Credit impairments were primarily concentrated in ABS, CMBS and financial services securities included in Corporate and Equity and other in the table above for the three and six months ended June 30, 2008. For the six months ended June 30, 2008, the majority of ABS impairments were on RMBS backed by second lien residential mortgages and the majority of CMBS impairments were on CMBS CDOs that contained below investment grade 2006 and 2007 collateral. For the three months ended June 30, 2008, ABS and CMBS impairments were primarily on securities that were previously impaired and experienced further price deterioration.
For the three and six months ended June 30, 2008, Corporate and Equity and other credit impairments were primarily taken on subordinated fixed maturities and preferred equities within the financial services sector.
These impairments were included in credit related either because of credit concerns or because the impaired security experienced extensive credit spread widening and the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery. The Company expects to recover principal and interest greater than what the market price indicates for the majority of our credit impairments.
For the three months ended June 30, 2007, credit impairments were concentrated in a preferred equity security that experienced significant issuer credit spread widening as a result of a proposed leveraged buyout. Credit impairments for the six months ended June 30, 2007, related to an ABS backed by aircraft lease receivables and a preferred equity security. The ABS impairment was attributable to higher than expected aircraft maintenance costs and a ratings downgrade.
Other Impairments
Other impairments were primarily concentrated in Corporate and Equity and other for the three and six months ended June 30, 2008; these impairments were taken on securities which the Company is uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery. For the three months ended June 30, 2008, the Company recorded other-than-temporary impairments of $42 on perpetual preferred securities issued by two government-sponsored entities with significant exposure to residential mortgages. Prior to the other-than-temporary impairments, these Other impaired securities had an average market value as a percentage of amortized cost of 81%.
For the three and six months ended June 30, 2007, the other-than-temporary impairments reported in Other were primarily corporate fixed maturities that had declines in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery to amortized cost.
Future other-than-temporary impairments and recovery of previously recorded credit impairments will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates and credit spreads. If the economic fundamentals continue to deteriorate, other-than-temporary impairments for 2008 could significantly exceed the 2007 impairments of $483. For further discussion on sub-prime residential mortgage-backed securities, CMBS, and corporate securities in the financial services sector, see the Investment Credit Risk section below.
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 4 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Derivative Instruments
In the normal course of business, the Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has developed a derivative counterparty exposure policy which limits the Company’s exposure to credit risk.
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements.

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
For each counterparty, the Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivative, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized.
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in five legal entities and therefore the maximum combined exposure for a single counterparty over all legal entities that use derivatives is $50. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
In addition to counterparty credit risk, the Company enters into credit derivative instruments to manage credit exposure. Credit derivatives used by the Company include credit default swaps, credit index swaps, and total return swaps.
Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit exposure, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.
Credit index swaps and total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract.
The Company uses credit derivatives to assume credit risk from and reduce credit risk to a single entity, referenced index, or asset pool. The credit default swaps in which the Company assumes credit risk reference investment grade single corporate issuers, baskets of up to five corporate issuers and diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position. In addition to the credit default swaps that assume credit exposure, the Company also purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio.
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payouts on certain credit default swaps of $204, which reduces the Company’s overall credit exposure. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps with offsetting positions.
Credit Default Swaps

	June 30, 2008			December 31, 2007
		Initial			Initial
	Notional	Premium	Fair	Notional	Premium	Fair
	Amount	Received	Value	Amount	Received	Value
Assuming credit risk	$1,752	$(203)	$(527)	$2,715	$(203)	$(416)
Reducing credit risk	4,579	(1)	166	5,166	(1)	81

Total credit default swaps	$6,331	$(204)	$(361)	$7,881	$(204)	$(335)

During the second quarter of 2008, the Company continued to reduce overall credit risk exposure to general credit spread movements by both reducing and rebalancing the total notional amount of the credit default swap portfolio. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the three and six months ended June 30, 2008, the Company realized losses of $66 and $118, respectively, on credit default swaps.
Prior to the first quarter of 2008, the Company also assumed credit exposure through credit index swaps referencing AAA rated CMBS indices. During the first and second quarter of 2008, the Company realized a loss of $100 and $3, before-tax, respectively, as a result of these swaps maturing as well as the Company eliminating exposure to the remaining swaps by entering into offsetting positions. As of June 30, 2008, the Company does not have exposure to CMBS through credit derivatives.

Fixed Maturities
The following table identifies fixed maturities by quality on a consolidated basis as of June 30, 2008 and December 31, 2007. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Consolidated Fixed Maturities by Credit Quality

	June 30, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$20,496	$19,238	25.6%	$28,547	$28,318	35.4%
AA	14,690	13,717	18.3%	11,326	10,999	13.7%
A	19,259	18,344	24.4%	16,999	17,030	21.3%
BBB	15,535	14,909	19.9%	15,093	14,974	18.7%
United States Government/Government agencies	4,985	5,005	6.7%	5,165	5,229	6.5%
BB & below	4,132	3,855	5.1%	3,594	3,505	4.4%

Total fixed maturities	$79,097	$75,068	100.0%	$80,724	$80,055	100.0%

The Company’s investment ratings as a percentage of total fixed maturities experienced a shift from AAA rated to AA and A rated since December 31, 2007 primarily due to rating agency downgrades of monoline insurers.

The following table identifies fixed maturity and equity securities classified as available-for-sale on a consolidated basis as of June 30, 2008 and December 31, 2007.
Consolidated Available-for-Sale Securities by Type

	June 30, 2008					December 31, 2007
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
ABS
Auto	$614	$1	$(36)	$579	0.8%	$692	$—	$(16)	$676	0.9%
CLOs [1]	2,911	2	(236)	2,677	3.6%	2,590	—	(114)	2,476	3.1%
Credit cards	1,038	2	(43)	997	1.3%	957	3	(22)	938	1.2%
RMBS [2]	2,783	12	(659)	2,136	2.8%	2,999	10	(343)	2,666	3.3%
Student loan	783	—	(132)	651	0.9%	786	1	(40)	747	0.9%
Other [3]	1,446	9	(263)	1,192	1.6%	1,491	19	(98)	1,412	1.7%
CMBS
Bonds	12,069	26	(1,119)	10,976	14.7%	13,641	126	(421)	13,346	16.7%
Commercial real estate (“CRE”) CDOs	2,066	13	(698)	1,381	1.8%	2,243	1	(390)	1,854	2.3%
Interest only (“IOs”)	1,580	129	(38)	1,671	2.2%	1,741	117	(27)	1,831	2.3%
CMOs
Agency backed	867	25	(2)	890	1.2%	1,191	32	(4)	1,219	1.5%
Non-agency backed [4]	474	—	(38)	436	0.6%	525	4	(3)	526	0.7%
Corporate [5]
Basic industry	2,739	49	(70)	2,718	3.6%	2,508	61	(34)	2,535	3.2%
Capital goods	2,277	59	(68)	2,268	3.0%	2,194	86	(26)	2,254	2.8%
Consumer cyclical	2,940	70	(125)	2,885	3.8%	3,011	87	(60)	3,038	3.8%
Consumer non-cyclical	3,343	71	(69)	3,345	4.4%	3,008	89	(37)	3,060	3.8%
Energy	1,731	50	(29)	1,752	2.3%	1,595	71	(12)	1,654	2.1%
Financial services	11,705	240	(1,010)	10,935	14.5%	11,934	230	(568)	11,596	14.4%
Technology and communications	4,121	137	(132)	4,126	5.5%	3,763	181	(40)	3,904	4.9%
Transportation	521	9	(26)	504	0.7%	401	12	(13)	400	0.5%
Utilities	4,883	146	(187)	4,842	6.5%	4,500	181	(104)	4,577	5.7%
Other	1,037	3	(84)	956	1.3%	1,204	24	(48)	1,180	1.5%
Government/Government agencies
Foreign	958	39	(18)	979	1.3%	999	59	(5)	1,053	1.3%
United States	1,376	19	(12)	1,383	1.8%	836	22	(3)	855	1.1%
MBS	2,384	9	(21)	2,372	3.2%	2,757	26	(20)	2,763	3.5%
Municipal
Taxable	1,081	6	(70)	1,017	1.4%	1,376	33	(23)	1,386	1.7%
Tax-exempt	11,370	257	(227)	11,400	15.2%	11,776	394	(67)	12,103	15.1%
Redeemable preferred stock	—	—	—	—	—	6	—	—	6	—

Fixed maturities	$79,097	$1,383	$(5,412)	$75,068	100.0%	$80,724	$1,869	$(2,538)	$80,055	100.0%
Equity securities, available-for-sale [6]	2,890	197	(468)	2,619		2,611	218	(234)	2,595

Total securities, available-for-sale [7]	$81,987	$1,580	$(5,880)	$77,687		$83,335	$2,087	$(2,772)	$82,650

[1]	As of June 30, 2008, 99% of these senior secured bank loan CLOs were AAA rated with an average subordination of 29%.

[2]
Includes securities with an amortized cost and fair value of $29 and $26, respectively, as of June 30, 2008, and $40 and $37, respectively, as of December 31, 2007, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $94 and $75, respectively, as of June 30, 2008, and $96 and $87, respectively, as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[3]
Includes CDO securities with an amortized cost and fair value of $16 and $10, respectively, as of June 30, 2008, and $16 and $15, respectively, as of December 31, 2007, that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

[4]
Includes securities with an amortized cost and fair value of $253 and $223, respectively, as of June 30, 2008, and $270 as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[5]	As of June 30, 2008 and December 31, 2007, 91% and 92%, respectively, of corporate securities were rated investment grade.

[6]	As of June 30, 2008 and December 31, 2007, approximately 79% relates to the financial services sector.

[7]
Gross unrealized gains represent gains of $1,007, $563, and $10 for Life, Property & Casualty, and Corporate, respectively, as of June 30, 2008 and $1,339, $734, and $14, respectively, as of December 31, 2007. Gross unrealized losses represent losses of $4,185, $1,689, and $6 for Life, Property & Casualty, and Corporate, respectively, as of June 30, 2008 and $1,985, $781, and $6, respectively, as of December 31, 2007.

The Company’s investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2007 except for CMBS bonds which decreased primarily due to sales and credit spreads widening. The available-for-sale net unrealized loss position increased $3.6 billion since December 31, 2007 and $876 since March 31, 2008. The increase since December 31, 2007 primarily resulted from credit spreads widening. Credit spreads widened primarily due to the continued deterioration of the sub-prime mortgage market and liquidity disruptions, impacting the overall credit market. The increase in the second quarter primarily resulted from rising interest rates, partially offset by credit spreads tightening. The sectors with the most significant concentration of unrealized losses were CMBS, financial services, and RMBS. The Company’s current view of risk factors relative to these available-for-sale security types is as follows:
CMBS — During 2008, CMBS experienced price declines due to ongoing market disruptions. These disruptions are both broad based in the form of re-pricing of risk and liquidity disruptions across lending markets and CMBS specific concerns over weaker underwriting practices such as higher leverage, lower debt service coverage, and more aggressive income growth projections. The Company performed quantitative and qualitative analysis on the CMBS portfolio that included cash flow modeling. The assumptions used in the cash flow modeling included, on a region by region basis, increases in unemployment, capitalization rates and defaults, and continued declines in property values. As of June 30, 2008, based on this analysis, the Company concluded these securities were temporarily impaired. For further discussion on CMBS, see the “Commercial Mortgage Loans” commentary and tables below.
Financial services — The increase in unrealized losses was primarily due to credit spreads widening driven by concerns over ongoing weakness in the housing markets, financial institution exposures to riskier assets (mortgages, leveraged loans, and structured products) and accelerating credit losses leading to earnings volatility and concerns over capital adequacy at many financial institutions. The majority of the securities held are issued by large, diversified, investment grade rated global banking and brokerage institutions and were priced above 80% of amortized cost as of June 30, 2008.
RMBS — Continued deterioration in collateral performance, uncertainty surrounding the decline in home prices, and negative technical factors caused further price depression on ABS backed by sub-prime mortgages during 2008. The Company performed quantitative and qualitative analysis on the RMBS portfolio that included cash flow modeling. The assumptions used in the cash flow modeling included increased defaults to incorporate increased delinquency and foreclosure rates, higher loss severities upon default to factor in declining home values, and slower voluntary prepayments to reflect limited borrower refinance options. As of June 30, 2008, based on this analysis, the Company concluded these securities were temporarily impaired. For further discussion on RMBS, see the “Sub-prime Residential Mortgage Loans” commentary and tables below.
The Company has reviewed its overall investment portfolio and concluded that the securities in an unrealized loss position at June 30, 2008 were temporarily impaired. For further discussion on unrealized losses and the Company’s other-than-temporary impairment process, see the Fixed Maturity and Equity, Available-for-Sale, Consolidated Unrealized Loss section below.
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
Sub-prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Available-for-Sale Securities by Type table above. Uncertainty surrounding the decline in home prices, negative technical factors, along with continued deterioration in collateral performance, has led to an increase in unrealized losses in these sectors from December 31, 2007 to June 30, 2008. The Company expects delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the near term.
The following table presents the Company’s exposure to ABS supported by sub-prime mortgage loans by credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and ABS other line in the table above. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $347 and $298, respectively, as of June 30, 2008, and $366 and $357, respectively, as of December 31, 2007. These securities were primarily rated AAA and backed by 2007 vintage year collateral.

Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]

June 30, 2008 [5]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$61	$56	$197	$170	$68	$55	$31	$19	$24	$17	$381	$317
2004	116	105	361	301	7	6	2	1	—	—	486	413
2005	97	88	698	565	57	49	4	4	7	5	863	711
2006	230	196	134	74	23	16	98	41	28	9	513	336
2007	136	102	16	8	68	35	57	40	156	83	433	268

Total	$640	$547	$1,406	$1,118	$223	$161	$192	$105	$215	$114	$2,676	$2,045

Credit protection	34.3%		50.4%		34.8%		27.8%		18.0%		39.7%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$93	$92	$213	$199	$113	$94	$8	$7	$7	$7	$434	$399
2004	133	131	358	324	2	2	2	1	—	—	495	458
2005	113	107	796	713	8	5	10	3	33	23	960	851
2006	457	413	67	55	2	3	3	2	8	2	537	475
2007	280	241	71	39	56	47	21	20	25	27	453	374

Total	$1,076	$984	$1,505	$1,330	$181	$151	$44	$33	$73	$59	$2,879	$2,557

Credit protection	32.7%		47.3%		21.1%		19.6%		17.1%		39.8%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $203 and $120, respectively, as of June 30, 2008 and $260 and $217, respectively, as of December 31, 2007.

[3]	As of June 30, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.2 years.

[4]	As of June 30, 2008, approximately 83% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades since December 31, 2007.
Commercial Mortgage Loans
Commercial real estate market cash flow fundamentals have been solid with mortgage delinquencies near all time lows. Recently, however, commercial real estate rents and property values have begun to soften. The following tables represent the Company’s exposure to CMBS bonds and commercial real estate CDOs by credit quality and vintage year. Credit protection represents the current weighted average percentage of the capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt. The table below does not include the Company’s exposure to CMBS IOs. These securities are AAA rated and have an amortized cost and fair value of $1,580 and $1,671, respectively, as of June 30, 2008 and $1,741 and $1,831, respectively, as of December 31, 2007.
CMBS — Bonds [1]

June 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,386	$2,349	$483	$453	$177	$162	$39	$37	$37	$36	$3,122	$3,037
2004	725	707	85	73	65	53	23	19	—	—	898	852
2005	1,215	1,152	462	376	351	299	64	53	23	20	2,115	1,900
2006	2,811	2,590	361	281	526	432	423	343	26	22	4,147	3,668
2007	1,038	937	439	342	157	122	150	116	3	2	1,787	1,519

Total	$8,175	$7,735	$1,830	$1,525	$1,276	$1,068	$699	$568	$89	$80	$12,069	$10,976

Credit protection	24.3%		16.2%		12.4%		7.5%		3.9%		20.8%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,666	$2,702	$495	$502	$289	$292	$30	$32	$46	$49	$3,526	$3,577
2004	709	708	89	87	130	128	23	21	—	—	951	944
2005	1,280	1,258	479	454	404	389	85	76	24	21	2,272	2,198
2006	2,975	2,910	415	395	763	739	456	400	24	22	4,633	4,466
2007	1,365	1,342	461	431	240	220	190	165	3	3	2,259	2,161

Total	$8,995	$8,920	$1,939	$1,869	$1,826	$1,768	$784	$694	$97	$95	$13,641	$13,346

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.
CMBS — CRE CDOs [1] [2] [3]

June 30, 2008 [4]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$280	$223	$96	$72	$55	$29	$41	$25	$53	$21	$525	$370
2004	148	119	28	19	11	6	22	15	21	9	230	168
2005	115	81	78	55	59	29	15	10	3	3	270	178
2006	330	198	121	82	77	44	34	23	5	5	567	352
2007	159	118	116	79	116	64	29	14	—	—	420	275
2008	24	19	11	8	15	9	4	2	—	—	54	38

Total	$1,056	$758	$450	$315	$333	$181	$145	$89	$82	$38	$2,066	$1,381

Credit protection	31.0%		28.0%		16.5%		41.8%		52.4%		29.7%

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$378	$320	$88	$73	$64	$42	$13	$10	$—	$—	$543	$445
2004	170	149	17	15	24	17	8	7	—	—	219	188
2005	178	153	63	52	60	42	6	5	—	—	307	252
2006	517	436	178	136	149	118	46	34	—	—	890	724
2007	107	97	92	80	72	58	13	10	—	—	284	245

Total	$1,350	$1,155	$438	$356	$369	$277	$86	$66	$—	$—	$2,243	$1,854

Credit protection	31.5%		27.1%		16.7%		10.4%		—		27.5%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of June 30, 2008, approximately 43% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]
For certain CDO’s, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDO’s.

[4]	The credit qualities above include downgrades since December 31, 2007.
In addition to commercial mortgage-backed securities, the Company has whole loan commercial real estate investments. The carrying value of these investments was $5.9 and $5.4 billion as of June 30, 2008 and December 31, 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are geographically dispersed throughout the United States and by property type. At June 30, 2008, the Company held one delinquent mortgage loan with a carrying value of $60, however, the value of the underlying collateral exceeds the carrying value. Accordingly, the Company had no valuation allowance for mortgage loans at June 30, 2008.
Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the softening economy and higher unemployment rates. Delinquencies and losses on consumer loans rose modestly during the second quarter of 2008 and the Company expects this trend to continue throughout the year. However, the Company does not expect its ABS consumer loan holdings to face credit concerns, as the borrower collateral quality and structural credit enhancement of the securities is sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality.

ABS Consumer Loans

June 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Credit card [1]	$373	$372	$6	$5	$150	$148	$509	$472	$—	$—	$1,038	$997
Auto [2]	171	166	36	36	152	145	214	203	41	29	614	579
Student loan [3]	309	259	333	288	141	104	—	—	—	—	783	651

Total	$853	$797	$375	$329	$443	$397	$723	$675	$41	$29	$2,435	$2,227

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Credit card [1]	$166	$166	$19	$19	$162	$162	$610	$591	$—	$—	$957	$938
Auto [2]	274	270	27	27	151	148	198	192	42	39	692	676
Student loan [3]	313	297	333	317	140	133	—	—	—	—	786	747

Total	$753	$733	$379	$363	$453	$443	$808	$783	$42	$39	$2,435	$2,361

[1]	As of June 30, 2008, approximately 12% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

[2]
Includes monoline insured securities with an amortized cost and fair value of $57 and $55, respectively, at June 30, 2008, and amortized cost and fair value of $49 at December 31, 2007. Additionally, approximately 6% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[3]
Includes monoline insured securities with an amortized cost and fair value of $102 and $77, respectively, at June 30, 2008, and amortized cost and fair value of $102 and $93, respectively, at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

Monoline Insured Securities
Monoline insurers guarantee the timely payment of principal and interest of certain securities. Municipalities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. Recent rating agency downgrades of bond insurers have not had a significant impact on the fair value of the Company’s insured portfolio; however, these downgrades have caused a shift in rating quality from AAA rated to AA and A rated since December 31, 2007. As of June 30, 2008, the fair value of the Company’s total monoline insured securities was $7.8 billion, with the fair value of the insured municipal securities totaling $7 billion. At June 30, 2008 and December 31, 2007, the overall credit quality of the municipal bond portfolio, including the benefits of monoline insurance, was AA- and AA+, respectively, and excluding the benefits of monoline insurance, the overall credit quality was AA-. In addition to the insured municipal securities, as of June 30, 2008, the Company has other insured securities with a fair value of $758. These securities include the below prime mortgage-backed securities and other consumer loan receivables discussed above and corporate securities. The Company also has direct investments in monoline insurers with a fair value of approximately $140 as of June 30, 2008.
Fixed Maturity and Equity Securities, Available-for-Sale, Consolidated Unrealized Loss
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale on a consolidated basis, as of June 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.
Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities

	June 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	2,566	$17,888	$17,259	$(629)	1,581	$10,879	$10,445	$(434)
Greater than three to six months	1,040	7,755	7,175	(580)	1,052	11,857	10,954	(903)
Greater than six to nine months	522	4,043	3,464	(579)	813	10,086	9,354	(732)
Greater than nine to twelve months	800	9,863	8,188	(1,675)	262	2,756	2,545	(211)
Greater than twelve months	1,879	16,897	14,480	(2,417)	1,735	10,563	10,071	(492)

Total	6,807	$56,446	$50,566	$(5,880)	5,443	$46,141	$43,369	$(2,772)

The gross unrealized loss position increased $3.1 billion since December 31, 2007 and $368 since March 31, 2008. The increase since December 31, 2007, primarily resulted from credit spreads widening. The increase since March 31, 2008 primarily resulted from rising interest rates, partially offset by credit spreads tightening.

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities Depressed over 20%

	June 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	420	$3,749	$2,472	$(1,277)	248	$1,898	$1,327	$(571)
Greater than three to six months	330	3,821	2,575	(1,246)	27	220	112	(108)
Greater than six to nine months	48	365	203	(162)	—	—	—	—
Greater than nine to twelve months	8	3	2	(1)	—	—	—	—
Greater than twelve months	5	20	12	(8)	6	40	26	(14)

Total	811	$7,958	$5,264	$(2,694)	281	$2,158	$1,465	$(693)

Consolidated Unrealized Loss Aging of Total Available-for-Sale Securities Depressed over 50%
(included in the depressed over 20% table above)

	June 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	119	$767	$318	$(449)	36	$127	$48	$(79)
Greater than three to six months	35	274	91	(183)	4	17	1	(16)
Greater than six to nine months	6	29	5	(24)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	160	$1,070	$414	$(656)	40	$144	$49	$(95)

The majority of the securities depressed over 20% as well as those over 50% for six consecutive months or greater in the tables above are CMBS and sub-prime RMBS. The Company performed quantitative and qualitative analysis on these portfolios, including cash flow modeling. For further discussion, see the discussion below the “Consolidated Available-for-Sale Securities by Type” table in this section above.
Additionally, the 20% for six consecutive months or greater in the tables above includes Corporate Financial Services securities that include corporate bonds as well as preferred equity issued by large financial institutions that are lower in the capital structure, and as a result, have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities within a reasonable period of time, generally two years. For further discussion on these securities, see the discussion below the “Consolidated Available-for-Sale Securities by Type” table in this section above.
Future changes in the fair value of the investment portfolio are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spreads movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of June 30, 2008 and December 31, 2007. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of June 30, 2008 and December 31, 2007, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2007 Form 10-K Annual Report.

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
Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads, including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Hartford is also exposed to credit and counterparty repayment risk. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments, under various market scenarios. For further discussion of market risk, see the “Capital Markets Risk Management” section of the MD&A in The Hartford’s 2007 Form 10-K Annual Report.
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
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated AA or higher with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 17 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
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
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimized the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management.
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized.
Counterparty exposure thresholds are developed for each of the counterparties based upon their ratings. The maximum threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in five legal entities and therefore the maximum combined exposure for a single counterparty over all legal entities that use derivatives is $50.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.
The Company is also exposed to credit spreads risk related to security market price and cash flows associated with changes in credit spreads. Credit spreads widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. During 2008, credit spreads widening resulted in a significant increase in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section.

Life’s Equity Products Risk
The Company’s Life operations are significantly influenced by changes in the U.S., Japanese, and other global equity markets. Appreciation or depreciation in equity markets impacts certain assets and liabilities related to the Company’s variable products and the Company’s net income derived from those products. The Company’s variable products include variable annuities, mutual funds, and variable life insurance sold to retail and institutional customers.
Generally, declines in equity markets will:
•	reduce the value of assets under management and the amount of fee income generated from those assets;

•
reduce the value of equity securities, held for trading, for international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those annuities;

•	increase the liability for guaranteed minimum withdrawal and accumulation benefits (GMWB and GMAB) resulting in realized capital losses;

•	increase the value of derivative assets used to hedge GMWB resulting in realized capital gains;

•	increase the Company’s net amount at risk for guaranteed death benefits and guaranteed income benefits; and

•	decrease the Company’s actual gross profits, resulting in a negative true-up to current period DAC amortization.
A prolonged or precipitous market decline may:
•	turn customer sentiment toward equity-linked products negative, causing a decline in sales;

•
cause a significant decrease in the range of reasonable estimates of future gross profits used in the Company’s quantitative assessment of its modeled estimates of gross profits. If, in a given financial statement period, the modeled estimates of gross profits are determined to be unreasonable, the Company will accelerate the amount of DAC amortization in that period. Particularly in the case of variable annuities, an acceleration of DAC amortization could potentially cause a material adverse deviation in that period’s net income, but it would not affect the Company’s cash flow or liquidity position. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities.

•	increase costs under the Company’s hedging programs.
In addition to the impact on U.S. GAAP results, Life’s statutory financial results also have exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, we would expect lower statutory net income and significant increases in the amount of statutory surplus Life would have to devote to maintain targeted rating agency, regulatory risk based capital (“RBC”) ratios and other similar solvency margin ratios. However, in addition to the Company’s use of reinsurance, hedging instruments and other risk management techniques, described below, the Company maintains capital resources to manage the statutory net income and surplus risks associated with equity market declines. See Variable Annuity Equity Risk Impact on Statutory Distributable Earnings in The Company’s Form 10-K for further information.
Equity Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB, GMAB, and GMIB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including, U.S. GAAP net income and statutory capital. The Company manages the equity market risks embedded in these product guarantees through product design, reinsurance, and hedging programs. The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different and may influence the form of risk management employed by the Company.
Many benefit guarantees meet the definition of an embedded derivative under SFAS 133 (GMWB and GMAB) and are recorded at fair value, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in net income. However, for other benefit guarantees, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or when the benefit received is in substance a long-term financing (GMIB) the accounting for the benefit is prescribed by SOP 03-1.
As a result of these significant accounting differences, the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB.

The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. The Company’s variable annuity market share in the U.S. has generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s market share has generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. In the absence of this innovation, the Company’s market share in one or more of its markets could decline.
The Company expects to evolve its risk management strategies over time to mitigate its aggregate exposures to market-driven changes in U.S. GAAP equity, statutory capital and other economic metrics. Because these strategies target a reduction of a combination of exposures rather than a single one, further risk management changes could cause volatility of U.S. GAAP net income to increase, particularly if the Company places an increased relative weight on protection of statutory surplus in future strategies.
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
Guaranteed Minimum Withdrawal Benefits and Guaranteed Minimum Accumulation Benefits
The majority of the Company’s U.S. and U.K. variable annuities are sold with a GMWB living benefit rider, which is accounted for under SFAS 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts and will increase the Company’s existing liability for those benefits. The fair value of the Company’s GMWB obligations was $1.7 billion as of June 30, 2008.
The Company uses reinsurance to manage the risk exposure for a portion of contracts issued with GMWB riders. The fair value of the Company’s reinsurance asset as of June 30, 2008 was $250. Contracts not covered by reinsurance generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value. In order to minimize the volatility associated with the non-reinsured GMWB liabilities, the Company established a dynamic hedging program.
The Company uses hedging instruments to hedge its non-reinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets. The fair value of these hedging instruments at June 30, 2008 was $784. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position within defined risk parameters, hedge ineffectiveness may also result from factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its living benefits. During 2007 and in April of 2008, the Company entered into customized swap contracts to hedge certain capital market risk components for the remaining term of specific blocks of non-reinsured GMWB riders. As of June 30, 2008, these swaps had a notional value of $14.6 billion and a market value of $85.
The following table illustrates the Company’s U.S. GMWB account value by type of SFAS 133/157 risk management strategy:

Risk Management Strategy	Duration	Account Value	%
Entire risk reinsured with a third party	Life of Product	$8,526	16%[1]
Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	14,581	28%
Dynamic hedging of capital markets risk using various derivative instruments	Weighted average of 7 years	28,798	56%

		$51,905	100%

[1]
During July 2008, the Company executed an agreement to reinsure GMWB risks to a third party. Had this transaction been in place on June 30, 2008, approximately $15.0 billion or 29% of our U.S. GMWB would have been covered by reinsurance.

The net effect of the change in value of the U.S. and UK embedded derivatives, net of the results of the risk management programs, for the three months ended June 30, 2008 and 2007, was a loss of $13 and $133 before deferred acquisition costs and tax effects, respectively. The net effect of the change in value of the U.S. and UK embedded derivatives, net of the results of the hedging program, for the six months ended June 30, 2008 and 2007, was a loss of $749 (primarily reflecting the adoption of SFAS 157 and mortality assumption changes made by the Company during 2008) and $111 before deferred policy acquisition costs and tax effects, respectively.
The value of the GMAB associated with Japan’s product offering, recorded as an embedded derivative under SFAS 133, was a liability of $23 at June 30, 2008.
Guaranteed Minimum Death Benefits and Guaranteed Minimum Income Benefits
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $546, as of June 30, 2008. Declines in the equity market may increase the Company’s exposure to death benefits under these contracts.

The Company’s total gross exposure (i.e., before reinsurance) to U.S. guaranteed death benefits as of June 30, 2008 is $11.1 billion. The Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. The Company currently reinsures 63% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) is $4.1 billion, as of June 30, 2008. This amount is often referred to as the retained net amount at risk.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $44 as of June 30, 2008. Declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios.
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of June 30, 2008 is $2.2 billion. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. The Company currently reinsures 22% of the death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s retained net amount at risk is $1.7 billion.
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
In June 2008, The Hartford’s Board of Directors authorized a new $1 billion stock repurchase program which is in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of June 30, 2008, The Hartford has completed the $2 billion stock repurchase program and has $936 remaining for stock repurchase under the new $1 billion repurchase program. For further discussion of treasury shares acquired in 2008, refer to the Stockholders’ Equity section below.
HFSG and Hartford Life, Inc. (“HLI”) are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG in 2008 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $784 in dividends to HLI in 2008 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2008. From January 1, 2008 through June 30, 2008, HFSG and HLI received a combined total of $811 from their insurance subsidiaries. From July 1, 2008 through July 18, 2008, HFSG and HLI received a combined total of $508 from their insurance subsidiaries.
The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position to meet liquidity needs. As of June 30, 2008 and December 31, 2007, HFSG held total fixed maturity investments of $1.4 billion and $457, of which $1.3 billion and $154 were short-term investments. HFSG intends to use $425 to repay its 5.55% notes at maturity on August 16, 2008, $200 to repay its 6.375% notes at maturity on November 1, 2008 and $330 to repay its 5.663% notes at maturity on November 16, 2008. HFSG issued $1 billion of senior notes during the first half of 2008 to pre-fund payment of these maturities. For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections above.

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

			Maximum Available As of		Outstanding As of
	Effective	Expiration	June 30,	December 31,	June 30,	December 31,
Description	Date	Date	2008	2007	2008	2007
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$374	$373
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	2,000	2,000	—	—
Line of Credit
Life Japan Operations [1]	9/18/02	1/5/09	47	45	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$4,047	$4,045	$374	$373

[1]	As of June 30, 2008 and December 31, 2007, the line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $2.0 billion of unsecured credit. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of June 30, 2008, the Company was in compliance with all such covenants.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2007 Form 10-K Annual Report.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974 as amended by the Pension Protection Act of 2006 mandates minimum contributions in certain circumstances. For 2008, the Company does not expect to have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial. The Company expects to contribute $200 to the pension plans and other postretirement benefit plans during 2008.

Capitalization
The capital structure of The Hartford as of June 30, 2008 and December 31, 2007 consisted of debt and equity, summarized as follows:

	June 30,	December 31,
	2008	2007	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$1,353	$1,365	(1%)
Long-term debt	4,618	3,142	47%
Total debt [1]	5,971	4,507	32%
Equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	19,604	20,062	(2%)
AOCI, net of tax	(2,780)	(858)	NM

Total stockholders’ equity	$16,824	$19,204	(12%)

Total capitalization including AOCI	$22,795	$23,711	(4%)

Debt to equity	35%	23%
Debt to capitalization	26%	19%

[1]	Total debt of the Company excludes $1.1 billion and $809 of consumer notes as of June 30, 2008 and December 31, 2007, respectively.
The Hartford’s total capitalization decreased $916 and 4% from December 31, 2007 to June 30, 2008 primarily due to the following:

AOCI, net of tax	• Decreased $1.9 billion primarily due to increases in unrealized losses on securities of $2.0 billion.

Total Debt	• Increased from issuance of $1.0 billion in senior notes and $500 in junior subordinated debentures, see discussion below.
Debt
Senior Notes
On May 12, 2008, The Hartford issued $500 of 6.0% senior notes due January 15, 2019. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-142044).
On March 4, 2008, The Hartford issued $500 of 6.3% senior notes due March 15, 2018. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-142044).
HFSG intends to use proceeds from the total $1 billion in issuances of senior notes to repay its $425 5.55% notes at maturity on August 16, 2008, $200 6.375% notes at maturity on November 1, 2008 and $330 5.663% notes at maturity on November 16, 2008.
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Junior Subordinated Debentures
On June 6, 2008, the Company issued $500 aggregate principal amount of 8.125% fixed-to-floating rate junior subordinated debentures (the “debentures”) due June 15, 2068 for net proceeds of approximately $493, after deducting underwriting discounts and expense of the offering. The debentures bear interest at an annual fixed rate of 8.125% from the date of issuance to, but excluding, June 15, 2018, payable semi-annually in arrears on June 15 and December 15. From and including June 15, 2018, the debentures will bear interest at an annual rate, reset quarterly, equal to three-month LIBOR plus 4.6025%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures. If the Company defers interest for five consecutive years or, if earlier, pays current interest during a deferral period, which may be paid from any source of funds, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.
The debentures carry a scheduled maturity date of June 15, 2038 and a final maturity date of June 15, 2068. During the 180-day period ending on a notice date not more than fifteen and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell certain qualifying replacement securities sufficient to permit repayment of the debentures at the scheduled maturity date. If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying replacement securities to permit the repayment in full of the debentures. If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds.
Subject to the replacement capital covenant described below, the Company can redeem the debentures at its option, in whole or in part, at any time on or after June 15, 2018 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest. The Company can redeem the debentures at its option prior to June 15, 2018 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.

In connection with the offering of the debentures, the Company entered into a “replacement capital covenant” for the benefit of holders of one or more designated series of the Company’s indebtedness, initially the Company’s 6.1% notes due 2041. Under the terms of the replacement capital covenant, if the Company redeems the debentures at any time prior to June 15, 2048 it can only do so with the proceeds from the sale of certain qualifying replacement securities.
Consumer Notes
As of June 30, 2008 and December 31, 2007, $1,113 and $809, respectively, of consumer notes were outstanding. As of June 30, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended June 30, 2008 and 2007, interest credited to holders of consumer notes was $14 and $6, respectively. For the six months ended June 30, 2008 and 2007, interest credited to holders of consumer notes was $26 and $11, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Stockholders’ Equity
Treasury stock acquired - During the three months ended June 30, 2008, The Hartford repurchased $871 (11.7 million shares), of which $500 (6.3 million shares) was repurchased under an accelerated share repurchase transaction described below. From July 1, 2008 through July 18, 2008, The Hartford repurchased an additional $129 (2.0 million shares) for total share repurchases of $1.0 billion (13.7 million shares) in 2008.
On June 4, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with a major financial institution. Under the terms of the agreement, The Hartford paid $500 and initially received a minimum number of shares based on a maximum or “capped” share price. The Company funded this payment with proceeds from the offering of the junior subordinated debentures (see Note 11). The Hartford initially received 6.3 million shares of common stock based on the “cap” price which were recorded to Treasury Stock and deducted on a weighted basis from the number of shares outstanding as of June 30, 2008 in calculating earnings per share. The actual per share purchase price and the final number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of the Company’s common stock, not to be fixed above a cap price nor fall lower than a floor price. Additional shares that may be delivered to The Hartford and the average price paid for all shares repurchased during the ASR will be determined by the Company’s stock price activity through the final averaging date, not less than 22 and not more than 66 exchange trading days from June 11, 2008. Had the contract settled on June 30, 2008, the Company would have received an additional 1.0 million shares. The Company has accounted for this transaction in accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”
Dividends - On May 22, 2008, The Hartford’s Board of Directors declared a quarterly dividend of $0.53 per share payable on July 1, 2008 to shareholders of record as of June 2, 2008.
On July 17, 2008, The Hartford’s Board of Directors declared a quarterly dividend of $0.53 per share payable on October 1, 2008 to shareholders of record as of September 2, 2008.
AOCI - AOCI, net of tax, decreased by $1.9 billion as of June 30, 2008 compared with December 31, 2007. The decrease in AOCI includes unrealized losses on securities of $2.0 billion, primarily due to widening credit spreads associated with fixed maturities. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Cash Flow

	Six months ended
	June 30,
	2008	2007
Net cash provided by operating activities	$2,261	$2,947
Net cash used for investing activities	$(4,317)	$(3,158)
Net cash provided by financing activities	$2,002	$482
Cash — end of period	$2,084	$1,624
The decrease in cash from operating activities compared to prior year period was primarily the result of decreased net income and an increase in payments on payables and accrual balances. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities increased primarily due to $1.5 billion in issuances of long-term debt in 2008 and short-term debt repayments reflected in the prior year period activity.
Operating cash flows for the six months ended June 30, 2008 and 2007 have been adequate to meet liquidity requirements.

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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of July 18, 2008.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a	A	A	A2
Commercial paper	AMB-1	F1	A-1	P-1
Junior subordinated debentures	bbb+	A-	BBB+	A3
Hartford Life, Inc.:
Senior debt	a	A	A	A2
Hartford Life Insurance Company:
Short term rating	—	—	A-1+	P-1
Consumer notes	a+	AA-	AA-	A1
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
The table below sets forth statutory surplus for the Company’s insurance companies.

	June 30,	December 31,
	2008	2007
Life Operations	$5,435	$5,786
Japan Life Operations	1,529	1,620
Property & Casualty Operations	8,319	8,509

Total	$15,283	$15,915

Contingencies
Legal Proceedings - For a discussion regarding contingencies related to The Hartford’s legal proceedings, see Part II, Item 1, “Legal Proceedings”.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2008.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Broker Compensation Litigation - Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of claims in both consolidated amended complaints, except the ERISA claims.
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

In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The trial court denied the defendants’ motion to dismiss the complaint in July 2008. The Company disputes the allegations and intends to defend this action vigorously.
Fair Credit Reporting Act Class Action - In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid approximately $86.5 to eligible claimants in connection with the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
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
Item 1A. RISK FACTORS
Refer to Part II, Item 1A of The Hartford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and Part I, Item 1A in The Hartford’s 2007 Form 10-K Annual Report for an explanation of the Company’s risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2008:

				Total Number of	Approximate Dollar
				Shares Purchased as	Value of Shares that
	Total Number		Average Price	Part of Publicly	May Yet Be
	of Shares		Paid Per	Announced Plans or	Purchased Under
Period	Purchased		Share	Programs	the Plans or Programs
					(in millions)
April 1, 2008 – April 30, 2008	19	[1]	$72.48	—	$807
May 1, 2008 – May 31, 2008	2,117,189	[1]	$69.90	—	$659
June 1, 2008 – June 30, 2008	9,561,800	[1] [2]	$75.68	—	$936	[3]

Total	11,679,008		$74.63	—	N/A

[1]	Includes 19, 414 and 3,996 shares in April, May and June, respectively, acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

[2]
Includes 6,333,026 shares delivered to the Company’s treasury stock account pursuant to the terms of a collared accelerated stock repurchase confirmation agreement between the Company and a major financial institution (see Note 12 to the Condensed Consolidated Financial Statements).

[3]	In June 2008, The Hartford’s Board of Directors authorized a new $1 billion stock repurchase program which is in addition to the $2 billion program completed in June 2008.

In June 2008, The Hartford’s Board of Directors authorized a new $1 billion stock repurchase program which is in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of June 30, 2008, The Hartford has completed the $2 billion stock repurchase program and has $936 remaining for stock repurchase under the new $1 billion repurchase program. From July 1, 2008 through July 18, 2008, The Hartford repurchased an additional $129 (2.0 million shares) for total share repurchases of $1.0 billion (13.7 million shares) in 2008.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On May 21, 2008, The Hartford held its annual meeting of shareholders. The following matters were considered and voted upon: (1) the election of ten directors, each to serve until the next annual meeting of shareholders and the election and qualifications of his or her successor; and (2) a proposal to ratify the appointment of the Company’s independent auditors, Deloitte & Touche LLP, for the fiscal year ending December 31, 2008.
Only shareholders of record as of the close of business on March 24, 2008 were entitled to vote at the annual meeting. As of March 24, 2008, 314,589,526 shares of common stock of the Company were outstanding and entitled to vote at the annual meeting.
Set forth below is the vote tabulation relating to the two items presented to the shareholders at the annual meeting:
(1) The shareholders elected each of the ten nominees to the Board of Directors:

	Votes Cast
Names of Director Nominees	For	Against	Abstained
Ramani Ayer	271,461,322	4,160,098	2,586,359
Ramon de Oliveira	273,448,342	2,203,409	2,556,028
Trevor Fetter	273,315,964	2,343,558	2,548,257
Edward J. Kelly, III	273,350,338	2,297,822	2,559,619
Paul G. Kirk, Jr.	271,138,381	4,164,250	2,905,148
Thomas M. Marra	271,909,091	3,750,301	2,548,387
Gail J. McGovern	273,488,758	2,165,701	2,553,320
Michael G. Morris	272,158,947	3,496,604	2,552,228
Charles B. Strauss	273,465,230	2,189,911	2,552,638
H. Patrick Swygert	271,439,284	4,195,071	2,573,424

(2) The shareholders ratified the appointment of the Company’s independent auditors:

Shares For:	274,981,694
Shares Against:	587,962
Shares Abstained:	2,638,123
Item 6. EXHIBITS
See Exhibits Index on page 144.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)
Date: July 28, 2008	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2008
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

4.01	6.000% Senior Note due January 15, 2019 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 12, 2008).

4.02	8.125% Fixed-to-Floating Rate Junior Subordinated Debenture due 2068 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.03
Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.04
First Supplemental Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.05	Replacement Capital Covenant, dated as of June 6, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

10.01	Accelerated Share Repurchase Confirmation Agreement, dated as of June 4, 2008, between The Hartford Financial Services Group, Inc. and Credit Suisse International.

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Lizabeth H. Zlatkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.