Form 10-Q
period 2008-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2008-10-29
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2008, there were outstanding 300,570,776 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2008 and 2007, and changes in stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 28, 2008

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,903	$4,062	$11,637	$11,760
Fee income	1,333	1,398	4,056	4,026
Net investment income (loss)
Securities available-for-sale and other	1,103	1,298	3,526	3,907
Equity securities held for trading	(3,415)	(698)	(5,840)	746

Total net investment income (loss)	(2,312)	600	(2,314)	4,653
Other revenues	132	126	377	368
Net realized capital losses	(3,449)	(363)	(5,102)	(565)

Total revenues	(393)	5,823	8,654	20,242

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,994	3,666	10,937	10,543
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	(3,415)	(698)	(5,840)	746
Amortization of deferred policy acquisition costs and present value of future profits	1,927	476	3,201	2,185
Insurance operating costs and expenses	1,029	973	3,026	2,826
Interest expense	84	67	228	196
Other expenses	171	164	542	522

Total benefits, losses and expenses	3,790	4,648	12,094	17,018
Income (loss) before income taxes	(4,183)	1,175	(3,440)	3,224
Income tax expense (benefit)	(1,552)	324	(1,497)	870

Net income (loss)	$(2,631)	$851	$(1,943)	$2,354

Earnings (Loss) per share
Basic	$(8.74)	$2.70	$(6.29)	$7.42
Diluted	$(8.74)	$2.68	$(6.29)	$7.35

Weighted average common shares outstanding	301.1	315.4	308.8	317.3
Weighted average common shares outstanding and dilutive potential common shares	301.1	318.0	308.8	320.1

Cash dividends declared per share	$0.53	$0.50	$1.59	$1.50

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share and per share data)	2008	2007
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $77,007 and $80,724)	$70,091	$80,055
Equity securities, held for trading, at fair value (cost of $33,974 and $30,489)	33,655	36,182
Equity securities, available-for-sale, at fair value (cost of $1,645 and $2,611)	1,730	2,595
Policy loans, at outstanding balance	2,159	2,061
Mortgage loans on real estate	6,222	5,410
Limited partnerships and other alternative investments	2,817	2,566
Other investments	1,410	615
Short-term investments	5,353	1,602

Total investments	123,437	131,086
Cash	1,963	2,011
Premiums receivable and agents’ balances	3,627	3,681
Reinsurance recoverables	5,675	5,150
Deferred policy acquisition costs and present value of future profits	12,272	11,742
Deferred income taxes	3,560	308
Goodwill	1,801	1,726
Property and equipment, net	1,038	972
Other assets	4,083	3,739
Separate account assets	154,029	199,946

Total assets	$311,485	$360,361

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$22,605	$22,153
Life	16,602	15,331
Other policyholder funds and benefits payable	47,208	44,190
Other policyholder funds and benefits payable — International variable annuities	33,629	36,152
Unearned premiums	5,523	5,545
Short-term debt	927	1,365
Long-term debt	4,620	3,142
Consumer notes	1,225	809
Other liabilities	12,560	12,524
Separate account liabilities	154,029	199,946

Total liabilities	298,928	341,157

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, $0.01 par value — 750,000,000 shares authorized, 329,923,910 and 329,951,138 shares issued	3	3
Additional paid-in capital	6,598	6,627
Retained earnings	12,249	14,686
Treasury stock, at cost — 29,569,622 and 16,108,895 shares	(2,138)	(1,254)
Accumulated other comprehensive loss, net of tax	(4,155)	(858)

Total stockholders’ equity	12,557	19,204

Total liabilities and stockholders’ equity	$311,485	$360,361

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended
	September 30,
(In millions, except for share data)	2008	2007
	(Unaudited)
Common Stock and Additional Paid-in Capital
Balance at beginning of period	$6,630	$6,324
Issuance of shares under incentive and stock compensation plans	(39)	219
Tax benefit on employee stock options and awards	10	45

Balance at end of period	6,601	6,588

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting changes, net of tax	14,686	12,421
Cumulative effect of accounting changes, net of tax	(3)	(41)

Balance at beginning of period, as adjusted	14,683	12,380
Net income (loss)	(1,943)	2,354
Dividends declared on common stock	(491)	(474)

Balance at end of period	12,249	14,260

Treasury Stock, at Cost
Balance at beginning of period	(1,254)	(47)
Treasury stock acquired	(1,000)	(1,172)
Issuance of shares under incentive and stock compensation plans from treasury stock	133	—
Return of shares under incentive and stock compensation plans to treasury stock	(17)	(13)

Balance at end of period	(2,138)	(1,232)

Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(858)	178
Total other comprehensive loss	(3,297)	(844)

Balance at end of period	(4,155)	(666)

Total stockholders’ equity	$12,557	$18,950

Outstanding Shares (in thousands)
Balance at beginning of period	313,842	323,315
Treasury stock acquired	(14,682)	(12,643)
Issuance of shares under incentive and stock compensation plans	1,442	3,185
Return of shares under incentive and stock compensation plans to treasury stock	(248)	(135)

Balance at end of period	300,354	313,722

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$(2,631)	$851	$(1,943)	$2,354

Other comprehensive income (loss)
Change in net unrealized gain/loss on securities	(1,483)	(224)	(3,509)	(970)
Change in net gain/loss on cash-flow hedging instruments	163	48	177	(20)
Change in foreign currency translation adjustments	(63)	100	11	111
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	8	11	24	35

Total other comprehensive loss	(1,375)	(65)	(3,297)	(844)

Total comprehensive income (loss)	$(4,006)	$786	$(5,240)	$1,510

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2008	2007
	(Unaudited)
Operating Activities
Net income (loss)	$(1,943)	$2,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	3,201	2,185
Additions to deferred policy acquisition costs and present value of future profits	(2,837)	(3,177)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	1,689	1,216
Reinsurance recoverables	(19)	417
Receivables and other assets	646	(234)
Payables and accruals	(673)	437
Accrued and deferred income taxes	(1,604)	538
Net realized capital losses	5,102	565
Net receipts (to) from investment contracts related to policyholder funds - International variable annuities	1,740	4,446
Net (increase) decrease in equity securities, held for trading	(1,799)	(4,288)
Depreciation and amortization	263	484
Other, net	(828)	(376)

Net cash provided by operating activities	2,938	4,567
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	17,523	26,816
Equity securities, available-for-sale	995	450
Mortgage loans	351	1,245
Partnerships	130	250
Payments for the purchase of:
Fixed maturities, available-for-sale	(19,392)	(30,127)
Equity securities, available-for-sale	(689)	(865)
Mortgage loans	(1,161)	(3,161)
Partnerships	(556)	(929)
Purchase price of businesses acquired	(94)	—
Change in policy loans, net	(98)	1
Change in payables for collateral under securities lending, net	(339)	2,046
Change in all other securities, net	(524)	(379)
Additions to property and equipment, net	(195)	(251)

Net cash used for investing activities	(4,049)	(4,904)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	15,752	26,315
Withdrawals and other deductions from investment and universal life-type contracts	(20,276)	(22,678)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	5,584	(2,226)
Issuance of long-term debt	1,487	495
Repayments at maturity of long-term debt	(425)	(300)
Payments on capital lease obligations	(37)	—
Change in short-term debt	—	75
Proceeds from issuance of consumer notes	445	465
Repayments at maturity of consumer notes	(29)	—
Proceeds from issuance of shares under incentive and stock compensation plans	47	166
Excess tax benefits on stock-based compensation	4	29
Treasury stock acquired	(1,000)	(1,172)
Return of shares under incentive and stock compensation plans to treasury stock	(17)	(13)
Dividends paid	(501)	(481)

Net cash provided by financing activities	1,034	675
Foreign exchange rate effect on cash	29	190
Net increase (decrease) in cash	(48)	528
Cash — beginning of period	2,011	1,424

Cash — end of period	$1,963	$1,952

Supplemental Disclosure of Cash Flow Information
Net Cash Paid During the Period For:
Income taxes	$232	$366
Interest	$186	$172
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
The accompanying condensed consolidated financial statements and notes as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2007 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was preceded by a press release that was jointly issued by the Office of the Chief Accountant of the SEC and the FASB staff on September 30, 2008 which provides immediate clarification on fair value accounting based on the measurement guidance of SFAS 157. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 did not have an impact on the Company’s consolidated financial statements.
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
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock
In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock for the purposes of determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 concluded that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. EITF 07-5 shall be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF is adopted. The Company expects to adopt EITF 07-5 on January 1, 2009, and the adoption is not expected to have a material effect on the Company’s consolidated financial condition and results of operations.
Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”) and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities, which are effective for the first period (including interim periods) beginning after May 2008. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company’s consolidated financial condition and results of operations.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009 for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company expects to adopt FSP FAS 142-3 on January 1, 2009, and does not expect the adoption to have a material effect on the Company’s consolidated financial condition and results of operations.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009.
Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). This FSP amends SFAS 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures. The Company expects to adopt FSP FAS 133-1 and FIN 45-4 on December 31, 2008.
Income Taxes
The effective tax rate for the three months ended September 30, 2008 and 2007 was 37% and 28%, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 44% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2008 pretax loss and a decrease in the tax expense on the 2007 pretax income.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $50 and $27 in the three months ended September 30, 2008 and 2007, and $158 and $115 in the nine months ended September 30, 2008 and 2007, respectively. The benefit recorded in the nine months ended September 30, 2008 included prior period adjustments of $9 related to the 2007 tax return.

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
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. During the second quarter of 2008, the Company booked a tax benefit of $4 related to the 2007 provision to filed return adjustment. The Company recorded benefits related to separate account FTC of $3 and $3 in the three months ended September 30, 2008 and 2007, and $14 and $7 in the nine months ended September 30, 2008 and 2007, respectively.
In total, there was no net change in the Company’s unrecognized tax benefits during the nine months ended September 30, 2008. Unrecognized tax benefits increased by $12 as a result of tax positions expected to be taken on the Company’s 2008 tax return and decreased by $12 with respect to tax positions taken on the 2007 tax return. Total unrecognized tax benefits as of September 30, 2008 were $76. This entire amount, if it were recognized, would lower the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the IRS. The examination of the Company’s tax returns for 2002 through 2003 is anticipated to be completed during 2008. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits in early 2009. Such benefits are not expected to be material to the statement of operations.
2. Earnings (Loss) Per Share
The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Net Income		Per Share	Net Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic Earnings (Loss) per Share
Net income available to common shareholders	$(2,631)	301.1	$(8.74)	$(1,943)	308.8	$(6.29)

Diluted Earnings (Loss) per Share [1]
Stock compensation plans	—	—		—	—

Net income available to common shareholders plus assumed conversions	$(2,631)	301.1	$(8.74)	$(1,943)	308.8	$(6.29)

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share
Net income available to common shareholders	$851	315.4	$2.70	$2,354	317.3	$7.42

Diluted Earnings per Share
Stock compensation plans	—	2.6		—	2.8

Net income available to common shareholders plus assumed conversions	$851	318.0	$2.68	$2,354	320.1	$7.35

[1]
As a result of the net loss in the three and nine months ended September 30, 2008, SFAS 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the three and nine months ended September 30, 2008 diluted earnings (loss) per share, since the inclusion of shares for stock compensation plans of 1.0 and 1.5, respectively, would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 302.1 and 310.3, respectively.

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
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note 1. Life primarily evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each reporting segment is allocated corporate surplus as needed to support its business. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Inter-segment revenues primarily occur between Life’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus. Consolidated Life net investment income is unaffected by such transactions.
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment. For the three months ended September 30, 2008 and 2007, AARP accounted for earned premiums of $695 and $680, respectively, in Personal Lines. For the nine months ended September 30, 2008 and 2007, AARP accounted for earned premiums of $2.1 billion and $2.0 billion, respectively, in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. Earned premiums assumed (ceded) under the inter-segment arrangements were as follows:

	Three Months Ended		Nine Months Ended
Net assumed (ceded) earned premiums under	September 30,		September 30,
inter-segment arrangements	2008	2007	2008	2007
Personal Lines	$(1)	$(2)	$(4)	$(5)
Small Commercial	(8)	(7)	(23)	(22)
Middle Market	(8)	(8)	(24)	(25)
Specialty Commercial	17	17	51	52

Total	$—	$—	$—	$—

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following tables present revenues and net income (loss) by segment. Underwriting results are presented for the Personal Lines, Small Commercial, Middle Market and Specialty Commercial segments, while net income (loss) is presented for each of Life’s reporting segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2008	2007	2008	2007
Life [1]
Retail [2]	$435	$806	$1,483	$2,550
Individual Life	119	267	660	853

Total Individual Markets Group	554	1,073	2,143	3,403
Retirement Plans	1	130	293	426
Group Benefits	779	1,166	3,099	3,573

Total Employer Markets Group	780	1,296	3,392	3,999
International [2]	190	247	603	643
Institutional	(84)	782	692	1,831
Other	(29)	25	28	157

Total Life segment revenues [1] [2]	1,411	3,423	6,858	10,033
Net investment income (loss) on equity securities, held for trading [3]	(3,415)	(698)	(5,840)	746

Total Life [1] [2]	(2,004)	2,725	1,018	10,779
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines	978	984	2,941	2,904
Small Commercial	678	683	2,048	2,048
Middle Market	553	582	1,688	1,779
Specialty Commercial	358	377	1,087	1,139

Ongoing Operations earned premiums	2,567	2,626	7,764	7,870
Net investment income	285	346	929	1,082
Other revenues [4]	132	126	377	368
Net realized capital losses	(1,268)	(72)	(1,455)	(73)

Total Ongoing Operations	1,716	3,026	7,615	9,247
Other Operations	(109)	60	(10)	184

Total Property & Casualty	1,607	3,086	7,605	9,431
Corporate	4	12	31	32

Total revenues [1] [2]	$(393)	$5,823	$8,654	$20,242

[1]	For the three and nine months ended September 30, 2008, Life segment revenues includes other-than-temporary impairments of $1.8 billion and $2.1 billion, respectively.

[2]
For the nine months ended September 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616 and $34 for Retail and International, respectively. For further discussion of the SFAS 157 adoption impact, refer to Note 4.

[3]
Management does not include net investment income (loss) and the mark-to-market effects of equity securities held for trading supporting the international variable annuity business in its segment revenues since corresponding amounts are credited to policyholders.

[4]	Represents servicing revenue.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income (Loss)	2008	2007	2008	2007
Life [1]
Retail [2]	$(822)	$294	$(729)	$616
Individual Life	(102)	55	(52)	151

Total Individual Markets Group	(924)	349	(781)	767
Retirement Plans	(160)	4	(134)	54
Group Benefits	(186)	83	(78)	235

Total Employer Markets Group	(346)	87	(212)	289
International [2]	(107)	90	(27)	185
Institutional	(393)	8	(543)	60
Other	(45)	(9)	(73)	(20)

Total Life [1] [2]	(1,815)	525	(1,636)	1,281
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	(45)	78	78	292
Small Commercial	82	119	270	304
Middle Market	(38)	22	14	89
Specialty Commercial	(43)	6	20	50

Total Ongoing Operations underwriting results	(44)	225	382	735
Net servicing income [3]	14	16	21	41
Net investment income	285	346	929	1,082
Net realized capital losses	(1,268)	(72)	(1,455)	(73)
Other expenses	(58)	(63)	(180)	(179)
Income tax (expense) benefit	405	(111)	195	(452)

Ongoing Operations	(666)	341	(108)	1,154
Other Operations	(108)	12	(91)	4

Total Property & Casualty	(774)	353	(199)	1,158
Corporate	(42)	(27)	(108)	(85)

Net income (loss) [1] [2]	$(2,631)	$851	$(1,943)	$2,354

[1]	For the three and nine months ended September 30, 2008, Life segment net income includes other-than-temporary impairments, after-tax and DAC, of $1.1 billion and $1.3 billion, respectively.

[2]
For the nine months ended September 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $11 for Retail and International, respectively. For further discussion of the SFAS 157 adoption impact, refer to Note 4.

[3]	Net of expenses related to service business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Total assets of The Hartford decreased primarily due to market declines impacting Life separate account assets and reductions in the fair value of investments. Total assets of The Hartford by reporting segments are as follows:

	September 30,	December 31,
Assets	2008	2007
Life
Retail	$112,145	$136,023
Individual Life	14,516	15,590

Total Individual Markets Group	126,661	151,613
Retirement Plans	25,743	27,986
Group Benefits	9,203	9,295

Total Employer Markets Group	34,946	37,281
International	40,298	41,625
Institutional	62,598	78,766
Other	4,364	6,891

Total Life	268,867	316,176
Property & Casualty
Ongoing Operations	34,582	35,899
Other Operations	5,377	5,942

Total Property & Casualty	39,959	41,841
Corporate	2,659	2,344

Total Assets	$311,485	$360,361

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
Accounting for Guaranteed Benefits Offered With Variable Annuities
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal, income and accumulation benefits. Those benefits are accounted for under SFAS 133 or AICPA Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Guaranteed minimum benefits often meet the definition of an embedded derivative under SFAS 133 as they have notional amounts (the guaranteed balance) and underlyings (the investment fund options), they require no initial net investment and they have terms that require or permit net settlement. However, certain guaranteed minimum benefits settle only upon a single insurable event, such as death (guaranteed minimum death benefits or “GMDB”) or living (life contingent portion of guaranteed minimum withdrawal benefits or “GMWB”), and as such are outside of the scope of SFAS 133 under the “insurance contract exception”. Other guaranteed minimum benefits require settlement in the form of a long-term financing transaction, such as is typical with guaranteed minimum income benefits (“GMIB”), and as such do not meet the net settlement requirement in SFAS 133. Guaranteed minimum benefits that are outside of the scope of SFAS 133 or do not meet the net settlement requirements of SFAS 133 are accounted for as insurance benefits under SOP 03-1.
Guaranteed Benefits Accounted for at Fair Value Prior to SFAS 157
The non-life-contingent portion of the Company’s GMWBs and guaranteed minimum accumulation benefits (“GMAB”) meet the definition of an embedded derivative under SFAS 133, and as such are recorded at fair value with changes in fair value recorded in net realized capital gains (losses) in net income. In bifurcating the embedded derivative, the Company attributes to the derivative a portion of total fees, in basis points, to be collected from the contract holder (the “Attributed Fees”). Attributed Fees are set equal to the present value of future claims, in basis points, (excluding margins for risk) expected to be paid for the guaranteed living benefit embedded derivative at the inception of the contract. The excess of total fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and are recorded in fee income. In subsequent valuations, both the present value of future claims expected to be paid and the present value of Attributed Fees expected to be collected are revalued based on current market conditions and policyholder behavior assumptions. The difference between each of the two components represents the fair value of the embedded derivative.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
During the first quarter of 2007, the Company launched its “3Win” product with a GMAB rider attached to certain Japanese variable annuity contracts. The GMAB provides the policyholder with the GRB if the account value is less than premiums after an accumulation period, generally 10 years, and if the account value has not dropped below 80% of the initial deposit, at which point a GMIB must either be exercised or the policyholder can elect to surrender the contract and receive 80% of the initial deposit without a surrender charge. The GRB is generally equal to premiums less surrenders.
A GMWB and/or GMAB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit becomes greater than the account value. As of September 30, 2008 and December 31, 2007, 57.9% and 19.4%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the guaranteed remaining benefit, after reinsurance, as of September 30, 2008 and December 31, 2007, was $3.4 billion and $146, respectively. For GMAB contracts that were ‘in the money’ the Company’s exposure, as of September 30, 2008 and December 31, 2007, was $500 and $38, respectively. Significant declines in equity markets since September 30, 2008 have significantly increased our exposure to these guarantees.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and for the Company’s “lifetime” GMWB products, payments can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis and the ultimate lifetime GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.4 billion.
For GMAB contracts, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or by waiting until the end of the contractual deferral period of 10 years. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $500.
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
GMWB Reinsurance
The Company has entered into reinsurance arrangements to offset a portion of its exposure to the GMWB for the remaining lives of covered contracts. Reinsurance contracts covering GMWB are considered freestanding derivatives that are recorded at fair value, with changes in fair value recorded in net realized gains/losses in net income.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Customized Derivatives
The Company has entered into customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured U.S. GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing swap contracts entered into in 2007, the initial difference between the transaction price and modeled value of $51 was deferred in accordance with EITF 02-3 and included in other assets in the condensed consolidated balance sheets. The swap contract entered into in 2008 resulted in a loss at inception of approximately $20 before the effects of DAC amortization and income taxes, as market values on similar instruments were lower than the transaction price.
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
Pre-SFAS 157 Fair Value
Prior to January 1, 2008, the Company used the guidance prescribed in SFAS 133 and other related accounting literature on fair value which represented the amount for which a financial instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. However, under that accounting literature, when an estimate of fair value was made for liabilities where no market observable transactions existed for that liability or similar liabilities, market risk margins were only included in the valuation if the margin was identifiable, measurable and significant. If a reliable estimate of market risk margins was not obtainable, the present value of expected future cash flows under a risk neutral framework, discounted at the risk free rate of interest, was the best available estimate of fair value in the circumstances (“Pre-SFAS 157 Fair Value”).
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
As many guaranteed benefit obligations are relatively new in the marketplace, actual policyholder behavior experience is limited. As a result, estimates of future policyholder behavior are subjective and based on analogous internal and external data. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions for this component of the fair value model.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Fair Value Under SFAS 157
The Company’s SFAS 157 fair value is calculated as an aggregation of the following components: Pre-SFAS 157 Fair Value; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium; and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, for a liability or receive for an asset, to market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives required to be fair valued. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.
•
Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied volatilities used to calculate the Pre-SFAS 157 component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.

•
Credit Standing Adjustment. This component makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability, reflecting the long-term nature of living benefit obligations and the priority of payment on these obligations versus long-term debt.

•
Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that guaranteed benefit obligations are illiquid and have no market observable exit prices in the capital markets.

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
Moreover, the adoption of SFAS 157 has resulted in lower variable annuity fee income for new business issued in 2008 as Attributed Fees have increased consistent with incorporating additional risk margins and other indicia of “exit value” in the valuation of the embedded derivative. The level of Attributed Fees for new business each quarter also depends on the level of equity index volatility, as well as other factors, including interest rates. As equity index volatility has risen, interest rates have declined, and the Company adopted SFAS 157, the fees ascribed to the new business cohorts issued in 2008 have risen to levels above the rider fee for most products. The extent of any excess of Attributed Fee over rider fee will vary by product. The Company does not believe it is likely that today’s level of Attributed Fees will persist over the long-term.
The Company also recognized a decrease in opening retained earnings of $51 in relation to the loss deferred in accordance with EITF 02-3 on customized derivatives purchased in 2007, and used to hedge a portion of the U.S. GMWB risk. In addition, the change in value of the customized derivatives due to the initial adoption of SFAS 157 of $41 was recorded as an increase in opening retained earnings with subsequent changes in fair value recorded in net realized capital gains (losses) in net income. After amortization of DAC and the effect of income taxes, the impact on opening retained earnings is a decrease of $3.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the Company’s assets and liabilities that are carried at fair value, by SFAS 157 hierarchy level, as of September 30, 2008:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$70,091	$648	$53,206	$16,237
Equity securities, held for trading	33,655	1,717	31,938	—
Equity securities, available-for-sale	1,730	269	348	1,113
Other investments
Customized derivatives used to hedge US GMWB	201	—	—	201
Other derivatives used to hedge US GMWB	872	—	11	861
Other investments [1]	190	—	116	74
Total Other Investments	1,263	—	127	1,136
Short-term investments	5,353	837	4,516	—
Reinsurance recoverables for US GMWB	438	—	—	438
Separate account assets [2] [5]	149,679	117,897	30,769	1,013

Total assets accounted for at fair value on a recurring basis	$262,209	$121,368	$120,904	$19,937

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
US GMWB	$(2,397)	$—	$—	$(2,397)
UK GMWB [6]	(30)	—	—	(30)
Japan GMAB	(20)	—	—	(20)
Japan GMWB	(4)	—	—	(4)
Institutional Notes	(9)	—	—	(9)
Equity Linked Notes	(12)	—	—	(12)
Total other policyholder funds and benefits payable	(2,472)	—	—	(2,472)
Other liabilities [3]
Other derivatives used to hedge US GMWB	80	—	(10)	90
Other liabilities	(741)	—	(205)	(536)
Total Other Liabilities	(661)	—	(215)	(446)
Consumer notes [4]	(6)	—	—	(6)

Total liabilities accounted for at fair value on a recurring basis	$(3,139)	$—	$(215)	$(2,924)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At September 30, 2008, $725 was the amount of cash collateral liability that was netted against the derivative asset value on the condensed consolidated balance sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Pursuant to the conditions set forth in SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

[3]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the SFAS 157 Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

[5]	Excludes approximately $4 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

[6]	Includes a foreign currency translation adjustment of $2.
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
Prices from third party pricing services are often unavailable for securities that are rarely traded or traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice per year, as of June 30 and December 31, by the private placement broker and are intended to adjust security prices for issuer-specific factors. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. During the third quarter, the Company made fair value determinations which lowered prices received from third party pricing services and brokers by a total of $487. The securities adjusted had an amortized cost and fair value after adjustment, of $4.3 and 2.8 billion, respectively, and were primarily CMBS securities.
In accordance with SFAS 157, the Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2 or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of September 30, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below Prime	$1,983	11.4%
Collateralized Loan Obligations (“CLOs”)	2,472	14.3%
Other	908	5.2%
Corporate
Matrix priced private placements	5,035	29.0%
Other	2,830	16.3%
Commercial mortgage-backed securities (“CMBS”)	2,688	15.5%
Preferred stock	887	5.1%
Other	547	3.2%

Total Level 3 securities	$17,350	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS Other primarily represents broker priced securities.

•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate-other primarily represents broker-priced securities which are thinly traded and privately negotiated transactions.

•
CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.

•	Preferred stock primarily represents perpetual preferred securities that are currently illiquid due to market conditions.
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of September 30, 2008, 97% of derivatives based upon notional values were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Derivative instruments classified as Level 3 include complex derivatives, such as equity options and swaps, interest rate derivatives which have interest rate optionality, certain credit default swaps, and long-dated interest rate swaps. Also included in Level 3 classification for derivatives are customized equity swaps that hedge the U.S. GMWB liabilities. Additional information on the customized transactions is provided under the “Accounting for Guaranteed Benefits Offered With Variable Annuities” section of this Note 4. These derivative instruments are valued using pricing models which utilize both observable and unobservable inputs and, to a lesser extent, broker quotations. A derivative instrument containing Level 1 or Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has as least one significant Level 3 input.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
U.S. GMWB Reinsurance Derivative
The fair value of the U.S. GMWB reinsurance derivative is calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note. The fair value of the U.S. GMWB reinsurance derivative is modeled using significant unobservable policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the U.S. GMWB reinsurance derivative is categorized as Level 3.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three and nine months ending September 30, 2008 for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine fair value are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months from July 1, 2008 to September 30, 2008

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		realized/unrealized					income related
	SFAS 157	gains (losses)				SFAS 157	to financial
	Fair value	included in:		Purchases,	Transfers	Fair value	instruments
	as of	Net		issuances,	in and/or	as of	still held at
	July 1,	income	AOCI	and	(out) of	September 30,	September 30,
	2008	[2], [3]	[5]	settlements	Level 3 [7]	2008	2008 [3]
Assets
Fixed maturities	$16,512	$(683)	$(596)	$77	$927	$16,237	$(680)
Equity securities, available-for-sale	1,367	(229)	122	(232)	85	1,113	(217)
Freestanding derivatives [4]
Customized derivatives used to hedge US GMWB	85	116	—	—	—	201	116
Other freestanding derivatives used to hedge US GMWB	686	293	—	(28)	—	951	269
Other freestanding derivatives	(382)	(146)	(4)	68	2	(462)	(165)
Total Freestanding Derivatives	389	263	(4)	40	2	690	220
Reinsurance recoverable for US GMWB [2][9]	250	106	—	82	—	438	106
Separate accounts [6]	665	(53)		(25)	426	1,013	(34)

Supplemental Asset Information:
Total freestanding derivatives used to hedge US GMWB including those in Levels 1, 2 and 3	784	475	—	(106)	—	1,153	475

Liabilities
Other policyholder funds and benefits payable accounted for at fair value [2]
US GMWB	$(1,664)	$(697)	$—	$(36)	$—	$(2,397)	$(697)
UK GMWB	(17)	(13)	2	(2)	—	(30)	(13)
Japan GMWB	1	(4)	—	(1)	—	(4)	(4)
Japan GMAB	(23)	4	—	(1)	—	(20)	4
Institutional Notes	(21)	12	—	—	—	(9)	12
Equity Linked Notes	(15)	3	—	—	—	(12)	3
Total other policyholder funds and benefits payable accounted for at fair value[2]	(1,739)	(695)	2	(40)	—	(2,472)	(695)
Consumer notes	(3)	2	—	(5)	—	(6)	2

Supplemental Information:
Net US GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable)[8]	(630)	(116)	—	(60)	—	(806)	(116)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months from January 1, 2008 to September 30, 2008

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		realized/unrealized					income related
	SFAS 157	gains (losses)				SFAS 157	to financial
	Fair value	included in:		Purchases,	Transfers	Fair value	instruments
	as of	Net		issuances,	in and/or	as of	still held at
	January 1,	income	AOCI	and	(out) of	September 30,	September 30,
	2008	[2], [3]	[5]	settlements	Level 3 [7]	2008	2008 [3]
Assets
Fixed maturities	$17,996	$(860)	$(1,992)	$1,355	$(262)	$16,237	$(824)
Equity securities, available-for-sale	1,339	(230)	(7)	95	(84)	1,113	(228)
Freestanding derivatives [4]
Customized derivatives used to hedge US GMWB	91	110	—	—	—	201	110
Other freestanding derivatives used to hedge US GMWB	564	360	—	27	—	951	334
Other freestanding derivatives	(401)	(411)	(2)	249	103	(462)	(303)
Total Freestanding Derivatives	254	59	(2)	276	103	690	141
Reinsurance recoverable for US GMWB [1], [2] [9]	238	108	—	92	—	438	108
Separate accounts [6]	701	(109)	—	(5)	426	1,013	(89)

Supplemental Asset Information:
Total freestanding derivatives used to hedge US GMWB including those in Levels 1, 2 and 3	643	520	—	(10)	—	1,153	520

Liabilities
Other policyholder funds and benefits payable accounted for at fair value [2]
US GMWB	$(1,433)	$(869)	$—	$(95)	$—	$(2,397)	$(869)
UK GMWB	(17)	(12)	1	(2)	—	(30)	(12)
Japan GMWB	—	(3)	—	(1)	—	(4)	(3)
Japan GMAB	(22)	4	—	(2)	—	(20)	4
Institutional Notes	(24)	15	—	—	—	(9)	15
Equity Linked Notes	(21)	9	—	—	—	(12)	9
Total other policyholder funds and benefits payable accounted for at fair value [2]	(1,517)	(856)	1	(100)	—	(2,472)	(856)
Consumer notes	(5)	4	—	(5)	—	(6)	4

Supplemental Information:
Net US GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable)[8]	(552)	(241)	—	(13)	—	(806)	(241)

[1]	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

[2]
The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[3]
All amounts in these columns are reported in net realized capital gains/losses except for $2 and $3 for the three and nine months ending September 30, 2008 respectively, which are reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[4]
The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported on the condensed consolidated balance sheet in other investments and other liabilities.

[5]	AOCI refers to “Accumulated other comprehensive income” in the condensed consolidated statement of comprehensive income (loss). All amounts are before income taxes and amortization of DAC.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

[6]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[7]
Transfers in and/or (out) of Level 3 during the three and nine months ended September 30, 2008 are attributable to a change in the availability of market observable information for individual securities with the respective categories.

[8]
The net loss on US GMWB since January 1, 2008 was primarily related to liability model assumption updates for mortality in the first quarter and market-based hedge ineffectiveness in the third quarter due to extremely volatile capital markets in September.

[9]
During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement will be accounted for as a free-standing derivative.

For comparative and informational purposes only, the following tables rollforward the customized and free standing derivatives used to hedge US GMWB, the reinsurance recoverable for US GMWB and the embedded derivatives reported in other policyholder funds and benefits payable for the three and nine months periods ended September 30, 2007. The fair value amounts in these following tables are the Pre-SFAS 157 fair values.
Roll-forward for the three months from July 1, 2007 to September 30, 2007

		Total
		Realized/unrealized		Fair value
	Fair value	gains (losses)	Purchases,	as of
	as of	included in:	issuances, and	September 30,
	July 1, 2007	Net income	settlements	2007
Assets
Customized derivatives used to hedge US GMWB	$(21)	$29	$—	$8
Other freestanding derivatives used to hedge US GMWB	265	104	6	375
Reinsurance recoverable for US GMWB	20	54	6	80

Liabilities
Other policyholder funds and benefits payable accounted for at fair value
US GMWB	$(56)	$(326)	$(25)	$(407)
UK GMWB	—	(2)	—	(2)
Institutional Notes	18	(25)	—	(7)
Equity Linked Notes	—	1	(22)	(21)
Total other policyholder funds and benefits payable accounted for at fair value	(38)	(352)	(47)	(437)

Supplemental Information:
Net US GMWB (Embedded derivatives, freestanding derivatives and reinsurance recoverable) [1]	208	(139)	(13)	56

[1]	The net loss on US GMWB was primarily due to liability model assumption updates made during the third quarter to reflect model refinements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward for the nine months from January 1, 2007 to September 30, 2007

		Total
	Fair value	Realized/unrealized		Fair value
	as of	gains (losses)	Purchases,	as of
	January 1,	included in:	issuances, and	September 30,
	2007	Net income	settlements	2007
Assets
Customized derivatives used to hedge US GMWB	$—	$8	$—	$8
Other freestanding derivatives used to hedge US GMWB	346	46	(17)	375
Reinsurance recoverable for US GMWB	(22)	85	17	80

Liabilities
Other policyholder funds and benefits payable accounted for at fair value
US GMWB	$53	$(389)	$(71)	$(407)
UK GMWB	—	(2)	—	(2)
Institutional Notes	4	(11)	—	(7)
Equity Linked Notes	—	1	(22)	(21)
Total other policyholder funds and benefits payable accounted for at fair value	57	(401)	(93)	(437)

Supplemental Information:
Net US GMWB (Embedded derivative, freestanding derivatives and reinsurance recoverable) [1]	377	(250)	(71)	56

[1]	The net loss on US GMWB was primarily due to liability model assumption updates made during the second and third quarter to reflect newly reliable market inputs for volatility and model refinements.
The following table summarizes the notional amount and fair value of freestanding derivatives in other investments, reinsurance recoverables, embedded derivatives in other policyholder funds and benefits payable and consumer notes as of September 30, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Reinsurance recoverables for US GMWB	$11,815	$438	$6,579	$128
Customized derivatives used to hedge US GMWB	12,862	201	12,784	50
Freestanding derivatives used to hedge US GMWB	10,751	952	8,573	592
US GMWB	47,022	(2,397)	44,852	(707)
UK GMWB	1,768	(30)	1,048	(8)
Japan GMWB	253	(4)	—	—
Japan GMAB	3,674	(20)	2,768	2
Consumer Notes	70	(6)	19	(5)
Equity Linked Notes	50	(12)	50	(21)

Total	$88,265	$(878)	$76,673	$31

The increase in notional of embedded derivatives associated with GMWB and GMAB riders is primarily due to additional product sales. The increase in the reinsurance recoverables for U.S. GMWB was primarily due to the execution of a reinsurance transaction in July 2008. The increase in customized derivatives used to hedge U.S. GMWB was primarily related to a customized swap contract that was entered into during the three months ended June 30, 2008, with a notional value of $3.2 billion. The decrease in the net fair value of the derivative instruments in the table above was primarily due to the adoption of SFAS 157 and the net effects of capital market movements during the third quarter of 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

	September 30, 2008				December 31, 2007
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Bonds and Notes
ABS	$9,200	$12	$(1,588)	$7,624	$9,515	$33	$(633)	$8,915
CMBS	15,053	56	(2,827)	12,282	17,625	244	(838)	17,031
CMOs
Agency backed	856	14	(6)	864	1,191	32	(4)	1,219
Non-agency backed	425	1	(55)	371	525	4	(3)	526
Corporate	33,438	425	(2,331)	31,532	34,118	1,022	(942)	34,198
Government/Government agencies
Foreign	886	26	(37)	875	999	59	(5)	1,053
United States	1,824	35	(7)	1,852	836	22	(3)	855
MBS	2,726	16	(20)	2,722	2,757	26	(20)	2,763
States, municipalities and political subdivisions	12,599	195	(825)	11,969	13,152	427	(90)	13,489
Redeemable preferred stock	—	—	—	—	6	—	—	6

Fixed maturities	77,007	780	(7,696)	70,091	80,724	1,869	(2,538)	80,055
Equity securities, available-for-sale	1,645	197	(112)	1,730	2,611	218	(234)	2,595

Total securities, available-for-sale	$78,652	$977	$(7,808)	$71,821	$83,335	$2,087	$(2,772)	$82,650

Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities and can return the securities to the Company for cash at varying maturity dates. As of September 30, 2008 and December 31, 2007, under terms of securities lending programs, the fair value of loaned securities was approximately $3.9 billion and $4.3 billion, respectively, which was included in fixed maturities in the condensed consolidated balance sheets. As of September 30, 2008, the Company held collateral against the loaned securities in the amount of $4.0 billion.
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has identified securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 1 in The Hartford’s 2007 Form 10-K Annual Report. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of September 30, 2008 and December 31, 2007.
The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale as of September 30, 2008 and December 31, 2007, by investment category and length of time the security was in a continuous unrealized loss position.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

	September 30, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$4,548	$3,873	$(675)	$4,228	$3,315	$(913)	$8,776	$7,188	$(1,588)
CMOs
Agency backed	309	304	(5)	29	28	(1)	338	332	(6)
Non-agency backed	265	226	(39)	64	48	(16)	329	274	(55)
CMBS	6,600	5,629	(971)	7,144	5,288	(1,856)	13,744	10,917	(2,827)
Corporate	18,491	17,157	(1,334)	6,458	5,461	(997)	24,949	22,618	(2,331)
Government/Government agencies
Foreign	555	522	(33)	56	52	(4)	611	574	(37)
United States	505	498	(7)	—	—	—	505	498	(7)
MBS	849	842	(7)	441	428	(13)	1,290	1,270	(20)
States, municipalities and political subdivisions	6,044	5,528	(516)	2,120	1,811	(309)	8,164	7,339	(825)
Redeemable preferred stock	—	—	—	—	—	—	—	—	—

Total fixed maturities	38,166	34,579	(3,587)	20,540	16,431	(4,109)	58,706	51,010	(7,696)
Equity securities, available-for-sale	605	518	(87)	170	145	(25)	775	663	(112)

Total temporarily impaired securities	$38,771	$35,097	$(3,674)	$20,710	$16,576	$(4,134)	$59,481	$51,673	$(7,808)

	December 31, 2007
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$7,811	$7,222	$(589)	$671	$627	$(44)	$8,482	$7,849	$(633)
CMOs
Agency backed	324	321	(3)	89	88	(1)	413	409	(4)
Non-agency backed	120	118	(2)	54	53	(1)	174	171	(3)
CMBS	8,138	7,453	(685)	3,400	3,247	(153)	11,538	10,700	(838)
Corporate	13,849	13,165	(684)	4,873	4,615	(258)	18,722	17,780	(942)
Government/Government agencies
Foreign	226	221	(5)	66	66	—	292	287	(5)
United States	216	213	(3)	14	14	—	230	227	(3)
MBS	56	56	—	1,033	1,013	(20)	1,089	1,069	(20)
States, municipalities and political subdivisions	3,157	3,081	(76)	342	328	(14)	3,499	3,409	(90)
Redeemable preferred stock	6	6	—	—	—	—	6	6	—

Total fixed maturities	33,903	31,856	(2,047)	10,542	10,051	(491)	44,445	41,907	(2,538)
Equity securities, available-for-sale	1,675	1,442	(233)	21	20	(1)	1,696	1,462	(234)

Total temporarily impaired securities	$35,578	$33,298	$(2,280)	$10,563	$10,071	$(492)	$46,141	$43,369	$(2,772)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale depressed over 20% as of September 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.

Securitized Assets Depressed over 20%
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	437	$6,003	$3,975	$(2,028)	138	$1,263	$835	$(428)
Greater than three to six months	120	1,381	780	(601)	12	146	91	(55)
Greater than six to nine months	106	1,125	682	(443)	—	—	—	—
Greater than nine to twelve months	4	24	16	(8)	—	—	—	—
Greater than twelve months	3	13	7	(6)	6	40	26	(14)

Total	670	$8,546	$5,460	$(3,086)	156	$1,449	$952	$(497)

All Other Securities Depressed over 20%
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	391	$3,084	$2,300	$(784)	116	$635	$492	$(143)
Greater than three to six months	27	331	230	(101)	9	74	21	(53)
Greater than six to nine months	31	301	205	(96)	—	—	—	—
Greater than nine to twelve months	6	31	21	(10)	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	455	$3,747	$2,756	$(991)	125	$709	$513	$(196)

Securitized Assets
The majority of securitized assets depressed over 20% for six consecutive months are primarily related to CMBS and sub-prime RMBS. Based upon the Company’s cash flow modeling in a severe negative economic outlook, which shows no loss of principle and interest, and the Company’s assertion of its ability and intent to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of September 30, 2008.
All Other Securities
The majority of all other securities depressed over 20% for six consecutive months or greater in the tables above primarily relate to Corporate Financial Services securities that include corporate bonds as well as preferred equity issued by large high quality financial institutions that are lower in the capital structure, and as a result have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities within a reasonable period of time, generally two years.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
As of September 30, 2008 and December 31, 2007, the Company had relationships with four and seven VIEs, respectively, where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	September 30, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss	Assets	Liabilities [1]	to Loss
CLOs [2]	$336	$41	$291	$128	$47	$107
Limited partnerships	301	51	251	309	47	262
Other investments [3]	261	107	148	377	71	317

Total	$898	$199	$690	$814	$165	$686

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]
Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee. As of December 31, 2007, two investment structures were also included that were backed by preferred securities.

As of September 30, 2008 and December 31, 2007, the Company also held variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of September 30, 2008 and December 31, 2007 was $410 and $150, respectively.
As of December 31, 2007, Hartford Investment Management Company (“HIMCO”) was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $90, before-tax, from the termination of these CLOs. In connection with the restructurings, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.
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

	September 30, 2008		December 31, 2007
	Fair Value	Fair Value	Fair Value	Fair Value
	Assets	Liabilities	Assets	Liabilities
Fixed maturities, available-for-sale	$—	$4	$—	$—
Other investments	1,263	—	528	—
Reinsurance recoverables	438	—	128	—
Other policyholder funds and benefits payable	—	2,463	2	737
Consumer notes	—	6	—	5
Other liabilities	—	661	—	617

Total	$1,701	$3,134	$658	$1,359

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash-flow hedges	$8,442	$(79)	$6,637	$(205)
Fair-value hedges	2,886	(20)	4,922	(41)
Other investment and risk management activities	113,602	(1,334)	99,796	(455)

Total	$124,930	$(1,433)	$111,355	$(701)

The notional amount of derivatives in cash-flow hedge relationships increased since December 31, 2007, primarily due to an increase in interest rate swaps used to hedge changes in cash flows associated with variable rate bonds due to changes in interest rates.
The notional amount of derivatives in fair-value hedge relationships decreased since December 31, 2007, primarily due to a decline in interest rate swaps used to hedge changes in fair value of fixed rate bonds due to changes in interest rates.
The notional amount of derivatives used for other investment and risk management activities increased since December 31, 2007, primarily due to an increase in notional of derivatives associated with GMWB riders (See Note 4) and statutory reserve hedging instruments, partially offset by a decline in notional of credit derivatives. During the three months ended September 30, 2008, the Company entered into two additional hedges on the S&P 500 index to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB and GMWB obligations against a decline in the equity markets to certain levels. The notional value and fair value of these derivatives as of September 30, 2008, is $5.3 billion and $49. The notional amount related to credit derivatives declined since December 31, 2007, primarily due to terminations and maturities of credit derivatives, which reduced the overall net credit exposure assumed by the Company through credit derivatives.
The decrease in net fair value of derivative instruments since December 31, 2007, was primarily related to GMWB derivatives (See Note 4).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Ineffectiveness on cash-flow hedges	$—	$1	$3	$1
Ineffectiveness on fair-value hedges	—	1	—	(3)
Total change in value for non-qualifying strategies	(1,203)	(125)	(185)	(368)
Other	(46)	—	(46)	—

Net earnings impact, before tax	$(1,249)	$(123)	$(228)	$(370)

The total change in value for non-qualifying strategies, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). The circumstances giving rise to the changes in these non-qualifying strategies are as follows:
•
For the three months ended September 30, 2008, net losses were primarily comprised of net losses on credit default swaps and GMWB related hedging derivatives (See Note 4), partially offset by net gains on foreign currency swaps and forwards. The net losses on credit default swaps were primarily due to losses on credit derivatives that assume credit exposure as a result of credit spread widening. The Company uses foreign currency swaps and forwards to hedge the currency risk related to certain foreign currency bonds and liabilities. These swaps resulted in net gains primarily due to weakening of the Euro.

•
For the nine months ended September 30, 2008, net losses were primarily comprised of net losses on GMWB related derivatives (See Note 4) and credit derivatives, partially offset by net gains on the Japan fixed annuity hedging instruments. The net losses on credit derivatives were primarily comprised of losses on credit derivatives that assume credit exposure as a result of credit spread widening. The gains on the Japanese fixed annuity hedging instruments were primarily due to the Japanese yen strengthening against the U.S. dollar.

•
For the three and nine months ended September 30, 2007, net losses were primarily comprised of net losses on GMWB related derivatives (See Note 4) and credit default swaps, partially offset by gains on the Japan fixed annuity hedging instruments. The net losses on credit default swaps were a result of credit spread widening. The gains on the Japanese fixed annuity hedging instruments were primarily due to the Japanese yen strengthening against the U.S. dollar.

For the three and nine months ended September 30, 2008, the Company has incurred Other losses of $(46) on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
As of September 30, 2008, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $1. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is five years. For the three months ended September 30, 2008, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the nine months ended September 30, 2008, the Company had $(4), before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and nine months ended September 30, 2007, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits by Life and Property & Casualty were as follows:
Life
Unlock Results
During the third quarter of 2008, the Company completed a comprehensive study of assumptions underlying estimated gross profits (“EGPs”), resulting in an unlock of future estimated gross profits (the “Unlock”). The study covered all assumptions, including mortality, lapses, expenses, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current policy related in-force or account values to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the unlock during the third quarter was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total
Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)
International	(23)	(1)	(90)	(2)	(116)
Corporate	9	—	—	—	9

Total	$(740)	$5	$(168)	$(29)	$(932)

[1]
As a result of the unlock, death benefit reserves, in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables. In International, death benefit reserves increased $164 pre-tax, offset by an increase of $25, pre-tax, in reinsurance recoverables.

Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2008	2007
Balance, January 1, before cumulative effect of accounting change, pre-tax	$10,514	$9,071
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	—	(79)

Balance, January 1, as adjusted	10,514	8,992
Deferred costs	1,238	1,570
Amortization — Deferred policy acquisition costs and present value of future profits [2]	(481)	(931)
Amortization — Unlock, pre-tax	(1,153)	327
Adjustments to unrealized gains and losses on securities, available-for-sale and other	820	257
Effect of currency translation adjustment	74	61

Balance, September 30	$11,012	$10,276

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.

[2]
The decrease in amortization from the prior year period is due to lower actual gross profits resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008 and impairment charges taken during 2008. For further discussion of the SFAS 157 transition impact, see Note 4.

Property & Casualty

	2008	2007
Balance, January 1	$1,228	$1,197
Deferred costs	1,599	1,607
Amortization — Deferred policy acquisition costs	(1,567)	(1,581)

Balance, September 30	$1,260	$1,223

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and nine months ended September 30, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death, withdrawal, income, accumulation, and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death and income benefits are offered in various forms as described in further detail throughout this Note 7. The Company currently reinsures a portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”), Japan GMDB/guaranteed minimum income benefits (“GMIB”), and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2008	$529	$42	$19
Incurred	127	21	16
Paid	(127)	(19)	—
Unlock	389	164	—
Currency translation adjustment	—	4	—

Liability balance as of September 30, 2008	$918	$212	$35

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $613 as of September 30, 2008. The reinsurance recoverable asset related to the Japan GMDB was $34 as of September 30, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $14 as of September 30, 2008.

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2007	$475	$35	$7
Incurred	108	12	2
Paid	(67)	(1)	—
Unlock	(4)	(9)	—
Currency translation adjustment	—	1	—

Liability balance as of September 30, 2007	$512	$38	$9

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $320 as of September 30, 2007. The reinsurance recoverable asset related to the Japan GMDB was $8 as of September 30, 2007. The reinsurance recoverable asset related to the UL Secondary Guarantees was $8 as of September 30, 2007.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2008:

Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [9]	at Risk [9]	Annuitant
MAV only	$32,985	$9,699	$2,967	66
With 5% rollup [2]	2,363	782	304	65
With Earnings Protection Benefit Rider (“EPB”) [3]	3,417	768	130	62
With 5% rollup & EPB	946	247	46	64

Total MAV	39,711	11,496	3,447
Asset Protection Benefit (“APB”) [4]	33,685	7,339	4,081	63
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	9,813	246	246	63
Reset [6] (5-7 years)	4,378	619	618	66
Return of Premium [7]/Other	11,531	321	173	54

Subtotal U.S. Guaranteed Minimum Death Benefits	99,118	20,021	8,565	63
Japan Guaranteed Minimum Death and Income Benefit [8]	32,706	4,538	3,716	66

Total at September 30, 2008	$131,824	$24,559	$12,281

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

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

[8]
Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $29.8 billion and $26.8 billion as of September 30, 2008 and December 31, 2007, respectively.

[9]
Net amount at risk and retained net amount at risk are highly sensitive to equity markets movements. For example, as equity markets decline, net amount at risk and retained net amount at risk will generally increase.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Commitments and Contingencies (continued)
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid approximately $84.3 to eligible claimants in connection with the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
Call-Center Patent Litigation — In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case has been transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. In August 2008, the Company reached a settlement under which the Company purchased a license under the patent portfolio held by Katz in exchange for a payment of an immaterial amount.
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
Total net periodic benefit cost for the three months ended September 30, 2008 and 2007 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$30	$30	$2	$2
Interest cost	57	52	5	5
Expected return on plan assets	(69)	(70)	(3)	(2)
Amortization of prior service cost	(2)	(3)	—	(1)
Amortization of actuarial loss	15	23	—	—

Net periodic benefit cost	$31	$32	$4	$4

Total net periodic benefit cost for the nine months ended September 30, 2008 and 2007 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$90	$91	$5	$5
Interest cost	171	155	17	16
Expected return on plan assets	(207)	(210)	(9)	(6)
Amortization of prior service cost	(7)	(9)	(1)	(4)
Amortization of actuarial loss	44	73	—	—

Net periodic benefit cost	$91	$100	$12	$11

10. Stock Compensation Plans
The Company has two primary stock-based compensation plans, The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2007 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2008, the Company issues shares from treasury in satisfaction of stock-based compensation. In 2007, the Company issued new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $11 and $17 for the three months ended September 30, 2008 and 2007, respectively, and $49 and $56 for the nine months ended September 30, 2008 and 2007, respectively. The income tax benefit recognized for stock-based compensation plans was $3 and $5 for the three months ended September 30, 2008 and 2007, respectively, and $15 and $18 for the nine months ended September 30, 2008 and 2007, respectively. The Company did not capitalize any cost of stock-based compensation. As of September 30, 2008, the total compensation cost related to non-vested awards not yet recognized was $82, which is expected to be recognized over a weighted average period of 2.0 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Debt
Senior Notes
On August 16, 2008, The Hartford repaid its $425, 5.55% senior notes at maturity.
On May 12, 2008, The Hartford issued $500 of 6.0% senior notes due January 15, 2019.
On March 4, 2008, The Hartford issued $500 of 6.3% senior notes due March 15, 2018.
Junior Subordinated Debentures
On June 6, 2008, the Company issued $500 aggregate principal amount of 8.125% fixed-to-floating rate junior subordinated debentures (the “debentures”) due June 15, 2068 for net proceeds of approximately $493, after deducting underwriting discounts and expenses from the offering. The debentures bear interest at an annual fixed rate of 8.125% from the date of issuance to, but excluding, June 15, 2018, payable semi-annually in arrears on June 15 and December 15. From and including June 15, 2018, the debentures will bear interest at an annual rate, reset quarterly, equal to three-month LIBOR plus 4.6025%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures. If the Company defers interest for five consecutive years or, if earlier, pays current interest during a deferral period, which may be paid from any source of funds, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.
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
Consumer Notes
As of September 30, 2008 and December 31, 2007, $1,225 and $809, respectively, of consumer notes were outstanding. As of September 30, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended September 30, 2008 and 2007, interest credited to holders of consumer notes was $16 and $10, respectively. For the nine months ended September 30, 2008 and 2007, interest credited to holders of consumer notes was $43 and $21, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Stockholders’ Equity
Common Stock
For the nine months ended September 30, 2008, The Hartford repurchased $1.0 billion (14.7 million shares), of which $500 (7.3 million shares) were repurchased under an accelerated share repurchase transaction described below.
On June 4, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with a major financial institution. Under the terms of the agreement, The Hartford paid $500 and initially received a minimum number of shares based on a maximum or “capped” share price. The Company funded this payment with proceeds from the offering of the junior subordinated debentures (see Note 11). The Hartford initially received 6.3 million shares of common stock based on the “cap”. The actual per share purchase price and the final number of shares to be repurchased were based on the volume weighted average price, or VWAP, of the Company’s common stock, not to be fixed above a cap price nor fall lower than a floor price. The contract settled on September 3, 2008, and the Company received an additional 1.0 million shares. The Company has accounted for this transaction in accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”
Also in June 2008, The Hartford’s Board of Directors authorized a new $1 billion stock repurchase program which is in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of September 30, 2008, The Hartford has completed the $2 billion stock repurchase program and has $807 remaining for stock repurchase under the new $1 billion repurchase program.
13. Investment by Allianz SE in The Hartford
On October 17, 2008, the Company entered into an Investment Agreement (the “Investment Agreement”), with Allianz SE (“Allianz”) under which, among other things, the Company agreed to issue and sell in a private placement to Allianz for aggregate cash consideration of $2.5 billion: (i) $1.75 billion of the Company’s 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 (the “Debentures”); (ii) 6,048,387 shares of the Company’s Series D Non-Voting Contingent Convertible Preferred Stock (the “Series D Preferred Stock”), initially convertible (as discussed below) into 24,193,548 shares of the Company’s common stock at an issue price of $31.00 per share; and (iii) warrants (the “Warrants”) to purchase the Company’s Series B Non-Voting Contingent Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Non-Voting Contingent Convertible Preferred Stock (the “Series C Preferred Stock” and, together with the Series B Preferred Stock and the Series D Preferred Stock, the “Preferred Stock”) structured to entitle Allianz, upon receipt of necessary approvals, to purchase 69,115,324 shares of Common Stock at an initial exercise price of $25.32 per share. The private placement closed on October 17, 2008.
Exercise of the Warrants and conversion of the Preferred Stock are subject to receipt of specified governmental and regulatory approvals. In addition, the conversion into 34,308,872 shares of Common Stock of the Series C Preferred Stock underlying certain of the Warrants is subject to the approval of the Company’s stockholders in accordance with applicable regulations of the New York Stock Exchange. Under the Investment Agreement, the Company is obligated to pay Allianz $75 if such stockholder approval is not obtained at the first stockholder meeting to consider such approval, and $50 if such stockholder approval is not obtained at a second such meeting. If such stockholder approval is not obtained at such record meeting, the Company would be obligated to use its reasonable best efforts to list the Series C Preferred Stock on a public securities exchange.
The Company has also agreed that, for the one-year period following October 17, 2008, it will pay certain amounts to Allianz if the Company effects or agrees to effect any transaction (or series of transactions) pursuant to which any person or group (within the meaning of the U.S. federal securities laws) is issued Common Stock or certain equity-related instruments constituting more than 5% of the Company’s fully-diluted Common Stock outstanding at the time for an effective price per share (determined as provided in the Investment Agreement) of less than $25.32. Amounts so payable depend on the effective price for the applicable transaction (or the weighted average price for a series of transactions) and range from $50 if the effective price per share is between $25.31 and $23.00, $150 if between $22.99 and $20.00, $200 if between $19.99 and $15.00 and $300 if $14.99 or less.
Under the Investment Agreement, Allianz has agreed to certain standstill provisions that are also applicable to its subsidiaries and affiliates lasting until October 6, 2018, including limitations or prohibitions, among other things, on the acquisition of shares of Common Stock that would result in its beneficially owning more than 25% of the outstanding Common Stock, making or proposing a merger or change of control transaction or soliciting proxies, subject in each case to certain exceptions for a change of control and other matters, as specified in the Investment Agreement.
The Company has also agreed under the Investment Agreement that, prior to entering into any binding agreement to effect a merger or similar business combination with a third party or to pay a break-up fee or similar compensation to a third party with respect to such a potential transaction, it will permit Allianz a reasonable period of time to conduct due diligence and make a bona fide competing proposal to the Company.
Debentures
The 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 bear interest at an annual fixed rate of 10% from the date of issuance to, but excluding, October 15, 2018, payable semi-annually in arrears on April 15 and October 15. From and including October 15, 2018, the debentures will bear interest at an annual rate, reset quarterly, equal to three-month LIBOR plus 6.824%, payable quarterly in arrears. The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures. If the Company defers interest for five consecutive years or, if earlier, pays current interest during a deferral period, which may be paid from any source of funds, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Investment by Allianz SE in The Hartford (continued)
In connection with the offering of the debentures, the Company entered into a “replacement capital covenant” for the benefit of holders of one or more designated series of the Company’s indebtedness, initially the Company’s 6.1% notes due 2041. Under the terms of the replacement capital covenant, if the Company redeems the debentures at any time prior to October 15, 2048 it can only do so with the proceeds from the sale of certain qualifying replacement securities. Subject to the replacement capital covenant, the Company can redeem the debentures at its option, in whole or in part, at any time on or after October 15, 2018 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest.
Preferred Stock
Each share of Preferred Stock is initially convertible into four shares of Common Stock, subject to receipt of specified governmental, regulatory and other approvals (including receipt of stockholder approval as described above in the case of the Series C Preferred Stock), which vary by Series. The conversion ratio under the Preferred Stock is subject to adjustment in certain circumstances.
Warrants
Subject to receipt of specified governmental, regulatory and other approvals, the Warrants are exercisable to purchase 69,115,324 shares of Common Stock at an initial exercise price of $25.32 per share. Pending receipt of such approvals, the Warrants are immediately exercisable for the Series B Preferred Stock and the Series C Preferred Stock, which are initially convertible, in the aggregate, into such number of shares of Common Stock. The exercise price under the Warrants is subject to adjustment in certain circumstances. The Warrants have a term of seven years.
14. Subsequent Event
Due to significant market declines since September 30, 2008, approximately 95% of the in-force policies of the Company’s 3 Win product in Japan, equaling approximately $3.0 billion of account value, have declined to 80% or less of their initial deposit, thus triggering the associated GMIB. This GMIB requires the policyholder to elect one of two options; either receive 80% of their initial deposit without surrender penalty immediately or receive 100% of the initial deposit via a 15 year pay out annuity. In either case these actions effectively eliminate all future profits on these policies. As a result of triggering the GMIB for these policies, the Company will record a DAC charge in the fourth quarter of 2008 of at least $124, after-tax. Additionally, to the extent policyholders elect the annuity option, the Company will establish a reserve for future annuity payments. Based on current assumptions about the percentage of policyholders who will elect the annuity option and expected investment returns, which could be higher or lower than today’s investment returns and a yen to dollar exchange rate of ¥93 to $1 dollar, the Company estimates that establishing this reserve will reduce net income in the fourth quarter by $60-$100, after-tax.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2008, compared with December 31, 2007, and its results of operations for the three and nine months ended September 30, 2008, compared to the equivalent 2007 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2007 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as well as Part I, Item 1A, Risk Factors in The Hartford’s 2007 Form 10-K Annual Report. These factors include: the difficulty in predicting the potential effect from the legislation and other governmental initiatives taken in response to the current financial crisis; the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the amount of statutory capital that the Company has and the Company’s ability to hold sufficient statutory capital to maintain financial strength and credit ratings; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; losses due to defaults by others; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	45
Critical Accounting Estimates	45
Consolidated Results of Operations	53
Life	57
Retail	67
Individual Life	70
Retirement Plans	73
Group Benefits	76
International	78
Institutional	81
Other	84
Property & Casualty	85
Total Property & Casualty	99
Ongoing Operations	100
Personal Lines	105
Small Commercial	111
Middle Market	116
Specialty Commercial	121
Other Operations (Including Asbestos and Environmental Claims)	126
Investments	131
Investment Credit Risk	140
Capital Markets Risk Management	151
Capital Resources and Liquidity	155
Accounting Standards	161

OVERVIEW
The Hartford is a diversified insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 57. For further overview of Property & Casualty’s profitability and analysis, see page 85.
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
Life’s deferred policy acquisition costs asset and present value of future profits (“PVFP”) intangible asset (hereafter, referred to collectively as “DAC”) related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities on the Company’s balance sheet, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as “SOP 03-1 reserves”. The specific breakdown of the most significant EGP based balances by segment is as follows:

	Individual Variable Annuities -		Individual Variable Annuities -		Individual
	U.S.		Japan		Life
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
DAC	$4,632	$4,982	$1,816	$1,760	$2,618	$2,309
Sales Inducements	$454	$390	$15	$8	$39	$20
URR	$108	$124	$—	$—	$1,102	$816
SOP 03-1 reserves	$915	$527	$212	$42	$35	$19
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three and nine months ended September 30, 2008 was an increase to amortization of $47, and $105, respectively. The true-up recorded for the three and nine months ended September 30, 2007 was an increase (decrease) to amortization of $4 and ($10), respectively.

Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current 20 year separate account return assumption is approximately 7.2% (after fund fees, but before mortality and expense charges) for U.S. products and 4.2% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. The Company estimates gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return.
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

Unlock and Sensitivity Analysis
As described above, as of September 30 2008, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an Unlock. The study covered all assumptions, including mortality, lapses, expenses, interest rate spreads, hedging costs, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current policy related in-force or account values to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2008 was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]
Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)
International	(23)	(1)	(90)	(2)	(116)
Corporate	9	—	—	—	9

Total	$(740)	$5	$(168)	$(29)	$(932)

[1]
As a result of the Unlock, death benefit reserves in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables. In International, death benefit reserves increased $164, pre-tax, offset by an increase of $25, pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the Unlock amounts recorded during the third quarter of 2008:
•	Actual separate account returns from the period ending July 31, 2007 to September 30, 2008 were significantly below our aggregated estimated return.

•	The Company reduced its 20 year projected separate account return assumption from 7.8% to 7.2% in the U.S.

•
In Retirement Plans, the Company reduced its estimate of future fees as plans meet contractual size limits (“breakpoints”) causing a lower fee schedule to apply and the Company increased its assumption for future deposits by existing plan participants.

As a result of the Unlock in the third quarter of 2008, the Company expects a reduction to Life DAC amortization dollars in 2009.
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

	Effect on EGP-related
	balances if Unlocked
	(after-tax) [1]
If actual separate account returns were 1% above or below our aggregated estimated return	$20	—	$40	[3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10	—	$25	[2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$90	—	$120
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$50	—	$80	[2]

Japan Variable Annuities

(Increasing separate account returns and decreasing lapse rates generally result in benefits. Decreasing separate account returns and increasing lapse rates generally result in charges.)

	Effect on EGP-related
	balances if Unlocked
	(after-tax) [1]
If actual separate account returns were 1% above or below our aggregated estimated return	$5	—	$20	[4][5]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$1	—	$10	[2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$50	—	$70
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$10	—	$25	[2]

[1]
These sensitivities are reflective of the results of our 2008 assumption studies. The Company’s EGP models assume that separate account returns are earned linearly and that lapses occur linearly (except for certain dynamic lapse features) throughout the year. Similarly, the sensitivities assume that differential separate account and lapse rates are linear and parallel and persist for one year from September 30, 2008, the date of our third quarter 2008 Unlock, and reflect all current in-force and account value data, including the corresponding market levels, allocation of funds, policyholder behavior and actuarial assumptions. These sensitivities are not perfectly linear nor perfectly symmetrical for increases and decreases. As such, extrapolating results over a wide range will decrease the accuracy of the sensitivities’ predictive ability. Sensitivity results are, in part, based on the current “in-the-moneyness” of various guarantees offered with the products. Future market conditions could significantly change the sensitivity results.

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

[5]
For the Company’s 3Win product in Japan, which represented approximately $3.2 billion account values as of September 30, 2008, significant movements in the contract holders account value, (which is partially dependent upon equity market movements due to fixed contractual investment allocations) down by more than 20% of the initial deposit, require the contract holder to withdraw 80% of their initial deposit without penalty or recover their initial investment through a payout annuity. The exercise of these options will result in an acceleration of the amount of DAC amortization in a specific reporting period. As of September 30, 2008, the contract holder with the largest account value decline was 17.4% down from their initial deposit. The average for all contract holders was 13% down from initial deposits. As of September 30, 2008, the Company had $219 of DAC associated with the Japan 3Win product. Subsequent to September 30, 2008, equity markets further declined from their September 30, 2008 levels. As a result, as of October 27, 2008, approximately 95% of all 3Win contractholders now have account values that are 20% down from their initial deposit. This will result in accelerated amortization of DAC in the fourth quarter of 2008 of at least $124, after-tax. Additionally, to the extent policyholders elect the annuity option, the Company will establish a reserve for future annuity payments. Based on current assumptions about the percentage of policyholders who will elect the annuity option and expected investment returns, which could be higher or lower than today’s investment returns and a yen to dollar exchange rate of ¥93 to $1 dollar, the Company estimates that establishing this reserve will reduce net income in the fourth quarter by $60-$100, after-tax. Further declines in equity markets during the fourth quarter of 2008 or thereafter could cause the entire DAC balance of $219 to be amortized.

An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the original amounts deferred to the present value of total EGPs (both actual past gross profits and estimates of future gross profits). In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2008, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 39% and 64%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable. However, because equity markets have continued to decline since September 30, 2008, this margin has been reduced.
Valuation of Investments and Derivative Instruments
The Hartford’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of AOCI, after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Other investments primarily consist of derivatives instruments which are carried at fair value.
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
Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party pricing service or an independent broker quotation. The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice per year, as of June 30 and December 31, by the private placement broker and are intended to adjust security prices for issuer-specific factors. The Company assigns a credit rating to these securities based upon an internal analysis of the issuer’s financial strength.
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. During the third quarter, the Company made fair value determinations which lowered prices received from third party pricing services and brokers by a total of $487. The securities adjusted had an amortized cost and fair value after the adjustment of $4.3 billion and $2.8 billion, respectively, and were primarily CMBS securities.

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
The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by pricing source and SFAS 157 hierarchy level as of September 30, 2008.

	Level 1	Level 2	Level 3	Total
Priced via third party pricing services	$917	$53,183	$3,869	$57,969
Priced via independent broker quotations	—	—	4,178	4,178
Priced via matrices	—	367	5,495	5,862
Priced via other methods [1]	—	4	3,808	3,812
Short-term investments [2]	837	4,516	—	5,353

Total	$1,754	$58,070	$17,350	$77,174

% of Total	2.3%	75.2%	22.5%	100.0%

[1]	Primarily represents securities for which adjustments were made to reduce prices received from third parties.

[2]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
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
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of September 30, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below prime	$1,983	11.4%
Collateralized loan obligations (“CLOs”)	2,472	14.3%
Other	908	5.2%
Corporate
Matrix priced private placements	5,035	29.0%
Other	2,830	16.3%
Commercial mortgage-backed securities (“CMBS”)	2,688	15.5%
Preferred stock	887	5.1%
Other	547	3.2%

Total Level 3 securities	$17,350	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS Other primarily represents broker priced securities.

•	Corporate matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•	Corporate other primarily represents broker priced securities which are thinly traded and privately negotiated transactions.

•
CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.

•	Preferred stock primarily represents perpetual preferred securities that are currently illiquid due to market conditions.

Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of September 30, 2008 and December 31, 2007, 97% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs, with the exception of the customized swap contracts that hedge GMWB liabilities, that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the fair value and notional value of derivatives instruments by SFAS 157 hierarchy level as of September 30, 2008.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$3,084	$—
Significant observable inputs (Level 2)	25,509	(88)
Significant unobservable inputs (Level 3)	31,376	690

Total	$59,969	$602

The following table presents the fair value and notional value of the derivative instruments within the SFAS 157 Level 3 securities classification as of September 30, 2008.

	Notional Value	Fair Value
Credit derivatives	$3,945	$(568)
Interest derivatives	3,384	(23)
Equity derivatives	23,517	1,241
Other	530	40

Total Level 3	$31,376	$690

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
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates or credit spreads and the recovery period. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, as of September 30, 2008, the Company concluded $3.1 billion of unrealized losses were other-than-temporarily impaired and as of September 30, 2008, the Company’s unrealized losses for fixed maturity and available-for-sale equity securities of $7.8 billion were temporarily impaired.

Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time which the fair value has been less than cost or amortized cost and the expected recovery period of the security, generally two years, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
For securitized financial assets with contractual cash flows, including those subject to EITF Issue No. 99-20, the Company periodically updates its best estimate of cash flows over the life of the security. Currently the Company’s best estimate of cash flows uses severe economic assumptions due to market uncertainty. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate, an other-than-temporary impairment charge is recognized. The Company also considers its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
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
In light of recent regulatory comments by the Securities and Exchange Commission on other-than-temporary impairments along with expected deliberations at the Financial Accounting Standards Board, the Company will continue to evaluate its policy on other-than-temporary impairments.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Earned premiums	$3,903	$4,062	(4%)	$11,637	$11,760	(1%)
Fee income	1,333	1,398	(5%)	4,056	4,026	1%
Net investment income (loss)
Securities available-for-sale and other	1,103	1,298	(15%)	3,526	3,907	(10%)
Equity securities held for trading [1]	(3,415)	(698)	NM	(5,840)	746	NM

Total net investment income (loss)	(2,312)	600	NM	(2,314)	4,653	NM
Other revenues	132	126	5%	377	368	2%
Net realized capital losses	(3,449)	(363)	NM	(5,102)	(565)	NM

Total revenues	(393)	5,823	NM	8,654	20,242	(57%)
Benefits, losses and loss adjustment expenses	3,994	3,666	9%	10,937	10,543	4%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(3,415)	(698)	NM	(5,840)	746	NM
Amortization of deferred policy acquisition costs and present value of future profits	1,927	476	NM	3,201	2,185	46%
Insurance operating costs and expenses	1,029	973	6%	3,026	2,826	7%
Interest expense	84	67	25%	228	196	16%
Other expenses	171	164	4%	542	522	4%

Total benefits, losses and expenses	3,790	4,648	(18%)	12,094	17,018	(29%)
Income (loss) before income taxes	(4,183)	1,175	NM	(3,440)	3,224	NM
Income tax expense (benefit)	(1,552)	324	NM	(1,497)	870	NM

Net income (loss)	$(2,631)	$851	NM	$(1,943)	$2,354	NM

[1]
Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Segment Results	2008	2007	Change	2008	2007	Change
Life
Retail [1]	$(822)	$294	NM	$(729)	$616	NM
Individual Life	(102)	55	NM	(52)	151	NM

Total Individual Markets Group	(924)	349	NM	(781)	767	NM
Retirement Plans	(160)	4	NM	(134)	54	NM
Group Benefits	(186)	83	NM	(78)	235	NM

Total Employer Markets Group	(346)	87	NM	(212)	289	NM
International [1]	(107)	90	NM	(27)	185	NM
Institutional	(393)	8	NM	(543)	60	NM
Other	(45)	(9)	NM	(73)	(20)	NM

Total Life [1]	(1,815)	525	NM	(1,636)	1,281	NM
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	(45)	78	NM	78	292	(73%)
Small Commercial	82	119	(31%)	270	304	(11%)
Middle Market	(38)	22	NM	14	89	(84%)
Specialty Commercial	(43)	6	NM	20	50	(60%)

Ongoing Operations underwriting results	(44)	225	NM	382	735	(48%)
Net servicing income [2]	14	16	(13%)	21	41	(49%)
Net investment income	285	346	(18%)	929	1,082	(14%)
Net realized losses	(1,268)	(72)	NM	(1,455)	(73)	NM
Other expenses	(58)	(63)	8%	(180)	(179)	(1%)
Income taxes	405	(111)	NM	195	(452)	NM

Ongoing Operations	(666)	341	NM	(108)	1,154	NM
Other Operations	(108)	12	NM	(91)	4	NM

Total Property & Casualty	(774)	353	NM	(199)	1,158	NM
Corporate	(42)	(27)	(56%)	(108)	(85)	(27%)

Net income (loss) [1]	$(2,631)	$851	NM	$(1,943)	$2,354	NM

[1]
For the nine months ended September 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209 and $11 for Retail and International, respectively. For further discussion of the SFAS 157 adoption impact, refer to Note 4.

[2]	Net of expenses related to service business.

The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Net income decreased $3.5 billion primarily due to a decrease of $2.3 billion from Life and $1.1 billion from Property & Casualty.
The decrease in Life’s net income was due to the following:
•
Realized losses increased $1,724 as compared to the comparable prior year period primarily due to increased impairments in 2008. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•
Life recorded a DAC unlock charge of $941, after-tax, during the third quarter of 2008 as compared to a DAC unlock benefit of $210, after-tax, during the third quarter of 2007. See Critical Accounting Estimates within MD&A for a further discussion on the DAC unlock.

•	Declines in assets under management in Retail, primarily due to equity market declines during 2008, drove fee income in that segment down $65 as compared to the third quarter of 2007.

•
Declines in net investment income on securities, available for sale and other of $124, due to a decrease in investment yield for fixed maturities and declines in limited partnership and other alternative investments income.

Property & Casualty results for the three month period changed from net income of $353 in 2007 to a net loss of $774 in 2008, largely due to an $880 after-tax increase in net realized capital losses on investments and a $190 after-tax increase in current accident year catastrophes.
•
Ongoing Operations’ results changed from net income of $341 for the three months ended September 30, 2007 to a net loss of $666 for the three months ended September 30, 2008. Before income taxes, Ongoing Operations’ results deteriorated by $1.5 billion, primarily due to a $1.2 billion increase in net realized capital losses on investments and, to a lesser extent, a $293 increase in current accident year catastrophes and a $61 decrease in net investment income, partially offset by a $59 increase in net favorable prior accident year reserve development. The increase in net realized capital losses of $1.2 billion in 2008 was primarily due to impairments of corporate debt and equity securities in the financial services sector. The $293 increase in current accident year catastrophes was largely due to losses incurred from hurricane Ike in September of 2008. Contributing to the $61 decrease in net investment income was a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in yield on fixed maturity investments. Net favorable reserve development for Ongoing Operations in 2008 was largely driven by releases of reserves for workers’ compensation, personal auto liability and professional liability claims.

•
Other Operations’ results changed from net income of $12 for the three months ended September 30, 2007 to a net loss of $108 for the three months ended September 30, 2008. Before income taxes, Other Operations’ results deteriorated by $184, primarily due to a $157 increase in net realized capital losses on investments, largely driven by impairments of corporate debt and equity securities in the financial services sector.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Net income decreased $4.3 billion primarily due to a decrease of $2.9 billion from Life and $1.4 billion from Property & Casualty.
The decrease in Life’s net income was due to the following:
•
Realized losses increased as compared to the comparable prior year period primarily due to net losses from the adoption of SFAS 157 and impairments. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•
Life recorded a DAC unlock charge of $941, after-tax, during the third quarter of 2008 as compared to a DAC unlock benefit of $210, after-tax, during the third quarter of 2007. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC unlock.

•	Declines in assets under management in Retail, primarily due to equity market declines during 2008, drove fee income in that segment down $70 as compared to the nine months ended September 30, 2007.

•
Declines in net investment income on securities, available-for-sale, and other of $212, primarily due to a decrease in investment yield for fixed maturities and declines in limited partnership and other alternative investments income.

•	Death benefits in Individual Life increased $43 due to growth in in-force and unfavorable mortality.
Partially offsetting the decrease in Life’s net income were the following:
•	Increased fee income of $72 on asset growth in International businesses.

•	Benefits of $13 from provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.

•	A charge of $21 recorded in the second quarter of 2007 for regulatory matters.

Property & Casualty results for the nine month period changed from net income of $1.2 billion in 2007 to a net loss of $199 in 2008, largely due to a $1 billion after-tax increase in net realized capital losses on investments and a $282 after-tax increase in current accident year catastrophes.
•
Ongoing Operations’ results changed from net income of $1.2 billion for the nine months ended September 30, 2007 to a net loss of $108 for the nine months ended September 30, 2008. Before income taxes, Ongoing Operations’ results deteriorated by $1.9 billion, primarily due to a $1.4 billion increase in net realized capital losses on investments and, to a lesser extent, a $434 increase in current accident year catastrophes and a $153 decrease in net investment income, partially offset by a $141 increase in net favorable prior accident year reserve development. The increase in net realized capital losses of $1.4 billion in 2008 was primarily due to impairments of corporate debt and equity securities in the financial services sector. The $434 increase in current accident year catastrophes was largely due to losses incurred from hurricane Ike in September of 2008 and an increase in losses from tornadoes and thunderstorms in the South and Midwest. Contributing to the $153 decrease in net investment income was a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in yield on fixed maturity investments. Net favorable reserve development for Ongoing Operations in 2008 was largely driven by releases of reserves for workers’ compensation and professional liability claims.

•
Other Operations’ results changed from net income of $4 for the nine months ended September 30, 2007 to a net loss of $91 for the nine months ended September 30, 2008. Before income taxes, Other Operations’ results deteriorated by $144, primarily due to a $173 increase in net realized capital losses on investments, largely driven by impairments of corporate debt and equity securities in the financial services sector. Partially offsetting the increase in net realized capital losses was a $47 decrease in net unfavorable prior accident year reserve development.

Income Taxes
The effective tax rate for the three months ended September 30, 2008 and 2007 was 37% and 28%, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 44% and 27%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2008 pretax loss and a decrease in the tax expense on the 2007 pretax income.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $50 and $27 in the three months ended September 30, 2008 and 2007, and $158 and $115 in the nine months ended September 30, 2008 and 2007, respectively. The benefit recorded in the nine months ended September 30, 2008 included prior period adjustments of $9 related to the 2007 tax return.
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
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. During the second quarter of 2008, the Company booked a tax benefit of $4 related to the 2007 provision to filed return adjustment. The Company recorded benefits related to separate account FTC of $3 and $3 in the three months ended September 30, 2008 and 2007, and $14 and $7 in the nine months ended September 30, 2008 and 2007, respectively.

In total, there was no net change in the Company’s unrecognized tax benefits during the nine months ended September 30, 2008. Unrecognized tax benefits increased by $12 as a result of tax positions expected to be taken on the Company’s 2008 tax return and decreased by $12 with respect to tax positions taken on the 2007 tax return. Total unrecognized tax benefits as of September 30, 2008 were $76. This entire amount, if it were recognized, would lower the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the IRS. The examination of the Company’s tax returns for 2002 through 2003 is anticipated to be completed during 2008. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits in early 2009. Such benefits are not expected to be material to the statement of operations.
Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section of each segment discussion within MD&A. The “Outlook” sections contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each “Outlook” section, in Part I, Item 1A, Risk Factors in The Hartford’s 2007 Form 10-K Annual Report, and in Part II, Item 1A, Risk Factors in this Form 10-Q.

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
Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management. These fees are generally collected on a daily basis. For individual life insurance products, fees are contractually defined as percentages based on levels of insurance, age, premiums and deposits collected and contract holder value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales, or favorable equity market performance will have a favorable impact on fee income. Conversely, either negative net flows or net sales, or unfavorable equity market performance will reduce fee income.

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product/Key Indicator Information	2008	2007	2008	2007

Retail U.S. Individual Variable Annuities
Account value, beginning of period	$105,345	$121,529	$119,071	$114,365
Net flows	(1,540)	(633)	(4,357)	(1,635)
Change in market value and other	(11,555)	2,155	(22,464)	10,321

Account value, end of period	$92,250	$123,051	$92,250	$123,051

Retail Mutual Funds
Assets under management, beginning of period	$47,239	$45,644	$48,383	$38,536
Net sales	816	651	3,838	4,285
Change in market value and other	(7,152)	1,490	(11,318)	4,964

Assets under management, end of period	$40,903	$47,785	$40,903	$47,785

Individual Life Insurance
Variable universal life account value, end of period	$5,848	$7,402	$5,848	$7,402
Total life insurance in-force	$191,361	$175,723	$191,361	$175,723

Retirement Plans Group Annuities
Account value, beginning of period	$27,029	$26,255	$27,094	$23,575
Net flows	587	370	2,098	1,447
Change in market value and other	(2,448)	546	(4,024)	2,149

Account value, end of period	$25,168	$27,171	$25,168	$27,171

Retirement Plans Mutual Funds
Assets under management, beginning of period	$19,854	$1,329	$1,454	$1,140
Net sales	39	18	(69)	71
Acquisitions	—	—	18,725	—
Change in market value and other	(1,767)	62	(1,984)	198

Assets under management, end of period	$18,126	$1,409	$18,126	$1,409

Japan Annuities
Account value, beginning of period	$38,122	$33,708	$37,637	$31,343
Net flows	579	1,398	1,839	3,874
Change in market value and other	(3,499)	(900)	(6,241)	192
Effect of currency translation	(80)	2,467	1,887	1,264

Account value, end of period	$35,122	$36,673	$35,122	$36,673

S&P 500 Index
Period end closing value	1,165	1,527	1,165	1,527
Daily average value	1,252	1,489	1,324	1,471

Assets under management, across all businesses except Retirement Plans Mutual Funds, declined from prior year results, primarily due to declines in equity markets during 2008. In addition:
•	Retail U.S. individual variable annuity recorded increased negative net flows as a result of increased competition and equity market volatility.

•	Retail Mutual funds has seen positive net sales as a result of diversified sales growth.

•	Individual Life in-force growth has occurred across multiple product lines, including variable universal life, guaranteed universal life and term.

•	Retirement Plans group annuities has seen positive net flows driven by strong sales.

•
Retirement Plans mutual funds reflects an increase of $18.7 billion in Retirement Plans mutual funds from the acquisition of servicing rights of Sun Life Retirement Services, Inc and Princeton Retirement Group, both of which closed in the first quarter of 2008. Net sales for the nine months ended September 30, 2008 reflect expected outflows on the acquired business.

•
International — Japan Annuities has seen positive net flows and favorable effects from currency exchange rates for the nine months ended September 30, 2008. Net flows for the three and nine months ended have decreased in Japan annuities due to increased competition in Japan, particularly competition relating to products offered with living benefit guarantees.

Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. Investment earnings can also be influenced by factors such as the actions of the Federal Reserve and a decision to hold higher levels of short-term investments. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on limited partnership and other alternative investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Retail — Individual Annuity	73bps	169bps	169bps	266bps
Individual Life	86bps	137bps	116bps	131bps
Retirement Plans	106bps	161bps	127bps	166bps
Institutional (GIC’s, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	20bps	113bps	63bps	100bps
•
Retail individual annuity, Retirement Plans and Institutional net investment spreads decreased primarily due to lower yields on limited partnerships and alternative investment income. Retail individual annuity and Retirement Plans declines also are impacted by decreases in interest rates.

•
Individual Life net investment spread decreased primarily due to lower yields on fixed maturities and declines on limited partnership and other alternative investment income, partially offset by reduced credited rates.

Premiums
Traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of new sales correspond with the open enrollment periods of employers’ benefits, typically January 1 or July 1. Persistency refers to the percentage of policies remaining in-force from year-to-year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Group Benefits	2008	2007	2008	2007
Total premiums and other considerations	$1,109	$1,061	$3,283	$3,237
Fully insured ongoing sales (excluding buyouts)	$158	$125	$674	$630
•
Total premiums and other considerations include $0 and $26, in buyout premiums for the three and nine months ended September 30, 2007, respectively, and $1 of buyout premiums for the three and nine months ended September 30, 2008. Total premiums and other considerations, excluding buyouts, increased for the three and nine months ended September 30, 2008 as increases in sales and persistency were offset by lower premiums in the medical stop loss business as a result of the renewal rights transaction that closed during the second quarter of 2007.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007

Retail
General insurance expense ratio (individual annuity)	20.5	bps	16.6	bps	19.5	bps	17.2	bps
DAC amortization ratio (individual annuity) [1]	555.9%		(26.0%)		154.6%		21.4%
DAC amortization ratio (individual annuity) excluding DAC Unlock [1], [3]	42.3%		47.0%		42.8%		46.3%
Insurance expenses, net of deferrals	$294		$305		$933		$889

Individual Life
Death benefits	$86		$78		$265		$222
Insurance expenses, net of deferrals	49		44		147		141

Group Benefits
Total benefits, losses and loss adjustment expenses	$780		$765		$2,379		$2,364
Loss ratio (excluding buyout premiums)	70.3%		72.1%		72.5%		72.8%
Insurance expenses, net of deferrals	$283		$273		$838		$836
Expense ratio (excluding buyout premiums)	26.9%		27.0%		26.8%		27.5%

International — Japan
General insurance expense ratio	47.0	bps	52.3	bps	47.3	bps	45.9	bps
DAC amortization ratio [2]	605.6%		20.0%		68.2%		31.2%
DAC amortization ratio excluding DAC Unlock [2], [3]	40.6%		36.6%		40.3%		37.2%
Insurance expenses, net of deferrals	$60		$51		$171		$137

[1]	Excludes the effects of realized gains and losses.

[2]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[3]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.
•
The Retail DAC amortization ratio (individual annuity), excluding the effects of the 2008 Unlock and realized losses, decreased for the three and nine months ended September 30, 2008, due to amortization rates declining as a result of the 2007 Unlock.

•
Retail insurance expenses, net of deferrals, increased during the nine months ended September 30, 2008 primarily due to increasing non-deferrable commissions on strong mutual fund deposits, while insurance expenses, net of deferrals decreased for the three months ended September 30, 2008 as trail commissions on declining individual annuity account values decreased.

•	Retail — individual annuity’s general insurance expense ratio has increased primarily due to individual annuity assets declining due to declining equity markets.

•
Individual Life death benefits increased, primarily due to a larger life insurance in-force for the three and nine months ended September 30, 2008 and unfavorable mortality for the nine months ended September 30, 2008.

•	Individual Life insurance expenses, net of deferrals increased in line with growth of in-force business.

•	Group Benefits loss ratio decreased due to favorable morbidity and favorable medical stop loss experience partially offset by unfavorable mortality.

•	Group Benefits expense ratio, excluding buyouts decreased for the nine months ended September 30, 2008 due primarily to lower commission expense.

•
International — Japan DAC amortization ratio, excluding DAC Unlock and certain realized gains or losses, increased due to actual gross profits being less than expected as a result of lower fees earned on declining assets resulting in negative true-ups and a higher DAC amortization rate.

•	International — Japan insurance expenses, net of deferrals increased due to growth and strategic investment in the Japan operation.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Ratios	2008		2007		2008		2007
Retail
Individual annuity return on assets (“ROA”)	(305.1	)bps	83.7	bps	(88.2	)bps	58.8	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(99.5	)bps	(21.2	)bps	(65.1	)bps	(14.2	)bps
Effect of DAC Unlock on ROA [3]	(267.4	)bps	54.7	bps	(84.0	)bps	18.6	bps

ROA excluding realized gains (losses) and DAC Unlock	61.8	bps	50.2	bps	60.9	bps	54.4	bps

Individual Life
After-tax margin	(85.7)%		20.6%		(7.9)%		17.7%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(68.4)%		(1.3)%		(15.6)%		(0.2)%
Effect of DAC Unlock on after-tax margin [3]	(31.9)%		5.7%		(6.5)%		1.8%

After-tax margin excluding realized gains (losses) and DAC Unlock	14.6%		16.2%		14.2%		16.1%

Retirement Plans
Retirement Plans ROA	(141.9	)bps	5.7	bps	(49.7	)bps	27.0	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(109.1	)bps	(20.0	)bps	(55.1	)bps	(6.5	)bps
Effect of DAC Unlock on ROA [3]	(43.4	)bps	(12.8	)bps	(18.1	)bps	(4.5	)bps

ROA excluding realized gains (losses) and DAC Unlock	10.6	bps	38.5	bps	23.5	bps	38.0	bps

Group Benefits
After-tax margin (excluding buyouts)	(23.9)%		7.1%		(2.5)%		6.6%
Effect of net realized gains (losses), net of tax on after-tax margin [1]	(32.2)%		(0.5)%		(9.6)%		(0.2)%

After-tax margin excluding realized gains (losses)	8.3%		7.6%		7.1%		6.8%

International — Japan
International — Japan ROA	(88.5	)bps	111.4	bps	0.7	bps	80.4	bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [1] [2]	(32.8	)bps	11.4	bps	(29.7	)bps	(3.2	)bps
Effect of DAC Unlock on ROA [3]	(125.6	)bps	25.0	bps	(42.2	)bps	8.7	bps

ROA excluding realized gains (losses) and DAC Unlock	69.9	bps	75.0	bps	72.6	bps	74.9	bps

Institutional
Institutional ROA	(255.6	)bps	5.5	bps	(118.5	)bps	14.4	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(255.6	)bps	(19.9	)bps	(129.2	)bps	(10.6	)bps
Effect of DAC Unlock on ROA [3]	—		0.7	bps	—		0.3	bps

ROA excluding realized gains (losses) and DAC Unlock	—		24.7	bps	10.7	bps	24.7	bps

[1]	See “Realized Capital Gains and Losses by Segment” table within the Life Section of the MD&A.

[2]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[3]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.
•	The increase in Retail — individual annuity ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily due to declining DAC amortization in 2008, and a higher DRD benefit.

•
The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily due to the implementation of a more efficient capital approach for our secondary guarantee universal life business which drove down assets supporting capital and the related net investment income earned on those assets, described further in Individual Life’s “Outlook” section of the MD&A, lower net investment income from limited partnership and other alternative investments and lower fees from equity market declines, partially offset by life insurance in-force growth, lower credited rates and higher surrender charges for the three months and nine months ended September 30, 2008, as well as unfavorable mortality for the nine months ended September 30, 2008.

•
The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by an increase in assets under management due to the acquired rights to service $18.7 billion in mutual funds, comprised of $15.8 billion in mutual funds from Sun Life Retirement Services, Inc., and $2.9 billion in mutual funds from Princeton Retirement Group, both of which closed in the first quarter of 2008. The acquired blocks of assets produce a lower ROA as they are comprised of larger cases that tend to have institutional pricing. Also contributing to the decrease was lower yields on fixed maturity investments and a decline in limited partnership and other alternative investment income, higher service and technology costs and additional expenses associated with the acquisitions. Offsetting the decrease for the nine months ended September 30, 2008, were benefits associated with DRD provision to filed return adjustments and changes in estimates.

•	The Group Benefit increase in after-tax margin for the three months ended September 30, 2008 was primarily due to a favorable loss ratio.

•
International-Japan ROA, excluding realized gains (losses) and the effect of the DAC Unlock, declined due to lower earned fees as a result of declining account values, lower surrender fees due to a reduction in lapses and an increase in the DAC amortization rate due to lower actual gross profits.

•	The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decrease in limited partnership and other alternative investment income.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Earned premiums	$1,335	$1,434	(7%)	$3,869	$3,887	—
Fee income	1,329	1,394	(5%)	4,042	4,013	1%
Net investment income (loss)
Securities, available-for-sale and other	759	883	(14%)	2,407	2,619	(8%)
Equity securities, held for trading [1]	(3,415)	(698)	NM	(5,840)	746	NM

Total net investment income (loss)	(2,656)	185	NM	(3,433)	3,365	NM
Net realized capital losses	(2,012)	(288)	NM	(3,460)	(486)	NM

Total revenues [2]	(2,004)	2,725	NM	1,018	10,779	(91%)
Benefits, losses and loss adjustment expenses	2,045	1,911	7%	5,523	5,293	4%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(3,415)	(698)	NM	(5,840)	746	NM
Amortization of deferred policy acquisition costs and present value of future profits	1,404	(49)	NM	1,634	604	171%
Insurance operating costs and other expenses	838	811	3%	2,518	2,379	6%

Total benefits, losses and expenses	872	1,975	(56%)	3,835	9,022	(57%)
Income (loss) before income taxes	(2,876)	750	NM	(2,817)	1,757	NM
Income (loss) tax expense (benefit)	(1,061)	225	NM	(1,181)	476	NM

Net income (loss) [3]	$(1,815)	$525	NM	$(1,636)	$1,281	NM

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $650 for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements

[3]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $220 for the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007
The decrease in Life’s net income was due to the following:
•
Realized losses increased $1,724 as compared to the comparable prior year period primarily due to increased impairments and realized losses on credit default swaps in 2008. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•
Life recorded a DAC Unlock charge of $941, after-tax during, the third quarter of 2008 as compared to a DAC Unlock benefit of $210, after-tax, during the third quarter of 2007. See Critical Accounting Estimates within Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•	Declines in assets under management in Retail, primarily due to equity market declines during 2008, drove fee income in that segment down $65 as compared to the third quarter of 2007.

•
Declines in net investment income on securities, available for sale and other of $124, due to a decrease in investment yield for fixed maturities and declines in limited partnership and other alternative investment income.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
The decrease in Life’s net income was due to the following:
•
Realized losses increased as compared to the comparable prior year period primarily due to net losses from the adoption of SFAS 157 and impairments. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•
Life recorded a DAC Unlock charge of $941, after-tax, during the third quarter of 2008 as compared to a DAC Unlock benefit of $210, after-tax, during the third quarter of 2007. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•	Declines in assets under management in Retail, primarily due to equity market declines during 2008, drove fee income in that segment down $70 as compared to the nine months ended September 30, 2007.

•
Declines in net investment income on securities, available-for-sale and other of $212, primarily due to a decrease in investment yield for fixed maturities and declines in limited partnership and other alternative investments income.

•	Death benefits in Individual Life increased $43 due to growth in in-force and unfavorable mortality.
Partially offsetting the decrease in Life’s net income were the following:
•	Increased fee income of $72 on asset growth in International businesses.

•	Benefits of $13 from provision to filed return adjustments and revisions to estimates of the separate account dividends received deduction and foreign tax credit.

•	A charge of $21 recorded in the second quarter of 2007 for regulatory matters.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for three months ended September 30, 2008

			Japanese
			fixed
			annuity	Periodic net				Total gains/
			contract	coupon	GMWB			losses, net
	Gains/losses		hedges,	settlements on	derivatives,	Other,		of tax and
	on sales, net	Impairments	net	credit derivatives	net	net	Total	DAC
Retail	$(16)	$(329)	$—	$(1)	$(116)	$(21)	$(483)	$(283)
Individual Life	—	(175)	—	—	—	5	(170)	(111)
Retirement Plans	(11)	(174)	—	(1)	—	5	(181)	(123)
Group Benefits	—	(428)	—	(1)	—	(12)	(441)	(287)
International	1	(84)	36	(8)	(17)	5	(67)	(36)
Institutional	(10)	(498)	—	—	—	(97)	(605)	(394)
Other	(9)	(72)	—	3	—	13	(65)	(43)

Total	$(45)	$(1,760)	$36	$(8)	$(133)	$(102)	$(2,012)	$(1,277)

Net realized gains (losses) for three months ended September 30, 2007

			Japanese
			fixed					Total
			annuity	Periodic net				gains/
			contract	coupon	GMWB			losses, net
	Gains/losses		hedges,	settlements on	derivatives,	Other,		of tax and
	on sales, net	Impairments	net	credit derivatives	net	net	Total	DAC
Retail	$(9)	$(22)	$—	$1	$(139)	$(5)	$(174)	$(87)
Individual Life	(6)	(4)	—	—	—	(6)	(16)	(11)
Retirement Plans	(6)	(6)	—	—	—	(9)	(21)	(16)
Group Benefits	—	(3)	—	—	—	(7)	(10)	(6)
International	1	(3)	15	(16)	(2)	5	—	1
Institutional	2	(36)	—	1	—	(13)	(46)	(29)
Other	(2)	(1)	—	5	—	(23)	(21)	(15)

Total	$(20)	$(75)	$15	$(9)	$(141)	$(58)	$(288)	$(163)

Net realized gains (losses) for the nine months ended September 30, 2008

			Japanese
			fixed						Total
			annuity	Periodic net					gains/
			contract	coupon	GMWB	SFAS 157			losses, net
	Gains/losses		hedges,	settlements on	derivatives,	Transition	Other,		of tax and
	on sales, net	Impairments	net	credit derivatives	net	Impact	net	Total	DAC
Retail	$(24)	$(393)	$—	$(3)	$(241)	$(616)	$(34)	$(1,311)	$(576)
Individual Life	(13)	(207)	—	(1)	—	—	(6)	(227)	(145)
Retirement Plans	(25)	(210)	—	(2)	—	—	1	(236)	(149)
Group Benefits	(2)	(468)	—	(1)	—	—	(43)	(514)	(334)
International	(10)	(106)	13	(26)	(15)	(34)	—	(178)	(97)
Institutional	(44)	(649)	—	1	—	—	(219)	(911)	(592)
Other	2	(82)	—	6	—	—	(9)	(83)	(54)

Total	$(116)	$(2,115)	$13	$(26)	$(256)	$(650)	$(310)	$(3,460)	$(1,947)

Net realized gains (losses) for the nine months ended September 30, 2007

			Japanese
			fixed					Total
			annuity	Periodic net				gains/
			contract	coupon				losses, net
	Gains/losses		hedges,	settlements on	GMWB			of tax
	on sales, net	Impairments	net	credit derivatives	derivatives, net	Other, net	Total	and DAC
Retail	$(9)	$(28)	$—	$1	$(250)	$(17)	$(303)	$(156)
Individual Life	5	(9)	—	—	—	(6)	(10)	(7)
Retirement Plans	(11)	(7)	—	—	—	(1)	(19)	(14)
Group Benefits	(1)	(5)	—	—	—	(8)	(14)	(9)
International	1	(3)	3	(52)	(2)	(10)	(63)	(40)
Institutional	7	(56)	—	1	—	(21)	(69)	(44)
Other	4	(1)	—	16	—	(27)	(8)	(8)

Total	$(4)	$(109)	$3	$(34)	$(252)	$(90)	$(486)	$(278)

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
For the three months ended September 30, 2008, net realized capital losses increased as a result of impairments and increases in Other, net losses. For the nine months ended September 30, 2008, net realized capital losses increased primarily due to the SFAS 157 transition impact in the first quarter of 2008 and higher net losses on both impairments and other net losses. A more expanded discussion of these components is as follows:

Gross Gains and Losses on Sale
•     Gross gains on sales for the three and nine months ended September 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales for the three and nine months ended September 30, 2008 were primarily comprised of corporate securities, CMBS, and municipal securities, as well as $17 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. During the three and nine months ended September 30, 2008, securities sold at a loss were depressed, on average, approximately 7% and 2%, respectively, at the respective period’s impairment review date and were deemed to be temporarily impaired.

•     Gross gains and losses on sales for three and nine months ended September 30, 2007 were primarily comprised of corporate securities. During the three and nine months ended September 30, 2007, securities sold at a loss were depressed, on average, approximately 2% and 1%, respectively, at the respective period’s impairment review date and were deemed to be temporarily impaired.

Impairments	• See the Other-Than-Temporary Impairments section for information on impairment losses.

SFAS 157	• See Note 4 in the Notes to the Condensed Consolidated Financial Statements for a discussion of the SFAS 157 transition impact.

GMWB	• See Note 4 in the Notes to the Condensed Consolidated Financial Statements for a discussion of GMWB gains and losses.

Other
•     Other, net losses for the three and nine months ended September 30, 2008 were primarily related to net losses on credit derivatives of $106 and $314, respectively. The net losses on credit derivatives were primarily due to significant credit spread widening on credit derivatives that assume credit exposure. Included in the nine months ended September 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. Also included were derivative related losses of $39 for the three and nine months ended September 30, 2008 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

•     Other, net losses for the three and nine months ended September 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening as well as fluctuations in interest rates and foreign currency exchange rates.

RETAIL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Fee income and other	$723	$788	(8%)	$2,229	$2,299	(3%)
Earned premiums	11	(13)	NM	(2)	(48)	96%
Net investment income	184	205	(10%)	567	602	(6%)
Net realized capital losses	(483)	(174)	(178%)	(1,311)	(303)	NM

Total revenues [1]	435	806	(46%)	1,483	2,550	(42%)
Benefits, losses and loss adjustment expenses	351	210	67%	741	609	22%
Insurance operating costs and other expenses	294	305	(4%)	933	889	5%
Amortization of deferred policy acquisition costs and present value of future profits	1,118	(126)	NM	1,130	262	NM

Total benefits, losses and expenses	1,763	389	NM	2,804	1,760	59%
Income (loss) before income taxes	(1,328)	417	NM	(1,321)	790	NM
Income tax expense (benefit)	(506)	123	NM	(592)	174	NM

Net income (loss) [2]	$(822)	$294	NM	$(729)	$616	NM

Assets Under Management
Individual variable annuity account values				$92,250	$123,051	(25%)
Individual fixed annuity and other account values				10,687	10,263	4%
Other retail products account values				500	671	(25%)

Total account values [3]				103,437	133,985	(23%)
Retail mutual fund assets under management				40,903	47,785	(14%)
Other mutual fund assets under management				2,084	2,039	2%

Total mutual fund assets under management				42,987	49,824	(14%)

Total assets under management				$146,424	$183,809	(20%)

[1]
For the nine months ended September 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[2]
For the nine months ended September 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[3]	For the nine months ended September 30, 2008, includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net income decreased for the three and nine months ended September 30, 2008, primarily due to increased realized capital losses due to other than temporary impairment charges and the 2008 Unlock charge as compared to the 2007 Unlock benefit. The nine months ended September 30, 2008 also included the adoption of SFAS 157 during the first quarter of 2008, which resulted in realized capital losses of $616. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. For further discussion of realized capital losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2008 and 2007 Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other decreased for the three and nine months ended September 30, 2008 primarily as a result of lower variable annuity fee income of $94 and $151, respectively. Variable annuity fee income decreased for the three and nine months ended September 30, 2008 due to a decline in average variable annuity account values. The decrease in average variable annuity account values can be attributed to market depreciation of $25 billion and net outflows of $5 billion over the past four quarters. Net outflows were driven by surrender activity due to the aging of the variable annuity in-force block of business; increased sales competition, particularly competition related to guaranteed living benefits and volatility in the equity markets.

Earned Premiums
•     Earned Premiums increased for the three and nine months ended September 30, 2008 primarily due to an increase in life contingent premiums combined with a decrease in reinsurance premiums as a result of significant decline in equity markets values.

Net investment income
•     Net investment income was lower primarily due to decreased yields on limited partnership and other alternative investments, combined with lower yields on fixed maturity investments due to interest rate declines.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses increased for the three and nine months ended September 30, 2008 primarily as a result of the impact of the 2008 Unlock of the GMDB reserve and sales inducement asset.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses declined for the three months ended September 30, 2008, principally driven by lower trail commissions as a result of the significant market declines at the end of the third quarter. Insurance operating costs increased for the nine months ended September 30, 2008 primarily as a result of increased non-deferrable commissions on higher sales of retail mutual funds.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     Amortization of DAC increased for the three and nine months ended September 30, 2008, primarily due to the impact of the 2008 Unlock charge as compared to the 2007 Unlock benefit, offset by DAC amortization benefits associated with increased realized capital losses. The nine months ended September 30, 2008 also includes a DAC benefit associated with the adoption of SFAS 157 at the beginning of the first quarter of 2008.

Income tax expense (benefit)
•     For the nine months ended September 30, 2008, the income tax benefits are caused by the pre-tax losses driven by the factors previously discussed. Differences from tax rates of 35% are caused by the recognition of tax benefits associated with the dividends received deduction and foreign tax credits.

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
Near-term, the industry and the Company are experiencing lower variable annuity sales as a result of recent market turbulence and uncertainty in the U.S. financial system. Current market pressures are also increasing the expected claim costs, the cost and effectiveness of hedging programs, and the level of capital needed to support living benefit guarantees. Some competitors may eventually revise pricing for living benefit guarantees or change the guarantees offered, but there is no assurance that this will happen.
Significant declines in equity markets and increased equity market volatility are also likely to continue to impact the cost and effectiveness of our GMWB hedging program. The significant declines and increased volatility in the equity markets caused a realized capital loss of $116 during the third quarter. As of the date of this filing, equity markets have experienced a sharp decline from September 30, 2008 levels and market volatility has increased dramatically. While the hedging program has performed as expected given the market conditions, hedge losses to date have significantly exceeded those sustained in the third quarter given the absolute level of liability movements. Continued equity market volatility could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Equity Risk Management section within Capital Markets Risk Management.
During periods of volatile equity markets, policyholders may allocate more of their variable account assets to the fixed account options and fixed annuities may see increased sales.
For the retail mutual fund business net sales can vary significantly depending on market conditions. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
Based on results to date, management’s current full year projections for 2008 are as follows:
•	Variable annuity sales of $8 billion to $8.5 billion

•	Fixed annuity sales of $1.1 billion to $1.3 billion

•	Retail mutual fund sales of $14 billion to $14.8 billion

•	Variable annuity outflows of $6.2 billion to $6.9 billion

•	Fixed annuity flows of $(100) to $300

•	Retail mutual fund net sales of $2 billion to $2.5 billion

INDIVIDUAL LIFE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Fee income and other	$220	$206	7%	$675	$638	6%
Earned premiums	(15)	(14)	(7%)	(52)	(42)	(24%)
Net investment income	84	91	(8%)	264	267	(1%)
Net realized capital losses	(170)	(16)	NM	(227)	(10)	NM

Total revenues	119	267	(55%)	660	853	(23%)
Benefits, losses and loss adjustment expenses	159	143	11%	466	415	12%
Insurance operating costs and other expenses	49	44	11%	147	141	4%
Amortization of deferred policy acquisition costs and present value of future profits	73	(1)	NM	142	78	82%

Total benefits, losses and expenses	281	186	51%	755	634	19%
Income (loss) before income taxes	(162)	81	NM	(95)	219	NM
Income tax expense (benefit)	(60)	26	NM	(43)	68	NM

Net income (loss)	$(102)	$55	NM	$(52)	$151	NM

Account Values
Variable universal life insurance				$5,848	$7,402	(21%)
Universal life/interest sensitive whole life				4,663	4,285	9%
Modified guaranteed life and other				660	683	(3%)

Total account values				$11,171	$12,370	(10%)

Life Insurance In-force
Variable universal life insurance				$78,809	$76,498	3%
Universal life/interest sensitive whole life				51,355	47,581	8%
Term Life				60,261	50,641	19%
Modified guaranteed life and other				936	1,003	(7%)

Total life insurance in-force				$191,361	$175,723	9%

Three and nine months ended September 30, 2008 compared to the three months and nine months ended September 30, 2007
Net income decreased for the three and nine months ended September 30, 2008, driven primarily by significantly higher realized capital losses and the impacts of the Unlock in the third quarter of 2007 as compared to the third quarter of 2008. For further discussion on the Unlock, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     Fee income and other increased for the three and nine months ended September 30, 2008 primarily due to growth in variable universal and universal life insurance in-force and fees on higher surrenders of $9 and $14, respectively, partially offset by impacts of the Unlock in the third quarter of 2008 compared to 2007 as well as equity market declines.

Earned premiums	• Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to life insurance in-force growth.

Net investment income
•     Net investment income decreased due to lower investment yields driven primarily by lower yields on fixed maturity investments, lower income from limited partnership and other alternative investments and reduced net investment income associated with the capital approach for our secondary guarantee universal life business, described further in the “Outlook” section below, partially offset by growth in general account values.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses increased for the three and nine months ended September 30, 2008 as a result of increased death benefits consistent with a larger life insurance in-force and the impacts of the Unlock in the third quarter of 2008 along with unfavorable mortality volatility for the nine months ended September 30, 2008.

Insurance operating costs and other expenses	• Insurance operating costs and other increased for the three and nine months ended September 30, 2008 in line with growth of in-force business.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•     Amortization of DAC increased primarily as a result of the Unlock in the third quarter of 2008 compared to 2007, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase had a partial offset in amortization of deferred revenues, included in fee income.

Income tax expense (benefit)
•     For the three and nine months ended September 30, 2008, the income tax benefits were a result of lower income before income taxes primarily due to an increase in realized capital losses and DAC amortization in the third quarter of 2008 as compared to the third quarter of 2007.

Outlook
Individual Life operates in a mature and competitive marketplace with customers desiring products with guarantees and distribution requiring highly trained insurance professionals. Individual Life continues to expand its core distribution model of sales through financial advisors and banks, while also pursuing growth opportunities through other distribution sources such as independent life brokerage. The Company is looking to broaden the reach of its field sales system and wholesaling capabilities, take advantage of cross selling opportunities, and extend its penetration in the private wealth management services areas. The Company is committed to maintaining a competitive product portfolio; it refreshed its variable universal life insurance products in the second quarter of 2008 and its universal life product with secondary guarantees in the third quarter of 2008.
Sales results for the three months ended September 30, 2008 were consistent with the three months ended September 30, 2007. Sales for the nine months ended September 30, 2008 increased 4%. Year to date sales results were driven by increased sales in the independent channels of 11% and steady performance in the wirehouse channel. Sales within the bank channel have been impacted in the first nine months of 2008 by restructurings and acquisitions within certain of Individual Life’s banking distribution relationships and the liquidity and capital issues throughout the banking industry. The variable universal life mix was 32% and 36% of total sales for the three and nine months ended September 30, 2008, respectively.
Sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the nine months ended, and as of September 30, 2008, variable universal life sales and account values have both decreased 21% compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management.
Future sales for all products will be influenced by the Company’s management of current distribution relationships, including recent merger and consolidation activity, and the development of new sources of distribution, while offering competitive and innovative new products and product features. The current economic environment poses both opportunities and challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may influence future growth.
Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. As of September 30, 2008, the transaction provided approximately $383 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through approximately December 31, 2008. The use of the letter of credit will result in a decline in net investment income and increased expenses in future periods for Individual Life. The additional statutory capital provided by the use of the letter of credit is available to the Company for general corporate purposes. As its business grows in this product line, Individual Life will evaluate the need for, and availability of, an additional capital transaction.
For risk management purposes, Individual Life accepts and maintains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility.
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
Based on results to date, management’s current full year life insurance in-force projection for 2008 is an increase of 8% to 9%.

RETIREMENT PLANS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Fee income and other	$94	$62	52%	$259	$175	48%
Earned premiums	1	—	—	3	3	—
Net investment income	87	89	(2%)	267	267	—
Net realized capital losses	(181)	(21)	NM	(236)	(19)	NM

Total revenues	1	130	(99%)	293	426	(31%)
Benefits, losses and loss adjustment expenses	69	62	11%	200	186	8%
Insurance operating costs and other expenses	95	40	138%	248	125	98%
Amortization of deferred policy acquisition costs and present value of future profits	94	26	NM	93	44	111%

Total benefits, losses and expenses	258	128	102%	541	355	52%
Income (loss) before income taxes	(257)	2	NM	(248)	71	NM
Income tax expense (benefit)	(97)	(2)	NM	(114)	17	NM

Net income (loss)	$(160)	$4	NM	$(134)	$54	NM

Assets Under Management
403(b)/457 account values				$11,432	$12,486	(8%)
401(k) account values				13,736	14,685	(6%)

Total account values [1]				25,168	27,171	(7%)
403(b)/457 mutual fund assets under management [2]				104	20	NM
401(k) mutual fund assets under management [3]				18,022	1,389	NM

Total mutual fund assets under management				18,126	1,409	NM

Total assets under management				$43,294	$28,580	51%

Total assets under administration — 401(k) [4]				$5,853	$—	—

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	In 2007, Life began selling mutual fund based products in the 403(b) market.

[3]	During the nine months ended September 30, 2008, Life acquired the rights to service $18.7 billion in mutual funds from Sun Life Retirement Services, Inc., and Princeton Retirement Group.

[4]
During the nine months ended September 30, 2008, Life acquired the rights to service $5.7 billion of assets under administration (“AUA”) from Princeton Retirement Group. Servicing revenues from AUA are based on the number of plan participants and do not vary directly with asset levels. As such, they are not included in AUM upon which asset based returns are calculated.

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net income in Retirement Plans decreased for the three and nine months ended September 30, 2008 due to higher net realized capital losses, the DAC Unlock in 2008 as compared to 2007 and increased operating expenses partially offset by growth in fee income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. For further discussion of 2008 and 2007 Unlocks see Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     For the three and nine months ended September 30, 2008, fee income and other increased primarily due to $35 and $79, respectively, of fees earned on assets relating to the acquisitions in the first quarter of 2008. Offsetting this increase was lower annuity fees driven by lower average account values as market depreciation of $4.3 billion was partially offset by positive net flows of $2.3 billion over the past four quarters.

Net investment income
•     Net investment income remained relatively consistent, for the three and nine months ended September 30, 2008, with growth in general account assets offset by a decrease in yields on fixed maturity investments and a decrease in limited partnership and other alternative investment income, particularly during the three months ended September 30, 2008.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2008, primarily attributable to operating expenses associated with the acquired businesses. Also contributing to higher insurance operating costs were higher trail commissions resulting from an aging portfolio and higher service and technology costs.

Amortization of deferred policy acquisition costs and present value of future profits
•     Amortization of deferred policy acquisition costs and present value of future profits increased for the three and nine months ended September 30, 2008 as a result of the higher Unlock in the third quarter of 2008 as compared to the Unlock in the third quarter of 2007, partially offset by DAC amortization benefits associated with increased realized capital losses. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Income tax expense (benefit)
•     For the three and nine months ended September 30, 2008 the income tax benefit as compared to the prior year periods income tax balances was due to lower income before income taxes primarily due to increased realized capital losses and increased tax benefits associated with the dividends received deduction.

Outlook
The future profitability of this segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus; however, as Life expands its reach, additional investments in service and technology will occur.
As the “baby boom” generation approaches retirement, management believes that over the long term these individuals, as well as younger individuals, will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy.
During 2008, the Company completed three acquisitions. The acquisition of part of the defined contribution record keeping business of Princeton Retirement Group gives Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients and added $2.9 billion in mutual funds to Retirement Plans assets under management and $5.7 billion of assets under administration. The acquisition of Sun Life Retirement Services, Inc., added $15.8 billion in Retirement Plans assets under management across 6,000 plans and provides new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC., provides web-based technology to address data management, administration and benefit calculations. These three acquisitions illustrate Life’s commitment to increase scale in the Retirement Plans segment and grow its offering to serve additional markets, customers and types of retirement plans across the defined contribution and defined benefit spectrum. These three acquisitions will not be accretive to 2008 net income. Furthermore, net income as a percentage of assets is expected to be lower in 2008 reflecting the new business mix represented by the acquisitions, which includes larger, more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.
Given the recent market declines and volatility, we expect that growth in Retirement deposits may be somewhat affected as small businesses potentially reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term.
Based on results to date, management’s current full-year projections for 2008 (including the impacts of the acquisitions) are as follows:
•	Deposits of $8.9 billion to $9.3 billion

•	Net flows of $2.25 billion to $2.75 billion

GROUP BENEFITS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Premiums and other considerations	$1,109	$1,061	5%	$3,283	$3,237	1%
Net investment income	111	115	(3%)	330	350	(6%)
Net realized capital losses	(441)	(10)	NM	(514)	(14)	NM

Total revenues	779	1,166	(33%)	3,099	3,573	(13%)
Benefits, losses and loss adjustment expenses	780	765	2%	2,379	2,364	1%
Insurance operating costs and other expenses	283	273	4%	838	836	—
Amortization of deferred policy acquisition costs	15	13	15%	42	48	(13%)

Total benefits, losses and expenses	1,078	1,051	3%	3,259	3,248	—
Income (loss) before income taxes	(299)	115	NM	(160)	325	NM
Income tax expense (benefit)	(113)	32	NM	(82)	90	NM

Net income (loss)	$(186)	$83	NM	$(78)	$235	NM

Earned Premiums and Other
Fully insured — ongoing premiums	$1,099	$1,053	4%	$3,255	$3,186	2%
Buyout premiums	1	—	—	1	26	(96%)
Other	9	8	13%	27	25	8%

Total earned premiums and other	$1,109	$1,061	5%	$3,283	$3,237	1%

Ratios, excluding buyouts
Loss ratio	70.3%	72.1%		72.5%	72.8%
Loss ratio, excluding financial institutions	74.8%	76.6%		77.1%	78.1%
Expense ratio	26.9%	27.0%		26.8%	27.5%
Expense ratio, excluding financial institutions	22.1%	22.6%		22.3%	22.6%
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
The decrease in net income for the three and nine months ended September 30, 2008, was primarily due to increased realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Net investment income
•     For the three and nine months ended September 30, 2008, net investment income decreased primarily as a result of lower yields on fixed maturity investments and lower limited partnership and other alternative investment returns.

Loss ratio
•     The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) for the three and nine months ended September 30, 2008, decreased due to favorable morbidity and favorable medical stop loss experience partially offset by unfavorable mortality.

Expense ratio	• The segment’s expense ratio, excluding buyouts, for the nine months ended September 30, 2008, decreased compared to the prior year due to lower commission expenses.

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
The economic downturn may have a negative impact on future premium growth if unemployment rises significantly above current levels or if employees lessen spending on the Company’s products. However, despite the current economic downturn and other market conditions, including rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Company continues to leverage its strength in claim practices risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates opportunities for our products and services.
Based on results to date, management’s current full year projections for 2008 are as follows:
•	Fully insured ongoing premiums (excluding buyout premiums and premium equivalents) of $4.3 billion to $4.4 billion

•	Loss ratio (excluding buyout premiums) between 71% and 74%

•	Expense ratio (excluding buyout premiums) between 26% and 28%

INTERNATIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Fee income	$225	$216	4%	$684	$612	12%
Earned premiums	(2)	(3)	33%	(7)	(8)	13%
Net investment income	34	34	—	104	102	2%
Net realized capital losses	(67)	—	—	(178)	(63)	(183%)

Total revenues [1]	190	247	(23%)	603	643	(6%)
Benefits, losses and loss adjustment expenses	157	1	NM	188	18	NM
Insurance operating costs and other expenses	84	69	22%	234	179	31%
Amortization of deferred policy acquisition costs and present value of future profits	99	36	175%	211	153	38%

Total benefits, losses and expenses	340	106	NM	633	350	81%
Income (loss) before income taxes	(150)	141	NM	(30)	293	NM
Income tax expense (benefit)	(43)	51	NM	(3)	108	NM

Net income (loss) [2]	$(107)	$90	NM	$(27)	$185	NM

Assets Under Management — Japan
Japan variable annuity account values				$32,706	$34,888	(6%)
Japan MVA fixed annuity account values				2,416	1,785	35%

Total assets under management — Japan				$35,122	$36,673	(4%)

[1]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $34 during the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $11 during the nine months ended September 30, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net income decreased for the three months ended September 30, 2008, as a result of the impacts of the Unlock charge in the third quarter of 2008 as compared to the Unlock benefit in the third quarter of 2007 and an increase in realized capital losses primarily due to impairment charges within the third quarter of 2008. Net income decreased for the nine months ended September 30, 2008 as a result of the 2008 Unlock versus the 2007 Unlock along with increased realized capital losses from the adoption of SFAS 157, which resulted in a net realized capital loss of $34 during the first quarter of 2008, impairment charges, increases in insurance operating costs and other expenses, partially offset by an increase in fee income. For further discussion on the Unlock, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Condensed Consolidated Financial Statements. For further discussion of realized capital losses, see Realized Capital Gains and losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income
•     Fee income increased for the three and nine months ended September 30, 2008, primarily due to growth in Japan’s variable annuity average assets under management offset by lower fees on lower surrenders. The increase in average assets under management over the past four quarters was driven by positive net flows of $2.0 billion and a $2.9 billion increase due to foreign currency exchange translation as the yen strengthened compared to the U.S. dollar. Positive net flows and favorable foreign currency exchange were offset by unfavorable market performance of $7.0 billion.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expense increased for the three and nine months ended September 30, 2008, as a result of the impacts of the Unlock in the third quarter of 2008 as compared to the third quarter of 2007, as well as higher GMDB net amount at risk and increased claims costs resulting from declining markets between customers’ date of death and date of payment.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2008 due to the growth and strategic investment in the Japan and Other International operations.

Amortization of deferred policy acquisition costs and present value of future profits
•     Amortization of deferred policy acquisition costs and present value of future profits increased for the three and nine months ended September 30, 2008 as a result of the impacts of the Unlock in the third quarter of 2008 as compared to the third quarter of 2007.

Income Tax expense	• Income tax expense decreased for the three and nine months ended September 30, 2008 primarily as a result of a decline in income before taxes.

Outlook
Management continues to be optimistic about the long-term growth potential of the retirement savings market in Japan. Several trends, such as an aging population, longer life expectancies and declining birth rates leading to a smaller number of younger workers to support each retiree, have resulted in greater need for an individual to plan and adequately fund retirement savings.
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets, while unfavorable market performance will have the reverse effect. In addition, higher or lower account value levels will generally reduce or increase, respectively, certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Prudent expense management is also an important component of product profitability.
Due to significant market declines between September 30th and October 27, 2008, approximately 95% of our in-force 3 Win policies, or $3 billion in account value, have triggered the associated GMIB. In the event that the policyholders’ account value declines to 80% or less of the initial deposit, this GMIB requires the policyholder to elect one of two options, either receive 80% of their initial deposit value without surrender penalty immediately or a full return of the initial deposit via a 15 year payout annuity. As a result of the GMIB trigger, the majority of our 3 Win policies will surrender free of charge or annuitize in the fourth quarter of 2008. This will significantly impact fourth quarter net flows as well as current and future profitability. For further details on the trigger of the GMIB associated with the 3 Win product, see Unlock and Sensitivity Analysis within Critical Accounting Estimates and Note 4 in the Notes to the Condensed Consolidated Financial Statements.
Competition has increased dramatically in the Japanese market from both domestic and foreign insurers. This increase in competition has impacted current deposits and is expected to negatively impact future deposit levels. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. During the second and third quarters of 2008, the Company launched a new product called “Rising Income/Care Story,” which is a GMWB variable annuity combined with a nursing care rider, as well as the new product “Plus 5,” which is a 10-year GMAB variable annuity with a 5% bonus at year 10. The success of the Company’s product offerings will ultimately be based on customer acceptance in an increasingly competitive environment.
During the nine months ended of 2008, the Company has experienced lower than expected surrenders and related surrender fees. In addition, the Company has experienced significant market declines and therefore some of the product guarantees have increased in cost. Specifically, the 3 Win product, referenced above, will have a significant impact on future net flows and profitability. Lower surrender fees, net flows and market returns are consequently expected to result in a lower return on assets than in prior years.
Based on the results to date and the items discussed above, management has lowered its full year projections for Japan in 2008 as follows (using ¥100/$1 exchange rate for the remainder of 2008):
•	Variable annuity deposits of ¥310 billion to ¥350 billion ($2.9 billion to $3.3 billion)

•	Variable annuity outflows of ¥210 billion to ¥110 billion ($2.1 billion to $1.1 billion) [1]

[1]	Variable annuity net flows projection includes approximately ¥300 billion ($3.0 billion) of outflows due to the 3 Win trigger.

INSTITUTIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Fee income and other	$40	$97	(59%)	$119	$211	(44%)
Earned premiums	241	411	(41%)	671	770	(13%)
Net investment income	240	320	(25%)	813	919	(12%)
Net realized capital losses	(605)	(46)	NM	(911)	(69)	NM

Total revenues	(84)	782	NM	692	1,831	(62%)
Benefits, losses and loss adjustment expenses	485	692	(30%)	1,431	1,583	(10%)
Insurance operating costs and other expenses	35	81	(57%)	93	149	(38%)
Amortization of deferred policy acquisition costs and present value of future profits	5	2	150%	16	19	(16%)

Total benefits, losses and expenses	525	775	(32%)	1,540	1,751	(12%)
Income (loss) before income taxes	(609)	7	NM	(848)	80	NM
Income tax expense (benefit)	(216)	(1)	NM	(305)	20	NM

Net income (loss)	$(393)	$8	NM	$(543)	$60	NM

Assets Under Management
Institutional account values [1]				$24,496	$25,041	(2%)
Bank Owned Life Insurance account values [1]				32,866	32,041	3%
Mutual fund assets under management				3,325	3,398	(2%)

Total assets under management				$60,687	$60,480	—

[1]    Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net income in Institutional decreased for the three and nine months ended September 30, 2008, primarily due to increased net realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Further discussion of income is presented below:

Fee income and other
•     Fee income and other decreased for the three and nine months ended September 30, 2008, primarily due to large Private Placement Life Insurance (“PPLI”) cases sold during the three and nine months ended September 30, 2007. PPLI collects front-end loads recorded in fee income, offset by corresponding premium taxes reported in insurance operating costs and other expenses. For the three months ended September 30, 2008 and 2007, PPLI had deposits of $33 and $2.6 billion, respectively, which resulted in fee income due to front-end loads of $1 and $55, respectively. For the nine months ended September 30, 2008 and 2007, PPLI had deposits of $189 and $4.8 billion, respectively, which resulted in fee income due to front-end loads of $2 and $100, respectively.

Earned premiums
•     For the three and nine months ended September 30, 2008, earned premiums decreased as compared to the comparable prior year periods due to one large terminal funding life contingent case sold in the third quarter of 2007. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

Net investment income
•     Net investment income decreased for the three and nine months ended September 30, 2008, due to decreased returns on limited partnership and other alternative investments, as well as lower income yields on fixed maturity investments. For the three and nine months ended September 30, 2008, limited partnership and other alternative investment losses were ($24) and ($15), respectively. For the comparable three and nine month periods in 2007, limited partnership and other alternative investment income was $13 and $42, respectively. The decline in yield on fixed maturities was largely offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2008 as compared to the comparable prior year periods primarily due to lower changes in reserve, driven by one large terminal funding life contingent case sold in the third quarter of 2007. The decrease was also caused by lower interest credited on liabilities indexed to LIBOR.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2008, due to a decline in PPLI premium tax, driven by reduced PPLI deposits.

Income tax expense (benefit)
•     The income tax benefit for the three and nine month periods ended September 30, 2008 increased compared to the prior year primarily due to a decline in income before taxes primarily due to increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

Outlook
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP recently has launched new products to provide solutions that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. Institutional is also designing innovative solutions to corporations’ defined benefit liabilities.
Institutional’s markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Therefore, the Company does not expect to be able to sustain the level of assets under management growth attained in 2007.
Variable life policies purchased by a company or a trust named as beneficiary under the insurance policy on the lives of key employees and variable life products continue to be used to fund non-qualified benefits or other post-employment benefit liabilities, due to the opportunity to select from a range of tax deferred investment options. However, financial institutions comprise a large portion of the customer base. The financial services industry have experienced significant financial distress in 2008, and as a result sales, deposits and net flows have declined relative to the prior year and the Company expects that trend to continue for the remainder of 2008 or until the general economic climate improves.
Hartford Income Notes and other stable value products (collectively “stable value products”) are sold in markets which are highly competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating. The turmoil in the credit and financial markets has negatively impacted the Company’s stable value product deposits in 2008. The Company expects deposit activity to increase once the market environment improves. Stable value products net flows can be impacted by contractual maturities and rights which can include an investor’s option to accelerate principal repayments after a defined notice period of typically thirteen months (such contracts represent approximately $3 billion of account value), as well as certain fixed rate contracts for which the Company has the option to accelerate the repayment of principal and has exercised this option in certain cases. Considering these factors, as well as the interest rate and credit spread environment as of September 30, 2008, the Company expects increased outflows, and has reflected that expectation in its projection for net flows for full year 2008. Outflows in the fourth quarter 2008 for the Company’s stable value products, including normal contract maturities and investor accelerated principal repayments, are expected to total approximately $650. Additionally, in light of changes in the credit spread environment, the Company expects virtually all of these contracts that include an investor’s option to accelerate to be surrendered and paid out by the end of 2009.
The future net income of this segment will depend on Institutional’s ability to increase assets under management, mix of business and net investment spread. Market conditions are expected to negatively impact Institutional’s net flows and net income over the near term. The net investment spread, as previously discussed in the Performance Measures section of this MD&A, has declined relative to the prior year and we expect the remainder of 2008 to continue to be lower than prior year levels, primarily due to lower income amounts from limited partnerships and other alternative investments as well as the aforementioned factors impacting net flows.
Based on results to date, management’s current full year projections for 2008 are as follows:
•	Deposits (including mutual funds) of $4.5 billion to $5.5 billion

•	Net flows (including mutual funds) of ($500) to $500

OTHER

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Fee income and other	$17	$17	—	$49	$53	(8%)
Net investment income (loss)
Securities available-for sale and other	19	29	(34%)	62	112	(45%)
Equity securities, held for trading [1]	(3,415)	(698)	NM	(5,840)	746	NM

Total net investment income (loss)	(3,396)	(669)	NM	(5,778)	858	NM
Net realized capital losses	(65)	(21)	NM	(83)	(8)	NM

Total revenues	(3,444)	(673)	NM	(5,812)	903	NM
Benefits, losses and loss adjustment expenses	44	38	16%	118	118	—
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(3,415)	(698)	NM	(5,840)	746	NM
Insurance operating costs and other expenses	(2)	—	—	25	60	(58%)

Total benefits, losses and expenses	(3,373)	(660)	NM	(5,697)	924	NM
Loss before income taxes	(71)	(13)	NM	(115)	(21)	NM
Income tax benefit	(26)	(4)	NM	(42)	(1)	NM

Net loss	$(45)	$(9)	NM	$(73)	$(20)	NM

[1]
Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

Net investment income
•     Net investment income on securities available-for-sale declined primarily due to decreases in yields on fixed maturity investments and declines in limited partnerships and other alternative investment income.

Realized capital gains (losses)	• See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses decreased for the nine months ended September 30, 2008 as compared to the prior year period, primarily due to a charge of $21 for regulatory matters in the second quarter of 2007 and for the three and nine months ended September 30, 2008 due to a reallocation of expenses to the applicable lines of business in 2008.

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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Premium revenue	2008	2007	2008	2007
Written Premiums [1]
Personal Lines	$1,024	$1,035	$2,989	$3,013
Small Commercial	652	664	2,074	2,098
Middle Market	555	573	1,616	1,666
Specialty Commercial	361	356	1,080	1,147
Other Operations	1	2	5	3

Total	$2,593	$2,630	$7,764	$7,927

Earned Premiums [1]
Personal Lines	$978	$984	$2,941	$2,904
Small Commercial	678	683	2,048	2,048
Middle Market	553	582	1,688	1,779
Specialty Commercial	358	377	1,087	1,139
Other Operations	1	2	4	3

Total	$2,568	$2,628	$7,768	$7,873

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Earned Premiums
Total Property & Casualty earned premiums decreased $60, or 2%, primarily due to lower earned premiums in Middle Market and Specialty Commercial.

Personal Lines
•     Earned premium decreased slightly, by $6, as a $21, or 7%, decrease in Agency and Other earned premiums was largely offset by a $15, or 2%, increase in AARP earned premiums. AARP earned premiums grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. Agency earned premium decreased $17, or 6%, largely due to a decline in new business premium and premium renewal retention since the middle of 2007, partially offset by the effect of modest earned pricing increases.

Small Commercial
•     Earned premium decreased by $5, or 1%, primarily due to the effect of modest earned pricing decreases, partially offset by new business outpacing non-renewals over the last six months of 2007 and the first three months of 2008.

Middle Market	• Earned premium decreased by $29, or 5%, driven by decreases in commercial auto, general liability, property and marine. Earned premium decreases were driven primarily by earned pricing decreases.

Specialty Commercial
•     Earned premium decreased by $19, or 5%, driven primarily by a decrease in property due largely to the Company’s decision to stop writing specialty property business with large, national accounts and the effect of decreases in earned pricing and new business written premium.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Earned Premiums
Total Property & Casualty earned premiums decreased $105, or 1%, primarily due to lower earned premiums in Middle Market and Specialty Commercial, partially offset by increased earned premiums in Personal Lines.

Personal Lines
•     Earned premium grew by $37, or 1%, due to a $77, or 4%, increase in AARP earned premiums, partially offset by a $40, or 4%, decrease in Agency and other earned premiums. AARP earned premiums grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. Agency earned premium decreased $26, or 3%, largely due to a decline in new business premium and premium renewal retention since the middle of 2007, partially offset by the effect of modest earned pricing increases.

Small Commercial
•     Earned premium was flat, at $2,048, primarily due to new business outpacing non-renewals in workers’ compensation business over the last six months of 2007 and first three months of 2008, largely offset by the effect of earned pricing decreases.

Middle Market
•     Earned premium decreased by $91, or 5%, driven by decreases in commercial auto, workers’ compensation and general liability. Earned premium decreases were driven primarily by a decline in earned pricing in 2008 and the effect of non-renewals outpacing new business over the last six months of 2007.

Specialty Commercial
•     Earned premium decreased by $52, or 5%, driven primarily by a decrease in property due largely to the Company’s decision to stop writing specialty property business with large, national accounts and the effect of decreases in earned pricing and new business written premium.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net income	2008	2007	2008	2007
Underwriting results before catastrophes and prior accident year development	$206	$242	$756	$814
Current accident year catastrophes	325	32	546	112
Prior accident year reserve development	(14)	28	(34)	154

Underwriting results	(105)	182	244	548
Net servicing and other income [1]	14	16	21	41
Net investment income	335	407	1,091	1,266
Net realized capital losses	(1,428)	(75)	(1,631)	(76)
Other expenses	(57)	(64)	(181)	(182)

Income (loss) before income taxes	(1,241)	466	(456)	1,597
Income tax (expense) benefit	467	(113)	257	(439)

Net income (loss)	$(774)	$353	$(199)	$1,158

[1]	Net of expenses related to service business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net realized capital gains (losses)	2008	2007	2008	2007
Gross gains on sales	$12	$31	$95	$121
Gross losses on sales	(82)	(36)	(195)	(98)
Impairments	(1,312)	(35)	(1,425)	(56)
Periodic net coupon settlements on credit derivatives	2	5	5	11
Other, net	(48)	(40)	(111)	(54)

Net realized capital losses, before-tax	$(1,428)	$(75)	$(1,631)	$(76)

Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Net income decreased by $1,127, from net income of $353 in 2007 to a net loss of $774 in 2008, primarily driven by an increase in net realized capital losses.

Realized capital gains (losses)	Gross gains (losses) on sales, net

•     Gross gains on sales in 2008 were predominantly within fixed maturities and were comprised of sales of corporate and municipal securities. Gross gains in 2007 were primarily from sales of municipal and foreign government securities.

• Gross losses on sales in 2008 were predominantly from sales of financial services securities. Gross losses on sales in 2007 were primarily from sales of corporate and municipal securities.

Impairments

•     Impairments of $1.3 billion in 2008 primarily consisted of impairments of corporate debt and equity securities in the financial services sector and impairments of previously impaired sub-prime ABS and CMBS securities. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Other, net

•     Other, net realized losses in 2008 were primarily related to $42 of net losses on credit derivatives. The net losses on credit derivatives were primarily due to significant credit spread widening on credit derivatives that assume credit exposure. Also included in other, net realized losses for 2008 were $7 of derivative related losses due to counterparty default related to the Lehman Brothers Holdings bankruptcy.

• Other, net realized losses in 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening.

Net investment income
•     Primarily driving the $72 decrease in net investment income was a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities.

Underwriting results
•     Contributing to the $36 decrease in underwriting results before catastrophes and prior accident year reserve development was a $35 increase in insurance operating costs and expenses, primarily driven by $20 of hurricane Ike-related assessments and an $11 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Apart from the increase in insurance operating costs and expenses, current accident year underwriting results before catastrophes were relatively flat as the effect of a lower loss and loss adjustment expense ratio for Small Commercial workers’ compensation and Personal Lines auto liability and physical damage claims was largely offset by the effects of lower earned premium in Middle Market and higher non-catastrophe losses on Middle Market property, marine and Personal Lines homeowners’ business.

• The $293 increase in current accident year catastrophe losses was primarily due to losses from hurricane Ike in September 2008.

•     The change from net unfavorable prior accident year reserve development in 2007 to net favorable reserve development in 2008 was largely due to an increase in net favorable reserve development in Ongoing Operations, partially offset by a larger environmental reserve increase in 2008 than in 2007. Net favorable reserve development for Ongoing Operations in 2008 was largely due to releases of reserves for workers’ compensation, personal auto liability and professional liability claims. Refer to the “Reserves” section of the MD&A for further discussion.

Income tax expense
•     Income taxes decreased by $580, from income tax expense of $113 in 2007 to an income tax benefit of $467 in 2008 primarily reflecting the change from pre-tax income of $466 in 2007 to a pre-tax loss of $1,241 in 2008.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Net income decreased by $1,357, from net income of $1,158 in 2007 to a net loss of $199 in 2008, primarily driven by an increase in net realized capital losses.

Realized capital gains (losses)	Gross gains (losses) on sales, net

•     Gross gains on sales in 2008 were predominantly within fixed maturities and were comprised of sales of corporate and municipal securities. Gross gains in 2007 were primarily from sales of corporate and foreign government securities.

•     Gross losses on sales in 2008 were predominantly from sales of financial services securities and included $19 of losses on CLOs in the first quarter for which HIMCO is the collateral manager. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section within “Investment Results” in the “Investments” section of the MD&A. Gross losses on sales in 2007 were primarily from sales of corporate securities.

Impairments

•     Impairments of $1.4 billion in 2008 primarily consisted of impairments of corporate debt and equity securities in the financial services sector and impairments of previously impaired sub-prime ABS and CMBS securities. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Other, net

•     Other, net realized losses in 2008 were primarily related to $118 of net losses on credit derivatives. The net losses on credit derivatives were primarily due to significant credit spread widening on credit derivatives that assume credit exposure. Also included in other, net realized losses for 2008 were losses on HIMCO managed CLOs as well as $7 of derivative related losses due to counterparty default related to the Lehman Brothers Holdings bankruptcy. For more information regarding losses on HIMCO managed CLOs, refer to the Variable Interest Entities section within “Investment Results” in the “Investments” section of the MD&A.

• Other, net realized losses in 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening.

Net investment income
•     Primarily driving the $175 decrease in net investment income was a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities.

Underwriting results
•     Contributing to the $58 decrease in underwriting results before catastrophes and prior accident year reserve development was a $49 increase in insurance operating costs and expenses, primarily driven by $20 of hurricane Ike-related assessments and a $26 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Apart from the increase in insurance operating costs and expenses, current accident year underwriting results before catastrophes decreased as the effects of lower earned premium in Middle Market and higher non-catastrophe losses on Middle Market property, marine and Personal Lines homeowners’ business were partially offset by a lower loss and loss adjustment expense ratio for Small Commercial workers’ compensation and Personal Lines auto physical damage claims.

•     The $434 increase in current accident year catastrophe losses was primarily due to more severe catastrophes in 2008, including losses from hurricane Ike, tornadoes and thunderstorms in the South and Midwest.

•     The change from net unfavorable prior accident year reserve development in 2007 to net favorable reserve development in 2008 was largely due to an increase in net favorable reserve development in Ongoing Operations, partially offset by a decrease in unfavorable reserve development in Other Operations. Net favorable reserve development for Ongoing Operations in 2008 was largely due to releases of reserves for workers’ compensation and professional liability claims. Refer to the “Reserves” section of the MD&A for further discussion.

Net servicing and other income
•     The $20 decrease in net servicing income was primarily driven by a decrease in servicing income from the AARP Health program and the Write Your Own flood program and the write-off of software used in administering policies for third parties.

Income tax expense
•     Income taxes decreased by $696, from income tax expense of $439 in 2007 to an income tax benefit of $257 in 2008, reflecting the change from pre-tax income of $1,597 in 2007 to a pre-tax loss of $456 in 2008.

Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2007 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2008 and 2007. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ongoing Operations earned premium growth	2008	2007	2008	2007
Personal Lines	(1%)	3%	1%	3%
Small Commercial	(1%)	2%	—	4%
Middle Market	(5%)	(6%)	(5%)	(4%)
Specialty Commercial	(5%)	(3%)	(5%)	(3%)

Total Ongoing Operations	(2%)	—	(1%)	1%

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	91.8	90.6	90.1	89.5
Catastrophe ratio
Current year	12.7	1.2	7.0	1.4
Prior years	(0.2)	0.3	(0.2)	0.1

Total catastrophe ratio	12.5	1.5	6.8	1.5
Non-catastrophe prior year development	(2.6)	(0.7)	(1.9)	(0.3)

Combined ratio	101.7	91.4	95.1	90.7

Other Operations net income (loss)	$(108)	$12	$(91)	$4

Total Property & Casualty measures of net investment income
Investment yield, after-tax	3.4%	4.1%	3.7%	4.4%
Average invested assets at cost	$30,134	$30,227	$30,380	$29,512

Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Ongoing Operations earned premium growth

Personal Lines	•
The decrease in the earned premium growth rate from 2007 to 2008 was due to a significantly lower growth rate on AARP business and a change to declining earned premium in Agency, partially offset by the effect of the sale of Omni in 2006 which lowered the growth rate in 2007. Excluding Omni, Personal Lines earned premium grew 7% in both the three and nine month periods ended September 30, 2007. By contrast, earned premiums were relatively flat in 2008, declining 1% in the third quarter and increasing 1% in the nine month period. The effects of a change to declining auto and homeowners’ new business premium and declining homeowners’ renewal retention since the middle of 2007 were largely offset by the effect of a change to modest earned pricing increases in auto.

Small Commercial	•
The earned premium growth rate in 2008 was reduced from moderate earned premium increases in 2007, declining by 1% for the third quarter of 2008 and remaining flat for the nine month period. The decrease in the growth rate was primarily attributable to slightly larger earned pricing decreases in 2008 compared to 2007 and because of a change to decreasing premium renewal retention since the middle of 2007.

Middle Market	•
Earned premium declined in the mid-single digits in both 2007 and 2008. The effect of slightly larger earned pricing decreases in 2008 has been largely offset by the effect of a change to new business growth and increasing premium renewal retention in the three and nine months ended September 30, 2008.

Specialty Commercial	•
For both the three and nine month periods, earned premium decreased by 5% in 2008 compared to 3% in 2007. A larger earned premium decrease in property and a change from earned premium growth in professional liability, fidelity and surety in 2007 to flat or declining earned premium in 2008, was partially offset by an improvement in the rate of earned premium decline in casualty. Property earned premium decreased more significantly in 2008 than in 2007 due, in part, to a decision to stop writing specialty property business with large, national accounts. Also contributing to the larger decrease in property earned premium in 2008 were the effects of a change to earned pricing decreases in 2008 and a change to declining new business and premium renewal retention since the third quarter of 2007.

Ongoing Operations combined ratio
For the three months ended September 30, 2008, the Ongoing Operations’ combined ratio increased 10.3 points, to 101.7, primarily due to an 11.5 point increase in the current accident year catastrophe ratio driven by losses from hurricane Ike. For the nine months ended September 30, 2008, the Ongoing Operations’ combined ratio increased by 4.4 points, to 95.1, primarily due to a 5.6 point increase in the current accident year catastrophe ratio driven by an increase in losses from hurricanes, tornadoes and windstorms, including losses from hurricane Ike.

Combined ratio before catastrophes and prior accident year development	•
For the three and nine month periods, there was an increase in the combined ratio before catastrophes and prior accident year development of 1.2 points and 0.6 points, respectively. Contributing to the increase was an increase in insurance operating costs and expenses of 1.5 points and 0.7 points, respectively, primarily driven by hurricane Ike-related assessments and an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Apart from the increase in insurance operating costs and expenses, the combined ratio before catastrophes and prior accident year development improved slightly as the effect of a lower loss and loss adjustment expense ratio for Small Commercial workers’ compensation and Personal Lines auto physical damage claims was largely offset by higher non-catastrophe losses on Middle Market property, marine and Personal Lines homeowners’ business and earned pricing decreases in Middle Market.

Catastrophes	•
The catastrophe ratio increased for both the three and nine month periods due to an increase in current accident year catastrophes in 2008 primarily due to losses from hurricane Ike and, for the nine month period, losses from tornadoes and thunderstorms in the South and Midwest.

Non-catastrophe prior accident year development	•
For both the three and nine month periods, net non-catastrophe prior accident year reserve development was more favorable in 2008 than in 2007. Favorable reserve development in 2008 included, among other reserve changes, a release of reserves for workers’ compensation claims, primarily related to accident years 2000 to 2007, and a release of reserves for professional liability claims related to accident years 2003 through 2006. See the “Reserves” section for a discussion of prior accident year reserve development for Ongoing Operations in 2008.

Other Operations net income
•
Other Operations reported a net loss of $108 in the three months ended September 30, 2008 compared to net income of $12 for the comparable period in 2007 and a net loss of $91 in the nine months ended September 30, 2008 compared to net income of $4 for the comparable period in 2007. The change from net income to a net loss for the three months ended September 30, 2008 was primarily due to an increase in net realized capital losses, a larger environmental reserve increase in 2008 than in 2007 and lower net investment income. The change from net income to a net loss for the nine month period was primarily due to an increase in net realized capital losses and a decrease in net investment income, partially offset by a decrease in unfavorable prior accident year reserve development. See the Other Operations segment MD&A for further discussion.

Investment yield and average invested assets
•
For both the three and nine months ended September 30, 2008, the after-tax investment yield decreased due to a lower investment yield for limited partnerships and other alternative investments and, to a lesser extent, a lower investment yield for fixed maturities.

•
For the three month period, the average annual invested assets at cost decreased as a result of impairments of securities and dividends paid to Corporate, partially offset by the effect of positive operating cash flows. For the nine month period, average annual invested assets at cost increased due to positive operating cash flows, partially offset by the effects of impairments of securities and dividends paid to Corporate.

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
For example, the Company has experienced favorable emergence of reported workers’ compensation claims for recent accident years and, during the first nine months of 2008, released workers’ compensation reserves in Small Commercial and Middle Market by a total of $106. If reported losses on workers’ compensation claims for recent accident years continue to emerge favorably, reserves could be reduced further.
The Company has also seen favorable emergence over the first three quarters of 2008 on Personal Lines auto liability claims. Severity of reported claims for accidents years 2006 and 2007 has been lower than expected and reserves were released in the third quarter as a result. If these favorable trends continue, future releases are possible. For the 2008 accident year, lower than expected auto liability frequency has led to a $9 release of prior quarter reserves in the third quarter. If frequency continues to emerge favorably in the fourth quarter, further reserve reductions for the current accident year may result.
In addition, reported losses for claims under directors’ and officers’ and errors and omissions insurance policies are emerging favorably to initial expectations although it is too early to tell if this trend will be sustained. Up until the fourth quarter of 2007, there had been a decrease in the number of shareholders’ class action suits under directors’ and officers’ insurance policies and emerged claim severity has been favorable to previous expectations for the 2003 to 2006 accident years. The Company released a total of $45 of reserves for directors’ and officers’ and errors and omissions claims in the first nine months of 2008. Any continued favorable emergence of claims under directors’ and officers’ or errors and omissions insurance policies for the 2006 and prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.
Incurred allocated loss adjustment expenses for casualty business within Specialty Commercial have been emerging unfavorable to previous expectations and, in the third quarter of 2008, the Company strengthened reserves for allocated loss adjustment expenses by $15 related to accident years 2004 and prior. Should allocated loss adjustment expenses continue to emerge unfavorably, the Company may be required to further increase reserves in the future.

A rollforward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three and nine months ended September 30, 2008:

Three Months Ended September 30, 2008
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,091	$3,619	$4,791	$6,888	$17,389	$4,926	$22,315
Reinsurance and other recoverables	62	191	431	2,164	2,848	919	3,767

Beginning liabilities for unpaid losses and loss adjustment expenses-net	2,029	3,428	4,360	4,724	14,541	4,007	18,548

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	634	380	377	247	1,638	—	1,638
Current accident year catastrophes	168	49	64	44	325	—	325
Prior accident years	(9)	(46)	(17)	2	(70)	56	(14)

Total provision for unpaid losses and loss adjustment expenses	793	383	424	293	1,893	56	1,949
Payments	(704)	(354)	(357)	(135)	(1,550)	(103)	(1,653)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,118	3,457	4,427	4,882	14,884	3,960	18,844
Reinsurance and other recoverables	87	189	423	2,158	2,857	904	3,761

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,205	$3,646	$4,850	$7,040	$17,741	$4,864	$22,605

Earned premiums	$978	$678	$553	$358	$2,567	$1	$2,568
Loss and loss expense paid ratio [1]	71.9	52.4	64.3	37.3	60.3
Loss and loss expense incurred ratio	81.1	56.5	76.5	81.7	73.7
Prior accident year development (pts) [2]	(0.9)	(6.8)	(3.2)	0.5	(2.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Nine Months Ended September 30, 2008
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,042	$3,470	$4,687	$6,883	$17,082	$5,071	$22,153
Reinsurance and other recoverables	81	177	413	2,317	2,988	934	3,922

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,961	3,293	4,274	4,566	14,094	4,137	18,231

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,914	1,130	1,118	740	4,902	—	4,902
Current accident year catastrophes	295	93	106	52	546	—	546
Prior accident years	(16)	(50)	(55)	(39)	(160)	126	(34)

Total provision for unpaid losses and loss adjustment expenses	2,193	1,173	1,169	753	5,288	126	5,414
Payments	(2,036)	(1,009)	(1,016)	(437)	(4,498)	(303)	(4,801)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,118	3,457	4,427	4,882	14,884	3,960	18,844
Reinsurance and other recoverables	87	189	423	2,158	2,857	904	3,761

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,205	$3,646	$4,850	$7,040	$17,741	$4,864	$22,605

Earned premiums	$2,941	$2,048	$1,688	$1,087	$7,764	$4	$7,768
Loss and loss expense paid ratio [1]	69.2	49.2	60.1	40.1	57.9
Loss and loss expense incurred ratio	74.6	57.2	69.2	69.3	68.1
Prior accident year development (pts) [2]	(0.6)	(2.4)	(3.3)	(3.6)	(2.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current accident year catastrophes
For the three months ended September 30, 2008, net current accident year catastrophe loss and loss adjustment expenses totaled $325, of which $246 related to hurricane Ike. In addition to the $246 of net catastrophe loss and loss adjustment expenses from hurricane Ike, the Company incurred $20 of assessments and $11 of reinstatement premium due to hurricane Ike. The following table shows total current accident year catastrophe impacts in the three months ended September 30, 2008:

For the Three Months Ended September 30, 2008
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Gross incurred claim and claim adjustment expenses for current accident year catastrophes	$194	$56	$73	$57	$380	$—	$380
Ceded claim and claim adjustment expenses for current accident year catastrophes	26	7	9	13	55	—	55

Net incurred claim and claim adjustment expenses for current accident year catastrophes	168	49	64	44	325	—	325
Assessments owed to Texas Windstorm Insurance Association due to hurricane Ike	10	7	3	—	20	—	20
Reinstatement premium ceded to reinsurers due to hurricane Ike	7	2	1	1	11	—	11

Total current accident year catastrophe impacts	$185	$58	$68	$45	$356	$—	$356

A portion of the gross incurred loss and loss adjustment expenses are recoverable from reinsurers under the Company’s principal catastrophe reinsurance program in addition to other reinsurance programs. Reinsurance recoveries under the Company’s principal catastrophe reinsurance program, which covers multiple lines of business, are allocated to the segments in accordance with a pre-established methodology that is consistent with the method used to allocate the ceded premium to each segment. In the third quarter of 2008, the Company reinstated the limits under its reinsurance programs that were partially exhausted by hurricane Ike, resulting in additional ceded premium of $11, which is reflected as a reduction in earned premium.
The Company’s estimate of loss and loss expenses arising from hurricanes and other catastrophes is based on covered losses under the terms of the policies. The Company does not provide residential flood insurance on its Personal Lines homeowners policies so the Company’s estimate of hurricane losses on Personal Lines homeowners business does not include any provision for damages arising from flood waters. The Company acts as an administrator for the Write Your Own flood program on behalf of the National Flood Insurance Program under FEMA, for which it earns a fee for collecting premiums and processing claims. Under the program, the Company services both personal lines and commercial lines flood insurance policies and does not assume any underwriting risk. As a result, catastrophe losses in the above table do not include any losses related to the Write Your Own flood program.

Prior accident year development recorded in 2008
Included within prior accident year development for the nine months ended September 30, 2008 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Released reserves for personal auto liability claims related to accident years 2000 to 2007	$(23)	$—	$—	$—	$(23)	$—	$(23)
Released workers’ compensation reserves, primarily related to accident years 2000 to 2007	—	(33)	(15)	—	(48)	—	(48)
Released reserves for directors and officers claims and errors and omissions claims for accident years 2004 to 2006	—	—	—	(25)	(25)	—	(25)
Strengthened reserves for national account general liability claims related to accident years 2004 and prior	—	—	—	15	15	—	15
Strengthening of net environmental reserves	—	—	—	—	—	53	53
Other reserve re-estimates, net [1]	14	(13)	(2)	12	11	3	14

Total prior accident year development for the three months ended September 30, 2008	$(9)	$(46)	$(17)	$2	$(70)	$56	$(14)

Strengthened reserves for claims under Small Commercial package policies related to accident year 2007	$—	$10	$—	$—	$10	$—	$10
Released reserves for extra-contractual liability claims under non-standard personal auto policies	(9)	—	—	—	(9)	—	(9)
Released workers’ compensation reserves, primarily related to accident years 2000 to 2007	—	(39)	(19)	—	(58)	—	(58)
Strengthened reserves for general liability and products liability claims primarily for accident years 2004 and prior	—	17	30	—	47	—	47
Released reserves for general liability claims, primarily related to accident years 2001 to 2006	—	(5)	(37)	—	(42)	—	(42)
Released reserves for directors and officers claims and errors and omissions claims for accident years 2003, 2004 and 2006	—	—	—	(20)	(20)	—	(20)
Strengthening of net asbestos reserves	—	—	—	—	—	50	50
Released reserves for construction defect claims for accident years 2001 and prior	—	—	—	(10)	(10)	—	(10)
Other reserve re-estimates, net [2]	2	13	(12)	(11)	(8)	20	12

Total prior accident year development for the six months ended June 30, 2008	$(7)	$(4)	$(38)	$(41)	$(90)	$70	$(20)

Total prior accident year development for the nine months ended September 30, 2008	$(16)	$(50)	$(55)	$(39)	$(160)	$126	$(34)

[1]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.

[2]	Includes reserve discount accretion of $15, including $3 in Small Commercial, $4 in Middle Market, $5 in Specialty Commercial and $3 in Other Operations.

During the three and nine months ended September 30, 2008, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
•
Released workers’ compensation reserves related to accident years 2000 to 2007 by $106 in the nine months ended September 30, 2008, including $48 in the third quarter of 2008. These reserve releases are a continuation of favorable developments first recognized in 2005 and recognized in both 2006 and 2007. The reserve releases in 2008 resulted from a determination that workers’ compensation losses continue to develop even more favorably from prior expectations due to the California and Florida legal reforms and underwriting actions as well as cost reduction initiatives first instituted in 2003. In particular, the state legal reforms and underwriting actions have resulted in lower than expected medical claim severity.

•
Released reserves for professional liability claims for accident years 2003 to 2006 by $45 in the nine months ended September 30, 2008, including $25 in the third quarter of 2008. During the first nine months of 2008, the Company updated its analysis of certain professional liability claims and the new analysis showed that claim severity for directors and officers losses in the 2003 to 2006 accident years were favorable to previous expectations, resulting in a $10 reduction of reserves in the first quarter, a $4 reduction of reserves in the second quarter, and a $25 reduction of reserves in the third quarter. The analysis in the second quarter also showed favorable emergence of claim severity on errors and omission policy claims for the 2004 and 2005 accident years, resulting in a release of $6 in reserves in the second quarter.

•
During the third quarter of 2008, released reserves for Personal Lines auto liability claims by $23, principally related to AARP business for the 2006 and 2007 accident years. Beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2006 and 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. In the third quarter of 2008, the Company recognized that favorable trends in reported severity were a sustained trend and accordingly, management reduced its reserve estimate in the third quarter.

•
During the third quarter of 2008, strengthened reserves for allocated loss adjustment expenses on national account general liability claims within Specialty Commercial by $15. Allocated loss adjustment expense reserves on general liability excess and umbrella claims were strengthened for accident years 2004 and prior as the Company observed that the cost of settling these claims has exceeded previous expectations.

•
Released reserves for general liability claims primarily related to the 2001 to 2006 accident years by $42 in the first six months of 2008. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. The number of reported claims for this line of business has been lower than expected, a trend first observed in 2005. Over time, management has come to believe that the lower than expected number of claims reported to date will not be offset by a higher than expected number of late reported claims.

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

Other Operations
•
During the third quarter of 2008, the Company completed its annual ground up environmental reserve evaluation, resulting in a $53 increase in net environmental reserves. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for some individual accounts increased based upon new damage and defense cost information obtained on these accounts since the last review. In addition, the decline in the reporting of new accounts and sites has been slower than anticipated in our previous review.

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

The Texas Windstorm Insurance Association (“TWIA”)
The Texas Windstorm Insurance Association (“TWIA”) provides hail and windstorm coverage to Texas residents of 14 counties along the Texas Gulf coast who are unable to obtain insurance from other carriers. Insurance carriers who write property insurance in the state of Texas, including The Hartford, are required to be members of TWIA and are obligated to pay assessments in the event that TWIA losses exceed the available funds in the Texas Catastrophe Reserve Trust Fund (CRTF). Assessments are allocated to carriers based on their share of premium writings in the state of Texas, as defined.
During the third quarter of 2008, the board of directors of TWIA notified its member companies that it would assess them $100 to cover TWIA losses from hurricane Dolly and a total of $430 for hurricane Ike. For hurricane Dolly, the Company’s share of the assessment was $4, which was recorded as incurred losses within current accident year catastrophes in the third quarter of 2008.
For hurricane Ike, the TWIA board indicated that the first $370 of TWIA losses from hurricane Ike would be covered by the CRTF, but that the cost of TWIA losses and reinstatement premium above that amount would be funded by assessments. Of the $430 in assessments, $230 is to fund the first $230 of TWIA losses in excess of the $370 available in the CRTF and $200 is to fund additional reinsurance premiums that TWIA must pay to reinstate a layer of coverage that reimburses TWIA for up to $1.5 billion of TWIA losses in excess of $600 per occurrence. Thus, TWIA’s assessment notice for $430 is based on an estimate that TWIA losses from hurricane Ike will total approximately $2.1 billion. If TWIA losses exceed $2.1 billion, the entire amount in excess of $2.1 billion would be recovered from assessing member companies according to their market share. In notifying member companies, TWIA’s board of directors stated that actual TWIA losses will likely be greater than $2.1 billion and management has accrued a total of $27 in assessments for Ike based on an estimate that TWIA’s Ike losses will be approximately $2.5 billion and that TWIA assessments to the industry will ultimately be approximately $830. Of the $27 in assessments for Ike recorded in the third quarter of 2008, $7 has been recorded as incurred losses within current accident year catastrophes and $20 has been recorded as insurance operating costs and expenses.
Through premium tax credits, member companies may recoup a portion of Ike-related assessments made to cover the first $2.1 billion of TWIA losses and may recoup all of the Ike-related assessments made to fund losses in excess of that amount. None of the assessments for hurricane Dolly may be recouped. Under generally accepted accounting principles, the Company is required to accrue the assessments in the period the assessments become probable and estimable and the obligating event has occurred. However, premium tax credits may not be recorded as an asset until the related premium is earned and TWIA requires that premium tax credits be spread over a period of at least five years. The Company estimates that of the $27 of accrued assessments for Ike, it will ultimately be able to recoup $20 through premium tax credits.
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
Unless otherwise specified, the following discussion speaks to changes in the third quarter of 2008 compared to the third quarter of 2007 and the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

TOTAL PROPERTY & CASUALTY

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Earned premiums	$2,568	$2,628	(2%)	$7,768	$7,873	(1%)
Net investment income	335	407	(18%)	1,091	1,266	(14%)
Other revenues [1]	132	126	5%	377	368	2%
Net realized capital losses	(1,428)	(75)	NM	(1,631)	(76)	NM

Total revenues	1,607	3,086	(48%)	7,605	9,431	(19%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,638	1,695	(3%)	4,902	4,984	(2%)
Current accident year catastrophes	325	32	NM	546	112	NM
Prior accident years	(14)	28	NM	(34)	154	NM

Total losses and loss adjustment expenses	1,949	1,755	11%	5,414	5,250	3%
Amortization of deferred policy acquisition costs	523	525	—	1,567	1,581	(1%)
Insurance operating costs and expenses	201	166	21%	543	494	10%
Other expenses	175	174	1%	537	509	6%

Total losses and expenses	2,848	2,620	9%	8,061	7,834	3%
Income (loss) before income taxes	(1,241)	466	NM	(456)	1,597	NM
Income tax expense (benefit)	(467)	113	NM	(257)	439	NM

Net income (loss) [2]	$(774)	$353	NM	$(199)	$1,158	NM

Net Income (Loss)
Ongoing Operations	$(666)	$341	NM	$(108)	$1,154	NM
Other Operations	(108)	12	NM	(91)	4	NM

Total Property & Casualty net income (loss)	$(774)	$353	NM	$(199)	$1,158	NM

[1]	Represents servicing revenue.

[2]
Includes net realized capital losses, after-tax, of $(929) and $(49) for the three months ended September 30, 2008 and 2007, respectively, and $(1,061) and $(50) for the nine months ended September 30, 2008 and 2007, respectively.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Net income decreased by $1,127, from net income of $353 in 2007 to a net loss of $774 in 2008. The decrease in net income was driven by a $1,007 decrease in Ongoing Operations results, from net income of $341 in 2007 to a net loss of $666 in 2008 and a $120 decrease in Other Operations’ results, from net income of $12 in 2007 to a net loss of $108 in 2008. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Net income decreased by $1,357, from net income of $1,158 in 2007 to a net loss of $199 in 2008. The decrease in net income was due to a $1,262 decrease in Ongoing Operations’ results, from net income of $1,154 in 2007 to a net loss of $108 in 2008 and a $95 decrease in Other Operations’ results, from net income of $4 in 2007 to a net loss of $91 in 2008. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Written premiums	$2,592	$2,628	(1%)	$7,759	$7,924	(2%)
Change in unearned premium reserve	25	2	NM	(5)	54	NM

Earned premiums	2,567	2,626	(2%)	7,764	7,870	(1%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,638	1,695	(3%)	4,902	4,984	(2%)
Current accident year catastrophes	325	32	NM	546	112	NM
Prior accident years	(70)	(11)	NM	(160)	(19)	NM

Total losses and loss adjustment expenses	1,893	1,716	10%	5,288	5,077	4%
Amortization of deferred policy acquisition costs	523	525	—	1,567	1,581	(1%)
Insurance operating costs and expenses	195	160	22%	527	477	10%

Underwriting results	(44)	225	NM	382	735	(48%)
Net servicing income [1]	14	16	(13%)	21	41	(49%)
Net investment income	285	346	(18%)	929	1,082	(14%)
Net realized capital losses	(1,268)	(72)	NM	(1,455)	(73)	NM
Other expenses	(58)	(63)	8%	(180)	(179)	(1%)

Income (loss) before income taxes	(1,071)	452	NM	(303)	1,606	NM
Income tax (expense) benefit	405	(111)	NM	195	(452)	NM

Net income (loss)	$(666)	$341	NM	$(108)	$1,154	NM

Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.8	64.5	0.7	63.1	63.3	0.2
Current accident year catastrophes	12.7	1.2	(11.5)	7.0	1.4	(5.6)
Prior accident years	(2.8)	(0.4)	2.4	(2.1)	(0.2)	1.9

Total loss and loss adjustment expense ratio	73.7	65.3	(8.4)	68.1	64.5	(3.6)
Expense ratio	27.3	25.9	(1.4)	26.4	25.9	(0.5)
Policyholder dividend ratio	0.7	0.2	(0.5)	0.5	0.2	(0.3)

Combined ratio	101.7	91.4	(10.3)	95.1	90.7	(4.4)

Catastrophe ratio
Current accident year	12.7	1.2	(11.5)	7.0	1.4	(5.6)
Prior accident years	(0.2)	0.3	0.5	(0.2)	0.1	0.3

Total catastrophe ratio	12.5	1.5	(11.0)	6.8	1.5	(5.3)

Combined ratio before catastrophes	89.2	89.9	0.7	88.2	89.2	1.0
Combined ratio before catastrophes and prior accident year development	91.8	90.6	(1.2)	90.1	89.5	(0.6)

[1]	Net of expenses related to service business.
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Net income
Net income decreased by $1,007, from net income of $341 in 2007 to a net loss of $666 in 2008, due primarily to a $1,196 increase in net realized capital losses, a $269 decrease in underwriting results and a $61 decrease in net investment income.
Net realized capital losses increased by $1,196
The increase in net realized capital losses of $1,196 in 2008 was primarily due to realized losses in 2008 from impairments of corporate debt and equity securities in the financial services sector. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Underwriting results decreased by $269
Underwriting results decreased by $269 with a corresponding 10.3 point increase in the combined ratio, from 91.4 to 101.7, due to:

Change in underwriting results
Decrease in earned premiums	$(59)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	38
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	19

Decrease in current accident year losses and loss adjustment expenses before catastrophes	57
Catastrophes — Increase in current accident year catastrophe losses	(293)
Reserve changes — An increase in net favorable prior accident year reserve development	59

Net increase in losses and loss adjustment expenses	(177)

Operating expenses
Decrease in amortization of deferred policy acquisition costs	2
Increase in insurance operating costs and expenses	(35)

Net increase in operating expenses	(33)

Decrease in underwriting results from 2007 to 2008	$(269)

Earned premium decreased by $59
Ongoing Operations’ earned premium decreased by $59, or 2%, primarily due to a 5% decrease in both Middle Market and Specialty Commercial. Refer to the earned premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.
Losses and loss adjustment expenses increased by $177
Current accident year losses and loss adjustment expenses before catastrophes decreased by $57
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes decreased by $57 due to a decrease in earned premium and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 0.7 points, to 63.8, driven by a decrease in Personal Lines and Small Commercial, partially offset by an increase in Middle Market and Specialty Commercial.

Personal Lines	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines decreased by 2.2 points, primarily due to a lower current accident year loss and loss adjustment expense ratio for auto claims, partially offset by increased severity of non-catastrophe losses on homeowners’ business. Contributing to the lower loss and loss adjustment expense ratio for auto claims was the effect of a $9 release of current accident year auto liability reserves and favorable frequency on auto physical damage claims as well as the effect of earned pricing increases.

Small Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial decreased by 3.1 points, primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business. The lower loss and loss adjustment expense ratio for workers’ compensation business was primarily due to lower claim frequency, partially offset by the effect of earned pricing decreases.

Middle Market	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market increased by 2.0 points due primarily to earned pricing decreases and higher non-catastrophe losses on property and marine business, driven by increased claim severity.

Specialty Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial increased by 3.1 points, primarily due to a higher loss and loss adjustment ratio on directors and officers insurance for professional liability business, driven by earned pricing decreases.

Current accident year catastrophes increased by $293
Current accident year catastrophe losses of $325, or 12.7 points, in 2008 were higher than current accident year catastrophe losses of $32, or 1.2 points, in 2007, primarily due to losses from hurricane Ike.

Net favorable prior accident year reserve development increased by $59
Net favorable prior accident year reserve development increased from net favorable development of $11, or 0.4 points, in 2007, to net favorable development of $70, or 2.8 points, in 2008. Among other reserve changes, net favorable reserve development of $70 in 2008 included a $48 release of workers’ compensation reserves, primarily related to accident years 2006 and 2007, a $25 release of reserves on directors and officers insurance claims related to accident years 2004 to 2006 and a $23 release of Personal Lines auto liability reserves related to accident years 2006 and 2007, partially offset by a $28 strengthening of reserves for allocated loss adjustment expenses on specialty casualty business, including $15 on national accounts business. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2008. Net favorable reserve development of $11 in 2007 primarily included a $58 release of workers’ compensation reserves for accident years 2003 through 2006, partially offset by a $40 strengthening of Middle Market workers’ compensation reserves for accident years 1973 and prior.
Operating expenses increased by $33
Insurance operating costs and expenses increased by $35 primarily due to a $12 increase in policyholder dividends and an estimated $20 of assessments owed to TWIA to fund Texas Gulf Coast losses sustained by TWIA due to hurricane Ike. The increase in policyholder dividends was primarily due to an $11 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 1.4 points, to 27.3, primarily because of the TWIA assessments coupled with a reduction in earned premium. Amortization of deferred policy acquisition costs decreased slightly reflecting the decrease in earned premium.
Net investment income decreased by $61
Primarily driving the $61 decrease in net investment income was a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities. The lower yield on limited partnerships and other alternative investments was largely driven by lower returns on hedge funds and real estate partnerships. The lower yield on fixed maturities primarily resulted from lower income on variable rate securities due to a decrease in short-term interest rates.
A $516 change from income tax expense to an income tax benefit
Income taxes changed by $516, from income tax expense of $111 in 2007 to an income tax benefit of $405 in 2008, reflecting the change from pre-tax income of $452 in 2007 to a pre-tax loss of $1,071 in 2008.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Net income
Net income decreased by $1,262, from net income of $1,154 in 2007 to a net loss of $108 in 2008, due primarily to a $1,382 increase in net realized capital losses, a $353 decrease in underwriting results and a $153 decrease in net investment income.
Net realized capital losses increased by $1,382
The increase in net realized capital losses of $1,382 in 2008 was primarily due to realized losses in 2008 from impairments of corporate debt and equity securities in the financial services sector. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Underwriting results decreased by $353
Underwriting results decreased by $353 with a corresponding 4.4 point increase in the combined ratio, from 90.7 to 95.1, due to:

Change in underwriting results
Decrease in earned premiums	$(106)
Losses and loss adjustment expenses

Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	67
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	15

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	82
Catastrophes — Increase in current accident year catastrophe losses	(434)
Reserve changes — An increase in net favorable prior accident year reserve development	141

Net increase in losses and loss adjustment expenses	(211)

Operating expenses
Decrease in amortization of deferred policy acquisition costs	14
Increase in insurance operating costs and expenses	(50)

Net increase in operating expenses	(36)

Decrease in underwriting results from 2007 to 2008	$(353)

Earned premium decreased by $106
Ongoing Operations’ earned premium decreased by $106, or 1%, due to a 5% decrease in both Middle Market and Specialty Commercial. Refer to the earned premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.
Losses and loss adjustment expenses increased by $211
Current accident year losses and loss adjustment expenses before catastrophes decreased by $82
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes decreased by $82 due primarily to a decrease in earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 0.2 points, to 63.1, due to a decrease in Small Commercial, partially offset by an increase in Personal Lines, Middle Market and Specialty Commercial.

Personal Lines	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines increased by 0.4 points, primarily due to increased severity of non-catastrophe losses on homeowners business, partially offset by favorable frequency on auto physical damage claims and the effect of earned pricing increases for both auto and homeowners.

Small Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial decreased by 3.5 points, primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business and, to a lesser extent, a lower loss and loss adjustment expense ratio for package business. The lower loss and loss adjustment expense ratio for workers’ compensation business was primarily due to lower claim frequency, partially offset by the effect of earned pricing decreases.

Middle Market	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market increased by 1.9 points, primarily due to higher non-catastrophe losses on property and marine business, driven by a number of large individual claims, and the effect of earned pricing decreases.

Specialty Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial increased by 1.5 points, primarily due to a higher loss and loss adjustment ratio on directors and officers insurance in professional liability, driven by earned pricing decreases.

Current accident year catastrophes increased by $434
Current accident year catastrophe losses of $546, or 7.0 points, in 2008 were higher than current accident year catastrophe losses of $112, or 1.4 points, in 2007, primarily due to losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.

An increase in net favorable prior accident year reserve development of $141
Net favorable prior accident year reserve development increased from net favorable development of $19, or 0.2 points, in 2007, to net favorable development of $160, or 2.1 points, in 2008. Among other reserve developments, net favorable development in 2008 included a $106 release of workers’ compensation reserves, primarily related to accident years 2000 to 2007 and a $45 release of reserves for directors’ and officers insurance and errors and omissions insurance claims related to accident years 2003 to 2006. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2008. Net favorable reserve development of $19 in 2007 included an $85 release of workers’ compensation reserves for accident years 2003 through 2006, partially offset by a $40 strengthening of Middle Market workers’ compensation reserves for accident years 1973 and prior and other reserve increases.
Operating expenses increased by $36
Insurance operating costs and expenses increased by $50, primarily due a $23 increase in policyholder dividends and an estimated $20 of assessments owed to TWIA to fund Texas Gulf Coast losses sustained by TWIA due to hurricane Ike. The increase in policyholder dividends was primarily due to a $26 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 0.5 points, to 26.4, primarily due to the TWIA assessments coupled with a reduction in earned premium. The $14 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium.
Net investment income decreased by $153
Primarily driving the $153 decrease in net investment income was a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities. The lower yield on limited partnerships and other alternative investments was largely driven by lower returns on hedge funds and real estate partnerships. The lower yield on fixed maturities primarily resulted from lower income on variable rate securities due to a decrease in short-term interest rates.
Net servicing income decreased by $20
The decrease in net servicing income was primarily driven by a decrease in servicing income from the AARP Health program and the Write Your Own flood program and the write-off of software used in administering policies for third parties.
A $647 change from income tax expense to an income tax benefit
Income taxes changed by $647, from income tax expense of $452 in 2007 to an income tax benefit of $195, reflecting the change from pre-tax income of $1,606 in 2007 to a pre-tax loss of $303 in 2008.

PERSONAL LINES

Premiums	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Written Premiums [1]	2008	2007	Change	2008	2007	Change
Business Unit
AARP	$741	$724	2%	$2,144	$2,101	2%
Agency	269	294	(9%)	798	856	(7%)
Other	14	17	(18%)	47	56	(16%)

Total	$1,024	$1,035	(1%)	$2,989	$3,013	(1%)

Product Line
Automobile	$726	$732	(1%)	$2,153	$2,170	(1%)
Homeowners	298	303	(2%)	836	843	(1%)

Total	$1,024	$1,035	(1%)	$2,989	$3,013	(1%)

Earned Premiums [1]
Business Unit
AARP	$695	$680	2%	$2,073	$1,996	4%
Agency	266	283	(6%)	816	842	(3%)
Other	17	21	(19%)	52	66	(21%)

Total	$978	$984	(1%)	$2,941	$2,904	1%

Product Line
Automobile	$707	$712	(1%)	$2,120	$2,110	—
Homeowners	271	272	—	821	794	3%

Total	$978	$984	(1%)	$2,941	$2,904	1%

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007	2008	2007
Policies in-force end of period
Automobile			2,324,124	2,359,246
Homeowners			1,465,907	1,484,157

Total policies in-force end of period			3,790,031	3,843,403

New business premium
Automobile	$97	$108	$268	$340
Homeowners	$29	$36	$80	$112

Premium Renewal Retention
Automobile	86%	88%	87%	88%
Homeowners	90%	94%	90%	97%

Written Pricing Increase
Automobile	2%	—	2%	—
Homeowners	3%	5%	2%	6%

Earned Pricing Increase
Automobile	1%	—	1%	—
Homeowners	2%	6%	3%	6%

Earned Premiums
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Earned premiums decreased $6, or 1%, for the three months ended September 30, 2008 and increased $37, or 1%, for the nine months ended September 30, 2008. In both periods, growth in AARP earned premiums was largely or more than offset by earned premium decreases in Agency and Other.
•
AARP earned premium grew $15 and $77, respectively, for the three and nine months ended September 30, 2008, reflecting growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. In the three month period, the earned premium growth in AARP was primarily due to modest increases in earned pricing for both auto and homeowners. In the nine month period, the earned premium growth in AARP was largely due to new business written premium outpacing non-renewals over the last six months of 2007 and to modest earned pricing increases for both auto and homeowners. In the first nine months of 2008, non-renewals have outpaced new business due largely to a decline in new business written premium and renewal retention driven by increased competition.

•
Agency earned premium decreased by $17 and $26, respectively, for the three and nine months ended September 30, 2008 as the effect of a decline in new business premium and premium renewal retention since the middle of 2007 was partially offset by the effect of modest earned pricing increases. The market environment continues to be intensely competitive. The increase in advertising for auto business among the top carriers is also occurring with homeowners’ business, particularly in non-coastal and non-catastrophe prone areas. In 2008, a number of Personal Lines carriers have begun to increase rates although a significant portion of the market continues to compete heavily on price.

•	Other earned premium decreased by $4 and $14, respectively, for the three and nine months ended September 30, 2008, primarily due to a decision to reduce other affinity business.
While auto earned premium grew slightly for the nine months ended September 30, 2008, auto earned premium decreased by 1% for the three months then ended as non-renewals began to outpace new business in 2008. Homeowners’ earned premium was relatively flat for the three months ended September 30, 2008 and grew 3% for the nine month period, as earned pricing increases of 2% and 3% for the three and nine months ended September 30, 2008, respectively, were largely offset by the effect of a decline in new business since the middle of 2007 and a decline in policy retention since the beginning of 2008.

New business premium	•
Both auto and homeowners’ new business written premium decreased in the three and nine months ended September 30, 2008. Auto new business decreased by $11, or 10%, for the three month period and by $72, or 21%, for the nine month period, including decreases in both AARP and Agency. Homeowners’ new business decreased by $7, or 19%, for the three month period and by $32, or 29%, for the nine month period, including decreases in both AARP and Agency. AARP new business written premium decreased primarily due to lower auto and homeowners’ policy conversion rates, driven by increased competition, including the effect of price decreases by some carriers and the effect of continued advertising among carriers for new business. Agency new business written premium decreased primarily due to price competition driven, in part, by a greater number of agents using comparative rating software to obtain quotes from multiple carriers.

Premium renewal retention	•
Premium renewal retention for auto decreased from 88% to 86% in the three month period and from 88% to 87% in the nine month period, driven primarily by a decrease in policy retention for both AARP and Agency business, partially offset by the effect of modest written pricing increases in 2008. Premium renewal retention for homeowners decreased from 94% to 90% in the three month period and from 97% to 90% in the nine month period driven by a decrease in retention for both AARP and Agency business. The decrease in premium renewal retention for AARP homeowners’ business was driven by increased price competition by some carriers and mandated homeowners rate declines in Florida for AARP policies. The decrease in premium renewal retention for Agency homeowners’ business was due, in part, to Florida policyholders non-renewing in advance of the Company’s decision to stop renewing Florida homeowners’ policies sold through agents which took effect at the end of August 2008.

Earned pricing increase (decrease)	•
Auto earned pricing increases of 1% in the three and nine months ended September 30, 2008 represents the portion of the 2% increase in written pricing for the first nine months of 2008 that is reflected in earned premium. While auto written pricing was flat in 2007, in 2008 the Company has increased auto insurance rates in certain states for certain classes to maintain profitability in the face of rising loss costs. In addition, written pricing increases included the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ earned pricing increases of 2% and 3% in the three and nine months ended September 30, 2008, respectively, primarily reflect the earning of a blend of mid-single digit written pricing increases recognized over the last six months of 2007 and 2% written pricing increases recognized in the first six months of 2008. Written pricing increases in homeowners were largely driven by increases in coverage limits due to rising replacement costs.

Policies in-force	•
The number of policies in-force decreased slightly for both auto and homeowners, primarily due to a 7% decline in the number of Agency policies in-force, partially offset by a 1% increase in the number of AARP policies in-force.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Personal Lines — Underwriting Summary	2008	2007	Change	2008	2007	Change
Written premiums	$1,024	$1,035	(1%)	$2,989	$3,013	(1%)
Change in unearned premium reserve	46	51	(10%)	48	109	(56%)

Earned premiums	978	984	(1%)	2,941	2,904	1%
Losses and loss adjustment expenses
Current accident year before catastrophes	634	659	(4%)	1,914	1,880	2%
Current accident year catastrophes	168	26	NM	295	75	NM
Prior accident years	(9)	7	NM	(16)	15	NM

Total losses and loss adjustment expenses	793	692	15%	2,193	1,970	11%
Amortization of deferred policy acquisition costs	159	155	3%	470	461	2%
Insurance operating costs and expenses	71	59	20%	200	181	10%

Underwriting results	$(45)	$78	NM	$78	$292	(73%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.7	66.9	2.2	65.1	64.7	(0.4)
Current accident year catastrophes	17.2	2.6	(14.6)	10.0	2.6	(7.4)
Prior accident years	(0.9)	0.7	1.6	(0.6)	0.5	1.1

Total loss and loss adjustment expense ratio	81.1	70.1	(11.0)	74.6	67.8	(6.8)
Expense ratio	23.5	21.9	(1.6)	22.8	22.1	(0.7)

Combined ratio	104.6	92.0	(12.6)	97.3	89.9	(7.4)

Catastrophe ratio
Current year	17.2	2.6	(14.6)	10.0	2.6	(7.4)
Prior years	0.8	0.4	(0.4)	0.2	0.2	—

Total catastrophe ratio	18.1	3.0	(15.1)	10.2	2.8	(7.4)

Combined ratio before catastrophes	86.5	89.0	2.5	87.2	87.1	(0.1)
Combined ratio before catastrophes and prior accident years development	88.3	88.7	0.4	87.9	86.9	(1.0)

Other revenues [1]	$33	$33	—	$96	$102	(6%)

[1]	Represents servicing revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Combined Ratios	2008	2007	Change	2008	2007	Change
Automobile	90.5	95.9	5.4	92.5	94.2	1.7
Homeowners	141.2	81.9	(59.3)	109.9	78.6	(31.3)

Total	104.6	92.0	(12.6)	97.3	89.9	(7.4)

Underwriting results and ratios
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Underwriting results decreased by $123, from underwriting income of $78 in 2007 to an underwriting loss of $45 in 2008, with a corresponding 12.6 point increase in the combined ratio, from 92.0 to 104.6, due to:

Change in underwriting results
Decrease in earned premiums	$(6)

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	21
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	4

Decrease in current accident year losses and loss adjustment expenses before catastrophes	25
Catastrophes — Increase in current accident year catastrophes	(142)
Reserve changes — A change to net favorable prior accident year reserve development	16

Net increase in losses and loss adjustment expenses	(101)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(4)
Increase in insurance operating costs and expenses	(12)

Increase in operating expenses	(16)

Decrease in underwriting results from 2007 to 2008	$(123)

Earned premium decreased by $6
Earned premiums decreased $6, as earned premium decreases in Agency and Other were largely offset by growth in AARP. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses increased by $101
Current accident year losses and loss adjustment expenses before catastrophes decreased by $25
Personal Lines current accident year losses and loss adjustment expenses before catastrophes decreased by $25, to $634, due largely to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 2.2 points, to 64.7. The decrease was primarily due to a lower current accident year loss and loss adjustment expense ratio for auto claims, partially offset by increased severity of non-catastrophe losses on homeowners’ business. Contributing to the lower loss and loss adjustment expense ratio for auto claims was the effect of a $9 release of current accident year auto liability reserves, favorable frequency on auto physical damage claims and the effect of earned pricing increases. As with auto physical damage claims, claim frequency for auto liability claims has emerged favorably to initial expectations for the 2008 accident year and, accordingly, management reduced its estimate of loss and loss adjustment expenses on auto liability claims during the third quarter of 2008.
Current accident year catastrophes increased by $142
Current accident year catastrophe losses of $168, or 17.2 points, in 2008 were higher than current accident year catastrophe losses of $26, or 2.6 points, in 2007, primarily due to losses from hurricane Ike.
Prior accident year reserve development changed by $16, from net unfavorable to net favorable development
Net favorable reserve development of $9 in 2008 included a $23 release of auto liability reserves primarily related to accident years 2000 to 2007, partially offset by reserve increases for homeowners’ business. There were no significant prior accident year reserve developments in 2007.
Operating expenses increased by $16
The expense ratio increased 1.6 points, to 23.5, due largely to the increase in insurance operating costs and expenses. Insurance operating costs and expenses increased by $12, primarily due to an estimated $10 of assessments owed to TWIA to fund Texas Gulf Coast losses sustained by TWIA due to hurricane Ike and an increase in insurance operating costs and expenses to achieve earned premium growth, including higher IT costs. Amortization of deferred policy acquisition costs increased by $4 driven primarily by the amortization of a higher amount of direct marketing costs, partially offset by the effect of a slight decline in earned premium.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Underwriting results decreased by $214, from $292 in 2007 to $78 in 2008, with a corresponding 7.4 point increase in the combined ratio, from 89.9 to 97.3 due to:

Change in underwriting results
Increase in earned premiums	$37

Losses and loss adjustment expenses
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(24)
Ratio change — An increase in the current accident loss and loss adjustment expense ratio before catastrophes	(10)

Increase in current accident year losses and loss adjustment expenses before catastrophes	(34)
Catastrophes — Increase in current accident year catastrophes	(220)
Reserve changes — A change to net favorable prior accident year reserve development	31

Net increase in losses and loss adjustment expenses	(223)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(9)
Increase in insurance operating costs and expenses	(19)

Increase in operating expenses	(28)

Decrease in underwriting results from 2007 to 2008	$(214)

Earned premium increased by $37
Earned premiums increased $37, or 1%, primarily due to earned premium growth in AARP, partially offset by a decrease in Agency and Other earned premium. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses increased by $223
Current accident year losses and loss adjustment expenses before catastrophes increased by $34
Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $34, to $1,914, due to an increase in earned premium and an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.4 points, to 65.1. The increase was primarily due to increased severity of non-catastrophe losses on homeowners business and auto liability claims, partially offset by favorable frequency on auto physical damage claims and the effect of earned pricing increases for both auto and homeowners.
Current accident year catastrophes increased by $220
Current accident year catastrophe losses of $295, or 10.0 points, in 2008 were higher than current accident year catastrophe losses of $75, or 2.6 points, in 2007, primarily due to losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
Prior accident year reserve development changed by $31, from net unfavorable to net favorable development
Net favorable reserve development of $16 in 2008 included a $23 release of auto liability reserves primarily related to accident years 2000 to 2007. There were no significant prior accident year reserve developments in 2007.
Operating expenses increased by $28
The expense ratio increased 0.7 points, to 22.8, due largely to the increase in insurance operating costs and expenses. Insurance operating costs and expenses increased by $19, primarily due to an estimated $10 of assessments owed to TWIA and an increase in insurance operating costs and expenses to achieve earned premium growth. Amortization of deferred policy acquisition costs increased by $9, driven primarily by the increase in earned premium and the amortization of a higher amount of direct marketing costs.

Outlook
Management expects written premium for the Personal Lines segment to be flat to 2% lower in 2008 than in 2007. New business written premium began to decline in the third quarter of 2007 and this trend continued in the first nine months of 2008 for both AARP and Agency. Based on competitive market conditions, written premium is expected to be flat to 2% lower in both auto and homeowners with growth in AARP offset by declines in Agency and other. For AARP business, management expects to achieve its written premium growth primarily through continued direct marketing to AARP members and an expansion of underwriting appetite through the continued roll-out of the “Next Gen Auto” product. Through improvements in technology, the Company seeks to increase AARP new business flow from the internet and increase the percentage of AARP new business submissions that can be quoted real-time. In addition to marketing directly to AARP members, the Company is increasing its media spend to enhance brand awareness.
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
In April of 2008, the Company launched a brand and channel expansion pilot in four states: Arizona, Illinois, Tennessee and Minnesota. In those four states, the Company increased Personal Lines brand advertising and has launched direct marketing efforts beyond its existing AARP program. In addition, certain agents in the four target states will be authorized to offer the Company’s AARP product. The Company is in the process of rolling out the agent-sold AARP product in these four states.
Margins for both auto and homeowners are under pressure as carriers have generally been willing to allow their combined ratios to increase in order to grow written premium. For auto, written pricing was flat for 2007 and did not keep pace with loss costs which increased due to a higher frequency of auto claims. In response to rising loss costs, in 2008 the Company began to increase auto insurance rates in certain states for certain classes of business to maintain profitability. While carriers in the personal lines industry will continue to compete on price, management expects that auto pricing in the industry will continue to firm a bit in 2008 as combined ratios have risen in the past couple of years and eroded profitability. For auto business, loss cost severity has continued to increase while loss cost frequency has emerged favorable to previous expectations. In the third quarter of 2008, the Company reduced its estimate of current accident year loss costs for auto liability claims, due primarily to lower than anticipated frequency on AARP business.
For homeowners, written pricing increased 5% for the 2007 full year and 2% in the first nine months of 2008, primarily reflecting an increase in coverage limits due to rising replacement costs. Non-catastrophe loss costs of homeowners claims increased in both 2007 and the first nine months of 2008 due to higher claim severity and management expects this trend to continue.
For Personal Lines, the Company expects a 2008 combined ratio before catastrophes and prior accident year development in the range of 87.5 to 89.5. The combined ratio before catastrophes and prior accident year development was 88.6 in 2007. To help maintain profitability, the Company is seeking to achieve greater economy of scale, enhance its products, improve its pricing structure and expand market access.
To summarize, management’s outlook in Personal Lines for the 2008 full year is:
•	Written premium flat to 2% lower, with both auto and homeowners’ written premium flat to 2% lower

•	A combined ratio before catastrophes and prior accident year development of 87.5 to 89.5

SMALL COMMERCIAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Premiums [1]	2008	2007	Change	2008	2007	Change
Written premiums	$652	$664	(2%)	$2,074	$2,098	(1%)
Earned premiums	678	683	(1%)	2,048	2,048	—

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007	2008	2007
New business premium	$105	$116	$349	$371
Premium renewal retention	83%	84%	82%	84%
Written pricing decrease	(2%)	(1%)	(2%)	(1%)
Earned pricing decrease	(2%)	(1%)	(2%)	—
Policies in-force end of period			1,062,291	1,031,855
Earned Premiums
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Earned premiums for the Small Commercial segment were flat to slightly down for the three and nine month periods, due to the effect of earned pricing decreases, partially offset by the effect of new business outpacing non-renewals over the last six months of 2007 and the first three months of 2008. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, actions taken by some of the Company’s competitors to increase market share and increase business appetite in certain classes of risks and actions taken by the Company to reduce workers’ compensation rates in certain states have contributed to the decrease in written premiums from 2007 to 2008.

New business premium	•
New business written premium was down $11, or 9%, in the three months ended September 30, 2008 and down $22, or 6%, for the nine months then ended, primarily driven by a decrease in new package and commercial automobile business. New business declined due to increased competition despite the use of lower pricing on targeted accounts and an increase in commissions paid to agents.

Premium renewal retention	•
Premium renewal retention decreased from 84% to 83% in the three month period and decreased from 84% to 82% in the nine month period due largely to the effect of a decrease in retention of workers’ compensation business and the effect of larger written pricing decreases for workers’ compensation business.

Earned pricing increase (decrease)	•
For both the three and nine month periods, earned pricing decreased for workers’ compensation and commercial auto and was flat for package business. As written premium is earned over the 12-month term of the policies, the earned pricing changes during the three and nine month periods ended September 30, 2008 were primarily a reflection of written pricing decreases of 2% over the last six months of 2007 and 3% over the first six months of 2008.

Policies in-force	•
While earned premium was flat to slightly down for the three and nine month periods, the number of policies in-force has increased 3% from September 30, 2007 to September 30, 2008. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Small Commercial — Underwriting Summary	2008	2007	Change	2008	2007	Change
Written premiums	$652	$664	(2%)	$2,074	$2,098	(1%)
Change in unearned premium reserve	(26)	(19)	(37%)	26	50	(48%)

Earned premiums	678	683	(1%)	2,048	2,048	—
Losses and loss adjustment expenses
Current accident year before catastrophes	380	406	(6%)	1,130	1,202	(6%)
Current accident year catastrophes	49	6	NM	93	25	NM
Prior accident years	(46)	(47)	2%	(50)	(79)	37%

Total losses and loss adjustment expenses	383	365	5%	1,173	1,148	2%
Amortization of deferred policy acquisition costs	159	158	1%	477	477	—
Insurance operating costs and expenses	54	41	32%	128	119	8%

Underwriting results	$82	$119	(31%)	$270	$304	(11%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	56.3	59.4	3.1	55.2	58.7	3.5
Current accident year catastrophes	7.0	0.8	(6.2)	4.5	1.2	(3.3)
Prior accident years	(6.8)	(6.9)	(0.1)	(2.4)	(3.9)	(1.5)

Total loss and loss adjustment expense ratio	56.5	53.3	(3.2)	57.2	56.0	(1.2)
Expense ratio	30.1	28.8	(1.3)	28.9	28.8	(0.1)
Policyholder dividend ratio	1.3	0.3	(1.0)	0.6	0.2	(0.4)

Combined ratio	87.9	82.4	(5.5)	86.8	85.1	(1.7)

Catastrophe ratio
Current year	7.0	0.8	(6.2)	4.5	1.2	(3.3)
Prior years	(0.5)	0.1	0.6	(0.1)	0.2	0.3

Total catastrophe ratio	6.5	1.0	(5.5)	4.4	1.4	(3.0)

Combined ratio before catastrophes	81.4	81.5	0.1	82.4	83.7	1.3
Combined ratio before catastrophes and prior accident years development	87.7	88.5	0.8	84.7	87.8	3.1

Underwriting results and ratios
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Underwriting results decreased by $37, from $119 to $82, with a corresponding 5.5 point increase in the combined ratio, from 82.4 to 87.9, due to:

Change in underwriting results
Decrease in earned premiums	$(5)

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	23
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	3

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	26
Catastrophes — Increase in current accident year catastrophes	(43)
Reserve changes — Decrease in net favorable prior accident year reserve development	(1)

Net increase in losses and loss adjustment expenses	(18)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(1)
Increase in insurance operating costs and expenses	(13)

Increase in operating expenses	(14)

Decrease in underwriting results from 2007 to 2008	$(37)

Earned premium decreased by $5
For the three months ended September 30, 2008, earned premiums for the Small Commercial segment decreased by $5, to $678. Refer to the earned premium section above for discussion.
Losses and loss adjustment expenses increased by $18
Current accident year losses and loss adjustment expenses before catastrophes decreased by $26
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $26 in 2008, to $380, primarily due to a 3.1 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, to 56.3. The decrease in this ratio was primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business. Workers’ compensation claim frequency has been trending favorably for recent accident years due to improved workplace safety and underwriting actions and the lower loss and loss adjustment expense ratio for the 2008 accident year includes an assumption that this decreasing level of claim frequency will continue. The loss and loss adjustment expense ratio for the 2007 accident year recorded in 2007 did not give as much credence to this lower level of claim frequency. The effect of lower claim frequency for workers’ compensation claims was partially offset by the effect of earned pricing decreases.
Current accident year catastrophes increased by $43
Current accident year catastrophe losses of $49, or 7.0 points, in 2008 were higher than current accident year catastrophe losses of $6, or 0.8 points, in 2007, primarily due to losses from hurricane Ike.
Net favorable prior accident year development decreased by $1
Net favorable prior accident year development of $46 in 2008 included a $33 release of workers’ compensation reserves related to accident years 2000 to 2007. Net favorable reserve development of $47 in 2007 included a $47 release of workers’ compensation reserves for accident years 2003 through 2006.
Operating expense increased by $14
Amortization of deferred policy acquisition costs remained relatively flat, consistent with earned premium. Insurance operating costs and expenses increased by $13, primarily due to a $7 increase in policyholder dividends and an estimated $7 of assessments owed to TWIA to fund Texas Gulf Coast losses sustained by TWIA due to hurricane Ike. The increase in policyholder dividends was primarily due to a $6 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 1.3 points, to 30.1, primarily because of the TWIA assessments and, to a lesser extent, increased IT costs.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Underwriting results decreased by $34, from $304 to $270, with a corresponding 1.7 point increase in the combined ratio, from 85.1 to 86.8, due to:

Change in underwriting results
No change in earned premiums	$—

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	72
Catastrophes — Increase in current accident year catastrophes	(68)
Reserve changes — Decrease in net favorable prior accident year reserve development	(29)

Net increase in losses and loss adjustment expenses	(25)

Operating expenses
No change in amortization of deferred policy acquisition costs	—
Increase in insurance operating costs and expenses	(9)

Increase in operating expenses	(9)

Decrease in underwriting results from 2007 to 2008	$(34)

Earned premium — no change
Refer to the earned premium section above for discussion.
Losses and loss adjustment expenses increased by $25
Current accident year losses and loss adjustment expenses before catastrophes decreased by $72
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $72 in 2008, to $1,130, primarily due to a 3.5 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, to 55.2. The decrease in this ratio was primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business and, to a lesser extent, a lower loss and loss adjustment expense ratio for package business. Workers’ compensation claim frequency has been trending favorably for recent accident years due to improved workplace safety and underwriting actions and the lower loss and loss adjustment expense ratio for the 2008 accident year includes an assumption that this decreasing level of claim frequency will continue. The loss and loss adjustment expense ratio for the 2007 accident year recorded in 2007 did not give as much credence to this lower level of claim frequency. The effect of lower claim frequency for workers’ compensation claims was partially offset by the effect of earned pricing decreases. The lower current accident year loss and loss adjustment expense ratio for package business was due to lower non-catastrophe property losses, primarily driven by lower claim severity.
Current accident year catastrophes increased by $68
Current accident year catastrophe losses of $93, or 4.5 points, in 2008 were higher than current accident year catastrophe losses of $25, or 1.2 points, in 2007, primarily due to hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
Net favorable prior accident year development decreased by $29
Net favorable prior accident year development of $50 in 2008 included a $72 release of workers’ compensation reserves related to accident years 2000 to 2007, largely offset by a $17 strengthening of reserves for general liability and products liability claims primarily for accident years 2004 and prior. Net favorable reserve development of $79 in 2007 included a $74 release of workers’ compensation reserves for accident years 2003 through 2006.
Operating expenses increased by $9
Amortization of deferred policy acquisition costs remained flat, consistent with earned premium. Insurance operating costs and expenses increased by $9, primarily due to an $8 increase in policyholder dividends and an estimated $7 of TWIA assessments partially offset by lower expenses for guaranty fund assessments. The increase in policyholder dividends was primarily due to an $8 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio in 2008 was relatively flat at 28.9, as insurance operating costs and expenses other than policyholder dividends were relatively flat compared to 2007.

Outlook
Management expects written premium in 2008 to be 0.5% to 2.5% lower than in 2007 as it seeks to increase the flow of new business from its agents. Small Commercial expects to increase written premium by selectively expanding its underwriting appetite, refining its pricing models and upgrading product features. The Company expects to provide more pricing flexibility in 2008 by adding a pricing tier for workers’ compensation business. In addition, beginning in the fourth quarter of 2008, the Company plans to introduce an enhanced renewal pricing model for the Company’s Spectrum business owners’ package product. Despite an increased flow of new business submissions from producers, new business written premium has declined in the first nine months of 2008. Including supplemental commissions, the Company has increased commissions paid to agents and expects that this will help it write new business.
Through technology and process improvements, in 2008, the Company plans to improve efficiency and service levels in its underwriting centers and enhance the agent’s on-line experience. Average premium per policy is expected to continue to decline due to the sale of more liability-only policies, workers’ compensation rate reductions and a lower average premium on Next Generation Auto business. (Refer to the Business Section in The Hartford’s 2007 Form 10-K Annual Report for further discussion on Small Commercial’s Next Generation Auto Business). Written pricing for Small Commercial business has declined modestly, by 2%, in the first nine months of 2008, as carriers have competed for new business through new product features and expanded coverage. In 2008, the Company will continue to focus on renewal retention, particularly in the mid-Western states, where competition has been particularly strong.
Reflecting favorable trends in workers’ compensation frequency in recent accident years, Small Commercial recognized a lower 2008 accident year loss and loss adjustment expense ratio for workers’ compensation business in the first nine months of 2008. Management believes that the expected favorable frequency on workers’ compensation claims will continue for the balance of the year. While the Company experienced favorable non-catastrophe property losses on package business and commercial auto claims in the first six months of 2008 due to favorable severity, non-catastrophe property losses were not as favorable in the third quarter of 2008 and management expects this recent trend to continue for the balance of the year. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 84.0 to 86.0 in 2008. The combined ratio before catastrophes and prior accident year development was 88.0 in 2007.
To summarize, management’s outlook in Small Commercial for the 2008 full year is:
•	Written premium 0.5% to 2.5% lower
•	A combined ratio before catastrophes and prior accident year development of 84.0 to 86.0

MIDDLE MARKET

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Premiums [1]	2008	2007	Change	2008	2007	Change
Written premiums	$555	$573	(3%)	$1,616	$1,666	(3%)
Earned premiums	553	582	(5%)	1,688	1,779	(5%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007	2008	2007
New business premium	$111	$93	$315	$296
Premium renewal retention	78%	77%	79%	77%
Written pricing decrease	(5%)	(3%)	(6%)	(4%)
Earned pricing decrease	(6%)	(5%)	(6%)	(5%)
Policies in-force end of period			83,188	79,813
Earned Premiums
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Earned premiums for the Middle Market segment decreased by $29, or 5%, for the three months ended September 30, 2008 and decreased by $91, or 5%, for the nine months ended September 30, 2008. The decrease was primarily due to earned pricing decreases in 2008 and, for the nine month period, the effect of non-renewals outpacing new business written premium over the last six months of 2007.

New business premium	•
New business written premium increased by $18, or 19%, to $111 in the third quarter of 2008 and increased by $19, or 6%, for the first nine months of 2008. An increase in new business written premium for workers’ compensation was partially offset by a decrease in new business for general liability and marine. While continued price competition and the effect of some state-mandated rate reductions in workers’ compensation has lessened the attractiveness of new business in certain lines and regions, the Company has increased new business for workers’ compensation due, in part, to the effect of targeting business in selected industries and regions of the country.

Premium renewal retention	•
Premium renewal retention increased from 77% to 78% for the three month period and increased from 77% to 79% for the nine month period due largely to an increase in retention of workers’ compensation, property and marine, partially offset by a decrease in retention of auto business for the three month period and the effect of larger written pricing decreases. The Company continued to take actions to protect renewals in the first nine months of 2008, including the use of reduced pricing on targeted accounts.

Earned pricing increase (decrease)	•
Earned pricing decreased in all lines of business, including workers’ compensation, commercial auto, general liability, property and marine. As written premium is earned over the 12-month term of the policies, the earned pricing decreases during the third quarter and first nine months of 2008 were primarily a reflection of mid-single digit written pricing decreases over the last six months of 2007 and the first three months of 2008. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market, which has contributed to mid-single digit price decreases across the industry.

Policies in-force	•
While the number of policies in-force increased by 4% from September 30, 2007 to September 30, 2008, due largely to growth on smaller accounts, earned premium declined due to the reduction in the average premium per policy.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Middle Market — Underwriting Summary	2008	2007	Change	2008	2007	Change
Written premiums	$555	$573	(3%)	$1,616	$1,666	(3%)
Change in unearned premium reserve	2	(9)	NM	(72)	(113)	36%

Earned premiums	553	582	(5%)	1,688	1,779	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	377	384	(2%)	1,118	1,145	(2%)
Current accident year catastrophes	64	(1)	NM	106	9	NM
Prior accident years	(17)	11	NM	(55)	27	NM

Total losses and loss adjustment expenses	424	394	8%	1,169	1,181	(1%)
Amortization of deferred policy acquisition costs	127	132	(4%)	385	401	(4%)
Insurance operating costs and expenses	40	34	18%	120	108	11%

Underwriting results	$(38)	$22	NM	$14	$89	(84%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.1	66.1	(2.0)	66.3	64.4	(1.9)
Current accident year catastrophes	11.5	—	(11.5)	6.3	0.5	(5.8)
Prior accident years	(3.2)	1.8	5.0	(3.3)	1.5	4.8

Total loss and loss adjustment expense ratio	76.5	67.9	(8.6)	69.2	66.4	(2.8)
Expense ratio	29.6	28.2	(1.4)	28.8	28.1	(0.7)
Policyholder dividend ratio	0.8	0.3	(0.5)	1.1	0.5	(0.6)

Combined ratio	106.8	96.3	(10.5)	99.2	95.0	(4.2)

Catastrophe ratio
Current year	11.5	—	(11.5)	6.3	0.5	(5.8)
Prior years	(1.1)	(0.3)	0.8	(0.4)	(0.4)	—

Total catastrophe ratio	10.4	(0.3)	(10.7)	5.8	0.2	(5.6)

Combined ratio before catastrophes	96.4	96.6	0.2	93.3	94.8	1.5
Combined ratio before catastrophes and prior accident years development	98.5	94.5	(4.0)	96.2	93.0	(3.2)

Underwriting results and ratios
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Underwriting results decreased by $60, from underwriting income of $22 in 2007 to an underwriting loss of $38 in 2008 with a corresponding 10.5 point increase in the combined ratio, from 96.3 to 106.8, due to:

Change in underwriting results
Decrease in earned premiums	$(29)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	19
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(12)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	7
Catastrophes — Increase in current accident year catastrophes	(65)
Reserve changes — A change to net favorable prior accident year reserve development	28

Net increase in losses and loss adjustment expenses	(30)
Operating expenses
Decrease in amortization of deferred policy acquisition costs	5
Increase in insurance operating costs and expenses	(6)

Net increase in operating expenses	(1)

Decrease in underwriting results from 2007 to 2008	$(60)

Earned premium decreased by $29
Earned premiums for the Middle Market segment decreased by $29, or 5%, driven primarily by decreases in commercial auto, general liability, property and marine. Refer to the earned premium section for further discussion.
Losses and loss adjustment expenses increased by $30
Current accident year losses and loss adjustment expenses before catastrophes decreased by $7
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $7 due to a decrease in earned premium, partially offset by the effect of an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 2.0 points, to 68.1, primarily due to higher non-catastrophe losses on property and marine business, driven by an increase in claim severity, and the effect of earned pricing decreases.
Current accident year catastrophes increased by $65
Current accident year catastrophe losses increased $65, or 11.5 points, primarily due to losses from hurricane Ike.
A $28 change to net favorable prior accident year development
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $11, or 1.8 points, in 2007 to net favorable prior accident year reserve development of $17, or 3.2 points, in 2008. Net favorable reserve development of $17 in 2008 primarily included a $15 release of workers’ compensation reserves, primarily for the 2007 accident year. Net unfavorable reserve development of $11 in 2007 primarily included a $40 strengthening of workers’ compensation reserves for accident years 1973 & prior, partially offset by an $18 release of commercial auto liability reserves for accident years 2003 and 2004.
Operating expenses remained relatively flat
The $5 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium. Insurance operating costs and expenses increased by $6 primarily due to a $3 increase in policyholder dividends, higher IT costs and an estimated $3 of assessments owed to TWIA to fund Texas Gulf Coast losses sustained by TWIA due to hurricane Ike. The increase in policyholder dividends was primarily due to a $2 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 1.4 points, to 29.6, because of an increase in insurance operating costs and expenses other than policyholder dividends, including the TWIA assessments and higher IT costs, and the effect of lower earned premiums.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Underwriting results decreased by $75, from $89 to $14, with a corresponding 4.2 point increase in the combined ratio, from 95.0 to 99.2, due to:

Change in underwriting results
Decrease in earned premiums	$(91)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	59
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(32)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	27
Catastrophes — Increase in current accident year catastrophes	(97)
Reserve changes — Change to net favorable prior accident year reserve development	82

Net decrease in losses and loss adjustment expenses	12
Operating expenses
Decrease in amortization of deferred policy acquisition costs	16
Increase in insurance operating costs and expenses	(12)

Net decrease in operating expenses	4

Decrease in underwriting results from 2007 to 2008	$(75)

Earned premium decreased by $91
Earned premiums for the Middle Market segment decreased by $91, or 5%, driven primarily by decreases in commercial auto, workers’ compensation, general liability and marine. Refer to the earned premium section for further discussion.
Losses and loss adjustment expenses decreased by $12
Current accident year losses and loss adjustment expenses before catastrophes decreased by $27
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $27 due to a decrease in earned premium, partially offset by the effect of an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 1.9 points, to 66.3, primarily due to higher non-catastrophe losses on property and marine business, driven by a number of large individual claims, and the effect of earned pricing decreases.
Current accident year catastrophes increased by $97
Current accident year catastrophe losses of $106, or 6.3 points, in 2008 were higher than current accident year catastrophe losses of $9, or 0.5 points, in 2007, primarily due to losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
An $82 change to net favorable prior accident year development
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $27, or 1.5 points, in 2007 to net favorable prior accident year reserve development of $55, or 3.3 points, in 2008. Net favorable reserve development of $55 in 2008 primarily included a $37 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years and a $34 release of workers’ compensation reserves primarily related to accident years 2000 to 2007, partially offset by a $30 strengthening of general liability and products liability claims, primarily related to accident years 2004 and prior. Net unfavorable reserve development of $27 in 2007 primarily included a $40 strengthening of workers’ compensation reserves for accident years 1973 and prior, partially offset by an $18 release of commercial auto liability reserves for accident years 2003 and 2004.
Operating expenses decreased by $4
The $16 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium. Insurance operating costs and expenses increased by $12 primarily due to a $10 increase in policyholder dividends, higher IT costs and an estimated $3 of TWIA assessments. The increase in policyholder dividends was primarily due to a $14 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. The expense ratio increased by 0.7 points, to 28.8, due to an increase in insurance operating costs and expenses other than policyholder dividends, including the TWIA assessments and higher IT costs, and the effect of lower earned premiums.

Outlook
Management expects written premium to be 3% to 5% lower in 2008 as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Contributing to the expected decline in Middle Market written premium is the effect of state-mandated rate reductions in workers’ compensation and increased competition in specific geographic markets and lines. For both workers’ compensation and commercial auto products, the Company is improving the sophistication of its pricing models in order to target business in selected industries and regions of the country. Including supplemental commissions, the Company has modestly increased commissions paid to agents and expects that this will help it achieve its new business and renewal retention objectives in 2008.
Written pricing has been affected by increased competition for new business as evidenced by written pricing decreases of 5% in 2007 and 6% in the first nine months of 2008. Market conditions in the commercial lines industry continue to be soft with written pricing likely to continue to decline in 2008, more so on the larger accounts. Through the end of 2007, The Hartford’s new business had been declining due to the increased competition and written pricing decreases. However, new business written premium increased in the first nine months of 2008 for workers’ compensation and property business. In 2008, the Company will continue to focus on protecting its renewals.
Consistent with claims experience for the 2007 accident year, during 2008, management expects an increase in claim cost severity. Loss costs are expected to continue to increase across many lines of business in Middle Market, including non-catastrophe property claims covered under property and marine policies. Based on anticipated trends in earned pricing and loss costs, the combined ratio before catastrophes and prior accident year development is expected to be in the range of 95.5 to 97.5 in 2008. The combined ratio before catastrophes and prior accident year development was 93.8 in 2007.
To summarize, management’s outlook in Middle Market for the 2008 full year is:
•	Written premium 3% to 5% lower
•	A combined ratio before catastrophes and prior accident year development of 95.5 to 97.5

SPECIALTY COMMERCIAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Written Premiums [1]
Property	$30	$44	(32%)	$84	$144	(42%)
Casualty	134	119	13%	428	431	(1%)
Professional liability, fidelity and surety	178	173	3%	506	510	(1%)
Other	19	20	(5%)	62	62	—

Total	$361	$356	1%	$1,080	$1,147	(6%)

Earned Premiums [1]
Property	$35	$52	(33%)	$119	$153	(22%)
Casualty	131	130	1%	395	409	(3%)
Professional liability, fidelity and surety	173	176	(2%)	512	514	—
Other	19	19	—	61	63	(3%)

Total	$358	$377	(5%)	$1,087	$1,139	(5%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Earned premiums for the Specialty Commercial segment decreased by $19, or 5% for the three month period and by $52, or 5%, for the nine month period, primarily due to a decrease in property earned premiums.
•
Property earned premiums decreased by $17, or 33%, for the three month period and by $34, or 22%, for the nine month period, primarily due to the Company’s decision to stop writing specialty property business with large, national accounts, the effect of increased competition for core excess and surplus lines business and the effect of an arrangement with Berkshire Hathaway to share premiums written under subscription policies sold in the excess and surplus lines market. Under the arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. As a result of increased competition and capacity for core excess and surplus lines business, the Company has experienced a decrease in earned pricing, lower new business growth and lower premium renewal retention since the third quarter of 2007, particularly for catastrophe-exposed business.

•
Casualty earned premiums were relatively flat for the three month period and decreased by $14, or 3%, for the nine month period, primarily because of earned pricing decreases and, for the nine month period, a decline in new business premium on loss-sensitive business written with larger accounts.

•
Professional liability, fidelity and surety earned premium decreased $3, or 2%, for the three month period due to a slight decrease in contract surety earned premium and decreased $2 in the nine month period due to a slight decrease in professional liability earned premium. The decrease in contract surety earned premium for the three month period was primarily due to increased competition for public construction projects and reduced private construction activity. The decrease in earned premium from professional liability business in the nine month period was primarily due to earned pricing decreases in 2008 and the effect of a decline in new business written premium over the last six months of 2007 and first six months of 2008, partially offset by the effect of a decrease in the portion of risks ceded to outside reinsurers.

•
Within the “Other” category, earned premium remained relatively flat from 2007 to 2008 in both the three and nine month periods. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Specialty Commercial — Underwriting Summary	2008	2007	Change	2008	2007	Change
Written premiums	$361	$356	1%	$1,080	$1,147	(6%)
Change in unearned premium reserve	3	(21)	NM	(7)	8	NM

Earned premiums	358	377	(5%)	1,087	1,139	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	247	246	—	740	757	(2%)
Current accident year catastrophes	44	1	NM	52	3	NM
Prior accident years	2	18	(89%)	(39)	18	NM

Total losses and loss adjustment expenses	293	265	11%	753	778	(3%)
Amortization of deferred policy acquisition costs	78	80	(3%)	235	242	(3%)
Insurance operating costs and expenses	30	26	15%	79	69	14%

Underwriting results	$(43)	$6	NM	$20	$50	(60%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.6	65.5	(3.1)	67.9	66.4	(1.5)
Current accident year catastrophes	12.6	0.2	(12.4)	4.9	0.3	(4.6)
Prior accident years	0.5	5.0	4.5	(3.6)	1.7	5.3

Total loss and loss adjustment expense ratio	81.7	70.7	(11.0)	69.3	68.4	(0.9)
Expense ratio	29.0	27.7	(1.3)	28.0	26.9	(1.1)
Policyholder dividend ratio	1.3	0.3	(1.0)	0.9	0.4	(0.5)

Combined ratio	111.9	98.6	(13.3)	98.1	95.7	(2.4)

Catastrophe ratio
Current year	12.6	0.2	(12.4)	4.9	0.3	(4.6)
Prior years	(0.7)	1.2	1.9	(1.0)	0.1	1.1

Total catastrophe ratio	11.9	1.4	(10.5)	3.9	0.4	(3.5)

Combined ratio before catastrophes	100.0	97.2	(2.8)	94.3	95.3	1.0
Combined ratio before catastrophes and prior accident years development	98.8	93.5	(5.3)	96.8	93.7	(3.1)

Other revenues [1]	$99	$91	9%	$281	$264	6%

[1]	Represents servicing revenue.
Underwriting results and ratios
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Underwriting results decreased by $49, from underwriting income of $6 in 2007 to an underwriting loss of $43 in 2008 with a corresponding 13.3 point increase in the combined ratio, from 98.6 to 111.9, due to:

Change in underwriting results
Decrease in earned premiums	$(19)

Losses and loss adjustment expenses
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(13)
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	12

Net increase in current accident year losses and loss adjustment expenses before catastrophes	(1)
Catastrophes — Increase in current accident year catastrophe losses	(43)
Reserve changes — Decrease in net unfavorable prior accident year reserve development	16

Net increase in losses and loss adjustment expenses	(28)

Operating expenses
Decrease in amortization of deferred policy acquisition costs	2
Increase in insurance operating costs and expenses	(4)

Net increase in operating expenses	(2)

Decrease in underwriting results from 2007 to 2008	$(49)

Earned premium decreased by $19
Earned premiums for the Specialty Commercial segment decreased by $19, or 5%, primarily due to a decrease in property earned premiums. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses increased by $28
Current accident year losses and loss adjustment expenses before catastrophes increased slightly
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes increased slightly in 2008, to $247, primarily due to an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development, largely offset by a decrease in earned premium. The loss and loss adjustment expense ratio before catastrophes and prior accident year development increased by 3.1 points, to 68.6, primarily due to a higher loss and loss adjustment ratio on directors and officers insurance for professional liability business, driven by earned pricing decreases, and, to a lesser extent, higher non-catastrophe property losses.
Current accident year catastrophes increased by $43
Current accident year catastrophe losses increased $43, or 12.4 points, primarily due to losses from hurricane Ike.
Prior accident year net unfavorable reserve development decreased by $16
Prior accident year reserve development decreased from net unfavorable development of $18, or 5.0 points, in 2007 to net unfavorable development of $2, or 0.5 points, in 2008. Net unfavorable reserve development of $2 in the third quarter of 2008 primarily included $28 of reserve strengthening for allocated loss adjustment expenses on casualty business, including a $15 strengthening of reserves on national account business, partially offset by a $25 release of reserves for directors and officers insurance for the 2004 to 2006 accident years. Net unfavorable reserve development of $18 in the third quarter of 2007 primarily consisted of a $25 strengthening of reserves for general liability claims on large deductible policies within casualty business, partially offset by a release of reserves on surety business.
Operating expenses increased by $2
Insurance operating costs and expenses increased by $4, primarily due to a $2 increase in non-deferrable expenses and a $2 increase in policyholder dividends. Amortization of deferred policy acquisition costs did not decrease as much as the decrease in earned premium because of an increase in net acquisition costs related to writing a greater mix of higher net commission small commercial and private directors’ and officers’ insurance. The expense ratio increased by 1.3 points, to 29.0, primarily due to the increase in net acquisition costs for directors’ and officers’ insurance and the effect of the decrease in earned premium.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Underwriting results decreased by $30, with a corresponding 2.4 point increase in the combined ratio, from 95.7 to 98.1, due to:

Change in underwriting results
Decrease in earned premiums	$(52)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	34
Ratio change — Increase in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	(17)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	17
Catastrophes — Increase in current accident year catastrophe losses	(49)
Reserve changes — A change to net favorable prior accident year reserve development	57

Net decrease in losses and loss adjustment expenses	25

Operating expenses
Decrease in amortization of deferred policy acquisition costs	7
Increase in insurance operating costs and expenses	(10)

Net increase in operating expenses	(3)

Decrease in underwriting results from 2007 to 2008	$(30)

Earned premium decreased by $52
Earned premiums for the Specialty Commercial segment decreased by $52, or 5%, primarily due to a decrease in property earned premiums. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses decreased by $25
Current accident year losses and loss adjustment expenses before catastrophes decreased by $17
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $17 in 2008, to $740, primarily due to a decrease in earned premium, partially offset by an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development. The loss and loss adjustment expense ratio before catastrophes and prior accident year development increased by 1.5 points, to 67.9, primarily due to a higher loss and loss adjustment ratio on directors and officers insurance in professional liability, driven by earned pricing decreases.
Current accident year catastrophes increased by $49
Current accident year catastrophe losses increased $49, or 4.6 points, primarily due to losses from hurricane Ike.
Change to net favorable prior accident year development by $57
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $18, or 1.7 points, in 2007 to net favorable prior accident year reserve development of $39, or 3.6 points, in 2008. Net favorable prior accident year reserve development of $39 in 2008 primarily included a $45 release of reserves for directors’ and officers insurance and errors and omissions insurance claims related to accident years 2003 to 2006. Prior accident year reserve development in the first nine months of 2007 primarily consisted of a $25 strengthening of general liability reserves for accident years more than 20 years old.
Operating expenses increased by $3
Insurance operating costs and expenses increased by $10, primarily due to a $5 increase in non-deferrable expenses and a $5 increase in policyholder dividends, driven by an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Amortization of deferred policy acquisition costs did not decrease as much as the decrease in earned premium because of an increase in net acquisition costs related to writing a greater mix of higher net commission small commercial and private directors’ and officers’ insurance. The expense ratio increased by 1.1 point, to 28.0, primarily due to the increase in net acquisition costs for directors’ and officers’ insurance and the effect of the decrease in earned premium.

Outlook
In 2008, the Company expects written premium for the Specialty Commercial segment to be 4% to 6% lower. For property business, the Company expects written premium to decrease, largely because of the decision to stop writing specialty property business with large, national accounts. Also contributing to the expected decline in property written premium is a decrease in written premium for the Company’s core excess and surplus lines property business. Under an arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of core excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. While the arrangement with Berkshire Hathaway enables the Company to offer its insureds larger policy limits and thereby enhance its competitive position, marketplace capacity and competition have increased significantly, particularly for catastrophe-exposed business. In addition, standard admitted markets have expanded their appetite for core excess and surplus lines business which has significantly increased competition.
Management expects a slight decrease in casualty written premium in 2008 due largely to lower written pricing and a decrease in new business premium in construction, larger loss-sensitive accounts, and captive programs. Despite the expected decrease in written premiums within the specialty casualty business, the Company will continue to focus on improving interaction with agents by reducing the number of internal touch points through the underwriting process and will realign the field office organization to better serve specialty construction accounts.
Within professional liability, fidelity and surety, management expects written premium to be relatively flat for 2008 as an increase in professional liability written premium will be offset by a decrease in surety written premium. The increase in professional liability written premium will largely be driven by reducing the portion of risks ceded to outside reinsurers, partially offset by the effect of declines in written pricing. The near-dormant IPO market coupled with incumbent carriers competing to keep existing business hindered production during the first nine months of 2008. The Company will focus on D&O and E&O new business opportunities with both large and middle market private companies and seeks to grow its business in Europe through its new underwriting office in the United Kingdom. In addition, the Company will continue to cross-sell professional liability coverage to small businesses that purchase business owners package policies and capitalize on the increased demand for separate Side-A D&O insurance limits of liability that provide protection to individual directors and officers to the extent their company is unwilling or unable to indemnify them against litigation. In the face of written pricing decreases, the Company will maintain underwriting discipline when writing professional liability coverage for larger public companies.
Written premium from surety business is expected to be down as this segment of the market has been affected by increased competition for public construction projects and reduced private construction activity. The Company will seek to diversify its portfolio of commercial surety business, including a focus on growing our small bond book of business. Written premium growth could be lower than planned in any one or all of the Specialty Commercial businesses if written pricing is less favorable than anticipated and management determines that new and renewal business is not adequately priced.
Written pricing has been decreasing in professional liability and property lines of business. Since 2006, competition has intensified for professional liability business, particularly for directors’ and officers’ insurance coverage. A lower frequency of shareholder class action cases in 2005 and 2006 has put downward pressure on rates. Increased volatility in the equity and debt markets along with the evolving fall out of the sub-prime mortgage market led to a rebound of such cases in 2007 and a stabilization of rates in affected industries. It is possible that the current financial market turmoil could increase the number of shareholder class action lawsuits against our insureds or their directors and officers. Approximately 13% of the Company’s professional liability in-force net written premium is from financial services firms, the area most directly affected by the turmoil in the financial markets.
Written pricing for property business began to decline in the second half of 2007, primarily due to price competition which has resulted in lower pricing in the standard core excess and surplus lines markets. The industry has increased its capacity and appetite to write business in catastrophe-prone markets and this has increased competition in those markets.
As a percentage of earned premiums, management expects that losses and loss adjustment expenses will increase in 2008 for professional liability, casualty and property business with the increase driven primarily by lower earned pricing. The Company expects its sub-prime loss activity to be manageable based on several factors. Principal among them is the diversified nature of the product and customer portfolio with the majority of the Company’s total in-force professional liability net written premium derived from policyholders with privately-held ownership and, therefore, relatively low shareholder class action exposure. The Company’s average net limit exposed is $8 at an average attachment point of $74 on reported claims or notices of potential claims on sub-prime exposed policies. Given the anticipated trends in pricing and loss costs in Specialty Commercial, management expects a combined ratio before catastrophes and prior accident year development in the range of 96.5 to 98.5 for 2008. The combined ratio before catastrophes and prior accident year development was 94.4 in 2007.
To summarize, management’s outlook in Specialty Commercial for the 2008 full year is:
•	Written premium 4% to 6% lower
•	A combined ratio before catastrophes and prior accident year development of 96.5 to 98.5

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2008	2007	Change	2008	2007	Change
Written premiums	$1	$2	(50%)	$5	$3	67%
Change in unearned premium reserve	—	—	—	1	—	—

Earned premiums	1	2	(50%)	4	3	33%
Losses and loss adjustment expenses — prior years	56	39	44%	126	173	(27%)
Insurance operating costs and expenses	6	6	—	16	17	(6%)

Underwriting results	(61)	(43)	(42%)	(138)	(187)	26%
Net investment income	50	61	(18%)	162	184	(12%)
Net realized capital losses	(160)	(3)	NM	(176)	(3)	NM
Other expenses	1	(1)	NM	(1)	(3)	67%

Income (loss) before income taxes	(170)	14	NM	(153)	(9)	NM
Income tax (expense) benefit	62	(2)	NM	62	13	NM

Net income (loss)	$(108)	$12	NM	$(91)	$4	NM

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
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Net income for the three months ended September 30, 2008 decreased $120 compared to the prior year period, driven primarily by the following:
•
An $18 decrease in underwriting results, primarily due to a $17 increase in unfavorable prior year loss development. Reserve development in the three months ended September 30, 2008 included $53 of environmental reserve strengthening as a result of the Company’s annual environmental reserve evaluation. For the comparable three month period ended September 30, 2007, reserve development included $25 of environmental reserve strengthening.

•
An $11 decrease in net investment income, primarily as a result of a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities and a decrease in invested assets resulting from net losses and loss adjustment expenses paid.

•
A $157 increase in net realized capital losses in 2008, primarily due to realized losses in 2008 from impairments of corporate debt and equity securities in the financial services sector. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

•	A change from $2 income tax expense to $62 income tax benefit, primarily as a result of an increase in net realized capital losses.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Net income for the nine months ended September 30, 2008 decreased $95 compared to the prior year period, driven primarily by the following:
•
A $49 increase in underwriting results, primarily due to a $47 decrease in unfavorable prior year loss development. Reserve development in the nine months ended September 30, 2008 included $53 of environmental reserve strengthening as a result of the Company’s annual environmental reserve evaluation and $50 of asbestos reserve strengthening as a result of the Company’s annual asbestos reserve evaluation. For the comparable nine month period ended September 30, 2007, reserve development included $99 principally as a result of an adverse arbitration decision and $25 of environmental reserve strengthening.

•
A $22 decrease in net investment income, primarily as a result of a decrease in investment yield for limited partnerships and other alternative investments and, to a lesser extent, a decrease in investment yield for fixed maturities and a decrease in invested assets resulting from net losses and loss adjustment expenses paid.

•
A $173 increase in net realized capital losses in 2008, primarily due to realized losses in 2008 from impairments of corporate debt and equity securities in the financial services sector. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

•	A $49 increase in income tax benefit, primarily as a result of an increase in net realized capital losses.

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

Reserve Activity
Reserves and reserve activity in the Other Operations segment are categorized and reported as asbestos, environmental, or “all other”. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail liabilities. In addition, within the “all other” category of reserves, Other Operations records its allowance for future reinsurer insolvencies and disputes that might affect reinsurance collectability associated with asbestos, environmental, and other claims recoverable from reinsurers.
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and nine months ended September 30, 2008.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended September 30, 2008	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,967		$237	$1,803	$4,007
Losses and loss adjustment expenses incurred	3		53	—	56
Losses and loss adjustment expenses paid	(35)		(9)	(59)	(103)

Ending liability — net [2][3]	$1,935	[4]	$281	$1,744	$3,960

For the Nine Months Ended September 30, 2008	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,998		$251	$1,888	$4,137
Losses and loss adjustment expenses incurred	59		53	14	126
Losses and loss adjustment expenses paid	(122)		(23)	(158)	(303)

Ending liability — net [2][3]	$1,935	[4]	$281	$1,744	$3,960

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $15 and $6, respectively, as of September 30, 2008, $12 and $6, respectively, as of June 30, 2008, and $9 and $6, respectively, as of December 31, 2007. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three and nine months ended September 30, 2008 includes $5 and $13, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three and nine months ended September 30, 2008 includes $2 and $7, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,625 and $323, respectively, as of September 30, 2008, $2,676 and $271, respectively, as of June 30, 2008, and $2,707 and $290, respectively, as of December 31, 2007.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $237 and $277, respectively, resulting in a one year net survival ratio of 8.2 and a three year net survival ratio of 7.0. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

During the third quarter of 2008, the Company completed its annual ground up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for some individual accounts increased based upon new damage and defense cost information obtained on these accounts since the last review. In addition, the decline in the reporting of new accounts and sites has been slower than anticipated in our previous review. The net effect of these changes resulted in a $53 increase in net environmental reserves. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
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

The following table displays gross environmental reserves and other statistics by category as of September 30, 2008:

		Total
	Number of Accounts [1]	Reserves
Accounts with future exposure > $2.5	9	$44
Accounts with future exposure < $2.5	565	100
Other direct [2]	—	62

Total Direct	574	$206
Assumed Reinsurance		61
London Market		56

Total as of September 30, 2008 [3] [4]		$323

[1]	Number of accounts established as of June 2008.

[2]	Includes unallocated IBNR.

[3]	The one year gross paid amount for total environmental claims is $47, resulting in a one year gross survival ratio of 6.9.

[4]	The three year average annual gross paid amount for total environmental claims is $96, resulting in a three year gross survival ratio of 3.4.
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

The following table sets forth, for the three and nine months ended September 30, 2008, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended September 30, 2008	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$28	$—	$9	$69
Assumed — Domestic	17	—	—	(17)
London Market	10	—	1	13

Total	55	—	10	65
Ceded	(20)	3	(1)	(12)

Net	$35	$3	$9	$53

Nine Months Ended September 30, 2008
Gross
Direct	$97	$76	$23	$69
Assumed — Domestic	51	—	5	(17)
London Market	16	—	3	13

Total	164	76	31	65
Ceded	(42)	(17)	(8)	(12)

Net	$122	$59	$23	$53

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross loss and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2008 includes $4 and $12, respectively, related to asbestos and environmental claims. Total gross loss and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2008 includes $3 and $7, respectively, related to asbestos and environmental claims.

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2008 of $2.24 billion ($1.95 billion and $287 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.87 billion to $2.49 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2007 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
During the second quarter of 2008, the Company completed its annual evaluation of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluation resulted in no addition to the allowance for uncollectible reinsurance. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. As of September 30, 2008, the allowance for uncollectible reinsurance for Other Operations totals $265. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
The Company expects to perform reviews of its assumed reinsurance and unallocated loss adjustment expense reserves in the fourth quarter of 2008. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance and Other Operations (Including Asbestos and Environmental Claims) sections of the MD&A included in the Company’s 2007 Form 10-K Annual Report.

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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. For the three and nine months ended September 30, net investment income and net realized capital losses reduced the Company’s consolidated revenues by $5,761 and $7,416, respectively, for 2008 and contributed $237 and $4,088, respectively, for 2007. For the three and nine months ended September 30, net investment income and net realized capital losses, excluding net investment income from trading securities, reduced consolidated revenues by $2,346 and $1,576, respectively, for 2008 and contributed $935 and $3,342, respectively, for 2007. The reduction to consolidated revenues for 2008, as compared to the prior year period contribution, is primarily due to a net loss in the value of equity securities held for trading and realized capital losses in 2008.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 57% and 61% of the fair value of its invested assets as of September 30, 2008 and December 31, 2007, respectively. Other events beyond the Company’s control, including changes in credit spreads, a downgrade of an issuer’s credit rating or default of payment by an issuer, could also adversely impact the fair value of these investments.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of the other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” section.

Life
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table identifies the invested assets by type held in the general account as of September 30, 2008 and December 31, 2007.

Composition of Invested Assets
	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$46,292	75.5%	$52,542	82.6%
Equity securities, available-for-sale, at fair value	908	1.5%	1,284	2.0%
Policy loans, at outstanding balance	2,159	3.5%	2,061	3.2%
Mortgage loans, at amortized cost [1]	5,460	8.9%	4,739	7.5%
Limited partnerships and other alternative investments [2]	1,410	2.3%	1,306	2.1%
Short-term investments	3,793	6.2%	1,158	1.8%
Other investments [3]	1,308	2.1%	534	0.8%

Total investments excl. equity securities, held for trading	$61,330	100.0%	$63,624	100.0%
Equity securities, held for trading, at fair value [4]	33,655		36,182

Total investments	$94,985		$99,806

[1]	Consist of commercial and agricultural loans.

[2]	Includes a real estate joint venture.

[3]	Primarily relates to derivative instruments.

[4]	These assets primarily support the International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments decreased $4.8 billion since December 31, 2007 primarily as a result of a decrease in value of equity securities, held for trading, and increased unrealized losses associated with fixed maturities primarily due to a widening of credit spreads, partially offset by positive operating cash flows. Short-term investments as a percentage of total investments, excluding equity securities, held for trading, increased in preparation for funding liability outflows and in anticipation of investing in more favorable risk/return opportunities. The decrease in value of equity securities, held for trading, of $2.5 billion primarily resulted from a decline in value of the underlying investment funds supporting the Japanese variable annuity product due to negative market performance partially offset by positive cash flows generated from sales and deposits.
Life’s limited partnerships and other alternative investment composition has not significantly changed since December 31, 2007. Life is currently evaluating its allocation to limited partnerships and other alternative investments and plans to decrease its investment in hedge funds. The following table summarizes Life’s limited partnerships and other alternative investments as of September 30, 2008 and December 31, 2007.

Composition of Limited Partnerships and Other Alternative Investments
	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Hedge funds [1]	$514	36.4%	$506	38.7%
Mortgage and real estate [2]	300	21.3%	309	23.7%
Mezzanine debt [3]	93	6.6%	72	5.5%
Private equity and other [4]	503	35.7%	419	32.1%

Total	$1,410	100.0%	$1,306	100.0%

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

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

Investment Results
The following table summarizes Life’s net investment income (loss).

	Three Months Ended				Nine months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$718	5.4%	$794	5.9%	$2,184	5.4%	$2,313	5.9%
Equity securities, available-for-sale	17	5.2%	23	6.8%	73	7.0%	63	7.0%
Mortgage loans	71	5.4%	68	6.2%	214	5.7%	184	6.3%
Policy loans	34	6.3%	32	6.3%	101	6.3%	102	6.6%
Limited partnerships and other alternative investments	(59)	(16.8%)	23	9.3%	(67)	(6.7%)	101	14.7%
Other [3]	(3)	—	(39)	—	(44)	—	(90)	—
Investment expense	(19)	—	(18)	—	(54)	—	(54)	—

Total net investment income excl. equity securities held for trading	$759	4.8%	$883	6.0%	$2,407	5.2%	$2,619	6.0%
Equity securities, held for trading [4]	(3,415)	—	(698)	—	(5,840)	—	746	—

Total net investment income (loss)	$(2,656)	—	$185	—	$(3,433)	—	$3,365	—

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

[3]
Includes fees associated with securities lending activities of $11 and $50, respectively, for the three and nine months ended September 30, 2008, and $29 and $67, respectively, for the three and nine months ended September 30, 2007. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, held for trading.
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Net investment income, excluding equity securities, held for trading, decreased $124, or 14%, and $212, or 8%, for the three and nine months ended September 30, 2008, respectively, compared to the prior year period. The decrease in net investment income for both periods was primarily due to a decrease in investment yield for fixed maturities and limited partnership and other alternative investments. The decrease in the fixed maturity yield primarily resulted from lower income on variable rate securities due to decreases in short-term interest rates year over year. The decrease in limited partnerships and other alternative investments yield was largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate and credit environment, Life expects a lower average portfolio yield for 2008 as compared to 2007 levels primarily driven by lower yields on both fixed maturities and limited partnership and other alternative investments.
The decrease in net investment income on equity securities, held for trading, for the three and nine months ended September 30, 2008 compared to the prior year periods was primarily attributed to a decline in the value of the underlying investment funds supporting the Japanese variable annuity product due to negative market performance year over year.
The following table summarizes Life’s net realized capital gains and losses results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross gains on sale	$44	$25	$128	$133
Gross losses on sale	(89)	(45)	(244)	(137)
Impairments	(1,760)	(75)	(2,115)	(109)
Japanese fixed annuity contract hedges, net [1]	36	15	13	3
Periodic net coupon settlements on credit derivatives/Japan	(8)	(9)	(26)	(34)
SFAS 157 transition impact [2]	—	—	(650)	—
GMWB derivatives, net	(133)	(141)	(256)	(252)
Other, net [3]	(102)	(58)	(310)	(90)

Net realized capital losses, before-tax	$(2,012)	$(288)	$(3,460)	$(486)

[1]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[2]	Includes losses from SFAS 157 transition impact of $616, $10 and $24 related to the embedded derivatives within GMWB-US, GMWB-UK and GMAB liabilities, respectively.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and other investment gains and losses.

The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•
Gross gains on sales for the three and nine months ended September 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales for the three and nine months ended September 30, 2008 were primarily comprised of corporate securities, CMBS, and municipal securities, as well as $17 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below. During the three and nine months ended September 30, 2008, securities sold at a loss were depressed, on average, approximately 7% and 2%, respectively, at the respective period’s impairment review date and were deemed to be temporarily impaired.

•
Gross gains and losses on sales for three and nine months ended September 30, 2007 were primarily comprised of corporate securities. During the three and nine months ended September 30, 2007, securities sold at a loss were depressed, on average, approximately 2% and 1%, respectively, at the respective period’s impairment review date and were deemed to be temporarily impaired.

Impairments	•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

SFAS 157	•	See Note 4 in the Notes to the Condensed Consolidated Financial Statements for a discussion of the SFAS 157 transition impact.

GMWB	•	See Note 4 in the Notes to the Condensed Consolidated Financial Statements for a discussion of GMWB gains and losses.

Other	•
Other, net losses for the three and nine months ended September 30, 2008 were primarily related to net losses on credit derivatives of $106 and $314, respectively. The net losses on credit derivatives were primarily due to significant credit spread widening on credit derivatives that assume credit exposure. Included in the nine months ended September 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section below. Also included were derivative related losses of $39 for the three and nine months ended September 30, 2008 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

•
Other, net losses for the three and nine months ended September 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening as well as fluctuations in interest rates and foreign currency exchange rates.

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
The following table identifies the invested assets by type held as of September 30, 2008 and December 31, 2007.

Composition of Invested Assets
	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$23,727	86.2%	$27,205	88.8%
Equity securities, available-for-sale, at fair value	741	2.7%	1,208	3.9%
Mortgage loans, at amortized cost [1]	762	2.8%	671	2.2%
Limited partnerships and other alternative investments [2]	1,407	5.1%	1,260	4.1%
Short-term investments	827	3.0%	284	0.9%
Other investments	62	0.2%	38	0.1%

Total investments	$27,526	100.0%	$30,666	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes hedge fund investments outside of limited partnerships and a real estate joint venture.
Total investments decreased $3.1 billion since December 31, 2007, primarily as a result of increased unrealized losses primarily due to a widening of credit spreads associated with fixed maturities, partially offset by positive operating cash flows. Short-term investments increased as a result of the investment of proceeds received from fixed maturities sold in anticipation of investing in favorable risk/return opportunities.
Property & Casualty’s limited partnerships and other alternative investment composition has not significantly changed since December 31, 2007. Property & Casualty is currently evaluating its allocation to limited partnerships and other alternative investments and plans to decrease its investment in hedge funds over the next few years. The following table summarizes Property & Casualty’s limited partnerships and other alternative investments as of September 30, 2008 and December 31, 2007.

Composition of Limited Partnerships and Other Alternative Investments
	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Hedge funds [1]	$780	55.4%	$728	57.8%
Mortgage and real estate [2]	318	22.6%	291	23.1%
Mezzanine debt [3]	60	4.3%	48	3.8%
Private equity and other [4]	249	17.7%	193	15.3%

Total	$1,407	100.0%	$1,260	100.0%

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

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

Investment Results
The following table below summarizes Property & Casualty’s net investment income.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$364	5.5%	$383	5.7%	$1,092	5.5%	$1,126	5.6%
Equity securities, available-for-sale	17	5.8%	12	5.6%	56	6.2%	34	5.9%
Mortgage loans	11	5.8%	11	6.7%	30	5.6%	28	6.4%
Limited partnerships and other alternative investments	(42)	(11.8%)	19	7.2%	(45)	(4.4%)	114	16.4%
Other [3]	(8)	—	(11)	—	(23)	—	(17)	—
Investment expense	(7)	—	(7)	—	(19)	—	(19)	—

Net investment income, before-tax	$335	4.6%	$407	5.6%	$1,091	4.9%	$1,266	5.9%

Net investment income, after-tax [4]	$248	3.4%	$296	4.1%	$810	3.7%	$933	4.4%

[1]
Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program. Included in the fixed maturity yield is Other income (loss) as it primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]
Includes fees associated with securities lending activities of $4 and $22, respectively, for the three and nine months ended September 30, 2008 and $14 and $28, respectively, for the three and nine months ended September 30, 2007. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
Three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007
Before-tax net investment income decreased $72, or 18%, and $175, or 14%, and after-tax net investment income decreased $48, or 16%, and $123, or 13%, for the three and nine months ended September 30, 2008, respectively, compared to the prior year period. The decrease in net investment income for both periods was primarily due to a decrease in investment yield for fixed maturities and limited partnership and other alternative investments in 2008. The decrease in fixed maturity yield primarily resulted from lower income on variable rate securities due to a decrease in short-term interest rates year over year. The decrease in limited partnerships and other alternative investments yield was largely due to lower returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate and credit environment, Property & Casualty expects a lower average portfolio yield for 2008 as compared to 2007 levels primarily driven by lower yields on both fixed maturities and limited partnership and other alternative investments.
The following table summarizes Property & Casualty’s net realized capital gains and losses results.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross gains on sale	$12	$31	$95	$121
Gross losses on sale	(82)	(36)	(195)	(98)
Impairments	(1,312)	(35)	(1,425)	(56)
Periodic net coupon settlements on credit derivatives	2	5	5	11
Other, net [1]	(48)	(40)	(111)	(54)

Net realized capital losses, before-tax	$(1,428)	$(75)	$(1,631)	$(76)

[1]	Primarily consists of changes in fair value on non-qualifying derivatives and other investment gains and losses.

The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•
Gross gains on sales for the three and nine months ended September 30, 2008 were predominantly within fixed maturities and were comprised of corporate and municipal securities. Gross losses on sales for the three and nine months ended September 30, 2008, were primarily comprised of financial services securities, as well as $19 of CLOs in the first quarter for which HIMCO is the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section below. During the three and nine months ended September 30, 2008, securities sold at a loss were depressed, on average, approximately 6% and 3%, respectively at the respective period’s impairment review date and were deemed to be temporarily impaired.

•
Gross gains and losses on sales for three and nine months ended September 30, 2007 were primarily comprised of foreign government, corporate, and municipal securities. During the three and nine months ended September 30, 2007, securities sold at a loss were depressed, on average, approximately 1% and 2%, respectively, at the respective period’s impairment review date and were deemed to be temporarily impaired.

Impairments	•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

Other	•
Other, net losses for the three and nine months ended September 30, 2008 were primarily related to net losses on credit derivatives of $42 and $118, respectively. The net losses on credit derivatives were primarily due to significant credit spread widening on credit derivatives that assume credit exposure. Included in the nine months ended September 30, 2008 were losses incurred in the first quarter on HIMCO managed CLOs. For more information regarding these losses, refer to the Variable Interest Entities section below. Also included were derivative related losses of $7 for the three and nine months ended September 30, 2008 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

	•	Other, net losses for the three and nine months ended September 30, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening.
Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of September 30, 2008 and December 31, 2007, Corporate held $72 and $308, respectively, of fixed maturity investments, $733 and $160, respectively, of short-term investments and $81 and $103, respectively, of equity securities. Short-term investments increased in anticipation of repayment of approximately $530  of senior notes that will mature during the fourth quarter of 2008. For further information on these notes, see “Capital Resources and Liquidity” section under Liquidity Requirements. As of September 30, 2008 and December 31, 2007, a put option agreement for the Company’s contingent capital facility with a fair value of $40 and $43 was included in Other invested assets.
Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities and can return the securities to the Company for cash at varying maturity dates. As of September 30, 2008, the Company loaned securities with a fair value of $3.9 billion and held collateral against the loaned securities in the amount of $4.0 billion. The following table represents when the borrowers can return the loaned securities to the Company and, in turn, when the cash collateral would be returned to the borrower.

Cash Collateral
Thirty days or less	$992
Thirty one to 90 days	598
Over three to six months	1,322
Over six to nine months	692
Over nine months to one year	417

Total	$4,021

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
As of September 30, 2008 and December 31, 2007, the Company had relationships with four and seven VIEs, respectively, where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	September 30, 2008			December 31, 2007
	Total	Total	Maximum Exposure	Total	Total	Maximum Exposure
	Assets	Liabilities [1]	to Loss	Assets	Liabilities [1]	to Loss
CLOs [2]	$336	$41	$291	$128	$47	$107
Limited partnerships	301	51	251	309	47	262
Other investments [3]	261	107	148	377	71	317

Total	$898	$199	$690	$814	$165	$686

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]	The Company provides collateral management services and earns a fee associated with these structures.

[3]
Other investments include one unlevered investment bank loan fund for which the Company provides collateral management services and earns an associated fee. As of December 31, 2007, two investment structures were also included that were backed by preferred securities.

As of September 30, 2008 and December 31, 2007, the Company also held variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. These investments have been held by the Company for two years. The Company’s maximum exposure to loss from these non-consolidated VIEs as of September 30, 2008 and December 31, 2007 was $410 and $150, respectively.
As of December 31, 2007, Hartford Investment Management Company (“HIMCO”) was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO is expected to terminate by the end of 2008. The Company realized a capital loss of $90, before-tax, from the termination of these CLOs. In connection with the restructurings, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.

Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type of security.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
ABS
Sub-prime residential mortgages	$117	$54	$198	$54
Other	27	5	27	17
CMBS
Bonds	70	––	93	––
IOs	59	––	59	––
CRE CDOs	225	––	357	––
CMOs/MBS	37	––	37	––
Corporate
Financial Services	1,198	7	1,293	9
Other	286	26	344	56
Equities
Financial Services	1,052	3	1,119	11
Other	2	2	5	5
Other	4	13	13	13

Total other-than-temporary impairments	$3,077	$110	$3,545	$165

The Company has a comprehensive security monitoring process to identify and evaluate individual securities that may be other-than-temporarily impaired. The process includes a quarterly review of the entire portfolio using a screening process to identify specific securities where the fair value compared to the amortized cost or cost, as applicable, is below established thresholds. In addition, the Company uses other monitoring criteria, such as ratings, ratings downgrades, payment defaults and internal credit monitoring watch lists. The unrealized losses on securities identified are then evaluated based on individual facts and circumstances to determine if the impairment is other-than-temporary.
For the three and nine months ended September 30, 2008, impairments of $3,077 and $3,545, respectively, were concentrated in subordinated fixed maturities and preferred equities within the financial services sector as well as in structured securities.
Of the $2,250 and $2,412 of impairments on financial services companies for the three and nine months ended September 30, 2008, we do not anticipate substantial recovery on $785 of securities due to bankruptcy, financial restructurings, or concerns about the issuer’s ability to continue to make contractual payments. The remaining balance primarily relates to securities that experienced extensive credit spread widening and the Company could not reasonably assert that the security would recover in value in a reasonable period of time, generally two years. For these securities, the Company expects to recover principal and interest in accordance with the security’s contractual terms.
Impairments for structured securities totaled $535 and $771, respectively, for the three and nine months ended September 30, 2008. For these securities, the Company determines impairments by modeling cash flows in a severe negative economic outlook scenario. If the results of this cash flow modeling indicate an economic loss, the Company takes an impairment. During the third quarter the economic assumptions used in this modeling worsened from the second quarter modeling. In CMBS, for example, the third quarter model anticipates higher unemployment and a more severe contraction of GDP. Primarily as a result of these aforementioned negative changes in economic outlook along with further price deterioration on previously impaired securities, the Company recognized impairments of $117 on sub-prime residential mortgages and $354 on CMBS. Currently, almost all CMBS and sub-prime ABS securities continue to receive contractual principal and interest payments.
The remaining impairments for the three and nine months ended September 30, 2008 of $292 and $362, respectively, were comprised of securities in various sectors, primarily non-financial services corporate securities, that experienced significant credit spread widening and for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.
For the three and nine months ended September 30, 2007, impairments of $110 and $165, respectively, were recorded on securities that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.

INVESTMENT CREDIT RISK
The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to review and approval by senior management.
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
The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
For each counterparty, the Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2008, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating.
For the three and nine months ended September 30, 2008, the Company has incurred losses of $46 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
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
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payments on certain credit default swaps, which reduces the Company’s overall credit exposure. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps with offsetting positions.

Credit Default Swaps
	September 30, 2008			December 31, 2007
		Initial			Initial
	Notional	Premium	Fair	Notional	Premium	Fair
	Amount	Received	Value	Amount	Received	Value
Assuming credit risk	$1,392	$(157)	$(592)	$2,715	$(203)	$(416)
Reducing credit risk	3,596	33	133	5,166	(1)	81

Total credit default swaps	$4,988	$(124)	$(459)	$7,881	$(204)	$(335)

During 2008, the Company continued to reduce overall credit risk exposure to general credit spread movements by both reducing and rebalancing the total notional amount of the credit default swap portfolio. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the three and nine months ended September 30, 2008, the Company realized losses of $148 and $266, respectively, on credit default swaps.
Subsequent to September 30, 2008, the Company terminated its $310 of notional amount related to credit derivatives that reference the first loss position of a basket of corporate issuers, which resulted in a realized loss of $21 in October 2008.
Prior to the first quarter of 2008, the Company also assumed credit exposure through credit index swaps referencing AAA rated CMBS indices. During the first and second quarter of 2008, the Company realized a loss of $100 and $3, before-tax, respectively, as a result of these swaps maturing as well as the Company eliminating exposure to the remaining swaps by entering into offsetting positions. As of September 30, 2008, the Company does not have exposure to CMBS through credit derivatives.
Available-for-Sale Securities
The following table identifies fixed maturities by credit quality on a consolidated basis as of September 30, 2008 and December 31, 2007. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	September 30, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$19,886	$17,613	25.1%	$28,547	$28,318	35.4%
AA	13,929	12,410	17.7%	11,326	10,999	13.7%
A	18,710	17,069	24.3%	16,999	17,030	21.3%
BBB	14,992	13,794	19.7%	15,093	14,974	18.7%
United States Government/Government agencies	5,754	5,785	8.3%	5,165	5,229	6.5%
BB & below	3,736	3,420	4.9%	3,594	3,505	4.4%

Total fixed maturities	$77,007	$70,091	100.0%	$80,724	$80,055	100.0%

The Company’s investment ratings as a percentage of total fixed maturities experienced a shift from AAA rated to AA and A rated since December 31, 2007 primarily due to rating agency downgrades of monoline insurers.

The following table identifies fixed maturity and equity securities classified as available-for-sale on a consolidated basis as of September 30, 2008 and December 31, 2007.

Consolidated Available-for-Sale Securities by Type
	September 30, 2008					December 31, 2007
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
ABS
Auto	$580	$––	$(57)	$523	0.8%	$692	$—	$(16)	$676	0.9%
CLOs [1]	2,908	2	(438)	2,472	3.5%	2,590	—	(114)	2,476	3.1%
Credit cards	1,047	—	(77)	970	1.4%	957	3	(22)	938	1.2%
RMBS [2]	2,614	3	(623)	1,994	2.8%	2,999	10	(343)	2,666	3.3%
Student loan	766	—	(168)	598	0.9%	786	1	(40)	747	0.9%
Other [3]	1,285	7	(225)	1,067	1.5%	1,491	19	(98)	1,412	1.7%
CMBS
Bonds	11,766	25	(1,809)	9,982	14.2%	13,641	126	(421)	13,346	16.7%
CRE CDOs	1,834	—	(937)	897	1.3%	2,243	1	(390)	1,854	2.3%
Interest only (“IOs”)	1,453	31	(81)	1,403	2.0%	1,741	117	(27)	1,831	2.3%
CMOs
Agency backed	856	14	(6)	864	1.3%	1,191	32	(4)	1,219	1.5%
Non-agency backed [4]	425	1	(55)	371	0.5%	525	4	(3)	526	0.7%
Corporate [5]
Basic industry	2,719	36	(110)	2,645	3.8%	2,508	61	(34)	2,535	3.2%
Capital goods	2,393	27	(122)	2,298	3.3%	2,194	86	(26)	2,254	2.8%
Consumer cyclical	2,689	29	(150)	2,568	3.7%	3,011	87	(60)	3,038	3.8%
Consumer non-cyclical	3,551	37	(126)	3,462	4.9%	3,008	89	(37)	3,060	3.8%
Energy	1,727	22	(106)	1,643	2.3%	1,595	71	(12)	1,654	2.1%
Financial services	8,967	106	(879)	8,194	11.7%	11,153	227	(512)	10,868	13.5%
Technology and communications	4,156	74	(284)	3,946	5.6%	3,763	181	(40)	3,904	4.9%
Transportation	558	6	(45)	519	0.8%	401	12	(13)	400	0.5%
Utilities	5,022	86	(319)	4,789	6.8%	4,500	181	(104)	4,577	5.7%
Other [6]	1,656	2	(190)	1,468	2.1%	1,985	27	(104)	1,908	2.4%
Government/Government agencies
Foreign	886	26	(37)	875	1.2%	999	59	(5)	1,053	1.3%
United States	1,824	35	(7)	1,852	2.6%	836	22	(3)	855	1.1%
MBS	2,726	16	(20)	2,722	3.9%	2,757	26	(20)	2,763	3.5%
Municipal
Taxable	1,113	7	(91)	1,029	1.5%	1,376	33	(23)	1,386	1.7%
Tax-exempt	11,486	188	(734)	10,940	15.6%	11,776	394	(67)	12,103	15.1%
Redeemable preferred stock	—	—	—	—	—	6	—	—	6	—

Fixed maturities	$77,007	$780	$(7,696)	$70,091	100.0%	$80,724	$1,869	$(2,538)	$80,055	100.0%
Equity securities, available-for-sale
Financial Services	1,042	—	(66)	976		2,062	13	(224)	1,851
Other	603	197	(46)	754		549	205	(10)	744

Total securities, available-for-sale [7]	$78,652	$977	$(7,808)	$71,821		$83,335	$2,087	$(2,772)	$82,650

[1]	As of September 30, 2008, 99% of these senior secured bank loan CLOs were AAA rated with an average subordination of 29%.

[2]
Includes securities with an amortized cost and fair value of $14 and $11, respectively, as of September 30, 2008, and $40 and $37, respectively, as of December 31, 2007, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $92 and $69, respectively, as of September 30, 2008, and $96 and $87, respectively, as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[3]
Includes CDO securities with an amortized cost and fair value of $17 and $5, respectively, as of September 30, 2008, and $16 and $15, respectively, as of December 31, 2007, that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

[4]
Includes securities with an amortized cost and fair value of $221 and $185, respectively, as of September 30, 2008, and $270 as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[5]	As of September 30, 2008 and December 31, 2007, 92% of corporate securities were rated investment grade.

[6]
Includes structured investments with an amortized cost and fair value of $682 and $586, respectively, as of September 30, 2008 and $782 and $730, respectively, as of December 31, 2007. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

[7]
Gross unrealized gains represent gains of $535, $436, and $6 for Life, Property & Casualty, and Corporate, respectively, as of September 30, 2008 and $1,339, $734, and $14, respectively, as of December 31, 2007. Gross unrealized losses represent losses of $5,620, $2,183, and $5 for Life, Property & Casualty, and Corporate, respectively, as of September 30, 2008 and $1,985, $781, and $6, respectively, as of December 31, 2007.

The Company’s investment sector allocations as a percentage of total fixed maturities have changed since December 31, 2007 due to portfolio reallocations. These reallocations have led to the Company reducing its exposure to CMBS, financial services, and consumer cyclical, while increasing allocations to consumer non-cyclical and short-term investments. The available-for-sale net unrealized loss position increased $6.1 billion since December 31, 2007. The increase since December 31, 2007 primarily resulted from credit spread widening, partially offset by interest rates declining. Credit spreads widened primarily due to the continued deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities as well as the increased likelihood of a U.S. recession which has caused significant market strain. Early steps taken by the government to stabilize the financial system have proven ineffective and pressures continued to build throughout the third quarter. The sectors most significantly impacted include financial services, residential and commercial mortgage backed investments, and consumer loan backed investments. The following sections illustrate the Company’s holdings and provide commentary on the sectors identified above.
Financial Services
Financial companies are under severe stress driven initially by the housing market collapse which has led to massive asset write-downs, concerns over capital adequacy, funding pressures and an overall loss of confidence. The Company has exposure to the financial services sector predominantly through banking, insurance, and brokerage firms. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. The following table represents the Company’s exposure to the financial services sector included in the corporate and equity securities, available-for-sale lines in the Consolidated Available-for-Sale Securities by Type table above.

Financial Services by Credit Quality
	September 30, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$743	$658	7.2%	$635	$614	4.8%
AA	2,726	2,510	27.4%	4,141	4,008	31.5%
A	5,471	5,019	54.7%	6,755	6,525	51.3%
BBB	931	846	9.2%	1,378	1,283	10.1%
BB & below	138	137	1.5%	306	289	2.3%

Total	$10,009	$9,170	100.0%	$13,215	$12,719	100.0%

Sub-prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Available-for-Sale Securities by Type table above. These securities continue to be affected by uncertainty surrounding the decline in home prices, negative technical factors, along with deterioration in collateral performance.
The following table presents the Company’s exposure to ABS supported by sub-prime mortgage loans by current credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and ABS other line in the Consolidated Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below does not include the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $313 and $254, respectively, as of September 30, 2008, and $366 and $357, respectively, as of December 31, 2007. These securities were primarily rated AAA and backed by 2007 vintage year collateral.

Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]
	September 30, 2008 [5]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$59	$51	$177	$153	$59	$46	$31	$20	$28	$16	$354	$286
2004	114	101	361	298	6	5	2	1	—	—	483	405
2005	93	83	683	544	55	42	3	3	9	9	843	681
2006	221	178	142	71	21	13	75	38	53	14	512	314
2007	133	94	15	6	54	27	30	26	101	80	333	233

Total	$620	$507	$1,378	$1,072	$195	$133	$141	$88	$191	$119	$2,525	$1,919

Credit protection	35.9%		47.9%		26.9%		22.9%		13.8%		41.1%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$93	$92	$213	$199	$113	$94	$8	$7	$7	$7	$434	$399
2004	133	131	358	324	2	2	2	1	—	—	495	458
2005	113	107	796	713	8	5	10	3	33	23	960	851
2006	457	413	67	55	2	3	3	2	8	2	537	475
2007	280	241	71	39	56	47	21	20	25	27	453	374

Total	$1,076	$984	$1,505	$1,330	$181	$151	$44	$33	$73	$59	$2,879	$2,557

Credit protection	32.7%		47.3%		21.1%		19.6%		17.1%		39.8%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $183 and $110, respectively, as of September 30, 2008 and $260 and $217, respectively, as of December 31, 2007.

[3]	As of September 30, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.9 years.

[4]	As of September 30, 2008, approximately 83% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades since December 31, 2007.

Commercial Mortgage Loans
The Company has observed some weakness in commercial real estate market fundamentals and expects continued pressure on these fundamentals including increased vacancies, rising delinquencies, lower rent growth, and declining property values. The following tables represent the Company’s exposure to CMBS bonds, commercial real estate CDOs, and IOs by current credit quality and vintage year. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt.

CMBS – Bonds [1]
	September 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,226	$2,186	$463	$436	$181	$157	$36	$35	$37	$36	$2,943	$2,850
2004	725	691	85	72	65	50	23	16	—	—	898	829
2005	1,200	1,087	475	356	325	240	56	42	23	10	2,079	1,735
2006	2,757	2,307	411	297	481	342	389	262	43	20	4,081	3,228
2007	1,036	849	439	301	148	103	139	86	3	1	1,765	1,340

Total	$7,944	$7,120	$1,873	$1,462	$1,200	$892	$643	$441	$106	$67	$11,766	$9,982

Credit protection	24.7%		16.2%		11.7%		5.2%		4.3%		20.6%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,666	$2,702	$495	$502	$289	$292	$30	$32	$46	$49	$3,526	$3,577
2004	709	708	89	87	130	128	23	21	—	—	951	944
2005	1,280	1,258	479	454	404	389	85	76	24	21	2,272	2,198
2006	2,975	2,910	415	395	763	739	456	400	24	22	4,633	4,466
2007	1,365	1,342	461	431	240	220	190	165	3	3	2,259	2,161

Total	$8,995	$8,920	$1,939	$1,869	$1,826	$1,768	$784	$694	$97	$95	$13,641	$13,346

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.

CMBS – CRE CDOs [1] [2] [3]
	September 30, 2008 [4]
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$184	$113	$97	$48	$84	$26	$64	$17	$33	$7	$462	$211
2004	127	68	18	10	30	12	11	3	14	3	200	96
2005	93	58	67	36	65	22	11	3	—	—	236	119
2006	262	150	96	53	85	35	22	4	—	—	465	242
2007	147	97	108	48	112	36	28	8	—	—	395	189
2008	34	24	16	8	20	6	6	2	—	—	76	40

Total	$847	$510	$402	$203	$396	$137	$142	$37	$47	$10	$1,834	$897

Credit protection	28.3%		22.6%		18.9%		18.3%		57.2%		25.0%

	December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$378	$320	$88	$73	$64	$42	$13	$10	$—	$—	$543	$445
2004	170	149	17	15	24	17	8	7	—	—	219	188
2005	178	153	63	52	60	42	6	5	—	—	307	252
2006	517	436	178	136	149	118	46	34	—	—	890	724
2007	107	97	92	80	72	58	13	10	—	—	284	245

Total	$1,350	$1,155	$438	$356	$369	$277	$86	$66	$—	$—	$2,243	$1,854

Credit protection	31.5%		27.1%		16.7%		10.4%		—		27.5%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of September 30, 2008, approximately 36% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]
For certain CDO’s, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDO’s.

[4]	The credit qualities above include downgrades since December 31, 2007.

CMBS – IOs [1]
	September 30, 2008		December 31, 2007
	AAA		AAA
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
2003 & Prior	$462	$462	$548	$606
2004	283	272	360	374
2005	366	339	422	430
2006	169	163	194	205
2007	173	167	217	216

Total	$1,453	$1,403	$1,741	$1,831

[1]	The vintage year represents the year the pool of loans was originated.
In addition to commercial mortgage-backed securities, the Company has whole loan commercial real estate investments. The carrying value of these investments was $6.2 billion and $5.4 billion as of September 30, 2008 and December 31, 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are geographically dispersed throughout the United States and by property type. At September 30, 2008, the Company held one delinquent mortgage loan with a carrying value of $60, however, the value of the underlying collateral exceeds the carrying value. Accordingly, the Company had no valuation allowance for mortgage loans at September 30, 2008.

Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the softening economy and higher unemployment rates. Delinquencies and losses on consumer loans rose during the third quarter of 2008 and the Company expects this trend to continue throughout the year. However, the Company expects its ABS consumer loan holdings to face limited credit concerns, as the borrower collateral quality and structural credit enhancement of the securities is sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality.

ABS Consumer Loans
	September 30, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Credit card [1]	$438	$416	$6	$5	$128	$125	$417	$378	$58	$46	$1,047	$970
Auto [2]	160	150	30	29	154	137	205	181	31	26	580	523
Student loan [3]	294	220	332	278	140	100	—	—	—	—	766	598

Total	$892	$786	$368	$312	$422	$362	$622	$559	$89	$72	$2,393	$2,091

December 31, 2007
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Credit card [1]	$166	$166	$19	$19	$162	$162	$610	$591	$—	$—	$957	$938
Auto [2]	274	270	27	27	151	148	198	192	42	39	692	676
Student loan [3]	313	297	333	317	140	133	—	—	—	—	786	747

Total	$753	$733	$379	$363	$453	$443	$808	$783	$42	$39	$2,435	$2,361

[1]	As of September 30, 2008, approximately 9% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

[2]
Includes monoline insured securities with an amortized cost and fair value of $53 and $50, respectively, at September 30, 2008, and amortized cost and fair value of $49 at December 31, 2007. Additionally, approximately 5% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[3]
Includes monoline insured securities with an amortized cost and fair value of $102 and $55, respectively, at September 30, 2008, and amortized cost and fair value of $102 and $93, respectively, at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

Monoline Insured Securities
Monoline insurers guarantee the timely payment of principal and interest of certain securities. Municipalities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. Recent rating agency downgrades of bond insurers have not had a significant impact on the fair value of the Company’s insured portfolio; however, these downgrades have caused a shift in rating quality from AAA rated to AA and A rated since December 31, 2007. As of September 30, 2008, the fair value of the Company’s total monoline insured securities was $7.3 billion, with the fair value of the insured municipal securities totaling $6.6 billion. At September 30, 2008 and December 31, 2007, the overall credit quality of the municipal bond portfolio, including the benefits of monoline insurance, was AA and AA+, respectively, and excluding the benefits of monoline insurance, the overall credit quality was AA-. In addition to the insured municipal securities, as of September 30, 2008, the Company has other insured securities with a fair value of $682. These securities include the below prime mortgage-backed securities and other consumer loan receivables discussed above and corporate securities. The Company also has direct investments in monoline insurers with a fair value of approximately $76 as of September 30, 2008.

Fixed Maturity and Equity Securities, Available-for-Sale, Consolidated Unrealized Loss
The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale as of September 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.

Consolidated Securities
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	2,777	$19,417	$18,324	$(1,093)	1,581	$10,879	$10,445	$(434)
Greater than three to six months	1,002	8,280	7,575	(705)	1,052	11,857	10,954	(903)
Greater than six to nine months	746	5,899	5,047	(852)	813	10,086	9,354	(732)
Greater than nine to twelve months	459	5,175	4,151	(1,024)	262	2,756	2,545	(211)
Greater than twelve months	2,136	20,710	16,576	(4,134)	1,735	10,563	10,071	(492)

Total	7,120	$59,481	$51,673	$(7,808)	5,443	$46,141	$43,369	$(2,772)

The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale depressed over 20% as of September 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.

Securitized Assets Depressed over 20%
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	437	$6,003	$3,975	$(2,028)	138	$1,263	$835	$(428)
Greater than three to six months	120	1,381	780	(601)	12	146	91	(55)
Greater than six to nine months	106	1,125	682	(443)	––	––	––	––
Greater than nine to twelve months	4	24	16	(8)	––	––	––	––
Greater than twelve months	3	13	7	(6)	6	40	26	(14)

Total	670	$8,546	$5,460	$(3,086)	156	$1,449	$952	$(497)

All Other Securities Depressed over 20%
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	391	$3,084	$2,300	$(784)	116	$635	$492	$(143)
Greater than three to six months	27	331	230	(101)	9	74	21	(53)
Greater than six to nine months	31	301	205	(96)	––	––	––	––
Greater than nine to twelve months	6	31	21	(10)	––	––	––	––
Greater than twelve months	—	—	—	—	––	––	––	––

Total	455	$3,747	$2,756	$(991)	125	$709	$513	$(196)

Consolidated Securities Depressed over 20%
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	828	$9,087	$6,275	$(2,812)	254	$1,898	$1,327	$(571)
Greater than three to six months	147	1,712	1,010	(702)	21	220	112	(108)
Greater than six to nine months	137	1,426	887	(539)	—	—	—	—
Greater than nine to twelve months	10	55	37	(18)	—	—	—	—
Greater than twelve months	3	13	7	(6)	6	40	26	(14)

Total	1,125	$12,293	$8,216	$(4,077)	281	$2,158	$1,465	$(693)

The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale depressed over 50% (included in the tables above) as of September 30, 2008 and December 31, 2007, by length of time the security was in an unrealized loss position.

Securitized Assets Depressed over 50% (included in the depressed over 20% table above)
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	108	$1,095	$388	$(707)	27	$124	$47	$(77)
Greater than three to six months	38	338	118	(220)	––	––	––	––
Greater than six to nine months	8	44	12	(32)	––	––	––	––
Greater than nine to twelve months	—	—	—	—	––	––	––	––
Greater than twelve months	—	—	—	—	––	––	––	––

Total	154	$1,477	$518	$(959)	27	$124	$47	$(77)

All Other Securities Depressed over 50% (included in the depressed over 20% table above)
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	23	$51	$16	$(35)	9	$3	$1	$(2)
Greater than three to six months	—	—	—	—	4	17	1	(16)
Greater than six to nine months	—	—	—	—	––	––	––	––
Greater than nine to twelve months	—	—	—	—	––	––	––	––
Greater than twelve months	—	—	—	—	––	––	––	––

Total	23	$51	$16	$(35)	13	$20	$2	$(18)

Consolidated Securities Depressed over 50% (included in the depressed over 20% table above)
	September 30, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	131	$1,146	$404	$(742)	36	$127	$48	$(79)
Greater than three to six months	38	338	118	(220)	4	17	1	(16)
Greater than six to nine months	8	44	12	(32)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	177	$1,528	$534	$(994)	40	$144	$49	$(95)

Securitized Assets
The majority of securitized assets depressed over 20% as well as over 50% for six consecutive months are primarily related to CMBS and sub-prime RMBS. Based upon the Company’s cash flow modeling in a severe negative economic outlook, which shows no loss of principle and interest, and the Company’s assertion of its ability and intent to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of September 30, 2008.

All Other Securities
The majority of all other securities depressed over 20% for six consecutive months or greater in the tables above primarily relate to Corporate Financial Services securities that include corporate bonds as well as preferred equity issued by large high quality financial institutions that are lower in the capital structure, and as a result have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities within a reasonable period of time, generally two years. For further discussion on these securities, see the discussion below the “Consolidated Available-for-Sale Securities by Type” table in this section above.
Future changes in the fair value of the investment portfolio are primarily dependent on the extent of future issuer credit losses, return of liquidity, and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of September 30, 2008 and December 31, 2007. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates and credit spreads. In addition, for securitized financial assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of September 30, 2008 and December 31, 2007, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A and “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements both of which are included in The Hartford’s 2007 Form 10-K Annual Report.

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
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the exposure policy thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
Counterparty exposure thresholds are developed for each of the counterparties based upon their ratings. The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2008, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.

The Company is also exposed to credit spreads risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher other-than-temporary impairments. Credit spreads tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. During 2008, credit spread widening resulted in a significant increase in the Company’s unrealized losses and other-than-temporary impairments. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section.
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
Generally, declines in equity markets will:
1)	reduce the value of assets under management and the amount of fee income generated from those assets;

2)
reduce the value of equity securities, held for trading, for international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those annuities;

3)	increase the liability for guaranteed minimum withdrawal and accumulation benefits (GMWB and GMAB) resulting in realized capital losses;

4)	increase the value of derivative assets used to hedge GMWB resulting in realized capital gains;

5)	increase the Company’s net amount at risk for guaranteed death benefits and guaranteed income benefits; and

6)	decrease the Company’s actual gross profits, resulting in a negative true-up to current period DAC amortization
A prolonged or precipitous market decline may:
1)	turn customer sentiment toward equity-linked products negative, causing a decline in sales;

2)
cause a significant decrease in the range of reasonable estimates of future gross profits used in the Company’s quantitative assessment of its modeled estimates of gross profits. If, in a given financial statement period, the modeled estimates of gross profits are determined to be unreasonable, the Company will accelerate the amount of DAC amortization in that period. Particularly in the case of variable annuities, an acceleration of DAC amortization could potentially cause a material adverse deviation in that period’s net income, but it would not affect the Company’s cash flow or liquidity position. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities; and increase costs under the Company’s hedging programs.

In addition to the impact on U.S. GAAP results, Life’s statutory financial results also have material exposure to equity market volatility due to the issuance of variable annuity contracts with guarantees. Specifically, in scenarios where equity markets decline substantially, as we have seen during 2008, we would expect statutory net losses or lower statutory net income and significant increases in the amount of statutory surplus Life would have to devote to maintain targeted rating agency, regulatory risk based capital (“RBC”) ratios and other similar solvency margin ratios. In addition, extreme declines in equity market levels can result in dramatic increases in required reserves and diminish the Company’s statutory capital. In an attempt to mitigate these risks, in addition to the Company’s use of reinsurance, hedging instruments and other risk management techniques, described below, the Company maintains capital resources to mitigate the statutory net income and surplus risks associated with equity market declines. For general information on this topic, see Variable Annuity Equity Risk Impact on Statutory Distributable Earnings in The Company’s Form 10-K for further information.
Equity Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB, GMAB, and GMIB), equity market and interest rate risks (in both the U.S. and Japan) and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP net income and statutory capital. The Company manages the equity market risks embedded in these product guarantees through product design, reinsurance, and hedging programs. The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different and may influence the form of risk management employed by the Company.
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
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to partially economically hedge certain other liabilities that could increase if the equity markets decline. During the three months ended September 30, 2008, the Company also entered into two hedges on the S&P 500 index to partially economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB and GMWB obligations against a decline in the equity markets to certain levels. Because these strategies are intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the options may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP net income.
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
For example, a GMWB and/or GMAB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit becomes greater than the account value. As of September 30, 2008 and December 31, 2007, 57.9% and 19.4%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the guaranteed remaining benefit, after reinsurance, as of September 30, 2008 and December 31, 2007, was $3.4 billion and $146, respectively. For GMAB contracts that were ‘in the money’ the Company’s exposure, as of September 30, 2008 and December 31, 2007, was $500 and $38, respectively. Significant declines in equity markets since September 30, 2008, have significantly increased our exposure to these guarantees.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and for the Company’s “life-time” GMWB products can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, and the ultimate life-time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.4 billion.
For GMAB benefits, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or by waiting until the end of the contractual deferral period of 10 years. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $500.
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

The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its living benefits. During 2007 and in April of 2008, the Company entered into customized swap contracts to hedge certain capital market risk components for the remaining term of specific blocks of non-reinsured GMWB riders. In addition, during July 2008, the Company entered into a reinsurance agreement with a third party to reinsure GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The reinsurance agreement is accounted for as a free-standing derivative. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s.
The following table illustrates the Company’s U.S. GMWB account value by type of SFAS 133/157 risk management strategy as of September 30, 2008:

Risk Management Strategy	Duration	Account Value	%
Entire risk reinsured with a third party	Life of Product	$12,787	28%
Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	12,862	28%
Dynamic hedging of capital markets risk using various derivative instruments	Weighted average of 7 years	20,685	44%

		$46,334	100%

Guaranteed Minimum Death Benefits and Guaranteed Minimum Income Benefits
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. Declines in the equity market may increase the Company’s exposure to death benefits under these contracts.
The Company’s total gross exposure (i.e., before reinsurance) to U.S. guaranteed death benefits as of September 30, 2008 is $20.0 billion. The Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. The Company currently reinsures 57% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) is $8.6 billion, as of September 30, 2008. This amount is often referred to as the retained net amount at risk.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. Declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios.
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of September 30, 2008 is $4.5 billion. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. The Company currently reinsures 18% of the death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s retained net amount at risk is $3.7 billion.
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
Liquidity Requirements
The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. However, if an unanticipated demand was placed on the Company, it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses or the Company would enter the capital markets to raise further funds to provide the requisite liquidity. For a discussion and tabular presentation of the Company’s current contractual obligations by period, including those related to its Life and Property & Casualty insurance operations, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2007 Form 10-K Annual Report.
In June 2008, The Hartford’s Board of Directors authorized a new $1 billion stock repurchase program which is in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of September 30, 2008, The Hartford has completed the $2 billion stock repurchase program and has $807 remaining for stock repurchase under the new $1 billion repurchase program. For further discussion of common stock acquired in 2008, refer to the Stockholders’ Equity section below.
HFSG and Hartford Life, Inc. (“HLI”) are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.6 billion in dividends to HFSG in 2008 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $784 in dividends to HLI in 2008 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG in 2008. From January 1, 2008 through September 30, 2008, HFSG and HLI received a combined total of $1.3 billion from their insurance subsidiaries. From October 1, 2008 through October 24, 2008, HFSG and HLI received a combined total of $466 from their insurance subsidiaries.
The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford has a policy of carrying a significant short-term investment position to meet liquidity needs. As of September 30, 2008 and December 31, 2007, HFSG held total fixed maturity investments of $743 and $457, of which $692 and $154 were short-term investments, respectively. HFSG intends to use $200 to repay its 6.375% notes at maturity on November 1, 2008 and $330 to repay its 5.663% notes at maturity on November 16, 2008. HFSG issued senior notes during the first half of 2008 to pre-fund payment of these maturities. For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections above.

As of September 30, 2008, the Company’s key sources of liquidity included $7.3 billion of cash and short-term investments (which includes securities with maturities of one year or less at the time of purchase), of which $725 was collateral received from, and held on behalf of, derivative counterparties and $137 was collateral pledged to derivative counterparties. The Company also held $1.9 billion of treasury securities, of which $506 had been pledged to derivative counterparties. These figures do not include the proceeds from the $2.5 billion Allianz SE investment received on October 17, 2008, see Note 13 in the Notes to the Condensed Consolidated Financial Statements. The Company intends to utilize the proceeds to support capital and liquidity requirements across The Hartford as appropriate.
Sources of Capital
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the “Ratings” section below for further discussion), and strong shareholder returns. As a result, the Company may from time to time raise capital from the issuance of stock, debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of common stock, debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.
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

			Maximum Available As of		Outstanding As of
	Effective	Expiration	September 30,	December 31,	September 30,	December 31,
Description	Date	Date	2008	2007	2008	2007
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$373	$373
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	2,000	—	—
Line of Credit
Life Japan Operations [1]	9/18/02	1/5/09	47	45	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,947	$4,045	$373	$373

[1]	As of September 30, 2008 and December 31, 2007, the line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $1.9 billion of unsecured credit, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of September 30, 2008, the Company was in compliance with all such covenants.
The Federal Reserve Board authorized the Commercial Paper Funding Facility (“CPFF”) on October 7, 2008 under Section 13(3) of the Federal Reserve Act to provide a liquidity backstop to U.S. issuers of commercial paper. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper.
The Company registered with the CPFF in order to sell up to a maximum of $375 to the facility. The Company’s commercial paper must be rated A-1/P-1/F1 by at least two ratings agencies to be eligible for the program. If ratings are downgraded below this level, outstanding commercial paper held by CPFF will continue to be held until maturity, however, no additional commercial paper may be sold to CPFF. The Company may sell commercial paper to other investors in excess of the maximum of $375, but the CPFF will not purchase additional commercial paper from the Company if total commercial paper outstanding to all investors (including the CPFF) equals or exceeds the issuer’s limit.

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, which includes the $375 from the CPFF, the Company is dependent upon market conditions, including recent market conditions, to finance the remaining available commercial paper with investors.
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
Capitalization
The capital structure of The Hartford as of September 30, 2008 and December 31, 2007 consisted of debt and equity, summarized as follows:

	September 30,	December 31,
	2008	2007	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$927	$1,365	(32%)
Long-term debt	4,620	3,142	47%

Total debt [1]	5,547	4,507	23%
Equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	16,712	20,062	(17%)
AOCI, net of tax	(4,155)	(858)	NM

Total stockholders’ equity	$12,557	$19,204	(35%)

Total capitalization including AOCI	$18,104	$23,711	(24%)

Debt to equity	44%	23%
Debt to capitalization	31%	19%

[1]	Total debt of the Company excludes $1.2 billion and $809 of consumer notes as of September 30, 2008 and December 31, 2007, respectively.
The Hartford’s total capitalization decreased $5.6 billion, or 24%, from December 31, 2007 to September 30, 2008 primarily due to the following:

AOCI, net of tax	•	Decreased $3.3 billion primarily due to increases in unrealized losses on securities of $3.5 billion.

Equity excluding AOCI, net of tax	•	Decreased $3.4 billion primarily due to a net loss of $1.9 billion and share repurchases of $1.0 billion.

Total Debt	•	Increased from issuance of $1.0 billion in senior notes and $500 in junior subordinated debentures, partially offset by repayment of The Hartford’s $425 5.55% senior notes.
Recent Developments
In order to strengthen its capital and liquidity position, the Company on October 17, 2008 closed on a $2.5 billion investment by Allianz SE (“Allianz”). Allianz purchased $1.75 billion of the Company’s 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068, and $750 of the Company’s Series D Non-Voting Contingent Convertible Preferred Stock (the “Convertible Preferred”) initially convertible into 24,193,548 shares of the Company’s common stock (the “Common Stock”), upon receipt of applicable approvals, at an issue price of $31.00 per share of Common Stock. Allianz additionally received warrants to purchase an aggregate of $1.75 billion of the Company’s Series B and Series C Convertible Preferred at an initial exercise price of $25.32 per share. Conversion of the Convertible Preferred referred to above into Common Stock is subject to receipt of certain governmental and regulatory approvals and, in the case of the Series C Convertible Preferred, to the approval of the Company’s stockholders in accordance with the rules of the New York Stock Exchange. For further detail about the Allianz investment, please see Note 13 in the Notes to the Condensed Consolidated Financial Statements.
Debt
Senior Notes
On August 16, 2008, The Hartford repaid its $425, 5.55% senior notes at maturity.
On May 12, 2008, The Hartford issued $500 of 6.0% senior notes due January 15, 2019. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-142044).
On March 4, 2008, The Hartford issued $500 of 6.3% senior notes due March 15, 2018. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-142044).

HFSG used a portion of the proceeds from the total $1 billion in issuances of senior notes to repay its $425 5.55% notes at maturity on August 16, 2008, and intends to use the remaining proceeds to repay its $200 6.375% notes at maturity on November 1, 2008 and $330 5.663% notes at maturity on November 16, 2008.
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Junior Subordinated Debentures
On June 6, 2008, the Company issued $500 aggregate principal amount of 8.125% fixed-to-floating rate junior subordinated debentures (the “debentures”) due June 15, 2068 for net proceeds of approximately $493, after deducting underwriting discounts and expenses from the offering. The debentures bear interest at an annual fixed rate of 8.125% from the date of issuance to, but excluding, June 15, 2018, payable semi-annually in arrears on June 15 and December 15. From and including June 15, 2018, the debentures will bear interest at an annual rate, reset quarterly, equal to three-month LIBOR plus 4.6025%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures. If the Company defers interest for five consecutive years or, if earlier, pays current interest during a deferral period, which may be paid from any source of funds, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.
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

Consumer Notes
As of September 30, 2008 and December 31, 2007, $1,225 and $809, respectively, of consumer notes were outstanding. As of September 30, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, either consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials or the Nikkei 225. For the three months ended September 30, 2008 and 2007, interest credited to holders of consumer notes was $16 and $10, respectively. For the nine months ended September 30, 2008 and 2007, interest credited to holders of consumer notes was $43 and $21, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Stockholders’ Equity
Treasury stock acquired – For the nine months ended September 30, 2008, The Hartford repurchased $1.0 billion (14.7 million shares), of which $500 (7.3 million shares) were repurchased under an accelerated share repurchase transaction described below.
On June 4, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with a major financial institution. Under the terms of the agreement, The Hartford paid $500 and initially received a minimum number of shares based on a maximum or “capped” share price. The Company funded this payment with proceeds from the offering of the junior subordinated debentures, see Note 11 in the Notes to the Condensed Consolidated Financial Statements. The Hartford initially received 6.3 million shares of common stock based on the “cap”. The actual per share purchase price and the final number of shares to be repurchased were based on the volume weighted average price, or VWAP, of the Company’s common stock, not to be fixed above a cap price nor fall lower than a floor price. The contract settled on September 3, 2008, and the Company received an additional 1.0 million shares. The Company has accounted for this transaction in accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”
Dividends — On October 15, 2008, The Hartford’s Board of Directors declared a quarterly dividend of $0.32 per share payable on January 2, 2009 to shareholders of record as of December 1, 2008.
AOCI – AOCI, net of tax, decreased by $3.3 billion as of September 30, 2008 compared with December 31, 2007. The decrease in AOCI includes unrealized losses on securities of $3.5 billion, primarily due to widening credit spreads associated with fixed maturities. Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2007 Form 10-K Annual Report.
Cash Flow

	Nine months ended
	September 30,
	2008	2007
Net cash provided by operating activities	$2,938	$4,567
Net cash used for investing activities	$(4,049)	$(4,904)
Net cash provided by financing activities	$1,034	$675
Cash – end of period	$1,963	$1,952

The decrease in cash from operating activities compared to prior year period was primarily the result of an increase in payments on payables and accrual balances and a decrease in collections on reinsurance recoverables. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities increased primarily due to $1.5 billion in issuances of long-term debt in 2008 and short-term debt repayments reflected in the prior year period activity, partially offset by repayments of long-term debt in 2008 and decreased proceeds on investment and universal life-type contracts.
Operating cash flows for the nine months ended September 30, 2008 and 2007 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk” above.

Ratings
Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues, the liquidity or the persistency of the Company’s business may be adversely impacted.
On September 29, 2008, Fitch Ratings revised its rating outlook on our issuer default ratings, senior debt and insurer financial strength, and on our primary life and property/casualty insurance subsidiaries to negative.
On October 6, 2008, S&P revised its outlook the Company’s debt to negative. At the same time, S&P affirmed the financial strength ratings on the core insurance subsidiaries with a stable outlook.
On October 6, 2008, A.M. Best placed the debt and financial strength ratings under review with negative implications.
On October 8, 2008, Moody’s placed the Company’s debt rating on review for possible downgrade. In the same action, Moody’s affirmed the insurance financial strength ratings for the life and property/casualty subsidiaries. The outlook for the life subsidiaries remains negative.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of October 22, 2008.

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
The table below sets forth statutory surplus for the Company’s insurance companies.

	September 30,	December 31,
	2008	2007
Life Operations	$4,691	$5,786
Japan Life Operations	1,546	1,620
Property & Casualty Operations	6,883	8,509

Total	$13,120	$15,915

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2008.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Fair Credit Reporting Act Class Action – In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid approximately $84.3 to eligible claimants in connection with the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
Call-Center Patent Litigation – In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case has been transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. In August 2008, the Company reached a settlement under which the Company purchased a license under the patent portfolio held by Katz in exchange for a payment of an immaterial amount.
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

Item 1A. RISK FACTORS
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The current financial crisis has resulted in unprecedented levels of market volatility. Governmental initiatives intended to alleviate the crisis that have been adopted may not be effective and, in any event, may be accompanied by other initiatives, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.
Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent weeks, this volatility and disruption has reached unprecedented levels. These circumstances have also exerted downward pressure on stock prices and reduced access to the debt markets for certain issuers, including us. This unprecedented market volatility and general decline in the equity markets has directly and materially affected our results of operations and our investment portfolio.
Legislation has been passed in an attempt to stabilize the financial markets. This legislation includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. This legislation or similar proposals, as well as companion actions such as monetary or fiscal actions of the U.S. Federal Reserve Board or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict. The failure to effectively implement this legislation and related proposals or actions could also result in material adverse effects, notably increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, any of which could materially and adversely affect our results of operations, financial condition and liquidity. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position or our liquidity.
In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the Financial Industry Regulatory Authority, the Financial Services Agency in Japan, the Financial Services Authority in the U.K., the U.S. Department of Justice and state attorneys general. In light of the current financial crisis, some of these authorities are or may in the future consider enhanced or new regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their supervisory or enforcement authority in new or more robust ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.
The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may adversely affect our results of operations, financial condition or liquidity.
The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain Life liabilities, creating asset liability duration mismatches and possibly lower spread income.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. With the recent widening of credit spreads, the net unrealized loss position of our investment portfolio has increased, as have other than temporary impairments. If issuer credit spreads continue to widen or increase significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. Increased losses have also occurred associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturities. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.

Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we are now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.
One important primary exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. During the course of 2008, the declines in equity markets have negatively impacted assets under management. As a result, fee income earned off of those assets has also been negatively impacted. In addition, certain of our Life products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. Due to declines in equity markets during 2008, our liability for these guaranteed benefits has increased. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.
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
In addition, in the conduct of our business, there could be scenarios where in order to fulfill our obligations and to raise incremental liquidity, we would need to sell assets at a loss due to the unrealized loss position in our overall investment portfolio and the lack of liquidity in the credit markets.
Declines in equity markets and changes in interest rates and credit spreads can also negatively impact the fair values of each of our segments. If a significant decline in the fair value of a segment occurred and this resulted in an excess of that segment’s book value over fair value, the goodwill assigned to that segment might be impaired and could cause the Company to record a charge to impair a part or all of the related goodwill assets.
We may be unable to effectively mitigate the impact of equity market volatility on our financial position and results of operations arising from obligations under annuity product guarantees, which may affect our consolidated results of operations, financial condition or cash flows.
Some of the products offered by our life businesses, especially variable annuities, offer certain guaranteed benefits which, as a result of any decline in equity markets would not only result in potentially lower earnings, but may also increase our exposure to liability for benefit claims. During the course of 2008, as equity markets have declined, our liability for guaranteed benefits has increased. We are also subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

Losses due to defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments, results of operations, financial condition or cash flows.
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses.
Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a material adverse effect on our results of operations, financial condition or cash flows.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if the Company’s creditors are acquired, merge or otherwise consolidate with other creditors of the Company’s, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.
The amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market and credit market conditions and changes in rating agency models.
We conduct the vast majority of our business through licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. The RBC formula for property and casualty companies adjusts statutory surplus levels for certain underwriting, asset, credit and off-balance sheet risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
We may experience a downgrade in our financial strength or credit ratings, which may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt, which would have an adverse effect on our business, results of operations, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, are an important factor in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which may adversely affect us.
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

A downgrade of our credit ratings, or an announced potential downgrade, could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, would likely increase our cost of capital. A downgrade of our credit ratings could also make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above. As of September 30, 2008, a downgrade of four levels below our current insurance financial strength levels could begin to trigger material collateral calls on certain of our derivative instruments. If any of these negative events were to occur, our business, results of operations, financial condition and liquidity could be materially and adversely affected.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2008:

					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	May Yet Be
	Total Number		Average Price	Part of Publicly	Purchased Under
	of Shares		Paid Per	Announced Plans or	the Plans or
	Purchased		Share	Programs	Programs
Period					(in millions)
July 1, 2008 – July 31, 2008	2,011,315	[1]	$64.08	2,007,835	$807
August 1, 2008 – August 31, 2008	73	[1]	$62.94	—	$807
September 1, 2008 – September 30, 2008	1,000,224	[1] [2]	$68.18	999,944	$807

Total	3,011,612		$65.44	3,007,779	N/A

[1]
Includes 3,480, 73 and 280 shares in July, August, and September, respectively, acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

[2]
Includes 1.0 million shares delivered to the Company’s treasury stock account pursuant to the terms of a collared accelerated stock repurchase confirmation agreement between the Company and a major financial institution (see Note 12 to the Condensed Consolidated Financial Statements).

In June 2008, The Hartford’s Board of Directors authorized a new $1 billion stock repurchase program which is in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of September 30, 2008, The Hartford has completed the $2 billion stock repurchase program and has $807 remaining for stock repurchase under the new $1 billion repurchase program. For the nine months ended September 30, 2008, The Hartford repurchased $1.0 billion (14.7 million shares).
Item 6. EXHIBITS
See Exhibits Index on page 168.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.

(Registrant)
Date: October 29, 2008	/s/ Beth A. Bombara

Beth A. Bombara
Senior Vice President and Controller
(Chief accounting officer and duly
authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
FORM 10-Q
EXHIBITS INDEX
Exhibit No.	Description

3.01	Amended and Restated By-Laws of the Company, effective September 18, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 24, 2008).

3.02
Certificate of Designation with respect to Series B Non-Voting Contingent Convertible Preferred Stock, including form of stock certificate (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

3.03
Certificate of Designation with respect to Series C Non-Voting Contingent Convertible Preferred Stock, including form of stock certificate (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

3.04
Certificate of Designation with respect to Series D Non-Voting Contingent Convertible Preferred Stock, including form of stock certificate (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.01
Second Supplemental Indenture, dated as of October 17, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068, including form of Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.02
Form of Series B Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.03
Form of Series C Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.04
Registration Rights Agreement, dated as of October 17, 2008, between the Company and Allianz SE (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

10.01
First Amendment, dated July 10, 2008, to the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of August 9, 2007, by and among the Company and the Lenders, including Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Wachovia Bank, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008).

10.02
Investment Agreement, dated as of October 17, 2008, between the Company and Allianz SE (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

10.03	Replacement Capital Covenant, dated as of October 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Lizabeth H. Zlatkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.