Form 10-K
period 2008-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2009-02-12
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Common Stock, par value $0.01 per share
6.1% Notes due October 1, 2041
Securities registered pursuant to Section 12(g) of the Act:

7.9% Notes due June 15, 2010	5.375% Notes due March 15, 2017
5.25% Notes due October 15, 2011	5.95% Notes due October 15, 2036
4.625% Notes due July 15, 2013	6.3% Notes due March 15, 2018
4.75% Notes due March 1, 2014	6.0% Notes due January 15, 2019
7.3% Debentures due November 1, 2015	8.125% Junior Subordinated Debentures due June 15, 2068
5.5% Notes due October 15, 2016
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $19.4 billion, based on the closing price of $64.57 per share of the Common Stock on the New York Stock Exchange on June 30, 2008.
As of February 5, 2009, there were outstanding 325,229,417 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Item	Description	Page

	Part I

1.	Business	3

1A.	Risk Factors	22

1B.	Unresolved Staff Comments	34

2.	Properties	34

3.	Legal Proceedings	34

4.	Submission of Matters to a Vote of Security Holders	36

	Part II

5.	Market for The Hartford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36

6.	Selected Financial Data	39

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

7A.	Quantitative and Qualitative Disclosures About Market Risk	198

8.	Financial Statements and Supplementary Data	198

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	198

9A.	Controls and Procedures	199

9B.	Other Information	201

	Part III

10.	Directors, Executive Officers and Corporate Governance of The Hartford	201

11.	Executive Compensation	202

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	202

13.	Certain Relationships and Related Transactions, and Director Independence	204

14.	Principal Accounting Fees and Services	204

	Part IV

15.	Exhibits, Financial Statement Schedules	204

	Signatures	II-1

	Exhibits Index	II-2

Exhibit 10.01
Exhibit 10.02
Exhibit 10.03
Exhibit 10.04
Exhibit 10.05
Exhibit 10.06
Exhibit 10.08
Exhibit 10.09
Exhibit 10.10
Exhibit 10.12
Exhibit 10.16
Exhibit 10.17
Exhibit 12.01
Exhibit 21.01
Exhibit 23.01
Exhibit 24.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford” or the “Company”) is an insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. The Hartford writes insurance in the United States and internationally. At December 31, 2008, total assets and total stockholders’ equity of The Hartford were $287.6 billion and $9.3 billion, respectively.
Organization
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry. The Company sells diverse and innovative products through multiple distribution channels to consumers and businesses. The Company is continuously seeking to develop and expand its distribution channels, achieve cost efficiencies through improved technology, and capitalize on its brand name and The Hartford Stag Logo, one of the most recognized symbols in the financial services industry.
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
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc (“The mutual funds”), families of 62 mutual funds and 1 closed end fund. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission (“SEC”), in accordance with the Investment Company Act of 1940.
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
Life includes in an Other category its leveraged private placement life insurance (“PPLI”) product line of business; corporate items not directly allocated to any of its reportable operating segments; inter-segment eliminations; and the mark-to-market adjustment for the International variable annuity account assets that are classified as equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses.
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment.
A measure of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income (loss). Likewise, within Property & Casualty, net income (loss) is a measure of profit or loss used in evaluating the performance of Total Property & Casualty, Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, other revenues, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).

Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect wholly-owned subsidiary of The Hartford, headquartered in Simsbury, Connecticut. Life provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“Fixed MVA”) annuities, mutual funds, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 7 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 760,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals, and (iv) fixed and variable annuity products through its international operations for the savings and retirement needs of approximately 490,000 customers. Life is a large seller of individual variable annuities, variable universal life insurance and group life and disability insurance in the United States. Life’s position in each of its core businesses provides an opportunity to sell Life’s products and services as individuals save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning.
In the past year, primarily as a result of effects of the financial crisis, Life’s total assets under management declined to $298.0 billion at December 31, 2008 from $371.7 billion and $327.3 billion as of December 31, 2007 and 2006, respectively, which include $50.1 billion, $55.5 billion and $43.7 billion of third party assets invested in Life’s mutual funds and 529 College Savings Plans for the same respective periods. The effects of the financial crisis, primarily due to declines in net investment income on equity securities held for trading and investment impairments, also impacted revenues which were $(1.1) billion in 2008, declining from $13.4 billion and $14.1 billion in 2007 and 2006, respectively, and net income (loss) of $(2.4) billion in 2008, declining from $1.6 billion and $1.4 billion in 2007 and 2006, respectively.
Customer Service, Technology and Efficiencies
Life currently maintains operating efficiencies due to Life’s attention to expense and claims management and commitment to customer service and technology. In addition, Life utilizes technology to enhance communications within Life and throughout its distribution network in order to improve Life’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Hartford Life was awarded the 2008 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the thirteenth consecutive year. Hartford Life has received this prestigious award in every year of the award’s existence. Also, in 2008 Life earned its sixth DALBAR Award for Mutual Fund and Retirement Plan Service. Continuing the trend of service excellence, Life’s Individual Life segment won its eighth consecutive DALBAR award for service of life insurance customers, where they finished the year ranked number one and was the only life insurance company to win the service award this year. Additionally, Life’s Individual Life segment also won its seventh consecutive DALBAR Financial Intermediary Service Quality Evaluation Award in 2008, where they finished the year ranked number nine and was the only life insurance company to win the service award this year. In 2008, Life’s International segment received two 5-Star Financial Adviser Service Awards, voted by independent financial advisers, for providing service excellence for their United Kingdom operations.
Risk Management
Life’s product designs, prudent underwriting standards and risk management techniques are intended to mitigate against disintermediation risk, greater than expected mortality and morbidity experience, foreign currency risk and risks associated with certain product features, specifically the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum income benefit (“GMIB”) and the guaranteed minimum accumulation benefit (“GMAB”) offered with variable annuity products. Life seeks to effectively utilize prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. Life also employs disciplined claims management to protect itself against greater than expected morbidity experience. Life uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. Life also uses reinsurance and derivative instruments to attempt to mitigate risks associated with GMWB, GMIB and GMAB liabilities. In managing the various aspects of these risks, during the fourth quarter 2008, the Company placed a greater relative emphasis on protection of statutory surplus, which will likely result in greater U.S. GAAP earnings volatility. See Item 1A, Risk Factors, for a further discussion on the Company’s risks and Capital Markets Risk Management for a discussion of Life Equity Risk Management.
Retail
The Retail segment focuses, through the sale of individual variable and fixed annuities, mutual funds and other investment products to customers principally in the U.S., on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s total assets were $97.2 billion, $136.0 billion and $130.0 billion at December 31, 2008, 2007 and 2006, respectively, excluding mutual funds of $32.7 billion, $50.5 billion and $40.0 billion for the same respective periods. Retail generated revenues of $1.6 billion, $3.5 billion and $3.4 billion in 2008, 2007 and 2006, respectively, of which individual annuities accounted for $797, $2.7 billion and $2.7 billion for 2008, 2007 and 2006, respectively. Net income (loss) in Retail was $(1.4) billion, $812 and $536 in 2008, 2007 and 2006, respectively.

Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life had annuity deposits of $9.5 billion, $14.3 billion and $13.1 billion in 2008, 2007 and 2006, respectively. Life had individual retail variable annuity deposits in the United States of $7.9 billion, $13.2 billion and $12.1 billion in 2008, 2007 and 2006, respectively. Annuity deposits declined in 2008 due to equity market volatility and increased competition.
Life’s total account value related to individual annuity products was $85.9 billion as of December 31, 2008. Of this total account value, $74.6 billion, or 87%, related to individual variable annuity products and $11.3 billion, or 13%, related primarily to fixed MVA annuity products. As of December 31, 2007, Life’s total account value related to individual annuity products was $129.3 billion. Of this total account value, $119.1 billion, or 92%, related to individual variable annuity products and $10.2 billion, or 8%, related primarily to fixed MVA annuity products. As of December 31, 2006, Life’s total account value related to individual annuity products was $124.3 billion. Of this total account value, $114.4 billion, or 92%, related to individual variable annuity products and $9.9 billion, or 8%, related primarily to fixed MVA annuity products. Individual variable annuity account values declined in 2008 due primarily to declining equity markets.
The mutual fund business continues to be a significant business to the Life Company. Retail mutual fund assets were $31.0 billion, $48.4 billion and $38.5 billion as of December 31, 2008, 2007 and 2006, respectively. The decline in Retail mutual fund assets during 2008 was primarily related to declining equity markets. Retail mutual fund deposits were $14.1 billion, $14.4 billion and $11.1 billion in 2008, 2007 and 2006, respectively.
Principal Products
Individual Variable Annuities — Life earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death and living benefits, and maintaining policyholder accounts. Life uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in Life’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of Life. Life offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from Life’s general account into one or more separate accounts.
The assets underlying Life’s variable annuities are managed both internally and by independent money managers, while Life provides all policy administration services. Furthermore, each money manager is compensated on sales of Life’s products and enhances the marketability of Life’s annuities and the strength of its product offerings.
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
Many of the individual variable annuity contracts issued by Retail also offer a living benefit (i.e., GMWB) feature. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if their account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, certain withdrawal provisions and reset features could cause the GRB to fluctuate from year to year. Retail’s total account value related to individual variable annuity products with GMWB features was $38.1 billion, $56.4 billion and $48.3 billion at December 31, 2008, 2007 and 2006, respectively. The decline in account value during 2008 was primarily due to declines in equity markets.
All variable annuity contracts are issued with a GMDB feature. GMDB features include (1) the sum of all premium payments less prior withdrawals; (2) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary and (3) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity as a function of decreases or increases, respectively, in crediting rates for newly issued contracts thereby protecting Life from losses due to higher interest rates (but, not necessarily widening credit spreads) at the time of surrender. The amount of the lump sum or monthly income payment will not fluctuate due to adverse changes in other components of Life’s investment return, mortality experience or expenses. Retail’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years.
Mutual Funds — Life offers a family of retail mutual funds for which Life provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 62 mutual funds and 1 closed end fund. Life’s funds are managed by Wellington Management Company, LLP (“Wellington”) and Hartford Investment Management Company (“HIMCO”). Life has entered into agreements with over 1,000 financial services firms to distribute these mutual funds.

Life charges fees to the shareholders of the mutual funds, which are recorded as revenue by Life. Investors can purchase shares in the mutual funds, all of which are registered with the SEC, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by Life. Therefore, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in The Hartford’s consolidated financial statements.
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
Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC and its affiliate, PLANCO, LLC (collectively “PLANCO”) which are indirect wholly-owned subsidiaries of Hartford Life. PLANCO is one of the leading wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes Life’s fixed and variable annuities, mutual funds, 529 plans and offshore products by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Life and gives Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.
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
Near-term, the industry and the Company are experiencing lower variable annuity deposits as a result of recent market turbulence and uncertainty in the U.S. financial system. Current market pressures are also increasing the expected claim costs, the cost and volatility of hedging programs, and the level of capital needed to support living and death benefit guarantees. Some companies have already begun to increase the price of their guaranteed living benefits and change the level of guarantees offered. The new economic landscape has focused the Company’s attention to reconsider the structure and scope of the variable annuity product line. In 2009, the Company intends to increase pricing levels and take certain actions with respect to its variable annuity product features in an effort to reduce risks and costs associated with variable annuity benefit features in the current economic environment and explore other risk-limiting techniques such as increased hedging or other reinsurance structures. Competitor reactions, including the extent of competitor risk limiting techniques, to these actions by the Company is difficult to predict and may result in a decline in Retail’s market share.
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
Another source of competition for the Company’s retail mutual funds is products that are seen as mutual fund alternatives, such as exchange traded funds (“ETFs”). An ETF is a fund that tracks an index but can be traded like a stock and is available to virtually any investor.
Individual Life
The Individual Life segment provides life insurance strategies to a wide array of business intermediaries and partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business life insurance clients. Life insurance in-force was $195.5 billion, $179.5 billion and $164.2 billion as of December 31, 2008, 2007 and 2006, respectively. Account values were $10.2 billion, $12.3 billion and $11.4 billion as of December 31, 2008, 2007 and 2006, respectively. Individual Life total assets were $13.8 billion, $15.6 billion and $14.2 billion as of December 31, 2008, 2007 and 2006, respectively. Revenues were $914, $1.1 billion and $1.1 billion in 2008, 2007 and 2006, respectively. Net income (loss) in Individual Life was $(43), $182 and $150 in 2008, 2007 and 2006, respectively.
Principal Products
Life holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey as of September 30, 2008. Sales in the Individual Life segment were $274, $286 and $284 in 2008, 2007 and 2006, respectively.

Variable Universal Life — Variable universal life provides life insurance with an investment return linked to underlying investments as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $4.8 billion, $7.3 billion and $6.6 billion as of December 31, 2008, 2007 and 2006, respectively.
Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates and on the returns of the underlying investment portfolios. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2008 and 2007, guaranteed no-lapse universal life represented approximately 9% and 8% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies.
Term Life — Term life provides basic life insurance coverage at guaranteed level premium payments for a specific period of time and generally has no cash value. As of December 31, 2008 and 2007, term life accounted for 32% and 29% of life insurance in-force, respectively.
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
Competition
Individual Life competes with approximately 1,000 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.
The individual life industry continues to see a move in distribution away from the traditional life insurance sales agents, to the consultative financial advisor as the place people go to buy their life insurance. In 2008, traditional career agents accounted for approximately thirty percent of sales, while the independent channels, including brokerage, financial institutions and banks, and stockbrokers, sold the remainder. Companies who distribute products through financial advisors and independent agents have increased commissions or offered additional incentives to attract new business. Competition is most intense among the largest brokerage general agencies. Individual Life’s regional sales office system is a differentiator in the market and allows it to compete across multiple distribution outlets.
The individual life market has seen a shift in product mix towards universal life products over the past few years, which now represents 42% of life insurance sales as of September 30, 2008 as reported through LIMRA. Both consumers and producers have been demanding fixed products and more guarantees, which can be demonstrated by the shift in the mix of products being sold. Due to this shifting market demand, enhanced product features are becoming an increasingly important factor in competition. The Company has updated its universal life product set and sales of universal life have increased. The Company is ranked number two in total variable universal life sales according to LIMRA as of September 30, 2008.
As of September 30, 2008 The Hartford is ranked number seven in total premium sales of life insurance and number fourteen in annualized premium according to LIMRA’s quarterly U.S. Individual Life Insurance Sales Survey.
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

In the first quarter of 2008, the Company completed three Retirement Plans acquisitions. The acquisition of part of the defined contribution record keeping business of Princeton Retirement Group gives Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients and at acquisition added $2.9 billion in mutual funds to Retirement Plans assets under management and $5.7 billion of assets under administration. The acquisition of Sun Life Retirement Services, Inc., at acquisition added $15.8 billion in Retirement Plans assets under management across 6,000 plans and provides new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC., provides web-based technology to address data management, administration and benefit calculations.
403(b)/457 account values were $10.2 billion, $12.4 billion and $11.5 billion as of December 31, 2008, 2007 and 2006, respectively. 401(k) products account values were $12.0 billion, $14.7 billion and $12.0 billion as of December 31, 2008, 2007 and 2006, respectively. Retirement Plans’ total assets were $22.6 billion, $28.0 billion and $24.4 billion as of December 31, 2008, 2007 and 2006, respectively, excluding mutual funds of $14.8 billion, $1.5 billion and $1.1 billion for the same respective periods. Retirement Plans generated revenues of $408, $556 and $522 in 2008, 2007 and 2006, respectively, and net income (loss) of $(157), $61 and $101 in 2008, 2007 and 2006, respectively.
Principal Products
403(b)/457 — Life sells retirement plan products and services to municipalities under Section 457 plans and to not-for-profits under Section 403(b) plans. Life offers a number of different investment products, including group variable annuities and fixed products, to the employees in Section 457 and 403(b) plans. Generally, with the variable products, Life manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 and 403(b) plans administered by Life. As of December 31, 2008, Life administered over 4,300 plans under Sections 457 and 403(b). Total assets under management were $10.3 billion, $12.4 billion and $11.5 billion as of December 31, 2008, 2007 and 2006, respectively.
401(k) — Life sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. Life believes these markets are under-penetrated in comparison to the large case market. The number of 401(k) plans administered as of December 31, 2008 was over 25,400. Total assets under management were $26.7 billion, $16.2 billion and $13.2 billion as of December 31, 2008, 2007 and 2006, respectively.
Marketing and Distribution
In the Section 457, 403(b) and 401(k) markets, Retirement Plans’ distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.
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
The competitive landscape for providers of group retirement plans has, and will continue to, intensify. The past few years have seen consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. The consolidation of providers is expected to continue as smaller providers exit the market.
In addition, many providers are attempting to expand their market share by extending their target markets across plan size and tax code segments (401(k), 457, 403(b)), some of which they may not have previously served. Competition increases as the number of providers selling business in each segment grows.
The long-awaited, landmark 403(b) regulations, finalized in July 2007, have contributed to the increased activity in the 403(b) market. The regulations, in general, align an employer’s responsibilities more closely with those of a 401(k), making 403(b) plans more attractive to providers who have experience with 401(k) plans. Final Pension Provider Act regulations have also increased competition over features key to those regulations, such as automatic enrollment capabilities and differentiation of target date fund offerings, when used as qualified default investment alternatives.

Group Benefits
The Group Benefits segment provides individual members of employer groups, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health. Life ranks number two in fully-insured group disability premium and number three in fully-insured life premium of U.S. group carriers (according to LIMRA data as of June 30, 2008). The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one-, two- or three-year rate guarantees depending upon the product. In the disability market, the Company focuses on its risk management expertise and on efficiencies and economies of scale to derive a competitive advantage. Group Benefits generated fully insured ongoing premiums of $4.4 billion, $4.2 billion and $4.1 billion in 2008, 2007 and 2006, respectively, of which group disability insurance accounted for $2.0 billion, $1.9 billion and $1.8 billion in 2008, 2007 and 2006, respectively, and group life insurance accounted for $2.1 billion, $1.9 billion and $1.8 billion for the year ended December 31, 2008, 2007 and 2006, respectively. The Company held group disability reserves of $4.7 billion, $4.6 billion and $4.5 billion and group life reserves of $1.3 billion, $1.3 billion and $1.3 billion as of December 31, 2008, 2007 and 2006, respectively. Total assets for Group Benefits were $9.0 billion, $9.3 billion and $9.0 billion as of December 31, 2008, 2007 and 2006, respectively. Total revenues in Group Benefits were $4.3 billion, $4.7 billion and $4.6 billion, during 2008, 2007 and 2006, respectively. Net income (loss) in Group Benefits was $(6), $315 and $298 in 2008, 2007 and 2006, respectively.
Principal Products
Group Disability — Life is one of the largest carriers in the “large case” market of the group disability insurance business. Life’s strong market presence in the group disability markets is the result of its well known brand and reputation, financial strength and stability and Life’s approach to claims management. Life also offers voluntary, or employee-paid, short-term and long-term disability group benefits. Life’s efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation, which offer the support to help claimants return to an active, productive life after a disability. Life also works with disability claimants to improve their approval rate for Social Security Assistance (i.e., reducing payment of benefits by the amount of Social Security payments received).
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
Other — Life offers a host of other products and services, such as Family and Medical Leave Act Administration, group retiree health, and specialized insurance products for physicians. Life also provides travel accident, hospital indemnity, supplemental health insurance for military personnel and their families and other coverages to individual members of various associations, affinity groups, financial institutions and employee groups. Prior to the second quarter of 2007, Life provided excess of loss medical coverage (known as medical stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. In the second quarter of 2007, Life entered into a renewal rights arrangement on its medical stop loss coverage business. As a result of this transaction, the existing policies in-force will diminish as contracts expire.
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

Based on LIMRA market share data for in-force premiums as of June 30, 2008, Group Benefits is the second largest group disability carrier and the third largest group life insurance carrier. The relatively large size and underwriting capacity of this business provides opportunities not available to smaller companies.
International
International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, and plans to open operations in Germany in 2009, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada. International revenues were $617, $847 and $736 in 2008, 2007 and 2006, respectively. Net income (loss) for International was $(325), $223 and $231 in 2008, 2007 and 2006, respectively. International’s total assets were $41.5 billion, $41.6 billion and $33.8 billion as of December 31, 2008, 2007 and 2006, respectively. The Company’s Japan operation, Hartford Life Insurance K.K. (“HLIKK”), remains the largest distributor of variable annuities in Japan, based on assets under management. The Company also sells yen and U.S. dollar denominated fixed annuities in Japan. With assets under management of $34.5 billion, $37.6 billion and $31.3 billion as of December 31, 2008, 2007 and 2006, respectively, the Japan operation is the largest component of International with net income (loss) of $(263), $253 and $252 in 2008, 2007 and 2006, respectively.
The Company’s Japan operation sells both variable and fixed individual annuity products through a wide distribution network of Japan’s broker-dealer organizations, banks and other financial institutions and independent financial advisors. Individual retail variable annuity deposits in Japan were $3.0 billion, $6.3 billion and $5.8 billion in 2008, 2007 and 2006, respectively. Deposits have declined in 2008 due to increased competition from Japanese domestic firms as well as equity market volatility.
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
Due to significant market declines in the fourth quarter of 2008, approximately 97% of the Company’s in-force 3 Win policies, or $3.1 billion in account value, have triggered the associated GMIB. 3 Win is a variable annuity product offered in Japan with a GMIB and GMAB rider. The GMIB trigger occurred as a result of policyholder account values falling below 80% of their initial deposit. As a result of the GMIB trigger, the majority of the Company’s 3 Win policies annuitized or surrendered free of charge in the fourth quarter of 2008. This significantly and negatively impacted fourth quarter net flows and will continue to reduce future profitability. For further details on the trigger of the GMIB associated with the 3 Win product, see Unlock and Sensitivity Analysis within Critical Accounting Estimates.
International’s other operations include a 50% owned joint venture in Brazil and startup operations in Europe. The Brazil joint venture operates under the name Icatu-Hartford and distributes pension, life insurance and other insurance and savings products through broker-dealer organizations and various partnerships. The Company’s European operation, Hartford Life Limited, began selling unit-linked investment bonds and pension products in the United Kingdom in April 2005. Unit-linked bonds and pension products are similar to variable annuities marketed in the United States and Japan, and are distributed through independent financial advisors. Hartford Life Limited established its operations in Dublin, Ireland with a branch office in London to help market and service its business in the United Kingdom.
Principal Products
Individual Variable Annuities — The Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, as long as asset allocation limits, where applicable, are not exceeded, who then assumes the investment performance risks and rewards. These products offer the policyholder a variety of equity and fixed income options. Additionally, International sells variable annuity contracts that offer various guaranteed minimum death and living benefits.
Policyholders may make deposits of varying amounts at regular or irregular intervals, and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 7% of the contract’s deposits, less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. In Japan, individual variable annuity account values were $29.7 billion, $35.8 billion and $29.7 billion as of December 31, 2008, 2007, and 2006, respectively.
Fixed MVA Annuities and Other — Fixed MVA annuities are fixed rate annuity contracts that guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature adjusts the contract’s cash surrender value with respect to any changes in Japanese LIBOR, thereby protecting the Company from losses due to higher interest rates, but not necessarily widening credit spreads, at the time of surrender. The amount of lump sum or monthly income payments will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities in Japan are yen and dollar denominated with terms varying from five to ten years with an average term to maturity of approximately seven years. In Japan, account values of fixed MVA annuities were $4.8 billion, $1.8 billion and $1.7 billion as of December 31, 2008, 2007 and 2006, respectively. The fixed MVA annuity account value and other as of December 31, 2008 increased by $2.2 billion as a result of 3 Win product customers whose account values triggered the GMIB and who elected the 15 year annuitization option.

Marketing and Distribution
The International distribution network is based on management’s strategy of developing and utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling, quality of customer service, financial regulations or laws that impact distribution and relationships with securities firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated). Specifically, in 2008, the Company entered into a new relationship with the second largest variable annuity distributor in Japan for an existing product. As of December 31, 2008, the Japan operation employed a wholesaling network that supports sales through 50 banks and securities firms.
Competition
The International segment competes with a number of domestic and international insurance companies. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, customer service and policyholders’ perception of the Company and its financial strength. Competition has continued to increase, especially in the Japanese market as the result of the strengthening of both domestic and foreign competitors. In addition to seeing new entrants in the Japanese market, our existing competitors are rapidly introducing new products, some of which include shorter guarantee periods as well as ratcheting guarantee features and higher equity asset allocation.
The Hartford is the largest variable annuity provider in Japan with 21.6% market share based on September 30, 2008 assets under management as published in Hoken Mainichi Shimbun newspaper, but its share of new deposits has been declining. In 2009, the Company intends to review its variable annuity product features in an effort to reduce risks and costs associated with variable annuity benefit features in the current economic environment. Competitor reaction, including the extent of competitor risk limiting strategies, is difficult to predict and may result in a further decline in market share.
Institutional
Life provides structured settlement contracts, institutional annuities, longevity assurance, income annuities, institutional mutual funds and stable value investment products. Additionally, Life is a leader in the variable private placement life insurance (“PPLI”) market, which includes life insurance policies purchased by a company or a trust on the lives of its employees, with Life or a trust sponsored by Life named as the beneficiary under the policy.
Institutional’s total account values were $56.5 billion, $57.9 billion and $48.3 billion as of December 31, 2008, 2007 and 2006, respectively. Institutional’s total assets were $59.9 billion, $78.8 billion and $66.2 billion as of December 31, 2008, 2007 and 2006, respectively, excluding mutual funds of $2.6 billion, $3.6 billion and $2.6 billion, respectively. Institutional generated revenues of $1.3 billion, $2.3 billion and $1.7 billion in 2008, 2007 and 2006, respectively and net income (loss) of $(502), $17 and $78 in 2008, 2007 and 2006, respectively.
Principal Products
PPLI Products — PPLI products are typically utilized by employers to fund non-qualified benefits or other post-employment benefit liabilities. Plan sponsors have the opportunity to select from a range of tax advantaged investment allocations. PPLI has also been widely used in the high net worth marketplace due to its low costs and range of investment choices.
Structured Settlements — Structured settlement annuity contracts provide periodic payments to an injured person or survivor, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. Contracts pay either life contingent and/or period certain benefits, at the discretion of the contract holder.
Institutional Annuities — Institutional annuities arrangements are group annuity contracts used to fund pension liabilities that exist when a qualified retirement plan sponsor decides to terminate some or all of its liabilities under an existing defined benefit pension plan. In addition, institutional annuities are used when a qualified retirement plan sponsor purchases a group annuity contract to offer annuitization benefit options to retiring plan participants. Group annuity contracts are usually very long-term in nature and typically pay monthly benefits to participants covered under the pension plan which is being terminated.
Longevity assurance — Longevity assurance is an individual fixed deferred payout annuity that provides life contingent benefits to individuals with the purpose of providing individuals with protection from the risk of outliving retirement income.
Income Annuities — Income annuities are individual contracts that provide a fixed payout. Contracts pay either life contingent or period certain benefits, at the discretion of the contract holder.

Institutional Mutual Funds — Life sells institutional shares of The Hartford Mutual Funds to both qualified (i.e., section 401(k) and 457 plans) and non-qualified (i.e., endowments and foundations) institutional investors on an “investment only” basis. The funds are sold individually, with no recordkeeping services included and not as a part of any bundled retirement program. The Hartford’s indirect wholly-owned subsidiary, HL Investment Advisors, LLC, serves as the investment advisor to these funds and contracts with sub-advisors to perform the day-to-day management of the funds. The two primary sub-advisors to the Hartford HLS Funds are Wellington for most of the equity funds and HIMCO for the fixed income funds.
Stable Value Products — Guaranteed investment contracts (“GICs”) are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with The Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that provide a contractually-obligated rate of interest or return. The Company has issued fixed and variable rate funding agreements to Hartford Life Global Funding trusts, that in turn issue registered notes to institutional and retail investors. Certain of these contracts allow an investor to accelerate principal payments after a defined notice period. During 2008, Life ceased issuance of retail and institutional funding agreement backed notes, largely due to the change in customer preference to FDIC-insured products. Prospectively, the Company will issue only GICs, and on a limited basis, funding agreements.
Marketing and Distribution
In the PPLI market, specialized brokers with expertise in the large case market assist in the placement of many cases. High net worth PPLI is often placed with the assistance of investment banking and wealth management specialists.
In the institutional annuities market, Life sells its group annuity products to retirement plan sponsors through three different channels: (1) a small number of specialty brokers; (2) large benefits consulting firms; and (3) directly, using Hartford employees.
In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property & Casualty operations. Life also works directly with the brokerage firms on cases that do not involve The Hartford’s Property & Casualty operations. Approximately 85 percent of annual sales are through claim settlements not associated with The Hartford’s Property & Casualty operations.
In the longevity assurance and income annuities markets, Life sells its individual fixed payout annuity contracts through financial advisors that work with individual investors.
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
In the stable value marketplace, the Institutional segment typically sells GICs to retirement plan sponsors or stable value portfolio managers either through investment management firms or directly, using Hartford employees.
Competition
Institutional markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales. Institutional competes with other life insurance companies and asset managers who provide investment and risk management solutions. Product sales are often affected by competitive factors such as investment performance, company credit ratings, perceived financial strength, product design, marketplace visibility, distribution capabilities, fees, credited rates, and customer service. Recent actions by rating agencies may make competition more challenging for Institutional in several of its businesses.
For PPLI, competition in the large case market comes from other insurance carriers and from specialized agents with expertise in the benefit funding marketplace. Price is a major consideration, but there are other factors such as investment offerings and services. For high net worth programs, the competition is often from investment banking firms allied with other insurance carriers.
For institutional product lines offering fixed annuity products (e.g., institutional annuities, income annuities, structured settlements, and stable value products), price, financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be large, long-established insurance companies.
For institutional mutual funds, the variety of available funds, fee levels, and fund performance are most important to plan sponsors and investment consultants. Competitors tend to be the major mutual fund companies, insurance companies, and asset managers.
Stable value products typically compete on price, financial strength, stability and the Company’s credit ratings.

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
The Hartford seeks to distinguish itself in the property and casualty market through its product depth and innovation, distribution capacity, customer service expertise, and technology for ease of doing business. The Hartford is the eleventh largest property and casualty insurance operation in the United States based on direct written premiums for the year ended December 31, 2007, according to A.M. Best Company, Inc. (“A.M. Best”). Property & Casualty generated revenues of $10.2 billion, $12.5 billion, and $12.4 billion in 2008, 2007, and 2006, respectively. Revenues include earned premiums, servicing revenue, net investment income and net realized capital gains and losses. Earned premiums for 2008, 2007, and 2006 were $10.3 billion, $10.5 billion, and $10.4 billion, respectively. Additionally, net income was $92, $1.5 billion and $1.5 billion for 2008, 2007 and 2006, respectively. Total assets for Property & Casualty were $36.7 billion, $41.8 billion, and $41.0 billion as of December 31, 2008, 2007, and 2006, respectively.
Ongoing Operations consists of the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial. Ongoing Operations earned premiums for 2008, 2007, and 2006 were $10.3 billion, $10.5 billion, and $10.4 billion, respectively. Additionally, Ongoing Operations net income was $189, $1.5 billion and $1.6 billion for 2008, 2007 and 2006, respectively. Total assets for Ongoing Operations were $31.5 billion, $35.9 billion, and $34.1 billion as of December 31, 2008, 2007, and 2006, respectively.
Personal Lines
Personal Lines sells automobile, homeowners and home-based business coverages directly to the consumer and through a network of independent agents. Most of the Company’s personal lines business sold directly to the consumer is to the members of AARP through a direct marketing operation. Until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary. Personal Lines had earned premiums of $3.9 billion, $3.9 billion, and $3.8 billion in 2008, 2007, and 2006, respectively. AARP represents a significant portion of the total Personal Lines business and amounted to earned premiums of $2.8 billion, $2.7 billion, and $2.5 billion in 2008, 2007, and 2006, respectively. The Hartford’s exclusive licensing arrangement with AARP continues until January 1, 2020 for automobile, homeowners and home-based business. This agreement provides Personal Lines with an important competitive advantage as management expects favorable “baby boom” demographics to increase AARP membership during this period. Personal Lines’ underwriting income for 2008, 2007, and 2006 was $280, $322, and $429, respectively. The Hartford is the twelfth largest personal lines insurer in the United States based on direct written premiums for the year ended December 31, 2007 according to A.M. Best. Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program. The AARP Health program agreement continues through 2009.
Principal Products
Personal Lines provides standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP. Beginning in 2006, the Company enhanced its new Dimensions automobile and homeowners class plans for insurance sold through independent agents and brokers. “Dimensions with Packages”, introduced in 2006, is a suite of products that offers coverages and competitive rates tailored to a customer’s individual risk. Dimensions uses a large number of interactive rating variables to determine a rate that most accurately reflects the customer’s individual characteristics. In 2007 and 2008, The Hartford rolled out a new “Next Generation Auto” product to AARP customers. Similar to The Hartford’s Dimensions with Packages for Agency business, Next Generation Auto offers more coverage options and provides customized pricing based on the AARP policyholder’s individualized risk characteristics.
Marketing and Distribution
Personal Lines reaches diverse markets through multiple distribution channels including direct sales to the consumer, brokers and independent agents. In direct sales to the consumer, the Company markets its products through a mix of media, including direct marketing, the internet and advertising in publications. Most of Personal Lines’ direct sales to the consumer are through its exclusive licensing arrangement with AARP to market automobile, homeowners and home-based business insurance products to AARP’s nearly 39 million members.
The Personal Lines Agency business provides customized products and services to customers through a network of independent agents in the standard personal lines market. Independent agents are not employees of The Hartford. An important strategic objective of the Company is to develop common products and processes for all of its personal lines business regardless of the distribution channel.

Competition
The personal lines automobile and homeowners businesses are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that sell products through various distribution channels, including independent agents, captive agents and directly to the consumer. The personal lines market competes on the basis of price, product, service (including claims handling), stability of the insurer and name recognition. Companies with recognized brands, direct sales capability and economies of scale will have a competitive advantage. In the past three years, a number of carriers have increased their advertising in an effort to gain new business and retain profitable business. This has been particularly true of carriers that sell directly to the consumer. Sales of personal lines insurance directly to the consumer have been growing faster than sales through agents, particularly for auto insurance, and now sales of auto insurance direct to the consumer represent a little more than 20% of total industry auto premium.
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
Carriers with more efficient cost structures will have an advantage in competing for new business through price. The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments.
Due to the slowdown in the economy and the effect of continued price competition, the total market premium for personal auto insurance is expected to grow at less than 1% in 2009 affected, in part, by a decline in new passenger vehicle sales. Total market premium for personal homeowners insurance is expected to decrease by about 4% in 2009 driven, in part, by an increase in foreclosures and a decrease in construction of new single-family dwellings. Many insurers have reduced their writings of new homeowners business in catastrophe-exposed states which has intensified competition in areas that are not subject to the same level of catastrophes, such as states in the Midwest.
Small Commercial
Small Commercial provides standard commercial insurance coverage to small commercial businesses primarily throughout the United States. Small commercial businesses generally represent companies with up to $5 in annual payroll, $15 in annual revenues or $15 in total property values. Earned premiums for each of the years ended December 31, 2008, 2007, and 2006 were $2.7 billion. The segment had underwriting income of $437, $508, and $422 in 2008, 2007, and 2006, respectively.
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
The market for small commercial business has become more competitive as favorable loss costs in the past few years have led carriers to expand coverage and reduce pricing. Written premium growth rates in the small commercial market have slowed and underwriting margins will likely decrease due to earned pricing decreases and increases in loss cost severity. A number of companies have sought to grow their business by increasing their underwriting appetite, appointing new agents and expanding business with existing agents. Carriers serving middle market-sized accounts are more aggressively competing for small commercial accounts as small commercial business has generally been less price-sensitive. Competition is expected to continue to increase as the slowing economy has reduced the number of new business opportunities.

Insurance companies have been improving their pricing sophistication and ease of doing business with the agent. Carriers are developing more sophisticated pricing and predictive modeling tools and have invested in technology to speed up the process of evaluating a risk and quoting on new business. Price competition has increased as companies seek to retain profitable business and agents are seeking competitive quotes for renewals more frequently, particularly for larger accounts within small commercial. Carriers also compete on service with agents expecting enhanced automation and faster turnaround on quotes.
The Hartford is the sixth largest commercial lines insurer in the United States based on direct written premiums for the year ended December 31, 2007 according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller insurers.
Middle Market
Middle Market provides standard commercial insurance coverage to middle market commercial businesses primarily throughout the United States. Middle market businesses generally represent companies with greater than $5 in annual payroll, $15 in annual revenues or $15 in total property values. Earned premiums for 2008, 2007, and 2006 were $2.3 billion $2.4 billion, and $2.5 billion, respectively. The segment had underwriting income of $169, $157, and $214 in 2008, 2007, and 2006, respectively.
Principal Products
Middle Market offers workers’ compensation, property, automobile, liability, umbrella, marine and livestock coverages under several different products. Workers’ compensation insurance accounts for the largest share of the written premium in the Middle Market segment.
Marketing and Distribution
Middle Market provides insurance products and services through its home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The segment markets its products nationwide utilizing brokers and independent agents. Brokers and independent agents are not employees of The Hartford. The current pace of consolidation within the independent agent and broker distribution channel will likely continue such that, in the future, a larger share of written premium will likely be concentrated with the larger agents and brokers.
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
Middle Market business is characterized as “high touch” with case-by-case underwriting and pricing decisions. Compared to Small Commercial, the pricing of Middle Market accounts is prone to more significant variation or cyclicality from year to year. Legislative reforms in a number of states in recent years have helped to control indemnity costs on workers’ compensation claims, but these have also led to rate reductions in many states. In addition, companies writing middle market business have continued to experience a reduction in average premium size due to continued price competition. The downturn in the economy and rising unemployment will likely cause soft market conditions to continue into 2009.
Soft market conditions, characterized by highly competitive pricing on new business, have lessened the number of new business opportunities as carriers look to secure their renewals early. In the soft market, we are seeing an increase in industry specialization by agents and brokers which has placed even greater importance on the carrier’s need to demonstrate industry expertise to win new business. To gain a competitive advantage, carriers are improving automation with the agent or broker, appointing more agents and enhancing their product offerings. There was some consolidation of carriers within the industry in 2008 and management expects a modest level of consolidation to continue in the industry going forward.
The Hartford is the sixth largest commercial lines insurer in the United States based on direct written premiums for the year ended December 31, 2007 according to A.M. Best. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies.
Specialty Commercial
Specialty Commercial provides a wide variety of property and casualty insurance products and services to large commercial clients requiring specialized coverages. Excess and surplus lines coverages not normally written by standard line insurers are also provided, primarily through wholesale brokers. Specialty Commercial had earned premiums of $1.4 billion, $1.4 billion, and $1.5 billion in 2008, 2007, and 2006, respectively. Underwriting income (loss) was $71, $(18), and $46 in 2008, 2007, and 2006, respectively.

Principal Products
Specialty Commercial offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity, surety and specialty casualty coverages as well as property excess and surplus lines coverages not normally written by standard lines insurers. A significant portion of specialty casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. The specialty casualty business also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. Captive and Specialty Programs, within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits and loss control through Specialty Risk Services, LLC, a subsidiary of the Company.
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
Competition
Specialty Commercial is comprised of a diverse group of businesses that operate independently within their specific industries. These businesses, while somewhat interrelated, have different business models and operating cycles. Specialty Commercial is largely considered a transactional business and, therefore, competes with other companies for much of its business on an account by account basis due to the complex nature of each transaction.
For specialty casualty business, written pricing competition continues to be significant, particularly for the larger individual accounts. Written pricing declines and expanded terms and conditions have reduced the profitability of this business. Carriers are trying to protect their in-force casualty business by starting to renew policies well before the policy renewal date. Employing this early renewal practice often prevents other carriers from quoting on the business, resulting in fewer new business opportunities within the marketplace. With national account business, as the market continues to soften, more insureds may opt for guaranteed cost policies in lieu of loss-sensitive products. The market for loss sensitive casualty business in 2009 will likely continue to experience price competition and the use of expanded terms and conditions. For property business, written pricing on catastrophe-exposed business continues to be under pressure as standard market carriers have increased their risk appetite for this business.
For professional liability business, we expect written pricing to firm for financial services companies and related classes of business driven by an increase in federal shareholder class action lawsuits arising from the financial market turmoil. For other classes of business, we expect a moderate decline in written pricing. Carriers writing professional liability business are increasingly more focused on profitable private, middle market companies. This trend has continued as the downturn in the economy has led to a significant drop in the number of initial public offerings and volatility for all public companies. Losses taken on investment portfolios have affected the financial strength ratings of some insurers in the marketplace for directors and officers and errors and omissions insurance and a carrier’s new business opportunities can be significantly affected by customer perceptions about its financial strength. In February 2009, rating agencies lowered the insurance financial strength ratings of the Company’s group of principal property and casualty subsidiaries.
For surety business, favorable underwriting results in recent years has led to more intense competition for market share. This could lead to written price declines and less favorable terms and conditions. Driven by the upheaval in the credit markets, new private construction activity has declined dramatically, resulting in lower demand for contract surety business. For both professional liability business and fidelity and surety business, the economic downturn and weakened credit environment may increase loss costs in 2009.
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
Other Operations
The Other Operations segment operates under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain subsidiaries and operations of The Hartford that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos, environmental and other exposures. Including net realized capital gains (losses) and net investment income, total revenues for Other Operations were $(4) in 2008, $241 in 2007 and $292 in 2006. Other Operations had net income (loss) of $(97), $30 and $(35) in 2008, 2007 and 2006, respectively. Total assets for Other Operations were $5.2 billion, $5.9 billion, and $6.9 billion as of December 31, 2008, 2007, and 2006, respectively.

Life Reserves
Life insurance subsidiaries of the Company establish and carry as liabilities, predominantly, five types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid losses, including those that have been incurred but not yet reported, (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums; (4) fair value reserves for living benefits embedded derivative guarantees; and (5) death and living benefit reserves which are computed based on a percentage of revenues less actual claim costs. The liabilities for unpaid losses and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect Life’s actual experience when appropriate. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Life’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Liabilities for death and living benefit guarantees whose values are dependant upon the equity markets, have significantly increased in 2008 as equity markets declined.
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
Most of the Company’s property and casualty reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. Structured settlements are agreements that provide fixed periodic payments to claimants and include annuities purchased to fund unpaid losses for permanently disabled claimants and, prior to 2008, agreements that funded loss run-offs for unrelated parties. Most of the annuities have been purchased from Life and these structured settlements are recorded at present value as annuity obligations of Life, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. If not funded through an annuity, reserves for certain indemnity payments due to permanently disabled claimants under workers’ compensation policies are recorded as property and casualty reserves and were discounted to present value at an average interest rate of 5.4% in 2008 and 5.5% in 2007. Reserves for structured settlements that funded loss run-offs for unrelated parties were discounted at an average interest rate of 5.5% in 2007.
As of December 31, 2008 and 2007, property and casualty reserves were discounted by a total of $488 and $568, respectively. The current accident year benefit from discounting property and casualty reserves was $38 in 2008, $46 in 2007 and $63 in 2006. Contributing to the decrease in the current accident year benefit from discounting over the past three years has been a reduction in the discount rate, reflecting a lower risk-free rate of return over that period. Accretion of discounts for prior accident years totaled $26 in 2008, $31 in 2007, and $32 in 2006. For annuities issued by Life to fund certain P&C workers’ compensation indemnity payments where the claimant has not released the P&C Company of its obligation, Life has recorded annuity obligations totaling $945 as of December 31, 2008 and $962 as of December 31, 2007.
As of December 31, 2008, net property and casualty reserves for losses and loss adjustment expenses reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates and which generally exceed the statutory discount rates set by regulators, such that workers’ compensation reserves for statutory reporting are higher than the reserves for U.S. GAAP reporting. Largely offsetting the effect of the difference in discounting is that a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting.
Further discussion of The Hartford’s property and casualty reserves, including asbestos and environmental claims reserves, may be found in the Property and Casualty Reserves, Net of Reinsurance section of the MD&A– Critical Accounting Estimates.

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
Loss Development Table
Property And Casualty Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the Years Ended December 31, [1]

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$12,902	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347
Cumulative paid losses and loss expenses
One year later	2,939	2,994	3,272	3,339	3,480	4,415	3,594	3,702	3,727	3,703
Two years later	4,733	5,019	5,315	5,621	6,781	6,779	6,035	6,122	5,980	—
Three years later	6,153	6,437	6,972	8,324	8,591	8,686	7,825	7,755	—	—
Four years later	7,141	7,652	9,195	9,710	10,061	10,075	9,045	—	—	—
Five years later	8,080	9,567	10,227	10,871	11,181	11,063	—	—	—	—
Six years later	9,818	10,376	11,140	11,832	12,015	—	—	—	—	—
Seven years later	10,501	11,137	11,961	12,563	—	—	—	—	—	—
Eight years later	11,246	11,856	12,616	—	—	—	—	—	—	—
Nine years later	11,964	12,432	—	—	—	—	—	—	—	—
Ten years later	12,483	—	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	12,662	12,472	12,459	13,153	15,965	16,632	16,439	17,159	17,652	18,005
Two years later	12,569	12,527	12,776	16,176	16,501	17,232	16,838	17,347	17,475	—
Three years later	12,584	12,698	15,760	16,768	17,338	17,739	17,240	17,318	—	—
Four years later	12,663	15,609	16,584	17,425	17,876	18,367	17,344	—	—	—
Five years later	15,542	16,256	17,048	17,927	18,630	18,554	—	—	—	—
Six years later	16,076	16,568	17,512	18,686	18,838	—	—	—	—	—
Seven years later	16,290	17,031	18,216	18,892	—	—	—	—	—	—
Eight years later	16,799	17,655	18,410	—	—	—	—	—	—	—
Nine years later	17,440	17,841	—	—	—	—	—	—	—	—
Ten years later	17,616	—	—	—	—	—	—	—	—	—

Deficiency (redundancy), net of reinsurance	$4,714	$5,365	$6,094	$6,032	$5,697	$2,336	$1,153	$455	$(129)	$(226)

[1]
The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001 and Zwolsche as a result of its sale in December 2000.

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
Property And Casualty Loss And Loss Adjustment Expense Liability Development — Gross
For the Years Ended December 31, [1]

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net reserve, as initially estimated	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347

Reinsurance and other recoverables, as initially estimated	3,706	3,871	4,176	3,950	5,497	5,138	5,403	4,387	3,922	3,586

Gross reserve, as initially estimated	$16,182	$16,187	$17,036	$17,091	$21,715	$21,329	$22,266	$21,991	$22,153	$21,933

Net re-estimated reserve	$17,841	$18,410	$18,892	$18,838	$18,554	$17,344	$17,318	$17,475	$18,005
Re-estimated and other reinsurance recoverables	5,206	5,342	5,526	5,142	5,083	4,979	5,299	3,891	3,645

Gross re-estimated reserve	$23,047	$23,752	$24,418	$23,980	$23,637	$22,323	$22,617	$21,366	$21,650

Gross deficiency (redundancy)	$6,865	$7,565	$7,382	$6,889	$1,922	$994	$351	$(625)	$(503)

[1]
The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001, Hartford Seguros as a result of its sale in February 2001, Zwolsche as a result of its sale in December 2000 and London & Edinburgh as a result of its sale in November 1998.

The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2008. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2008 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Total
By Accident year
1998 & Prior	$(240)	$(93)	$15	$79	$2,879	$534	$214	$509	$641	$176	$4,714
1999	—	89	40	92	32	113	98	(46)	(17)	10	411
2000	—	—	88	146	73	177	152	1	80	8	725
2001	—	—	—	(24)	39	(232)	193	38	55	12	81
2002	—	—	—	—	(199)	(56)	180	36	(5)	2	(42)
2003	—	—	—	—	—	(122)	(237)	(31)	(126)	(21)	(537)
2004	—	—	—	—	—	—	(352)	(108)	(226)	(83)	(769)
2005	—	—	—	—	—	—	—	(103)	(214)	(133)	(450)
2006	—	—	—	—	—	—	—	—	(140)	(148)	(288)
2007	—	—	—	—	—	—	—	—	—	(49)	(49)

Total	$(240)	$(4)	$143	$293	$2,824	$414	$248	$296	$48	$(226)	$3,796

Reserve changes for accident years 1998 & Prior
During the 2007 calendar year, the Company refined its processes for allocating incurred but not reported (“IBNR”) reserves by accident year, resulting in a reclassification of $347 of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years. This reclassification of reserves by accident year had no effect on total recorded reserves within any segment or on total recorded reserves for any line of business within a segment.
The largest impacts of net reserve re-estimates are shown in the “1998 & Prior” accident years. The reserve re-estimates in calendar year 2003 include an increase in reserves of $2.6 billion related to reserve strengthening based on the Company’s evaluation of its asbestos reserves. The reserve evaluation that led to the strengthening in calendar year 2003 confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment. The reserve re-estimates in calendar years 2004 and 2006 were largely attributable to reductions in the reinsurance recoverable asset associated with older, long-term casualty liabilities. Excluding the impacts of asbestos and environmental strengthening, over the past ten years, reserve re-estimates for total Property & Casualty ranged from (3.0)% to 1.6% of total net recorded reserves.
Apart from the effect of reserve reclassifications by accident year during the 2007 calendar year, the Company strengthened workers’ compensation and general liability reserves in 2007 by $79 related to accident years prior to 1987 and recorded a charge of $99 in 2007 principally as a result of an adverse arbitration decision involving claims prior to 1993 that were owed to an insurer of the Company’s former parent.
Reserve changes for accident years 1999 and 2000
Prior to calendar year 2006, there was reserve deterioration, spread over several calendar years, on accident years 1998-2000 driven, in part, by deterioration of reserves for assumed casualty reinsurance and workers’ compensation claims. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions. Workers’ compensation reserves also deteriorated, as medical inflation trends were above initial expectations.
Reserve changes for accident years 2001 and 2002
Accident years 2001 and 2002 are reasonably close to original estimates. However, each year shows some swings by calendar period, with some favorable development prior to calendar year 2005, largely offset by unfavorable development in calendar years 2005 through 2008. The release for accident year 2001 during calendar year 2004 relates primarily to reserves for September 11. Subsequent adverse developments on accident year 2001 relate to assumed casualty reinsurance and unexpected development on mature claims in both general liability and workers’ compensation. Reserve releases for accident year 2002 during calendar years 2003 and 2004 come largely from short-tail lines of business, where results emerge quickly and actual reported losses are predictive of ultimate losses. Reserve increases on accident year 2002 during calendar year 2005 were recognized, as unfavorable development on accident years prior to 2002 caused the Company to increase its estimate of unpaid losses for the 2002 accident year. Net favorable reserve development in calendar year 2008 related to the 2001 and 2002 accident years was largely due to a release of workers’ compensation reserves, partially offset by modest strengthening of reserves for professional liability claims.

Reserve changes for accident years 2003 through 2007
Even after considering the 2007 calendar year reclassification of $347 of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years, accident years 2003 through 2007 show favorable development in calendar years 2004 through 2008. A portion of the release comes from short-tail lines of business, where results emerge quickly. During calendar year 2005 and 2006, favorable re-estimates occurred in Personal Lines for both loss and allocated loss adjustment expenses. In addition, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006. During calendar years 2005 through 2008, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses on workers’ compensation claims driven, in part, by state legal reforms, including in California and Florida, underwriting actions and expense reduction initiatives that have had a greater impact in controlling costs than was originally estimated. In 2007, the Company released reserves for Small Commercial package business claims as reported losses have emerged favorably to previous expectations. In 2007 and 2008, the Company released reserves for Middle Market general liability claims due to the favorable emergence of losses for high hazard and umbrella general liability claims. Reserves for professional liability claims were released in 2008 related to the 2003 through 2006 accident years due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves of Personal Lines auto liability claims were released in 2008 due largely to an improvement in emerged claim severity for the 2005 to 2007 accident years.
Ceded Reinsurance
The Hartford cedes some of its insurance risk to reinsurance companies. Reinsurance does not relieve The Hartford of its primary liability and, therefore, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” (“SFAS 113”) have been met. For further discussion, see Note 6 of Notes to Consolidated Financial Statements.
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
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2008 and 2007, the Company’s policy for the largest amount of life insurance retained on any one life by any company comprising the life operations was $10. In addition, Life has reinsured U.S. minimum death benefit guarantees, Japan’s guaranteed minimum death benefits, as well as the U.S. guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. Reinsurance of the Company’s GMWB riders meet the definition of a derivative reported under SFAS 133; the difference in fair value of the reinsurance derivative is reported in earnings. Life also assumes reinsurance from other insurers. For the years ended December 31, 2008, 2007 and 2006, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers. For further discussion on reinsurance, see Reinsurance in the Capital Markets Risk Management section of the MD&A.
Investment Operations
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by HIMCO. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. During the latter part of 2008, HIMCO initiated certain activities to reduce overall credit risk exposure in the investment portfolios. For further discussion of HIMCO’s portfolio management approach, see the Investments — General and the Investment Credit Risk sections of the MD&A.
In addition to managing the general account assets of the Company, HIMCO is also a Securities and Exchange Commission (“SEC”) registered investment advisor for third party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active management within a disciplined risk framework to provide value added returns versus peers and benchmarks. As of December 31, 2008 and 2007, the fair value of HIMCO’s total assets under management was approximately $138.8 billion and $148.7 billion, respectively, of which $9.2 billion and $10.9 billion, respectively, were held in HIMCO managed third party accounts.

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
Most states have enacted legislation that regulates insurance holding company systems such as The Hartford. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval. In the jurisdictions in which the Company’s insurance company subsidiaries are domiciled, the acquisition of more than 10% of The Hartford’s outstanding common stock would require the acquiring party to make various regulatory filings.
The extent of insurance regulation on business outside the United States varies significantly among the countries in which The Hartford operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Hartford’s international operations are comprised of insurers licensed in their respective countries.
The Company has also submitted an application to participate in the U.S. Treasury Department’s Capital Purchase Program. If the Company’s application is approved, and the Company purchases Federal Trust Corporation, it will become a savings and loan holding company subject to regulation by the Office of Thrift Supervision.
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
Employees
The Hartford had approximately 31,000 employees as of December 31, 2008.
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
We have been materially adversely affected by conditions in the global financial markets and economic conditions generally, and may be materially adversely affected if these conditions persist or deteriorate further in 2009 or if our planned initiatives are not effective.
Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months, due largely to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. The United States, Europe and Japan have entered a severe recession that is likely to persist well into and perhaps through and even beyond 2009, despite past and expected governmental intervention in the world’s major economies. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions have continued to deteriorate in early 2009.
Like other financial institutions and particularly life insurers, which face significant financial and capital markets risk in their operations, we have been adversely affected, to a significant extent, by these conditions. Among other effects, we incurred significant investment losses and other charges in 2008, notably with respect to deferred acquisition costs and goodwill associated with our variable annuity and international businesses, which resulted in a net loss for the fourth quarter and the full year. Our unrealized loss position also increased substantially in 2008. The unanticipated, severe decline in the equity markets also caused material increases to our liabilities in connection with certain annuity products, a line of business in which we have significant concentration. Concerns related to investment losses, liabilities arising from variable annuity products and capital pressures, which led to severe pressure on our stock price in 2008, are continuing in 2009. As detailed in the following risk factors, we expect to continue to face significant challenges and uncertainties that could materially adversely affect our results, financial condition and prospects.
Our capital position declined in 2008 relative to 2007, notwithstanding our capital-raising transaction with Allianz SE in October 2008. We expect continued pressure on our capital position in 2009. Further significant declines in our capital position could impair our ability to support the scale of our business as currently constituted and to absorb continuing operating losses and liabilities under our customer contracts and our overall competitiveness. We have taken a number of steps to preserve capital and mitigate risk, among them launching a range of initiatives to reduce risks associated with our various lines of business, applying for federal funds under the Emergency Economic Stabilization Act of 2008 (“EESA”) and looking across the enterprise for additional opportunities to reduce risk. These initiatives include modifying product features, adjusting our hedging activities and mitigating risks in our investment portfolio, and could also include discontinuing or restructuring certain business lines. Like other companies, we are also evaluating our expense base in light of expected contractions in certain of our business lines and have further reduced our dividend rate. Taken as a whole, these actions may not be effective, especially if the global economy experiences further shocks. Even if effective, certain measures may have unintended consequences. For example, rebalancing our hedging program may better protect our statutory surplus, but may also result in greater U.S. GAAP earnings volatility. These actions may also entail additional costs or result in further impairment or other charges or adversely affect our ability to compete successfully in an increasingly difficult consumer market.
On February 6, 2009, Moody’s Investor Services downgraded our long-term debt rating to “Baa1” and the financial strength ratings of our principal subsidiaries to “A1”. On February 9, 2009, Fitch Ratings downgraded our long-term debt rating to “BBB” and the financial strength ratings of our principal subsidiaries to “A” (in the case of our life subsidiaries) and “A+” (in the case of our property and casualty subsidiaries) and Standard & Poor’s downgraded our counterparty credit rating to “A-”. If our planned initiatives fail to mitigate the impacts on the Company of the current recession, or if the current recession is even more severe than expected, we may also experience further downgrades of our financial strength and credit ratings. See Ratings within Capital Resources and Liquidity of the MD&A. While reductions in ratings may ease pressure on our capital position, it could also have negative implications for our competitive position. We may also need to raise additional capital or consider other transactions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may not be able to raise sufficient capital as and when required if the financial markets remain in turmoil, and any capital we raise may be on terms that are dilutive to existing shareholders or otherwise unfavorable to us. Any sales of securities or other assets that we may carry out may be completed on unfavorable terms or cause us to incur charges, and we would lose the potential for market upside on those assets in a market recovery. If our business continues to experience significant challenges, we may face other pressures, such as employee retention issues and potential loss of distributors for our products.
Other developments relating to the current economic environment and financial crisis may also significantly affect our operations and prospects in ways that we cannot predict. For example, U.S. and overseas governmental or regulatory authorities, including the Securities and Exchange Commission (the “SEC”), the Office of Thrift Supervision (“OTS”), the New York Stock Exchange or the Financial Industry Regulatory Authority (“FINRA”), may implement enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. New regulations will likely affect critical matters, including capital requirements, and published proposals by insurance regulatory authorities that could reduce the pressure on our capital position may not be adopted or may be adopted in a form that does not afford as much capital relief as anticipated. If we fail to manage the impact of these developments effectively, our prospects, results and financial condition could be materially adversely affected.

The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates which may have a material adverse effect on our results of operations, financial condition and liquidity.
The markets in the United States and elsewhere have been experiencing and are expected to continue to experience extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign currency exchange rates.
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. During the course of 2008, the significant declines in equity markets have negatively impacted assets under management. As a result, fee income earned from those assets has also been negatively impacted. In addition, certain of our Life products offer guaranteed benefits which increase our potential obligation and statutory capital exposure should equity markets decline. Due to declines in equity markets during 2008, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets during 2009 may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain Life liabilities, creating asset liability duration mismatches and lower spread income.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. The recent widening of credit spreads has contributed to the increase in the net unrealized loss position of our investment portfolio of $12.5 billion in 2008, before DAC effects and tax, and has also contributed to the increase in other than temporary impairments. If issuer credit spreads continue to widen significantly over an extended period of time, it would likely exacerbate these effects, resulting in greater and additional other-than-temporary impairments. Increased losses have also occurred associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If credit spreads tighten significantly, it will reduce net investment income associated with new purchases of fixed maturities. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
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
Our primary foreign currency exchange risks are related to net income from foreign operations, non–U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan and U.K. variable annuities. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen or British pound in comparison to the U.S. dollar and other currencies will increase our exposure to the guarantee benefits associated with the Japan or U.K. variable annuities. Correspondingly, a strengthening of the U.S. dollar compared to other currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds.
If significant, further declines in equity prices, changes in U.S. interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in combination, could continue to have a material adverse effect on our consolidated results of operations, financial condition and liquidity both directly and indirectly by creating competitive and other pressures such as employee retention issues and the potential loss of distributors for our products.

In addition, in the conduct of our business, there could be scenarios where in order to reduce risks, fulfill our obligations or to raise incremental liquidity, we would sell assets at a loss for a variety of reasons including the unrealized loss position in our overall investment portfolio and the lack of liquidity in the credit markets. These scenarios could include selling assets as the Company reduces its securities lending program.
Declines in equity markets and changes in interest rates and credit spreads can also negatively impact the fair values of each of our segments. If a significant decline in the fair value of a segment occurred and this resulted in an excess of that segment’s book value over fair value, the goodwill assigned to that segment might be impaired and could cause the Company to record a charge to impair a part or all of the related goodwill assets, as occurred in the fourth quarter of 2008 with respect to our Individual Annuity and International reporting units. See impairment of goodwill risk factor for further information on this risk.
We may be unable to effectively mitigate the impact of equity market volatility arising from obligations under annuity product guarantees, which may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
Some of the products offered by our life businesses, especially variable annuities, offer certain guaranteed benefits which, as a result of any decline in equity markets would not only result in lower earnings, but may also increase our exposure to liability for benefit claims. During the course of 2008, as equity markets declined, our liability for guaranteed benefits significantly increased. We are also subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. As of December 31, 2008, the liability for GMWB and GMAB was $6.6 billion and $0, respectively. The liability for GMIB and GMDB was a combined $473, net of reinsurance as of December 31, 2008. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions in the fourth quarter of 2008, we have adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus. This shift in relative emphasis will likely result in greater U.S. GAAP earnings volatility. While we believe that these and other actions we have taken serve to improve the efficiency by which we manage the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, and are subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
The amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market, interest rate and foreign currency conditions, changes in policyholder behavior and changes in rating agency models.
We conduct the vast majority of our business through licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. The RBC formula for property and casualty companies adjusts statutory surplus levels for certain underwriting, asset, credit and off-balance sheet risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios. Due to all of these factors, projecting statutory capital and the related RBC ratios is complex. During February 2009, our financial strength and credit ratings have been downgraded by multiple rating agencies. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be further downgraded by one or more rating agencies.

Our application to participate in the CPP may not be approved or, if approved, may subject us to additional restrictions, which could have a material adverse effect on our business.
In order to supplement our capital position, we have applied to the U.S. Treasury Department to receive funds from its Capital Purchase Program (“CPP”). If approved, we estimate that we may be eligible to receive between $1.1 billion and $3.4 billion in funds. There can be no assurance, however, that we will be approved to participate in the CPP or, if approved, that we will receive an amount consistent with our estimates. If other insurance companies are approved to participate in the CPP but we are not so approved, it could create negative market perceptions of our financial strength and capital position, reduce our available options to raise capital and otherwise have an adverse effect on our results of operations, financial condition and liquidity.
If we do receive approval to participate in the CPP, receipt of CPP funds will subject us to additional regulation and restrictions that may have a negative impact on our operations. In order to be eligible to receive CPP funds, we agreed to acquire (contingent on our approval to participate in the CPP) the parent company of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift. As required by the OTS as a condition to consummating that acquisition, we have since been approved by the OTS to become a savings and loan holding company. As a result, if we are approved to participate in the CPP and consummate the acquisition of FTB, we will be subject to supervision and examination by the OTS. New legislation or regulations may also be adopted that would impose additional constraints on the operations of recipients of CPP funds. Such restrictions, combined with OTS oversight, may make it more difficult to recruit and retain key employees and otherwise restrict our flexibility to respond to changing market conditions. In addition, if we consummate the acquisition of FTB, we have agreed with OTS to contribute approximately $100 to the capital of FTB and to serve as a source of strength to FTB, which could require the contribution of additional capital to FTB in the future. These factors could have a material adverse effect on our results of operations, financial condition and liquidity.
We have experienced and may experience additional future downgrades in our financial strength or credit ratings, which may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, results of operations, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, are an important factor in establishing the competitive position of insurance companies. During February 2009, our financial strength and credit ratings have been downgraded by multiple rating agencies. See our ratings in Capital Resources and Liquidity section of the MD&A. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.
Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The recent downgrades we have experienced, a further downgrade, or an announced potential further downgrade, in the rating of our financial strength or of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings thereby reducing future sales of our products and lowering future earnings.
The recent downgrades we have experienced, a further downgrade of our credit ratings, or an announced potential further downgrade, could affect our ability to raise additional debt with terms and conditions similar to our current debt, or at all, and accordingly, would likely increase our cost of capital. The recent downgrades we have experienced, or a further downgrade of our credit ratings could also make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above. After taking into consideration rating agency actions through February 10, 2009, a downgrade of three levels below our current insurance financial strength levels could begin to trigger potentially material collateral calls on certain of our derivative instruments and could also trigger counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. If any of these negative events were to occur, our business, results of operations, financial condition and liquidity may be adversely affected.

Our business, results of operations and financial condition may be adversely affected by general domestic and international economic and business conditions that are less favorable than anticipated.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn such as the current financial crisis characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products has been adversely affected. Further, given that we offer our products and services in North America, Japan, Europe and South America, we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges, which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local counterparties, lack of local business experience in certain markets and, in certain cases, risks associated with potential incompatibility with partners. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business, and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations and financial condition.
Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.
The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.
The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption such as we are currently experiencing, including periods of rapidly widening credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of our securities, such as Alt-A, subprime mortgage backed and CMBS securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values which may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2008, 14%, 70% and 16% of our available for sale securities were considered to be Level 1, 2 and 3, respectively.
Evaluation of available-for-sale securities for other than temporary impairment involves subjective determinations and could materially impact our results of operations.
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company currently uses its best estimate of cash flows over the life of the security under severe recession scenarios. In addition, estimating future cash flows involves incorporating information received from third party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other than temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. During the year ended December 31, 2008, the Company concluded that approximately $4.0 billion of unrealized losses were other than temporarily impaired. Additional impairments may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.
Losses due to nonperformance or defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, results of operations, financial condition and cash flows.
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud government intervention or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses. For example, during the year ended December 31, 2008, the Company incurred losses of $46 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holding, Inc.
Our investment portfolio includes investment securities in the financial services sector that have experienced nonperformance or defaults recently. Further nonperformance or defaults could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, the value of our investments in hybrid securities, perpetual preferred securities, or other equity securities in the financial services sector may be significantly impaired if the issuers of such securities defer the payment of optional coupons or dividends, are forced to accept government support or intervention, or grant majority equity stakes to their respective governments.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government and the Japanese government. However, if the Company’s creditors are acquired, merge or otherwise consolidate with other creditors of the Company’s, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.
The availability of the Company’s commercial paper program is dependent upon a variety of factors including the Company’s ratings and market conditions.
The Company’s maximum borrowings available under its commercial paper program are $2.0 billion. The Company’s ability to borrow under its commercial paper program is dependent upon market conditions. On October 7, 2008, The Federal Reserve Board authorized the Commercial Paper Funding Facility (“CPFF”) to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. The Company registered with the CPFF in order to sell up to a maximum of $375 to the facility, of which it has issued the full amount as of December 31, 2008. The Company’s commercial paper must be rated A-1/P-1/F1 by at least two ratings agencies to be eligible for the program. Moody’s, S&P and Fitch all recently downgraded our commercial paper rating, rendering the Company ineligible to sell additional commercial paper under the CPFF program going forward. As a result, we will be required to pay the maturing commercial paper issued under the CPFF program from existing sources of liquidity. Future deterioration of our capital position at a time when we are unable to access the commercial paper markets due to prevailing market conditions could have a material adverse effect on our liquidity.

If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company defers acquisition costs associated with the sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits. The Company also establishes reserves for GMDB using components of estimated gross profits (“EGPs”). The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin, mortality, and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines persist, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition. During the year ended December 31, 2008, the Company recorded a $932, after-tax, charge related to the unlock. Since September 30, 2008, the date of the last unlock, the actual return on U.S. variable annuity assets has been 21% below our estimated aggregate return. The Company estimates the actual return would need to drop by an additional 6% from December 31, 2008 before EGPs in the Company’s models fall outside of the statistical ranges of reasonable EGPs. Since September 30, 2008, the date of the last unlock, the actual return on Japan variable annuity assets has been 15.5% below our estimated aggregate return. The Company estimates the actual return would need to drop by an additional 7.5% from December 31, 2008 before EGPs in the Company’s models fall outside of the statistical ranges of reasonable EGPs.
If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position. During 2008, the Company took an impairment charge of $745, pre-tax, with respect to its Individual Annuity and International reporting units.
If current market conditions persist during 2009, in particular, if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an annual or interim impairment test. Subsequent reviews of goodwill could result in additional impairment of goodwill during 2009.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Our valuation allowance of $75, as of December 31, 2008, based on future facts and circumstances may not be sufficient. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial position.

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
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes or mortality, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

Our consolidated results of operations, financial condition and cash flows may be materially adversely affected by unfavorable loss development.
Our success, in part, depends upon our ability to accurately assess the risks associated with the businesses that we insure. We establish loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. Loss reserve estimates are refined periodically as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate. Furthermore, since estimates of aggregate loss costs for prior accident years are used in pricing our insurance products, we could later determine that our products were not priced adequately to cover actual losses and related loss expenses in order to generate a profit. To the extent we determine that losses and related loss expenses are emerging unfavorably to our initial expectations, we will be required to increase reserves. Increases in reserves would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our results of operations for the related period or periods. Depending on the severity and timing of any changes in these estimated losses, such determinations could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
We are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations and liquidity.
Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of terrorism, disease pandemics and political instability. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. In the aftermath of the 2004 and 2005 hurricane season, third-party catastrophe loss models for hurricane loss events were updated to incorporate medium-term forecasts of increased hurricane frequency and severity. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes. Our life insurance operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses or a further downgrade of our debt or financial strength ratings from their levels as of February 10, 2009. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations and cash flows.
Competitive activity may adversely affect our market share and financial results, which could have a material adverse effect on our business, results of operations and financial condition.
The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. The current economic environment has only served to further increase competition. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. These competitors compete with us for producers such as brokers and independent agents and for our employees. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may harm our ability to maintain or increase our profitability. In addition, as actual or potential future downgrades occur, and if our competitors have not been similarly downgraded, sales of our products could be significantly reduced. Because of the highly competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations and financial condition.

We may experience unfavorable judicial or legislative developments that could have a material adverse effect on our results of operations, financial condition and liquidity.
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Pervasive or dramatic changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Similarly, changes in federal or state tort litigation laws or other applicable laws could have the same effect. It is not possible to predict changes in the judicial and legislative environment and their impact on the future development of the adequacy of our loss reserves, particularly reserves for longer-tailed lines of business, including asbestos and environmental reserves. Similarly, changes in the judicial and legislative environment can adversely affect our ability to price our products. To the extent that judicial or legislative developments cause our ultimate liabilities to increase from our current expectations, they could have a material adverse effect on the Company’s consolidated results of operations, financial condition and liquidity.
Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the Financial Industry Regulatory Authority, the U.S. Department of Justice, the Office of Thrift Supervision, if our application for the U.S. Treasury Department’s Capital Purchase Program is approved, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment, even absent any change of interpretation by any particular regulator or enforcement authority, may cause us to change our views regarding the actions we need to take from a legal risk management perspective, which could necessitate changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.
State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:
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
We distribute our annuity, life and certain property and casualty insurance products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through individual third-party arrangements. For example, we generated approximately 71% of our personal lines earned premium in 2008 under an exclusive licensing arrangement with AARP that continues until January 1, 2020. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.
Our business, results of operations, financial condition and liquidity may be adversely affected by the emergence of unexpected and unintended claim and coverage issues.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, results of operations, financial condition and liquidity at the time it becomes known.
Limits on the ability of our insurance subsidiaries to pay dividends to us could have a material adverse effect on our liquidity.
The Hartford Financial Services Group, Inc. is a holding company with no significant operations. Our principal asset is the stock of our insurance subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries. These restrictions and other regulatory requirements affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could have a material adverse effect on our liquidity, including our ability to pay dividends to shareholders and service our debt.
As a property and casualty insurer, the premium rates we are able to charge and the profits we are able to obtain are affected by the actions of state insurance departments that regulate our business, the cyclical nature of the business in which we compete and our ability to adequately price the risks we underwrite, which may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
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
Potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction, could adversely affect our business, consolidated operating results or financial condition or liquidity.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Hartford owns the land and buildings comprising its Hartford location and other properties within the greater Hartford, Connecticut area which total approximately 2.1 million of the 2.5 million square feet owned by the Company in the aggregate. In addition, The Hartford leases approximately 5.7 million square feet throughout the United States of America and approximately 1.1 million square feet in other countries. All of the properties owned or leased are used by one or more of all eleven reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business of The Hartford – Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
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
Broker Compensation Litigation – Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.

The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005. Those proceedings are stayed by agreement of the parties. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions, and the plaintiffs appealed. In November 2008, the United States Court of Appeals for the Second Circuit vacated the decision and remanded the case to the district court. The Company will renew its motion to dismiss with respect to issues that the district court did not address in the prior ruling.
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The trial court denied defendants’ motion to dismiss the complaint in July 2008. The Company disputes the allegations and intends to defend this action vigorously.
Investment And Savings Plan ERISA Class Action Litigation – In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (“the Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits allege that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. These lawsuits seek restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the alleged class periods. The cases have been consolidated. The Company disputes the allegations and intends to defend the actions vigorously.
Fair Credit Reporting Act Class Action – In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid $84.3 to eligible claimants in connection with the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
Call-Center Patent Litigation – In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case was transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. In August 2008, the Company reached a settlement under which the Company purchased a license under the patent portfolio held by Katz in exchange for a payment of an immaterial amount.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders of The Hartford Financial Services Group, Inc. during the fourth quarter of 2008.
PART II
Item 5. MARKET FOR THE HARTFORD’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”.
The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2008
Common Stock Price
High	$84.93	$79.13	$67.74	$38.11
Low	66.05	64.57	40.99	4.95
Dividends Declared	0.53	0.53	0.53	0.32
2007
Common Stock Price
High	$97.75	$106.02	$99.87	$98.56
Low	90.77	95.82	85.44	86.78
Dividends Declared	0.50	0.50	0.50	0.53
On February 10, 2009, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per share payable on April 1, 2009 to shareholders of record as of March 2, 2009.

Total Return to Shareholders
The following tables present The Hartford’s annual percentage return and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.
Annual Return Percentage

	For the Years Ended
Company/Index	2004	2005	2006	2007	2008
The Hartford Financial Services Group, Inc.	19.50%	25.83%	10.82%	(4.55%)	(79.99%)
S&P 500 Index	10.88%	4.91%	15.79%	5.49%	(37.00%)
S&P Insurance Composite Index	7.25%	14.10%	10.91%	(6.31%)	(58.14%)
Cumulative Five-Year Total Return

	Base
	Period	For the Years Ended
Company/Index	2003	2004	2005	2006	2007	2008
The Hartford Financial Services Group, Inc.	$100	$119.50	$150.36	$166.63	$159.04	$31.82
S&P 500 Index	$100	$110.88	$116.33	$134.70	$142.10	$89.53
S&P Insurance Composite Index	$100	$107.25	$122.37	$135.73	$127.17	$53.23
Comparison of Cumulative Five-Year Total Return
As of February 5, 2009, the Company had approximately 350,000 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 5, 2009 was $15.09.
The Company’s Chief Executive Officer has certified to the NYSE that he is not aware of any violation by the Company of NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in Part II, Item 7, MD&A – Capital Resources and Liquidity – Liquidity Requirements.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information related to securities authorized for issuance under equity compensation plans.

Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2008:

					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	May Yet Be
	Total Number			Part of Publicly	Purchased Under
	of Shares		Average Price	Announced Plans or	the Plans or
Period	Purchased		Paid Per Share	Programs	Programs
					(in millions)
October 1, 2008 – October 31, 2008	3,940	[1]	$28.69	—	$807
November 1, 2008 – November 30, 2008	1,483	[1]	$10.63	—	$807
December 1, 2008 – December 31, 2008	52	[1]	$6.61	—	$807

Total	5,475		$23.59	—	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
In June 2008, The Hartford’s Board of Directors authorized an incremental $1 billion stock repurchase program which was in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, the Company’s potential participation in the CPP, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of December 31, 2008, The Hartford has completed the $2 billion stock repurchase program and has $807 remaining for stock repurchase under the $1 billion repurchase program.

Item 6. SELECTED FINANCIAL DATA
(In millions, except for per share data and combined ratios)

	2008	2007	2006	2005	2004
Income Statement Data
Total revenues [1]	$9,219	$25,916	$26,500	$27,083	$22,708
Income (loss) before cumulative effect of accounting change [2]	(2,749)	2,949	2,745	2,274	2,138
Net income (loss) [2] [3]	(2,749)	2,949	2,745	2,274	2,115

Balance Sheet Data
Total assets	$287,583	$360,361	$326,544	$285,412	$259,585
Long-term debt	5,823	3,142	3,504	4,048	4,308
Total stockholders’ equity	9,268	19,204	18,876	15,325	14,238

Earnings (Loss) Per Share Data
Basic earnings (loss) per share [2] [4]
Income (loss) before cumulative effect of accounting change [2]	$(8.99)	$9.32	$8.89	$7.63	$7.32
Net income (loss) [2] [3]	(8.99)	9.32	8.89	7.63	7.24
Diluted earnings (loss) per share [2] [4]
Income (loss) before cumulative effect of accounting change [2]	(8.99)	9.24	8.69	7.44	7.20
Net income (loss) [2] [3]	(8.99)	9.24	8.69	7.44	7.12
Dividends declared per common share	1.91	2.03	1.70	1.17	1.13

Other Data
Mutual fund assets [5]	$50,126	$55,531	$43,732	$32,705	$28,068

Operating Data
Combined ratios
Ongoing Property & Casualty Operations	90.7	90.8	89.3	93.2	95.3

[1]
Total revenues of The Hartford are impacted by net investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which have corresponding amounts credited to policyholders within benefits losses and loss adjustment expenses. 2008 revenues include net investment losses on equity securities held for trading of $10.3 billion. Also included in 2008 revenues are net realized capital losses of $5.9 billion.

[2]	2008 includes net realized capital losses of $3.6 billion, after-tax, including $2.5 billion, after-tax, in impairments.

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

[4]
Due to the net loss for the year ended December 31, 2008, no allocation of the net loss was made to the preferred shareholders under the two-class method in the calculation of basic earnings per share, as the preferred shareholders had no contractual obligation to fund the net losses of the Company. In the absence of the net loss, any such income would be allocated to the preferred shareholders based on the weighted average number of preferred shares outstanding as of December 31, 2008.

As a result of the net loss in the year ended December 31, 2008, FASB No.128, “Earnings per Share” (“SFAS 128”) requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2008 diluted earnings (loss) per share, since the inclusion of the assumed conversion of convertible preferred shares to common of 5.0 and shares for stock compensation plans of 1.3 would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 313.0.

[5]	Mutual funds are owned by the shareholders of those funds and not by the Company. As a result, they are not reflected in total assets in the Company’s balance sheet.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2008, compared with December 31, 2007, and its results of operations for each of the three years in the period ended December 31, 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These important risks and uncertainties include, without limitation, uncertainties related to the depth and duration of the current recession and related financial crisis, and the impact of these volatile market conditions on, among other things, our investment portfolio, liabilities from variable annuity products and capital position; the success of our efforts to preserve capital and reduce risk, and the costs and charges associated therewith; our ability to participate in programs under the Emergency Economic Stabilization Act of 2008 and similar initiatives and the terms of such participation; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the amount of statutory capital that the Company has, changes to the statutory reserves and/or risk based capital requirements, and the Company’s ability to hold sufficient statutory capital to maintain financial strength and credit ratings; risks related to the Company’s potential participation in the U.S. Treasury’s Capital Purchase Program; a downgrade in the Company’s financial strength or credit ratings; the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities; losses due to nonperformance or defaults by others; the availability of our commercial paper program; the potential for acceleration of DAC amortization; the potential for an impairment of our goodwill; the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	41
Critical Accounting Estimates	41
Consolidated Results of Operations	62
Life	70
Retail	80
Individual Life	83
Retirement Plans	85
Group Benefits	87
International	89
Institutional	91
Other	93
Property & Casualty	94
Total Property & Casualty	123
Ongoing Operations	124
Personal Lines	130
Small Commercial	136
Middle Market	140
Specialty Commercial	145
Other Operations (Including Asbestos and Environmental Claims)	149
Investments	156
Investment Credit Risk	166
Capital Markets Risk Management	177
Capital Resources and Liquidity	187
Impact of New Accounting Standards	198

OVERVIEW
The Hartford is an insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments.
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
Many of the principal factors that drive the profitability of The Hartford’s Life and Property & Casualty operations are separate and distinct. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of the MD&A. For further overview of Life’s profitability and analysis, see page 70. For further overview of Property & Casualty’s profitability and analysis, see page 94.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates.
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities; pension and other postretirement benefit obligations; contingencies relating to corporate litigation and regulatory matters; and goodwill impairment. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $379 as of December 31, 2008, including $254 related to Other Operations and $125 related to Ongoing Operations.
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
The following table shows loss and loss adjustment expense reserves by line of business and by operating segment as of December 31, 2008, net of reinsurance:

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Reserve Line of Business
Property	$304	$2	$61	$86	$453	$—	$453
Auto physical damage	23	4	6	11	44	—	44
Auto liability	1,615	281	252	142	2,290	—	2,290
Package business	—	1,108	938	149	2,195	—	2,195
Workers’ compensation	11	1,854	2,226	2,241	6,332	—	6,332
General liability	36	145	814	1,256	2,251	—	2,251
Professional liability	—	—	—	773	773	—	773
Fidelity and surety	—	—	—	210	210	—	210
Assumed Reinsurance [1]	—	—	—	—	—	562	562
All other non-A&E	—	—	—	—	—	1,066	1,066
A&E	3	2	10	3	18	2,153	2,171

Total reserves-net	1,992	3,396	4,307	4,871	14,566	3,781	18,347
Reinsurance and other recoverables	60	176	437	2,110	2,783	803	3,586

Total reserves-gross	$2,052	$3,572	$4,744	$6,981	$17,349	$4,584	$21,933

[1]	These net loss and loss adjustment expense reserves relate to assumed reinsurance that was moved into Other Operations (formerly known as “HartRe”).

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
Company reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. These reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. Most non-A&E reserves are reviewed fully each quarter, including loss reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability, professional liability and fidelity and surety. Other non-A&E reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for losses incurred before 1988, allocated loss adjustment expenses, assumed reinsurance, latent exposures such as construction defects, unallocated loss adjustment expense and all other non-A&E exposures within Other Operations. For reserves that are reviewed semi-annually and annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that its estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
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
Bornhuetter-Ferguson method. This method is a combination of the expected loss ratio method and the paid development or reported development method, where the paid or reported loss development method is given more weight as an accident year matures.
Berquist-Sherman method. This method is used in cases where historical development patterns may be inappropriate for use in estimating ultimate losses of recent accident years. Under this method, the pattern of historical reported losses is adjusted for changes in case reserve adequacy and the pattern of historical paid losses is adjusted for changes in claim settlement rates.
For all lines of business, variations of the above methods are used. Examples of variation within the paid and reported development methods include:
•	The accident period used may vary (e.g., year, quarter, or month);
•	The Company may analyze the data by coverage (e.g., bodily injury separate from property damage);
•	There may be adjustments for unusual loss activity;
•	For ALAE, the Company uses patterns of the relationship between paid ALAE and paid losses.
Examples of variation within the frequency /severity methods include:
•
For one sub-set of professional liability business, management estimates frequency, not through historical claim count development, but through an analysis of the securities class actions filed and policy listings;

•	For some methods, management projects severity on only open claims;
•	In the commercial liability lines, the Company performs the frequency / severity technique only on claims over a certain size;
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
Long-Tailed General Liability, Fidelity and Surety and Large Deductible Workers’ Compensation. For these long-tailed lines of business, the Company generally relies on the expected loss ratio, Bornhuetter-Ferguson and reported development techniques. Management generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and more on the reported development method as an accident year matures.

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
Allocated Loss Adjustment Expenses (ALAE). For some lines of business (e.g., professional liability and assumed reinsurance), ALAE and losses are analyzed together. For most lines of business, however, ALAE is analyzed separately, using paid development techniques and an analysis of the relationship between ALAE and loss payments.
Unallocated Loss Adjustment Expense (ULAE). ULAE is analyzed separately from loss and ALAE. For most lines of business, incurred ULAE costs to be paid in the future are projected based on an expected cost per claim year and the anticipated claim closure pattern and the ratio of paid ULAE to paid loss.
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the various information that has been accumulated. Numerous factors are considered in this determination process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. In general, changes are made more quickly to more mature accident years and less volatile lines of business. Total recorded net reserves, excluding asbestos and environmental, were higher than the actuarial indication of the reserves by 3.8% as of December 31, 2008 compared to 2.9% as of December 31, 2007.
During 2008, there were numerous changes to non-A&E reserve estimates. Among other loss developments in 2008, these changes included a $156 release of reserves for workers’ compensation claims, primarily related to accident years 2000 to 2007, a $105 release of general liability claims, primarily related to accident years 2001 to 2007, and a $75 release of reserves for professional liability claims related to accident years 2003 through 2006. See “Reserves” within the Property & Casualty MD&A for further discussion of reserve developments.
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

In both Small Commercial and Middle Market, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to assumptions about medical inflation and the changing use of medical care procedures. In addition, changes in state legislative and regulatory environments impact the Company’s estimates. These changes increase the uncertainty in the application of development patterns. In addition, over the past several accident years, the Company has experienced favorable claim frequency on workers’ compensation claims. The Company’s reserve estimates assume that reported losses for recent accident years will continue to emerge favorably and that severity will not be adversely impacted by the lower volume of reported claims.
In the Specialty Commercial segment, many lines of insurance, such as excess insurance and large deductible workers’ compensation insurance, are “long-tail” lines of insurance. For long-tail lines, the period of time between the incidence of the insured loss and either the reporting of the claim to the insurer, the settlement of the claim, or the payment of the claim can be substantial, and in some cases, several years. As a result of this extended period of time for losses to emerge, reserve estimates for these lines are more uncertain (i.e., more variable) than reserve estimates for shorter-tail lines of insurance. Estimating required reserve levels for large deductible workers’ compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Another example of reserve variability relates to reserves for directors and officers insurance. There is potential volatility in the required level of reserves due to the continued uncertainty regarding the number and severity of class action suits, including uncertainty regarding the Company’s exposure to losses arising from the collapse of the sub-prime mortgage market. Additionally, the Company’s exposure to losses under directors and officers insurance policies is primarily in excess layers, making estimates of loss more complex. The current financial market turmoil has increased the number of shareholder class action lawsuits against our insureds or their directors and officers and this trend could continue for some period of time.
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
Recorded reserves for workers’ compensation, net of reinsurance, are $6.3 billion in total for Ongoing Operations. Paid loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, paid loss development patterns have been impacted by, among other things, medical cost inflation. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 4%, the estimated net reserve need would change by $400, in either direction. A 4% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Recorded reserves for general liability, net of reinsurance, are $2.3 billion in total for Ongoing Operations. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 11%, the estimated net reserve need would change by $300, in either direction. An 11% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.

Similar to general liability, assumed casualty reinsurance is affected by reported loss development pattern assumptions. In addition to the items identified above that would affect both direct and reinsurance liability claim development patterns, there is also an impact to assumed reporting patterns for any changes in claim notification from ceding companies to the reinsurer. Recorded net reserves for HartRe assumed reinsurance business, excluding asbestos and environmental liabilities, within Other Operations were $562 as of December 31, 2008. If the reported loss development patterns underlying the Company’s net reserves for HartRe assumed casualty reinsurance change by 10%, the estimated net reserve need would change by $245, in either direction. A 10% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
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
For both asbestos and environmental reserves, the Company also compares its historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience year by year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
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
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2008 of $2.18 billion ($1.90 billion and $275 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.80 billion to $2.42 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves or to the amounts recoverable from its reinsurers.
Total Property & Casualty Reserves, Net of Reinsurance
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty businesses at December 31, 2008 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity.

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

	Individual Variable Annuities -		Individual Variable Annuities -
	U.S.		Japan		Individual Life
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008	2007
DAC	$4,844	$4,982	$1,834	$1,760	$2,931	$2,309
Sales Inducements	$436	$390	$19	$8	$36	$20
URR	$109	$124	$—	$—	$1,299	$816
SOP 03-1 reserves	$867	$527	$229	$42	$40	$19
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2008, 2007, and 2006 was an increase (decrease) to amortization of $404 (of which $194 is attributed to accelerated DAC amortization for the Company’s 3Win product in Japan as further discussed under the “Japan Variable Annuities” section below), $(6), and $41, respectively.

Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current 20 year separate account return assumption is approximately 7.2% (after fund fees, but before mortality and expense charges) for U.S. products and 5.1% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. The Company estimates gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return. The following table summarizes the general impacts to individual variable annuity EGPs and earnings for DAC amortization caused by changes in separate account returns, mortality and future lapse rate assumptions:

Impact on Earnings for DAC
Assumption	Impact to EGPs	Amortization

Future separate account return increases	Increase: Expected fee income would increase and expected claims would decrease.	Benefit

Future separate account return decreases	Decrease: Expected fee income would decrease and expected claims would increase.	Charge

Future mortality increases	Decrease: Expected fee income would decrease because the time period in which fees would be collected would be reduced and claims would increase	Charge

Future mortality decreases	Increase: Expected fee income would increase because the time period in which fees would be collected would increase and claims would decrease	Benefit

Future lapse rate increases	Decrease: Expected fee income would decrease because the time period in which fees would be collected would be reduced and claims would decrease.	Charge

Future lapse rate decreases	Increase: Expected fee income would increase because the time period in which fees would be collected would increase and claims would increase.	Benefit
In addition to changes to the assumptions described above, changes to other policyholder behaviors such as resets, partial surrenders, reaction to price increases, and asset allocations could cause EGPs to fluctuate.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Given the current volatility in the capital markets and the evaluation of other factors, the Company will continually evaluate its separate account return estimation process and may change that process from time to time.
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

In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses in the United States and Japan, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “Unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an Unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. As of December 31, 2008, the EGPs used in the Company’s models fell within the statistical ranges of reasonable EGPs. As a result of this statistical test and review of qualitative factors, the Company did not “Unlock” the EGPs used in the Company’s models during the fourth quarter of 2008.
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

			Death and
	DAC	Unearned	Income	Sales
	and	Revenue	Benefit	Inducement
Segment After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]
Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)
International — Japan	(23)	(1)	(90)	(2)	(116)
Corporate	9	—	—	—	9

Total	$(740)	$5	$(168)	$(29)	$(932)

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

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2007 was as follows:

			Death and
	DAC	Unearned	Income	Sales
	and	Revenue	Benefit	Inducement
Segment After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]
Retail	$180	$(5)	$(4)	$9	$180
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16
International — Japan	16	—	6	—	22
Corporate	3	—	—	—	3

Total	$215	$(13)	$2	$9	$213

[1]	As a result of the unlock, death benefit reserves, in Retail, decreased $4, pre-tax, offset by a decrease of $10, pre-tax, in reinsurance recoverables.

[2]	The following were the most significant contributors to the unlock amounts recorded during the third quarter of 2007:
•	Actual separate account returns were above our aggregated estimated return.
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

The Company performs sensitivity analyses with respect to the effect certain assumptions have on EGPs and the related DAC, sales inducement, unearned revenue reserve and SOP 03-1 reserve balances. Each of the sensitivities illustrated below are estimated individually, without consideration for any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivity amounts below and add them together in an attempt to estimate volatility for the respective EGP-related balances in total. In addition, the tables below only provide sensitivities on separate account returns and lapses. While those two assumptions are critical in projecting EGPs, as described above, many additional assumptions are necessary to project EGPs and to determine an Unlock amount. As a result, actual Unlock amounts may vary from those calculated by using the sensitivities below. The following tables depict the estimated sensitivities for U.S. variable annuities and Japan variable annuities:
U.S. Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits. Decreasing	balances if unlocked
separate account returns and increasing lapse rates generally result in charges.)	(after-tax) [1]
If actual separate account returns were 1% above or below our aggregated estimated return	$20 – $40	[3]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$10 – $25	[2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$90 – $120
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$50 – $80	[2]
Japan Variable Annuities

Effect on EGP-related
(Increasing separate account returns and decreasing lapse rates generally result in benefits. Decreasing	balances if unlocked
separate account returns and increasing lapse rates generally result in charges.)	(after-tax) [1]
If actual separate account returns were 1% above or below our aggregated estimated return	$5 – $20	[4] [5]
If actual lapse rates were 1% above or below our estimated aggregate lapse rate	$1 – $10	[2]
If we changed our future separate account return rate by 1% from our aggregated estimated future return	$50 – $70
If we changed our future lapse rate by 1% from our estimated aggregate future lapse rate	$10 – $25	[2]

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

[3]
The overall actual return generated by the U.S. variable annuity separate accounts is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings and as a result of the large proportion of separate account assets invested in U.S. equity markets, the Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 although no assurance can be provided that this correlation will continue in the future. Since September 30, 2008, the date of the last unlock, the actual return on U.S. variable annuity assets has been 21% below our estimated aggregate return. The Company estimates the actual return would need to drop by an additional 6% since December 31, 2008, before EGPs in the Company’s models fall outside of the statistical ranges of reasonable EGPs.

[4]
The overall actual return generated by the Japan variable annuity separate accounts is influenced by the variable annuity products offered in Japan as well as the wide variety of funds offered within the sub-accounts of those products. The actual return is also dependent upon the relative mix of the underlying sub-accounts among the funds. Unlike in the U.S., there is no global index or market that reasonably correlates with the overall Japan actual separate account fund performance. Since September 30, 2008, the date of the last unlock, the actual return on Japan variable annuity assets has been 15.5% below our estimated aggregate return. The Company estimates the actual return would need to drop by an additional 7.5% since December 31, 2008, before EGPs in the Company’s models fall outside of the statistical ranges of reasonable EGPs.

[5]
For the Company’s 3Win product in Japan, decreases in the contract holder’s account value (which is partially dependent upon equity market movements due to fixed contractual investment allocations) of greater than 20% of the initial deposit require the contract holder to withdraw 80% of their initial deposit without penalty or recover their initial investment through a payout annuity. The exercise of these options results in an acceleration of the amount of DAC amortization in a specific reporting period. During the fourth quarter of 2008 approximately 97% of all 3Win contractholders had account values that fell by 20% or more from their initial deposit. This resulted in accelerated amortization of DAC in the fourth quarter of 2008 of $194, pre-tax. Further declines in equity markets during 2009 could cause the entire remaining DAC balance of $11 to be amortized.

An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2008, the Company believed U.S. individual and Japan individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 6% and 49%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable. The extent of the charge against earnings upon the DAC and sales inducement assets becoming unrecoverable is dependent upon how much further beyond the thresholds listed above variable annuity EGPs decline. The Company estimates that for every 1% decline in variable annuity EGPs beyond the thresholds listed above, the DAC and sales inducements write-off would be $65 and $12, after-tax, for U.S. variable annuity and Japan variable annuity, respectively. If, at the end of any quarter, the EGPs in the Company’s models fall outside of the statistical ranges of reasonable EGPs, see footnote [3] above, and the Company has exceeded the threshold for recoverability, the Company will first “Unlock” the future EGPs to reflect the Company’s revised best estimates and second will re-test for recoverability.
Living Benefits Required to be Fair Valued
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider in the U.S., Japan and the U.K. The Company also offers a guaranteed minimum accumulation benefit (“GMAB”) with a variable annuity product offered in Japan. As of December 31, 2008 and December 31, 2007, the fair values of the GMWB liabilities are $6.6 billion and $715, respectively. As of December 31, 2008 the fair value of the GMAB liability is $0. As of December 31, 2007 the fair value of the GMAB was an asset of $2 because the present value of the fees expected to be earned in the future exceeded the present value claims expected to be paid in the future. Due to significant market declines in the fourth quarter of 2008, a large majority of the Company’s in force Japan 3 Win policies, which include a GMAB feature, annuitized or surrendered free of charge in the fourth quarter of 2008. See Note 4 of Notes to Consolidated Financial Statements for a description of the Japan GMAB.
Fair values for GMWB and GMAB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. Below is a description of the Company’s fair value methodologies for guaranteed benefit liabilities, the related reinsurance and customized derivatives, all accounted for under SFAS 133, prior to the adoption of SFAS 157 and subsequent to adoption of SFAS 157.

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

In valuing the embedded derivative, the Company attributes to the derivative a portion of fees collected from the contract holder equal to the present value of future claims (the “Attributed Fees”). Attributed Fees in dollars are determined at the inception of each quarterly cohort by setting the dollars equal to the present value of expected claims. The Attributed Fees, in basis points, are determined by dividing the Attributed Fees in dollars by the present value of account value. The Attributed Fees in basis points are locked-in for each quarterly cohort. Recent capital markets conditions, in particular high equity index volatility and low interest rates have increased the Attributed Fees for recent cohorts to a level above our rider fees.
Capital market assumptions can significantly change the value of embedded derivative living benefit guarantees. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity index volatility will all have the effect of increasing the value of the embedded derivative liability as of December 31, 2008 resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB. For example, independent future increases in fund mix towards equity based funds vs. bond funds, future increases in withdrawals, future decreasing mortality, future increasing usage of the step-up feature and decreases in lapses will all have the effect of increasing the value of the GMWB embedded derivative liability as of December 31, 2008 resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of decreasing the value of the embedded derivative liability as of December 31, 2008 resulting in a realized gain in net income. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts.
Valuation of Investments and Derivative Instruments
The Hartford’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial statements, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income at December 31, 2008 may not include the full impact of current year changes in valuation of the underlying assets and liabilities. Other investments primarily consist of derivatives instruments which are carried at fair value.
Valuation of Fixed Maturity, Short-Term and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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

The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. At December 31, 2008, the Company made fair value determinations which lowered prices received from third party pricing services and brokers by a total of $139. The securities adjusted had an amortized cost and fair value after the adjustment of $623 and $232, respectively, and were primarily commercial mortgage-backed securities (“CMBS”).
In accordance with SFAS 157, the Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. The SFAS 157 fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels (Level 1 — quoted prices in active markets for identical assets, Level 2 — significant observable inputs, or Level 3 — significant unobservable inputs). For further discussion of SFAS 157, see Note 4 of the Notes to the Consolidated Financial Statements. Based on this, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable.
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
The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by pricing source and SFAS 157 hierarchy level as of December 31, 2008.

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Priced via third party pricing services	$3,787	$50,252	$2,976	$57,015
Priced via independent broker quotations	—	—	3,962	3,962
Priced via matrices	—	180	4,693	4,873
Priced via other methods [1]	—	—	720	720
Short-term investments [2]	7,025	2,997	—	10,022

Total	$10,812	$53,429	$12,351	$76,592

% of Total	14.1%	69.8%	16.1%	100.0%

[1]
Represents securities for which adjustments were made to reduce prices received from third parties and certain private equity investments that are carried at the Company’s determination of fair value from inception. [2] Short-term investments are primarily valued at amortized cost, which approximates fair value.

[2]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As the estimated fair value of a financial instrument utilizes assumptions and estimates, the amount that may be realized may differ significantly.

The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of December 31, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below prime	$1,643	13.3%
Collateralized loan obligations (“CLOs”)	2,131	17.3%
Other	560	4.5%
Corporate
Matrix priced private placements	4,641	37.6%
Other	1,755	14.2%
CMBS	802	6.5%
Preferred stock	337	2.7%
Other	482	3.9%

Total Level 3 securities	$12,351	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.
•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.
•	ABS other primarily represents broker priced securities.
•	Corporate matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.
•
Corporate other primarily represents broker priced public securities and private placement securities qualified for sale under rule 144A, and long-dated fixed maturities where the term of significant inputs may not be sufficient to be deemed observable.

•
CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.

•	Preferred stock primarily represents lower quality preferred securities that are less liquid due to market conditions.
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts
Derivative instruments are reported on the consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of December 31, 2008 and 2007, 94% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs, with the exception of the customized swap contracts that hedge GMWB liabilities, that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the notional value and net fair value of derivatives instruments by SFAS 157 hierarchy level as of December 31, 2008.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$4,502	$—
Significant observable inputs (Level 2)	26,011	1,108
Significant unobservable inputs (Level 3)	23,915	2,330

Total	$54,428	$3,438

The following table presents the notional value and net fair value of the derivative instruments within the SFAS 157 Level 3 securities classification as of December 31, 2008.

	Notional Value	Fair Value
Credit derivatives	$3,629	$(358)
Interest derivatives	3,152	49
Equity derivatives	15,735	2,759
Other	1,399	(120)

Total Level 3	$23,915	$2,330

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
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.
The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, during 2008, the Company concluded $4.0 billion of unrealized losses were other-than-temporarily impaired and as of December 31, 2008, the Company’s unrealized losses on available-for-sale securities of $14.6 billion were temporarily impaired.
Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
Through September 30, 2008, for securitized financial assets with contractual cash flows, including those subject to EITF Issue No. 99-20, the Company periodically updated its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows used severe economic recession assumptions due to market uncertainty, similar to those the Company believed market participants would use. If the fair value of a securitized financial asset was less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate, an other-than-temporary impairment charge was recognized. The Company also considered its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. Beginning in the fourth quarter of 2008, the Company implemented FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (see Note 1 in the Notes to the Consolidated Financial Statements). Upon implementation, the Company continued to utilize the impairment process described above, however, rather than exclusively relying upon market participant assumptions, management judgment was also used in assessing the probability that an adverse change in future cash flows has occurred.
Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
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

Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 6.25% was the appropriate discount rate as of December 31, 2008 to calculate the Company’s pension and other postretirement obligation. Accordingly, the 6.25% discount rate will also be used to determine the Company’s 2009 pension and other postretirement expense. At December 31, 2007, the discount rate was also 6.25%.
As of December 31, 2008, a 25 basis point increase/decrease in the discount rate would decrease/increase the pension and other postretirement obligations by $116 and $9, respectively. However, because the Company employs a duration overlay program to adjust the duration of the fixed income component of the Plan assets to better match the duration of the liabilities, the funded status of the pension benefits would only increase/decrease by $43.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions utilized in Life’s DAC analysis to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2008. This assumption will be used to determine the Company’s 2009 expense. The long-term rate of return assumption at December 31, 2007, that was used to determine the Company’s 2008 expense, was also 7.30%.
Pension expense reflected in the Company’s net income was $122, $131 and $152 in 2008, 2007 and 2006, respectively. The Company estimates its 2009 pension expense will be approximately $134, based on current assumptions. To illustrate the impact of these assumptions on annual pension expense for 2009 and going forward, a 25 basis point decrease in the discount rate will increase pension expense by approximately $12 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $9.
In 2008, the deterioration of the global economy, together with the current credit crisis, caused significant volatility in interest rates and equity prices, which caused actual asset returns of the Plan’s investment portfolios to be less than expected. As provided for under SFAS No. 87, the Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual asset returns for the plans of $(441) and $331 for the years ended December 31, 2008 and 2007, respectively, as compared to expected returns of $279 and $283 for the years ended December 31, 2008 and 2007, respectively, will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. The level of actuarial net losses continues to exceed the allowable amortization corridor as defined under SFAS No. 87. Based on the 6.25% discount rate selected as of December 31, 2008 and taking into account estimated future minimum funding, the difference between actual and expected performance in 2008 will increase annual pension expense in future years. The increase in pension expense will be approximately $30 in 2009 and will increase ratably to an increase of approximately $205 in 2014.
Contingencies Relating to Corporate Litigation and Regulatory Matters
Management follows the requirements of SFAS No. 5 “Accounting for Contingencies.” This statement requires management to evaluate each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.
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

Goodwill Impairment
SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. The fixed and variable annuity components of Individual Annuity have been aggregated into one reporting unit; the 401(k), 457 and 403(b) components of Retirement have been aggregated into one reporting unit; the variable life, universal life and term life components of Individual Life have been aggregated into one reporting unit; the private placement life insurance and institutional investment products components of the Institutional Solutions Group have been aggregated into one reporting unit; the group disability and group life components of Group Benefits have been aggregated into one reporting unit; the Japan, Brazil and U.K. components of International have been aggregated into one reporting unit, and the homeowners and automobile components of Personal Lines have been aggregated into one reporting unit. In circumstances where the components of an operating segment constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component such as with Other Retail, which combined with Individual Annuity constitutes the Retail operating segment, and Hartford Financial Products, the Company has classified those components as reporting units.
As of December 31, 2008, the Company had goodwill allocated to the following reporting units:

	Segment Goodwill	Goodwill in Corporate	Total
Other Retail	$159	$92	$251
Retirement Plans [1]	79	69	148
Institutional Solutions Group	—	32	32
Individual Life	224	118	342
Group Benefits	—	138	138
Personal Lines	119	—	119
Hartford Financial Products within Specialty Commercial	30	—	30

Total	$611	$449	$1,060

[1]	In 2008, the Company completed three acquisitions that resulted in additional goodwill of $79 in Retirement Plans.
As of December 31, 2007, the Company had goodwill allocated to the following reporting units:

	Segment Goodwill	Goodwill in Corporate	Total
Individual Annuity	$422	$308	$730
Other Retail	159	92	251
Retirement Plans	—	69	69
Institutional Solutions Group	—	32	32
Individual Life	224	118	342
Group Benefits	—	138	138
International	—	15	15
Personal Lines	119	—	119
Hartford Financial Products within Specialty Commercial	30	—	30

Total	$954	$772	$1,726

The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.
Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, the level of the Company’s own share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management for Life reporting units and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the reporting unit’s fair value to decrease.
The Company completed its annual goodwill assessment for the individual reporting units within Life and Property & Casualty as of January 1, 2008 and September 30, 2008, respectively. The conclusion reached as a result of the annual goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value (the first step of the goodwill impairment test).

However, as noted above, goodwill is reassessed at an interim date if certain circumstances occur which would cause the entity to conclude that it was more likely than not that the carrying value of one or more of its reporting units would be in excess of the respective reporting unit’s fair value. As a result of the sharp decline in the equity markets during the fourth quarter of 2008 and a sharp decline in The Hartford’s share price below book value per share, the Company concluded, in connection with the preparation of its year end financial statements, that the conditions had been met to warrant an interim goodwill impairment test.
The Company believes one of the significant drivers in the decline of its traded per share price is the risks associated with the death and living benefit guarantees offered with the products sold by the Individual Annuity and International reporting units and the related U.S. GAAP and statutory requirements.
As a result of the testing performed during the fourth quarter of 2008, which included the effects of decreasing sales outlooks and declining equity markets on future earnings, the fair value for each reporting unit continued to be in excess of the respective reporting unit’s carrying value except for the Life Individual Annuity and International reporting units. For both of these reporting units, the Company concluded that the fair value of the reporting unit had declined significantly, as evidenced by the decline in the Company’s share price, due to the significant risks associated with the product suite discussed above. As a result of the step 2 analysis, the allocation of the fair value of the Individual Annuity and International reporting units to their respective assets and liabilities as of December 31, 2008 indicated an implied level of goodwill of $0 for both reporting units. Therefore, the Company recorded an impairment charge of $730 and $15 of goodwill which had been allocated to the Individual Annuity and International reporting units, respectively.
The goodwill impairment charge of $745 included $323 that had resulted from the Company’s buyback of the Life operations in 2000. The buyback goodwill was reported in Corporate but had been allocated to Life reporting units for purposes of goodwill impairment testing, including $308 to Individual Annuity and $15 to International. This portion of the impairment was recorded in Corporate. The remaining impairment charge of $422 was recorded in Individual Annuity and related to the Company’s prior acquisitions of Planco, Inc. and Fortis Financial Group, Inc.
If current market conditions persist during 2009, in particular, if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an annual or interim impairment test. Subsequent reviews of goodwill could result in additional impairment of goodwill during 2009.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Years Ended December 31,
Operating Summary	2008	2007	2006
Earned premiums	$15,503	$15,619	$15,023
Fee income	5,135	5,436	4,739
Net investment income (loss)
Securities available-for-sale and other	4,335	5,214	4,691
Equity securities held for trading [1]	(10,340)	145	1,824

Total net investment income (loss)	(6,005)	5,359	6,515
Other revenues	504	496	474
Net realized capital losses	(5,918)	(994)	(251)

Total revenues	9,219	25,916	26,500
Benefits, losses and loss adjustment expenses	14,088	13,919	13,218
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(10,340)	145	1,824
Amortization of deferred policy acquisition costs and present value of future profits	4,271	2,989	3,558
Insurance operating costs and expenses	3,993	3,894	3,252
Interest expense	343	263	277
Goodwill impairment	745	—	—
Other expenses	710	701	769

Total benefits, losses and expenses	13,810	21,911	22,898
Income (loss) before income taxes	(4,591)	4,005	3,602
Income tax expense (benefit)	(1,842)	1,056	857

Net income (loss)	$(2,749)	$2,949	$2,745

[1]
Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Net Income (Loss) by Operation and Life Segment	2008	2007	2006
Life
Retail	$(1,399)	$812	$536
Individual Life	(43)	182	150

Total Individual Markets Group	(1,442)	994	686
Retirement Plans	(157)	61	101
Group Benefits	(6)	315	298

Total Employer Markets Group	(163)	376	399
International	(325)	223	231
Institutional	(502)	17	78
Other	(11)	(52)	47

Total Life	(2,443)	1,558	1,441
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	280	322	429
Small Commercial	437	508	422
Middle Market	169	157	214
Specialty Commercial	71	(18)	46

Ongoing Operations underwriting results	957	969	1,111
Net servicing income [1]	31	52	53
Net investment income	1,056	1,439	1,225
Net realized capital losses	(1,669)	(160)	(17)
Other expenses	(219)	(248)	(222)
Income tax (expense) benefit	33	(575)	(596)

Ongoing Operations	189	1,477	1,554
Other Operations	(97)	30	(35)

Total Property & Casualty	92	1,507	1,519
Corporate	(398)	(116)	(215)

Net income (loss)	$(2,749)	$2,949	$2,745

[1]	Net of expenses related to service business.

Operating Results
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased primarily due to decreases in Life of $4.0 billion for the year ended December 31, 2008 compared to the year ended December 31, 2007. Additionally, Property & Casualty net income decreased $1.4 billion for the year ended December 31, 2008 compared to the year ended December 31, 2007. Corporate results decreased primarily due to a goodwill impairment charge of $323, after-tax.
The decrease in Life’s net income was due to the following:
•
Realized losses increased as compared to the comparable prior year period primarily due to impairments on investment securities and net losses from the adoption of SFAS 157. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•
Life recorded a DAC unlock charge of $941, after-tax, during the third quarter of 2008 as compared to a DAC unlock benefit of $210, after-tax, during the third quarter of 2007. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC unlock.

•
Declines in assets under management in Retail, primarily driven by market depreciation of $37.8 billion for Individual Annuity and $20.2 billion for retail mutual funds during 2008, drove declines in fee income compared to 2007.

•
Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investments income and a decrease in investment yield for fixed maturities.

•	A goodwill impairment of $274, after-tax, in Retail.
•	The effect of the triggering of the guaranteed minimum income benefit for the 3 Win product was $151, after-tax.
Property & Casualty results changed from net income of $1.5 billion in 2007 to net income of $92 in 2008, largely due to a $1.1 billion after-tax increase in net realized capital losses on investments, a $325 after-tax decrease in net investment income and a $238 after-tax increase in current accident year catastrophes, partially offset by a $147 after-tax net release of prior accident year reserves in 2008.
•
Ongoing Operations’ net income decreased by $1.3 billion in 2008, from net income of $1.5 billion in 2007 to net income of $189 in 2008. Before income taxes, Ongoing Operations’ results deteriorated by $1.9 billion, primarily due to a $1.5 billion increase in net realized capital losses on investments, a $383 decrease in net investment income and a $366 increase in current accident year catastrophes, partially offset by a $210 increase in net favorable prior accident year development and more favorable underwriting results from personal auto and workers’ compensation lines of business. The increase in net realized capital losses of $1.5 billion in 2008 was primarily due to impairments of subordinated fixed maturities and preferred equity securities in the financial services sector as well as of securitized assets. Contributing to the $383 decrease in net investment income was a change from net income to net losses on limited partnerships and other alternative investments in 2008 and decreased fixed maturity income. The $366 increase in current accident year catastrophes was largely due to losses incurred from hurricane Ike in September of 2008 and an increase in losses from tornadoes and thunderstorms in the South and Midwest. The $210 increase in net favorable prior accident year development was primarily due to larger net reserve releases for workers’ compensation, professional liability and personal auto liability claims.

•
Other Operations reported a net loss of $97 in 2008 compared to net income of $30 in 2007. Before income taxes, Other Operations’ results deteriorated by $184, primarily due to a $196 increase in net realized capital losses on investments, largely driven by impairments of subordinated fixed maturities and preferred equity securities in the financial services sector as well as of securitized assets, and a $51 decrease in net investment income, partially offset by a $64 decrease in net unfavorable prior accident year reserve development.

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
Property & Casualty net income decreased by $12 for the year ended December 31, 2007. Ongoing Operations’ net income decreased by $77 for the year, while Other Operations improved its results by $65, primarily due to a reduction in unfavorable loss reserve development.
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
Income Taxes
The effective tax rate for 2008, 2007 and 2006 was 40%, 26%, and 24%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% for 2008, 2007 and 2006 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2008 pre-tax loss and a decrease in the tax expense on the 2007 and 2006 pre-tax income. Income taxes paid in 2008, 2007 and 2006 were $253, $451, and $179 respectively. For additional information, see Note 13 of Notes to Consolidated Financial Statements.
The separate account dividends-received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The estimated DRD was updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD varied from earlier estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains and asset values at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company intends to review its DRD computations on a quarterly basis, beginning in 2009. The Company recorded benefits of $176, $155 and $174 related to the separate account DRD in the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The 2008 benefit included a benefit of $9 related to a true-up of the prior year tax return, the 2007 benefit included a charge of $1 related to a true-up of the prior year tax return, and the 2006 benefit included a benefit of $6 related to true-ups of prior years’ tax returns.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS may ultimately propose for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.

The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $16, $11 and $17 related to separate account FTC in the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $4, $0 and $7 in 2008, 2007 and 2006 respectively.
The Company’s unrecognized tax benefits increased by $15 during 2008 as a result of tax positions taken on the Company’s 2007 tax return and expected to be taken on its 2008 tax return, bringing the total unrecognized tax benefits to $91 as of December 31, 2008. This entire amount, if it were recognized, would affect the effective tax rate.
Earnings (Losses) Per Common Share
The following table represents earnings per common share data for the past three years:

	2008	2007	2006
Basic earnings (losses) per share	$(8.99)	$9.32	$8.89
Diluted earnings (losses) per share	$(8.99)	$9.24	$8.69
Weighted average common shares outstanding (basic)	306.7	316.3	308.8
Weighted average common shares outstanding and dilutive potential common shares (diluted)	306.7	319.1	315.9
For additional information on earnings (losses) per common share see Note 2 of Notes to Consolidated Financial Statements.
Outlooks
The Hartford provides projections and other forward-looking information in the “Outlook” sections within MD&A. The “Outlook” sections contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each “Outlook” section and in Item 1A, Risk Factors.
Outlook
During 2008, the Company has been negatively impacted by conditions in the global financial markets and economic conditions in general. As these conditions persist in 2009, the Company would anticipate that it would continue to be negatively impacted, including the effect of rating downgrades that have occurred and those that could occur in the future. See Risk Factors in Item 1A.
Life
Retail
In the long-term, management continues to believe the market for retirement products will expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy.
Near-term, the industry and the Company are experiencing lower variable annuity sales as a result of recent market turbulence and uncertainty in the U.S. financial system. Current market pressures are also increasing the expected claim costs, the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Some companies have already begun to increase the price of their guaranteed living benefits and change the level of guarantees offered. In 2009, the Company intends to adjust pricing levels and take certain actions to reduce the risks in its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and explore other risk limiting techniques such as increased hedging or other reinsurance structures. Competitor reaction, including the extent of competitor risk limiting strategies, is difficult to predict and may result in a decline in Retail’s market share.
Significant declines in equity markets and increased equity market volatility are also likely to continue to impact the cost and effectiveness of our GMWB hedging program. Continued equity market volatility could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Equity Risk Management section within Capital Markets Risk Management.
During periods of volatile equity markets, policyholders may allocate more of their variable account assets to the fixed account options and fixed annuities may see increased deposits. In the fourth quarter of 2008, the Company has seen an increase in fixed annuity deposits compared to prior quarters. Management expects this trend to continue throughout 2009 or until the equity markets begin to stabilize and improve.

For the retail mutual fund business net sales can vary significantly depending on market conditions. The Company has seen a decline in mutual fund deposits and net flows during the fourth quarter as a result of increased equity market volatility and the declines in equity values throughout the fourth quarter. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
The decline in assets under management as a result of continued declines in the equity markets throughout 2008 have decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during the fourth quarter of 2008 and management expects this strain to continue in 2009. Management will continue to actively evaluate its expense structure to ensure the business is controlling costs while maintaining its level of service to our customers.
Individual Life
Sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the year ended December 31, 2008, variable universal life sales and account values decreased 30% and 34%, respectively, compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management. The variable universal life mix was 40% of total life insurance in-force for the year ended December 31, 2008.
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
Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. As of December 31, 2008, the transaction provided approximately $429 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through approximately December 31, 2009. The use of the letter of credit will result in a decline in net investment income and increased expenses in future periods for Individual Life. As its business evolves in this product line, Individual Life will evaluate the need for, and availability of, an additional capital transaction, which may impact the capacity to write these policies in the future.
For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to mitigate earnings volatility; however, death claim experience may lead to periodic short-term earnings volatility. Individual Life is currently evaluating and preparing to implement changes to its reinsurance structure in 2009 in an effort to balance the overall profitability of its business while minimizing earnings volatility associated with higher retention limits.
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
Retirement Plans
The future financial results of the Retirement Plans segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus and additional investments in service and technology will occur.
During 2008, the Company completed three Retirement Plans acquisitions. The acquisition of part of the defined contribution record keeping business of Princeton Retirement Group gives Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients and at acquisition added $2.9 billion in mutual funds to Retirement Plans assets under management and $5.7 billion of assets under administration. The acquisition of Sun Life Retirement Services, Inc., at acquisition added $15.8 billion in Retirement Plans assets under management across 6,000 plans and provides new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC., provides web-based technology to address data management, administration and benefit calculations. These three acquisitions were not accretive to 2008 net income. Furthermore, net income as a percentage of assets is expected to be lower in 2009 reflecting a full year of the new business mix represented by the acquisitions, which includes larger, more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.

Given the recent market declines and increased volatility during the fourth quarter of 2008, the Company has seen and expects that growth in Retirement deposits will be negatively affected if businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The severe decline in equity markets in the second half of 2008 has significantly reduced Retirement Plans assets under management, which has strained its net income. This earnings strain is expected to continue throughout 2009 or until the equity markets improve.
Group Benefits
Group Benefits’ sales may fluctuate based on the competitive pricing environment in the marketplace. In 2008, the Company generated fully insured ongoing premium growth in the group life and disability operations. During 2007, the Company completed a renewal rights transaction associated with its medical stop loss business, which caused lower earned premium and sales growth in 2008. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting. The Company has not seen a meaningful impact in disability loss ratios as a result of the recent economic downturn. While claims incidence may increase during a recession, the Company would expect the impact to the disability loss ratio to be within the normal range of volatility.
The current economic downturn has resulted in rising unemployment combined with the potential for employees to lessen spending on the Company’s products may impact future premium growth. Nonetheless, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates opportunities for our products and services.
International
Financial results depend on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets, while unfavorable market performance will have the reverse effect. In addition, higher or lower account value levels, whether driven by market or currency impacts on the underlying investments, will generally reduce or increase, respectively, certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). In addition, International’s financial results are significantly impacted by the exchange rate between the U.S. dollar and the Japanese yen. Prudent expense management is also an important component of product financial results.
Due to significant market declines in the fourth quarter, approximately 97% of our in-force 3 Win policies, or $3.1 billion in account value, have triggered the associated GMIB. As a result of the GMIB trigger, the majority of our 3 Win policies annuitized or surrendered free of charge in the fourth quarter of 2008. This significantly and negatively impacted fourth quarter net flows and will continue to reduce future profitability. For further details on the trigger of the GMIB associated with the 3 Win product, see Unlock and Sensitivity Analysis within Critical Accounting Estimates.
Competition has increased dramatically in the Japanese market from both domestic and foreign insurers. In addition to seeing new entrants in the Japanese market, our existing competitors are rapidly introducing new products, some of which include shorter guarantee periods as well as ratcheting guarantee features and higher equity asset allocation. This increase in competition has impacted current deposits and is expected to negatively impact future deposit levels. In addition, the Company continues to evaluate product designs that meet customers’ needs while maintaining prudent risk management. During the second and third quarters of 2008, the Company launched a new product called “Rising Income/Care Story,” which is a GMWB variable annuity combined with a nursing care rider, as well as the new product “Plus 5,” which is a 10-year GMAB variable annuity with a 5% bonus at year 10. The success of the Company’s product offerings will ultimately be based on customer acceptance in an increasingly competitive environment.
During 2008 the Company has experienced lower than expected surrenders and related surrender fees. In addition, the Company has experienced significant market declines and therefore some of the product guarantees have increased in cost. Specifically, the trigger of the 3 Win product, referenced above, has reduced variable annuity assets under management and will negatively impact overall financial results and is expected to result in a lower return on assets than in prior years.
In 2009, the Company intends to review its variable annuity product features in an effort to reduce the risks and costs associated with variable annuity benefit features in the current economic environment.

Institutional
Institutional’s markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of deposits. Most Institutional product issuances depend on pricing levels as well as the Company’s credit ratings and perceived financial stability and may be negatively impacted by rating agency downgrades of the Company that have occurred during February 2009 or could occur in the future.
During 2008, the Company ceased issuance of retail and institutional funding agreement backed notes, largely due to the change in customer preference to FDIC-insured products. Prospectively, the Company will issue only Guaranteed Investment Contracts (GIC) and on a limited basis, funding agreements. The Company will be disciplined and opportunistic in capturing new GIC and funding agreement opportunities, and accordingly, deposits in 2009 are expected to be substantially lower than 2008 amounts. The Company expects stable value products will experience negative net flows in 2009 as contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months). Approximately $3.9 billion of account value will be paid out on stable value contracts during 2009. As of December 31, 2008, Institutional has no remaining contracts that contain an unexercised investor option feature that allows for contract surrender at book value. The Company has the option to accelerate the repayment of principal for certain other stable value products and will evaluate calling these contracts individually based upon the financial benefits to the Company.
The net income of this segment will depend on Institutional’s ability to increase assets under management, mix of business, net investment spread and investment performance. The net investment spread, discussed in the Performance Measures section of this MD&A, has declined in 2008 versus prior year amounts and we expect investment spread will remain pressured in 2009 due to the anticipated performance of limited partnerships and other alternative investments as well as the decline in short term interest rates.
Property & Casualty
In 2009, management expects Ongoing Operations written premium to be flat to slightly lower, reflecting the continuation of competitive market conditions. However, written premium growth in 2009 may be significantly lower if the economy deteriorates more than management expects or if the market perceives greater uncertainty about the financial strength of the Company as a result of reductions in the financial strength ratings of the Company’s property and casualty subsidiaries that have occurred or could occur.
Within the Personal Lines segment, the Company expects written premium to be flat to modestly higher in 2009, with growth in AARP partially offset by a decline in Agency. The Company expects personal auto written premium to be flat to modestly higher and homeowners’ written premium to be flat to slightly lower. The expected increase in AARP written premium will be largely driven by continued direct marketing to AARP members and an expansion of underwriting appetite through the continued roll-out of the “Next Gen Auto” product. The expected decline in Agency written premium will be driven by the Company’s decision to stop renewing Florida homeowners’ policies sold through agents. Apart from the effect of non-renewing Florida homeowners business in Agency, management expects a slight increase in Agency written premium driven by appointing more agents and increasing market penetration in select markets.
In 2009, the Company expects to increase its auto and homeowners written premium generated from direct sales to the consumer and from agents selling the AARP product. In 2008, the Company launched a brand and channel expansion pilot in four states: Arizona, Illinois, Tennessee and Minnesota and expects to expand the initiative to additional states in 2009. In the targeted states, the Company will increase Personal Lines brand advertising and launch direct marketing efforts beyond its existing AARP program. In addition, certain agents in the targeted states will be authorized to offer the Company’s AARP product.
While carriers in the personal lines industry will continue to compete on price, management expects that written pricing in Personal Lines will continue to increase modestly in 2009 in response to rising loss costs. For the Company, written pricing in 2008 increased 2% in both auto and homeowners.
Within Small Commercial, management expects written premium in 2009 to be flat to slightly lower, primarily driven by an increase in workers’ compensation written premium with an expected decline in commercial auto written premium. Contributing to the expected increase in workers’ compensation written premium will be an expansion of underwriting appetite in selected industries and an expansion of business written through payroll service providers. In 2008, average premium per policy in Small Commercial is expected to continue to decline due to written pricing decreases, a lower average premium on Next Generation Auto business and the potential for an increase in mid-term endorsements as insureds reduce coverage due to the economic downturn. Written pricing in Small Commercial decreased by 2% in 2008.
Management expects that 2009 written premium for Middle Market will be lower as the Company takes a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Written pricing for Middle Market business declined by 5% in 2008 and while management expects written pricing to begin to stabilize in 2009, management expects carriers will continue to price new business more aggressively than renewals. Management expects to compete for new business and protect renewals in Middle Market by, among other actions, refining its pricing models, increasing its willingness to write more workers’ compensation business on a mono-line basis and writing larger property policies and umbrella general liability policies.
Within Specialty Commercial, management expects written premium to be flat to slightly lower, primarily driven by a decrease in property written premium, largely offset by an increase in professional liability, fidelity and surety written premium and an increase in casualty written premium.

Excluding catastrophes and prior accident year development, Ongoing Operations underwriting margins will likely decline in 2009 due primarily to increases in both the loss and loss adjustment expense ratio as well as the expense ratio, partially offset by lower anticipated policyholder dividends. The Ongoing Operations’ 2009 accident year loss and loss adjustment expense ratio before catastrophes is expected to increase due to mid single-digit increases in claim cost severity and continued earned pricing decreases in commercial lines, partially offset by moderately favorable claim frequency.
For auto business, emerged claim frequency in 2008 was favorable to the prior year and claim severity was slightly higher. In 2009, management expects claim severity will increase and claim frequency will be less favorable than it was in 2008. Non-catastrophe loss costs of homeowners claims increased in 2008 due to higher claim frequency and severity and management expects loss costs to continue to increase in 2009, driven by higher claim severity.
Small Commercial experienced favorable frequency on workers’ compensation claims in recent accident years and management expects favorable frequency to continue for the 2009 accident year though not as favorable as it has been. While the Company experienced favorable non-catastrophe property losses on package business and commercial auto claims in 2008, management expects that severity will increase for non-catastrophe property claims in 2009 and that frequency will be less favorable.
For Middle Market, management expects an increase in claim cost severity in 2009 across all lines, although the increase in claim severity for non-catastrophe property claims will not likely be as high as it was in 2008 when the Company experienced a number of individually large property losses. Partially offsetting the expected increase in severity is an expectation of moderately lower frequency.
On professional liability business within Specialty Commercial, the Company expects its losses from the fallout of the sub-prime mortgage market and from the alleged Madoff fraud to be manageable based on several factors. Principal among them is the diversified nature of the product and customer portfolio, with the majority of the Company’s total in-force professional liability net written premium derived from policyholders with privately-held ownership and, therefore, relatively low shareholder class action exposure. The Company’s average net limit exposed is $8 at an average attachment point of $74 on reported claims or notices of potential claims on sub-prime exposed policies. While the Madoff alleged fraud case continues to evolve, based on the involved parties noted in press reports to date, the Company expects a limited number of its policies will be exposed and, based on the net limits expected to be at risk, does not expect its losses from the Madoff case will be material.
The Ongoing Operations expense ratio is expected to increase in 2009, in part, due to a lower expected earned premium in Middle Market, the amortization of a higher amount of acquisition costs on AARP business and an increase in the cost of investments in technology to support future growth. The policyholder dividend ratio was unusually high in 2008 due to the accrual of $26 in dividends due to certain workers’ compensation policyholders as a result of underwriting profits. (See the Property and Casualty MD&A section for further discussion.)
Current accident year catastrophe losses in 2008, at 5.3 percent of Ongoing Operations’ earned premium, were higher than the long-term historical average due principally to hurricane Ike and higher than average losses from tornadoes and thunderstorms in the South and Midwest. While catastrophe losses vary significantly from year to year and are unpredictable, management has assumed that catastrophe losses in 2009 will be closer to 3% to 3.5% of earned premium. The Company will continue to manage its exposure to catastrophe losses through the ongoing assessment of its risk, disciplined underwriting and the use of reinsurance and other risk transfer alternatives, as appropriate. As of January 1, 2009, the Company’s retention under its principal property catastrophe reinsurance program remained at $250 per catastrophe event. With the January 1, 2009 renewal, the cost of the Company’s principal property catastrophe reinsurance program increased modestly.
Driven primarily by an expected increase in loss costs and underwriting expenses, the Company expects the Ongoing Operations’ combined ratio before catastrophes and prior accident year development in 2009 to be higher than the 88.9 achieved in 2008. At the segment level, the combined ratio before catastrophes and prior accident year development is expected to be higher in 2009 for Personal Lines, Small Commercial and Middle Market as increases in loss costs are expected to outpace earned pricing. For Specialty Commercial, management expects that the combined ratio before catastrophes and prior accident year development for 2009 will be in line with the ratio for 2008.
Property & Casualty operating cash flow is expected to be less favorable in 2009 than in 2008, although still positive. Based upon the current interest rate and credit environment, Property & Casualty expects a slightly higher investment portfolio yield for 2009.
The Other Operations segment will continue to manage the discontinued operations of the Company as well as claims (and associated reserves) related to asbestos, environmental and other exposures. The Company will continue to review various components of all of its reserves on a regular basis. The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2009, Other Operations reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter 2009, and environmental liabilities in the third quarter of 2009. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.

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
Institutional provides customized investment, insurance, and income solutions to select markets. Products include structured settlements, institutional annuities (primarily terminal funding cases), stable value products, and income annuities. Furthermore, Institutional offers variable private placement life insurance (“PPLI”) owned by corporations and high net worth individuals, as well as mutual funds owned by institutional investors.
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
Life’s financial results in its variable annuity, mutual fund and, to a lesser extent, variable universal life businesses, depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. Life uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative financial results of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs. See the Critical Accounting Estimates section of the MD&A for further information on DAC unlocks. During 2008, primarily as a result of current market conditions, the Company recorded an unlock charge of $932.
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

	As of and for the years ended December 31,
Product/Key Indicator Information	2008	2007	2006

Retail U.S. Individual Variable Annuities
Account value, beginning of period	$119,071	$114,365	$105,314
Net flows	(6,235)	(2,733)	(3,150)
Change in market value and other	(38,258)	7,439	12,201

Account value, end of period	$74,578	$119,071	$114,365

Retail Mutual Funds
Assets under management, beginning of period	$48,383	$38,536	$29,063
Net sales	2,840	5,545	5,659
Change in market value and other	(20,191)	4,302	3,814

Assets under management, end of period	$31,032	$48,383	$38,536

Individual Life Insurance
Variable universal life account value, end of period	$4,802	$7,284	$6,637
Total life insurance in-force	195,464	179,483	164,227

Retirement Plans Group Annuities
Account value, beginning of period	$27,094	$23,575	$19,317
Net flows	2,418	1,669	2,545
Change in market value and other	(7,314)	1,850	1,713

Account value, end of period	$22,198	$27,094	$23,575

Retirement Plans Mutual Funds
Assets under management, beginning of period	$1,454	$1,140	$947
Net sales/(redemptions)	(446)	103	59
Acquisitions	18,725	—	—
Change in market value and other	(4,895)	211	134

Assets under management, end of period	$14,838	$1,454	$1,140

Japan Annuities
Account value, beginning of period	$37,637	$31,343	$26,104
Net flows [1]	714	4,525	4,393
Change in market value and other	(10,921)	(608)	1,195
Effect of currency translation	7,065	2,377	(349)

Account value, end of period	$34,495	$37,637	$31,343

S&P 500 Index
Year end closing value	903	1,468	1,418
Daily average value	1,220	1,477	1,310

[1]
Includes the effect of the triggering of the guaranteed minimum income benefit (“GMIB”) for the 3 Win product of which $(809) relates to policyholders surrendering and $(170) relates to the current period annuity payments.

Year ended December 31, 2008 compared to year ended December 31, 2007
Assets under management, across all businesses have had substantial reductions in values from prior year primarily due to declines in equity markets during 2008. The changes in line of business assets under management have also been affected by:
•	Retail U.S. individual variable annuity recorded increased negative net flows as a result of increased competition and equity market volatility.
•	Retail Mutual funds has seen positive net sales as a result of diversified sales growth.
•	Individual Life insurance in-force growth has occurred across multiple product lines, including term, universal life and variable universal life.
•	Retirement Plans group annuities has seen positive net flows driven by higher deposits as a result of the expanded sales force obtained through the 2008 acquisitions.

•
Retirement Plans mutual funds reflects an increase of $18.7 billion from the acquisition of servicing rights of Sun Life Retirement Services, Inc and Princeton Retirement Group, both of which closed in the first quarter of 2008. Net sales for 2008 reflect expected outflows on the acquired business.

•
International — Japan Annuities has seen positive net flows and favorable effects from currency exchange rates for 2008. Net flows have decreased in Japan annuities due the 3 Win trigger and to increased competition from domestic and foreign insurers, particularly competition relating to products offered with living benefit guarantees.

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
•
International — Japan annuity account values continue to grow as a result of positive net flows and a strengthening of the yen versus the dollar offset by a decline in market performance throughout the year

Net Investment Spread
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
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	For the years ended December 31,
	2008		2007		2006
Retail — Individual Annuity	73.1	bps	173.5	bps	153.0	bps
Individual Life	89.6	bps	130.3	bps	123.9	bps
Retirement Plans	92.3	bps	161.9	bps	152.0	bps
Institutional — Stable Value	20.5	bps	100.6	bps	84.8	bps
Year ended December 31, 2008 compared to year ended December 31, 2007
•
Retail — Individual Annuity, Individual Life, Retirement Plans and Institutional net investment spread decreased primarily due to negative earnings on limited partnership and other alternative investment income in 2008 compared to strong earnings in these classes in 2007 and lower yields on fixed maturities, partially offset by reduced credited rates.

Year ended December 31, 2007 compared to year ended December 31, 2006
•
Retail — Individual Annuity, Individual Life, Retirement Plans and Institutional net investment spreads increased primarily due to a higher allocation of investments in higher yield/higher risk investment classes, including limited partnerships and other alternative investments and relative strong performance of this asset class in 2007.

Premiums
Traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. Persistency refers to the percentage of policies remaining in-force from year-to-year.

	For the years ended December 31,
Group Benefits	2008	2007	2006
Total premiums and other considerations	$4,391	$4,301	$4,149
Fully insured ongoing sales (excluding buyouts)	820	770	861
Persistency	89%	87%	87%
•
Earned premiums and other considerations include $1, $27 and $12 in buyout premiums for the years ended December 31, 2008, 2007 and 2006, respectively. Total premiums and other considerations, excluding buyouts, increased in 2008 compared to 2007 due to increases in sales and persistency that were offset by lower premiums in the medical stop loss business as a result of the renewal rights transaction that closed during the second quarter of 2007. The increase in premiums and other considerations for Group Benefits in 2007 compared to 2006 was driven by growth in the block of business.

•
Fully insured ongoing sales, excluding buyouts, increased in 2008 from 2007 primarily due to national account and small case sales growth. Fully insured ongoing sales, excluding buyouts, declined in 2007 from 2006 primarily due to fewer large national account sales, and the small case competitive environment remained intense. The Company also completed a renewal rights arrangement associated with its medical stop loss business during the second quarter of 2007 eliminating new sales related to this business. In addition, there was an anticipated decrease in association life sales from an unusually high comparable prior year period.

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
The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third major category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits). Retail — Individual Annuity business accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for Life.

	For the years ended December 31,
	2008		2007		2006
Retail
General insurance expense ratio (individual annuity)	21.0	bps	17.9	bps	17.2	bps
DAC amortization ratio (individual annuity) [1]	218.5%		25.5%		65.3%
DAC amortization ratio (individual annuity) excluding DAC Unlock [1] [3]	65.2%		47.9%		52.4%

Individual Life
Death benefits	$359		$298		$251

Group Benefits
Total benefits, losses and loss adjustment expenses	$3,144		$3,109		$3,002
Loss ratio (excluding buyout premiums)	71.6%		72.1%		72.3%
Expense ratio (excluding buyout premiums)	27.0%		27.9%		27.6%

International — Japan
General insurance expense ratio	49.4	bps	48.4	bps	49.1	bps
DAC amortization ratio [2]	109.3%		35.3%		30.2%
DAC amortization ratio excluding DAC Unlock [2] [3]	77.8%		40.0%		40.7%

Institutional
General insurance expense ratio	14.1	bps	14.1	bps	14.7	bps

[1]	Excludes the effects of realized gains and losses.

[2]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gains (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[3]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Year ended December 31, 2008 compared to year ended December 31, 2007
•
The Retail DAC amortization ratio (individual annuity), excluding the effects of the 2008 Unlock and realized losses, increased due to the impairment of goodwill in the fourth quarter of 2008, which reduced pre tax earnings but did not affect EGPs. Excluding the impacts of the goodwill impairment, realized losses, and DAC Unlock, the DAC amortization ratio was 43.3%, which reflects the 2008 effect of changes in assumptions made as part of the 2007 and 2008 Unlocks.

•	The Retail general insurance expense ratio increased due to the impact of a declining asset base on relatively consistent expenses.
•	Individual Life death benefits increased, primarily due to growth of life insurance in-force and unfavorable mortality.
•	Group Benefits loss ratio decreased due to favorable disability and medical stop loss experience partially offset by unfavorable mortality.
•	Group Benefits expense ratio, excluding buyouts decreased primarily due to lower commission expense.
•
International — Japan DAC amortization ratio, excluding DAC Unlock and certain realized gains or losses, increased due to actual gross profits being less than expected as a result of lower fees earned on declining assets resulting in negative true-ups and a higher DAC amortization rate, as well as the accelerated amortization associated with the impact of the 3 Win trigger.

•	Institutional general insurance expense ratio is unchanged, as additional product development expenses were offset by higher assets under management.
Year ended December 31, 2007 compared to year ended December 31, 2006
•	Retail — Individual Annuity general insurance expense ratio increased in 2007 primarily due to higher service and technology costs.
•
The Retail DAC amortization ratio (individual annuity) excluding DAC Unlock declined in 2007, primarily due to increased net investment income on allocated capital and an increase in limited partnership and other alternative investment income.

•	Individual Life death benefits increased in 2007 primarily due to growth of life insurance in-force and unfavorable mortality.
•	Group Benefits expense ratio, excluding buyouts, increased in 2007 primarily due to higher DAC amortization.
•	Institutional general insurance expense ratio decreased in 2007 primarily due to higher assets under management.

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

Ratios	2008		2007		2006
Retail
Individual annuity return on assets (“ROA”)	(133.5	) bps	58.9	bps	39.9	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(96.5	) bps	(13.3	) bps	(7.4	) bps
Effect of DAC Unlock on ROA [3]	(68.0	) bps	15.6	bps	(6.0	) bps

ROA excluding realized gains (losses) and DAC Unlock	31.0	bps	56.6	bps	53.3	bps

Individual Life
After-tax margin	(4.7%)		16.0%		13.3%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin [1]	(13.1%)		(1.3%)		(1.5%)
Effect of DAC Unlock on after-tax margin [3]	(4.7%)		1.4%		(1.6%)

After-tax margin excluding realized gains (losses) and DAC Unlock	13.1%		15.9%		16.4%

Retirement Plans
Retirement ROA	(47.9	) bps	22.9	bps	44.7	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(51.5	) bps	(10.5	) bps	(3.1	) bps
Effect of DAC Unlock on ROA [3]	(15.0	) bps	(3.4	) bps	8.9	bps

ROA excluding realized gains (losses) and DAC Unlock	18.6	bps	36.8	bps	38.9	bps

Group Benefits
After-tax margin (excluding buyouts)	(0.1%)		6.7%		6.6%
Effect of net realized gains (losses), net of tax on after-tax margin (excluding buyouts) [1]	(7.3%)		(0.4%)		(0.1%)

After-tax margin (excluding buyouts) excluding realized gains (losses)	7.2%		7.1%		6.7%

International – Japan
International – Japan ROA	(72.9	) bps	73.4	bps	87.7	bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [1] [2]	(65.1	) bps	(8.1	) bps	(5.6	) bps
Effect of DAC Unlock on ROA [3]	(31.9	) bps	6.4	bps	18.5	bps

ROA excluding realized gains (losses) and DAC Unlock	24.1	bps	75.1	bps	74.8	bps

Institutional
Institutional ROA	(83.3	) bps	3.0	bps	16.6	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(85.0	) bps	(21.5	) bps	(5.1	) bps
Effect of DAC Unlock on ROA [3]	—	bps	0.2	bps	—	bps

ROA excluding realized gains (losses) and DAC Unlock	1.7	bps	24.3	bps	21.7	bps

[1]	See “Realized Capital Gains and Losses by Segment” table within the Life Section of the MD&A.

[2]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[3]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.
Year ended December 31, 2008 compared to year ended December 31, 2007
•
The decrease in Individual Annuity’s ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects the write-off of goodwill of $274 after-tax, or 19.4 bps; lower limited partnership and other alternative investment income; and the net effect of lower fees.

•
The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was due to lower net investment income from limited partnership and other alternative investments, unfavorable mortality expense, reduced net investment income associated with a more efficient capital approach for our secondary guarantee universal life business which released assets supporting capital and lower variable life insurance fees from equity market declines, partially offset by life insurance in-force growth, lower credited rates and higher surrender charges.

•
The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by an increase in assets under management due to the acquired rights to service $18.7 billion in mutual funds, comprised of $15.8 billion in mutual funds from Sun Life Retirement Services, Inc., and $2.9 billion in mutual funds from Princeton Retirement Group, both of which closed in the first quarter of 2008. The acquired blocks of assets produce a lower ROA as they are comprised of mutual fund assets and assets under administration as opposed to traditional annuity contracts. Also contributing to the decrease was lower yields on fixed maturity investments and a decline in limited partnership and other alternative investment income, higher service and technology costs and additional expenses associated with the acquisitions. Partially offsetting these decreases were tax benefits primarily associated with DRD.

•	The Group Benefit increase in after-tax margin was primarily due to the favorable expense ratio.
•
International-Japan ROA, excluding realized gains (losses) and the effect of the DAC Unlock, declined due to lower earned fees as a result of declining account values, lower surrender fees due to a reduction in lapses and an increase in the DAC amortization rate due to lower actual gross profits, as well as the accelerated DAC amortization associated with the 3 Win trigger.

•
The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decline in limited partnership and other alternative investment income. The decrease is also due to unfavorable mortality and lower yields on fixed maturity investments.

Year ended December 31, 2007 compared to year ended December 31, 2006
•
The increase in Individual Annuity’s ROA, excluding realized gains (losses) and DAC Unlock, was primarily due to increased net investment income on allocated capital and an increase in limited partnership and other alternative investment income. This was partially offset by an increase in the effective tax rate as a result of revisions in the estimates of the separate account DRD and FTC.

•	Individual Life’s decrease in after-tax margin, excluding realized gains (losses) and DAC Unlock, was primarily due to unfavorable mortality experience.
•	The decrease in Retirement Plan’s ROA, excluding realized gains (losses) and DAC Unlock, was primarily due to a shift in product mix resulting in lower fees as a percent of assets.
•
The increase in Institutional’s ROA, excluding realized gains (losses) and DAC Unlock, was primarily due to an increase in limited partnership and other alternative investment income and increased net investment income on allocated capital.

•	The increase in the Group Benefits after-tax margin, excluding buyouts, excluding realized gains (losses), was due to an improvement in the loss ratio, partially offset by higher DAC amortization.

Life Operating Summary	2008	2007	2006
Earned premiums	$5,165	$5,123	$4,590
Fee income	5,118	5,420	4,726
Net investment income (loss)
Securities available-for-sale and other	3,045	3,497	3,184
Equity securities held for trading [1]	(10,340)	145	1,824

Total net investment income (loss)	(7,295)	3,642	5,008
Net realized capital losses	(4,138)	(819)	(260)

Total revenues [2]	(1,150)	13,366	14,064

Benefits, losses and loss adjustment expenses	7,381	7,002	6,216
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(10,340)	145	1,824
Amortization of deferred policy acquisition costs and present value of future profits	2,176	884	1,452
Goodwill impairment	422	—	—
Insurance operating costs and other expenses	3,300	3,230	2,708

Total benefits, losses and expenses	2,939	11,261	12,200

Income (loss) before income taxes	(4,089)	2,105	1,864
Income (loss) tax expense (benefit)	(1,646)	547	423

Net income (loss) [3]	$(2,443)	$1,558	$1,441

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $650 for the year ended December 31, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 of the Notes to the Consolidated Financial Statements.

[3]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $220 for the year ended December 31, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 of the Notes to the Consolidated Financial Statements.

Year ended December 31, 2008 compared to the year ended December 31, 2007
The decrease in Life’s net income was due to the following:
•
Realized losses increased as compared to the comparable prior year period primarily due to net losses from the adoption of SFAS 157 and impairments on investment securities. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A.

•
Life recorded a DAC unlock charge of $941, after-tax, during the third quarter of 2008 as compared to a DAC unlock benefit of $210, after-tax, during the third quarter of 2007. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC unlock.

•
Declines in assets under management in Retail, primarily driven by market depreciation of $37.8 billion for Individual Annuity and $20.2 billion for retail mutual funds during 2008, drove declines in fee income compared to 2007.

•
Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investments income and a decrease in investment yield for fixed maturities.

•	A goodwill impairment of $274, after-tax, in Retail.
•	The effect of the triggering of the guaranteed minimum income benefit for the 3 Win product was $151, after-tax.
Year ended December 31, 2007 compared to the year ended December 31, 2006
The increase in Life’s net income was due to the following:
•	The DAC Unlock benefit of $210 recorded in the third quarter of 2007.
•	Increased income on asset growth in the variable annuity, mutual fund, retirement and institutional businesses.
Partially offsetting the increase in Life’s net income were the following:
•	Increased non-deferrable individual annuity asset based commissions.
•	Unfavorable mortality in Individual Life.
•	Increased DAC amortization in Group Benefits due to the adoption of SOP 05-1.
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
Net realized gains (losses) for the year ended December 31, 2008

		Individual		Group
	Retail	Life	Retirement	Benefits	International	Institutional	Other	Total
Gains/losses on sales, net	$(31)	$(20)	$(38)	$(3)	$(20)	$167	$(32)	$23
Impairments	(474)	(245)	(243)	(513)	(114)	(740)	(95)	(2,424)
Japanese fixed annuity contract hedges, net	––	––	––	––	64	––	––	64
Periodic net coupon settlements on credit derivatives/Japan	(6)	(2)	(4)	(1)	(28)	––	6	(35)
SFAS 157 transition impact	(616)	––	––	––	(34)	––	––	(650)
Results of variable annuity hedge program
GMWB derivatives, net	(631)	––	––	––	(82)	––	––	(713)
Macro Hedge Program	40	––	––	––	34	––	––	74

Total results of variable annuity hedge program	(591)	––	––	––	(48)	––	––	(639)
Other, net	(192)	15	13	(23)	(242)	(216)	168	(477)

Total net realized capital gains (losses)	(1,910)	(252)	(272)	(540)	(422)	(789)	47	(4,138)
Income tax expense (benefit) and DAC	(859)	(89)	(101)	(188)	(133)	(277)	13	(1,634)

Total gains (losses), net of tax and DAC	$(1,051)	$(163)	$(171)	$(352)	$(289)	$(512)	$34	$(2,504)

Net realized gains (losses) for the year ended December 31, 2007

		Individual		Group
	Retail	Life	Retirement	Benefits	International	Institutional	Other	Total
Gains/losses on sales, net	$17	$7	$(11)	$8	$—	$13	$11	$45
Impairments	(87)	(21)	(22)	(19)	(48)	(148)	(13)	(358)
Japanese fixed annuity contract hedges, net	—	—	—	—	18	—	—	18
Periodic net coupon settlements on credit derivatives/Japan	1	—	—	—	(68)	3	24	(40)
Results of variable annuity hedge program
GMWB derivatives, net	(286)	––	––	––	––	––	––	(286)
Macro Hedge Program	(12)	––	––	––	––	––	––	(12)

Total results of variable annuity hedge program	(298)	––	––	––	––	––	––	(298)
Other, net	(14)	(14)	(8)	(19)	(18)	(56)	(57)	(186)

Total net realized capital losses	(381)	(28)	(41)	(30)	(116)	(188)	(35)	(819)
Income tax benefit and DAC	(212)	(13)	(13)	(12)	(52)	(67)	(4)	(373)

Total losses, net of tax and DAC	$(169)	$(15)	$(28)	$(18)	$(64)	$(121)	$(31)	$(446)

Net realized gains (losses) for the year ended December 31, 2006

		Individual		Group
	Retail	Life	Retirement	Benefits	International	Institutional	Other	Total
Gains/losses on sales, net	$(44)	$(1)	$(9)	$(6)	$(4)	$23	$(1)	$(42)
Impairments	(6)	(18)	(6)	(3)	(2)	(32)	(9)	(76)
Japanese fixed annuity contract hedges, net	—	—	—	—	(17)	—	—	(17)
Periodic net coupon settlements on credit derivatives/Japan	3	(1)	—	1	(63)	1	11	(48)
Results of variable annuity hedge program
GMWB derivatives, net	(26)	—	—	—	—	—	—	(26)
Macro Hedge Program	(14)	––	––	––	––	––	––	(14)

Total results of variable annuity hedge program	(40)	––	––	––	––	––	––	(40)
Other, net	––	(5)	(1)	(5)	(2)	(29)	5	(37)

Total net realized capital gains (losses)	(87)	(25)	(16)	(13)	(88)	(37)	6	(260)
Income tax expense (benefit) and DAC	3	(8)	(9)	(5)	(41)	(13)	1	(72)

Total losses, net of tax and DAC	$(90)	$(17)	$(7)	$(8)	$(47)	$(24)	$5	$(188)

The circumstances giving rise to the changes in these components are as follows:
Year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006

Gross Gains and Losses on Sale	•
Gross gains and losses on sales for the year ended December 31, 2008 primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included was a gain of $141 from the sale of a synthetic CDO, as well as losses on sales of HIMCO managed CLOs in the first quarter. For more information regarding these CLO losses, refer to the Variable Interest Entities section below. During the year ended December 31, 2008, securities sold at a loss were depressed, on average, approximately 2% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•
Gross gains and losses on sales for the year ended December 31, 2007 were primarily comprised of corporate securities. During the year ended December 31, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•
Gross gains on sales for the year ended December 31, 2006 were primarily within fixed maturities and were concentrated in U.S. government, corporate and foreign government securities. Gross losses on sale for the year ended December 31, 2006 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors.

Impairments	•	See the Other-Than-Temporary Impairments section of the “Investments” section of the MD&A for information on impairment losses.

SFAS 157	•	See Note 4 of the Notes to the Consolidated Financial Statements for a discussion of the SFAS 157 transition impact.

Variable Annuity Hedge Program	•	See Note 4 of the Notes to the Consolidated Financial Statements for a discussion of variable annuity hedge program gains and losses.

Other	•
Other, net losses for the year ended December 31, 2008 were primarily related to net losses of $291 related to transactional foreign currency losses predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, resulting from appreciation of the Yen and credit derivative losses of $222 due to significant credit spread widening. Also included were losses on HIMCO managed CLOs in the first quarter and derivative related losses of $39 in the third quarter due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. For more information regarding the CLO losses, refer to the Variable Interest Entities section below.

•
Other, net losses for the year ended December 31, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening as well as fluctuations in interest rates and foreign currency exchange rates. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities.

•
Other, net losses for the year ended December 31, 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.

RETAIL

Operating Summary	2008	2007	2006
Fee income and other	$2,757	$3,117	$2,695
Earned premiums	(4)	(62)	(86)
Net investment income	747	801	839
Net realized capital losses	(1,910)	(381)	(87)

Total revenues [1]	1,590	3,475	3,361

Benefits, losses and loss adjustment expenses	1,008	820	819
Insurance operating costs and other expenses	1,187	1,221	994
Amortization of deferred policy acquisition costs and present value of future profits	1,344	406	973
Goodwill impairment	422	—	—

Total benefits, losses and expenses	3,961	2,447	2,786

Income (loss) before income taxes	(2,371)	1,028	575
Income tax expense (benefit)	(972)	216	39

Net income (loss) [2]	$(1,399)	$812	$536

Assets Under Management	2008	2007	2006

Individual variable annuity account values	$74,578	$119,071	$114,365
Individual fixed annuity and other account values	11,278	10,243	9,937
Other retail products account values	398	677	525

Total account values [3]	86,254	129,991	124,827

Retail mutual fund assets under management	31,032	48,383	38,536
Other mutual fund assets under management	1,678	2,113	1,489

Total mutual fund assets under management	32,710	50,496	40,025

Total assets under management	$118,964	$180,487	$164,852

[1]
For the year ended December 31, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Consolidated Financial Statements.

[2]
For the year ended December 31, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209. For further discussion of the SFAS 157 transition impact, refer to Note 4 in the Notes to the Consolidated Financial Statements.

[3]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
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
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased primarily as a result of increased realized capital losses, the impact of the 2008 Unlock charge, the impairment of goodwill attributed to the individual annuity line of business and the effect of equity market declines on variable annuity and mutual fund fee income. Included in net realized capital losses in 2008 were changes in value on GMWB derivatives, impairments, and the adoption of SFAS 157 during the first quarter of 2008. For further discussion of the SFAS 157 transition impact, see Note 4 in the Notes to the Consolidated Financial Statements. For further discussion of realized capital losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2008 and 2007 Unlock; and the impairment of goodwill, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•
Fee income and other decreased $360 primarily as a result of lower variable annuity fee income due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $38.2 billion and net outflows of $6.2 billion during the year. Net outflows were driven by surrender activity resulting from the aging of the variable annuity in-force block of business; increased sales competition, particularly competition related to guaranteed living benefits, and volatility in the equity markets. Also contributing to the decrease in fee income was lower mutual fund fees due to declining assets under management primarily driven by market depreciation of $20.1 billion, partially offset by $2.8 billion of net flows.

Earned Premiums	•
Earned Premiums increased primarily due to an increase in life contingent premiums combined with a decrease in reinsurance premiums as a result of the lapsing of business covered by reinsurance and the significant decline in the equity markets.

Net investment income	•
Net investment income was lower primarily due to a $77 decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturity investments due to interest rate declines, partially offset by an increase in general account assets from increased fixed account sales.

Net realized capital losses	•
Net realized capital losses increased primarily as a result of losses on GMWB derivatives of $(631); the adoption of SFAS 157 during the first quarter of 2008, which resulted in realized capital losses of $(616); and impairments of $(474).

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased primarily as a result of the impact of the 2008 Unlock which increased the benefit ratio used in the calculation of GMDB reserves.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased primarily as a result of lower non deferrable asset based trail commissions due to equity market declines.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•
Amortization of DAC increased primarily due to the impact of the 2008 Unlock charge as compared to the 2007 Unlock benefit. This was partially offset by a DAC benefit associated with the adoption of SFAS 157 at the beginning of the first quarter of 2008.

Goodwill impairment	•
As a result of testing performed during the fourth quarter of 2008, all goodwill attributed to the individual annuity business in Retail was deemed to be impaired and was written down to $0. For further discussion of this impairment, see the Critical Accounting Estimates section of the MD&A.

Income tax expense (benefit)	•
The effective tax rate increased from 21% to 41% for the year ended December 31, 2008 as compared to the prior year primarily due to losses before income taxes in 2008 compared to pre-tax earnings in 2007. The impact of DRD and other permanent differences caused an increase in the tax benefit to above 35% on the 2008 pre tax loss and a decrease in the tax expense on the 2007 pre tax income.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income in Retail increased for the year ended December 31, 2007, primarily driven by lower amortization of DAC resulting from the unlock benefit in the third quarter of 2007, fee income growth in the variable annuity and mutual fund businesses, partially offset by increased non-deferrable individual annuity asset based commissions and mutual fund commissions. In addition, realized capital losses increased $294 for the year ended December 31, 2007 as compared to 2006. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. A more expanded discussion of income growth is presented below:

Fee income and other	•
Fee income increased for the year ended December 31, 2007 primarily as a result of growth in variable annuity average account values. The year-over-year increase in average variable annuity account values can be attributed to market appreciation of $7.4 billion during the year. Variable annuities had net outflows of $2.7 billion in 2007. Net outflows were driven by surrender activity due to the aging of the variable annuity in force block of business and increased sales competition, particularly competition related to guaranteed living benefits.

•
Mutual fund fee income increased 23% for the year ended December 31, 2007 due to increased assets under management driven by net sales of $5.5 billion and market appreciation of $4.4 billion during 2007.

Net investment income	•
Net investment income declined for the year ended December 31, 2007 due to a decrease in variable annuity fixed option account values of 11% or $635. The decrease in these account values can be attributed to a combination of transfers into separate accounts and surrender activity. Offsetting this decrease in net investment income was an increase in the returns from limited partnership and other alternative investment income of $14 for the year ended December 31, 2007.

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

INDIVIDUAL LIFE

Operating Summary	2008	2007	2006
Fee income and other	$899	$870	$885
Earned premiums	(71)	(62)	(53)
Net investment income	338	359	324
Net realized capital losses	(252)	(28)	(25)

Total revenues	914	1,139	1,131

Benefits, losses and loss adjustment expenses	627	562	497
Insurance operating costs and other expenses	202	193	179
Amortization of deferred policy acquisition costs and present value of future profits	169	121	243

Total benefits, losses and expenses	998	876	919

Income (loss) before income taxes	(84)	263	212
Income tax expense (benefit)	(41)	81	62

Net income (loss)	$(43)	$182	$150

Account Values	2008	2007	2006
Variable universal life insurance	$4,802	$7,284	$6,637
Universal life/interest sensitive whole life	4,727	4,388	4,035
Modified guaranteed life and other	653	677	699

Total account values	$10,182	$12,349	$11,371

Life Insurance In-force
Variable universal life insurance	$78,853	$77,566	$73,770
Universal life/interest sensitive whole life	52,356	48,636	45,230
Term life	63,334	52,298	44,175
Modified guaranteed life and other	921	983	1,052

Total life insurance in-force	$195,464	$179,483	$164,227

Individual Life provides life insurance solutions to a wide array of business intermediaries to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and small business insurance clients.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased for the year ended December 31, 2008, driven primarily by significantly higher realized capital losses and the impacts of the Unlock in the third quarter of 2008 as compared to the third quarter of 2007. For further discussion on the Unlock, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•
Fee income and other increased primarily due to an increase in cost of insurance charges of $45 as a result of growth in guaranteed universal life insurance in-force and fees on higher surrenders of $12 due to internal exchanges from non-guaranteed universal life insurance to variable universal life insurance. Partially offsetting these increases are the impacts of the 2008 and 2007 Unlocks as well as lower variable life fees as a result of equity market declines.

Earned premiums	•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to life insurance in-force growth.

Net investment income	•
Net investment income decreased primarily due to lower income from limited partnership and other alternative investments, lower yields on fixed maturity investments, and reduced net investment income associated with a more efficient capital approach for our secondary guarantee universal life business, which released assets supporting capital and the related net investment income earned on those assets (described further in the “Outlook” section), partially offset by growth in general account values.

Benefits, losses and loss adjustment expenses	•
Benefits, losses and loss adjustment expenses increased as a result of higher death benefits consistent with a larger life insurance in-force and unfavorable mortality, as well as the impact of the 2008 Unlock.

Insurance operating costs and other expenses	•	Insurance operating costs and other increased less than the growth of in-force business as a result of active expense management efforts.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•
Amortization of DAC increased primarily as a result of the unlock expense in 2008 as compared to the unlock benefit in 2007, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase in DAC amortization had a partial offset in amortization of deferred revenues, included in fee income.

Income tax expense (benefit)	•	Income tax benefits were a result of lower income before income taxes primarily due to an increase in realized capital losses and DAC amortization.
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
Fee income and other decreased primarily due to the impacts of the 2007 and 2006 Unlocks. Offsetting the impacts of the Unlocks, fee income increased primarily due to higher cost of insurance charges, the largest component of fee income, of $35 primarily driven by growth in variable universal and universal life insurance in-force. Variable fee income increased consistent with the growth in variable universal life insurance account value.

Earned premiums	•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums.

Net investment income	•
Net investment income increased consistent with growth in general account values. Individual Life earned additional net investment income throughout 2007 associated with higher returns from limited partnerships and other alternative investments.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses increased due to life insurance in-force growth and unfavorable mortality.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased in 2007 consistent with life insurance in-force growth.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•
Lower amortization of DAC resulted from the unlock benefit in 2007 as compared to an unlock expense in 2006. This decrease in DAC amortization had a partial offset in amortization of deferred revenues, included in fee income.

RETIREMENT PLANS

Operating Summary	2008	2007	2006
Fee income and other	$334	$238	$193
Earned premiums	4	4	19
Net investment income	342	355	326
Net realized capital losses	(272)	(41)	(16)

Total revenues	408	556	522

Benefits, losses and loss adjustment expenses	271	249	250
Insurance operating costs and other expenses	335	170	136
Amortization of deferred policy acquisition costs and present value of future profits	91	58	(4)

Total benefits, losses and expenses	697	477	382

Income (loss) before income taxes	(289)	79	140
Income tax expense (benefit)	(132)	18	39

Net income (loss)	$(157)	$61	$101

Assets Under Management	2008	2007	2006
403(b)/457 account values	$10,242	$12,363	$11,540
401(k) account values	11,956	14,731	12,035

Total account values [1]	22,198	27,094	23,575

403(b)/457 mutual fund assets under management [2]	99	26	—
401(k) mutual fund assets under management [3]	14,739	1,428	1,140

Total mutual fund assets under management	14,838	1,454	1,140

Total assets under management	$37,036	$28,548	$24,715

Total assets under administration – 401(k) [4]	$5,122	$—	$—

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	In 2007, Life began selling mutual fund based products in the 403(b) market.

[3]	During the year ended December 31, 2008, Life acquired the rights to service mutual fund assets from Sun Life Retirement Services, Inc., and Princeton Retirement Group.

[4]
During the year ended December 31, 2008, Life acquired the rights to service assets under administration (“AUA”) from Princeton Retirement Group. Servicing revenues from AUA are based on the number of plan participants and do not vary directly with asset levels. As such, they are not included in AUM upon which asset based returns are calculated.

The Retirement Plans segment primarily offers customized wealth creation and financial protection for corporate, government and tax-exempt employers through its two business units, 403(b)/457 and 401(k).
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income in Retirement Plans decreased due to higher net realized capital losses, the DAC Unlock in 2008 as compared to 2007 and increased operating expenses partially offset by growth in fee income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. For further discussion of the 2008 and 2007 Unlocks see Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•
Fee income and other increased primarily due to $109 of fees earned on assets relating to the acquisitions in the first quarter of 2008. Offsetting this increase was lower annuity fees driven by lower average account values as a result of market depreciation of $7.3 billion, partially offset by positive net flows of $2.4 billion over the past four quarters.

Net investment income	•	Net investment income declined due to a decrease in the returns from limited partnership and other alternative investment income of $33, partially offset by growth in general account assets.

Insurance operating costs and other expenses	•
Insurance operating costs and other expenses increased primarily attributable to operating expenses associated with the acquired businesses. Also contributing to higher insurance operating costs were higher trail commissions resulting from an aging portfolio and higher service and technology costs.

Amortization of deferred policy acquisition costs and present value of future profits	•
Amortization of deferred policy acquisition costs increased as a result of the higher Unlock in the third quarter of 2008 as compared to the Unlock in the third quarter of 2007, partially offset by lower DAC amortization associated with lower gross profits. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Income tax expense (benefit)	•
The income tax benefit for 2008 as compared to the prior year periods income tax expense was due to lower income before income taxes primarily due to increased realized capital losses and increased tax benefits associated with the dividends received deduction of $12.

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
Fee income increased for the year ended December 31, 2007 primarily due to an increase in 401(k) average account values. This growth in 401(k) business is primarily driven by positive net flows of $1.8 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Market appreciation contributed an additional $888 to assets under management in 2007.

Net investment income	•
Net investment income increased for the year ended December 31, 2007 for 403(b)/457 business due to growth in general account assets along with an increase in return on limited partnership and other alternative investments.

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

GROUP BENEFITS

Operating Summary	2008	2007	2006
Premiums and other considerations	$4,391	$4,301	$4,149
Net investment income	419	465	415
Net realized capital losses	(540)	(30)	(13)

Total revenues	4,270	4,736	4,551

Benefits, losses and loss adjustment expenses	3,144	3,109	3,002
Insurance operating costs and other expenses	1,128	1,131	1,101
Amortization of deferred policy acquisition costs	57	62	41

Total benefits, losses and expenses	4,329	4,302	4,144

Income (loss) before income taxes	(59)	434	407
Income tax expense (benefit)	(53)	119	109

Net income (loss)	$(6)	$315	$298

Earned Premiums and Other	2008	2007	2006
Fully insured – ongoing premiums	$4,355	$4,239	$4,100
Buyout premiums	1	27	12
Other	35	35	37

Total earned premiums and other	$4,391	$4,301	$4,149

Ratios, excluding buyouts
Loss ratio	71.6%	72.1%	72.3%
Loss ratio, excluding financial institutions	76.3%	77.3%	77.2%
Expense ratio	27.0%	27.9%	27.6%
Expense ratio, excluding financial institutions	22.4%	23.0%	22.9%
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
Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 9% to 10% of the segment’s 2008, 2007 and 2006 premiums and other considerations (excluding buyouts) respectively, and, on average, 4% to 5% of the segment’s 2008, 2007 and 2006 net income, excluding realized capital gains and losses.
Year ended December 31, 2008 compared to the year ended December 31, 2007
The decrease in net income for the year ended December 31, 2008, was primarily due to increased realized capital losses. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Premiums and other considerations	•	Premiums and other considerations increased largely due to business growth driven by new sales and persistency over the last twelve months.

Net investment income	•	Net investment income decreased primarily as a result of lower yields on fixed maturity investments and lower limited partnership and other alternative investment returns of $33.

Loss ratio	•
The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) decreased due to favorable disability and medical stop loss experience partially offset by unfavorable mortality.

Expense ratio	•	The segment’s expense ratio, excluding buyouts decreased compared to the prior year due primarily to lower commission expenses.

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

Premiums and other considerations	•	Premiums and other considerations increased largely due to business growth driven by new sales and persistency over the last twelve months.

Net investment income	•	Net investment income increased due to a higher invested asset base and increased interest income on allocated surplus.

Loss ratio	•
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

Expense ratio	•
The segment’s expense ratio, excluding buyouts, for the year ended December 31, 2007, increased primarily due to higher DAC amortization resulting from a shorter amortization period following the adoption of SOP 05-1.

INTERNATIONAL

Operating Summary	2008	2007	2006
Fee income	$881	$843	$709
Earned premiums	(9)	(11)	(8)
Net investment income	167	131	123
Net realized capital losses	(422)	(116)	(88)

Total revenues [1]	617	847	736

Benefits, losses and loss adjustment expenses	270	32	3
Insurance operating costs and other expenses	321	246	208
Amortization of deferred policy acquisition costs	496	214	167

Total benefits, losses and expenses	1,087	492	378

Income (loss) before income taxes	(470)	355	358
Income tax expense (benefit)	(145)	132	127

Net income (loss) [2]	$(325)	$223	$231

Assets Under Management – Japan	2008	2007	2006
Japan variable annuity account values	$29,726	$35,793	$29,653
Japan fixed annuity and other account values [3]	4,769	1,844	1,690

Total assets under management – Japan	$34,495	$37,637	$31,343

[1]
The transition impact related to the SFAS 157 adoption was a reduction in revenues of $34, for the year ended December 31, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 of the Notes to the Consolidated Financial Statements.

[2]
The transition impact related to the SFAS 157 adoption was a reduction in net income of $11, for the year ended December 31, 2008. For further discussion of the SFAS 157 transition impact, refer to Note 4 of the Notes to the Consolidated Financial Statements.

[3]	Japan fixed annuity and other account values includes an increase due to the net triggering impact of the GMIB pay-out annuity account value for the 3 Win product of $2.0 billion.
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

Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased for the year ended December 31, 2008 as a result of the 2008 Unlock versus the 2007 Unlock along with increased realized capital losses from the adoption of SFAS 157, which resulted in a net realized capital loss of $34 during the first quarter of 2008, the impact of the 3 Win trigger, impairment charges, increases in insurance operating costs and other expenses, partially offset by an increase in fee income. For further discussion on the Unlock and 3 Win trigger, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A. For further discussion of the SFAS 157 transition impact, see Note 4 of the Notes to the Consolidated Financial Statements. For further discussion of realized capital losses, see Realized Capital Gains and losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income	•
Fee income increased primarily due to growth in Japan’s variable annuity average assets under management. The increase in average assets under management over the past four quarters was driven by deposits of $3.0 billion and a $6.6 billion increase due to foreign currency exchange translation as the yen strengthened compared to the U.S. dollar. Deposits and favorable foreign currency exchange were offset by unfavorable market performance of $10.9 billion.

Benefits, losses and loss adjustment expenses	•
Benefits, losses and loss adjustment expense increased as a result of the impacts of the Unlock in the third quarter of 2008 as compared to the third quarter of 2007, the impact of the 3 Win trigger, as well as higher GMDB net amount at risk and increased claims costs. For further discussion of the 3 Win trigger, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Insurance operating costs and other expenses	•
Insurance operating costs and other expenses increased due to the growth and strategic investment in the Japan and Other International operations, as well as lower capitalization of deferred policy acquisition costs, as acquisition costs exceeded pricing allowables.

Amortization of deferred policy acquisition costs	•
Amortization of deferred policy acquisition costs increased as a result of the impacts of the Unlock in the third quarter of 2008 as compared to the third quarter of 2007, as well as the accelerated amortization associated with the 3 Win trigger. For further discussion of the 3 Win trigger see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Income Tax expense	•	Income tax expense decreased primarily as a result of a decline in income before taxes.
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

Fee income	•
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

Benefits, losses and loss adjustment expenses	•
The increase in benefits, losses and loss adjustment expenses for the year ended December 31, 2007 over the prior year period was due to the unlock benefit in the fourth quarter of 2006 exceeding the unlock benefit in the third quarter of 2007. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for the year ended December 31, 2007 due to the growth in the Japan operation.

Amortization of deferred policy acquisition costs and present value of future profits	•
Higher amortization of DAC resulted primarily from a decrease in the 2007 unlock benefit compared with the prior year period, as well as overall growth of operations. For further discussion, see Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

INSTITUTIONAL

Operating Summary	2008	2007	2006
Fee income and other	$152	$251	$125
Earned premiums	889	987	607
Net investment income	1,004	1,241	1,003
Net realized capital losses	(789)	(188)	(37)

Total revenues	1,256	2,291	1,698

Benefits, losses and loss adjustment expenses	1,907	2,074	1,484
Insurance operating costs and expenses	120	185	78
Amortization of deferred policy acquisition costs	19	23	32

Total benefits, losses and expenses	2,046	2,282	1,594

Income (loss) before income taxes	(790)	9	104
Income tax expense (benefit)	(288)	(8)	26

Net income (loss)	$(502)	$17	$78

Assets Under Management	2008	2007	2006
Institutional account values [1] [3]	$24,081	$25,103	$22,214
Private Placement Life Insurance account values [1]	32,459	32,792	26,131
Mutual fund assets under management [2]	2,578	3,581	2,567

Total assets under management	$59,118	$61,476	$50,912

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	Mutual fund assets under management include transfers from the Retirement Plans segment of $178 during 2006.

[3]	Institutional investment product account values include transfers from Retirement Plans and Retail of $763 during 2006.
Institutional provides customized investment, insurance, and income solutions to select markets. Products include PPLI owned by corporations and high net worth individuals, institutional annuities, mutual funds owned by institutional investors, structured settlements, and stable value contracts. Furthermore, Institutional offers individual products including income annuities and longevity assurance.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income in Institutional decreased primarily due to increased net realized capital losses and lower net investment income. For additional discussion of realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Further discussion of income is presented below:

Fee income and other
•     Fee income and other decreased primarily due to lower front-end loads on private placement life insurance (“PPLI”) cases during 2008. PPLI collects front-end loads recorded in fee income, offset by corresponding premium taxes reported in insurance operating costs and other expenses. For 2008 and 2007, PPLI deposits of $247 and $5.2 billion, respectively, resulted in fee income due to front-end loads of $2 and $107, respectively.

Earned premiums
•     Earned premiums decreased as compared to the prior year due to greater amounts of life contingent business sold in 2007. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

Net investment income
•     Net investment income declined due to a decrease in returns from limited partnership and other alternative investments income of $(127), lower yields on fixed maturity investments indexed to LIBOR, and lower assets under management. The decline in yield on fixed maturities was largely offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses. Assets under management decreased primarily due to stable value outflows.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses decreased primarily due to lower reserve increases as the result of lower sales in life contingent business, as well as lower interest credited on liabilities indexed to LIBOR. The decrease was partially offset by $8 greater mortality loss.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses decreased due to a decline in premium tax, driven by reduced PPLI deposits, partially offset by discontinued administrative system projects and product development expenses.

Income tax expense (benefit)	• The income tax benefit increased compared to the prior year primarily due to a decline in income before taxes primarily due to increased realized capital losses.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income in Institutional decreased for the year ended December 31, 2007 primarily due to increased realized capital losses of $151 as compared to 2006. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Offsetting the impact of realized capital losses, Institutional’s net income increased driven by higher assets under management, combined with increased returns on general account assets, primarily due to limited partnership and other alternative investment income. The following other factors contributed to the changes in income:

Fee income and other
•     Fee income increased for the year ended December 31, 2007 primarily due to higher Mutual Fund and PPLI assets under management on net flows and change in market appreciation of $5.8 billion and $2.1 billion, respectively, during the year. In addition, PPLI collects front-end loads recorded in fee income, offset by corresponding premium taxes reported in insurance operating costs and other expenses. During the year ended December 31, 2007, PPLI had deposits of $5.2 billion, which resulted in an increase in fee income due to front-end loads of $107.

Earned premiums
•     Earned premiums increased for the year ended December 31, 2007 primarily as a result of increased structured settlement life contingent sales, and one large terminal funding life contingent case sold in the third quarter. This increase in earned premiums was offset by a corresponding increase in benefits, losses and loss adjustment expenses.

Net investment income
•     Net investment income increased due to higher assets under management resulting from positive net flows of $1.5 billion during the year, and higher returns on limited partnerships and other alternative investments. Net flows were favorable primarily as a result of the Company’s funding agreement backed Investor Notes program.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses increased as compared to the comparable prior year period primarily due to higher assets under management, in addition to one large terminal funding life contingent case sold in the third quarter of 2007.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses increased due to greater premium tax, driven by increased PPLI deposits.

Income tax expense (benefit)	• The change in income taxes was due to lower income before income taxes primarily driven by the increase in realized capital losses.

OTHER

Operating Summary	2008	2007	2006
Fee income and other	$60	$67	$81
Net investment income (loss)
Securities available-for-sale and other	28	145	154
Equity securities held for trading [1]	(10,340)	145	1,824

Total net investment income (loss)	(10,312)	290	1,978
Net realized capital gains (losses)	47	(35)	6

Total revenues	(10,205)	322	2,065

Benefits, losses and loss adjustment expenses [1]	154	156	161
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(10,340)	145	1,824
Insurance operating costs and other expenses	7	84	12

Total benefits, losses and expenses	(10,179)	385	1,997
Income (loss) before income taxes	(26)	(63)	68
Income tax expense (benefit)	(15)	(11)	21

Net income (loss)	$(11)	$(52)	$47

[1]
Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Life includes in Other its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; inter-segment eliminations and the mark-to-mark adjustment for the International variable annuity assets that are classified as equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses.
Year ended December 31, 2008 compared to the year ended December 31, 2007

Net investment income
•     Net investment income on securities available-for-sale and other declined primarily due to decreases in yields on fixed maturity investments and declines in limited partnerships and other alternative investment income.

Realized capital gains (losses)	• See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses decreased for the year ended December 31, 2008 as compared to the prior year period, primarily due to a charge of $21 for regulatory matters in the second quarter of 2007 and reallocation of expenses to the applicable lines of business in 2008.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Insurance operating costs and other expenses
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

•     Also contributing to the increase in insurance operating costs and other expenses was $18, after-tax, of interest charged by Corporate on the amount of capital held by the Life operations in excess of the amount needed to support the capital requirements of the Life Operations for the year ended December 31, 2007

•     The Company recorded a reserve in the second quarter of 2007 for market regulatory matters of $21, after-tax. During the year, the Company recorded an insurance recovery of $9, after-tax, against the litigation costs associated with the regulatory matters.

Realized capital gains (losses)	• Refer to Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

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
Total Property & Casualty Financial Highlights
Earned Premiums
Earned premium growth is an objective for Personal Lines, Small Commercial and Middle Market. Earned premium growth is not a specific objective for Specialty Commercial since Specialty Commercial is largely comprised of transactional businesses where premium writings may fluctuate based on the segment’s view of perceived market opportunity. Written premiums are earned over the policy term, which is six months for certain Personal Lines auto business and 12 months for substantially all of the remainder of the Company’s business. Written pricing, new business growth and premium renewal retention are factors that contribute to growth in written and earned premium.

Written premiums [1]	2008	2007	2006
Personal Lines	$3,925	$3,947	$3,877
Small Commercial	2,696	2,747	2,728
Middle Market	2,242	2,326	2,515
Specialty Commercial	1,361	1,415	1,538
Other Operations	7	5	4

Total	$10,231	$10,440	$10,662

Earned premiums [1]
Personal Lines	$3,926	$3,889	$3,760
Small Commercial	2,724	2,736	2,652
Middle Market	2,299	2,420	2,523
Specialty Commercial	1,382	1,446	1,493
Other Operations	7	5	5

Total	$10,338	$10,496	$10,433

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Earned Premiums
Total Property & Casualty earned premiums decreased $158, or 2%, primarily due to lower earned premiums in Middle Market and Specialty Commercial, partially offset by increased earned premiums in Personal Lines.

Personal Lines
•     Earned premium grew by $37, or 1%, due to a $97, or 4%, increase in AARP earned premiums, partially offset by a $60, or 5%, decrease in Agency and other earned premiums. AARP earned premiums grew primarily due to modest earned pricing increases for both auto and homeowners and the effect of new business premium outpacing non-renewals in the last nine months of 2007. Agency earned premium decreased $43, or 4%, largely due to a decline in new business premium and premium renewal retention since the middle of 2007, partially offset by the effect of modest earned pricing increases.

Small Commercial
•     Earned premium decreased slightly, to $2,724, as a decrease in commercial auto was largely offset by an increase in worker’s compensation. Earned premium decreases were largely due to the effect of non-renewals outpacing new business for commercial auto business in 2008 and to earned pricing decreases, largely offset by new business outpacing non-renewals in workers’ compensation business over the last nine months of 2007 and first nine months of 2008.

Middle Market
•     Earned premium decreased by $121, or 5%, driven primarily by decreases in commercial auto, workers’ compensation and general liability. Earned premium decreases were driven primarily by a decline in earned pricing in 2008 and the effect of non-renewals outpacing new business in commercial auto and general liability over the last nine months of 2007 and first nine months of 2008, partially offset by the effect of new business outpacing non-renewals in workers’ compensation since the fourth quarter of 2007.

Specialty Commercial
•     Earned premium decreased by $64, or 4%, driven primarily by a decrease in property earned premiums and, to a lesser extent, casualty earned premiums. Property earned premiums decreased due largely to the Company’s decision to stop writing specialty property business with large, national accounts and lower new business and renewal retention for core excess and surplus lines business. Casualty earned premiums decreased primarily because of lower earned premium from captive programs and a decline in new business premium on loss-sensitive business written with larger accounts over the last nine months of 2007 and first three months of 2008.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned Premiums
Total Property & Casualty earned premiums increased by $63 due to an increase in Personal Lines and Small Commercial, partially offset by a decrease in Middle Market and Specialty Commercial.

Personal Lines
•     Earned premium grew by $129, or 3%, primarily due to an increase in AARP and Agency earned premiums. AARP earned premium grew primarily due to an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. Agency earned premium grew as a result of an increase in the number of agency appointments and further refinement of the Dimensions class plans. Partially offsetting this growth was the effect of the sale of the Omni non-standard auto business in the fourth quarter of 2006 which accounted for $127 of earned premium in 2006. Excluding Omni, Personal Lines’ earned premiums grew $251, or 7%, for the year ended December 31, 2007.

Small Commercial
•     Earned premium increased $84, or 3%, primarily due to new business premiums outpacing non-renewals for workers’ compensation business over the last six months of 2006 and the first six months of 2007.

Middle Market
•     Earned premium decreased by $103, or 4%, driven by decreases in all lines, including commercial auto, general liability, workers’ compensation and property. Earned premium decreases were driven by declines in earned pricing and premium renewal retention in all lines and a decline in new business premiums in all lines except workers’ compensation.

Specialty Commercial
•     Earned premium decreased by $47, or 3%, primarily driven by a decrease in casualty and property and a decrease in earned premiums assumed under inter-segment arrangements, partially offset by an increase in professional liability, fidelity and surety.

Net income

	2008	2007	2006
Underwriting results before catastrophes and prior accident year development	$1,129	$984	$1,240
Current accident year catastrophes	543	177	199
Unfavorable (favorable) prior accident year reserve development	(226)	48	296

Underwriting results	812	759	745
Net servicing and other income [1]	31	52	53
Net investment income	1,253	1,687	1,486
Other expenses	(222)	(249)	(223)
Net realized capital gains (losses)	(1,877)	(172)	9

Income (loss) before income taxes	(3)	2,077	2,070
Income tax benefit (expense)	95	(570)	(551)

Net income	$92	$1,507	$1,519

[1]	Net of expenses related to service business.
Net realized capital gains (losses)

	2008	2007	2006
Gross gains on sales	$180	$159	$205
Gross losses on sales	(448)	(121)	(164)
Impairments	(1,533)	(125)	(45)
Periodic net coupon settlements on credit derivatives	2	15	4
Other, net	(78)	(100)	9

Net realized capital gains (losses), before-tax	$(1,877)	$(172)	$9

Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased by $1,415, from net income of $1,507 in 2007 to net income of $92 in 2008, primarily driven by an increase in net realized capital losses and a decrease in net investment income.

Realized capital gains (losses)	Gross gains (losses) on sales, net

•     Gross gains and losses on sales in 2008 primarily resulted from the sale of corporate fixed maturities resulting from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included were losses on sales of CLOs in the first quarter for which HIMCO is the collateral manager. For more information regarding losses on the sale of HIMCO managed CLOs, refer to the Variable Interest Entities section of the “Investments” section of the MD&A.

• Gross gains and losses on sales in 2007 were primarily comprised of sales of foreign government, corporate, and municipal fixed maturity securities.

Impairments

•     Impairments of $1.5 billion in 2008 were primarily of subordinated fixed maturities and preferred equities within the financial services sector, as well as of securitized assets. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Other, net

•     Other, net realized capital losses in 2008 were primarily related to net losses on credit derivatives as a result of credit spread widening on credit derivatives that assume credit exposure. Also included were derivative related losses of $7 for the year ended December 31, 2008 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

•     Other, net realized capital losses in 2007 primarily resulted from the change in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, and the market’s flight to quality securities.

Net investment income
•     Investment income decreased $434, or 26%, due to a change from net income to net losses on limited partnerships and other alternative investments in 2008 and decreased fixed maturity income. The net losses on limited partnerships and other alternative investments were largely due to negative returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and credit spreads widening. The decrease in income from fixed maturities was attributable to lower income on variable rate securities due to declines in short term interest rates as well as an increased allocation to lower yielding U.S. Treasuries and short-term investments.

Underwriting results
•     Underwriting results before catastrophes and prior accident year reserve development increased by $145 as the result of a lower current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by the effect of the decline in earned premiums in Middle Market and Specialty Commercial. The 2008 results benefited from a lower current accident year loss and loss adjustment expense ratio before catastrophes for Small Commercial and Middle Market workers’ compensation claims, lower claim frequency on Personal Lines auto claims and lower non-catastrophe loss costs on Small Commercial package business, partially offset by higher non-catastrophe losses on Middle Market property and Personal Lines homeowners’ business.

•     The $366 increase in current accident year catastrophe losses was primarily due to more severe catastrophes in 2008, including losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.

•     The change to favorable prior accident year reserve development was largely due to a $210 increase in net favorable reserve development in Ongoing Operations, driven largely by an increase in net reserve releases for workers’ compensation, professional liability and personal auto liability claims. Refer to the “Reserves” section of the MD&A for further discussion.

Net servicing and other income
•     The $21 decrease in net servicing income was primarily driven by a decrease in servicing income from the AARP Health program, Specialty Risk Services and the Write Your Own flood program and the write-off of software used in administering policies for third parties.

Income tax expense
•     Income taxes changed from income tax expense of $570 in 2007 to an income tax benefit of $95 in 2008. Despite near break-even pre-tax income in 2008, there was a net income tax benefit in 2008 because the income tax benefit on realized capital losses was greater than the income tax expense on all other components of pre-tax income. A portion of the Company’s net investment income was generated from tax-exempt securities.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income decreased by $12, or 1%, in 2007, primarily driven by a decrease in Ongoing Operations’ current accident year underwriting results before catastrophes and a change to net realized capital losses, largely offset by an increase in net investment income and a decrease in Other Operations’ net unfavorable reserve development.

Underwriting results
•     Current accident year underwriting results before catastrophes decreased by $256, primarily due to a higher loss and loss adjustment expense ratio before catastrophes and prior accident year development, partially offset by the effect of exiting the Omni non-standard auto business, which generated a current accident year underwriting loss before catastrophes in 2006. The higher current accident year loss and loss adjustment expense ratio before catastrophes was driven by increased severity on Personal Lines auto liability claims, increased frequency on Personal Lines auto property damage claims and, to a lesser extent, increased severity on Personal Lines homeowners claims and a higher loss and loss adjustment expense ratio for both Small Commercial package business and Middle Market workers’ compensation claims.

•     Current accident year catastrophe losses decreased by $22. The largest catastrophe losses in 2007 were from wildfires in California, spring windstorms in the Southeast and Northeast, tornadoes and thunderstorms in the Midwest and a December ice storm in the Midwest. Catastrophes in 2006 included tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast.

•     The $248 reduction in net unfavorable prior accident year development was due to a $167 decrease in unfavorable reserve development in Other Operations and an $81 increase in net favorable reserve development in Ongoing Operations. The lower adverse development in Other Operations was primarily due to a $243 charge in 2006 to recognize the effect of the Equitas agreement and strengthening of the allowance for uncollectible reinsurance, partially offset by a $99 strengthening of reserves in 2007, primarily related to an adverse arbitration decision. The $81 increase in net favorable reserve development in Ongoing Operations was primarily due to a $151 release of workers’ compensation loss and loss adjustment expenses reserves in 2007 related to accident years 2002 to 2006, partially offset by an $83 net release of prior accident year hurricane reserves in 2006. Refer to the “Reserves” section of the MD&A for further discussion.

Realized capital gains (losses)	Gross gains (losses) on sales, net

• Gross gains and losses on sales in 2007 were primarily comprised of sales of foreign government, corporate, and municipal fixed maturity securities.

•     Gross gains on sales in 2006 were primarily from sales of corporate, foreign government and municipal fixed maturity securities. Gross losses on sales in 2006 were primarily from sales of corporate fixed maturities and CMBS.

Impairments

•     Impairments in 2007 primarily consisted of impairments of asset-backed securities backed by sub-prime residential mortgage loans and impairments of corporate securities in the financial services and homebuilders sectors. (See the Other-than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in 2007.)

Other, net

•     Other net realized capital losses in 2007 were primarily due to decreases in the fair value of non-qualifying derivatives attributable to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, and the market’s flight to quality securities.

Net investment income
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

Other expenses
•     The $26 increase in other expenses was primarily due to $49 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, partially offset by a reduction in the estimated cost of legal settlements in 2007.

Income tax expense	• Income taxes increased by $19, reflecting the increase in pre-tax income from 2006 to 2007, partially offset by a $20 benefit in 2007 from a tax true-up.

Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. The following table and the segment discussions for the years ended December 31, 2008, 2007 and 2006 include various ratios and measures of profitability. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

Ongoing Operations earned premium growth	2008	2007	2006
Personal Lines	1%	3%	4%
Small Commercial	—	3%	10%
Middle Market	(5%)	(4%)	4%
Specialty Commercial	(4%)	(3%)	(12%)

Ongoing Operations	(2%)	1%	3%

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	88.9	90.5	88.0

Catastrophe ratio
Current year	5.3	1.7	1.9
Prior years	(0.2)	0.1	(0.7)

Total catastrophe ratio	5.0	1.8	1.2
Non-catastrophe prior year development	(3.2)	(1.5)	0.1

Combined ratio	90.7	90.8	89.3

Other Operations net income (loss)	$(97)	$30	$(35)

Total Property & Casualty measures of net investment income
Investment yield, after-tax	3.2%	4.4%	4.1%
Average annual invested assets at cost	$29,797	$29,760	$27,324

Year ended December 31, 2008 compared to the year ended December 31, 2007
Ongoing Operations earned premium growth

Personal Lines
•     The decrease in the earned premium growth rate from 2007 to 2008 was due to a significantly lower growth rate on AARP business and a change to declining earned premium in Agency, partially offset by the effect of the sale of Omni in 2006 which lowered the growth rate in 2007. Excluding Omni, Personal Lines earned premium grew 7% in 2007. The effects of larger declines in auto and homeowners’ new business premium and a change to declining homeowners’ renewal retention since the middle of 2007 were largely offset by the effect of a change to modest earned pricing increases in auto.

Small Commercial
•     The earned premium growth rate in 2008 was reduced from moderate earned premium increases in 2007 to no growth in 2008. The decrease in the growth rate was primarily attributable to slightly larger earned pricing decreases in 2008 compared to 2007 and a change to decreasing premium renewal retention since the middle of 2007.

Middle Market
•     Earned premium declined in the mid-single digits in both 2007 and 2008. The effect of slightly larger earned pricing decreases in 2008 has been largely offset by the effect of a change to new business growth since the second quarter of 2008.

Specialty Commercial
•     Earned premium decreased by 4% in 2008 compared to a decrease of 3% in 2007. A larger earned premium decrease in property and a change from earned premium growth in professional liability, fidelity and surety in 2007 to no growth in 2008, was partially offset by an improvement in the rate of earned premium decline in casualty. Property earned premium decreased more significantly in 2008 than in 2007 due, in part, to a decision to stop writing specialty property business with large, national accounts. Also contributing to the larger decrease in property earned premium in 2008 were the effects of a change to decreasing earned pricing and a change to decreasing new business in 2008 on core excess and surplus lines business. The change to no growth in professional liability, fidelity and surety earned premium in 2008 was largely due to larger earned pricing decreases in 2008 than in 2007 and a change to declining new business in professional liability since the third quarter of 2007.

Ongoing Operations combined ratio
For 2008, the Ongoing Operations’ combined ratio was relatively flat at 90.7 as a 1.7 point increase in net favorable non-catastrophe prior accident year reserve development and a 1.6 point reduction in the current accident year combined ratio before catastrophes and prior year development was almost entirely offset by a 3.2 point increase in catastrophes, driven by higher current accident year catastrophes.

Combined ratio before catastrophes and prior accident year development
•     The combined ratio before catastrophes and prior accident year development decreased by 1.6 points, to 88.9, as the effects of a lower loss and loss adjustment expense ratio for Small Commercial and Middle Market workers’ compensation claims, lower claim frequency on Personal Lines auto claims and lower non-catastrophe losses on Small Commercial package business were partially offset by earned pricing decreases across the commercial lines businesses and higher non-catastrophe losses on Middle Market property and Personal Lines homeowners’ business.

Catastrophes
•     The catastrophe ratio increased by 3.2 points, primarily due to an increase in current accident year catastrophes in 2008, driven by losses from hurricane Ike and losses from tornadoes and thunderstorms in the South and Midwest.

Non-catastrophe prior accident year development
•     Net non-catastrophe prior accident year reserve development in Ongoing Operations was more favorable in 2008 than in 2007. Favorable non-catastrophe reserve development of 3.2 points, or $333, in 2008 included, among other reserve changes, a $156 release of reserves for workers’ compensation claims, primarily related to accident years 2000 to 2007, a $105 release of general liability claims, primarily related to accident years 2001 to 2007, and a $75 release of reserves for professional liability claims related to accident years 2003 through 2006. See the “Reserves” section for a discussion of prior accident year reserve development for Ongoing Operations in 2008.

Other Operations net income (loss)
•
Other Operations reported a net loss of $97 in 2008 compared to net income of $30 in 2007. The change from net income in 2007 to a net loss in 2008 was primarily due to an increase in net realized capital losses and lower net investment income, partially offset by a decrease in net unfavorable prior accident year reserve development. See the Other Operations segment MD&A for further discussion.

Investment yield and average invested assets
•
In 2008, the after-tax investment yield decreased due to a change from net income to net losses from limited partnerships and other alternative investments in 2008 and, to a lesser extent, a lower investment yield for fixed maturities.

•	Average annual invested assets at cost increased modestly due to positive operating cash flows, partially offset by the effects of impairments of securities and dividends paid to Corporate.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Ongoing Operations earned premium growth

Personal Lines
•     The decrease in the earned premium growth rate from 2006 to 2007 was due to the Company’s exit from the Omni non-standard auto business. Omni, which was sold in the fourth quarter of 2006, accounted for $127 of earned premium in 2006. Excluding Omni, the Personal Lines earned premium growth rate was 7% in both 2006 and 2007. In 2007, an increase in the growth rate of AARP earned premium was offset by the effect of a decrease in the growth rate of Agency earned premium.

Small Commercial
•     The decrease in the earned premium growth rate was primarily attributable to a decrease in new business written premium and premium renewal retention over the last six months of 2006 and the first six months of 2007. Also contributing to the lower growth rate was a decrease in earned pricing.

Middle Market
•     The change from an increase in earned premium in 2006 to a decrease in earned premium in 2007 was primarily attributable to earned pricing decreases, a decrease in new business written premium over the last six months of 2006 and the first six months of 2007 and a decrease in premium renewal retention over the first six months of 2007.

Specialty Commercial
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

Combined ratio before catastrophes and prior accident year development
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

Catastrophes
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

Investment yield and average invested assets
•
In 2007, the after-tax investment yield increased due to a higher yield on limited partnerships and other alternative investments and mortgage loans as well as due to a change in asset mix, including shifting a greater share of investments to these asset classes.

•	The average annual invested assets at cost increased as a result of positive operating cash flows and an increase in collateral held from increased securities lending activities.
How Property & Casualty seeks to earn income
Net income is a measure of profit or loss used in evaluating the performance of Total Property & Casualty and the Ongoing Operations and Other Operations segments. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results within Ongoing Operations are influenced significantly by changes in earned premium and the adequacy of the Company’s pricing. Underwriting profitability over time is also greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses.
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
In setting its pricing, Property & Casualty assumes an expected level of losses from natural or man-made catastrophes that will cover the Company’s exposure to catastrophes over the long-term. In most years, however, Property & Casualty’s actual losses from catastrophes will be more or less than that assumed in its pricing due to the significant volatility of catastrophe losses. Insurance Services Office, Inc. (“ISO”) defines a catastrophe loss as an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.
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
The investment return, or yield, on Property & Casualty’s invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before loss and loss adjustment expenses are paid. For longer tail lines, such as workers’ compensation and general liability, claims are paid over several years and, therefore, the premiums received for these lines of business can generate significant investment income. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the vast majority of Property & Casualty’s invested assets have been held in fixed maturities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities and asset-backed securities.
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

Policies in force
Policies in force represent the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Personal Lines, Small Commercial and Middle Market and is affected by both new business growth and premium renewal retention.
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
New business written premium
New business written premium represents the amount of premiums charged for policies issues to customers who were not insured with the Company in the previous policy term. New business written premium plus renewal policy written premium equals total written premium.
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
Catastrophe ratio
The catastrophe ratio (a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses (net of reinsurance) to earned premiums. By their nature, catastrophe losses vary dramatically from year to year. Based on the mix and geographic dispersion of premium written and estimates derived from various catastrophe loss models, the Company’s expected catastrophe ratio over the long-term is 3.0 to 3.5 points. See “Risk Management Strategy” below for a discussion of the Company’s catastrophe risk management program that serves to mitigate the Company’s net exposure to catastrophe losses. Catastrophe losses used to calculate the catastrophe ratio do not include the effect of reinstatement premiums or assessments.
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
Underwriting results
Underwriting results is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses, underwriting expenses and policyholder dividends. The Hartford believes that underwriting results provides investors with a valuable measure of before-tax profitability derived from underwriting activities, which are managed separately from the Company’s investing activities. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by management primarily based upon underwriting results. Underwriting results is also presented for Ongoing Operations and Other Operations. A reconciliation of underwriting results to net income for Ongoing Operations and Other Operations is set forth in their respective discussions herein.
Investment yield
The investment yield, or return, on the Company’s invested assets primarily includes interest income on fixed maturity investments. Based upon the fair value of Property & Casualty’s investments as of December 31, 2008 and 2007, approximately 82% and 89%, respectively, of invested assets were held in fixed maturities. A number of factors affect the yield on fixed maturity investments, including fluctuations in interest rates and the level of prepayments. The Company also invests in equity securities, mortgage loans, limited partnership arrangements and other alternative investments.
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
The Hartford attributes capital to each line of business or segment using an internally-developed, risk-based capital attribution methodology that incorporates management’s assessment of the relative risks within each line of business or segment, as well as the capital requirements of external parties, such as regulators and rating agencies. Net investment income earned on the Hartford Fire invested asset portfolio is allocated between Ongoing Operations and Other Operations based on the allocation of invested assets to each segment and the expected investment yields earned by each segment. Net investment income earned on the separate portfolios within Other Operations is recorded entirely within Other Operations. Based on the Company’s method of allocating net investment income for the Hartford Fire Insurance Pool and the net investment income earned by Other Operations on its separate investment portfolios, in 2008, the after-tax investment yield for Ongoing Operations was 3.2% and the after-tax investment yield for Other Operations was 3.6%.

Net realized capital gains (losses)
When fixed maturity, equity or other investments are sold, any gain or loss is reported in net realized capital gains (losses). Individual securities may be sold for a variety of reasons, including a decision to change the Company’s asset allocation in response to market conditions and the need to liquidate funds to meet large claim settlements. Accordingly, net realized capital gains (losses) for any particular period are not predictable and can vary significantly. In addition, net realized capital gains (losses) include other-than-temporary impairments in the fair value of investments, changes in the fair value of non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments. Refer to the Investment section of MD&A for further discussion of net investment income and net realized capital gains (losses).
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
For example, the Company has experienced favorable emergence of reported workers’ compensation claims for recent accident years and, during 2008, released workers’ compensation reserves in Small Commercial and Middle Market by a total of $156, primarily related to accident years 2000 to 2007. If reported losses on workers’ compensation claims for recent accident years continue to emerge favorably, reserves could be reduced further.
The Company has also seen favorable emergence during 2008 on Personal Lines auto liability claims. The severity of reported claims for the 2005 through 2007 accident years and the frequency of reported claims for the 2008 accident year have been lower than expected and reserves were released in the third and fourth quarter of 2008 as a result. If these favorable trends continue, future releases are possible.
The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2009, Other Operations’ reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter of 2009 and environmental liabilities in the third quarter of 2009. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial conditions of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.

A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2008 follows:
For the year ended December 31, 2008

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,042	$3,470	$4,697	$6,873	$17,082	$5,071	$22,153
Reinsurance and other recoverables	81	177	414	2,316	2,988	934	3,922

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,961	3,293	4,283	4,557	14,094	4,137	18,231

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,542	1,447	1,460	941	6,390	—	6,390
Current accident year catastrophes	258	122	116	47	543	—	543
Prior accident years	(51)	(89)	(134)	(81)	(355)	129	(226)

Total provision for unpaid losses and loss adjustment expenses	2,749	1,480	1,442	907	6,578	129	6,707
Payments	(2,718)	(1,377)	(1,418)	(593)	(6,106)	(485)	(6,591)

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,992	3,396	4,307	4,871	14,566	3,781	18,347

Reinsurance and other recoverables	60	176	437	2,110	2,783	803	3,586
Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,052	$3,572	$4,744	$6,981	$17,349	$4,584	$21,933

Earned premiums	$3,926	$2,724	$2,299	$1,382	$10,331	$7 $	10,338
Loss and loss expense paid ratio [1]	69.2	50.5	61.6	42.8	59.1
Loss and loss expense incurred ratio	70.0	54.3	62.7	65.6	63.7
Prior accident year development (pts.) [2]	(1.3)	(3.3)	(5.9)	(5.8)	(3.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Current accident year catastrophes
For 2008, net current accident year catastrophe loss and loss adjustment expenses totaled $543, of which $237 related to hurricane Ike. In addition to the $237 of net catastrophe loss and loss adjustment expenses from hurricane Ike, the Company incurred $20 of assessments due to hurricane Ike. The following table shows total current accident year catastrophe impacts in the year ended December 31, 2008:
For the Year Ended December 31, 2008

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Gross incurred claim and claim adjustment expenses for current accident year catastrophes	$260	$124	$130	$58	$572	$—	$572
Ceded claim and claim adjustment expenses for current accident year catastrophes	2	2	14	11	29	—	29

Net incurred claim and claim adjustment expenses for current accident year catastrophes	258	122	116	47	543	—	543
Assessments owed to Texas Windstorm Insurance Association due to hurricane Ike	10	7	3	—	20	—	20
Reinstatement premium ceded to reinsurers due to hurricane Ike	1	—	—	—	1	—	1

Total current accident year catastrophe impacts	$269	$129	$119	$47	$564	$—	$564

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
The Company’s estimate of ultimate loss and loss expenses arising from hurricanes and other catastrophes is based on covered losses under the terms of the policies. The Company does not provide residential flood insurance on its Personal Lines homeowners policies so the Company’s estimate of hurricane losses on Personal Lines homeowners business does not include any provision for damages arising from flood waters. The Company acts as an administrator for the Write Your Own flood program on behalf of the National Flood Insurance Program under FEMA, for which it earns a fee for collecting premiums and processing claims. Under the program, the Company services both personal lines and commercial lines flood insurance policies and does not assume any underwriting risk. As a result, catastrophe losses in the above table do not include any losses related to the Write Your Own flood program.

Prior accident year development recorded in 2008
Included within prior accident year development for the year ended December 31, 2008 were the following reserve strengthenings (releases).

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Released workers’ compensation reserves, primarily related to accident years 2000 to 2007	$—	$(92)	$(64)	$—	$(156)	$—	$(156)
Released reserves for general liability claims, primarily related to accident years 2001 to 2007	—	(15)	(90)	—	(105)	—	(105)
Released reserves for directors and officers claims and errors and omissions claims for accident years 2003 to 2006	—	—	—	(75)	(75)	—	(75)
Released reserves for personal auto liability claims related to accident years 2005 to 2007	(46)	—	—	—	(46)	—	(46)
Released commercial auto liability reserves, primarily related to accident years 2002 to 2007	—	—	(27)	—	(27)	—	(27)
Released reserves for extra-contractual liability claims under non-standard personal auto policies	(24)	—	—	—	(24)	—	(24)
Released reserves for construction defect claims for accident years 2005 and prior	—	—	—	(10)	(10)	—	(10)
Strengthened reserves for general liability and products liability claims primarily for accident years 2004 and prior	—	17	50	—	67	—	67
Strengthened reserves for national account general liability allocated loss adjustment expense reserves related to accident years 2004 and prior	—	—	—	25	25	—	25
Strengthening of net environmental reserves	—	—	—	—	—	53	53
Strengthening of net asbestos reserves	—	—	—	—	—	50	50
Other reserve re-estimates, net [1]	19	1	(3)	(21)	(4)	26	22

Total prior accident year development for the year ended December 31, 2008	$(51)	$(89)	$(134)	$(81)	$(355)	$129	$(226)

[1]	Includes reserve discount accretion of $26, including $6 in Small Commercial, $9 in Middle Market, $8 in Specialty Commercial and $3 in Other Operations.

During 2008, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
•
Released workers’ compensation reserves primarily related to accident years 2000 to 2007 by $156. These reserve releases are a continuation of favorable developments first recognized in 2005 and recognized in both 2006 and 2007. The reserve releases in 2008 resulted from a determination that workers’ compensation losses continue to develop even more favorably from prior expectations due, in part, to state legal reforms, including in California and Florida, and underwriting actions as well as cost reduction initiatives first instituted in 2003. In particular, the state legal reforms and underwriting actions have resulted in lower than expected medical claim severity. The $156 reserve release represented 3% of the Company’s net reserves for workers’ compensation claims as of December 31, 2007.

•
Released reserves for general liability claims primarily related to the 2001 to 2007 accident years by $105. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. During 2008, the Company observed that this favorable trend continued with the 2007 accident year. The number of reported claims for this line of business has been lower than expected, a trend first observed in 2005. Over time, management has come to believe that the lower than expected number of claims reported to date will not be offset by a higher than expected number of late reported claims. The $105 reserve release represented 4% of the Company’s net reserves for general liability claims as of December 31, 2007.

•
Released reserves for professional liability claims for accident years 2003 to 2006 by $75. During 2008, the Company updated its analysis of certain professional liability claims and the new analysis showed that claim severity for directors and officers losses in the 2003 to 2006 accident years were favorable to previous expectations, resulting in a reduction of reserves. The analysis also showed favorable emergence of claim severity on errors and omission policy claims for the 2004 and 2005 accident years, resulting in a release of reserves. The $75 reserve release represented 13% of the Company’s net reserves for professional liability claims as of December 31, 2007.

•
Released reserves for Personal Lines auto liability claims by $46, principally related to AARP business for the 2005 through 2007 accident years. Beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2005 through 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. In the third and fourth quarter of 2008, the Company recognized that favorable development in reported severity was a sustained trend and, accordingly, management reduced its reserve estimate. The $46 reserve release represented 3% of the Company’s net reserves for Personal Lines auto liability claims as of December 31, 2007.

•
Released commercial auto liability reserves by $27, primarily related to accident years 2002 to 2007. Management has observed fewer than previously expected large losses in accident years 2006 and 2007 and lower than previously expected severity on large claims in accident years 2002 to 2005. In 2008, management recognized that favorable development in reported claim severity was a sustained trend and, accordingly, management reduced its estimate of the reserves. The $27 reserve release represented 9% of the Company’s net reserves for Middle Market commercial auto liability claims as of December 31, 2007.

•
Released reserves for extra-contractual liability claims under non-standard personal auto policies by $24. As part of the agreement to sell its non-standard auto insurance business in November, 2006, the Company continues to be obligated for certain extra-contractual liability claims arising prior to the date of sale. Reserve estimates for extra-contractual liability claims are subject to significant variability depending on the expected settlement of individually large claims and, during 2008, the Company determined that the settlement value of a number of these claims was expected to be less than previously anticipated, resulting in a $24 release of reserves. The $24 reserve release represented 1% of the Company’s net reserves for Personal Lines auto liability claims as of December 31, 2007.

•
Released reserves for construction defect claims in Specialty Commercial by $10 for accident years 2005 and prior due to lower than expected reported claim activity. Lower than expected claim activity was first noted in the first quarter of 2007 and continued throughout 2007. In the first quarter of 2008, management determined that this was a verifiable trend and reduced reserves accordingly. The $10 reserve release represented 1% of the Company’s net reserves for Specialty Commercial general liability claims as of December 31, 2007.

•
Strengthened reserves for general liability and products liability claims primarily for accident years 2004 and prior by $67 for losses expected to emerge after 20 years of development. In 2007, management observed that long outstanding general liability claims have been settling for more than previously anticipated and, during the first quarter of 2008, the Company increased the estimate of late development of general liability claims. The $67 reserve strengthening represented 3% of the Company’s net reserves for general liability claims as of December 31, 2007.

•
Strengthened reserves for allocated loss adjustment expenses on national account general liability claims within Specialty Commercial by $25. Allocated loss adjustment expense reserves on general liability excess and umbrella claims were strengthened for accident years 2004 and prior as the Company observed that the cost of settling these claims has exceeded previous expectations. The $25 reserve strengthening represented 2% of the Company’s net reserves for Specialty Commercial general liability claims as of December 31, 2007.

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

•
Among other net reserve re-estimates for Other Operations in 2008, the Company recognized favorable prior year development of $30 on its HartRe assumed reinsurance liabilities as the result of lower than expected reported losses and $25 of adverse development for assumed reinsurance obligations of the Company’s Bermuda operations.

A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2007 follows:
For the year ended December 31, 2007

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$1,959	$3,421	$4,536	$6,359	$16,275	$5,716	$21,991
Reinsurance and other recoverables	134	214	479	2,260	3,087	1,300	4,387

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,825	3,207	4,057	4,099	13,188	4,416	17,604

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,576	1,594	1,561	961	6,692	—	6,692
Current accident year catastrophes	125	28	15	9	177	—	177
Prior accident years	(4)	(209)	(16)	84	(145)	193	48

Total provision for unpaid losses and loss adjustment expenses	2,697	1,413	1,560	1,054	6,724	193	6,917
Payments	(2,503)	(1,222)	(1,248)	(720)	(5,693)	(597)	(6,290)
Reallocation of reserves for unallocated loss adjustment expenses [1]	(58)	(105)	(86)	124	(125)	125	—

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,961	3,293	4,283	4,557	14,094	4,137	18,231

Reinsurance and other recoverables	81	177	414	2,316	2,988	934	3,922
Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,042	$3,470	$4,697	$6,873	$17,082	$5,071	$22,153

Earned premiums	$3,889	$2,736	$2,420	$1,446	$10,491	$5	$10,496
Loss and loss expense paid ratio [2]	64.4	44.7	51.5	49.8	54.3
Loss and loss expense incurred ratio	69.3	51.6	64.5	73.0	64.1
Prior accident year development (pts.) [3]	(0.1)	(7.6)	(0.7)	5.8	(1.4)

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

[2]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Prior accident year development recorded in 2007
Included within prior accident year development for the year ended December 31, 2007 were the following reserve strengthenings (releases).

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Release of workers’ compensation loss and loss adjustment expense reserves, primarily for accident years 2002 to 2006	$—	$(151)	$—	$—	$(151)	$—	$(151)
Release of general liability loss and loss adjustment expense reserves for accident years 2003 to 2006	—	—	(49)	—	(49)	—	(49)
Release of workers’ compensation loss reserves for accident years 1987 to 2000	—	(33)	—	—	(33)	—	(33)
Release of loss reserves for package business for accident years 2003 to 2006	—	(30)	—	—	(30)	—	(30)
Release of reserves for surety business for accident years 2003 to 2006	—	—	—	(22)	(22)	—	(22)
Release of commercial auto liability reserves for accident years 2003 and 2004	—	—	(18)	—	(18)	—	(18)
Release of reserves on Personal Lines auto liability claims for accident years 2002 to 2006	(16)	—	—	—	(16)	—	(16)
Release of reserves on errors & omissions policies for accident year 2005	—	—	—	(15)	(15)	—	(15)
Strengthening of workers’ compensation loss and loss adjustment expense reserves for accident years 1987 to 2001	—	—	—	47	47	—	47
Strengthening of workers’ compensation reserves for accident years 1973 & prior	—	—	40	—	40	—	40
Strengthening of general liability reserves for accident years more than 20 years old	—	—	14	25	39	—	39
Strengthening of general liability reserves primarily related to accident years 1987 to 1997	—	—	—	34	34	—	34
Strengthening or reserves primarily as a result of an adverse arbitration decision	—	—	—	—	—	99	99
Strengthening of environmental reserves	—	—	—	—	—	25	25
Other reserve reestimates, net [1]	12	5	(3)	15	29	69	98

Total prior accident year development for the year ended December 31, 2007	$(4)	$(209)	$(16)	$84	$(145)	$193	$48

[1]	Includes reserve discount accretion of $31, including $6 in Small Commercial, $8 in Middle Market, $11 in Specialty Commercial and $6 in Other Operations.

During the year ended December 31, 2007, the Company’s reestimates of prior accident year reserves included the following significant reserve changes.
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

•
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

A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2006 follows:
For the year ended December 31, 2006

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,152	$3,023	$4,185	$6,060	$15,420	$6,846	$22,266
Reinsurance and other recoverables	385	192	565	2,306	3,448	1,955	5,403

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,767	2,831	3,620	3,754	11,972	4,891	16,863

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,396	1,509	1,577	1,025	6,507	—	6,507
Current accident year catastrophes	120	34	36	9	199	—	199
Prior years	(38)	(75)	13	36	(64)	360	296

Total provision for unpaid losses and loss adjustment expenses	2,478	1,468	1,626	1,070	6,642	360	7,002
Payments	(2,309)	(1,092)	(1,189)	(725)	(5,315)	(835)	(6,150)
Net reserves of Omni business sold	(111)	—	—	—	(111)	—	(111)

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,825	3,207	4,057	4,099	13,188	4,416	17,604
Reinsurance and other recoverables	134	214	479	2,260	3,087	1,300	4,387

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$1,959	$3,421	$4,536	$6,359	$16,275	$5,716	$21,991

Earned premiums	$3,760	$2,652	$2,523	$1,493	$10,428	$5	$10,433
Loss and loss expense paid ratio [1]	61.4	41.1	47.3	48.4	51.0
Loss and loss expense incurred ratio	65.9	55.3	64.6	71.5	63.7
Prior accident year development (pts.) [2]	(1.0)	(2.8)	0.5	2.5	(0.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.

Prior accident year development recorded in 2006
Included within prior accident year development for the year ended December 31, 2006 were the following reserve strengthenings (releases).

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Net release of catastrophe loss reserves for 2004 and 2005 hurricanes	$(23)	$(22)	$(3)	$(35)	$(83)	$—	$(83)
Release of Personal Lines auto liability reserves for accident year 2005	(31)	—	—	—	(31)	—	(31)
Strengthening of Personal Lines auto liability reserves for claims with exposure in excess of policy limits	30	—	—	—	30	—	30
Strengthening of general liability loss and loss adjustment expense reserves for accident years 1998 to 2005	—	—	20	—	20	—	20
Release of allocated loss adjustment expense reserves for workers’ compensation and package business for accident years 2003 to 2005	—	(33)	(25)	—	(58)	—	(58)
Release of Personal Lines auto liability reserves for accident year 2003 to 2005	(22)	—	—	—	(22)	—	(22)
Strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior	—	—	10	35	45	—	45
Strengthening of Specialty Commercial workers’ compensation allocated loss adjustment expense reserves	—	—	—	20	20	—	20
Effect of Equitas agreement and strengthening of allowance for uncollectible reinsurance	—	—	—	—	—	243	243
Strengthening of environmental reserves	—	—	—	—	—	43	43
Other reserve re-estimates, net [1]	8	(20)	11	16	15	74	89

Total prior accident year development for the year ended December 31, 2006	$(38)	$(75)	$13	$36	$(64)	$360	$296

[1]	Includes reserve discount accretion of $32, including $6 in Small Commercial, $8 in Middle Market, $11 in Specialty Commercial and $7 in Other Operations.
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

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Range of prior accident year development for the four years ended December 31, 2008 [1] [2]	(5.2) – (0.2)	(6.5) – (1.0)	(3.1) – 1.6	(1.8) – 3.1	(2.5) – 0.3	3.1 – 7.4	(1.2) – 1.5

[1]	Bracketed prior accident year development indicates favorable development. Unbracketed amounts represent unfavorable development.

[2]
Over the past ten years, reserve re-estimates for total Property & Casualty ranged from (1.3)% to 21.5%. Excluding the reserve strengthening for asbestos and environmental reserves, over the past ten years reserve re-estimates for total Property & Casualty ranged from (3.0)% to 1.6%.

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
In managing risk, The Hartford’s management processes involve establishing underwriting guidelines for both individual risks, including individual policy limits, and in aggregate, including aggregate exposure limits by geographic zone and peril. The Company establishes risk limits and actively monitors the risk exposures as a percent of Property & Casualty statutory surplus. For natural catastrophe perils, the Company generally limits its estimated loss to natural catastrophes from a single 250-year event prior to reinsurance to less than 30% of statutory surplus of the Property & Casualty operations and its estimated loss to natural catastrophes from a single 250-year event after reinsurance to less than 15% of statutory surplus of the Property & Casualty operations. From time to time, the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below 30% of statutory surplus due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company’s estimated pre-tax loss to a single 250-year natural catastrophe event prior to reinsurance is 31% of statutory surplus of the Property & Casualty operations and the Company’s estimated pre-tax loss net of reinsurance is less than 15% of statutory surplus of the Property & Casualty operations. For terrorism, the Company monitors its exposure in major metropolitan areas to a single-site conventional terrorism attack scenario, and manages its potential estimated loss, including exposures resulting from the Company’s Group Life operations, to less than $1.3 billion, which is approximately 10% of the combined statutory surplus of the Life and Property & Casualty operations as of December 31, 2008. Among the 251 locations specifically monitored by the Company, the largest estimated modeled loss arising from a single event is approximately $1.2 billion. The Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline.
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
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of January 1, 2009:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit	Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2009 to 1/1/2010	Varies by layer, but averages 90% across all layers	Aggregates to $750 across all layers	$250

Property catastrophe losses from a single event on excess and surplus property business	1/1/2009 to 1/1/2010	95%	Aggregates to $280 across all layers	20

Layer covering property catastrophe losses from a single wind or earthquake event affecting the northeast of the United States from Virginia to Maine	6/1/2008 to 6/1/2009	90%	$300	1,000

Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2008 to 6/1/2009	90%	382[1]	83

Workers’ compensation losses arising from a single catastrophe event	7/1/2008 to 7/1/2009	95%	280	20

[1]
The per occurrence limit on the FHCF treaty is $382 for the 6/1/2008 to 6/1/2009 treaty year based on the Company’s election to purchase additional limits under the “Temporary Increase in Coverage Limit (TICL)” statutory provision in excess of the coverage the Company is required to purchase from the FHCF.

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
The following table summarizes the terms of the reinsurance treaties with Foundation Re and Foundation Re II that were in place as of January 1, 2009:

			Bond amount issued by
			Foundation Re or
Covered perils	Treaty term	Covered losses	Foundation Re II
Hurricane loss events affecting the Gulf and Eastern Coast of the United States and loss events arising from California, Pacific Northwest, and New Madrid earthquakes.	2/17/2006 to 2/24/2010	26% of $400 in losses in excess of an index loss trigger equating to approximately $1.3 billion in Hartford losses	$105

Hurricane loss events affecting the Gulf and Eastern Coast of the United States	11/17/2006 to 11/26/2010	45% of $400 in losses in excess of an index loss trigger equating to approximately $1.85 billion in Hartford losses	180
As of December 31, 2008, there have been no events that are expected to trigger a recovery under any of the reinsurance programs with Foundation Re or Foundation Re II and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaties.
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

The Company’s modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northwestern, Northeastern, Southeastern and Midwestern regions of the United States with associated magnitudes ranging from 6.9 to 7.9 on the Richter scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 3, 4 and 5 events in Florida as well as other Southeastern, Northeastern and Gulf region landfalls.

	Hurricane		Earthquake
		Net of
		Expected		Net of Expected
	Before	Reinsurance	Before	Reinsurance
	Reinsurance	Recoveries	Reinsurance	Recoveries
Estimated 250-year probable maximum loss, before-tax	$1,891	$671	$953	$316

After-tax effect as a percentage of statutory surplus of the Property & Casualty operations as of December 31, 2008		7%		3%
Terrorism
The Company is exposed to losses from terrorist attacks, including losses caused by nuclear, biological, chemical or radiological weapons (NBCR) attacks. For terrorism, private sector catastrophe reinsurance capacity is limited and generally unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that result in industry losses in excess of $100. In addition, TRIPRA revised the TRIA definition of a certified “act of terrorism” by removing the requirement that an act be committed “on behalf of any foreign person or foreign interest.” As a result, domestic acts of terrorism can now be certified as “acts of terrorism” under the program, subject to the other requirements of TRIPRA. Under the program, in any one calendar year, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer’s losses exceed 20% of the company’s eligible direct commercial earned premiums of the prior calendar year, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIPRA required that the President’s Working Group on Financial Markets (“PWG”) continue to perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk.  Among the findings detailed in the PWG’s initial report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long term development of the terrorism risk market difficult, and that there is likely little potential for future market development for nuclear, biological, chemical and radiological (“NBCR”) coverage.  A December 2008 study by the U.S. Government Accountability Office (GAO) found that property and casualty insurers still generally seek to exclude NBCR coverage from their commercial policies when permitted. However, while nuclear, pollution and contamination exclusions are contained in many property and liability insurance policies, the GAO report concluded that such exclusions may be subject to challenges in court because they were not specifically drafted to address terrorist attacks. Furthermore, workers’ compensation policies generally have no exclusions or limitations. The GAO found that commercial property and casualty policyholders, including companies that own high-value properties in large cities, generally reported that they could not obtain NBCR coverage. Commercial property and casualty insurers generally remain unwilling to offer NBCR coverage because of uncertainties about the risk and the potential for catastrophic losses.
The Texas Windstorm Insurance Association (“TWIA”)
The Texas Windstorm Insurance Association (“TWIA”) provides hail and windstorm coverage to Texas residents of 14 counties along the Texas Gulf coast who are unable to obtain insurance from other carriers. Insurance carriers who write property insurance in the state of Texas, including The Hartford, are required to be members of TWIA and are obligated to pay assessments in the event that TWIA losses exceed funds on hand, the available funds in the Texas Catastrophe Reserve Trust Fund (“CRTF”) and any available reinsurance. Assessments are allocated to carriers based on their share of premium writings in the state of Texas, as defined.
During 2008, the board of directors of TWIA notified its member companies that it would assess them $100 to cover TWIA losses from hurricane Dolly and a total of $430 for hurricane Ike. For hurricane Dolly, the Company’s share of the assessment was $4, which was recorded as incurred losses within current accident year catastrophes in 2008.

For hurricane Ike, the TWIA board indicated that the first $370 of TWIA losses from hurricane Ike would be covered by the CRTF, but that the cost of TWIA losses and reinstatement premium above that amount would be funded by assessments. Of the $430 in assessments, $230 is to fund the first $230 of TWIA losses in excess of the $370 available in the CRTF and $200 is to fund additional reinsurance premiums that TWIA must pay to reinstate a layer of coverage that reimburses TWIA for up to $1.5 billion of TWIA losses in excess of $600 per occurrence. Thus, TWIA’s assessment notice for $430 is based on an estimate that TWIA losses from hurricane Ike will total approximately $2.1 billion. If TWIA losses exceed $2.1 billion, the entire amount in excess of $2.1 billion would be recovered from assessing member companies according to their market share. In notifying member companies, TWIA’s board of directors stated that actual TWIA losses will likely be greater than $2.1 billion and management has accrued a total of $27 in assessments for Ike based on an estimate that TWIA’s Ike losses will be approximately $2.5 billion and that TWIA assessments to the industry will ultimately be approximately $830. Of the $27 in assessments for Ike recorded in 2008, $7 has been recorded as incurred losses within current accident year catastrophes and $20 has been recorded as insurance operating costs and expenses.
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
In 2006, Citizens assessed the Company to fund deficits arising from hurricane losses in 2004 and 2005. In 2006, the Company reduced its estimate of Citizens assessments by $41 from the amount that had been originally estimated in 2005.
Reinsurance Recoverables
The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2008 and 2007:

Reinsurance Recoverable	December 31, 2008	December 31, 2007
Paid loss and loss adjustment expenses	$326	$347
Unpaid loss and loss adjustment expenses	3,492	3,788

Gross reinsurance recoverable	3,818	4,135
Less: allowance for uncollectible reinsurance	(379)	(404)

Net reinsurance recoverable	$3,439	$3,731

Reinsurance recoverables represent loss and loss adjustment expenses recoverable from a number of entities, including reinsurers and pools. As shown in the following table, a portion of the total gross reinsurance recoverable relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverable as of December 31, 2008 and 2007, the following table shows the portion of recoverables due from companies rated by A.M. Best.

Distribution of gross reinsurance recoverable	December 31, 2008		December 31, 2007
Gross reinsurance recoverable	$3,818		$4,135
Less: mandatory (assigned risk) pools and structured settlements	(638)		(635)

Gross reinsurance recoverable excluding mandatory pools and structured settlements	$3,180		$3,500

		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$2,426	76.3%	$2,614	74.7%
Other rated by A.M. Best	52	1.6%	90	2.6%

Total rated companies	2,478	77.9%	2,704	77.3%
Voluntary pools	181	5.7%	195	5.6%
Captives	220	6.9%	231	6.6%
Other not rated companies	301	9.5%	370	10.5%

Total	$3,180	100.0%	$3,500	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2008 and 2007, respectively.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. Due largely to investment losses sustained by reinsurers in 2008, the financial strength ratings of some reinsurers have been downgraded and the financial strength ratings of other reinsurers have been put on negative watch. Nevertheless, as indicated in the above table, approximately 98% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2008. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
Unless otherwise specified, the following discussion speaks to changes for the year ended December 31, 2008 compared to the year ended December 31, 2007 and the year ended December 31, 2007 compared to the year ended December 31, 2006.

TOTAL PROPERTY & CASUALTY

Operating Summary	2008	2007	2006
Earned premiums	$10,338	$10,496	$10,433
Net investment income	1,253	1,687	1,486
Other revenues [1]	504	496	473
Net realized capital gains (losses)	(1,877)	(172)	9

Total revenues	10,218	12,507	12,401
Losses and loss adjustment expenses
Current accident year before catastrophes	6,390	6,692	6,507
Current accident year catastrophes	543	177	199
Prior accident years	(226)	48	296

Total losses and loss adjustment expenses	6,707	6,917	7,002
Amortization of deferred policy acquisition costs	2,095	2,104	2,106
Insurance operating costs and expenses	724	716	580
Other expense	695	693	643

Total benefits, losses and expenses	10,221	10,430	10,331
Income (loss) before income taxes	(3)	2,077	2,070
Income tax expense (benefit)	(95)	570	551

Net income [2]	$92	$1,507	$1,519

Net Income
Ongoing Operations	$189	$1,477	$1,554
Other Operations	(97)	30	(35)

Total Property & Casualty net income	$92	$1,507	$1,519

[1]	Primarily servicing revenue.

[2]	Includes net realized capital gains (losses), after tax, of $(1,223), $(112) and $46 for the years ended December 31, 2008, 2007 and 2006, respectively.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased by $1,415, from net income of $1,507 in 2007 to net income of $92 in 2008. The decrease in net income was due to a $1,288 decrease in Ongoing Operations’ net income and a decrease in Other Operations’ results, from net income of $30 in 2007 to a net loss of $97 in 2008. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net income decreased by $12, or 1%, as a result of a $77 decrease in Ongoing Operations’ net income, partially offset by an improvement in Other Operations’ results, from a net loss of $35 in 2006 to net income of $30 in 2007. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the change in net income.

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

Ongoing Operations	2008	2007	2006
Written premiums	$10,224	$10,435	$10,658
Change in unearned premium reserve	(107)	(56)	230

Earned premiums	10,331	10,491	10,428
Losses and loss adjustment expenses
Current accident year before catastrophes	6,390	6,692	6,507
Current accident year catastrophes	543	177	199
Prior accident years	(355)	(145)	(64)

Total losses and loss adjustment expenses	6,578	6,724	6,642
Amortization of deferred policy acquisition costs	2,095	2,104	2,106
Insurance operating costs and expenses	701	694	569

Underwriting results	957	969	1,111
Net servicing income [1]	31	52	53
Net investment income	1,056	1,439	1,225
Net realized capital losses	(1,669)	(160)	(17)
Other expenses	(219)	(248)	(222)

Income before income taxes	156	2,052	2,150
Income tax benefit (expense)	33	(575)	(596)

Net income	$189	$1,477	$1,554

Loss and loss adjustment expense ratio
Current accident year before catastrophes	61.9	63.8	62.4
Current accident year catastrophes	5.3	1.7	1.9
Prior accident years	(3.4)	(1.4)	(0.6)

Total loss and loss adjustment expense ratio	63.7	64.1	63.7
Expense ratio	26.6	26.3	25.6
Policyholder dividend ratio	0.5	0.4	0.1

Combined ratio	90.7	90.8	89.3

Catastrophe ratio
Current accident year	5.3	1.7	1.9
Prior accident years	(0.2)	0.1	(0.7)

Total catastrophe ratio	5.0	1.8	1.2

Combined ratio before catastrophes	85.7	89.0	88.1
Combined ratio before catastrophes and prior accident year development	88.9	90.5	88.0

[1]	Net of expenses related to service business.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income
Net income decreased by $1,288, from $1,477 in 2007 to $189 in 2008, due primarily to an increase in net realized capital losses and a decrease in net investment income.
Net realized capital losses increased by $1,509
The increase in net realized capital losses of $1,509 in 2008 was primarily due to realized losses in 2008 from impairments of subordinated fixed maturities and preferred equity securities in the financial services sector as well as of securitized assets. (See the Other-Than-Temporary Impairments discussion within “Investment Results” in the “Investments” section of the MD&A for more information on the impairments recorded in 2008).

Net investment income decreased by $383
Primarily driving the $383 decrease in net investment income were a change from net income to net losses on limited partnerships and other alternative investments in 2008 and decreased fixed maturity income. The net losses on limited partnerships and other alternative investments in 2008 were largely due to negative returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and credit spread widening. The decrease in income from fixed maturities was attributable to lower income on variable rate securities due to declines in short term interest rates as well as an increased allocation to lower yielding U.S. Treasuries and short-term investments.
Underwriting results decreased by $12
Underwriting results decreased by $12 due to:

Change in underwriting results
Decrease in earned premiums	$(160)

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	200
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	102

Decrease in current accident year losses and loss adjustment expenses before catastrophes	302
Catastrophes — Increase in current accident year catastrophe losses	(366)
Reserve changes — An increase in net favorable prior accident year reserve development	210

Net decrease in losses and loss adjustment expenses	146

Operating expenses
Decrease in amortization of deferred policy acquisition costs	9
Increase in insurance operating costs and expenses	(7)

Net decrease in operating expenses	2

Decrease in underwriting results from 2007 to 2008	$(12)

Earned premium decreased by $160
Ongoing Operations’ earned premium decreased by $160, or 2%, primarily due to a 5% decrease in Middle Market and a 4% decrease in Specialty Commercial. Refer to the earned premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $146
Current accident year losses and loss adjustment expenses before catastrophes decreased by $302
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes decreased by $302 due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes and a decrease in earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 1.9 points, to 61.9, due primarily to decreases in Personal Lines, Small Commercial and Middle Market.

Personal Lines
•    The current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines decreased by 1.4 points, primarily due to favorable expected frequency on auto liability claims and the effect of earned pricing increases for both auto and homeowners, partially offset by increased frequency and severity of non-catastrophe losses on homeowners’ business.

Small Commercial
•    The current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial decreased by 5.2 points, primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business and, to a lesser extent, a lower loss and loss adjustment expense ratio for package business. The lower loss and loss adjustment expense ratio for workers’ compensation business was primarily due to lower expected claim frequency, partially offset by the effect of earned pricing decreases.

Middle Market
•    The current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market decreased by 1.0 point, primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation and general liability business, largely offset by higher non-catastrophe losses on property and marine business and the effect of earned pricing decreases. The higher non-catastrophe losses on property business were driven by increased severity, including a number of large individual claims, and the higher non-catastrophe losses on marine business were primarily driven by increased frequency.

Specialty Commercial
•    The current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial increased by 1.5 points, primarily due to a higher loss and loss adjustment ratio on directors and officers insurance in professional liability driven by earned pricing decreases.

Current accident year catastrophes increased by $366
Current accident year catastrophe losses of $543, or 5.3 points, in 2008 were higher than current accident year catastrophe losses of $177, or 1.7 points, in 2007, primarily due to losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
An increase in net favorable prior accident year reserve development of $210
Net favorable prior accident year reserve development increased from net favorable development of $145, or 1.4 points, in 2007, to net favorable development of $355, or 3.4 points, in 2008. Among other reserve developments, net favorable development in 2008 included a $156 release of workers’ compensation reserves, primarily related to accident years 2000 to 2007, a $105 release of general liability reserves, primarily related to accident years 2001 to 2007 and a $75 release of reserves for directors’ and officers insurance and errors and omissions insurance claims related to accident years 2003 to 2006. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2008.
Net favorable reserve development of $145 in 2007 included several changes in reserves, including a $151 release of workers’ compensation loss and loss adjustment expense reserves, primarily for accident years 2002 to 2006. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2007.
Operating expenses decreased by $2
The $9 decrease in the amortization of deferred policy acquisition costs was primarily due to the decrease in earned premium, partially offset by the amortization of higher acquisition costs on AARP business and higher underwriting costs in Middle Market. Insurance operating costs and expenses increased by $7, primarily due to higher IT costs and an estimated $20 of assessments owed to TWIA to fund Texas Gulf Coast losses sustained by TWIA in 2008 due to hurricane Ike, partially offset by lower compensation-related costs. The expense ratio increased by 0.3 points, to 26.6, primarily due to the amortization of higher acquisition costs on AARP business and higher underwriting costs in Middle Market and the increase in insurance operating costs and expenses.
Net servicing income decreased by $21
The decrease in net servicing income was primarily driven by a decrease in servicing income from the AARP Health program, Specialty Risk Services and the Write Your Own flood program and the write-off of software used in administering policies for third parties.
A $608 change from income tax expense to an income tax benefit
Income taxes changed from income tax expense of $575 in 2007 to an income tax benefit of $33 in 2008. Despite pre-tax income in 2008, there was a net income tax benefit in 2008 because the income tax benefit on realized capital losses was greater than the income tax expense on all other components of pre-tax income. A portion of the Company’s net investment income was generated from tax-exempt securities.

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
Losses and loss adjustment expenses increased by $82
Current accident year loss and loss adjustment expenses before catastrophes increased by $185
Ongoing Operations’ current accident year loss and loss adjustment expenses before catastrophes increased by $185 in 2007, to $6,692, due largely to an increase in the current accident year loss and loss adjustment expense ratio and an increase in earned premium, partially offset by a decrease due to the sale of Omni. Excluding Omni, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 1.7 points, to 63.8, due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes of 3.3 points in Personal Lines, 1.4 points in Small Commercial and 1.9 points in Middle Market, partially offset by a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes of 1.8 points in Specialty Commercial.

Personal Lines
•    Excluding the effect of Omni, the 3.3 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines was primarily due to increased severity on auto liability claims, increased frequency on auto property damage claims and, to a lesser extent, increased severity on homeowners claims, partially offset by the effect of earned pricing increases in homeowners.

Small Commercial
•    The 1.4 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial was primarily due to a higher loss ratio and loss adjustment expense ratio for package business and commercial auto claims, partially offset by a lower loss and loss adjustment expense ratio for workers’ compensation claims.

Middle Market
•    The 1.9 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market was primarily due to a higher loss and loss adjustment expense ratio for workers’ compensation, general liability and commercial auto claims driven, in part, by earned pricing decreases. For commercial auto, loss costs increased for both liability and property damage claims.

Specialty Commercial
•    The 1.8 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial was primarily due to a lower loss and loss adjustment ratio on directors and officers insurance in professional liability, partially offset by a higher loss and loss adjustment expense ratio on casualty business.

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

Net realized capital losses increased by $143
Net realized capital losses increased from $17 in 2006 to $160 in 2007, primarily due to an increase in impairments and decreases in the fair value of non-qualifying derivatives attributable to changes in value associated with credit derivatives due to credit spread widening. Impairments in 2007 primarily consisted of impairments of asset-backed securities backed by sub-prime residential mortgage loans and impairments of corporate securities in the financial services and homebuilders sectors. (See the Other-Than-Temporary Impairments discussion within Investment Results for more information on the impairments recorded in 2007).
Other expenses increased by $26
Other expenses increased by $26, primarily due to $49 of interest charged by Corporate on the amount of capital held by the Property & Casualty operation in excess of the amount needed to support the capital requirements of the Property & Casualty operation, partially offset by a reduction in the estimated cost of legal settlements in 2007.

PERSONAL LINES
Personal Lines sells automobile, homeowners and home-based business coverages directly to the consumer and through a network of independent agents. Most of the Company’s personal lines business sold directly to the consumer is to the members of AARP through a direct marketing operation. Up until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary. Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program. The Hartford’s exclusive licensing arrangement with AARP continues until January 1, 2020 for automobile, homeowners and home-based business. The AARP Health program agreement continues through 2009.

Written Premiums [1]	2008	2007	2006
Business Unit
AARP	$2,813	$2,750	$2,580
Agency	1,050	1,123	1,100
Other	62	74	197

Total	$3,925	$3,947	$3,877

Product Line
Automobile	$2,829	$2,848	$2,856
Homeowners	1,096	1,099	1,021

Total	$3,925	$3,947	$3,877

Earned Premiums [1]	2008	2007	2006
Business Unit
AARP	$2,778	$2,681	$2,466
Agency	1,080	1,123	1,068
Other	68	85	226

Total	$3,926	$3,889	$3,760

Product Line
Automobile	$2,824	$2,822	$2,792
Homeowners	1,102	1,067	968

Total	$3,926	$3,889	$3,760

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007	2006

Policies in force at year end
Automobile	2,323,882	2,349,402	2,276,165
Homeowners	1,455,954	1,481,542	1,440,399

Total policies in force at year end	3,779,836	3,830,944	3,716,564

New business premium
Automobile	$364	$424	$469
Homeowners	$106	$140	$161

Premium Renewal Retention
Automobile	87%	88%	87%
Homeowners	89%	96%	94%

Written Pricing Increase (Decrease)
Automobile	2%	—	(1%)
Homeowners	2%	5%	5%

Earned Pricing Increase (Decrease)
Automobile	1%	(1%)	(1%)
Homeowners	3%	6%	5%

Earned Premiums
Year ended December 31, 2008 compared to the year ended December 31, 2007
Earned premiums increased $37, or 1%, due primarily to earned premium growth in AARP, partially offset by earned premium decreases in Agency and Other.
•
AARP earned premium grew $97, reflecting modest earned pricing increases for both auto and homeowners and the effect of new business premium outpacing non-renewals in the last nine months of 2007. New business has offset non-renewals in 2008 and new business in 2008 has been driven by growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies.

•
Agency earned premium decreased by $43 as the effect of a decline in new business premium and premium renewal retention since the middle of 2007 was partially offset by the effect of modest earned pricing increases. The market environment continues to be intensely competitive. The increase in advertising for auto business among the top carriers is also occurring with homeowners’ business, particularly in non-coastal and non-catastrophe prone areas. In 2008, a number of Personal Lines carriers began to increase rates although a significant portion of the market continues to compete heavily on price.

•	Other earned premium decreased by $17, primarily due to a decision to reduce other affinity business.
Auto earned premium was relatively flat in 2008 as the effect of earned pricing increases of 1% was largely offset by a decrease in new business since the middle of 2007. Homeowners’ earned premium grew 3% largely due to earned pricing increases of 3%.

New business premium
•    Both auto and homeowners’ new business written premium decreased in 2008. Auto new business decreased by $60, or 14%, including decreases in both AARP and Agency. Homeowners’ new business decreased by $34, or 24%, including decreases in both AARP and Agency. AARP new business written premium decreased primarily due to lower auto and homeowners’ policy conversion rates, driven by increased competition, including the effect of price decreases by some carriers and the effect of continued advertising among carriers for new business. Agency new business written premium decreased primarily due to price competition driven, in part, by a greater number of agents using comparative rating software to obtain quotes from multiple carriers.

Premium renewal retention
•     Premium renewal retention for auto decreased from 88% to 87%, driven primarily by a decrease in policy retention for both AARP and Agency business, partially offset by the effect of modest written pricing increases in 2008. Premium renewal retention for homeowners decreased from 96% to 89% driven by a decrease in retention for both AARP and Agency business. The decrease in premium renewal retention for AARP homeowners’ business was driven by increased price competition by some carriers and mandated homeowners rate declines in Florida for AARP policies. The decrease in premium renewal retention for Agency homeowners’ business was due, in part, to Florida policyholders non-renewing as a result of the Company’s decision to stop renewing Florida homeowners’ policies sold through agents.

Earned pricing increase (decrease)
•    Auto earned pricing increases of 1% represent the portion of the 2% increase in written pricing for 2008 that is reflected in earned premium. While auto written pricing was flat in 2007, in 2008 the Company has increased auto insurance rates in certain states for certain classes to maintain profitability in the face of rising loss costs. Although moderating, written pricing increases in 2008 included the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ earned pricing increases of 3% primarily reflect the earning of a blend of mid-single digit written pricing increases recognized over the last nine months of 2007 and 2% written pricing increases recognized in the first nine months of 2008. Written pricing increases in homeowners were largely driven by increases in coverage limits due to rising replacement costs.

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

New business premium
•     Omni accounted for $25 of new business written premium during the 2006 calendar year. Excluding Omni business, auto new business written premium decreased by $20, or 5%, to $424, for the year ended December 31, 2007. The decrease in auto new business premium was due to a decrease in AARP and Agency auto new business as a result of increased competition. Homeowners’ new business written premium decreased by $21, or 13%, primarily due to a decrease in Agency new business, partially offset by an increase in AARP new business.

Premium renewal retention
•     Premium renewal retention for auto increased from 87% to 88% for the year ended December 31, 2007, primarily due to the sale of the Omni non-standard auto business during 2006, which had a lower premium renewal retention than the Company’s standard auto business. Excluding Omni business, premium renewal retention decreased slightly, from 89% to 88%, as renewal retention remained flat in AARP and decreased in Agency. Premium renewal retention for homeowners increased from 94% to 96% for the year ended December 31, 2007, primarily due to an increase in retention of Agency business.

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

Policies in-force
•     Consistent with the growth in earned premium, the number of policies in-force has increased in auto and homeowners. The growth in policies in-force does not correspond directly with the growth in earned premiums due to the effect of earned pricing changes and because policy in-force counts are as of a point in time rather than over a period of time.

Personal Lines - Underwriting Summary	2008	2007	2006
Written premiums	$3,925	$3,947	$3,877
Change in unearned premium reserve	(1)	58	117

Earned premiums	3,926	3,889	3,760
Losses and loss adjustment expenses
Current accident year before catastrophes	2,542	2,576	2,396
Current accident year catastrophes	258	125	120
Prior accident years	(51)	(4)	(38)

Total losses and loss adjustment expenses	2,749	2,697	2,478
Amortization of deferred policy acquisition costs	633	617	622
Insurance operating costs and expenses	264	253	231

Underwriting results	$280	$322	$429

Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.8	66.2	63.8
Current accident year catastrophes	6.6	3.2	3.2
Prior accident years	(1.3)	(0.1)	(1.0)

Total loss and loss adjustment expense ratio	70.0	69.3	65.9
Expense ratio	22.8	22.4	22.7

Combined ratio	92.9	91.7	88.6

Catastrophe ratio
Current accident year	6.6	3.2	3.2
Prior accident years	0.2	0.2	(0.4)

Total catastrophe ratio	6.8	3.4	2.8

Combined ratio before catastrophes	86.1	88.3	85.8
Combined ratio before catastrophes and prior accident year development	87.6	88.6	86.4
Other revenues [1]	$135	$141	$135

[1]	Represents servicing revenue

Combined Ratios	2008	2007	2006
Automobile	91.0	96.2	93.6
Homeowners	97.6	79.8	74.0

Total	92.9	91.7	88.6

Underwriting Results and Ratios
Year ended December 31, 2008 compared to the year ended December 31, 2007
Underwriting results decreased by $42, from $322 in 2007 to $280 in 2008, with a corresponding 1.2 point increase in the combined ratio, from 91.7 to 92.9 due to:

Change in underwriting results
Increase in earned premiums	$37

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	59
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(25)

Decrease in current accident year losses and loss adjustment expenses before catastrophes	34
Catastrophes — Increase in current accident year catastrophes	(133)
Reserve changes — An increase in net favorable prior accident year reserve development	47

Net increase in losses and loss adjustment expenses	(52)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(16)
Increase in insurance operating costs and expenses	(11)

Increase in operating expenses	(27)

Decrease in underwriting results from 2007 to 2008	$(42)

Earned premium increased by $37
Earned premiums increased $37, or 1%, primarily due to earned premium growth in AARP, partially offset by a decrease in Agency and Other earned premium. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses increased by $52
Current accident year losses and loss adjustment expenses before catastrophes decreased by $34
Personal Lines current accident year losses and loss adjustment expenses before catastrophes decreased by $34, to $2,542, due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by the effect of higher earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 1.4 points, to 64.8. The decrease was primarily due to favorable expected frequency on auto liability claims and the effect of earned pricing increases for both auto and homeowners, partially offset by increased frequency and severity of non-catastrophe losses on homeowners business.
Current accident year catastrophes increased by $133
Current accident year catastrophe losses of $258, or 6.6 points, in 2008 were higher than current accident year catastrophe losses of $125, or 3.2 points, in 2007, primarily due to losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
Net favorable prior accident year reserve development increased by $47
Net favorable reserve development of $51 in 2008 included a $46 release of auto liability reserves, primarily related to accident years 2005 to 2007 and a $24 release of reserves for extra-contractual liability claims under non-standard personal auto policies. Net favorable reserve development of $4 in 2007 included a $16 release of reserves for loss and allocated loss and loss adjustment expenses on Personal Lines auto liability claims for accident years 2002 to 2006.
Operating expenses increased by $27
Amortization of deferred policy acquisition costs increased by $16, driven primarily by the increase in earned premium and the amortization of a higher amount of acquisition costs for AARP business. Insurance operating costs and expenses increased by $11, primarily due to an estimated $10 of assessments owed to TWIA in 2008. The expense ratio increased 0.4 points, to 22.8, due to the increase in insurance operating costs and expenses and the amortization of a higher amount of acquisition costs on AARP business.
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

Premiums [1]	2008	2007	2006
Written premiums	$2,696	$2,747	$2,728
Earned premiums	$2,724	$2,736	$2,652

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007	2006

New business premium	$446	$481	$533
Premium renewal retention	82%	84%	87%
Written pricing increase (decrease)	(2%)	(2%)	1%
Earned pricing increase (decrease)	(2%)	(1%)	1%
Policies in-force end of period	1,055,463	1,038,542	991,979
Earned Premiums
Year ended December 31, 2008 compared to the year ended December 31, 2007
Earned premiums for the Small Commercial segment were down slightly as a decrease in commercial auto was largely offset by an increase in worker’s compensation. The earned premium decrease was largely due to the effect of non-renewals outpacing new business for commercial auto business in 2008 and to earned pricing decreases, largely offset by new business outpacing non-renewals in workers’ compensation business over the last nine months of 2007 and the first nine months of 2008. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, actions taken by some of the Company’s competitors to increase market share and increase business appetite in certain classes of risks and actions taken by the Company to reduce workers’ compensation rates in certain states have contributed to the decrease in written premiums from 2007 to 2008.

New business premium
•     New business written premium was down $35, or 7%, driven by a decrease in new package and commercial automobile business. New business for package and commercial auto business declined due to increased competition despite the use of lower pricing on targeted accounts and an increase in commissions paid to agents. New business written premium for workers’ compensation was up modestly.

Premium renewal retention	• Premium renewal retention decreased from 84% to 82% due largely to the effect of a decrease in retention of workers’ compensation business, including the effect of larger written pricing decreases.

Earned pricing increase (decrease)
•     Earned pricing decreased for workers’ compensation and commercial auto and was flat for package business. As written premium is earned over the 12-month term of the policies, the earned pricing changes during 2008 were primarily a reflection of written pricing decreases of 2% over the last nine months of 2007 and 2% over the first nine months of 2008.

Policies in-force
•     While earned premium was slightly down for 2008, the number of policies in-force has increased 2%. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned premiums for the Small Commercial segment increased $84, or 3%, primarily due to new business premiums outpacing non-renewals for workers’ compensation business over the last six months of 2006 and the first six months of 2007.

New business premium
•     New business written premium for Small Commercial decreased by $52, or 10%, as increased competition led to a reduction in new business for workers’ compensation, package business and commercial auto. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, actions taken by some of the Company’s competitors to increase market share and increase business appetite in certain classes of risks may be contributing to the Company’s lower new business growth. Also contributing to the decrease in new business premium is lower average premium per account partly due to writing more liability-only policies.

Premium renewal retention	• Premium renewal retention for Small Commercial decreased due, in part, to lower retention of larger accounts and a reduction in average premium per account.

Earned pricing increase (decrease)
•     As written premium is earned over the 12-month term of the policies, the earned pricing changes during 2007 are primarily a reflection of the written pricing changes over the last six months of 2006 and the first six months of 2007.

Policies in-force
•     Consistent with the increase in earned premium, the number of policies in force has increased. The growth in policies in force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing, changes in the average premium per policy and because policy in force counts are as of a point in time rather than over a period of time.

Small Commercial — Underwriting Summary	2008	2007	2006
Written premiums	$2,696	$2,747	$2,728
Change in unearned premium reserve	(28)	11	76

Earned premiums	2,724	2,736	2,652
Losses and loss adjustment expenses
Current accident year before catastrophes	1,447	1,594	1,509
Current accident year catastrophes	122	28	34
Prior accident years	(89)	(209)	(75)

Total losses and loss adjustment expenses	1,480	1,413	1,468
Amortization of deferred policy acquisition costs	636	635	634
Insurance operating costs and expenses	171	180	128

Underwriting results	$437	$508	$422

Loss and loss adjustment expense ratio
Current accident year before catastrophes	53.1	58.3	56.9
Current accident year catastrophes	4.5	1.0	1.3
Prior accident years	(3.3)	(7.6)	(2.8)

Total loss and loss adjustment expense ratio	54.3	51.6	55.3
Expense ratio	29.1	29.2	28.5
Policyholder dividend ratio	0.5	0.6	0.2

Combined ratio	84.0	81.4	84.1

Catastrophe ratio
Current accident year	4.5	1.0	1.3
Prior accident years	(0.1)	0.2	(0.7)

Total catastrophe ratio	4.4	1.2	0.6

Combined ratio before catastrophes	79.6	80.3	83.5

Combined ratio before catastrophes and prior accident year development	82.8	88.0	85.6

Underwriting results and ratios
Year ended December 31, 2008 compared to the year ended December 31, 2007
Underwriting results decreased by $71, from $508 to $437, with a corresponding 2.6 point increase in the combined ratio, from 81.4 to 84.0, due to:

Change in underwriting results
Decrease in earned premiums	$(12)

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	140
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	7

Decrease in current accident year losses and loss adjustment expenses before catastrophes	147
Catastrophes — Increase in current accident year catastrophes	(94)
Reserve changes — Decrease in net favorable prior accident year reserve development	(120)

Net increase in losses and loss adjustment expenses	(67)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(1)
Decrease in insurance operating costs and expenses	9

Decrease in operating expenses	8

Decrease in underwriting results from 2007 to 2008	$(71)

Earned premium decreased by $12
Refer to the earned premium section above for discussion.
Losses and loss adjustment expenses increased by $67
Current accident year losses and loss adjustment expenses before catastrophes decreased by $147
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $147 in 2008, to $1,447, primarily due to a 5.2 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, to 53.1. The decrease in this ratio was primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business and, to a lesser extent, a lower loss and loss adjustment expense ratio for package business. Workers’ compensation claim frequency has been trending favorably for recent accident years due to improved workplace safety and underwriting actions and the lower loss and loss adjustment expense ratio for the 2008 accident year includes an assumption that this lower of claim frequency would continue for the 2008 accident year. The loss and loss adjustment expense ratio for the 2007 accident year recorded in 2007 did not give as much credence to this lower level of claim frequency. The effect of lower claim frequency for workers’ compensation claims was partially offset by the effect of earned pricing decreases.
Current accident year catastrophes increased by $94
Current accident year catastrophe losses of $122, or 4.5 points, in 2008 were higher than current accident year catastrophe losses of $28, or 1.0 point, in 2007, primarily due to hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
Net favorable prior accident year development decreased by $120
Net favorable prior accident year development of $89 in 2008 included a $92 release of workers’ compensation reserves related to accident years 2000 to 2007. Net favorable reserve development of $209 in 2007 included a $151 release of workers’ compensation loss and loss adjustment expense reserves for accident years 2002 to 2006, a $33 release of workers’ compensation loss reserves accident years 1987 to 2000 and a $30 release of loss reserves for package business for accident years 2003 to 2006.
Operating expenses decreased by $8
Insurance operating costs and expenses decreased by $9, primarily due to lower compensation-related and servicing costs, partially offset by an estimated $7 of TWIA assessments in 2008. Amortization of deferred policy acquisition costs of $636 was relatively flat consistent with the change in earned premium. The expense ratio decreased slightly in 2008, to 29.1, driven by the decrease in insurance operating costs and expenses.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Underwriting results increased by $86, from $422 to $508, with a corresponding 2.7 point improvement in the combined ratio, from 84.1 to 81.4, due to:

Change in underwriting results
Increase in earned premiums	$84

Losses and loss adjustment expenses
Volume change — Increase in current accident year loss and loss adjustment expenses before catastrophes due to the increase in earned premium	(47)
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(38)

Net increase in current accident year loss and loss adjustment expenses before catastrophes	(85)
Catastrophes — Decrease in current accident year catastrophe losses	6
Reserve changes — Increase in net favorable prior accident year reserve development	134

Net decrease in losses and loss adjustment expenses	55

Operating expenses
Increase in amortization of deferred policy acquisition costs	(1)
Increase in insurance operating costs and expenses	(52)

Increase in operating expenses	(53)

Increase in underwriting results from 2006 to 2007	$86

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

MIDDLE MARKET
Middle Market provides standard commercial insurance coverage to middle market commercial businesses, primarily throughout the United States, with greater than $5 in annual payroll, $15 in annual revenues or $15 in total property values. This segment offers workers’ compensation, property, automobile, liability, umbrella, marine and livestock coverages.

Premiums [1]	2008	2007	2006
Written premiums	$2,242	$2,326	$2,515
Earned premiums	$2,299	$2,420	$2,523

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2008	2007	2006
New business premium	$420	$394	$464
Premium renewal retention	79%	78%	82%
Written pricing decrease	(5%)	(5%)	(5%)
Earned pricing decrease	(6%)	(5%)	(5%)
Policies in-force as of end of period	90,478	88,254	86,640
Earned Premiums
Year ended December 31, 2008 compared to the year ended December 31, 2007
Earned premiums for the Middle Market segment decreased by $121, or 5%, driven primarily by decreases in commercial auto, workers’ compensation and general liability. Earned premium decreases were primarily due to a decline in earned pricing in 2008 and the effect of non-renewals outpacing new business in commercial auto and general liability over the last nine months of 2007 and the first nine months of 2008, partially offset by the effect of new business written premium outpacing non-renewals in workers’ compensation since the fourth quarter of 2007.

New business premium
•     New business written premium increased by $26, or 7%, in 2008 as an increase in new business written premium for workers’ compensation was partially offset by a decrease in new business for general liability, marine and commercial auto. While continued price competition and the effect of some state-mandated rate reductions in workers’ compensation has lessened the attractiveness of new business in certain lines and regions, the Company has increased new business for workers’ compensation due, in part, to the effect of targeting business in selected industries and regions of the country.

Premium renewal retention
•     Premium renewal retention increased from 78% to 79% due largely to an increase in retention of property and marine business, partially offset by the effect of larger written pricing decreases on workers’ compensation and property business. The Company continued to take actions to protect renewals in 2008, including the use of reduced pricing on targeted accounts.

Earned pricing decrease
•     Earned pricing decreased in all lines of business, including workers’ compensation, commercial auto, general liability, property and marine. As written premium is earned over the 12-month term of the policies, the earned pricing decreases in 2008 were primarily a reflection of mid-single digit written pricing decreases over the last nine months of 2007 and the first nine months of 2008. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market, which has contributed to mid-single digit price decreases across the industry.

Policies in-force	• The number of policies in-force increased by 3%, due largely to growth on smaller accounts.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned premiums for the Middle Market segment decreased by $103, or 4%. The decrease was primarily due to earned pricing decreases and a decrease in new business written premium and premium renewal retention over the last six months of 2006 and the first six months of 2007.

New business premium
•     The decrease in new business written premium was primarily due to continued price competition and the effect of state-mandated rate reductions in workers’ compensation. New business written premium declined in all lines except workers’ compensation. As written premium is earned over the 12-month term of the policies, the earned pricing changes during 2007 were primarily a reflection of the written pricing changes over the last six months of 2006 and the first six months of 2007.

Premium renewal retention
•     The decrease in premium renewal retention was primarily due to continued price competition and the effect of state-mandated rate reductions in workers’ compensation. Premium renewal retention decreased in all lines of business, including property, commercial auto, general liability, workers’ compensation and marine.

Earned pricing increase (decrease)	• Earned pricing decreased in all lines of business, including property, commercial auto, general liability, workers’ compensation and marine.

Policies in-force
•     Despite the decrease in earned premium, the number of policies in force has increased. The change in policies in force does not correspond directly with the change in earned premiums due to a reduction in the average premium per policy and because policy in force counts are as of a point in time rather than over a period of time.

Middle Market — Underwriting Summary	2008	2007	2006
Written premiums	$2,242	$2,326	$2,515
Change in unearned premium reserve	(57)	(94)	(8)

Earned premiums	2,299	2,420	2,523
Losses and loss adjustment expenses
Current accident year before catastrophes	1,460	1,561	1,577
Current accident year catastrophes	116	15	36
Prior accident years	(134)	(16)	13

Total losses and loss adjustment expenses	1,442	1,560	1,626
Amortization of deferred policy acquisition costs	513	529	544
Insurance operating costs and expenses	175	174	139

Underwriting results	$169	$157	$214

Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.5	64.5	62.6
Current accident year catastrophes	5.1	0.6	1.5
Prior accident years	(5.9)	(0.7)	0.5

Total loss and loss adjustment expense ratio	62.7	64.5	64.6
Expense ratio	29.0	28.5	26.7
Policyholder dividend ratio	0.9	0.6	0.2

Combined ratio	92.6	93.5	91.5

Catastrophe ratio
Current accident year	5.1	0.6	1.5
Prior accident years	(0.5)	(0.1)	—

Total catastrophe ratio	4.6	0.5	1.4

Combined ratio before catastrophes	88.1	93.0	90.1

Combined ratio before catastrophes and prior accident year development	93.4	93.5	89.6

Underwriting results and ratios
Year ended December 31, 2008 compared to the year ended December 31, 2007
Underwriting results increased by $12, from $157 in 2007 to $169 in 2008, with a corresponding 0.9 point decrease in the combined ratio, from 93.5 to 92.6, due to:

Change in underwriting results
Decrease in earned premiums	$(121)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	78
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	23

Decrease in current accident year loss and loss adjustment expenses before catastrophes	101
Catastrophes — Increase in current accident year catastrophe losses	(101)
Reserve changes — Increase in net favorable prior accident year reserve development	118

Net decrease in losses and loss adjustment expenses	118
Operating expenses
Decrease in amortization of deferred policy acquisition costs	16
Increase in insurance operating costs and expenses	(1)

Decrease in operating expenses	15

Increase in underwriting results from 2007 to 2008	$12

Earned premium decreased by $121
Earned premiums for the Middle Market segment decreased by $121, or 5%, driven primarily by decreases in commercial auto, workers’ compensation and general liability. Refer to the earned premium section for further discussion.
Losses and loss adjustment expenses decreased by $118
Current accident year losses and loss adjustment expenses before catastrophes decreased by $101
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $101 due largely to a decrease in earned premium. Before catastrophes, the current accident year loss and loss adjustment expense ratio decreased by 1.0 point, to 63.5, primarily due to a lower loss and loss adjustment expense ratio on workers’ compensation and general liability business, largely offset by higher non-catastrophe losses on property and marine business and the effect of earned pricing decreases. The higher non-catastrophe losses on property business were driven by increased severity, including a number of large individual claims, and the higher non-catastrophe losses on marine business were primarily driven by increased frequency.
Current accident year catastrophes increased by $101
Current accident year catastrophe losses of $116, or 5.1 points, in 2008 were higher than current accident year catastrophe losses of $15, or 0.6 points, in 2007, primarily due to losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
Net favorable prior accident year development increased by $118
Net favorable prior accident year reserve development increased from $16, or 0.7 points, in 2007 to $134, or 5.9 points, in 2008. Net favorable reserve development of $134 in 2008 primarily included a $90 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2007 accident years, a $64 release of workers’ compensation reserves, primarily related to accident years 2000 to 2007 and a $27 release of commercial auto liability reserves, primarily related to accident years 2002 to 2007, partially offset by a $50 strengthening of reserves for general liability and products liability claims primarily for accident years 2004 and prior.
Net unfavorable reserve development of $16 in 2007 primarily included a $49 release of general liability loss and loss adjustment expense reserves for accident years 2003 to 2006 and an $18 release of commercial auto liability reserves for accident years 2003 and 2004, partially offset by a $40 strengthening of workers’ compensation reserves for accident years 1973 & prior and a $14 strengthening of general liability reserves for accident years more than 20 years old.

Operating expenses decreased by $15
The $16 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium, partially offset by the amortization of higher underwriting costs. Insurance operating costs and expenses included policyholder dividends of $21 in 2008 and $14 in 2007 which increased primarily due to a $6 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Apart from policyholder dividends, insurance operating costs and expenses decreased by $6 as the effect of lower compensation-related costs was partially offset by higher IT costs and an estimated $3 of TWIA assessments in 2008. The expense ratio increased by 0.5 points, to 29.0, due to the amortization of higher underwriting costs, the TWIA assessments in 2008 and the effect of lower earned premiums, partially offset by the effect of lower compensation-related costs.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Underwriting results decreased by $57, from $214 to $157, with a corresponding 2.0 point increase in the combined ratio, from 91.5 to 93.5, due to:

Change in underwriting results
Decrease in earned premiums	$(103)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	61
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(45)

Net decrease in current accident year loss and loss adjustment expenses before catastrophes	16
Catastrophes — Decrease in current accident year catastrophe losses	21
Reserve changes — Change to net favorable prior accident year reserve development	29

Net decrease in losses and loss adjustment expenses	66
Operating expenses
Decrease in amortization of deferred policy acquisition costs	15
Increase in insurance operating costs and expenses	(35)

Net increase in operating expenses	(20)

Decrease in underwriting results from 2006 to 2007	$(57)

Earned premium decreased by $103
Middle Market earned premium decreased by $103, or 4%, to $2,420. Refer to the earned premium discussion for a description of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $66
Current accident year loss and loss adjustment expenses before catastrophes decreased by $16
Middle Market current accident year loss and loss adjustment expenses before catastrophes decreased by $16 in 2007, to $1,561, due to a decrease in earned premium, largely offset by the effect of an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 1.9 points, to 64.5, primarily due to a higher loss and loss adjustment expense ratio for workers’ compensation, general liability and commercial auto claims driven, in part, by earned pricing decreases. For commercial auto, loss costs increased for both liability and property damage claims.
Current accident year catastrophes decreased by $21
Current accident year catastrophe losses decreased by $21, from $36, or 1.5 points, in 2006 to $15, or 0.6 points, in 2007. Compared to 2007, there were more severe catastrophes in 2006, including tornadoes and hail storms in the Midwest and windstorms in Texas and on the East coast. The largest catastrophe losses in 2007 were from spring windstorms in the Southeast and wildfires in California.
Change to favorable prior accident year development by $29
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $13, or 0.5 points, in 2006 to net favorable prior accident year reserve development of $16, or 0.7 points, in 2007. Net favorable reserve development of $16 in 2007 included a $49 release of general liability loss and loss adjustment expense reserves for accident years 2003 to 2006 and an $18 release of commercial auto liability reserves for accident years 2003 and 2004, partially offset by a $40 strengthening of workers’ compensation reserves for accident years 1973 & prior and a $14 strengthening of general liability reserves for accident years more than 20 years old.

Net unfavorable reserve development of $13 in 2006 consisted primarily of a $20 increase in general liability loss and loss adjustment expense reserves related to accident years 1998 to 2005 and a $10 increase in marine loss reserves, partially offset by a $25 reduction in allocated loss adjustment expense reserves for workers’ compensation business related to accident years 2003 to 2005.
Operating expenses increased by $20
The 1.8 point increase in the expense ratio and the 0.4 point increase in the policyholder dividend ratio was primarily due to an increase in insurance operating costs and expenses and the decrease in earned premiums. Insurance operating costs and expenses increased by $35, partially due to the effect of a $12 reduction of estimated Citizens’ assessments related to the 2005 Florida hurricanes recorded in 2006. Also contributing to the increase in insurance operating costs and expenses was an increase in IT costs, an increase in non-deferrable salaries and benefits, and an $8 increase in policyholder dividends. The increase in policyholder dividends was largely due to an $8 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits.
Amortization of deferred policy acquisition costs decreased by $15, due largely to the decrease in earned premium and corresponding decrease in acquisition costs.

SPECIALTY COMMERCIAL
Specialty Commercial offers a variety of customized insurance products and risk management services. The segment provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity and surety and specialty casualty coverages, as well as core property and excess and surplus lines coverages not normally written by standard lines insurers. Specialty Commercial provides other insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits and loss control through Specialty Risk Services.

Written Premiums [1]	2008	2007	2006
Property	$50	$111	$142
Casualty	538	534	582
Professional liability, fidelity and surety	691	689	697
Other	82	81	117

Total	$1,361	$1,415	$1,538

Earned Premiums [1]
Property	$87	$133	$144
Casualty	526	543	579
Professional liability, fidelity and surety	685	685	650
Other	84	85	120

Total	$1,382	$1,446	$1,493

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned Premiums
Year ended December 31, 2008 compared to the year ended December 31, 2007
Earned premiums for the Specialty Commercial segment decreased by $64, or 4%, primarily due to a decrease in property earned premiums and, to a lesser extent, casualty earned premiums.
•
Property earned premiums decreased by $46, or 35%, primarily due to the Company’s decision to stop writing specialty property business with large, national accounts and the effect of increased competition for core excess and surplus lines business. As a result of increased competition and capacity for core excess and surplus lines business, the Company has experienced a decrease in earned pricing, lower new business growth and lower premium renewal retention since the third quarter of 2007, particularly for catastrophe-exposed business.

•
Casualty earned premiums decreased by $17, or 3%, primarily because of lower earned premium from captive programs and a decline in new business premium on loss-sensitive business written with larger accounts over the last nine months of 2007 and first three months of 2008.

•
Professional liability, fidelity and surety earned premium was flat. Earned premium for professional liability was relatively flat as the effect of earned pricing decreases in 2008 and the effect of a decline in new business written premium over the last nine months of 2007 and the first six months of 2008 were largely offset by the effect of a decrease in the portion of risks ceded to outside reinsurers. Earned premium for fidelity and surety business was also relatively flat as a modest decrease in commercial surety was largely offset by a modest increase in contract surety.

•	Within the “Other” category, earned premium remained relatively flat from 2007 to 2008. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Earned premiums for the Specialty Commercial segment decreased by $47, or 3%, for the year ended December 31, 2007, primarily due to a decrease in casualty, property and other earned premiums, partially offset by an increase in professional liability, fidelity and surety earned premiums.
•
Property earned premiums decreased by $11, or 8%, primarily due to lower premium renewal retention and the effect of an arrangement with Berkshire Hathaway to share premiums written under subscription policies. Under the arrangement with Berkshire Hathaway that commenced in the second quarter of 2007, a share of excess and surplus lines business that was previously written entirely by the Company is now being written in conjunction with Berkshire Hathaway under subscription policies, whereby both companies share, or participate, in the business written. The arrangement with Berkshire Hathaway enables the Company to offer its insureds larger policy limits and thereby enhance its competitive position in the marketplace. The decrease in earned premium was partially offset by the effect of earned pricing increases, new business growth, lower reinsurance costs and a decrease in reinstatement premium payable to reinsurers. Renewal retention has decreased in 2007, primarily due to increased competition on national account business as well as in the standard excess and surplus lines market. After experiencing significant rate increases throughout 2006 and smaller rate increases for the first six months of 2007, written pricing decreased in the last six months of the year. While new business decreased in the fourth quarter of 2007, new business increased for the full year, largely because the Company had significantly curtailed new business in 2006 in order to reduce catastrophe loss exposures in certain geographic areas.

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

Specialty Commercial — Underwriting Summary	2008	2007	2006
Written premiums	$1,361	$1,415	$1,538
Change in unearned premium reserve	(21)	(31)	45

Earned premiums	1,382	1,446	1,493
Losses and loss adjustment expenses
Current accident year before catastrophes	941	961	1,025
Current accident year catastrophes	47	9	9
Prior accident years	(81)	84	36

Total losses and loss adjustment expenses	907	1,054	1,070
Amortization of deferred policy acquisition costs	313	323	306
Insurance operating costs and expenses	91	87	71

Underwriting results	$71	$(18)	$46

Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.1	66.6	68.4
Current accident year catastrophes	3.4	0.6	0.6
Prior accident years	(5.8)	5.8	2.5

Total loss and loss adjustment expense ratio	65.6	73.0	71.5
Expense ratio	28.3	27.4	25.6
Policyholder dividend ratio	0.9	0.9	(0.1)

Combined ratio	94.8	101.3	97.0

Catastrophe ratio
Current accident year	3.4	0.6	0.6
Prior accident years	(1.2)	0.1	(2.6)

Total catastrophe ratio	2.2	0.7	(2.0)

Combined ratio before catastrophes	92.6	100.6	99.0
Combined ratio before catastrophes and prior accident year development	97.3	94.9	93.9
Other revenues [1]	$371	$354	$337

[1]	Represents servicing revenue.

Underwriting Results and Ratios
Year ended December 31, 2008 compared to the year ended December 31, 2007
Underwriting results increased by $89, with a corresponding 6.5 point decrease in the combined ratio, from 101.3 to 94.8, due to:

Change in underwriting results
Decrease in earned premiums	$(64)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	42
Ratio change — Increase in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	(22)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	20
Catastrophes — Increase in current accident year catastrophe losses	(38)
Reserve changes — A change to net favorable prior accident year reserve development	165

Net decrease in losses and loss adjustment expenses	147

Operating expenses
Decrease in amortization of deferred policy acquisition costs	10
Increase in insurance operating costs and expenses	(4)

Net decrease in operating expenses	6

Increase in underwriting results from 2007 to 2008	$89

Earned premium decreased by $64
Earned premiums for the Specialty Commercial segment decreased by $64, or 4%, primarily due to a decrease in property and, to a lesser extent, casualty earned premiums. Refer to the earned premium section above for further discussion.
Losses and loss adjustment expenses decreased by $147
Current accident year losses and loss adjustment expenses before catastrophes decreased by $20
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $20 in 2008, to $941, due to a decrease in earned premium, partially offset by an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development. The loss and loss adjustment expense ratio before catastrophes and prior accident year development increased by 1.5 points, to 68.1, primarily due to a higher loss and loss adjustment expense ratio for directors and officers insurance in professional liability, driven by earned pricing decreases, and a lower mix of property business which has a lower loss and loss adjustment ratio than other businesses within Specialty Commercial.
Current accident year catastrophes increased by $38
Current accident year catastrophe losses increased $38, or 2.8 points, primarily due to losses from hurricane Ike.
Change to net favorable prior accident year reserve development by $165
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $84, or 5.8 points, in 2007 to net favorable prior accident year reserve development of $81, or 5.8 points, in 2008. Net favorable prior accident year reserve development of $81 in 2008 primarily included a $75 release of reserves for directors’ and officers insurance and errors and omissions insurance claims related to accident years 2003 to 2006.
Prior accident year reserve development in 2007 consisted primarily of a $47 strengthening of workers’ compensation loss and loss adjustment expense reserves for accident years 1987 to 2001, a $34 strengthening of general liability reserves, primarily related to accident years 1987 to 1997, and a $25 strengthening of general liability reserves for accident years more than 20 years old. Partially offsetting the unfavorable reserve development in 2007 was a $22 release of reserves for surety business for accident years 2003 to 2006.
Operating expenses decreased by $6
Amortization of deferred policy acquisition costs decreased by $10 due to the decrease in earned premium, partially offset by the effect of an increase in net acquisition costs related to writing a greater mix of higher net commission small commercial and private directors’ and officers’ insurance. Insurance operating costs and expenses increased by $4, primarily due to an increase in IT costs. The expense ratio increased by 0.9 points, to 28.3, primarily due to the increase in insurance operating costs and expenses, the increase in net acquisition costs for directors’ and officers’ insurance and the effect of the decrease in earned premium.

Year ended December 31, 2007 compared to the year ended December 31, 2006
Underwriting results decreased by $64, with a corresponding 4.3 point increase in the combined ratio, to 101.3, due to:

Change in underwriting results
Decrease in earned premiums	$(47)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	31
Ratio change — Decrease in the current accident year non-catastrophe loss and loss adjustment expense ratio before catastrophes	33

Total decrease in current accident year loss and loss adjustment expenses before catastrophes	64
Reserve changes — Increase in net unfavorable prior accident year reserve development	(48)

Net decrease in losses and loss adjustment expenses	16

Operating expenses
Increase in amortization of deferred policy acquisition costs	(17)
Increase in insurance operating costs and expenses	(16)

Increase in operating expenses	(33)

Decrease in underwriting results from 2006 to 2007	$(64)

Earned premium decreased by $47
Specialty Commercial earned premium decreased by $47, or 3%, to $1,446. Refer to the earned premium discussion for a description of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $16
Current accident year loss and loss adjustment expenses before catastrophes decreased by $64
Specialty Commercial current accident year loss and loss adjustment expenses before catastrophes decreased by $64 in 2007 to $961, due to a decrease in earned premium and a 1.8 point decrease in the loss and loss adjustment expense ratio before catastrophes and prior accident year development, to 66.6. The decrease in the loss and loss adjustment expense ratio before catastrophes and prior accident year development was driven by a lower loss and loss adjustment ratio on directors and officers insurance in professional liability and a decrease in non-catastrophe property loss costs on property business, partially offset by a higher loss and loss adjustment expense ratio on casualty business.
Increase in net unfavorable prior accident year development by $48
Net unfavorable prior accident year reserve development increased from $36, or 2.5 points, in 2006 to $84, or 5.8 points, in 2007. Net unfavorable prior accident year reserve development of $84 in 2007 consisted primarily of a $47 strengthening of workers’ compensation loss and loss adjustment expense reserves for accident years 1987 to 2001, a $34 strengthening of general liability reserves, primarily related to accident years 1987 to 1997, and a $25 strengthening of general liability reserves for accident years more than 20 years old. Partially offsetting the unfavorable reserve development in 2007 was a $22 release of reserves for surety business for accident years 2003 to 2006.
Net unfavorable prior accident year reserve development of $36 in 2006 included a $35 strengthening of reserves for construction defects claims on casualty business for accident years 1997 and prior and a $20 strengthening of allocated loss adjustment expense reserves on workers’ compensation policies for claim payments expected to emerge after 20 years of development, partially offset by a $35 reduction in catastrophe reserves related to the 2005 hurricanes.
Operating expenses increased by $33
Insurance operating costs and expenses increased by $16, primarily due to a $16 increase in policyholder dividends. The $16 increase in policyholder dividends was largely due to a $10 reduction in estimated policyholder dividends recorded in 2006 and a $7 increase in estimated policyholder dividends recorded in 2007. The $7 increase in dividends in 2007 was primarily driven by an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Amortization of deferred policy acquisition costs increased by $17, due largely to an increase in amortization for professional liability, fidelity and surety business driven largely by the increase in earned premiums for that business and a reduction in ceding commissions. The expense ratio increased by 1.8 points, to 27.4, due largely to the reduction in ceding commission on professional liability business and the decrease in earned premiums.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
Operating Summary

	2008	2007	2006
Written premiums	$7	$5	$4
Change in unearned premium reserve	—	—	(1)

Earned premiums	7	5	5
Losses and loss adjustment expenses — prior year	129	193	360
Insurance operating costs and expenses	23	22	11

Underwriting results	(145)	(210)	(366)
Net investment income	197	248	261
Net realized capital gains (losses)	(208)	(12)	26
Other expenses	(3)	(1)	(1)

Net income (loss) before income taxes	(159)	25	(80)
Income tax benefit	62	5	45

Net income (loss)	$(97)	$30	$(35)

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
Year ended December 31, 2008 compared to the year ended December 31, 2007
Other Operations reported a net loss of $97 in 2008 compared to net income of $30 in 2007, driven by the following:
•
A $65 increase in underwriting results, primarily due to a $64 decrease in unfavorable prior year loss development. Reserve development in 2008 included $50 of asbestos reserve strengthening and $53 of environmental reserve strengthening. In 2007, reserve development included $99 principally as a result of an adverse arbitration decision and $25 of environmental reserve strengthening.

•	A $51 decrease in net investment income, primarily as a result of net losses on limited partnerships and other alternative investments in 2008 and decreased fixed maturity income.
•
A $196 increase in net realized capital losses, primarily due to realized losses in 2008 from impairments of subordinated fixed maturities and preferred equity securities in the financial services sector as well as of securitized assets.

•	A $57 increase in income tax benefit, primarily as a result of a change from pre-tax income in 2007 to a pre-tax loss in 2008.
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
•
A change from $26 of net realized capital gains in 2006 to $12 of net realized capital losses in 2007, primarily due to an increase in impairments and decreases in the fair value of non-qualifying derivatives attributable to changes in value associated with credit derivatives due to credit spreads widening.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2008, 2007 and 2006.
Other Operations Losses and Loss Adjustment Expenses

	Asbestos	Environmental	All Other [1][6]	Total
2008
Beginning liability — net [2] [3]	$1,998	$251	$1,888	$4,137
Losses and loss adjustment expenses incurred	68	54	7	129
Losses and loss adjustment expenses paid	(182)	(36)	(267)	(485)

Ending liability — net [2] [3]	$1,884 [5]	$269	$1,628	$3,781

2007
Beginning liability — net [2] [3]	$2,242	$316	$1,858	$4,416
Losses and loss adjustment expenses incurred	43	28	122	193
Losses and loss adjustment expenses paid	(287)	(93)	(217)	(597)
Reallocation of reserves for unallocated loss adjustment expenses [4]	—	—	125	125

Ending liability — net [2] [3]	$1,998	$251	$1,888	$4,137

2006
Beginning liability — net [2] [3]	$2,291	$360	$2,240	$4,891
Losses and loss adjustment expenses incurred	314	62	(16)	360
Losses and loss adjustment expenses paid	(363)	(106)	(366)	(835)

Ending liability — net [2] [3]	$2,242	$316	$1,858	$4,416

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $12 and $6, respectively, as of December 31, 2008, $9 and $6, respectively, as of December 31, 2007, and $9 and $6, respectively, as of December 31, 2006. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the years ended December 31, 2008, 2007 and 2006 includes $16, $10 and $11, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the years ended December 31, 2008, 2007 and 2006 includes $13, $10 and $12, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,498 and $309, respectively, as of December 31, 2008, $2,707 and $290, respectively, as of December 31, 2007, and $3,242 and $362, respectively, as of December 31, 2006.

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

[5]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $189 and $283, respectively, resulting in a one year net survival ratio of 10.0 and a three year net survival ratio of 6.7. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

[6]
The Company includes its allowance for uncollectible reinsurance in the “All Other” category of reserves. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss.

In the fourth quarters of 2008, 2007 and 2006, the Company completed evaluations of certain of its non-asbestos and environmental reserves, including its assumed reinsurance liabilities. Based on these evaluations, the Company recognized favorable prior year development of $30 and $18 in 2008 and 2007, respectively, and unfavorable prior year development of $12 in 2006 for its HartRe assumed reinsurance liabilities. The improvement in 2008 and 2007 was the result of lower than expected reported losses. In 2008 and 2007, the favorable HartRe assumed reinsurance development was offset by unfavorable other non-asbestos and environmental prior year development of $30 and $17 in 2008 and 2007, respectively, including $25 of adverse development in 2008 for assumed reinsurance obligations of the Company’s Bermuda operations.
During the third quarters of 2008, 2007 and 2006, the Company completed its annual ground up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. In all three years, the Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment. The Company also found that, during 2008, the decline in the reporting of new accounts and sites has been slower than anticipated in the previous review. The net effect of these changes resulted in $53, $25 and $43 increases in net environmental liabilities in 2008, 2007 and 2006, respectively. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.

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
The following table displays gross environmental reserves and other statistics by category as of December 31, 2008.
Summary of Gross Environmental Reserves
As of December 31, 2008

	Number of	Total
Gross Environmental Reserves as of September 30, 2008 [1]	Accounts [2]	Reserves
Accounts with future exposure > $2.5	9	$44
Accounts with future exposure < $2.5	565	100
Other direct [3]	—	62

Total Direct	574	206

Assumed Reinsurance		61
London Market		56

Total gross environmental reserves as of September 30, 2008 [1]		323
Gross paid loss activity for the fourth quarter 2008		(16)
Gross incurred loss activity for the fourth quarter 2008		2

Total gross environmental reserves as of December 31, 2008 [4] [5]		$309

[1]	Gross Environmental Reserves based on the third quarter 2008 environmental reserve study.

[2]	Number of accounts established as of June 2008.

[3]	Includes unallocated IBNR.

[4]	The one year gross paid amount for total environmental claims is $52, resulting in a one year gross survival ratio of 5.9.

[5]	The three year average gross paid amount for total environmental claims is $95, resulting in a three year gross survival ratio of 3.2.
During the second quarters of 2008, 2007 and 2006, the Company completed its annual ground up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. In the second quarter of 2008, the Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment. The net effect of these changes resulted in a $50 increase in net asbestos reserves. In 2007 and 2006, these evaluations resulted in no addition to the Company’s net asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
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

The following table displays gross asbestos reserves and other statistics by policyholder category as of December 31, 2008.
Summary of Gross Asbestos Reserves
As of December 31, 2008

	Number of	All Time	Total	All Time
Gross Asbestos Reserves as of June 30, 2008 [1]	Accounts [2]	Paid [3]	Reserves	Ultimate [3]
Major asbestos defendants [5]
Structured settlements (includes 3 Wellington accounts)	5	$194	$408	$602
Wellington (direct only)	31	968	67	1,035
Other major asbestos defendants	29	482	168	650
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	74	715	603	1,318
Accounts with future exposure < $2.5	1,090	282	119	401
Unallocated [6]		1,653	444	2,097

Total Direct		4,294	1,809	6,103
Assumed Reinsurance		1,058	497	1,555
London Market		558	370	928

Total as of June 30, 2008 [1]		5,910	2,676	8,586

Gross paid loss activity for the third quarter and fourth quarter 2008		183	(183)	—
Gross incurred loss activity for the third quarter and fourth quarter 2008		—	5	5

Total as of December 31, 2008 [4]		$6,093	$2,498	$8,591

[1]	Gross Asbestos Reserves based on the second quarter 2008 asbestos reserve study.

[2]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2008.

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

[4]
Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio of 5.7 as of December 31, 2008 is computed based on total paid losses of $1.307 billion for the period from January 1, 2006 to December 31, 2008. As of December 31, 2008, the one year gross paid amount for total asbestos claims is $294 resulting in a one year gross survival ratio of 8.5.

[5]	Includes 25 open accounts at June 30, 2008. Included 26 open accounts at June 30, 2007.

[6]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.
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

The following table sets forth, for the years ended December 31, 2008, 2007 and 2006, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
2008
Gross
Direct	$207	$76	$32	$69
Assumed — Domestic	61	—	9	(17)
London Market	19	—	6	13

Total	287	76	47	65
Ceded	(105)	(8)	(11)	(11)

Net	$182	$68	$36	$54

2007
Gross
Direct	$251	$(289)	$90	$43
Assumed — Domestic	112	72	16	—
London Market	31	76	8	—

Total	394	(141)	114	43
Ceded	(107)	184	(21)	(15)

Net	$287	$43	$93	$28

2006
Gross
Direct	$346	$5	$45	$57
Assumed — Domestic	199	4	50	(25)
London Market	66	—	9	3

Total	611	9	104	35
Ceded	(248)	305	2	27

Net	$363	$314	$106	$62

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross loss and LAE incurred in Ongoing Operations for the twelve months ended December 31, 2008, 2007, and 2006 includes $15, $9 and $10, respectively, related to asbestos and environmental claims. Total gross loss and LAE paid in Ongoing Operations for the twelve months ended December 31, 2008, 2007, and 2006 includes $12, $10 and $12, respectively, related to asbestos and environmental claims.

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2008 of $2.18 billion ($1.90 billion and $275 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.80 billion to $2.42 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the “Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves or to the amounts recoverable from its reinsurers.
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

During the second quarters of 2008, 2007 and 2006, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluations in the second quarters of 2008 and 2007 resulted in no addition to the allowance for uncollectible reinsurance. In the second quarter of 2006, the Company entered into an agreement with Equitas and all Lloyd’s syndicates reinsured by Equitas (collectively, “Equitas”) that resolved, with minor exception, all of the Company’s ceded and assumed domestic reinsurance exposures with Equitas, including all of the Company’s reinsurance recoveries from Equitas under the Blanket Casualty Treaty (BCT). As a result of the settlement with Equitas and the 2006 reinsurance recoverable evaluation, the Company reduced its net reinsurance recoverable by $243.
In conducting these evaluations of reinsurance recoverables, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The Company also considered the effect of the Equitas settlement on the collectability of amounts due from other upper-layer reinsurers under the BCT. The allowance for uncollectible reinsurance reflects management’s current estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. As of December 31, 2008, the allowance for uncollectible reinsurance for Other Operations totals $254. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Uncertainties regarding the factors that affect the allowance for uncollectible reinsurance could cause the Company to change its estimates, and the effect of these changes could be material to the Company’s consolidated results of operations or cash flows.
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
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses reduced the Company’s consolidated revenues by $11.9 billion for the year ended December 31, 2008, and contributed to the Company’s consolidated revenues by $4.4 billion and $6.3 billion for the years ended December 31, 2007 and 2006, respectively. Net investment income and net realized capital gains and losses, excluding net investment income from trading securities, reduced the Company’s consolidated revenues by $1.6 billion for the year ended December 31, 2008, and contributed to the Company’s consolidated revenues by $4.2 billion and $4.4 billion for the years ended December 31, 2007 and 2006, respectively. The reduction to consolidated revenues for 2008, as compared to prior year periods, is primarily due to a net loss in the value of equity securities, held for trading, and realized capital losses.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 54% and 61% of the fair value of its invested assets as of December 31, 2008 and 2007, respectively. Other events beyond the Company’s control, including changes in credit spreads, a downgrade of an issuer’s credit rating or default of payment by an issuer, could also adversely impact the fair value of these investments.
The Company invests in private placement securities, mortgage loans and limited partnerships and other alternative investments in order to further diversify its investment portfolio. These investment types comprised approximately 20% and 23% of the fair value of its invested assets as of December 31, 2008 and 2007, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields over the life of the investment to compensate for the liquidity risk.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of an other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.

Life
The primary investment objective of Life’s general account is to maximize economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Life”.
The following table identifies the invested assets by type held in the general account.
Composition of Invested Assets

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$45,182	71.3%	$52,542	82.6%
Equity securities, available-for-sale, at fair value	711	1.1%	1,284	2.0%
Mortgage loans, at amortized cost [1]	5,684	9.0%	4,739	7.5%
Policy loans, at outstanding balance	2,208	3.5%	2,061	3.2%
Limited partnerships and other alternative investments [2]	1,129	1.8%	1,306	2.1%
Short-term investments	6,937	11.0%	1,158	1.8%
Other investments [3]	1,473	2.3%	534	0.8%

Total investments excl. equity securities, held for trading	63,324	100.0%	63,624	100.0%
Equity securities, held for trading, at fair value [4]	30,820		36,182

Total investments	$94,144		$99,806

[1]	Consist of commercial and agricultural loans.

[2]	Includes a real estate joint venture.

[3]	Primarily relates to derivative instruments.

[4]	These assets primarily support the International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments decreased $5.7 billion since December 31, 2007 primarily as a result of a decline in value of equity securities, held for trading, and increased unrealized losses on available-for-sale securities due to credit spread widening, offset by positive operating cash flows. The decline in value in equity securities, held for trading, was due to negative market performance of the underlying investment funds supporting the Japanese variable annuity product and policyholder transfers from the accumulation to the annuitization phase of the contract. These losses were partially offset by gains resulting from translation as the Yen strengthened compared to the U.S. dollar. In addition, Life increased its investment in short-term securities in preparation for funding liability outflows and to maintain higher than average liquidity while waiting for market and asset valuations to stabilize. Mortgage loans increased due to diversification opportunities.
Limited partnerships and other alternative investments decreased by $177 during 2008. Life continuously evaluates its allocation to limited partnerships and other alternative investments and has taken steps to reduce its exposure to hedge funds, most of which will occur in 2009. In addition, HIMCO does not expect significant additions to limited partnerships and other alternative investments in 2009 except for unfunded commitments. HIMCO closely monitors the impact of these investments in relationship to the overall investment portfolio and the consolidated balance sheets.
The following table summarizes Life’s limited partnerships and other alternative investments.
Composition of Limited Partnerships and Other Alternative Investments

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Hedge funds [1]	$273	24.2%	$506	38.7%
Mortgage and real estate [2]	259	22.9%	309	23.7%
Mezzanine debt [3]	95	8.4%	72	5.5%
Private equity and other [4]	502	44.5%	419	32.1%

Total	$1,129	100.0%	$1,306	100.0%

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

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

Investment Results
The following table summarizes Life’s net investment income.

	2008		2007		2006
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$2,858	5.2%	$3,114	5.9%	$2,860	5.8%
Equity securities, available-for-sale	96	7.5%	86	7.0%	56	7.3%
Mortgage loans	293	5.7%	255	6.2%	142	6.3%
Policy loans	139	6.5%	135	6.5%	142	6.9%
Limited partnerships and other alternative investments	(233)	(17.2%)	115	12.0%	69	12.6%
Other [3]	(36)	—	(133)	—	(22)	—
Investment expense	(72)	—	(75)	—	(63)	—

Total net investment income excluding equity securities held for trading	3,045	4.8%	3,497	6.0%	3,184	5.8%
Equity securities held for trading [4]	(10,340)		145		1,824

Total net investment income (loss)	$(7,295)		$3,642		$5,008

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

[3]
Includes fees associated with securities lending activities of $70, $97 and $0, respectively, for the years ended December 31, 2008, 2007 and 2006. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, held for trading.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net investment income, excluding equity securities, held for trading, decreased $452, or 13%, for the year ended December 31, 2008, compared to the prior year period. The decrease in net investment income was primarily due to lower yield on variable rate securities due to declines in short term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments, and a decrease in investment yield for limited partnership and other alternative investments. The decrease in limited partnerships and other alternative investments yield was largely due to negative returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate and credit environment, Life expects a slightly higher average portfolio yield for 2009 as compared to 2008.
The decrease in net investment income on equity securities, held for trading, for the year ended December 31, 2008 compared to the prior year period was primarily attributed to a decline in the value of the underlying investment funds supporting the Japanese variable annuity product due to negative market performance year over year.
Year ended December 31, 2007 compared to the year ended December 31, 2006
Net investment income, excluding securities held for trading, increased $313, or 10%, for the year ended December 31, 2007, compared to the prior year period. The increase in net investment income was primarily due to a higher average invested asset base and a higher total portfolio yield. The increase in the average invested assets base as compared to the prior year period was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales. Limited partnerships and other alternative investments contributed to the increase in income compared to the prior year period, despite a lower yield, due to a greater allocation of investments to this asset class. While the limited partnership and other alternative investment yield continued to exceed the overall portfolio yield, it decreased compared to the prior year period primarily due to the market performance of Life’s hedge fund investments largely due to disruptions in the credit market associated with structured securities.
Net investment income on equity securities, held for trading, for the year ended December 31, 2007 was primarily attributed to a change in the value of the underlying investment funds supporting the Japanese variable annuity product due to market performance.

The following table summarizes Life’s net realized capital gains and losses results.

(Before-tax)	2008	2007	2006

Gross gains on sale	$422	$213	$215
Gross losses on sale	(399)	(168)	(257)
Impairments	(2,424)	(358)	(76)
Japanese fixed annuity contract hedges, net [1]	64	18	(17)
Periodic net coupon settlements on credit derivatives/Japan	(35)	(40)	(48)
SFAS 157 transition impact [2]	(650)	—	—
Results of variable annuity hedge program
GMWB derivatives, net	(713)	(286)	(26)
Macro hedge program	74	(12)	(14)

Total results of variable annuity hedge program	(639)	(298)	(40)
Other, net [3]	(477)	(186)	(37)

Net realized capital losses, before-tax	$(4,138)	$(819)	$(260)

[1]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[2]	Includes SFAS 157 implementation losses of $616, $10 and $24 related to the embedded derivatives within GMWB-US, GMWB-UK and GMAB liabilities, respectively.

[3]
Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses, and other investment gains and losses.

The circumstances giving rise to the changes in these components are as follows:
Year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006

Gross Gains and Losses on Sale
•     Gross gains and losses on sales for the year ended December 31, 2008 primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included was a gain of $141 from the sale of a synthetic CDO, as well as losses on sales of HIMCO managed CLOs in the first quarter. For more information regarding these CLO losses, refer to the Variable Interest Entities section below. During the year ended December 31, 2008, securities sold at a loss were depressed, on average, approximately 2% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•     Gross gains and losses on sales for the year ended December 31, 2007 were primarily comprised of corporate securities. During the year ended December 31, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•     Gross gains on sales for the year ended December 31, 2006 were primarily within fixed maturities and were concentrated in U.S. government, corporate and foreign government securities. Gross losses on sale for the year ended December 31, 2006 were primarily within fixed maturities and were concentrated in the corporate and CMBS sectors.

Impairments	• See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

SFAS 157	• See Note 4 in the Notes to the Consolidated Financial Statements for a discussion of the SFAS 157 transition impact.

Variable Annuity Hedge Program	• See Note 4 in the Notes to the Consolidated Financial Statements for a discussion of variable annuity hedge program gains and losses.

Other
•     Other, net losses for the year ended December 31, 2008 were primarily related to net losses of $291 related to transactional foreign currency losses predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, resulting from appreciation of the Yen and credit derivative losses of $222 due to significant credit spread widening. Also included were losses on HIMCO managed CLOs in the first quarter and derivative related losses of $39 in the third quarter due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. For more information regarding the CLO losses, refer to the Variable Interest Entities section below.

•     Other, net losses for the year ended December 31, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening as well as fluctuations in interest rates and foreign currency exchange rates. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities.

•     Other, net losses for the year ended December 31, 2006 were primarily driven from the change in value of non-qualifying derivatives due to fluctuations in interest rates and foreign currency exchange rates. These losses were partially offset by a before-tax benefit of $25 received from the WorldCom security settlement.

Separate Account Products
Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company’s separate accounts reflect accounts wherein the policyholder assumes substantially all the risk and reward. Investment objectives for separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities (except those sold in Japan), variable universal life insurance contracts, 401(k), and variable corporate owned life insurance. The assets and liabilities associated with variable annuity products sold in Japan and the United Kingdom do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company. Therefore, these assets are included with the Company’s general account assets. As of December 31, 2008 and 2007, the Company’s separate accounts totaled $130.2 billion and $199.9 billion, respectively.
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
The following table identifies the invested assets by type held.
Composition of Invested Assets

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$19,775	81.7%	$27,205	88.8%
Equity securities, available-for-sale, at fair value	674	2.8%	1,208	3.9%
Mortgage loans, at amortized cost [1]	785	3.2%	671	2.2%
Limited partnerships and other alternative investments [2]	1,166	4.8%	1,260	4.1%
Short-term investments	1,597	6.6%	284	0.9%
Other investments [3]	207	0.9%	38	0.1%

Total investments	$24,204	100.0%	$30,666	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Includes hedge fund investments outside of limited partnerships and a real estate joint venture.

[3]	Primarily relates to derivative instruments.
Total investments decreased $6.5 billion since December 31, 2007 primarily as a result of increased unrealized losses. Unrealized losses increased as a result of market deterioration due to significant credit spread widening. In addition, P&C increased its investment in short-term securities to maintain higher than average liquidity while waiting for market and asset valuations to stabilize.
Limited partnerships and other alternative investments decreased by $94 during 2008. Property & Casualty continuously evaluates its allocation to limited partnerships and other alternative investments and has taken steps to reduce its exposure to hedge funds, some of which will occur in 2009. In addition, HIMCO does not expect significant additions to limited partnerships and other alternative investments in 2009 except for unfunded commitments. HIMCO closely monitors the impact of these investments in relationship to the overall investment portfolio and the consolidated balance sheets.

The following table summarizes Property & Casualty’s limited partnerships and other alternative investments.
Composition of Limited Partnerships and Other Alternative Investments

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Hedge funds [1]	$561	48.1%	$728	57.8%
Mortgage and real estate [2]	292	25.1%	291	23.1%
Mezzanine debt [3]	61	5.2%	48	3.8%
Private equity and other [4]	252	21.6%	193	15.3%

Total	$1,166	100.0%	$1,260	100.0%

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

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
Investment Results
The following table below summarizes Property & Casualty’s net investment income.

	2008		2007		2006
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,418	5.4%	$1,511	5.7%	$1,386	5.5%
Equity securities, available-for-sale	68	6.5%	50	6.0%	35	5.5%
Mortgage loans	40	5.5%	38	6.2%	16	5.6%
Limited partnerships and other alternative investments	(212)	(15.5%)	140	14.5%	64	9.9%
Other [3]	(36)	—	(27)	—	9	—
Investment expense	(25)	—	(25)	—	(24)	—

Net investment income, before-tax	$1,253	4.4%	$1,687	5.9%	$1,486	5.5%

Net investment income, after-tax [4]	$921	3.2%	$1,246	4.4%	$1,107	4.1%

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

[3]
Includes fees associated with securities lending activities of $30, $41 and $0, respectively, for the years ended December 31, 2008, 2007 and 2006. The income from securities lending activities is included within fixed maturities. Also included are derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities.

[4]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Before-tax net investment income decreased $434, or 26%, and after-tax net investment income decreased $325, or 26%, compared to the prior year period. The decrease in net investment income was primarily due to lower yield on variable rate securities due to declines in short term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments, and a decrease in investment yield for limited partnership and other alternative investments. The decrease in limited partnerships and other alternative investments yield was largely due to negative returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. Based upon the current interest rate and credit environment, Property & Casualty expects a slightly higher average portfolio yield for 2009 as compared to 2008.
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

The following table summarizes Property & Casualty’s net realized capital gains and losses results.

	2008	2007	2006
Gross gains on sale	$180	$159	$205
Gross losses on sale	(448)	(121)	(164)
Impairments	(1,533)	(125)	(45)
Periodic net coupon settlements on credit derivatives	2	15	4
Other, net [1]	(78)	(100)	9

Net realized capital gains (losses), before-tax	$(1,877)	$(172)	$9

[1]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, and other investment gains and losses.
Year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006

Gross Gains and Losses on Sale
•     Gross gains and losses on sales for the year ended December 31, 2008 primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included were losses on sales of HIMCO managed CLOs in the first quarter. For more information regarding these CLO losses, refer to the Variable Interest Entities section below. During the year ended December 31, 2008, securities sold at a loss were depressed, on average, approximately 2% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•     Gross gains and losses on sales for the year ended December 31, 2007 were primarily comprised of foreign government, corporate, and municipal securities. During the year ended December 31, 2007, securities sold at a loss were depressed, on average, approximately 1% at the respective period’s impairment review date and were deemed to be temporarily impaired.

•     Gross gains on sales for the year ended December 31, 2006 were concentrated in the corporate, foreign government and municipal sectors. Gross losses on sales for the year ended December 31, 2006 were concentrated in the corporate and CMBS sectors.

Impairments	• See the Other-Than-Temporary Impairments section that follows for information on impairment losses.

Other
•     Other, net losses for the year ended December 31, 2008 were primarily related to net losses on credit derivatives of $90 as a result of credit spread widening on credit derivatives that assume credit exposure. Also included were losses on HIMCO managed CLOs in the first quarter and derivative related losses of $7 during the third quarter due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. For more information regarding the CLO losses, refer to the Variable Interest Entities section below.

•     Other, net losses for the year ended December 31, 2007 primarily resulted from the change in value associated with credit derivatives due to credit spreads widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities.

Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of December 31, 2008 and 2007, Corporate held $155 and $308, respectively, of fixed maturity investments, $1.5 billion and $160, respectively, of short-term investments and $73 and $103, respectively, of equity securities, available-for-sale. Short-term investments are intended to be used for general corporate purposes, which may include the capital and liquidity needs of our operations. For further information, see “Capital Resources and Liquidity” section under Liquidity Requirements. As of December 31, 2008 and 2007, a put option agreement for the Company’s contingent capital facility with a fair value of $43 was included in Other invested assets. Realized capital gains for the year ended December 31, 2008, included gains of $110 resulting from a decrease in the liability related to certain warrants associated with the Allianz transaction. For further discussion on Allianz, see the Capital Resources and Liquidity section.
Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities and can return the securities to the Company for cash at varying maturity dates. As of December 31, 2008, the Company loaned securities with a fair value of $2.9 billion and had received collateral against the loaned securities in the amount of $3.0 billion. The Company reduced its securities lending program by $1.4 billion since December 31, 2007 and plans to significantly reduce its term lending program in 2009 as securities mature.

The following table represents when the borrowers can return the loaned securities to the Company and, in turn, when the cash collateral would be returned to the borrower.

Cash Collateral
December 31, 2008
Thirty days or less	$917
Thirty one to 90 days	838
Over three to six months	784
Over six to nine months	430
Over nine months to one year	—

Total	$2,969

Variable Interest Entities (“VIE”)
The Company is involved with variable interest entities primarily as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor. The Company also has involvement with VIEs as a means of accessing capital.
VIEs may or may not be consolidated on the Company’s consolidated financial statements. When the Company is the primary beneficiary of the VIE, all of the assets and liabilities of the VIE are consolidated into the Company’s financial statements. The Company also reports a liability for the portion of the VIE that represents the minority interest of other investors in the VIE. When the Company concludes that it is not the primary beneficiary of the VIE, only the fair value of the Company’s interest in the VIE is recorded in the Company’s financial statements.
As of December 31, 2007, HIMCO was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO terminated in January 2009. The Company realized a capital loss of $90, before-tax, from the termination of these CLOs. In connection with the restructurings, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.
At December 31, 2008 and 2007, the Company had relationships with five and seven VIEs, respectively, where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	December 31, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss
CLOs	$339	$69	$257	$128	$47	$107
Limited partnerships	151	43	108	309	47	262
Other investments	249	59	221	377	71	317

Total	$739	$171	$586	$814	$165	$686

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets net of liabilities at cost. The Company has no implied or unfunded commitments to these VIEs.

CLOs represent one fund at December 31, 2008, which is a cash flow CLO financed by issuing debt in tranches of varying seniority and is a VIE due to the lack of voting equity in the capital structure. The Company provides collateral management services to the CLO and earns a fee for those services and also has investments in debt issued by the CLO. Taking those interests into consideration, the Company has performed a quantitative analysis and determined that it will absorb a majority of the expected losses or residual returns in the fund and as a result is the primary beneficiary. Consolidated assets are classified in cash and fixed maturities and consolidated liabilities are classified in other liabilities. At December 31, 2007, CLOs represent two market value CLOs, one of which converted to the cash flow CLO described above and the second which terminated during the fourth quarter of 2008.

At December 31, 2008 and 2007, limited partnerships represent investments in two hedge funds that are financed by issuing equity shares to investors, and are VIEs based on the lack of decision making ability held by the equity investors. The primary source of variability generated by these VIEs is the fund’s investment portfolio and that variability is passed to equity holders. The Company holds a majority interest in the equity of the funds and as a result will absorb the majority of the funds’ expected losses or residual returns and therefore is the primary beneficiary. Consolidated assets and liabilities are classified in other investments and other liabilities, respectively.
Other investments at December 31, 2008 consist of two investment trusts that are financed by issuing beneficial interests that do not have voting rights to investors. The Company holds a majority of the beneficial interests issued by these trusts and as the majority holder, will absorb a majority of expected losses or residual returns and therefore is the primary beneficiary. The Company was not the primary beneficiary of one of those trusts at December 31, 2007. Consolidated assets and liabilities are classified in fixed maturities and other liabilities, respectively. At December 31, 2007, other investments included three investment trusts, two of which have liquidated and the third remains at December 31, 2008.
As of December 31, 2008 and 2007, the Company also held significant variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. That determination has been made based on a quantitative analysis of whether the Company will absorb a majority of the expected losses or residual returns of the VIE, considering its variable interests as well as those of other variable interest holders. These investments have been held by the Company for two years.
The following table sets forth the carrying value of assets and liabilities that relate to the Company’s variable interests in unconsolidated VIEs, and the Company’s maximum exposure to loss resulting from involvement with those VIEs.

	December 31, 2008			December 31, 2007
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CLOs [1]	$308	$—	$349	$26	$—	$37
CDOs [1]	3	—	15	76	—	108
Other [2]	42	40	5	43	43	5

Total [3]	$353	$40	$369	$145	$43	$150

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost.

[2]	Maximum exposure to loss represents issuance costs that were incurred to establish the contingent capital facility.

[3]	The Company has no implied or unfunded commitments to these VIEs.
At December 31, 2008, CLOs include one fund that is financed by issuing debt securities in tranches of varying seniority. That fund is a cash flow CLO and a VIE due to the lack of voting equity in its capital structure. The Company holds variable interests through fees earned as the collateral manager and investments in debt and preferred equity issued by the fund with a carrying amount at December 31, 2008 of $306 and $2, respectively. At December 31, 2007, CLOs represent two market value CLOs, one of which converted to the cash flow CLO described above and the second for which the Company is no longer involved with following its conversion from a market value to a cash flow CLO.
At December 31, 2008 and 2007, CDOs consist of two VIEs that are financed by issuing debt having no voting rights to investors. The Company has variable interests in each CDO by virtue of its investment in that debt and fees received as the collateral manager. The carrying amount of the investment in debt issued by the CDOs is $3 at December 31, 2008 and is classified in fixed maturities.
Other, at December 31, 2008 and 2007, represents the Company’s variable interest in the Glen Meadow ABC Trust, which is a put option agreement that requires the trust, at any time, to purchase the Company’s junior subordinated notes in a maximum principal amount not to exceed $500. There is no equity investment and thus the trust is a VIE based on that lack of voting equity. The put option agreement held by the Company is a variable interest in the trust. The carrying amount of that option at December 31, 2008 classified in other assets is $42 and the carrying value of the liability for premiums due under the option contract at December 31, 2008 classified in other liabilities is $40.
Other-Than-Temporary Impairments
The Company has a comprehensive security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current fair value and a realized loss is recorded in the Company’s consolidated statements of operations. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yield. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A, Note 1 of Notes to Consolidated Financial Statements and Item 1A, Risk Factors.

The following table identifies the Company’s other-than-temporary impairments by type.

	2008	2007	2006
ABS
Sub-prime residential mortgages	$235	$212	$1
Other	27	19	7
CMBS
Bonds	141	18	—
IOs	61	—	2
CRE CDOs	398	—	—
CMOs/MBS	37	—	—
Corporate
Financial Services	1,342	67	—
Other	510	98	103
Equities
Financial Services	1,142	36	—
Other	19	20	8
Other	52	13	—

Total other-than-temporary impairments	$3,964	$483	$121

The following discussion provides an analysis of significant other-than-temporary impairments (“impairments”) recognized during 2008, 2007 and 2006 and the related circumstances giving rise to the impairments.
2008
For the year ended December 31, 2008, impairments of $3,964 were concentrated in subordinated fixed maturities and preferred equities within the financial services sector, as well as, in CMBS securities.
Of the $2,484 of impairments on financial services companies for 2008, the Company does not anticipate substantial recovery of $850 due to bankruptcy, financial restructurings or concerns about the issuer’s ability to continue to make contractual payments. The remaining balance primarily relates to securities that experienced extensive credit spread widening and the Company could not reasonably assert that the security would recover in value in a reasonable period of time or the Company did not wish to assert its intent to hold the security until recovery. To the extent the Company does not sell these securities, the Company expects to recover principal and interest in accordance with the security’s contractual terms over a period up to and including the security’s contractual maturity.
Impairments on securitized securities totaled $899 for the year ended December 31, 2008. For these securities, the Company determines impairments by modeling cash flows in a severe negative economic outlook scenario. If the results of this cash flow modeling result in an economic loss, an impairment was taken. The Company continues to receive contractual principal and interest payments on the majority of CMBS and sub-prime ABS securities impaired, however the Company is uncertain of its ability to recover principal and interest in accordance with the security’s original contractual terms.
The remaining impairments of $581 were primarily recorded on securities in various sectors, primarily high yield non-financial services corporate securities that experienced significant credit spread widening and for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.
2007
For the year ended December 31, 2007, impairments of $483 were concentrated in securitized assets and corporate fixed maturities. Impairments for securitized assets totaled $249 and were primarily on securities backed by sub-prime residential mortgage loans rated A and below in the 2006 and 2007 vintage years. Impairments on corporate fixed maturities of $165 were primarily within the financial services and home builders sectors. The majority of these securities experienced extensive credit spread widening and the Company could not reasonably assert that the security would recover in value in a reasonable period of time. For the majority of these securities, the Company expects to recover principal and interest substantially greater than what the market price indicates.
The remaining impairments were primarily recorded on securities in various sectors that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.
2006
For the year ended December 31, 2006, impairments were primarily recorded on corporate fixed maturities and ABS. Other than a $16 impairment on a single issuer in the utilities sector, there were no other significant impairments (i.e., $15 or greater) recorded on any single security or issuer. The impairments on ABS primarily related to investments backed by aircraft lease receivables. Impairments resulted from higher than expected maintenance expenses.

INVESTMENT CREDIT RISK
The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management.
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
Other than U.S. government and certain U.S. government agencies backed by the full faith and credit of the U.S. government, the Company’s only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity, is the Government of Japan, which represents $2.3 billion, or 25%, of stockholders’ equity. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 5 of Notes to Consolidated Financial Statements.
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
The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the internal compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10, excluding reinsurance derivatives. The Company currently transacts derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2008, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating.
For the year ended December 31, 2008, the Company has incurred losses of $46 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
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
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payments on certain credit default swaps, which reduces the Company’s overall credit exposure. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps in offsetting positions, which had a notional amount of $2.6 billion as of December 31, 2008.
Credit Default Swaps

	December 31, 2008			December 31, 2007
		Initial			Initial
	Notional	Premium		Notional	Premium
	Amount	Received	Fair Value	Amount	Received	Fair Value
Assuming credit risk	$1,082	$(2)	$(399)	$2,715	$(203)	$(416)
Reducing credit risk	3,668	(1)	340	5,166	(1)	81

Total credit default swaps	$4,750	$(3)	$(59)	$7,881	$(204)	$(335)

During 2008, the Company continued to reduce overall credit risk exposure to general credit spread movements by both reducing and rebalancing the total notional amount of the credit default swap portfolio. In addition, all credit derivatives that reference the first loss position of a basket of corporate issuers were terminated during 2008. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the year ended December 31, 2008, the Company realized losses of $153, including net periodic coupon settlements, on credit default swaps.
Prior to the first quarter of 2008, the Company also assumed credit exposure through credit index swaps referencing AAA rated CMBS indices. During the first and second quarter of 2008, the Company realized a loss of $100 and $3, before-tax, respectively, as a result of these swaps maturing as well as the Company eliminating exposure to the remaining swaps by entering into offsetting positions. As of December 31, 2008, the Company does not have exposure to CMBS through credit derivatives.
Available-for-Sale Securities
The following table identifies fixed maturities by credit quality on a consolidated basis. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Consolidated Fixed Maturities by Credit Quality

	December 31, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$17,844	$13,489	20.7%	$28,547	$28,318	35.4%
AA	14,093	11,646	17.9%	11,326	10,999	13.7%
A	18,742	15,831	24.4%	16,999	17,030	21.3%
BBB	15,749	12,794	19.6%	15,093	14,974	18.7%
United States Government/Government agencies	9,409	9,568	14.7%	5,165	5,229	6.5%
BB & below	2,401	1,784	2.7%	3,594	3,505	4.4%

Total fixed maturities	$78,238	$65,112	100.0%	$80,724	$80,055	100.0%

The Company’s investment ratings as a percentage of total fixed maturities experienced a downward shift from AAA since December 31, 2007 primarily due to rating agency downgrades of monoline insurers, as well as, downgrades of sub-prime, CMBS, and financial services sector securities. The movement in both government rated and BB & below securities is attributable to efforts to reallocate the portfolio to higher quality, risk adverse assets through purchases of U.S. Treasuries and sales of high yield securities.

The following table identifies available-for-sale securities by type on a consolidated basis.
Consolidated Available-for-Sale Securities by Type

	December 31, 2008					December 31, 2007
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
ABS
Auto	$545	$—	$(124)	$421	0.6%	$692	$—	$(16)	$676	0.9%
CLOs [1]	2,865	—	(735)	2,130	3.3%	2,590	—	(114)	2,476	3.1%
Credit cards	942	—	(188)	754	1.2%	957	3	(22)	938	1.2%
RMBS [2]	2,532	7	(891)	1,648	2.5%	2,999	10	(343)	2,666	3.3%
Student loan	764	—	(277)	487	0.7%	786	1	(40)	747	0.9%
Other [3]	1,215	6	(393)	828	1.3%	1,491	19	(98)	1,412	1.7%
CMBS
Agency backed [4]	433	16	—	449	0.7%	445	10	—	455	0.6%
Bonds	11,144	10	(4,370)	6,784	10.4%	13,196	116	(421)	12,891	16.1%
CRE CDOs	1,763	2	(1,302)	463	0.7%	2,243	1	(390)	1,854	2.3%
Interest only (“IOs”)	1,396	17	(333)	1,080	1.7%	1,741	117	(27)	1,831	2.3%
CMOs
Agency backed	849	46	(8)	887	1.4%	1,191	32	(4)	1,219	1.5%
Non-agency backed [5]	413	1	(124)	290	0.4%	525	4	(3)	526	0.7%
Corporate [6]
Basic industry	2,138	33	(338)	1,833	2.8%	2,508	61	(34)	2,535	3.2%
Capital goods	2,480	32	(322)	2,190	3.3%	2,194	86	(26)	2,254	2.8%
Consumer cyclical	2,335	34	(388)	1,981	3.0%	3,011	87	(60)	3,038	3.8%
Consumer non-cyclical	3,435	60	(252)	3,243	5.0%	3,008	89	(37)	3,060	3.8%
Energy	1,669	24	(146)	1,547	2.4%	1,595	71	(12)	1,654	2.1%
Financial services	8,422	254	(1,543)	7,133	10.9%	11,153	227	(512)	10,868	13.5%
Tech. & comm.	3,738	86	(400)	3,424	5.3%	3,763	181	(40)	3,904	4.9%
Transportation	508	8	(90)	426	0.7%	401	12	(13)	400	0.5%
Utilities	4,859	92	(578)	4,373	6.7%	4,500	181	(104)	4,577	5.7%
Other [7]	1,475	—	(444)	1,031	1.6%	1,985	27	(104)	1,908	2.4%
Gov./Gov. agencies
Foreign	2,786	100	(65)	2,821	4.3%	999	59	(5)	1,053	1.3%
United States	5,883	112	(39)	5,956	9.2%	836	22	(3)	855	1.1%
MBS	2,243	42	(7)	2,278	3.5%	2,757	26	(20)	2,763	3.5%
Municipal
Taxable	1,115	8	(229)	894	1.4%	1,376	33	(23)	1,386	1.7%
Tax-exempt	10,291	194	(724)	9,761	15.0%	11,776	394	(67)	12,103	15.1%
Red. preferred stock	—	—	—	—	—	6	—	—	6	—

Fixed maturities	$78,238	$1,184	$(14,310)	$65,112	100.0%	$80,724	$1,869	$(2,538)	$80,055	100.0%
Equity securities, available-for-sale
Financial Services	973	13	(196)	790		2,062	13	(224)	1,851
Other	581	190	(103)	668		549	205	(10)	744

Total securities, available-for-sale [8]	$79,792	$1,387	$(14,609)	$66,570		$83,335	$2,087	$(2,772)	$82,650

[1]	As of December 31, 2008, 99% of these senior secured bank loan CLOs were AAA rated with an average subordination of 29%.

[2]
Includes securities with an amortized cost and fair value of $14 and $10, respectively, as of December 31, 2008, and $40 and $37, respectively, as of December 31, 2007, which were backed by pools of loans issued to prime borrowers. Includes securities with an amortized cost and fair value of $91 and $62, respectively, as of December 31, 2008, and $96 and $87, respectively, as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[3]
Includes CDO securities with an amortized cost and fair value of $8 and $5, respectively, as of December 31, 2008, and $16 and $15, respectively, as of December 31, 2007, that contain a below-prime residential mortgage loan component. Typically these CDOs are also backed by assets other than below-prime loans.

[4]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[5]
Includes securities with an amortized cost and fair value of $214 and $135, respectively, as of December 31, 2008, and $270 as of December 31, 2007, which were backed by pools of loans issued to Alt-A borrowers.

[6]	As of December 31, 2008 and 2007, 95% and 92%, respectively, of corporate securities were rated investment grade.

[7]
Includes structured investments with an amortized cost and fair value of $526 and $364, respectively, as of December 31, 2008, and $782 and $730, respectively, as of December 31, 2007. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

[8]
Gross unrealized gains represent gains of $860, $526, and $1 for Life, Property & Casualty, and Corporate, respectively, as of December 31, 2008 and $1,339, $734, and $14, respectively, as of December 31, 2007. Gross unrealized losses represent losses of $10,766 $3,835, and $8 for Life, Property & Casualty, and Corporate, respectively, as of December 31, 2008 and $1,985, $781, and $6, respectively, as of December 31, 2007.

The Company’s investment sector allocations as a percentage of total fixed maturities have significantly changed since December 31, 2007 primarily due to efforts to reallocate the portfolio to higher quality, risk averse assets, such as U.S. government/government agencies, and recession resistant sectors, such as consumer non-cyclical, while reducing its exposure to CMBS, financial services and consumer cyclical sectors.
The available-for-sale net unrealized loss position increased $12.5 billion since December 31, 2007 primarily as a result of credit spread widening, partially offset by declining interest rates and impairments. Credit spreads widened primarily due to continued deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities, as well as, a U.S. recession and a declining global economy. Despite steps taken by the government to stabilize the financial system, liquidity and confidence in the markets have not yet been restored. The sectors most significantly impacted include financial services, residential and commercial mortgage backed investments, and consumer loan backed investments. The following sections illustrate the Company’s holdings and provide commentary on these sectors.
Financial Services
Financial companies remain under significant stress driven initially by the housing market collapse which led to massive asset write-downs, an inability to source capital, funding pressure and a loss of confidence in the financial system. Numerous government initiatives were put forth over the course of 2008 to address the seizure in the financial and capital markets, including the injection of capital into financial institutions through the Treasury’s Capital Purchase Program, and the establishment of the FDIC Temporary Liquidity Guarantee Program (“TLGP”) whereby the FDIC guarantees newly issued unsecured debt for participating institutions. While the government’s efforts have provided some stability, financial institutions remain vulnerable to ongoing asset write-downs, increasing credit losses associated with a deteriorating economy, weak earnings prospects, and potentially the need for additional capital if losses further weaken current capital positions.
The Company has exposure to the financial services sector predominantly through banking, insurance and finance firms. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. The following table represents the Company’s exposure to the financial services sector included in the corporate and equity securities, available-for-sale lines in the Consolidated Available-for-Sale Securities by Type table above. Of the Company’s $7.9 billion on a fair value basis, $3.4 billion is senior debt, $1.9 billion is subordinate and Tier 2 holdings and $2.6 billion is Tier 1 and preferred exposure. The Company’s exposure to European financial institutions comprises $702 of senior debt, $816 of subordinate and Tier 2 holdings and $875 of Tier 1 and preferred holdings.
Financial Services by Credit Quality

	December 31, 2008			December 31, 2007
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$728	$628	7.9%	$635	$614	4.8%
AA	2,067	1,780	22.5%	4,141	4,008	31.5%
A	5,479	4,606	58.1%	6,755	6,525	51.3%
BBB	1,015	816	10.3%	1,378	1,283	10.1%
BB & below	106	93	1.2%	306	289	2.3%

Total	$9,395	$7,923	100.0%	$13,215	$12,719	100.0%

Sub-Prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage backed securities included in the Consolidated Available-for-Sale Securities by Type table above. These securities continue to be affected by uncertainty surrounding the decline in home prices, negative technical factors and deterioration in collateral performance.
The following table presents the Company’s exposure to ABS supported by sub-prime mortgage loans by current credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and ABS other line in the Consolidated Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below excludes the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $305 and $197, respectively, as of December 31, 2008, and $366 and $357, respectively, as of December 31, 2007. These securities were primarily backed by 2007 vintage year collateral and rated A and above.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4]
December 31, 2008 [5]

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$49	$41	$162	$136	$60	$43	$32	$26	$34	$20	$337	$266
2004	112	81	349	277	8	7	10	7	—	—	479	372
2005	90	71	543	367	154	77	24	16	23	18	834	549
2006	77	69	126	56	18	9	120	50	143	54	484	238
2007	42	27	40	10	38	18	47	26	134	75	301	156

Total	$370	$289	$1,220	$846	$278	$154	$233	$125	$334	$167	$2,435	$1,581

Credit protection	40.5%		47.6%		31.4%		21.9%		19.9%		41.0%
December 31, 2007

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$93	$92	$213	$199	$113	$94	$8	$7	$7	$7	$434	$399
2004	133	131	358	324	2	2	2	1	—	—	495	458
2005	113	107	796	713	8	5	10	3	33	23	960	851
2006	457	413	67	55	2	3	3	2	8	2	537	475
2007	280	241	71	39	56	47	21	20	25	27	453	374

Total	$1,076	$984	$1,505	$1,330	$181	$151	$44	$33	$73	$59	$2,879	$2,557

Credit protection	32.7%		47.3%		21.1%		19.6%		17.1%		39.8%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
The Company’s exposure to second lien residential mortgages is composed primarily of loans to prime and Alt-A borrowers, of which approximately over half were wrapped by monoline insurers. These securities are included in the table above and have an amortized cost and fair value of $173 and $82, respectively, as of December 31, 2008 and $260 and $217, respectively, as of December 31, 2007.

[3]	As of December 31, 2008, the weighted average life of the sub-prime residential mortgage portfolio was 3.8 years.

[4]	Approximately 84% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades which have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2007.

Commercial Mortgage Loans
The Company has observed weakness in commercial real estate market fundamentals and expects continued pressure on these fundamentals including increased vacancies, rising delinquencies, lower rent growth and declining property values. The following tables represent the Company’s exposure to CMBS bonds, commercial real estate CDOs, and IOs by current credit quality and vintage year. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as rating downgrades and impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]
December 31, 2008

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,057	$1,869	$455	$299	$175	$102	$36	$27	$37	$25	$2,760	$2,322
2004	667	576	85	35	65	22	23	10	—	—	840	643
2005	1,142	847	475	152	325	127	55	27	—	—	1,997	1,153
2006	2,562	1,498	385	110	469	168	385	140	40	12	3,841	1,928
2007	981	504	438	128	148	45	134	60	5	1	1,706	738

Total	$7,409	$5,294	$1,838	$724	$1,182	$464	$633	$264	$82	$38	$11,144	$6,784

Credit protection	24.4%		16.4%		12.2%		5.3%		4.4%		20.6%
December 31, 2007

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,666	$2,702	$495	$502	$224	$227	$30	$32	$46	$49	$3,461	$3,512
2004	709	708	89	87	77	73	23	21	—	—	898	889
2005	1,280	1,258	479	454	345	327	85	76	24	21	2,213	2,136
2006	2,975	2,910	415	395	555	526	456	400	24	22	4,425	4,253
2007	1,365	1,342	461	431	180	160	190	165	3	3	2,199	2,101

Total	$8,995	$8,920	$1,939	$1,869	$1,381	$1,313	$784	$694	$97	$95	$13,196	$12,891

Credit protection	23.8%		16.4%		13.6%		6.8%		3.7%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.
CMBS — CRE CDOs [1] [2] [3]
December 31, 2008 [4]

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$180	$59	$96	$29	$79	$17	$64	$7	$31	$7	$450	$119
2004	129	38	17	6	31	9	11	2	14	3	202	58
2005	94	37	62	15	65	12	10	2	1	—	232	66
2006	242	76	91	25	81	20	15	2	—	—	429	123
2007	139	45	106	19	101	11	12	1	—	—	358	76
2008	43	13	22	5	24	3	3	—	—	—	92	21

Total	$827	$268	$394	$99	$381	$72	$115	$14	$46	$10	$1,763	$463

Credit protection	29.7%		21.3%		18.2%		19.4%		57.0%		25.4%

December 31, 2007

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$378	$320	$88	$73	$64	$42	$13	$10	$—	$—	$543	$445
2004	170	149	17	15	24	17	8	7	—	—	219	188
2005	178	153	63	52	60	42	6	5	—	—	307	252
2006	517	436	178	136	149	118	46	34	—	—	890	724
2007	107	97	92	80	72	58	13	10	—	—	284	245

Total	$1,350	$1,155	$438	$356	$369	$277	$86	$66	$—	$—	$2,243	$1,854

Credit protection	31.5%		27.1%		16.7%		10.4%		—		27.5%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of December 31, 2008, approximately 36% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]
For certain CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 vintage year represents reinvestment under these CDOs.

[4]	The credit qualities above include downgrades since December 31, 2007.
CMBS — IOs [1]

	December 31, 2008		December 31, 2007
	AAA		AAA
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
2003 & Prior	$440	$423	$548	$606
2004	268	199	360	374
2005	354	245	422	430
2006	165	104	194	205
2007	169	109	217	216

Total	$1,396	$1,080	$1,741	$1,831

[1]	The vintage year represents the year the pool of loans was originated.
In addition to commercial mortgage backed securities, the Company has whole loan commercial real estate investments. The carrying value of mortgage loans on real estate was $6.5 billion and $5.4 billion as of December 31, 2008 and 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are diversified both geographically throughout the United States and by property type.
At December 31, 2008, the Company held delinquent mortgage loans on three properties with a carrying value of $91 which were deemed impaired and accordingly, a valuation allowance of $26 was established. At December 31, 2007, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and therefore had no valuation allowance.
The following table presents commercial mortgage loans by region and property type.
Commercial Mortgage Loans on Real Estate by Region

	December 31, 2008		December 31, 2007
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$162	2.5%	$120	2.2%
East South Central	—	—	9	0.2%
Middle Atlantic	717	11.1%	674	12.4%
Mountain	223	3.4%	200	3.7%
New England	487	7.5%	404	7.5%
Pacific	1,495	23.1%	1,200	22.2%
South Atlantic	1,102	17.0%	1,104	20.4%
West North Central	64	1.0%	32	0.6%
West South Central	333	5.2%	286	5.3%
Other [1]	1,886	29.2%	1,381	25.5%

Total	$6,469	100.0%	$5,410	100.0%

[1]	Includes multi-regional properties.

Commercial Mortgage Loans on Real Estate by Property Type

	December 31, 2008		December 31, 2007
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Industrial	$1,118	17.3%	$649	12.0%
Lodging	483	7.5%	524	9.7%
Agricultural	635	9.8%	362	6.7%
Multifamily	1,131	17.5%	991	18.3%
Office	1,885	29.1%	1,929	35.6%
Retail	884	13.7%	806	14.9%
Other	333	5.1%	149	2.8%

Total	$6,469	100.0%	$5,410	100.0%

Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the recessionary economy and higher unemployment rates. Delinquencies and losses on consumer loans rose during 2008 and the Company expects this trend to continue in the upcoming year. However, the Company expects its ABS consumer loan holdings to face limited credit concerns, as the borrower collateral quality and structural credit enhancement of the securities are sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality.
ABS Consumer Loans
December 31, 2008

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto [1]	$135	$109	$29	$27	$142	$103	$209	$162	$30	$20	$545	$421
Credit card [2]	419	367	6	3	108	97	351	248	58	39	942	754
Student loan [3]	294	159	332	244	138	84	—	—	—	—	764	487

Total	$848	$635	$367	$274	$388	$284	$560	$410	$88	$59	$2,251	$1,662

December 31, 2007

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto [1]	$274	$270	$27	$27	$151	$148	$198	$192	$42	$39	$692	$676
Credit card [2]	166	166	19	19	162	162	610	591	—	—	957	938
Student loan [3]	313	297	333	317	140	133	—	—	—	—	786	747

Total	$753	$733	$379	$363	$453	$443	$808	$783	$42	$39	$2,435	$2,361

[1]
Includes monoline insured securities with an amortized cost and fair value of $47 and $38, respectively, at December 31, 2008, and amortized cost and fair value of $49 at December 31, 2007. Additionally, approximately 13% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[2]	As of December 31, 2008, approximately 6% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

[3]
Includes monoline insured securities with an amortized cost and fair value of $102 and $38, respectively, at December 31, 2008, and amortized cost and fair value of $102 and $93, respectively, at December 31, 2007. Additionally, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

Monoline Insured Securities
Monoline insurers guarantee the timely payment of principal and interest of certain securities. Municipalities will often purchase monoline insurance to “wrap” a security issuance in order to benefit from better market execution. Rating agency downgrades of bond insurers have not had a significant impact on the fair value of the Company’s insured portfolio; however, these downgrades have caused a downshift in rating quality from AAA rated since December 31, 2007. As of December 31, 2008, the fair value of the Company’s total monoline insured securities was $6.6 billion, with the fair value of the insured municipal securities totaling $6.1 billion. At December 31, 2008 and 2007, the overall credit quality of the municipal bond portfolio, including the benefits of monoline insurance, was AA- and AA+, respectively, and excluding the benefits of monoline insurance, the overall credit quality was AA-. In addition to the insured municipal securities, as of December 31, 2008, the Company has other insured securities with a fair value of approximately $500. These securities include the below prime mortgage-backed securities and other consumer loan receivables discussed above, as well as, corporate securities. The Company also has direct investments in monoline insurers with a fair value of approximately $48 as of December 31, 2008.

Security Unrealized Loss Aging
The following table presents the Company’s unrealized loss aging for available-for-sale securities on a consolidated basis by length of time the security was in a continuous unrealized loss position.
Consolidated Securities

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	1,718	$16,425	$14,992	$(1,433)	1,581	$10,879	$10,445	$(434)
Greater than three to six months	972	6,533	5,247	(1,286)	1,052	11,857	10,954	(903)
Greater than six to nine months	764	7,053	5,873	(1,180)	813	10,086	9,354	(732)
Greater than nine to twelve months	741	6,459	4,957	(1,502)	262	2,756	2,545	(211)
Greater than twelve months	2,417	25,279	16,071	(9,208)	1,735	10,563	10,071	(492)

Total	6,612	$61,749	$47,140	$(14,609)	5,443	$46,141	$43,369	$(2,772)

The following tables present the Company’s unrealized loss aging for available-for-sale securities by length of time the security was in a continuous greater than 20% unrealized loss position.
Securitized Assets Depressed over 20%

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	859	$11,852	$6,779	$(5,073)	138	$1,263	$835	$(428)
Greater than three to six months	102	1,141	420	(721)	12	146	91	(55)
Greater than six to nine months	153	1,966	687	(1,279)	—	—	—	—
Greater than nine to twelve months	97	934	218	(716)	—	—	—	—
Greater than twelve months	18	240	38	(202)	6	40	26	(14)

Total	1,229	$16,133	$8,142	$(7,991)	156	$1,449	$952	$(497)

All Other Securities Depressed over 20%

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	1,006	$10,597	$7,044	$(3,553)	116	$635	$492	$(143)
Greater than three to six months	58	306	150	(156)	9	74	21	(53)
Greater than six to nine months	27	314	178	(136)	—	—	—	—
Greater than nine to twelve months	8	115	68	(47)	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	1,099	$11,332	$7,440	$(3,892)	125	$709	$513	$(196)

Consolidated Securities Depressed over 20%

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	1,865	$22,449	$13,823	$(8,626)	254	$1,898	$1,327	$(571)
Greater than three to six months	160	1,447	570	(877)	21	220	112	(108)
Greater than six to nine months	180	2,280	865	(1,415)	—	—	—	—
Greater than nine to twelve months	105	1,049	286	(763)	—	—	—	—
Greater than twelve months	18	240	38	(202)	6	40	26	(14)

Total	2,328	$27,465	$15,582	$(11,883)	281	$2,158	$1,465	$(693)

The following tables present the Company’s unrealized loss aging for available-for-sale securities (included in the tables above) by length of time the security was in a continuous greater than 50% unrealized loss position.
Securitized Assets Depressed over 50%
(included in the depressed over 20% table above)

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	532	$7,150	$2,395	$(4,755)	27	$124	$47	$(77)
Greater than three to six months	37	347	56	(291)	—	—	—	—
Greater than six to nine months	21	182	26	(156)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	590	$7,679	$2,477	$(5,202)	27	$124	$47	$(77)

All Other Securities Depressed over 50%
(included in the depressed over 20% table above)

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	129	$1,305	$549	$(756)	9	$3	$1	$(2)
Greater than three to six months	—	—	—	—	4	17	1	(16)
Greater than six to nine months	—	—	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	129	$1,305	$549	$(756)	13	$20	$2	$(18)

Consolidated Securities Depressed over 50%
(included in the depressed over 20% table above)

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	661	$8,455	$2,944	$(5,511)	36	$127	$48	$(79)
Greater than three to six months	37	347	56	(291)	4	17	1	(16)
Greater than six to nine months	21	182	26	(156)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	719	$8,984	$3,026	$(5,958)	40	$144	$49	$(95)

Securitized Assets
The majority of securitized assets depressed over 20%, as well as, over 50% for six consecutive months are primarily related to CMBS and sub-prime RMBS. Based upon the Company’s cash flow modeling in a severe negative economic outlook, which shows no loss of principal and interest, and the Company’s assertion of its ability and intent to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of December 31, 2008.
All Other Securities
The majority of all other securities depressed over 20% for six consecutive months or greater in the tables above primarily relate to financial services sector securities that include corporate bonds, as well as, preferred equities issued by large high quality financial institutions that are lower in the capital structure, and as a result have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities over time and, therefore, has determined that these securities are temporarily impaired as of December 31, 2008. For further discussion on these securities, see the discussion below the “Consolidated Available-for-Sale Securities by Type” table in this section above.
Future changes in the fair value of the investment portfolio are primarily dependent on the extent of future issuer credit losses, return of liquidity and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2008 and 2007. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. In addition, for securitized assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2008 and 2007, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the “Critical Accounting Estimates” section of the MD&A, “Other-Than-Temporary Impairments on Available-for-Sale Securities” section in Note 1 of Notes to Consolidated Financial Statements and Item 1A, Risk Factors.

CAPITAL MARKETS RISK MANAGEMENT
The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. During 2008, the continued deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, the U.S. recession, and the declining global economy contributed to substantial spread widening in the Company’s fixed maturity portfolio.
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
As interest rates decline, certain securities such as MBS and CMOs, as well as, other mortgage loan backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields, however in 2008, in general, increases in credit spreads off-set lower interest rates. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain Life products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
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

Credit Risk
The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are reviewed and approved by senior management and by the Company’s Board of Directors.
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the internal compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
Derivative counterparty credit risk is measured as the amount owed to the Company based upon current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivative instruments exceeds the contractual thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as, for market fluctuations that may occur between contractual settlement periods of collateral movements.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10, excluding reinsurance derivatives. The Company currently transacts derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2008, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. During 2008, credit spread widening resulted in a significant increase in the Company’s unrealized losses and other-than-temporary impairments. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section. Also, see “Capital Resources and Liquidity” for a discussion of the widening of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value adjusted fixed annuities.
Equity Risk
The Company does not have significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Life’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. During 2008, Life’s fee income declined $302 or 6%. In addition, Life offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline. For a further discussion, see Life Equity Risk in this section of the MD&A.
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
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non—U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the Japanese Life and U.K. Life operations, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB, and GMIB benefits associated with its Japanese and U.K. variable annuities, and a yen denominated individual fixed annuity product. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

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
Financial futures are standardized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument. Futures contracts trade on organized exchanges. Margin requirements for futures are met by pledging securities or cash, and changes in the futures’ contract values are settled daily in cash.
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
Derivative activities are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the internal compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk, excluding the credit derivatives as discussed in the “Investment Credit Risk” section, at December 31, 2008 and 2007, were $106.6 billion and $101.0 billion, respectively. The increase in the derivative notional amount during 2008 was primarily due to the derivatives associated with the GMWB product feature. For further information, see Note 4 of the Notes to Consolidated Financial Statements. For further discussion on credit derivatives, see the “Investment Credit Risk” section.
The following discussions focus on the key market risk exposures within Life and Property & Casualty portfolios.
Life
Life is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations. Life’s fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, Life’s operations are significantly influenced by changes in the equity markets. Life’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Life’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, non-U.S. dollar denominated liability contracts, the investment in and net income of the Japanese and U.K. Life operations and certain foreign currency based individual fixed annuity contracts, and its GMDB, GMAB, GMWB, and GMIB benefits associated with its Japanese and U.K. variable annuities.
Interest Rate Risk
Life’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. As stated above, changes in interest rates can potentially impact Life’s profitability. In certain scenarios where interest rates are volatile, Life could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments
Life’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and government bonds. The fair value of Life’s fixed maturities was $45.2 billion and $52.5 billion at December 31, 2008 and 2007, respectively. The fair value of Life’s fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 5.3 and 4.6 years as of December 31, 2008 and 2007, respectively.
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
The Company also manages the risk of certain insurance liabilities similar to how it manages the risk associated with investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short-term and long-term disability contracts. The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Average contract duration can range from less than one year to typically up to fifteen years.
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
At December 31, 2008 and 2007, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $17.0 billion and $16.8 billion, respectively ($15.0 billion and $13.1 billion, respectively, related to investments and $1.9 billion and $3.7 billion, respectively, related to life liabilities). The fair value of these derivatives was $435 and $45 as of December 31, 2008 and 2007, respectively.
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

	Change in Net Economic Value As of December 31,
	2008		2007
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$(173)	$114	$(160)	$60

The fixed liabilities included above represented approximately 63% and 45% of Life’s general account liabilities as of December 31, 2008 and 2007, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines, and are evaluated on a monthly basis as well as annually using scenario simulation techniques in compliance with regulatory requirements.
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

	Change in Fair Value As of December 31,
	2008		2007
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$479	$(455)	$375	$(364)
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
Life’s Equity Product Risk
The Company’s Life operations are significantly influenced by changes in the U.S., Japanese, and other global equity markets. Appreciation or depreciation in equity markets impacts certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuities, mutual funds, and variable life insurance sold to retail and institutional customers. These variable products may include product guarantees such as guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum accumulation benefits (GMAB), guaranteed minimum death benefits (GMDB), and guaranteed minimum income benefits (GMIB).

Substantially all of the Company’s variable annuity contracts contain a GMDB and a portion of those contracts also contain one or more living benefits. The Company’s maximum exposure disclosed below for death and living benefits are calculated independently, however, these exposures are substantially overlapping.

Generally, declines in equity markets, such as those experienced in 2008, will and did in 2008:
•	reduce the value of assets under management and the amount of fee income generated from those assets;

•
reduce the value of equity securities, held for trading, for international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those annuities;

•	increase the liability for GMWB and GMAB benefits resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the Company’s net amount at risk for GMDB and GMIB benefits; and

•	decrease the Company’s actual gross profits, resulting in a negative true-up to current period DAC amortization.

•	increase the amount of required statutory capital necessary to maintain targeted risk based capital (RBC) ratios.
A prolonged or precipitous equity market decline may:
•	turn customer sentiment toward equity-linked products negative, causing a decline in sales;

•
cause a significant decrease in the range of reasonable estimates of future gross profits used in the Company’s quantitative assessment of its modeled estimates of gross profits. If, in a given financial statement period, the modeled estimates of gross profits are determined to be unreasonable, the Company will accelerate the amount of DAC amortization in that period. Particularly in the case of variable annuities, an acceleration of DAC amortization could potentially cause a material adverse deviation in that period’s earnings, but it would not affect the Company’s cash flow or liquidity position. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities. During 2008, the Company recorded an unlock charge of $932.

•	increase costs under the Company’s hedging program.

Guaranteed Minimum Withdrawal Benefits and Guaranteed Minimum Accumulation Benefits
The majority of the Company’s U.S. and U.K. variable annuities are sold with a GMWB living benefit rider or a GMAB living benefit rider, which are accounted for under SFAS 133. Declines in the equity market may increase the Company’s exposure to benefits, under the GMWB and GMAB contracts, leading to an increase in the Company’s existing liability for those benefits.
For example, a GMWB and/or GMAB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (GRB) becomes greater than the account value. As of December 31, 2008 and December 31, 2007, 88% and 19%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after reinsurance, as of December 31, 2008 and December 31, 2007, was $7.7 billion and $146, respectively. For GMAB contracts that were ‘in the money’ the Company’s exposure, as of December 31, 2008 and December 31, 2007, was $15 and $38, respectively.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and, for the Company’s “life-time” GMWB products, the annuity can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, and the ultimate life-time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $7.7 billion.
For GMAB benefits, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or by waiting until the end of the contractual deferral period of 10 years. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $15.
Guaranteed Minimum Death Benefits and Guaranteed Minimum Income Benefits
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. Declines in the equity market may increase the Company’s exposure to death benefits under these contracts. The Company accounts for these death benefit liabilities under SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, and, as such, these liabilities are not carried at fair value under SFAS 157.
The Company’s total gross exposure (i.e., before reinsurance) to U.S. guaranteed death benefits as of December 31, 2008 is $36.3 billion. The Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. The Company currently reinsures 51% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) is $17.8 billion, as of December 31, 2008. This amount is often referred to as the retained net amount at risk.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. Declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios.
The Company’s total gross exposure (i.e., before reinsurance) to these guaranteed death benefits and income benefits offered in Japan as of December 31, 2008 is $9 billion. However, the Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. The Company currently reinsures 15% of the death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s retained net amount at risk is $7.8 billion.
Life’s Product Guarantee Accounting Models
The accounting for living and death benefit guarantees can be significantly different and may influence the form of risk management employed by the Company. Many benefit guarantees meet the definition of an embedded derivative under SFAS 133 (GMWB and GMAB) and are recorded at fair value under SFAS 157, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in earnings. However, for other benefit guarantees, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or when the benefit received is in substance a long-term financing (GMIB), the accounting for the benefit is prescribed by SOP 03-1.
As a result of these significant accounting differences, the liability for guarantees recorded under SOP 03-1 may be significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan versus those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB.

Life’s Equity Product Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to, product guarantees (GMDB, GMWB, GMAB, and GMIB), equity market and interest rate risks (in both the U.S. and Japan), and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate and foreign currency exchange risks embedded in these product guarantees through product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs.
In consideration of current market conditions, the Company’s risk management program for the variable annuity market will include redesigned product features which serve to lessen the financial risk of the product guarantees and increased rider fees charged for the product guarantees. Depending upon competitors’ reactions with respect to product suites and related rider charges, the Company’s strategies of reducing product risk and increasing fees may cause a decline in market share.
Reinsurance
The Company uses reinsurance to manage the risk exposure for a portion of contracts issued with GMWB riders prior to the third quarter of 2003 and, in addition, in 2008, the Company entered into a reinsurance agreement to reinsure GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company’s GMWB reinsurance is accounted for as a freestanding derivative and is reported at fair value under SFAS 157.
The Company also uses reinsurance to manage the risk exposure for a majority of the death benefit riders issued in the U.S. and a portion of the death benefit riders issued in Japan.
Derivative Hedging Programs
The Company maintains derivative hedging programs for its product guarantee risk to meet multiple, and in some cases, competing risk management objectives, including providing protection against tail scenario equity market events, providing resources to pay product guarantee claims, and minimizing U.S. GAAP earnings volatility, statutory surplus volatility and other economic metrics. For reinsurance and derivatives, the Company retains credit risk associated with the third parties. Refer to preceding section “Credit Risk” for the Company’s discussion of credit risk.
The Company is continually exploring new ways and new markets to manage or layoff the capital markets and policyholder behavior risks associated with its U.S. GMWB living benefits. During 2007 and 2008, the Company entered into customized derivative contracts to hedge certain capital market risk components for the remaining term of specific blocks of non-reinsured U.S. GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. The Company retains the risk for actual policyholder behavior that is different from assumptions within the customized derivatives.
The Company’s dynamic hedging program uses derivative instruments to manage the U.S. GAAP earnings volatility associated with variable annuity product guarantees including equity market declines, equity implied volatility, declines in interest rates and foreign currency exchange risk. The Company uses hedging instruments including interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. The dynamic hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed depending upon the risk strategy employed. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity, divergence between the performance of the underlying funds and the hedging indices, and the relative emphasis placed on various risk management objectives.
The Company’s macro hedge program uses derivative instruments to partially hedge the statutory tail scenario risk associated primarily with its U.S. and Japan living and death benefit statutory reserves, providing an additional measure of protection, under tail scenarios, on statutory surplus and the associated RBC ratios. A consequence of the macro hedge program will be additional cost and volatility, under non-tail scenarios, as the macro hedge is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity) and changes in the value of the derivatives may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP earnings.
In the fourth quarter of 2008, the global economy experienced severe weakening resulting from the dramatic decline in the equity markets, increasing equity index implied volatility, widening of credit spreads, significant declines in interest rates, and volatility in foreign currency exchanges rates. These significant and precipitous economic events increased, to varying degrees, the Company’s exposure to death and living benefit guarantees, the statutory product guarantee liabilities, and the level of statutory surplus required to maintain the Company’s RBC ratios.

In response to these severe economic drivers, the Company initiated a redesign of the variable annuity product suite strategy designed to lessen the financial risk of variable annuity product guarantees and increase the rider fees on new sales and on in-force, as contractually permitted. The Company will continue to hedge the risk of the product guarantees with a greater relative emphasis on protection of statutory surplus. This rebalancing of the hedging program affords an additional measure of protection to improve the Company’s capital efficiency in managing tail risk for statutory surplus during periods of declines in the equity markets. This shift in relative emphasis will likely result in greater U.S. GAAP earnings volatility.
In the fourth quarter of 2008, the rebalancing of variable annuity hedging programs resulted in the sale of certain derivative positions, a portion of which proceeds were used to purchase other derivatives for the protection of statutory surplus and the associated target RBC ratios. The Company entered into hedge positions on the S&P 500 index to economically hedge statutory reserves and to provide protection of statutory surplus arising primarily from GMDB and GMWB obligations. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on hedging derivatives.
The following table summarizes the Company‘s U.S. GMWB account value by type of risk management strategy as of December 31, 2008:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value
Entire GMWB risk reinsured with a third party	Life of the product	$10,225	27%

Capital markets risk transferred to a third	Designed to cover the
party — behavior risk retained by the	effective life of the
Company	product	10,464	27%

Dynamic hedging of capital markets risk using various derivative instruments [1]	Weighted average of 5 years	17,628	46%

		$38,317	100%

[1]
During the fourth quarter of 2008, the Company maintained a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.

Equity Risk Impact on Statutory Capital and Risked Based Capital
See Capital Resources and Liquidity, Ratings for information on the equity risk impact on statutory results.
Foreign Currency Exchange Risk
Life’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated investments, Life’s investment in foreign operations, primarily in Japan and the U.K., and non-U.S. dollar denominated liability contracts, including the yen based individual fixed annuity product and its GMDB, GMAB, GMWB, and GMIB benefits associated with its Japanese and U.K. variable annuities. A significant portion of the Company’s foreign fixed maturity currency exposure is mitigated through the use of derivatives.

Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2008 and 2007, were approximately $3.0 billion and $1.6 billion, respectively. In order to manage its currency exposures, Life enters into foreign currency swaps and forwards to hedge the variability in cash flows associated with certain foreign denominated fixed maturities. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2008 and 2007, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional amount of $1.3 billion and $1.5 billion, respectively, and total fair value of $19 and $(296), respectively.
Liabilities
Life issues non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2008 and 2007, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $792 and $790, respectively, and a total fair value of $(76) and $32, respectively.
The Company enters into foreign currency forward and option contracts that convert euros to yen in order to economically hedge the foreign currency risk associated with certain Japanese variable annuity products. As of December 31, 2008, the derivatives used to hedge foreign currency risk associated with Japanese variable annuity products had a total notional amount of $259 and a total fair value of $35. As of December 31, 2007, there were no derivative positions held as part of this strategy.
The yen based fixed annuity product is written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2008 and 2007, the notional value and fair value of the currency swaps were $2.3 billion and $1.8 billion, respectively, and $383 and $(115), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net gain of $42 and $12 for the years ended December 31, 2008 and 2007, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Based on the fair values of Life’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2008 and 2007, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $111 and $1, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

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
Interest Rate Risk
The primary exposure to interest rate risk in Property & Casualty relates to its fixed maturity securities, including corporate bonds, ABS, municipal bonds, CMBS and government bonds. The fair value of these investments was $19.8 billion and $27.2 billion at December 31, 2008 and 2007, respectively. The fair value of these and Property & Casualty’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. A variety of derivative instruments, primarily swaps, are used to manage interest rate risk and had a total notional amount as of December 31, 2008 and 2007 of $2.3 billion and $1.8 billion, respectively, and fair value of $23 and $(15), respectively.
One of the measures Property & Casualty uses to quantify its exposure to interest rate risk inherent in its invested assets is duration. The weighted average duration of the fixed maturity portfolio was 4.9 years as of December 31, 2008 and 2007.
Calculated Interest Rate Sensitivity
The following table provides an analysis showing the estimated after-tax change in the fair value of Property & Casualty’s fixed maturity investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2008 and 2007. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value As of December 31,
	2008		2007
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$718	$(695)	$925	$(894)
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
Foreign Currency Exchange Risk
Foreign currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily euro, sterling and Canadian dollar denominated securities. The risk associated with these securities relates to potential decreases in value resulting from unfavorable changes in foreign exchange rates. The fair value of these fixed maturity securities at December 31, 2008 and 2007 was $864 and $972, respectively.
In order to manage its currency exposures, Property & Casualty enters into foreign currency swaps and forward contracts to hedge the variability in cash flow associated with certain foreign denominated securities. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2008 and 2007, the derivatives used to hedge currency exchange risk had a total notional value of $775 and $428, respectively, and total fair value of $13 and ($43), respectively.
Based on the fair values of Property & Casualty’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2008 and 2007, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of approximately $42 and $37, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of The Hartford and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Liquidity Requirements
The liquidity requirements of The Hartford have been and will continue to be met by funds from operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its contingent capital facility and credit facilities. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms and, therefore, the Company’s current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. However, if an unanticipated demand were placed on the Company it is likely that the Company would either sell certain of its investments to fund claims which could result in larger than usual realized capital gains and losses, would enter the capital markets to raise further funds to provide the requisite liquidity or take other actions. For a discussion and tabular presentation of the Company’s current contractual obligations by period including those related to its Life and Property & Casualty insurance operations refer to the Off-Balance Sheet Arrangements and Aggregate Contractual Obligations section below. Also see Item 1A, Risk Factors.
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
The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. In addition, The Hartford holds a significant short-term investment position to meet liquidity needs. As of December 31, 2008 and 2007, HFSG held total fixed maturity investments of $1.6 billion and $457, respectively, of which $1.5 billion and $154 were short-term investments, respectively. The funds are intended to be used for general corporate purposes, which may include the capital and liquidity needs of our operations. For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.
As of December 31, 2008, the Company’s key sources of liquidity included $11.8 billion of cash and short-term investments (which includes securities with maturities of one year or less at the time of purchase), of which $3.4 billion was collateral received from, and held on behalf of, derivative counterparties and $341 was collateral pledged to derivative counterparties. The Company also held $6.0 billion of treasury securities, of which $402 had been pledged to derivative counterparties.
On November 14, 2008, the Company announced that it applied to participate in the U.S. Treasury Department’s Capital Purchase Program (“CPP”). In conjunction with this application, the Company also applied to the Office of Thrift Supervision (“OTS”) to become a savings and loan holding company and signed a merger agreement to acquire the parent company of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured savings bank. Federal Trust Bank is owned by Federal Trust Corporation, a unitary thrift holding company headquartered in Sanford, Florida. The completion of this acquisition will satisfy a key eligibility requirement for participation in the CPP. On January 9, 2009, the Office of Thrift Supervision approved the Company’s application to become a savings and loan holding company and on January 26, 2009, Federal Trust Corporation’s shareholders approved the acquisition. The Company’s purchase of Federal Trust Corporation remains contingent on the U.S. Treasury’s approval of the Company’s participation in the CPP. The Company estimates that, if approved for participation in the CPP, it would be eligible for a capital purchase of between $1.1 billion and $3.4 billion under existing Treasury guidelines. The final amount of capital requested will be determined following approval by Treasury. Because the Company’s application to participate in the CPP is subject to approval by the U.S. Treasury, there can be no assurance that the Company will participate in the CPP or that it will not need to pursue alternate sources of capital. In addition, if we consummate the acquisition of FTB, we have agreed with OTS to contribute approximately $100 to the capital of FTB and to serve as a source of strength to FTB, which could require the contribution of additional capital to FTB in the future.

HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. It is estimated that the Company’s property-casualty insurance subsidiaries will be permitted to pay up to a maximum of approximately $1.2 billion in dividends to HFSG in 2009 without prior approval from the applicable insurance commissioner. Through at least October 30, 2009, substantially all dividend payments from the Company’s property-casualty insurance subsidiaries will be subject to prior approval of the Connecticut Insurance Commissioner due to extraordinary dividend limitations under the insurance holding company laws of Connecticut. With respect to dividends to HLI, it is estimated that the Company’s life insurance subsidiaries’ non-extraordinary dividend limitation under the insurance holding company laws of Connecticut is approximately $631 in 2009. However, because the life insurance subsidiaries’ earned surplus is only approximately $597 as of December 31, 2008, the Company’s life insurance subsidiaries will be permitted to pay dividends up to this amount to HLI in 2009 without prior approval from the applicable insurance commissioner. In 2008, HFSG and HLI received a combined total of $2.8 billion from their insurance subsidiaries.
In June 2008, The Hartford’s Board of Directors authorized an incremental $1 billion stock repurchase program which was in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, the Company’s potential participation in the CPP, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of December 31, 2008, The Hartford has completed the $2 billion stock repurchase program and has $807 remaining for stock repurchase under the $1 billion repurchase program. For further discussion of common stock acquired in 2008, refer to the Stockholders’ Equity section below.
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

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,		December 31,
Description	Date	Date	2008	2007	2008	2007
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$374	$373
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	2,000	—	—
Line of Credit
Life Japan Operations [1]	9/18/02	1/4/10	55	45	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,955	$4,045	$374	$373

[1]	As of December 31, 2008 and 2007, the Company’s Japanese operation line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $1.9 billion of unsecured credit, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2008, the Company was in compliance with all such covenants.
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
The Company registered with the CPFF in order to sell up to a maximum of $375 to the facility of which it has issued the full amount as of December 31, 2008. The Company’s commercial paper must be rated A-1/P-1/F1 by at least two ratings agencies to be eligible for the program. Moody’s, S&P and Fitch all recently downgraded our commercial paper rating, rendering the Company ineligible to sell additional commercial paper under the CPFF program going forward. As a result, we will be required to pay the maturing commercial paper issued under the CPFF program from existing sources of liquidity.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above and the following:
•
The Company has unfunded commitments to purchase investments in limited partnerships, mortgage and construction loans of about $1.1 billion as disclosed in Note 12 of Notes to Consolidated Financial Statements.

•
Warrants issued to Allianz to purchase 34,806,452 shares of the Company’s common stock, classified at issuance in equity at a fair value of $276. See Note 21 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations as of December 31, 2008:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Property and casualty obligations [1]	$22,421	$5,940	$5,021	$2,929	$8,531
Life, annuity and disability obligations [2]	392,118	27,358	50,147	49,495	265,118
Operating lease obligations [3]	498	143	217	102	36
Capital lease obligations [3]	100	27	73	—	—
Long-term debt obligations [4]	20,246	468	1,569	1,161	17,048
Consumer notes [5]	1,583	73	285	583	642
Purchase obligations [6]	1,917	1,475	377	41	24
Other long-term liabilities reflected on the balance sheet [7]	6,571	6,437	83	—	51

Total [8]	$445,454	$41,921	$57,772	$54,311	$291,450

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:
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

•
In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims. Also, estimated payments in 2009 do not include payments that will be made on claims incurred in 2009 on policies that were in force as of December 31, 2008. In addition, the table does not include future cash flows related to the receipt of premiums that may be used, in part, to fund loss payments.

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2008, the total property and casualty reserves in the above table are gross of a reserve discount of $488.

[2]
Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated life, annuity and disability obligations are based on mortality, morbidity and lapse assumptions comparable with Life’s historical experience, modified for recent observed trends. Life has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid losses and loss adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

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

[5]
Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes and the market value of embedded derivatives for equity-linked notes. See Note 14 of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[6]
Includes $1.1 billion in commitments to purchase investments including about $1.0 billion of limited partnership and $99 of mortgage and construction loans. Outstanding commitments under these limited partnerships and mortgage and construction loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s consolidated balance sheet.

Also included in purchase obligations is $695 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[7]
Includes cash collateral of $6.3 billion which the Company has accepted in connection with the Company’s securities lending program and derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.

Also included in other long term liabilities is $91 of net unrecognized tax benefits related to Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 13 of the Notes to Consolidated Financial Statements for additional discussion of FIN 48.

[8]	Does not include estimated voluntary contribution of $200 to the Company’s pension plan in 2009.

Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company made contributions to its pension plans of $2, $158, and $402 in 2008, 2007 and 2006, respectively, and contributions to its other postretirement plans of $46 in 2007. No contributions were made to the other postretirement plans in 2008 and 2006. The Company’s 2008 required minimum funding contribution was immaterial. The Company presently anticipates contributing approximately $200 to its pension plans and other postretirement plans in 2009, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2009 and the funding requirements for all of the pension plans are expected to be immaterial.
Capitalization
The capital structure of The Hartford as of December 31, 2008 and 2007 consisted of debt and equity, summarized as follows:

	As of December 31,
	2008	2007
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$398	$1,365
Long-term debt	5,823	3,142

Total debt [1]	6,221	4,507

Equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	16,788	20,062
AOCI, net of tax	(7,520)	(858)

Total stockholders’ equity	$9,268	$19,204

Total capitalization including AOCI, net of tax	$15,489	$23,711

Debt to equity	67%	23%
Debt to capitalization	40%	19%

[1]	Total debt of the Company excludes $1.2 billion and $809 of consumer notes as of December 31, 2008 and 2007, respectively.
The Hartford’s total capitalization as of December 31, 2008 decreased $8.2 billion, or 35%, as compared with December 31, 2007 primarily due to the following:

AOCI, net of tax	•	Decreased $6.7 billion primarily due to increases in unrealized losses on securities of $7.1 billion.

Equity excluding AOCI, net of tax	•
Decreased $3.3 billion primarily due to a net loss of $2.7 billion, dividends declared of $598 and treasury stock acquired of $1.0 billion in connection with the Company’s stock purchase program. These decreases were offset by $967 from the issuance of preferred shares and warrants to purchase preferred shares to Allianz.

Total Debt	•
The Hartford’s debt increased $1.7 billion or 38% primarily due to the issuance of $500 in 8.125% junior subordinated debentures in June 2008 and $1.75 billion in 10% junior subordinated debentures issued in October 2008. The $1.75 billion in 10% junior subordinated debentures relate to Allianz’s investment in The Hartford, and include warrants of $547, which reduced the carrying value of the debt.

Investment by Allianz SE in The Hartford
In order to strengthen its capital and liquidity position, the Company on October 17, 2008 closed on a $2.5 billion investment by Allianz SE (“Allianz”). Allianz purchased $1.75 billion of the Company’s 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068, and $750 of the Company’s Series D Non-Voting Contingent Convertible Preferred Stock (the “Convertible Preferred”) initially convertible into 24,193,548 shares of the Company’s common stock (the “Common Stock”), upon receipt of applicable approvals, at an issue price of $31.00 per share of Common Stock. Allianz additionally received warrants to purchase an aggregate of $1.75 billion of the Company’s Series B and Series C Convertible Preferred at an initial exercise price of $25.32 per share. Conversion of the Convertible Preferred referred to above into Common Stock is subject to receipt of certain governmental and regulatory approvals and, in the case of the Series C Convertible Preferred, to the approval of the Company’s stockholders in accordance with the rules of the New York Stock Exchange. For further detail about the Allianz investment in The Hartford, see Note 21 of Notes to the Consolidated Financial Statements.
The Company has also agreed that, for the one-year period following October 17, 2008, it will pay certain amounts to Allianz if the Company effects or agrees to effect any transaction (or series of transactions) pursuant to which any person or group (within the meaning of the U.S. federal securities laws) is issued common stock or certain equity-related instruments constituting more than 5% of the Company’s fully-diluted common stock outstanding at the time for an effective price per share (determined as provided in the Investment Agreement) of less than $25.32. Amounts so payable depend on the effective price for the applicable transaction (or the weighted average price for a series of transactions) and range from $50 if the effective price per share is between $25.31 and $23.00, $150 if the effective price per share is between $22.99 and $20.00, $200 if the effective price per share is between $19.99 and $15.00 and $300 if the effective price per share is $14.99 or less.
In addition to the receipt of specified regulatory approvals, the conversion into 34,308,872 shares of common stock of the Series C Preferred Stock underlying certain of the Warrants is subject to the approval of the Company’s stockholders in accordance with applicable regulations of the New York Stock Exchange. Under the Investment Agreement, the Company is obligated to pay Allianz $75 if such stockholder approval is not obtained at the first stockholder meeting to consider such approval, and $50 if such stockholder approval is not obtained at a second such meeting. Because the conversion of the Series C Preferred Stock is subject to stockholder approval and the related payment provision represents a form of net cash settlement outside the Company’s control, the Warrants to purchase the Series C Preferred Stock and the stockholder approval payment were recorded as a derivative liability at a relative fair value of $273 at issuance. As of December 31, 2008, the Warrants to purchase the Series C Preferred Stock had a fair value of $163. The Company recognized a gain of $110, after-tax, for the year ended December 31, 2008, representing the change in fair value of the Warrants to purchase the Series C Preferred Stock.
Debt
The following discussion describes the Company’s debt financing activities for 2008. For additional information regarding debt including Allianz’s investment in The Hartford, see Notes 14 and 21 of Notes to Consolidated Financial Statements.
Senior Notes
On November 16, 2008, The Hartford repaid its $330, 5.663% senior notes at maturity.
On November 1, 2008, The Hartford repaid its $200, 6.375% senior notes at maturity.
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
HFSG used the majority of the proceeds from the total $1 billion in issuances of senior notes to repay its $425 5.55% notes at maturity on August 16, 2008, to repay its $200 6.375% notes at maturity on November 1, 2008 and $330 5.663% notes at maturity on November 16, 2008.

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
For a discussion of the 10.0% junior subordinated debentures from the investment of Allianz SE in The Hartford, see Note 21.
Capital Lease Obligations
The Company recorded capital leases of $92 and $128 in 2008 and 2007, respectively. Capital lease obligations are included in long-term debt, except for the current maturities, which are included in short-term debt, in the consolidated balance sheet as of December 31, 2008 and 2007, respectively. See Note 12 for further information on capital lease commitments.
Consumer Notes
Institutional began issuing consumer notes through its Retail Investor Notes Program in September 2006. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risk in accordance with Company policy.
As of December 31, 2008 and 2007, $1,210 and $809, respectively, of consumer notes were outstanding. As of December 31, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, based on December 31, 2008 rates, notes indexed to the consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of consumer notes are as follows: $11 in 2009, $30 in 2010, $131 in 2011, $291 in 2012 and $751 thereafter. For 2008 and 2007, interest credited to holders of consumer notes was $59 and $11, respectively. During 2008, the Company made the decision to discontinue future issuances of consumer notes, this decision does not impact consumer notes currently outstanding.

Stockholders’ Equity
Preferred stock — On October 17, 2008, the Company issued in a private placement to Allianz SE, 6,048,387 shares of the Company’s Series D non-voting contingent convertible preferred stock. Effective January 9, 2009, Allianz SE converted the preferred shares into 24.2 million shares of common stock.
Treasury stock acquired — For the year ended December 31, 2008, The Hartford repurchased $1.0 billion of its common stock (14.7 million shares), of which $500 (7.3 million shares) were repurchased under an accelerated share repurchase transaction described below. For additional information regarding the share repurchase program, see the Liquidity Requirements section above.
On June 4, 2008, the Company entered into a collared accelerated share repurchase agreement (“ASR”) with a major financial institution. Under the terms of the agreement, The Hartford paid $500 and received 7.3 million shares. The Company has accounted for this transaction in accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”
Dividends — The Hartford declared $598 and paid $660 in dividends to shareholders in 2008 and declared $643 and paid $636 in dividends to shareholders in 2007.
On February 10, 2009, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per share payable on April 1, 2009 to shareholders of record as of March 2, 2009.
AOCI — AOCI, net of tax, decreased by $6.7 billion as of December 31, 2008 compared with December 31, 2007. The decrease in AOCI, net of tax, includes unrealized losses on securities of $7.1 billion, primarily due to widening credit spreads associated with fixed maturities, partially offset by gains on cash-flow hedging instruments of $784, change in foreign currency translation adjustments of $196, and pension and other postretirement plan adjustments of $(515). Because The Hartford’s investment portfolio has a duration of approximately 5 years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity, AOCI, net of tax, pension and other postretirement plans and Allianz’s investment in The Hartford see Notes 15, 16, 17 and 21, respectively, of Notes to Consolidated Financial Statements.
Cash Flow

	2008	2007	2006
Net cash provided by operating activities	$4,192	$5,991	$5,638
Net cash used for investing activities	$(8,827)	$(6,176)	$(7,410)
Net cash provided by financing activities	$4,274	$499	$1,915
Cash — end of year	$1,811	$2,011	$1,424
Year ended December 31, 2008 compared to the year ended December 31, 2007
The decrease in cash from operating activities compared to prior year period was primarily the result of a decrease in net investment income as a result of lower yields and reduced fee income as a result of declines in equity markets. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities increased primarily due to $2.5 billion in investment in The Hartford by Allianz SE, increased transfers from the separate account to the general account for investment and universal life-type contracts and net issuances of long-term debt and consumer notes, offset by treasury stock acquired and dividends paid.
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
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see “Ratings” below.

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
On December 23, 2008, A.M. Best affirmed the financial strength rating of A+ of the key life and property/casualty subsidiaries and downgraded the senior debt ratings to a- from a. The outlook assigned to the ratings is negative.
On February 6, 2009, Moody’s downgraded the senior debt ratings to Baa1 from A3 and the insurance financial strength ratings for the Company’s lead property and casualty and life insurance operating companies to A1 from Aa3. The ratings outlook is negative.
On February 9, 2009, S&P lowered its debt rating on The Hartford Financial Services Group Inc. to A- from A. At the same time, it placed all ratings, including the financial strength ratings, on credit watch with negative implications.
On February 9, 2009, Fitch Ratings downgraded the senior debt ratings to BBB from A-. Fitch also downgraded the insurer financial strength ratings of our primary life insurance subsidiaries to A from AA- and property/casualty insurance subsidiaries to A+ from AA-. The ratings outlook is negative.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 10, 2009.

	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Insurance Financial Strength Ratings:
Hartford Fire Insurance Company	A+	A+	AA-	A1
Hartford Life Insurance Company	A+	A	AA-	A1
Hartford Life and Accident Insurance Company	A+	A	AA-	A1
Hartford Life and Annuity Insurance Company	A+	A	AA-	A1
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	a-	BBB	A-	Baa1
Commercial paper	AMB-1	F2	A-2	P-2
Junior subordinated debentures	bbb	BBB-	BBB	Baa2
Hartford Life, Inc.:
Senior debt	a-	BBB	A-	Baa1
Hartford Life Insurance Company:
Short term rating	—	—	A-1+	P-1
Consumer notes	a+	A-	AA-	A2
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

The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amounts as of December 31, 2007 in the table below are based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amounts as of December 31, 2008 are estimates, as the respective 2008 statutory filings have not yet been made.

	2008	2007
Life Operations	$6,047	$5,786
Japan Life Operations	1,718	1,620
Property & Casualty Operations	6,012	8,509

Total	$13,777	$15,915

The Company has received approval from the Connecticut Insurance Department regarding the use of two permitted practices in the statutory financial statements of its Connecticut-domiciled life insurance subsidiaries as of December 31, 2008. The first permitted practice relates to the statutory accounting for deferred income taxes. Specifically, this permitted practice modifies the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice may not be considered by the Company when determining surplus available for dividends. The second permitted practice relates to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. Actuarial guidelines prescribed by the NAIC require a stand-alone asset adequacy analysis reflecting only benefits, expenses and charges that are associated with the riders for variable annuities with guaranteed living benefits. The permitted practice allows for all benefits, expenses and charges associated with the variable annuity contract to be reflected in the stand-alone asset adequacy test. These permitted practices resulted in an increase to Life operations estimated statutory surplus of $987 as of December 31, 2008. The effects of these permitted practices are included in the 2008 Life operations surplus amount in the table above.
Statutory Capital
The Company’s stockholders’ equity, as prepared using U.S. GAAP was $9.3 billion as of December 31, 2008. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $13.8 billion as of December 31, 2008. Significant differences between U.S. GAAP stockholders’ equity and aggregate statutory capital and surplus prepared in accordance with US STAT include the following:
•	Costs incurred by the Company to acquire insurance policies are deferred under U.S. GAAP while those costs are expensed immediately under US STAT.

•
Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under U.S. GAAP while those amounts deferred are subject to limitations under US STAT.

•
Certain assumptions used in the determination of Life benefit reserves are prescribed under US Stat and are intended to be conservative, while the assumptions used under U.S. GAAP are generally the Company’s best estimates. In addition, the methodologies used for determining life reserve amounts are different between US Stat and U.S. GAAP. Annuity reserving and cash-flow testing for death and living benefit reserves under US STAT are generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines. Under these Actuarial Guidelines, in general, future cash flows associated with the variable annuity business are included in these methodologies with estimates of future fee revenues, claim payments, expenses, reinsurance impacts and hedging impacts. At December 31, 2008, in determining the cash-flow impacts related to future hedging, assumptions were made in the scenarios that generate reserve requirements, about the potential future decreases in the hedge benefits and increases in hedge costs which resulted in increased reserve requirements. Reserves for death and living benefits under U.S. GAAP are either considered embedded derivatives and recorded at fair value or they may be considered SOP 03-1 reserves.

•
The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under U.S. GAAP, while US STAT only records certain securities at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (including the impact of credit spreads) and liabilities are marked to fair value (but generally actual credit spreads are not fully reflected) for statutory purposes only.

•
US STAT for life insurance companies establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while U.S. GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, US STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while U.S. GAAP does not.

•
Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for U.S. GAAP, while under US STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill is limited.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under US STAT. U.S. GAAP generally evaluates assets based on their recoverability.

Risk-Based Capital
State insurance regulators and the NAIC have adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.
A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the risk-based capital (“RBC”). Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. In addition, the rating agencies view RBC ratios along with their proprietary models as key factors in making ratings determinations.
Sensitivity
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory surplus or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be varied and in some instances counterintuitive. Factors include:
•
In general, as equity market levels decline, our reserves for death and living benefit guarantees associated with variable annuity contracts increases, sometimes at a greater than linear rate, reducing statutory surplus levels. In addition, as equity market levels increase, generally surplus levels will increase. RBC ratios will also tend to increase when equity markets increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios.

•	As the value of certain fixed-income and equity securities in our investment portfolio decreases, due in part to credit spread widening, statutory surplus and RBC ratios may decrease.

•	As the value of certain derivative instruments that do not get hedge accounting decreases, statutory surplus and RBC ratios may decrease.

•
Life’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated assets and liabilities. Assets and liabilities denominated in foreign currencies are accounted for at their U.S. dollar equivalent values using exchange rates at the balance sheet date. As foreign currency exchange rates strengthen in comparison to the U.S. dollar, the remeasured value of those non-dollar denominated assets or liabilities will increase causing an increase or decrease to statutory surplus, respectively.

•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we are now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus and create funding obligations to the statutory separate account.

Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. Due to all of these factors, projecting statutory capital and the related projected RBC ratios is complex. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings.
The Company has reinsured approximately 27% of its risk associated with GMWB and 44% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, migrating towards a more statutory based hedging program, changes in product design, increasing pricing and expense management.

Statutory capital at the Property & Casualty subsidiaries has historically been maintained at or above the capital level required to meet “AA level” ratings from rating agencies. Statutory capital generated by the Property & Casualty subsidiaries in excess of the capital level required to meet “AA level” ratings is available for use by the enterprise or for corporate purposes, subject to regulatory dividend limitations. The amount of statutory capital can increase or decrease depending on a number of factors affecting Property & Casualty results including, among other factors, the level of catastrophe claims incurred, the amount of reserve development, the effect of changes in interest rates on investment income and the discounting of loss reserves, and the effect of realized gains and losses on investments.
In addition, the Company can access the $500 Glen Meadow trust contingent capital facility, maintains the ability to access $1.9 billion of capacity under its revolving credit facility and has been approved by the U.S. Office of Thrift Supervision to acquire Federal Trust Bank which may provide access, if granted, to funds under the U.S. Treasury’s Capital Purchase Program.
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
Tax proposals, proposals related to the CPP and regulatory initiatives which have been or are being considered by Congress and/or the United States Treasury Department could have a material effect on the insurance business. These proposals and initiatives include, or could include, changes pertaining to the income tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
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
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2008 and 2007, the liability balance was $128 and $147, respectively. As of December 31, 2008 and 2007, $17 and $19, respectively, related to premium tax offsets were included in other assets.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2008.
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
The Hartford’s management assessed its internal controls over financial reporting as of December 31, 2008 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.
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
Hartford, Connecticut
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report, dated February 11, 2009, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its method of accounting and reporting for the fair value measurement of financial instruments in 2008, and defined benefit pension and other postretirement plans in 2006.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 11, 2009

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2009 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Item 1 — Election of Directors”, “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders”, and “Governance of the Company” and is incorporated herein by reference.
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
BETH A. BOMBARA
(Senior Vice President and Controller)
Ms. Bombara, 41, has held the positions of Senior Vice President and Controller of the Company since June 4, 2007. Since joining the Company in April 2004 as a Vice President, with primary responsibility for the Company’s compliance with the internal control requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, Ms. Bombara has held positions of increasing responsibility. Prior to assuming the role of Senior Vice President and Controller of the Company, Ms. Bombara held the position of Vice President, Deputy Controller, with responsibility for external financial reporting, accounting policy and internal management reporting, while continuing to oversee Sarbanes-Oxley Section 404 compliance. Prior to joining the Company, Ms. Bombara worked for the accounting firm of Deloitte & Touche LLP from June 2002 to April 2004, where she served as a Senior Manager in the audit practice. Ms. Bombara began her career in accounting at the accounting firm of Arthur Andersen LLP, where she was promoted to audit partner in September 2001.
ALAN KRECZKO
(Executive Vice President and General Counsel)
Mr. Kreczko, 57, is Executive Vice President and General Counsel of the Company, positions he has held since June 11, 2007. He previously held the positions of Senior Vice President and Deputy General Counsel where he oversaw the law department’s property and casualty, life, investment and compliance units. Prior to joining the Company in September 2003, Mr. Kreczko held various senior positions within the United States Government. Until 2002, he was the acting Assistant Secretary of State for Population, Refugees and Migration, where he led the State Department’s response to humanitarian crises in conflict situations, including Afghanistan, Timor, Sudan and West Africa.  Prior to that position, he had served as Legal Advisor to President Clinton’s National Security Council. He has also served as Deputy General Counsel to the Department of State and as legal advisor to the President of the United States’ personal representatives for Middle East negotiations.
GREGORY McGREEVEY
(Executive Vice President and Chief Investment Officer)
Mr. McGreevey, 47, is Executive Vice President and Chief Investment Officer of the Company and President of Hartford Investment Management, a wholly-owned subsidiary of the Company, positions he has held since October 2008. Prior to joining the Company in August 2008, he held the positions of vice chairman and executive vice president of ING Investment Management – Americas from October 2005 through March 2008 and executive vice president and chief investment officer of ING Proprietary Fixed Income from October 2003 through October 2005.
JOHN C. WALTERS
(Executive Vice President; Chief Operating Officer, Hartford Life Operations)
Mr. Walters, 46, is an Executive Vice President of the Company and serves as Chief Operating Officer of The Hartford’s life operations. Mr. Walters joined Hartford Life in April 2000 from First Union Securities, the brokerage subsidiary of First Union Corp. In that position, he managed their consulting services group, which provided investment consulting to high net worth clients. Mr. Walters joined First Union through its 1998 acquisition of Wheat First Butcher Singer, where he had been since 1984.

CONSTANCE K. WEAVER
(Senior Vice President, Marketing and Communications)
Ms. Weaver, 56, is a Senior Vice President, Marketing and Communications for the Company, a role she assumed when she joined the Company in February 2008. Prior to joining the Company, Ms. Weaver was an Executive Vice President and Chief Marketing Officer for BearingPoint from July 2005 to February 2008. Ms. Weaver joined BearingPoint from AT&T Corporation, where she served as Executive Vice President for public relations, marketing and brand from September 2002 to February 2005 and as President of the AT&T Foundation from 2003 to 2005. Ms. Weaver serves on the board of directors of Digital Angel Inc.
EILEEN WHELLEY
(Executive Vice President, Human Resources)
Ms. Whelley, 54, is Executive Vice President for Human Resources, a position she has held since June 2007. She previously held the position of Executive Vice President, Global Human Resources. Prior to joining the Company in December 2006, Ms. Whelley spent 17 years at General Electric where she held a number of human resources leadership roles. In 2002, she was named executive vice president of human resources for NBC Universal, responsible for HR and talent negotiations for the NBCU Television Group and corporate staff functions. Before joining NBCU, Ms. Whelley was the vice president of human resources excellence for GE Capital in Stamford, Conn., where she oversaw HR for eight GE Capital businesses, HR Six Sigma and HR talent development. Before joining GE in 1989, Ms. Whelley worked for Citicorp and Standard Oil of Ohio in a variety of HR roles.
NEAL S. WOLIN
(Executive Vice President; President and Chief Operating Officer, Property & Casualty Operations)
Mr. Wolin, 47, is an Executive Vice President of the Company and serves as President and Chief Operating Officer for property and casualty operations, positions he has held since June 11, 2007. He previously held the positions of Executive Vice President and General Counsel from March 20, 2001 until June 11, 2007, where he oversaw the company’s legal, government affairs, corporate relations, communications and marketing functions, as well as the property and casualty’s insurance runoff operations. Prior to joining the Company, Mr. Wolin served as General Counsel of the U.S. Department of the Treasury from 1999 to January 2001. In that capacity, he headed Treasury’s legal division, composed of 2,000 lawyers supporting all of Treasury’s offices and bureaus, including the Internal Revenue Service, Customs, Secret Service, Public Debt, the Office of Thrift Supervision, the Financial Management Service, the U.S. Mint and the Bureau of Engraving and Printing. Mr. Wolin served as the Deputy General Counsel of the Department of the Treasury from 1995 to 1999. Prior to joining the Treasury Department, he served in the White House, first as the Executive Assistant to the National Security Advisor and then as the Deputy Legal Advisor to the National Security Council. Mr. Wolin joined the U.S. Government in 1991 as special assistant to the Directors of Central Intelligence, William H. Webster, Robert M. Gates and R. James Woolsey.
LIZABETH H. ZLATKUS
(Executive Vice President and Chief Financial Officer)
Ms. Zlatkus, 50, is Executive Vice President and Chief Financial Officer of the Company, positions she has held since May 1, 2008. Ms. Zlatkus joined the Company in 1983 and has held positions of increasing responsibility in finance, risk management and business operations. In 1996, she became director of The Hartford’s disability and group life business and was elected senior vice president in 1997. In 1999, she was named head of the Group Benefits Division. Ms. Zlatkus was named executive vice president of Hartford Life in March 2000, with overall profit-and-loss responsibility for Hartford Life’s Group Benefits Division. Ms. Zlatkus was named chief financial officer of Hartford Life in 2003 and was also given responsibility for actuarial, risk management and Hartford Life’s information technology area. In February 2006, she was named president of International Wealth Management and Group Benefits and from June 11, 2007 until May 1, 2008 she served as Executive Vice President of the Company and co-chief operating officer of the Company’s life operations. Ms. Zlatkus’ professional career began at Peat Marwick Mitchell & Co. (now known as KPMG).
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2008 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 1995 Incentive Stock Plan, The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford Employee Stock Purchase Plan (the “ESPP”), and The Hartford Restricted Stock Plan for Non-Employee Directors (the “Director’s Plan”). On May 18, 2005, the shareholders of the Company approved the 2005 Stock Plan, which superseded the 2000 Stock Plan and the Director’s Plan. Pursuant to the provisions of the 2005 Stock Plan, no additional shares may be issued from the 2000 Stock Plan or the Director’s Plan. To the extent than any awards under the 2000 Stock Plan or the Director’s Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2005 Stock Plan and such shares shall be added to the total number of shares available under the 2005 Stock Plan.
In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”) pursuant to which it may grant awards to non-employee wholesalers of PLANCO products.

	(a)	(b)	(c)
	Number of Securities	Weighted-average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Equity compensation plans approved by stockholders	5,805,393	$60.46	5,452,015	[1]
Equity compensation plans not approved by stockholders	23,896	53.81	246,448

Total	5,829,289	$60.43	5,698,463

[1]	Of these shares, 538,125 shares remain available for purchase under the ESPP.
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
Acceleration in Connection with a Change in Control – Upon the occurrence of a change in control, each option outstanding on the date of such change in control, and which is not then fully vested and exercisable, shall immediately vest and become exercisable. In general, a “Change in Control” will be deemed to have occurred upon the acquisition of 40% or more of the outstanding voting stock of the Company, a tender or exchange offer to acquire 15% or more of the outstanding voting stock of the Company, certain mergers or corporate transactions resulting in the shareholders of the Company before the transactions owning less than 55% of the entity surviving the transactions, certain transactions involving a transfer of substantially all of the Company’s assets or a change in greater than 50% of the Board members over a two year period. See Note 18 of Notes to Consolidated Financial Statements for a description of the 2005 Stock Plan and the ESPP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Any information called for by Item 13 will be set forth in the Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Audit Committee Charter and Report Concerning Financial Matters – Fees to Independent Auditor for Years Ended December 31, 2008 and 2007” and is incorporated herein by reference.
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
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for the fair value measurement of financial instruments in 2008, and defined benefit pension and other postretirement plans in 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 11, 2009

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2008	2007	2006

Revenues
Earned premiums	$15,503	$15,619	$15,023
Fee income	5,135	5,436	4,739
Net investment income (loss)
Securities available-for-sale and other	4,335	5,214	4,691
Equity securities held for trading	(10,340)	145	1,824

Total net investment income (loss)	(6,005)	5,359	6,515
Other revenues	504	496	474
Net realized capital losses	(5,918)	(994)	(251)

Total revenues	9,219	25,916	26,500

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	14,088	13,919	13,218
Benefits, losses, and loss adjustment expenses — returns credited on International variable annuities	(10,340)	145	1,824
Amortization of deferred policy acquisition costs and present value of future profits	4,271	2,989	3,558
Insurance operating costs and expenses	3,993	3,894	3,252
Interest expense	343	263	277
Goodwill impairment	745	—	—
Other expenses	710	701	769

Total benefits, losses and expenses	13,810	21,911	22,898

Income (loss) before income taxes	(4,591)	4,005	3,602

Income tax expense (benefit)	(1,842)	1,056	857

Net income (loss)	$(2,749)	$2,949	$2,745

Earnings (loss) per share
Basic	$(8.99)	$9.32	$8.89
Diluted	$(8.99)	$9.24	$8.69

Weighted average common shares outstanding	306.7	316.3	308.8
Weighted average common shares outstanding and dilutive potential common shares	306.7	319.1	315.9

Cash dividends declared per common share	$1.91	$2.03	$1.70

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2008	2007
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $78,238 and $80,724)	$65,112	$80,055
Equity securities, held for trading, at fair value (cost of $35,278 and $30,489)	30,820	36,182
Equity securities, available-for-sale, at fair value (cost of $1,554 and $2,611)	1,458	2,595
Policy loans, at outstanding balance	2,208	2,061
Mortgage loans on real estate	6,469	5,410
Limited partnerships and other alternative investments	2,295	2,566
Other investments	1,723	615
Short-term investments	10,022	1,602

Total investments	120,107	131,086
Cash	1,811	2,011
Premiums receivable and agents’ balances	3,604	3,681
Reinsurance recoverables	6,357	5,150
Deferred policy acquisition costs and present value of future profits	13,248	11,742
Deferred income taxes	5,239	308
Goodwill	1,060	1,726
Property and equipment, net	1,075	972
Other assets	4,898	3,739
Separate account assets	130,184	199,946

Total assets	$287,583	$360,361

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,933	$22,153
Life	16,747	15,331
Other policyholder funds and benefits payable	53,753	44,190
Other policyholder funds and benefits payable — International variable annuities	30,799	36,152
Unearned premiums	5,379	5,545
Short-term debt	398	1,365
Long-term debt	5,823	3,142
Consumer notes	1,210	809
Other liabilities	12,089	12,524
Separate account liabilities	130,184	199,946

Total liabilities	278,315	341,157

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 6,048,387 and 0 shares issued	—	—
Common stock, $0.01 par value — 750,000,000 shares authorized, 329,920,310 and 329,951,138 shares issued	3	3
Additional paid-in capital	7,569	6,627
Retained earnings	11,336	14,686
Treasury stock, at cost — 29,341,378 and 16,108,895 shares	(2,120)	(1,254)
Accumulated other comprehensive loss, net of tax	(7,520)	(858)

Total stockholders’ equity	9,268	19,204
Total liabilities and stockholders’ equity	$287,583	$360,361

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
(In millions, except for share data)	2008	2007	2006

Preferred Stock	$—	$—	$—

Common Stock	3	3	3

Additional Paid-in Capital
Balance at beginning of year	6,627	6,321	5,067
Issuance of convertible preferred shares	727	—	—
Issuance of warrants	240	—	—
Issuance of shares from equity unit contracts	—	—	1,020
Issuance of shares and compensation expense associated with incentive and stock compensation plans	(36)	257	190
Tax benefit on employee stock options and awards and other	11	49	44

Balance at end of year	7,569	6,627	6,321
Retained Earnings
Balance at beginning of year, before cumulative effect of accounting changes, net of tax	14,686	12,421	10,207
Cumulative effect of accounting changes, net of tax	(3)	(41)	—

Balance at beginning of year, as adjusted	14,683	12,380	10,207
Net income (loss)	(2,749)	2,949	2,745
Dividends declared on preferred stock	(8)	—	—
Dividends declared on common stock	(590)	(643)	(531)

Balance at end of year	11,336	14,686	12,421
Treasury Stock, at Cost
Balance at beginning of year	(1,254)	(47)	(42)
Treasury stock acquired	(1,000)	(1,193)	—
Issuance of shares under incentive and stock compensation plans from treasury stock	152	—	—
Return of shares to treasury stock under incentive and stock compensation plans	(18)	(14)	(5)

Balance at end of year	(2,120)	(1,254)	(47)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at beginning of year	(858)	178	90
Total other comprehensive income (loss)	(6,662)	(1,036)	554
Adjustment to initially apply SFAS 158, net of tax	—	—	(466)

Balance at end of year	(7,520)	(858)	178

Total stockholders’ equity	$9,268	$19,204	$18,876

Outstanding Common Shares (in thousands)
Balance at beginning of year	313,842	323,315	302,152
Issuance of shares from equity unit contracts	—	—	17,856
Treasury stock acquired	(14,682)	(12,878)	—
Issuance of shares under incentive and stock compensation plans	1,673	3,549	3,358
Return of shares to treasury stock under incentive and stock compensation plans	(254)	(144)	(51)

Balance at end of year	300,579	313,842	323,315

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(In millions)	2008	2007	2006
Comprehensive Income (Loss)
Net income (loss)	$(2,749)	$2,949	$2,745

Other Comprehensive Income (Loss), Net of Tax
Change in unrealized gain/loss on securities	(7,127)	(1,417)	89
Change in net gain/loss on cash-flow hedging instruments	784	94	(124)
Change in foreign currency translation adjustments	196	146	29
Changes in pension and other postretirement plan adjustments	(515)	141	560

Total other comprehensive income (loss)	(6,662)	(1,036)	554

Total comprehensive income (loss)	$(9,411)	$1,913	$3,299

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2008	2007	2006
Operating Activities
Net income (loss)	$(2,749)	$2,949	$2,745
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	4,271	2,989	3,558
Additions to deferred policy acquisition costs and present value of future profits	(3,675)	(4,194)	(4,092)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses and unearned premiums	1,026	1,357	975
Reinsurance recoverables	300	487	1,071
Receivables	(4)	128	(34)
Payables and accruals	(103)	306	(287)
Accrued and deferred income taxes	(2,156)	619	657
Net realized capital losses	5,918	994	251
Net (increase) decrease in equity securities, held for trading	2,295	(4,701)	(5,609)
Net receipts (disbursements) from investment contracts credited to policyholder funds —
International variable annuities associated with equity securities, held for trading	(2,276)	4,695	5,594
Goodwill impairment	745	—	—
Depreciation and amortization	361	794	606
Other, net	239	(432)	203

Net cash provided by operating activities	4,192	5,991	5,638
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale, including short-term investments	26,097	34,063	35,432
Equity securities, available-for-sale	616	468	514
Mortgage loans	386	1,365	392
Partnerships	438	324	154
Payments for the purchase of:
Fixed maturities, available-for-sale, including short-term investments	(32,708)	(37,799)	(40,368)
Equity securities, available-for-sale	(714)	(1,224)	(924)
Mortgage loans	(1,469)	(3,454)	(1,974)
Partnerships	(678)	(1,229)	(809)
Change in policy loans, net	(147)	(10)	(36)
Change in payables for collateral under securities lending, net	(1,405)	2,218	970
Derivative receipts (payments)	1,688	(267)	(65)
Change in all other securities, net	(555)	(356)	(389)
Purchase price adjustment of business acquired	(94)	—	—
Sale of subsidiary, net of cash transferred	—	—	(112)
Additions to property and equipment, net	(282)	(275)	(195)

Net cash used for investing activities	(8,827)	(6,176)	(7,410)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	21,015	32,494	27,450
Withdrawals and other deductions from investment and universal life-type contracts	(25,793)	(30,443)	(27,096)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	7,353	(761)	1,189
Issuance of shares from equity unit contracts	—	—	1,020
Issuance of long-term debt	2,670	495	990
Repayment/maturity of long-term debt	(955)	(300)	(1,415)
Payments on capital lease obligations	(37)	—	—
Change in short-term debt	—	75	(173)
Issuance of convertible preferred shares	727	—	—
Issuance of warrants	512	—	—
Proceeds from issuance of consumer notes	445	551	258
Repayments of consumer notes	(44)	—	—
Proceeds from issuances of shares under incentive and stock compensation plans, net	54	186	147
Excess tax benefits on stock-based compensation	5	45	10
Treasury stock acquired	(1,000)	(1,193)	—
Return of shares under incentive and stock compensation plans to treasury stock	(18)	(14)	(5)
Dividends paid	(660)	(636)	(460)

Net cash provided by financing activities	4,274	499	1,915
Foreign exchange rate effect on cash	161	273	8

Net increase (decrease) in cash	(200)	587	151
Cash — beginning of year	2,011	1,424	1,273

Cash — end of year	$1,811	$2,011	$1,424

Supplemental Disclosure of Cash Flow Information — Net Cash Paid During the Year for:
Income taxes	$253	$451	$179
Interest	$286	$257	$274
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
Consolidation
The consolidated financial statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is the primary beneficiary. The Company determines if it is the primary beneficiary using both qualitative and quantitative analyses. Entities in which The Hartford does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further discussions on variable interest entities see Note 5.
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
The most significant estimates include those used in determining property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities; pension and other postretirement benefit obligations; contingencies relating to corporate litigation and regulatory matters; and goodwill impairment.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation
Adoption of New Accounting Standards
Amendments to the Impairment Guidance of EITF Issue No. 99-20
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”). The FSP amends the impairment guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interest and Beneficial Interest that Continue to Be Held by a Transferor in Securitized Financial Assets,” by removing the exclusive reliance upon market participant assumptions about future cash flows when evaluating impairment of securities within its scope. FSP EITF 99-20-1 requires companies to follow the impairment guidance in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due. The FSP is effective prospectively for interim and annual reporting periods ending after December 15, 2008. The Company adopted the FSP on December 31, 2008 and the adoption did not have a material effect on the Company’s consolidated financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted the FSP on December 31, 2008. See Note 5 for the new disclosures.
Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). This FSP amends SFAS 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted FSP FAS 133-1 and FIN 45-4 on December 31, 2008. See Note 5 for the new disclosures.
Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which was issued by the FASB in September 2006. The Company also adopted on January 1, 2008, the SFAS 157 related FASB Staff Position (“FSP”) described below. For financial statement elements currently required to be measured at fair value, SFAS 157 redefines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability regardless of whether an observable liquid market price existed (an exit price). SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2, and 3”).
The Company applied the provisions of SFAS 157 prospectively to financial assets and financial liabilities that are required to be measured at fair value under existing U.S. GAAP. The Company also recorded in opening retained earnings the cumulative effect of applying SFAS 157 to certain customized derivatives measured at fair value in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). See Note 4 for additional information regarding SFAS 157. Specifically, see the SFAS 157 Transition discussion within Note 4 for information regarding the effects of applying SFAS 157 on the Company’s consolidated financial statements in 2008.
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
As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets, nonfinancial liabilities and reporting units within the scope of FSP FAS 157-2.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported net income caused by measuring related assets and liabilities differently. This statement permits entities to choose, at specified election dates, to measure certain eligible items at fair value (i.e., the fair value option). SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008, the Company did not elect to apply the provisions of SFAS 159 to financial assets and liabilities.
Amendment of FASB Interpretation No. 39
In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, “Offsetting of Amounts Related to Certain Contacts”, by permitting a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position in accordance with FIN 39. FSP FIN 39-1 also amends FIN 39 by modifying certain terms. FSP FIN 39-1 is effective for reporting periods beginning after November 15, 2007, with early application permitted. The Company early adopted FSP FIN 39-1 on December 31, 2007, by electing to offset cash collateral against amounts recognized for derivative instruments under the same master netting arrangements. The Company recorded the effect of adopting FSP FIN 39-1 as a change in accounting principle through retrospective application. See Note 5 for further discussions on the adoption of FSP FIN 39-1.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). During 2008, the IRS completed its examination of the Company’s U.S. income tax returns for 2002 through 2003. The Company received notification of the approval by the Joint Committee on Taxation of the results of the examination subsequent to December 31, 2008. The examination will not have a material effect on the Company’s net income or financial position. The 2004 through 2006 examination began during 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of an issue related to prior periods which, if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the Company’s net income or financial position. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires an entity to: (a) recognize an asset for the funded status, measured as the difference between the fair value of plan assets and the benefit obligation, of defined benefit postretirement plans that are overfunded and a liability for plans that are underfunded, measured as of the employer’s fiscal year end; and (b) recognize changes in the funded status of defined benefit postretirement plans, other than for the net periodic benefit cost included in net income, in accumulated other comprehensive income, net of tax (“AOCI”). For pension plans, the funded status must be based on the projected benefit obligation which includes an assumption for future salary increases. The provisions of FASB Statement No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost continue to apply upon initial and subsequent application of SFAS 158. SFAS 158 is effective for public entities with years ending after December 15, 2006, with certain exceptions not applicable to The Hartford, through an adjustment to the ending balance of AOCI. As of December 31, 2006, the effect of adopting SFAS 158 was a decrease of $717 in the net defined benefit postretirement plan asset and a corresponding after-tax decrease of $466 in the accumulated other comprehensive income component of equity. Because the Company recorded a decrease of $560, net of tax, in its additional minimum liability adjustment related to its pension plans, the balance sheet change was an increase of $145 in the net defined benefit postretirement plan asset and a corresponding after-tax increase of $94 in the accumulated other comprehensive income component of equity.
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
Future Adoption of New Accounting Standards
Equity Method Investment Accounting Considerations
In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 addresses the effects of the issuances of SFAS 141(R) and SFAS 160 on the application of the equity method under Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” EITF 08-6 requires that (a) an entity determine the initial carrying value of an equity method investment by applying the cost accumulation model; (b) an entity shall use the other than temporary impairment model of APB Opinion 18; however, investors should adjust any impairments’ recorded by an investee for existing differences between the investor’s basis and the underlying investees’ basis in such impaired assets; (c) share issuances by an investee should be accounted for as if the equity method investor had sold a proportionate share of its investment; and (d) when an investment is no longer within the scope of equity method accounting and instead is within the scope of cost method accounting or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the investor should prospectively apply the provisions of APB Opinion 18 or SFAS 115 and use the current carrying amount of the investment as its initial cost. The EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, consistent with the effective dates of SFAS No. 141(R) and SFAS No. 160. The adoption of EITF 08-6 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share” (“SFAS 128”). The FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The adoption of FSP EITF 03-6-1 on January 1, 2009, did not have a material effect on the Company’s earnings per share.
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock
In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock for the purposes of determining whether an instrument is a derivative. To the extent a derivative instrument or embedded derivative feature is deemed indexed to an entity’s own stock, it may be exempt from the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 concluded that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. EITF 07-5 shall be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF is adopted. The adoption of EITF 07-5 on January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.
Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”) and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not have financial guarantee insurance products, and, accordingly the adoption of SFAS 163 did not have an effect on the Company’s consolidated financial statements.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009, for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The adoption of FSP FAS 142-3 on January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company adopted SFAS 161 on January 1, 2009. The adoption of this FSP by the Company is expected to result in expanded disclosures related to derivative instruments and hedging activities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. Some of the significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:
•
Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values in accordance with SFAS 157 fair value rather than SFAS 141’s requirement based on estimated fair values;

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
SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The adoption of SFAS 141(R) on January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.
Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company’s adoption of SFAS 160 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Accounting Policies
Investments
The Hartford’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of AOCI, after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial statements, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income at December 31, 2008 may not include the full impact of current year changes in valuation of the underlying assets and liabilities. Other investments primarily consist of derivatives instruments which are carried at fair value.
Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.
The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis. Based on this evaluation, during 2008, the Company concluded $4.0 billion of unrealized losses were other-than-temporarily impaired and as of December 31, 2008, the Company’s unrealized losses on available-for-sale securities of $14.6 billion were temporarily impaired.
Securities not subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and extent to which the fair value has been less than cost or amortized cost and the expected recovery period of the security, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
Through September 30, 2008, for securitized financial assets with contractual cash flows, including those subject to EITF Issue No. 99-20, the Company periodically updated its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows used severe economic recession assumptions due to market uncertainty, similar to those the Company believed market participants would use. If the fair value of a securitized financial asset was less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate, an other-than-temporary impairment charge was recognized. The Company also considered its intent and ability to retain a temporarily depressed security until recovery. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. Beginning in the fourth quarter of 2008, the Company implemented FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. Upon implementation, the Company continued to utilize the impairment process described above; however, rather than exclusively relying upon market participant assumptions management judgment was also used in assessing the probability that an adverse change in future cash flows has occurred.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Each quarter, during this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
Mortgage Loan Impairments
Mortgage loans on real estate are considered to be impaired when management estimates that based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Changes in valuation allowances are recorded in net realized capital gains and losses.
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
Net Investment Income
Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships, the equity method of accounting is used to recognize the Company’s share of earnings. For fixed maturities that have had an other-than-temporary impairment loss, the Company amortizes the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yield.
Net investment income on equity securities held for trading includes dividend income and the changes in market value of the securities associated with the variable annuity products sold in Japan and the United Kingdom. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting as provided in SOP 03-1. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, losses and loss adjustment expenses.
Derivative Instruments
Overview
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread including issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. For a further discussion of derivative instruments, see the Derivative Instruments section of Note 5.
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois and the State of New York insurance departments.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivative instruments are recognized on the consolidated balance sheets at fair value. As of December 31, 2008 and 2007, approximately 94% and 89% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data, while the remaining 6% and 11%, respectively, were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market place. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads, interest and equity volatility and equity index levels. The Company performs a monthly analysis on the derivative valuation which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing changes in the market environment and monitoring trading volume. This discussion on derivative pricing excludes the GMWB rider and associated reinsurance contracts as well as the embedded derivatives associated with the GMAB product, which are discussed in Note 4.
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
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.
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
Credit Risk
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity, the Company’s credit exposures are generally quantified daily, netted by counterparty and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds which do not exceed $10, except for reinsurance derivatives. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, certain currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Product Derivatives
The Company offers certain variable annuity products with a guaranteed minimum withdrawal and accumulation benefit (“GMWB” and “GMAB”) rider. The GMWB and GMAB represent embedded derivatives in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in other policyholder funds. See Note 4 for a complete discussion of GMWB and GMAB valuations.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB and GMAB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and recorded in fee income.
The Company has reinsurance arrangements in place to transfer a portion of its risk of loss due to GMWB. These arrangements are recognized as derivatives and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreements are recorded in net realized capital gains and losses. See Note 4 for a complete discussion of GMWB reinsurance valuation
Separate Accounts
The Company maintains separate account assets, which are reported at fair value. Separate account liabilities are reported at amounts consistent with separate account assets. Separate accounts include contracts, wherein the policyholder assumes the investment risk. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder.
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

	Individual Variable Annuities —		Individual Variable Annuities —
	U.S.		Japan		Individual Life
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008	2007
DAC	$4,844	$4,982	$1,834	$1,760	$2,931	$2,309
Sales Inducements	$436	$390	$21	$8	$36	$20
URR	$109	$124	$—	$—	$1,299	$816
SOP 03-1 reserves	$867	$527	$229	$42	$40	$19
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2008, 2007, and 2006 was an increase (decrease) to amortization of $404 (of which $194 is attributed to accelerated DAC amortization for the Company’s 3Win product in Japan as further discussed under the “Japan Variable Annuities” section below), $(6), and $41, respectively.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events. The Company’s current 20 year separate account return assumption is approximately 7.2% (after fund fees, but before mortality and expense charges) for U.S. products and 5.1% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. The Company estimates gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Given the current volatility in the capital markets and the evaluation of other factors, the Company will continually evaluate its separate account return estimation process and may change that process from time to time.
The Company plans to complete a comprehensive assumption study and refine its estimate of future gross profits during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as an “Unlock”. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
In addition to when a comprehensive assumption study is completed, revisions to best estimate assumptions used to estimate future gross profits are necessary when the EGPs in the Company’s models fall outside of an independently determined reasonable range of EGPs. The Company performs a quantitative process each quarter to determine the reasonable range of EGPs. This process involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios are run for the Company’s individual variable annuity businesses in the United States and Japan, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fall outside of the statistical ranges of reasonable EGPs, an “Unlock” would be necessary. If EGPs used in the Company’s models fall inside of the statistical ranges of reasonable EGPs, the Company will not solely rely on the results of the quantitative analysis to determine the necessity of an Unlock. In addition, the Company considers, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and may also revise EGPs if those trends are expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. As of December 31, 2008, the EGPs used in the Company’s models fell within the statistical ranges of reasonable EGPs. As a result of this statistical test and review of qualitative factors, the Company did not Unlock the EGPs used in the Company’s models during the fourth quarter of 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Unlock Results
As described above, as of September 30, 2008, the Company completed a comprehensive study of assumptions underlying EGPs, resulting in an Unlock. The study covered all assumptions, including mortality, lapses, expenses, interest rate spreads, hedging costs, and separate account returns, in substantially all product lines. The new best estimate assumptions were applied to the current policy related in-force or account values to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2008 was as follows:

			Death and
	DAC	Unearned	Income	Sales
Segment	and	Revenue	Benefit	Inducement
After-tax (charge) benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]
Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Institutional	—	—	—	—	—
Individual Life	(29)	(12)	(3)	—	(44)
International — Japan	(23)	(1)	(90)	(2)	(116)
Corporate	9	—	—	—	9

Total	$(740)	$5	$(168)	$(29)	$(932)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2008, the Company believed U.S. individual and Japan individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 6% and 49%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable.
Property & Casualty — The Property & Casualty operations also incur costs, including commissions, premium taxes and certain underwriting and policy issuance costs, that vary with and are related primarily to the acquisition of property and casualty insurance business. These costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. For the years ended December 31, 2008, 2007 and 2006, no amount of deferred policy acquisition costs was charged to expense based on determination of recoverability.
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
Most of the Company’s property and casualty reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. Structured settlements are agreements that provide fixed periodic payments to claimants and include annuities purchased to fund unpaid losses for permanently disabled claimants and, prior to 2008, agreements that funded loss run-offs for unrelated parties. Most of the annuities have been purchased from Life and these structured settlements are recorded at present value as annuity obligations of Life, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. If not funded through an annuity, reserves for certain indemnity payments due to permanently disabled claimants under workers’ compensation policies are recorded as property and casualty reserves and were discounted to present value at an average interest rate of 5.4% in 2008 and 5.5% in 2007. Reserves for structured settlements that funded loss run-offs for unrelated parties were discounted at an average interest rate of 5.5% in 2007.
As of December 31, 2008 and 2007, property and casualty reserves were discounted by a total of $488 and $568, respectively. The current accident year benefit from discounting property and casualty reserves was $38 in 2008, $46 in 2007 and $63 in 2006. Contributing to the decrease in the current accident year benefit from discounting over the past three years has been a reduction in the discount rate, reflecting a lower risk-free rate of return over that period. Accretion of discounts for prior accident years totaled $26 in 2008, $31 in 2007, and $32 in 2006. For annuities issued by Life to fund certain P&C workers’ compensation indemnity payments where the claimant has not released the P&C Company of its obligation, Life has recorded annuity obligations totaling $945 as of December 31, 2008 and $962 as of December 31, 2007.
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
Property & Casualty — Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the consolidated balance sheets was $125 and $126 as of December 31, 2008 and 2007, respectively. Other revenue consists primarily of revenues associated with the Company’s servicing businesses.
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
Life — Participating life insurance in force accounted for 7%, 7% and 3% as of December 31, 2008, 2007 and 2006, respectively, of total life insurance in force. Dividends to policyholders were $14, $11 and $22 for the years ended December 31, 2008, 2007 and 2006, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.
Property & Casualty — Net written premiums for participating property and casualty insurance policies represented 8% of total net written premiums for each of the years ended December 31, 2008, 2007 and 2006, respectively. Participating dividends to policyholders were $21, $19 and $6 for the years ended December 31, 2008, 2007 and 2006, respectively.
Mutual Funds
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc (“The mutual funds”), families of 62 mutual funds and 1 closed end fund. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission (“SEC”), in accordance with the Investment Company Act of 1940.
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
Earned premiums and incurred losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. The allowance for uncollectible reinsurance was $379 and $404 as of December 31, 2008, and 2007, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. See Note 13 for a further discussion of the accounting for income taxes.
Property and Equipment
Property and equipment is carried at cost net, of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $1.6 billion and $1.4 billion as of December 31, 2008 and 2007, respectively. Depreciation expense was $228, $232 and $193 for the years ended December 31, 2008, 2007 and 2006, respectively.
Goodwill
Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), has occurred. The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.
Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
The Company maintains a U.S. qualified defined benefit pension plan (the “Plan”) that covers substantially all employees, as well as unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. The Company has also entered into individual retirement agreements with certain retired directors providing for unfunded supplemental pension benefits. In addition, the Company provides certain health care and life insurance benefits for eligible retired employees. Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. See Note 17 for more information regarding our accounting for pension plans and postretirement health care and life insurance benefit plans.
Contingencies
Management follows the requirements of SFAS No. 5 “Accounting for Contingencies.” This statement requires management to evaluate each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings per Share
Earnings per share amounts have been computed in accordance with the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”). The following tables present a reconciliation of net income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

	Net		Per Share
(In millions, except for per share data)	Income (Loss)	Shares	Amount
2008
Basic Loss per Share [1] [2]
Net loss	$(2,749)
Less: Preferred stock dividends	8

Net loss available to common shareholders	(2,757)	306.7	$(8.99)

Diluted Loss per Share [2] [3]
Stock compensation plans	—	—

Net loss available to common shareholders plus assumed conversions	$(2,757)	306.7	$(8.99)

2007
Basic Earnings per share
Net income available to common shareholders	$2,949	316.3	$9.32

Diluted Earnings per Share
Stock compensation plans	—	2.8

Net income available to common shareholders plus assumed conversions	$2,949	319.1	$9.24

2006
Basic Earnings per Share
Net income available to common shareholders	$2,745	308.8	$8.89

Diluted Earnings per Share
Stock compensation plans	—	3.0
Equity Units	—	4.1

Net income available to common shareholders plus assumed conversions	$2,745	315.9	$8.69

[1]
Due to the net loss for the year ended December 31, 2008, no allocation of the net loss was made to the preferred shareholders under the two-class method in the calculation of basic earnings per share, as the preferred shareholders had no contractual obligation to fund the net losses of the Company. In the absence of the net loss, any such income would be allocated to the preferred shareholders based on the weighted average number of preferred shares outstanding as of December 31, 2008.

[2]
As a result of the net loss in the year ended December 31, 2008, SFAS 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2008 diluted loss per share, since the inclusion of shares for stock compensation plans of 1.3 million and the assumed conversion of the preferred shares to common of 5.0 million would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 313.0 million.

[3]	Effective January 9, 2009, 6.0 million preferred shares converted to 24.2 million common shares.
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the dilutive effect of stock compensation plans, warrants, and the Company’s equity units, if any, using the treasury stock method. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive.
Under the treasury stock method for stock compensation plans, shares are assumed to be issued and then reduced for the number of shares repurchaseable with theoretical proceeds at the average market price for the period. Theoretical proceeds for the stock compensation plans include option exercise price payments, unamortized stock compensation expense and tax benefits realized in excess of the tax benefit recognized in net income. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Upon exercise of outstanding options or vesting of other stock compensation plan awards, the additional shares issued and outstanding are included in the calculation of the Company’s weighted average shares from the date of exercise or vesting.
Under the treasury stock method for the warrants issued to Allianz (see Note 21) exercise shall be assumed at the beginning of the period. The proceeds from exercise of $25.32 per share shall be assumed to be used to purchase common shares at the average market price during the period. Since the average market price of the common stock during the year ended December 31, 2008 exceeded the exercise price of the warrants of $25.32, there is no dilutive effect for the warrants for the year ended December 31, 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings per Share (continued)
Under the treasury stock method for the equity units, the number of shares of common stock used in calculating diluted earnings per share is increased by the excess, if any, of the number of shares issuable upon settlement of the purchase contracts, over the number of shares that could be purchased by The Hartford in the market using the proceeds received upon settlement. The number of issuable shares was based on the average market price for the last 20 trading days of the period. The number of shares purchased was based on the average market price during the entire period. Upon settlement of the purchase contracts associated with the Company’s equity units, the associated common shares were added to the Company’s issued and outstanding shares. For further discussion of the Company’s equity units offerings, see Note 15.
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
Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, and is a financial services and insurance organization. Life is organized into four groups which are comprised of six reporting segments: The Retail Products Group (“Retail”) and Individual Life segments make up the Individual Markets Groups. The Retirement Plans and Group Benefits segments make up the Employer Markets Group. The International and Institutional Solutions Group (“Institutional”) segments each make up their own group.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code. Retirement Plans also offers mutual funds to institutional investors.
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
Life includes within its Other segment its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations and the mark-to-mark adjustment for the International variable annuity assets that are classified as equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses.
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
Personal Lines sells automobile, homeowners and home-based business coverages directly to the consumer and through a network of independent agents. Most of the Company’s personal lines business sold directly to the consumer is to the members of AARP through a direct marketing operation. Up until the sale of the business on November 30, 2006, the Company also sold non-standard auto insurance through the Company’s Omni Insurance Group, Inc. (“Omni”) subsidiary (refer to Note 20 for further discussion). Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program. AARP accounts for earned premiums of $2.8 billion, $2.7 billion, and $2.5 billion in 2008, 2007 and 2006, respectively, which represented 27%, 26% and 24% of total Property & Casualty earned premiums for 2008, 2007 and 2006, respectively.
Small Commercial provides standard commercial insurance coverage to small commercial businesses primarily throughout the United States. Small commercial businesses generally represent companies with up to $5 in annual payroll, $15 in annual revenues or $15 in total property values. This segment offers workers’ compensation, property, automobile, liability and umbrella coverages.
Middle Market provides standard commercial insurance coverage to middle market commercial businesses primarily throughout the United States. This segment offers workers’ compensation, property, automobile, liability, umbrella, marine and livestock coverages, primarily to companies with greater than $5 in annual payroll, $15 in annual revenues or $15 in total property values.
The Specialty Commercial segment offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity, surety, specialty casualty coverages, core property and excess and surplus lines coverages not normally written by standard lines insurers, and insurance products and services to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third party administrator services for claims administration, integrated benefits and loss control through Specialty Risk Services, a subsidiary of the Company.
The Other Operations segment consists of certain property and casualty insurance operations of The Hartford which have discontinued writing new business and includes substantially all of the Company’s asbestos and environmental exposures.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for certain losses, including, among other coverages, losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. In addition, the Company retains a portion of the risks ceded under the Company’s principal catastrophe reinsurance program and other reinsurance programs and, prior to 2007, the financial results of the Company’s retention were recorded in the Specialty Commercial segment. The amount of premiums ceded to third party reinsurers under the principal catastrophe reinsurance program and other reinsurance programs is allocated to the operating segments based on the risks written by each operating segment that are subject to the programs.
Earned premiums assumed (ceded) under the inter-segment arrangements and retention were as follows:

Net assumed (ceded) earned premiums under inter-segment	For the years ended December 31,
arrangements and retention	2008	2007	2006
Personal Lines	$(6)	$(7)	$(21)
Small Commercial	(31)	(29)	(31)
Middle Market	(31)	(34)	(45)
Specialty Commercial	68	70	97

Total	$—	$—	$—

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

	For the years ended December 31,
Revenues by Product Line	2008	2007	2006
Life
Earned premiums, fees, and other considerations
Retail
Individual annuity:
Individual variable annuity	$1,943	$2,225	$1,957
Fixed / MVA Annuity	(6)	2	1
Retail mutual funds	618	642	524
Other	198	186	127

Total Retail	2,753	3,055	2,609
Individual Life
Total Individual Life	828	808	832

Total Individual Markets Group	3,581	3,863	3,441
Retirement Plans
401(k)	290	187	160
403(b)/457	48	55	52

Total Retirement Plans	338	242	212
Group Benefits
Group disability	2,020	1,920	1,849
Group life and accident	2,084	1,926	1,830
Other	287	455	470

Total Group Benefits	4,391	4,301	4,149

Total Employer Markets Group	4,729	4,543	4,361
International
Variable annuity	876	820	691
Fixed MVA annuity	(7)	10	10
Other	3	2	—

Total International	872	832	701

Institutional
IIP	923	1,015	630
PPLI	118	223	102

Total Institutional	1,041	1,238	732
Other	60	67	81

Total Life premiums, fees, and other considerations	10,283	10,543	9,316
Net investment income (loss)
Securities available-for-sale and other	3,045	3,497	3,184
Equity securities held for trading	(10,340)	145	1,824

Net investment income (loss)	(7,295)	3,642	5,008
Net realized capital losses	(4,138)	(819)	(260)

Total Life	(1,150)	13,366	14,064

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Revenues by Product Line (continued)	2008	2007	2006
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines
Automobile	$2,824	$2,822	$2,792
Homeowners	1,102	1,067	968

Total Personal Lines	3,926	3,889	3,760
Small Commercial
Workers’ Compensation	1,241	1,230	1,156
Package Business	1,167	1,169	1,143
Automobile	316	337	353

Total Small Commercial	2,724	2,736	2,652
Middle Market
Workers’ Compensation	847	861	883
Property	611	627	639
Automobile	335	382	408
Liability	506	550	593

Total Middle Market	2,299	2,420	2,523
Specialty Commercial
Workers’ Compensation	288	304	341
Property	86	117	119
Automobile	84	83	83
Liability	241	246	272
Fidelity and surety	272	256	231
Professional Liability	414	429	419
Other	(3)	11	28

Total Specialty Commercial	1,382	1,446	1,493

Total Ongoing Operations	10,331	10,491	10,428
Other Operations	7	5	5

Total earned premiums	10,338	10,496	10,433
Servicing revenue	504	496	473
Net investment income	1,253	1,687	1,486
Net realized capital gains (losses)	(1,877)	(172)	9

Total Property & Casualty	10,218	12,507	12,401
Corporate	151	43	35

Total revenues	$9,219	$25,916	$26,500

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Net Income (Loss)	2008	2007	2006
Life
Retail	$(1,399)	$812	$536
Individual Life	(43)	182	150

Total Individual Markets Group	(1,442)	994	686
Retirement Plans	(157)	61	101
Group Benefits	(6)	315	298

Total Employer Markets Group	(163)	376	399
International	(325)	223	231
Institutional	(502)	17	78
Other	(11)	(52)	47

Total Life	(2,443)	1,558	1,441
Property & Casualty
Ongoing Operations
Underwriting Results
Personal Lines	280	322	429
Small Commercial	437	508	422
Middle Market	169	157	214
Specialty Commercial	71	(18)	46

Total Ongoing Operations underwriting results	957	969	1,111
Net servicing income [1]	31	52	53
Net investment income	1,056	1,439	1,225
Net realized capital losses	(1,669)	(160)	(17)
Other expenses	(219)	(248)	(222)
Income tax (expense) benefit	33	(575)	(596)

Ongoing Operations	189	1,477	1,554
Other Operations	(97)	30	(35)

Total Property & Casualty	92	1,507	1,519
Corporate	(398)	(116)	(215)

Net income (loss)	$(2,749)	$2,949	$2,745

[1]	Amount is net of expenses related to service business.

Amortization of deferred policy acquisition costs and	For the years ended December 31,
present value of future profits	2008	2007	2006
Life
Individual Markets Group
Retail	$1,344	$406	$973
Individual Life	169	121	243

Total Individual Markets Group	1,513	527	1,216
Employer Markets Group
Retirement Plans	91	58	(4)
Group Benefits	57	62	41

Total Employer Markets Group	148	120	37
International	496	214	167
Institutional	19	23	32

Total Life	2,176	884	1,452
Property & Casualty
Ongoing Operations
Personal Lines	633	617	622
Small Commercial	636	635	634
Middle Market	513	529	544
Specialty Commercial	313	323	306

Total Ongoing Operations	2,095	2,104	2,106

Total Property & Casualty	2,095	2,104	2,106
Corporate	—	1	—

Total amortization of deferred policy acquisition costs and present value of future profits	$4,271	$2,989	$3,558

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Income tax expense (benefit)	2008	2007	2006
Life
Retail	$(972)	$216	$39
Individual Life	(41)	81	62

Total Individual Markets Group	(1,013)	297	101
Retirement Plans	(132)	18	39
Group Benefits	(53)	119	109

Total Employer Markets Group	(185)	137	148
International	(145)	132	127
Institutional	(288)	(8)	26
Other	(15)	(11)	21

Total Life	(1,646)	547	423
Property & Casualty
Ongoing Operations	(33)	575	596
Other Operations	(62)	(5)	(45)

Total Property & Casualty	(95)	570	551
Corporate	(101)	(61)	(117)

Total income tax expense (benefit)	$(1,842)	$1,056	$857

Geographical Revenue Information	For the years ended December 31,
Revenues	2008	2007	2006
United States of America	$18,904	$24,842	$23,848
Japan	(9,745)	968	2,536
Other	60	106	116

Total revenues	$9,219	$25,916	$26,500

	As of December 31,
Assets	2008	2007
Life
Retail	$97,222	$136,023
Individual Life	13,770	15,590

Total Individual Markets Group	110,992	151,613
Retirement Plans	22,581	27,986
Group Benefits	9,036	9,295

Total Employer Markets Group	31,617	37,281
International	41,502	41,625
Institutional	59,853	78,766
Other	3,927	6,891

Total Life	247,891	316,176
Property & Casualty
Ongoing Operations	31,484	35,899
Other Operations	5,196	5,942

Total Property & Casualty	36,680	41,841
Corporate	3,012	2,344

Total Assets	$287,583	$360,361

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, short-term investments, freestanding and embedded derivatives, and separate account assets. These fair value disclosures include information regarding the valuation of the Company’s guaranteed benefits products and the impact of the adoption of SFAS 157, followed by the fair value measurement and disclosure requirements of SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.
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
During the first quarter of 2007, the Company launched its “3Win” product with both GMAB and GMIB riders attached to certain Japanese variable annuity contracts. The GMAB provides the policyholder with the GRB if the account value is less than premiums after an accumulation period, generally 10 years, and if the account value has not dropped below 80% of the initial deposit, at which point a GMIB must either be exercised or the policyholder can elect to surrender 80% of the initial deposit without a surrender charge. The GRB is generally equal to premiums less surrenders. During the fourth quarter of 2008, nearly all contract holder account values had dropped below 80% of the initial deposit, at which point the GMIB was exercised
A GMWB and/or GMAB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit becomes greater than the account value. As of December 31, 2008 and December 31, 2007, 88% and 19%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and International GMWB contracts that were ‘in the money’ the Company’s exposure to the guaranteed remaining benefit, after reinsurance, as of December 31, 2008 and December 31, 2007, was $7.7 billion and $146, respectively. For GMAB contracts that were ‘in the money’ the Company’s exposure to the guaranteed remaining benefit, as of December 31, 2008 and December 31, 2007, was $15 and $38, respectively.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and for the Company’s “lifetime” GMWB products, payments can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis and the ultimate lifetime GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $7.7 billion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
For GMAB contracts, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or by waiting until the end of the contractual deferral period of 10 years. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $15.
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
Customized Derivatives
The Company has entered into customized swap contracts to hedge certain risk components for the remaining term of certain blocks of non-reinsured U.S. GMWB riders. These customized derivative contracts provide protection from capital markets risks based on policyholder behavior assumptions specified by the Company at the inception of the derivative transactions. Due to the significance of the non-observable inputs associated with pricing swap contracts entered into in 2007, the initial difference between the transaction price and modeled value of $51 was deferred in accordance with EITF 02-3 and included in other assets in the consolidated balance sheets. The swap contract entered into in 2008 resulted in a loss at inception of approximately $20 before the effects of DAC amortization and income taxes, as market values on similar instruments were lower than the transaction price.
Other Derivative Instruments
The Company uses other hedging instruments to partially hedge its unreinsured GMWB exposure. These instruments include interest rate futures and swaps, variance swaps, S&P 500 and NASDAQ index put options and futures contracts. The Company also uses EAFE Index swaps to hedge GMWB exposure to international equity markets. The Company also utilizes option contracts as well as futures contracts to partially economically hedge the statutory reserve impact of equity risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets.
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
4. Fair Value Measurements (continued)
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
4. Fair Value Measurements (continued)
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

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury securities, money market funds, certain mortgage backed securities, and exchange traded equity and derivative securities.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the Company’s assets and liabilities that are carried at fair value, by SFAS 157 hierarchy level, as of December 31, 2008:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset (Liability)	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$65,112	$3,541	$49,761	$11,810
Equity securities, held for trading	30,820	1,634	29,186	—
Equity securities, available-for-sale	1,458	246	671	541
Other investments
Other derivatives used to hedge US GMWB	600	—	13	587
Other investments [1]	976	—	1,005	(29)

Total Other Investments	1,576	—	1,018	558
Short-term investments	10,022	7,025	2,997	—
Reinsurance recoverables for US GMWB	1,302	—	—	1,302
Separate account assets [2] [5]	126,777	94,804	31,187	786

Total assets accounted for at fair value on a recurring basis	$237,067	$107,250	$114,820	$14,997

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
US GMWB	$(6,526)	$—	$—	$(6,526)
UK GMWB	(64)	—	—	(64)
Japan GMWB	(30)	—	—	(30)
Institutional Notes	(41)	—	—	(41)
Equity Linked Notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(6,669)	—	—	(6,669)
Other liabilities [3]
Customized derivatives used to hedge US GMWB	941	—	—	941
Other derivatives used to hedge US GMWB	1,123	—	14	1,109
Macro hedge program	137	—	—	137
Other liabilities	(339)	—	76	(415)

Total Other Liabilities	1,862	—	90	1,772
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(4,812)	$—	$90	$(4,902)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2008, $574 of cash collateral liability was netted against the derivative asset value on the consolidated balance sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

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

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

[5]	Excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.
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
Fixed Maturity, Short-Term, and Equity Securities, Available- for-Sale
The fair value of fixed maturity, short-term, and equity securities, available for sale, is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company performs a monthly analysis on the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades and monitoring of trading volumes. In addition, the Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. At December 31, 2008, the Company made fair value determinations which lowered prices received from third party pricing services and brokers by a total of $139. The securities adjusted had an amortized cost and fair value after adjustment, of $623 and $232, respectively, and were primarily CMBS securities.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the fair value of the significant asset sectors within the SFAS 157 Level 3 securities classification as of December 31, 2008.

		% of Total
	Fair Value	Fair Value
ABS
Below Prime	$1,643	13.3%
Collateralized Loan Obligations (CLOs)	2,131	17.3%
Other	560	4.5%
Corporate
Matrix priced private placements	4,641	37.6%
Other	1,755	14.2%
Commercial mortgage-backed securities (“CMBS”)	802	6.5%
Preferred stock	337	2.7%
Other	482	3.9%

Total Level 3 securities	$12,351	100%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS Other primarily represents broker priced securities.

•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•
Corporate other primarily represents broker-priced public securities and private placement securities qualified for sale under rule 144A, and long dated fixed maturities where the term of significant inputs may not be sufficient to be deemed observable.

•
CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”) which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.

•	Preferred stock primarily represents lower quality preferred securities that are less liquid due to market conditions.
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments on the consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of December 31, 2008, 94% of derivatives based upon notional values were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Derivative instruments classified as Level 3 include complex derivatives, such as equity options and swaps, interest rate derivatives which have interest rate optionality, certain credit default swaps, and long-dated interest rate swaps. Also included in Level 3 classification for derivatives are customized equity swaps that partially hedge the U.S. GMWB liabilities. Additional information on the customized transactions is provided under the “Accounting for Guaranteed Benefits Offered With Variable Annuities” section of this Note 4. These derivative instruments are valued using pricing models which utilize both observable and unobservable inputs and, to a lesser extent, broker quotations. A derivative instrument containing Level 1 or Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has as least one significant Level 3 input.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
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
GMWB and GMAB Embedded Derivatives (in Other Policyholder Funds and Benefits Payable)
The fair value of GMWB and GMAB embedded derivatives, reported in Other Policyholder Funds and Benefits Payable on the Company’s consolidated balance sheet, are calculated as an aggregation of the components described in the SFAS 157 Transition section of this Note. The fair value of GMWB and GMAB embedded derivatives are modeled using significant unobservable policyholder behavior inputs, such as lapses, fund selection, resets and withdrawal utilization, and risk margins. As a result, the GMWB and GMAB embedded derivatives are categorized as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The table below provides a fair value roll forward for the twelve months ending December 31, 2008 for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine fair value are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2008 to December 31, 2008

							Changes in
							unrealized
							gains (losses)
							included in net
							income (loss)
		Total					related to
	SFAS 157	realized/unrealized				SFAS 157	financial
	Fair value	gains (losses)		Purchases,	Transfers	Fair value	instruments
	as of	included in:		issuances,	in and/or	as of	still held at
	January 1,	Net income	AOCI	and	(out) of	December 31,	December 31,
	2008	[2], [3]	[5]	settlements	Level 3 [7]	2008	2008 [3]
Assets
Fixed maturities	$17,996	$(988)	$(4,178)	$858	$(1,878)	$11,810	$(811)
Equity securities, available-for-sale	1,339	(77)	11	64	(796)	541	(67)
Freestanding derivatives [4]
Customized derivatives used to hedge US GMWB	91	850	—	—	—	941	850
Other freestanding derivatives used to hedge US GMWB	564	1,161	—	(29)	—	1,696	1,043
Macro Hedge Program	18	85	—	34	—	137	102
Other freestanding derivatives	(419)	(471)	16	491	102	(281)	(301)

Total Freestanding Derivatives	254	1,625	16	496	102	2,493	1,694
Reinsurance recoverable for US GMWB [1], [2] [10]	238	962	—	102	—	1,302	962
Separate accounts [6]	701	(204)	—	(26)	315	786	(73)

Supplemental Asset Information:
Total freestanding derivatives used to hedge US GMWB including those in Levels 1, 2 and 3 [11]	643	3,374	—	(1,353)	—	2,664	3,374

Liabilities
Other policyholder funds and benefits payable accounted for at fair value [2]
US GMWB	$(1,433)	$(4,967)	$—	$(126)	$—	$(6,526)	$(4,967)
UK GMWB	(17)	(56)	13	(4)	—	(64)	(57)
Japan GMWB	—	(26)	(2)	(2)	—	(30)	(26)
Japan GMAB	(22)	25	(1)	(2)	—	—	25
Institutional Notes	(24)	(17)	—	—	—	(41)	(17)
Equity Linked Notes	(21)	13	—	—	—	(8)	13

Total other policyholder funds and benefits payable accounted for at fair value [2]	(1,517)	(5,028)	10	(134)	—	(6,669)	(5,029)
Other Liabilities
Derivative Liability-Warrants [8]	—	110	—	(273)	—	(163)	110
Consumer notes	(5)	5	—	(5)	—	(5)	5

Supplemental Information:
Net US GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [9]	(552)	(631)	—	(1,377)	—	(2,560)	(631)

[1]	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

[2]
The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[3]
All amounts in these columns are reported in net realized capital gains/losses except for $6 for the twelve months ending December 31, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

[4]
The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported on the consolidated balance sheet in other investments and other liabilities.

[5]	AOCI refers to “Accumulated other comprehensive income” in the consolidated statement of comprehensive income (loss). All amounts are before income taxes and amortization of DAC.

[6]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[7]
Transfers in and/or (out) of Level 3 during the twelve months ended December 31, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

[8]	These amounts represent certain Allianz warrants. See Note 21 for further discussion.

[9]
The net loss on US GMWB since January 1, 2008 was primarily related to liability model assumption updates for mortality in the first quarter and market-based hedge ineffectiveness in the third and fourth quarters due to extremely volatile capital markets, partially offset by gains in the fourth quarter related to liability model assumption updates for lapse rates.

[10]
During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement is accounted for as a free-standing derivative.

[11]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2.

For comparative and informational purposes only, the following table rolls-forward the customized and freestanding derivatives used to hedge US GMWB, the reinsurance recoverable for US GMWB and the embedded derivatives reported in other policyholder funds and benefits payable for the twelve month period ended December 31, 2007. The fair value amounts in the following table are the Pre-SFAS 157 fair values.
Roll-forward for the twelve months from January 1, 2007 to December 31, 2007

		Total
	Fair value	Realized/unrealized		Fair value
	as of	gains (losses)	Purchases,	as of
	January 1,	included in:	issuances, and	December 31,
	2007	Net income	settlements	2007
Assets
Customized derivatives used to hedge US GMWB	$—	$50	$—	$50
Other freestanding derivatives used to hedge US GMWB	346	198	48	592
Reinsurance recoverable for US GMWB	(22)	127	23	128

Liabilities
Other policyholder funds and benefits payable accounted for at fair value
US GMWB	$53	$(661)	$(99)	$(707)
UK GMWB	—	(8)	—	(8)
Japan GMAB	—	2	—	2
Institutional Notes	4	(28)	—	(24)
Equity Linked Notes	—	1	(22)	(21)

Total other policyholder funds and benefits payable accounted for at fair value	57	(694)	(121)	(758)

Supplemental Information:
Net US GMWB (Embedded derivative, freestanding derivatives and reinsurance recoverable) [1]	377	(286)	(28)	63

[1]	The net loss on US GMWB was primarily due to liability model assumption updates made during the second and third quarter to reflect newly reliable market inputs for volatility and model refinements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table summarizes the notional amount and fair value of freestanding derivatives in other investments, reinsurance recoverables, embedded derivatives in other policyholder funds and benefits payable and consumer notes as of December 31, 2008, and December 31, 2007. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	December 31, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Reinsurance recoverables for US GMWB [1]	$11,437	$1,302	$6,579	$128
Customized derivatives used to hedge US GMWB [2]	10,464	941	12,784	50
Freestanding derivatives used to hedge US GMWB	8,156	1,723	8,573	592
US GMWB [3]	46,734	(6,526)	44,852	(707)
UK GMWB[3]	1,672	(64)	1,048	(8)
Japan GMWB[3]	361	(30)	—	—
Japan GMAB[4]	206	—	2,768	2
Macro Hedge Program [5]	2,188	137	661	18
Consumer Notes	70	(5)	19	(5)
Equity Linked Notes	55	(8)	50	(21)

Total	$81,343	$(2,530)	$77,334	$49

[1]	The increase in notional amount of the reinsurance recoverables for U.S. GMWB was primarily due to the execution of a reinsurance transaction in July 2008.

[2]
The decrease in notional amount of customized derivatives used to hedge U.S. GMWB was primarily due to current market conditions causing policyholder account values to decrease. The notional on these customized derivatives is the policyholder account value.

[3]	The increase in notional amount of embedded derivatives associated with GMWB riders is primarily due to additional product sales.

[4]
The decrease in notional amount of the Japan GMAB embedded derivative is primarily due to a significant decline in the equity markets triggering policyholders to elect the GMIB feature or lump sum payout in Japan’s 3Win product.

[5]
The increase in notional amount of the macro hedge program is primarily due to the rebalancing of the Company’s risk management program to place a greater relative emphasis on protection of statutory surplus.

The decrease in the net fair value of the derivative instruments in the table above was primarily due to the adoption of SFAS 157 and the net effects of capital market movements during the third and fourth quarters of 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
SFAS 107 requires additional disclosure of fair value information of financial instruments. The following include disclosures for other financial instruments not carried at fair value and not included in above FAS 157 discussion.
The carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value, at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,208	$2,435	$2,061	$2,061
Mortgage loans on real estate	6,469	5,654	5,410	5,407

Liabilities
Other policyholder funds and benefits payable [1]	$14,839	14,576	$15,480	$15,429
Commercial paper [2]	374	374	373	373
Long-term debt [3]	5,755	4,539	4,006	4,118
Consumer Notes [4]	1,205	1,188	804	809

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in short-term debt in the consolidated balance sheets.

[3]	Excludes capital lease obligations and includes current maturities of long-term debt.

[4]	Excludes amounts carried at fair value and included in FAS 157 disclosures above.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.

•
Fair values for mortgage loans on real estate were estimated using discounted cash flow calculations based on current incremental lending rates for similar type loans. Current incremental lending rates reflect changes in credit spreads and the remaining terms of the loans.

•
Other policyholder funds and benefits payable, not carried at fair value and not included in above FAS 157 fair value information, is determined by estimating future cash flows, discounted at the current market rate.

•	Carrying amounts approximate fair value for commercial paper.

•	Fair value for long-term debt is based on market quotations from independent third party pricing services.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

	For the years ended December 31,
	2008	2007	2006
Components of Net Investment Income
Fixed maturities [1]	$4,310	$4,653	$4,266
Equity securities, available-for-sale	167	139	92
Equity securities, held for trading	(10,340)	145	1,824
Mortgage loans	333	293	158
Policy loans	139	135	142
Limited partnerships and other alternative investments	(445)	255	133
Other investments	(72)	(161)	(13)

Gross investment income	(5,908)	5,459	6,602
Less: Investment expenses	97	100	87

Net investment income	$(6,005)	$5,359	$6,515

Components of Net Realized Capital Gains (Losses)
Fixed maturities	$(3,012)	$(357)	$(113)
Equity securities	(1,201)	(43)	(11)
Foreign currency transaction remeasurements	(459)	(109)	17
Derivatives and other [2]	(1,246)	(485)	(144)

Net realized capital gains (losses)	$(5,918)	$(994)	$(251)

[1]	Includes income on short-term bonds.

[2]
Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses, and other investment gains and losses.

Components of Net Unrealized Gains (Losses) on Available-for-Sale Securities
Fixed maturities	$(13,126)	$(669)	$1,466
Equity securities	(96)	(16)	204
Net unrealized gains (losses) credited to policyholders	(101)	3	(4)

Net unrealized gains (losses)	(13,323)	(682)	1,666
Deferred income taxes and other items	(5,837)	(323)	608

Net unrealized gains (losses), net of tax — end of year	(7,486)	(359)	1,058
Net unrealized gains (losses), net of tax — beginning of year	(359)	1,058	969

Change in unrealized gains (losses) on available-for-sale securities	$(7,127)	$(1,417)	$89

The change in net unrealized gain (loss) on equity securities, classified as held for trading, included in net investment income during the years ended December 31, 2008, 2007 and 2006, was $(9,626), $(539), and $1.3 billion, respectively, substantially all of which have corresponding amounts credited to policyholders. This amount was not included in the gross unrealized gains (losses) in the table above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Components of Available-for-Sale Securities

	December 31, 2008				December 31, 2007
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Bonds and Notes
ABS	$8,863	$13	$(2,608)	$6,268	$9,515	$33	$(633)	$8,915
CMBS
Agency backed	433	16	—	449	445	10	—	455
Non-agency backed	14,303	29	(6,005)	8,327	17,180	234	(838)	16,576
CMOs
Agency backed	849	46	(8)	887	1,191	32	(4)	1,219
Non-agency backed	413	1	(124)	290	525	4	(3)	526
Corporate	31,059	623	(4,501)	27,181	34,118	1,022	(942)	34,198
Government/government agencies
Foreign	2,786	100	(65)	2,821	999	59	(5)	1,053
United States	5,883	112	(39)	5,956	836	22	(3)	855
MBS	2,243	42	(7)	2,278	2,757	26	(20)	2,763
States, municipalities and political subdivisions	11,406	202	(953)	10,655	13,152	427	(90)	13,489
Redeemable preferred stock	—	—	—	—	6	—	—	6

Fixed maturities	78,238	1,184	(14,310)	65,112	80,724	1,869	(2,538)	80,055
Equity securities, available-for-sale	1,554	203	(299)	1,458	2,611	218	(234)	2,595

Total securities, available-for-sale	$79,792	$1,387	$(14,609)	$66,570	$83,335	$2,087	$(2,772)	$82,650

The amortized cost and estimated fair value of fixed maturity investments by contractual maturity year are shown below.

	December 31, 2008
Maturity	Amortized Cost	Fair Value
One year or less	$2,135	$2,187
Over one year through five years	13,840	13,127
Over five years through ten years	14,692	13,357
Over ten years	35,203	26,718

Subtotal	65,870	55,389
ABS, MBS, and CMOs	12,368	9,723

Total	$78,238	$65,112

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions because of the potential for prepayment on certain mortgage- and asset-backed securities which is why ABS, MBS and CMOs are not categorized by contractual maturity. The CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk as these securities are generally structured to include forms of call protections such as yield maintenance charges, prepayment penalties or lockouts, and defeasance.
Sales of Available-for-Sale Securities

	For the years ended December 31,
	2008	2007	2006
Sale of Fixed Maturities
Sale proceeds	$19,599	$21,968	$26,827
Gross gains	511	424	427
Gross losses	(873)	(276)	(407)
Sale of Equity Securities, Available-for-Sale
Sale proceeds	$616	$468	$514
Gross gains	38	28	11
Gross losses	(78)	(15)	(14)

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
Other than U.S. government and certain U.S. government agencies backed by the full faith and credit of the U.S. government, the Company’s only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity is the Government of Japan, which represents $2.3 billion, or 25%, of stockholders’ equity, and less than 2.0% of total invested assets. The Company’s second and third largest exposures by issuer as of December 31, 2008 were the Government of Canada and JP Morgan Chase & Company, which each comprise less than 0.5%, of total invested assets. Other than U.S. government and certain U.S. government agencies, the Company’s largest three exposures by issuer as of December 31, 2007 were the State of California, General Electric Company and the State of Massachusetts, which each comprise less than 0.5%, of total invested assets.
The Company’s largest three exposures by sector, as of December 31, 2008 were commercial mortgage and real estate, basic industry, and state municipalities and political subdivisions which comprised approximately 13%, 9%, and 9%, respectively, of total invested assets. The Company’s largest three exposures by sector, as of December 31, 2007 were commercial mortgage and real estate, state municipalities and political subdivisions, and financial services which comprised approximately 18%, 10%, and 10%, respectively, of total invested assets.
The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States. The largest concentrations, as of December 31, 2008 and 2007, were in California, New York and Illinois which each comprise less than 1.5% and 2%, respectively, of total invested assets.
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Other-Than-Temporary Impairments on Available-for-Sale Securities section of Note 1. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2008 and 2007.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, by investment type and length of time the security was in a continuous unrealized loss position.

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$1,870	$1,487	$(383)	$6,811	$4,586	$(2,225)	$8,681	$6,073	$(2,608)
CMBS — Non-agency backed	5,986	4,354	(1,632)	8,110	3,737	(4,373)	14,096	8,091	(6,005)
CMOs
Agency backed	75	68	(7)	34	33	(1)	109	101	(8)
Non-agency backed	332	235	(97)	82	55	(27)	414	290	(124)
Corporate	16,604	14,145	(2,459)	7,028	4,986	(2,042)	23,632	19,131	(4,501)
Government/government agencies
Foreign	1,263	1,211	(52)	43	30	(13)	1,306	1,241	(65)
United States	4,120	4,083	(37)	66	64	(2)	4,186	4,147	(39)
MBS	50	50	—	250	243	(7)	300	293	(7)
States, municipalities and political subdivisions	5,153	4,640	(513)	2,578	2,138	(440)	7,731	6,778	(953)

Total fixed maturities	35,453	30,273	(5,180)	25,002	15,872	(9,130)	60,455	46,145	(14,310)
Equity securities, available-for-sale	1,017	796	(221)	277	199	(78)	1,294	995	(299)

Total temporarily impaired securities	$36,470	$31,069	$(5,401)	$25,279	$16,071	$(9,208)	$61,749	$47,140	$(14,609)

	December 31, 2007
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$7,811	$7,222	$(589)	$671	$627	$(44)	$8,482	$7,849	$(633)
CMBS — Non-agency backed	8,138	7,453	(685)	3,400	3,247	(153)	11,538	10,700	(838)
CMOs
Agency backed	324	321	(3)	89	88	(1)	413	409	(4)
Non-agency backed	120	118	(2)	54	53	(1)	174	171	(3)
Corporate	13,849	13,165	(684)	4,873	4,615	(258)	18,722	17,780	(942)
Government/government agencies
Foreign	226	221	(5)	66	66	—	292	287	(5)
United States	216	213	(3)	14	14	—	230	227	(3)
MBS	56	56	—	1,033	1,013	(20)	1,089	1,069	(20)
States, municipalities and political subdivisions	3,157	3,081	(76)	342	328	(14)	3,499	3,409	(90)
Redeemable preferred stock	6	6	—	—	—	—	6	6	—

Total fixed maturities	33,903	31,856	(2,047)	10,542	10,051	(491)	44,445	41,907	(2,538)
Equity securities, available-for-sale	1,675	1,442	(233)	21	20	(1)	1,696	1,462	(234)

Total temporarily impaired securities	$35,578	$33,298	$(2,280)	$10,563	$10,071	$(492)	$46,141	$43,369	$(2,772)

As of December 31, 2008, available-for-sale securities in an unrealized loss position, comprised of approximately 6,612 securities, were primarily concentrated in securitized assets, specifically CMBS and financial services sector securities. The increase in unrealized losses was largely the result of credit spread widening primarily due to continued deterioration in the U.S. housing market, tightened lending conditions and the market’s flight to quality securities, as well as, a U.S. recession and a declining global economy.
As of December 31, 2008, 65% of securities in an unrealized loss position were depressed less than 20% of amortized cost. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy and the Company’s intent to retain these investments for a period of time sufficient to allow for recovery in value, the Company has determined that these securities are temporarily impaired.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the Company’s unrealized loss aging, by length of time the security was in a continuous greater than 20% unrealized loss position.
Securitized Assets Depressed over 20%

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	859	$11,852	$6,779	$(5,073)	138	$1,263	$835	$(428)
Greater than three to six months	102	1,141	420	(721)	12	146	91	(55)
Greater than six to nine months	153	1,966	687	(1,279)	—	—	—	—
Greater than nine to twelve months	97	934	218	(716)	—	—	—	—
Greater than twelve months	18	240	38	(202)	6	40	26	(14)

Total	1,229	$16,133	$8,142	$(7,991)	156	$1,449	$952	$(497)

All Other Securities Depressed over 20%

	December 31, 2008				December 31, 2007
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	1,006	$10,597	$7,044	$(3,553)	116	$635	$492	$(143)
Greater than three to six months	58	306	150	(156)	9	74	21	(53)
Greater than six to nine months	27	314	178	(136)	—	—	—	—
Greater than nine to twelve months	8	115	68	(47)	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	1,099	$11,332	$7,440	$(3,892)	125	$709	$513	$(196)

The majority of securitized assets depressed over 20% for six consecutive months are primarily related to CMBS and sub-prime RMBS. Based upon the Company’s cash flow modeling in a severe negative economic outlook, which shows no loss of principal and interest, and the Company’s assertion of its ability and intent to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of December 31, 2008.
The majority of all other securities depressed over 20% for six consecutive months or greater in the tables above primarily relate to financial services sector securities that include corporate bonds, as well as, preferred equity issued by large high quality financial institutions that are lower in the capital structure and, as a result have incurred greater price depressions. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities within a reasonable period of time and, therefore, has determined that these securities are temporarily impaired as of December 31, 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans
The carrying value of mortgage loans on real estate was $6.5 billion and $5.4 billion as of December 31, 2008 and 2007, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The mortgage loans are diversified both geographically throughout the United States and by property type.
At December 31, 2008, the Company held delinquent mortgage loans on three properties with a carrying value of $91 which were deemed impaired and accordingly, a valuation allowance of $26 was established. At December 31, 2007, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans and therefore had no valuation allowance.
The following table presents commercial mortgage loans by region and property type.
Commercial Mortgage Loans on Real Estate by Region

	December 31, 2008		December 31, 2007
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$162	2.5%	$120	2.2%
East South Central	—	—	9	0.2%
Middle Atlantic	717	11.1%	674	12.4%
Mountain	223	3.4%	200	3.7%
New England	487	7.5%	404	7.5%
Pacific	1,495	23.1%	1,200	22.2%
South Atlantic	1,102	17.0%	1,104	20.4%
West North Central	64	1.0%	32	0.6%
West South Central	333	5.2%	286	5.3%
Other [1]	1,886	29.2%	1,381	25.5%

Total	$6,469	100.0%	$5,410	100.0%

[1]	Includes multi-regional properties.
Commercial Mortgage Loans on Real Estate by Property Type

	December 31, 2008		December 31, 2007
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Industrial	$1,118	17.3%	$649	12.0%
Lodging	483	7.5%	524	9.7%
Agricultural	635	9.8%	362	6.7%
Multifamily	1,131	17.5%	991	18.3%
Office	1,885	29.1%	1,929	35.6%
Retail	884	13.7%	806	14.9%
Other	333	5.1%	149	2.8%

Total	$6,469	100.0%	$5,410	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Variable Interest Entities (“VIE”)
The Company is involved with variable interest entities primarily as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor. The Company also has involvement with VIEs as a means of accessing capital.
VIEs may or may not be consolidated on the Company’s consolidated financial statements. When the Company is the primary beneficiary of the VIE, all of the assets and liabilities of the VIE are consolidated into the Company’s financial statements. The Company also reports a liability for the portion of the VIE that represents the minority interest of other investors in the VIE. When the Company concludes that it is not the primary beneficiary of the VIE, only the fair value of the Company’s interest in the VIE is recorded in the Company’s financial statements.
As of December 31, 2007, Hartford Investment Management Company (“HIMCO”) was the collateral manager of four VIEs with provisions that allowed for termination if the fair value of the aggregate referenced bank loan portfolio declined below a stated level. These VIEs were market value CLOs that invested in senior secured bank loans through total return swaps. Two of these market value CLOs were consolidated, and two were not consolidated. During the first quarter of 2008, the fair value of the aggregate referenced bank loan portfolio declined below the stated level in all four market value CLOs and the total return swap counterparties terminated the transactions. Three of these CLOs were restructured from market value CLOs to cash flow CLOs without market value triggers and the remaining CLO terminated in January 2009. The Company realized a capital loss of $90, before-tax, from the termination of these CLOs. In connection with the restructurings, the Company purchased interests in two of the resulting VIEs, one of which the Company is the primary beneficiary. These purchases resulted in an increase in the Company’s maximum exposure to loss for both consolidated and non-consolidated VIEs.
At December 31, 2008 and 2007, the Company had relationships with five and seven VIEs, respectively, where the Company was the primary beneficiary. The following table sets forth the carrying value of assets and liabilities, and the Company’s maximum exposure to loss on these consolidated VIEs.

	December 31, 2008			December 31, 2007
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss
CLOs	$339	$69	$257	$128	$47	$107
Limited partnerships	151	43	108	309	47	262
Other investments	249	59	221	377	71	317

Total	$739	$171	$586	$814	$165	$686

[1]	Creditors have no recourse against the Company in the event of default by the VIE.

[2]
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets net of liabilities at cost. The Company has no implied or unfunded commitments to these VIEs.

CLOs represent one fund at December 31, 2008, which is a cash flow CLO financed by issuing debt in tranches of varying seniority and is a VIE due to the lack of voting equity in the capital structure. The Company provides collateral management services to the CLO and earns a fee for those services and also has investments in debt issued by the CLO. Taking those interests into consideration, the Company has performed a quantitative analysis and determined that it will absorb a majority of the expected losses or residual returns in the fund and as a result is the primary beneficiary. Consolidated assets are classified in cash and fixed maturities and consolidated liabilities are classified in other liabilities. At December 31, 2007, CLOs represent two market value CLOs, one of which converted to the cash flow CLO described above and the second which terminated during the fourth quarter of 2008.
At December 31, 2008 and 2007, limited partnerships represent investments in two hedge funds that are financed by issuing equity shares to investors, and are VIEs based on the lack of decision making ability held by the equity investors. The primary source of variability generated by these VIEs is the fund’s investment portfolio and that variability is passed to equity holders. The Company holds a majority interest in the equity of the funds and as a result will absorb the majority of the funds’ expected losses or residual returns and therefore is the primary beneficiary. Consolidated assets and liabilities are classified in other investments and other liabilities, respectively.
Other investments at December 31, 2008 consist of two investment trusts that are financed by issuing beneficial interests that do not have voting rights to investors. The Company holds a majority of the beneficial interests issued by these trusts and as the majority holder, will absorb a majority of expected losses or residual returns and therefore is the primary beneficiary. The Company was not the primary beneficiary of one of those trusts at December 31, 2007. Consolidated assets and liabilities are classified in fixed maturities and other liabilities, respectively. At December 31, 2007, other investments included three investment trusts, two of which have liquidated and the third remains at December 31, 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
As of December 31, 2008 and 2007, the Company also held significant variable interests in four and five VIEs, respectively, where the Company is not the primary beneficiary. That determination has been made based on a quantitative analysis of whether the Company will absorb a majority of the expected losses or residual returns of the VIE, considering its variable interests as well as those of other variable interest holders. These investments have been held by the Company for two years.
The following table sets forth the carrying value of assets and liabilities that relate to the Company’s variable interests in unconsolidated VIEs, and the Company’s maximum exposure to loss resulting from involvement with those VIEs.

	December 31, 2008			December 31, 2007
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CLOs [1]	$308	$—	$349	$26	$—	$37
CDOs [1]	3	—	15	76	—	108
Other [2]	42	40	5	43	43	5

Total [3]	$353	$40	$369	$145	$43	$150

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost.

[2]	Maximum exposure to loss represents issuance costs that were incurred to establish the contingent capital facility.

[3]	The Company has no implied or unfunded commitments to these VIEs.
At December 31, 2008, CLOs include one fund that is financed by issuing debt securities in tranches of varying seniority. That fund is a cash flow CLO and a VIE due to the lack of voting equity in its capital structure. The Company holds variable interests through fees earned as the collateral manager and investments in debt and preferred equity issued by the fund with a carrying amount at December 31, 2008 of $306 and $2, respectively. At December 31, 2007, CLOs represent two market value CLOs, one of which converted to the cash flow CLO described above and the second for which the Company is no longer involved with following its conversion from a market value to a cash flow CLO.
At December 31, 2008 and 2007, CDOs consist of two VIEs that are financed by issuing debt having no voting rights to investors. The Company has variable interests in each CDO by virtue of its investment in that debt and fees received as the collateral manager. The carrying amount of the investment in debt issued by the CDOs is $3 at December 31, 2008 and is classified in fixed maturities.
Other, at December 31, 2008 and 2007, represents the Company’s variable interest in the Glen Meadow ABC Trust, which is a put option agreement that requires the trust, at any time, to purchase the Company’s junior subordinated notes in a maximum principal amount not to exceed $500. There is no equity investment and thus the trust is a VIE based on that lack of voting equity. The put option agreement held by the Company is a variable interest in the trust. The carrying amount of that option at December 31, 2008 classified in other assets is $42 and the carrying value of the liability for premiums due under the option contract at December 31, 2008 classified in other liabilities is $40.

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
On the date the derivative contract is entered into, the Company designates the derivative as a fair-value hedge, a cash-flow hedge, a foreign-currency hedge, a net investment hedge, or held for other investment and/or risk management purposes.
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois, and the State of New York insurance departments.
Derivative instruments are recorded in the Consolidated Balance Sheets at fair value and are presented as assets or liabilities as determined by calculating the net position, taking into account income accruals and cash collateral held, for each derivative counterparty by legal entity. The fair value of derivative instruments, excluding income accruals and cash collateral held, are presented as of December 31, as follows:

	Asset Values		Liability Values
	2008	2007	2008	2007
Fixed maturities, available-for-sale	$—	$—	$3	$—
Other investments	1,576	528	—	—
Reinsurance recoverables	1,302	128	—	—
Other policyholder funds and benefits payable	—	2	6,628	737
Consumer notes	—	—	5	5
Other liabilities [1] [2]	1,862	—	—	617

Total	$4,740	$658	$6,636	$1,359

[1]	Included in Other liabilities on the balance sheet is a liability value of $2,531 and $114 related to derivative collateral as of December 31, 2008 and 2007, respectively.

[2]	Included in Other liabilities in the above schedule is a liability value of $163 and $0 related to Allianz SE warrants as of December 31, 2008 and 2007, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31, 2008 and 2007. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic derivative net coupon settlements, (“non-qualifying strategies”) are presented below on a before-tax basis for the years ended December 31, 2008 and 2007.

					Hedge
					Ineffectiveness,
	Notional Amount		Fair Value		Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007
Cash-Flow Hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in the benchmark interest rate, London-Interbank Offered Rate (“LIBOR”). These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

Interest rate swaps are also used to hedge a portion of the Company’s floating-rate guaranteed investment contracts. These derivatives convert the floating-rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.

	$9,030	$5,049	$640	$113	$9	$3

Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates. In addition, foreign currency swaps are also used to convert foreign denominated cash flows associated with certain liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.	1,210	1,588	(7)	(318)	—	(2)

Total cash-flow hedges	10,240	6,637	633	(205)	9	1

Fair-Value Hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR.	2,138	4,226	(86)	(66)	(1)	—

Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.	696	696	(57)	25	—	—

Total fair-value hedges	2,834	4,922	(143)	(41)	(1)	—

Total cash-flow and fair-value hedges	$13,074	$11,559	$490	$(246)	$8	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Derivative Change
	Notional Amount		Fair Value		in Value, Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007
Non-qualifying Strategies
Interest rate swaps, caps, floors, and forwards
The Company uses interest rate swaps, caps and floors to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2008 and 2007, the notional amount of interest rate swaps in offsetting relationships was $6.8 billion and $2.6 billion, respectively.

The Company may also use interest rate forwards to replicate the purchase of mortgage-backed securities to manage duration risk and liquidity.	$8,156	$9,287	$(97)	$(17)	$12	$29

Foreign currency swaps, forwards, and swaptions
The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.

The Company also enters into foreign currency interest rate swaps and swaptions to hedge Yen interest rate exposures related to certain liability contracts sold in Japan.	1,113	412	21	(14)	47	(14)

Credit default swaps that sell credit protection
The Company enters into credit default swap agreements in which the Company assumes credit risk of an individual entity, referenced index or asset pool. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuers. Also included are embedded derivatives associated with credit linked notes with a notional amount of $117 and $142 as of December 31, 2008 and 2007, respectively. The maximum potential future exposure to the Company is the notional amount of the swap contracts, which is $1,199 and $2,857, before-tax, as of December 31, 2008 and 2007, respectively.
	1,199	2,857	(403)	(416)	(457)	(205)

Total return and credit index swaps
The Company also assumes credit risk through total return and credit index swaps which reference a specific index or collateral portfolio. The maximum potential future exposure to the Company for the credit index swaps is the notional value and for the total return swaps is the cash collateral associated with the transaction, which has termination triggers that limit investment losses. The Company had no exposure to such contracts at December 31, 2008. As of December 31, 2007, the maximum potential future exposure to the Company from such contracts was $1,558, before-tax.	—	2,306	—	(70)	(166)	(127)

Credit default swaps that purchase credit protection
The Company enters into credit default swap agreements in which the Company reduces credit risk to an individual entity. These contracts require the Company to pay a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company enters into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors.	3,668	5,166	340	81	302	84

Credit default swaps in offsetting positions
The Company enters into credit default swap agreements to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.	2,626	—	(11)	—	—	—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Derivative Change
	Notional Amount		Fair Value		in Value, Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007
Contingent Capital Facility
During the first quarter of 2007, the Company entered into a put option agreement that provides the Company the right to require a third party trust to purchase, at any time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount of $500. Under the put option agreement, The Hartford will pay premiums on a periodic basis and will reimburse the trust for certain fees and ordinary expenses. The instrument is accounted for as a derivative.	$500	$500	$42	$43	$(3)	$(4)

Japanese fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and Yen interest rate exposures associated with the Yen denominated individual fixed annuity product. The associated liability is adjusted for changes in spot rates which was $450 and $(102), before-tax, as of December 31, 2008 and 2007, respectively, and offsets the derivative change in value.	2,334	1,849	383	(115)	487	53

Guaranteed Minimum Accumulation Benefit (“GMAB”) product derivatives
The Company offers certain variable annuity products in Japan that may have a GMAB rider. The GMAB is a bifurcated embedded derivative that provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional value of the embedded derivative is the Yen denominated GRB balance converted to U.S. dollars at the current December 31, 2008 and 2007, foreign spot exchange rate, respectively.	206	2,768	—	2	2	2

GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider, primarily in the U.S. and, to a lesser extent, the U.K. and Japan. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The notional value of the embedded derivative is the GRB balance. For a further discussion, see the Derivative Instruments section of Note 1.
	48,767	45,900	(6,620)	(715)	(5,786)	(670)

GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.	11,437	6,579	1,302	128	1,073	127

GMWB hedging instruments
The Company enters into derivative contracts to partially economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, put and call options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.	18,620	21,357	2,664	642	3,374	257

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Derivative Change
	Notional Amount		Fair Value		in Value, Before-tax
Hedging Strategy	2008	2007	2008	2007	2008	2007
Equity index swaps, options, and futures
The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, the Company is exposed to bifurcated options embedded in certain fixed maturity investments.

The Company may also enter into equity indexed futures to hedge the equity volatility of certain liability contracts.	$256	$154	$(16)	$(22)	$(25)	$2

Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts that convert euros to Yen in order to economically hedge the foreign currency risk associated with certain Japanese variable annuity products.	259	—	35	—	40	(10)

Macro hedge program
The Company utilizes option contracts as well as futures contracts to partially economically hedge the statutory reserve impact of equity risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets.	2,188	661	137	18	74	(12)

Warrants
During the fourth quarter of 2008, the Company issued warrants to purchase the Company’s Series C Non-Voting Contingent Convertible Preferred Stock. See Note 21 for a discussion of Allianz SE’s investment in The Hartford. These warrants are subject to the receipt of certain approvals and upon the Company’s inability to obtain such approvals on a timely basis, the Company is subject to a separate cash payment to the investor. This separate cash payment requires under EITF 00-19 that the warrants and the separate cash payment be accounted for as a derivative liability at December 31, 2008.	869	—	(163)	—	110	—

Total non-qualifying strategies	102,198	99,796	(2,386)	(455)	(916)	(488)

Total derivatives [1]	$115,272	$111,355	$(1,896)	$(701)	$(908)	$(487)

[1]
Derivative change in value includes hedge ineffectiveness for cash-flow and fair-value hedges and total change in value, including periodic derivative net coupon settlements, for derivatives in non-qualifying strategies.

Change in Notional Amount
The notional amount of derivatives in cash-flow hedge relationships increased $3.6 billion since December 31, 2007, primarily due to an increase in interest rate swaps used to convert interest receipts on floating-rate securities to fixed rates. The Company increased the notional amount related to this strategy due to the significant decline in variable interest rates during 2008.
The notional amount of derivatives in fair-value hedge relationships decreased $2.1 billion since December 31, 2007, primarily due to a decline in interest rate swaps used to convert interest receipts of fixed-rate securities to floating-rates. The Company decreased the notional amount related to this strategy due to the significant decline in variable interest rates during 2008.
The notional amount of derivatives used in non-qualifying strategies increased $2.4 billion since December 31, 2007, primarily due to the following:
•	For a discussion on the increase in notional amount of derivatives associated with GMWB riders refer to Note 4.

•
The Company increased the notional amount of derivatives associated with the macro hedge program. During the three months ended December 31, 2008, the Company rebalanced its risk management program to place a greater relative emphasis on the protection of statutory surplus. As a result, the Company added the equivalent of $1.9 billion notional of equity futures as part of the macro hedge program to partially economically hedge the statutory reserve impact of equity risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets.

•	For a discussion on the decline in notional amount related to the embedded derivative associated with GMAB riders refer to Note 4.

•
The notional amount related to credit derivatives declined primarily due to terminations and maturities of credit derivatives, which reduced the overall net credit exposure assumed by the Company through credit derivatives.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Fair Value
The decrease of $1.2 billion in the total fair value of derivative instruments since December 31, 2007, was primarily related to the following:
•	For a discussion on the decrease in fair value of GMWB related derivatives refer to Note 4.

•	The fair value of the Japanese fixed annuity hedging instruments increased primarily due to the Japanese Yen strengthening against the U.S. dollar.

•	The fair value of interest rate derivatives increased primarily due to a decline in interest rates as well as an increase in notional amount.

•	The fair value of foreign currency swaps hedging foreign fixed rate bonds increased primarily due to the U.S. dollar strengthening against the euro.
Net Realized Capital Gains (Losses)
The total change in value for non-qualifying strategies, including periodic derivative net coupon settlements, are reported in net realized capital gains (losses). For the year ended December 31, 2008, the net realized capital loss of $916 related to non-qualifying strategies was primarily due to the following:
•	For a discussion on the net loss associated with GMWB related hedging derivatives refer to Note 4.

•
The net loss on credit default swaps was primarily due to losses on credit derivatives that sell credit protection, partially offset by gains on credit derivatives that purchase credit protection, both resulting from credit spreads widening significantly during the year.

•	The gain on the Japanese fixed annuity hedging instruments was primarily a result of the Japanese Yen strengthening against the U.S. dollar.

•	The gain on warrants associated with the Allianz transaction was primarily due to a decrease in the Company’s stock price since the issue date.

•	The net gain on the macro hedge program was primarily driven by a decline in the equity markets, partially offset by losses due to swap spreads tightening.
For the year ended December 31, 2007, the net realized capital loss of $488 related to non-qualifying strategies was primarily related to the following:
•	For a discussion on the net loss associated with GMWB related derivatives refer to Note 4.

•	The net loss on credit default swaps was a result of credit spreads widening.

•	The gain on the Japanese fixed annuity hedging instruments was primarily a result of the Japanese Yen strengthening against the U.S. dollar.
For the year ended December 31, 2008, the Company incurred losses of $46 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the year ended December 31, 2008 and 2007, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $10 and ($16), respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is five years. For the year ended December 31, 2008, the Company had $198, before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. Of this amount, $202 resulted from the termination of an interest rate swap due to the sale of the related hedged structured security. The interest rate swap was used to convert the LIBOR based floating rate structured security to a fixed rate structured security. For the years ended December 31, 2007 and 2006, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk from a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers, baskets of up to five corporate issuers, and diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches that possess different credit ratings.
The following table presents the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2008.
As of December 31, 2008

				Underlying Referenced Credit
			Weighted	Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$60	$(1)	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	82	(19)	4 years	Corporate Credit	B-	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,778	(235)	5 years	Corporate Credit	A-	1,003	21
Investment grade risk exposure	275	(92)	42 years	CMBS Credit	AAA	275	92
Below investment grade risk exposure	200	(166)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	117	106	2 years	Corporate Credit	BBB+	—	—

Total	$2,512	$(407)				$1,313	$104

[1]
The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of or losses paid related to the original swap.

[4]
Includes $1.9 billion of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $325 of customized diversified portfolios of corporate issuers.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Securities Lending and Collateral Arrangements
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned for a specified period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities and can return the securities to the Company for cash at varying maturity dates. Acceptable collateral may be in the form of cash or U.S. government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of securities lending programs, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2008 and 2007, the fair value of the loaned securities was approximately $2.9 billion and $4.3 billion, respectively, and was included in fixed maturities and short-term investments in the consolidated balance sheets. As of December 31, 2008, the Company had received collateral against the loaned securities in the amount of $3.0 billion. The Company earns income from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $28 and $9 for the years ended December 31, 2008 and 2007, respectively, which was included in net investment income.
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2008 and 2007, collateral pledged having a fair value of $1.0 billion and $508, respectively, was included in fixed maturities in the consolidated balance sheets.
From time to time, the Company enters into secured borrowing arrangements as a means to increase net investment income. The Company received cash collateral of $89 and $121 as of December 31, 2008 and 2007, respectively.
The classification and carrying amount of the loaned securities and the derivative instrument collateral pledged at December 31, 2008 and 2007 were as follows:

Loaned Securities and Collateral Pledged	2008	2007
ABS	$12	$18
CMOs	—	45
CMBS	—	450
Corporate	2,395	3,164
MBS	410	492
Government/Government Agencies
Foreign	44	47
United States	402	650
Short-term	618	1
Preferred stock	10	77

Total	$3,891	$4,944

As of December 31, 2008 and 2007, the Company had accepted collateral relating to securities lending programs and derivative instruments consisting of cash, U.S. government and U.S. government agency securities with a fair value of $6.9 billion and $5.0 billion, respectively. At December 31, 2008 and 2007, cash collateral of $6.3 billion and $4.8 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities and short-term investments with a corresponding amount predominately recorded in other liabilities. Included in this cash collateral was $3.4 billion and $290 for derivative cash collateral as of December 31, 2008 and 2007, respectively. In accordance with FSP FIN 39-1, a portion of the liability associated with the derivative cash collateral was reclassed out of other liabilities and into a receivable in other assets of $574 and $175 as of December 31, 2008 and 2007, respectively. For further discussion on the adoption of FSP FIN 39-1, see Note 1. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. The Company incurred counterparty default losses related to the bankruptcy of Lehman Brothers Holdings Inc. for the year ended December 31, 2008, and no counterparty default losses for the year ended December 31, 2007. As of December 31, 2008 and 2007, noncash collateral accepted was held in separate custodial accounts.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2008 and 2007, the fair value of securities on deposit was approximately $1.3 billion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance
The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures and provide surplus relief. Such transfers do not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Hartford’s property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. As of December 31, 2008 and 2007, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
Life
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2008 and 2007, the Company’s policy for the largest amount of life insurance retained on any one life by any company comprising the life operations was $10.
Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2008	2007	2006
Gross fee income, earned premiums and other	$10,441	$10,675	$9,372
Reinsurance assumed	263	273	313
Reinsurance ceded	(421)	(405)	(369)

Net fee income, earned premiums and other	$10,283	$10,543	$9,316

Life reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies. Coinsurance with funds withheld is a form of coinsurance except that the investment assets that support the liabilities are withheld by the ceding company.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $331, $89 and $59 for the years ended December 31, 2008, 2007 and 2006, respectively. Life also assumes reinsurance from other insurers.
In addition, the Company reinsures a portion of U.S minimum death benefit guarantees, Japan’s guaranteed minimum death benefits, as well as guaranteed minimum withdrawal benefits, offered in connection with its variable annuity contracts.
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
The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
	2008	2007	2006
Premiums Written
Direct	$10,831	$11,281	$11,600
Assumed	218	205	265
Ceded	(818)	(1,046)	(1,203)

Net	$10,231	$10,440	$10,662

Premiums Earned
Direct	$10,999	$11,396	$11,465
Assumed	216	204	259
Ceded	(877)	(1,104)	(1,291)

Net	$10,338	$10,496	$10,433

Ceded losses, which reduce losses and loss adjustment expenses incurred, were $384, $187, and $370 for the years ended December 31, 2008, 2007, and 2006 respectively. Ceded incurred losses increased from $187 in 2007 to $384 in 2008 and decreased from $370 in 2006 to $187 in 2007, primarily because of a decrease in ceded incurred losses within Other Operations in 2007.
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
The allowance for uncollectible reinsurance was $379 and $404 as of December 31, 2008 and 2007, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits are as follows:

	2008	2007	2006
Balance, January 1	$10,514	$9,071	$8,568
Cumulative effect of accounting change, pre-tax (SOP 05-1) [1]	—	(79)	—

Balance, January 1, as adjusted	10,514	8,992	8,568
Deferred Costs	1,548	2,059	1,923
Amortization – Deferred policy acquisition costs and present value of future profits [2]	(1,023)	(1,212)	(1,269)
Amortization – Unlock, pre-tax	(1,153)	327	(183)
Adjustments to unrealized gains and losses on securities available-for-sale and other	1,754	230	47
Effect of currency translation	348	118	(15)

Balance, December 31	$11,988	$10,514	$9,071

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to sales inducements.

[2]
The decrease in amortization from the prior year period is due to lower actual gross profits resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008 and impairment charges taken during 2008. For further discussion of the SFAS 157 transition impact, see Note 4.

Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows:

For the years ended December 31,
2009	$52
2010	45
2011	39
2012	35
2013	32
Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2008	2007	2006
Balance, January 1	$1,228	$1,197	$1,134
Deferred costs	2,127	2,135	2,169
Amortization	(2,095)	(2,104)	(2,106)

Balance, December 31	$1,260	$1,228	$1,197

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets
The carrying amount of goodwill allocated to reporting segments as of December 31 is shown below.

Life	2008	2007
Retail	$159	$581
Individual Life	224	224
Retirement Plans	79	—

Total Life	462	805
Property & Casualty
Personal Lines	119	119
Specialty Commercial	30	30

Total Property & Casualty	149	149
Corporate	449	772

Total Goodwill	$1,060	$1,726

In 2008, the Company completed three acquisitions that resulted in additional goodwill of $79 in the Retirement Plans reporting unit.
The Company’s interim goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, and in connection with the preparation of our year end 2008 financial statements, resulted in a pre-tax impairment charge of $422 in the Individual Annuity reporting unit within Retail and $323 within the Individual Annuity and International reporting units of Corporate. Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Life in 2000 and is allocated to the various Life reporting units. The impairment charges taken in 2008 were primarily due to the Company’s estimate of the International and Individual Annuity reporting units’ fair values falling significantly below the related book values. The fair values of these reporting units declined as the statutory capital and surplus risks associated with the death and living benefit guarantees sold with products offered by these reporting units increased. These concerns had a comparable impact on the Company’s share price. The determination of fair values for the Individual Annuity and International reporting units incorporated multiple inputs including discounted cash flow calculations, market participant assumptions and the Company’s share price. No goodwill impairment charges were recorded in 2007.
The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense, net of interest accretion, if any. Acquired intangible assets are included in other assets in the consolidated balance sheet. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	2008		2007
	Gross Carrying	Accumulated Net	Gross Carrying	Accumulated Net
Acquired Intangible Assets	Amount	Amortization	Amount	Amortization
Renewal rights	$22	$21	$22	$20
Distribution agreement	70	11	70	5
Servicing intangibles	14	1	—	—
Other	15	14	14	14

Total Acquired Intangible Assets	$121	$47	$106	$39

In 2008, the Company completed three acquisitions that resulted in additional acquired intangible assets of $15 in servicing intangibles and other.
Net amortization expense for the years ended December 31, 2008, 2007 and 2006 was $8, $9 and $6, respectively, and included in other expense in the consolidated statement of operations. As of December 31, 2008, the weighted average amortization period was 7 years for renewal rights, 13 years for distribution agreement, 20 years for servicing intangibles, 5 years for other and 11 years for total acquired intangible assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets (continued)
The following is detail of the net acquired intangible asset activity for the years ended December 31, 2008, 2007 and 2006, respectively.

	Renewal	Distribution	Servicing
	Rights	Agreement	Intangibles	Other	Total
For the year ended December 31, 2008
Balance, beginning of year	$2	$65	$—	$—	$67
Acquisition of business	—	—	14	1	15
Amortization, net of the accretion of interest	(1)	(6)	(1)	—	(8)

Balance, ending of year	$1	$59	$13	$1	$74

For the year ended December 31, 2007
Balance, beginning of year	$2	$—	$—	$4	$6
Distribution agreement	—	70	—	—	70
Amortization, net of the accretion of interest	—	(5)	—	(4)	(9)

Balance, ending of year	$2	$65	$—	$—	$67

For the year ended December 31, 2006
Balance, beginning of year	$5	$—	$—	$7	$12
Amortization, net of the accretion of interest	(3)	—	—	(3)	(6)

Balance, ending of year	$2	$—	$—	$4	$6

Estimated future net amortization expense for the succeeding five years is as follows:

For the years ended December 31,
2009	$7
2010	7
2011	6
2012	6
2013	6
For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 7.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2008, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death, withdrawal, income, accumulation, and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death and income benefits are offered in various forms as described in further detail throughout this Note 9. The Company currently reinsures a portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”), Japan GMDB/guaranteed minimum income benefits (“GMIB”), and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2008	$529	$42	$19
Incurred	221	26	21
Paid	(269)	(42)	—
Unlock	389	164	—
Currency translation adjustment	—	39	—

Liability balance as of December 31, 2008	$870	$229	$40

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $595 as of December 31, 2008. The reinsurance recoverable asset related to the Japan GMDB was $31 as of December 31, 2008. The reinsurance recoverable asset related to the UL Secondary Guarantees was $16 as of December 31, 2008.

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

The net SOP 03-1 reserve liabilities are established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The SOP 03-1 reserve liabilities are recorded in reserve for future policy benefits in the Company’s consolidated balance sheets. Changes in the SOP 03-1 reserve liabilities are recorded in benefits, losses and loss adjustment expenses in the Company’s consolidated statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. As described within the Unlock and Sensitivity Analysis in Note 1, the Company Unlocked its assumptions related to its SOP 03-1 reserves during the third quarter of 2008 and 2007.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The determination of the GMDB and GMIB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB, GMIB and UL Secondary Guarantee liabilities as of December 31, 2008:
U.S. GMDB:
•	1000 stochastically generated investment performance scenarios for all issue years.

•	For all issue years, the weighted average return is 8.3%; it varies by asset class with a low of 3% for cash and a high of 9% for aggressive equities.

•	Discount rate of 7.5% for issue year 2002 & prior; discount rate of 7% for issue year 2003 & 2004 and discount rate of 5.6% for issue year 2005 — 2008.

•	Volatilities also vary by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 11%.

•	100% of the Hartford experience mortality table was used for the mortality assumptions.

•	Lapse rates by calendar year vary from a low of 8% to a high of 11%, with an average of 10%.
Japan GMDB and GMIB:
•	1000 stochastically generated investment performance scenarios.

•	Separate account returns, representing the Company’s long-term assumptions, varied by asset class with a low of 3% for Japan bonds, a high of 9% for foreign equities and a weighted average of 6%.

•	Volatilities also varied by asset class with a low of 0% for Japan bonds, a high of 5% for foreign equities and a weighted average of 2%.

•	85% of the 1996 Japan Standard Mortality Table was used for mortality assumptions.

•	Lapse rates by age vary from a low of 1% to a high of 25%, with an average of 3%.

•	Average discount rate of 5.1%.
UL Secondary Guarantees:
•	Discount rate of 4.75% for issue year 2004, discount rate of 4.50% for issue year 2005 & 2006, discount rate of 4.25% for issue year 2007, and discount rate of 3.5% for issue year 2008.

•	100% of the Hartford pricing mortality table for mortality assumptions.

•	Lapse rates for single life policies average 4% in policy years 1-10, declining to 0% by age 95. Lapse rate for last survivor policies declining to 0.5% by age 91.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of December 31, 2008:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type at December 31, 2008

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk [9]	at Risk [9]	Annuitant
MAV only	$25,961	$14,743	$5,019	66
With 5% rollup [2]	1,858	1,153	481	65
With Earnings Protection Benefit Rider (EPB) [3]	5,068	2,447	241	62
With 5% rollup & EPB	742	400	75	65

Total MAV	33,629	18,743	5,816
Asset Protection Benefit (APB) [4]	25,601	11,985	6,634	63
Lifetime Income Benefit (LIB) — Death Benefit [5]	1,137	487	487	61
Reset [6] (5-7 years)	3,440	1,190	1,189	67
Return of Premium [7] /Other	17,321	3,889	3,638	58

Subtotal U.S. Guaranteed Minimum Death Benefits	81,128	36,294	17,764	63
Japan Guaranteed Minimum Death and Income Benefit [8]	29,726	9,151	7,761	67

Total at December 31, 2008	$110,854	$45,445	$25,525

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]
Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or100% of adjusted premiums.

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

[8]
Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $30.6 billion and $26.8 billion as of December31, 2008 and 2007, respectively.

[9]
Net amount at risk and retained net amount at risk are highly sensitive to equity markets movements. For example, as equity markets decline, net amount at risk and retained net amount at risk will generally increase

See Note 1 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
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
Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2008	2007
Balance, January 1	$467	$404
Cumulative effect of accounting change, pre-tax (SOP 05-1)	—	(1)

Balance, January 1, as adjusted	467	403
Sales inducements deferred	151	115
Amortization charged to income	(21)	(37)
Amortization – Unlock	(44)	(14)

Balance, end of period, December 31	$553	$467

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

	For the years ended December 31,
	2008	2007	2006
Beginning liabilities for life unpaid losses and loss adjustment expenses-gross	$6,028	$5,877	$5,729
Reinsurance recoverables	261	236	238

Beginning liabilities for life unpaid losses and loss adjustment expenses	5,767	5,641	5,491
Add provision for life unpaid losses and loss adjustment expenses
Current year	3,243	3,186	3,067
Prior years	(118)	(125)	(160)

Total provision for life unpaid losses and loss adjustment expenses	3,125	3,061	2,907
Less payments
Current year	1,554	1,470	1,335
Prior years	1,503	1,465	1,422

Total payments	3,057	2,935	2,757

Ending liabilities for life unpaid losses and loss adjustment expenses, net	5,835	5,767	5,641
Reinsurance recoverables	231	261	236

Ending liabilities for life unpaid losses and loss adjustment expenses-gross	$6,066	$6,028	$5,877

The favorable prior year claim development in 2008, 2007 and 2006 was principally due to continued disability and waiver claims management as well as favorable development on the experience rated financial institutions block. The favorable loss experience on the financial institutions block inversely impacts the commission expenses incurred.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is comprised of the following:

	2008	2007
Group Life Term, Disability and Accident unpaid losses and loss adjustment expenses	$6,066	$6,028
Group Life Other unpaid losses and loss adjustment expenses	253	269
Individual Life unpaid losses and loss adjustment expenses	123	121
Future Policy Benefits	10,305	8,913

Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	$16,747	$15,331

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Property & Casualty
A rollforward of liabilities for property and casualty unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2008	2007	2006
Beginning liabilities for property and casualty unpaid losses and loss adjustment expenses-gross	$22,153	$21,991	$22,266
Reinsurance and other recoverables	3,922	4,387	5,403

Beginning liabilities for property and casualty unpaid losses and loss adjustment expenses-net	18,231	17,604	16,863

Add provision for property & casualty unpaid losses and loss adjustment expenses
Current year	6,933	6,869	6,706
Prior years	(226)	48	296

Total provision for property and casualty unpaid losses and loss adjustment expenses	6,707	6,917	7,002

Less payments
Current year	2,888	2,563	2,448
Prior years	3,703	3,727	3,702

Total payments	6,591	6,290	6,150
Less net reserves for Omni business sold	—	—	111

Ending liabilities for property and casualty unpaid losses and loss adjustment expenses-net	18,347	18,231	17,604
Reinsurance and other recoverables	3,586	3,922	4,387

Ending liabilities for property and casualty unpaid losses and loss adjustment expenses-gross	$21,933	$22,153	$21,991

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty businesses at December 31, 2008 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve re-estimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. Because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity. For a further discussion, see Note 12.
Examples of current trends affecting frequency and severity include increases in medical cost inflation rates, the changing use of medical care procedures, the introduction of new products and changes in internal claim practices. Other trends include changes in the legislative and regulatory environment over workers’ compensation claims and evolving exposures to claims relating to molestation or abuse and other mass torts. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages; the risks inherent in major litigation; inconsistent decisions concerning the existence and scope of coverage for environmental claims; and uncertainty as to the monetary amount being sought by the claimant from the insured.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Net favorable reserve development of $226 in 2008 included, among other reserve changes, a $156 release of workers’ compensation reserves primarily for accident years 2000 to 2007, a $105 release of general liability claims, primarily related to accident years 2001 to 2007, and a $75 release of reserves for directors and officers claims and errors and omissions claims for accident years 2003 to 2006, partially offset by a $103 strengthening of asbestos and environmental reserves. Among other reserve changes, prior accident year development of $48 in 2007 included a $151 release of workers’ compensation reserves for accident years 2002 to 2006, a $79 strengthening of workers’ compensation and general liability reserves for accident years more than 20 years old and a charge of $99 principally as a result of an adverse arbitration decision involving claims owed to an insurer of the Company’s former parent. The prior year provision of $296 in 2006 includes, among other reserve changes, $243 of prior accident year development resulting from an agreement with Equitas and the Company’s evaluation of the reinsurance recoverables and allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations. In addition, the prior year provision in 2006 includes strengthening of Specialty Commercial construction defect claim reserves for accident years 1997 and prior and adverse development in environmental reserves. The 2006 reserve strengthening was partially offset by a reduction in catastrophe reserves related to the 2005 and 2004 hurricanes and a release of allocated loss adjustment expense reserves for workers’ compensation and package business related to accident years 2003 to 2005.
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
Broker Compensation Litigation – Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group-benefits products complaint, claims under ERISA. The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005. Those proceedings are stayed by agreement of the parties. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions, and the plaintiffs appealed. In November 2008, the United States Court of Appeals for the Second Circuit vacated the decision and remanded the case to the district court. The Company will renew its motion to dismiss with respect to issues that the district court did not address in the prior ruling.
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The trial court denied defendants’ motion to dismiss the complaint in July 2008. The Company disputes the allegations and intends to defend this action vigorously.
Investment And Savings Plan ERISA Class Action Litigation – In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (“the Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits allege that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. These lawsuits seek restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the alleged class periods. The cases have been consolidated. The Company disputes the allegations and intends to defend the actions vigorously.
Fair Credit Reporting Act Class Action – In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid $84.3 to eligible claimants in connection with the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers has commenced an arbitration to resolve the dispute. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
Call-Center Patent Litigation – In June 2007, the holder of twenty-one patents related to automated call flow processes, Ronald A. Katz Technology Licensing, LP (“Katz”), brought an action against the Company and various of its subsidiaries in the United States District Court for the Southern District of New York. The action alleges that the Company’s call centers use automated processes that willfully infringe the Katz patents. Katz previously has brought similar patent-infringement actions against a wide range of other companies, none of which has reached a final adjudication of the merits of the plaintiff’s claims, but many of which have resulted in settlements under which the defendants agreed to pay licensing fees. The case was transferred to a multidistrict litigation in the United States District Court for the Central District of California, which is currently presiding over other Katz patent cases. In August 2008, the Company reached a settlement under which the Company purchased a license under the patent portfolio held by Katz in exchange for a payment of an immaterial amount.

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
As of December 31, 2008 and December 31, 2007, the Company reported $1.9 billion and $2.0 billion of net asbestos reserves and $275 and $257 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.

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
Lease Commitments
The total rental expense on operating leases was $172, $179 and $201 in 2008, 2007 and 2006, respectively. Future minimum lease commitments are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2009	$27	143
2010	73	121
2011	—	96
2012	—	68
2013	—	34
Thereafter	—	36

Total minimum lease payments	$100	$498
Amounts representing interest	(8)

Present value of net minimum lease payments	92
Current portion of capital lease obligation	(24)

Total	$68

The Company’s lease commitments consist primarily of lease agreements on office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. The leases are predominantly operating leases except for a building lease agreement that was classified as capital leases in 2007.
In November 2007, the Company entered into a firm commitment to purchase certain furniture and fixtures which were subject to a sale leaseback agreement and recorded a capital lease of $14. This purchase was completed in June 2008. In May 2007, the Company entered into a firm commitment to purchase office buildings and recorded a capital lease of $114. Capital lease assets are included in property and equipment. See note 14 for further information on capital lease obligations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Unfunded Commitments
At December 31, 2008, The Hartford has outstanding commitments totaling approximately $1.1 billion, of which approximately $1.0 billion is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.
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
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2008 and 2007, the liability balance was $128 and $147, respectively. As of December 31, 2008 and 2007, $17 and $19, respectively, related to premium tax offsets were included in other assets.
Tax Matters
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). During 2008, the IRS completed its examination of the Company’s U.S. income tax returns for 2002 through 2003. The Company received notification of the approval by the Joint Committee on Taxation of the results of the examination subsequent to December 31, 2008. The examination will not have a material effect on the Company’s net income or financial position. The 2004 through 2006 examination began during 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of an issue related to prior periods which, if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the Company’s net income or financial position. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The separate account dividends-received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The estimated DRD was updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on current year ultimate mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD varied from earlier estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains and asset values at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company intends to review its DRD computations on a quarterly basis, beginning in 2009. The Company recorded benefits of $176, $155 and $174 related to the separate account DRD in the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The 2008 benefit included a benefit of $9 related to a true-up of the prior year tax return, the 2007 benefit included a charge of $1 related to a true-up of the prior year tax return, and the 2006 benefit included a benefit of $6 related to true-ups of prior years’ tax returns.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS may ultimately propose for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
The Company receives a foreign tax credit (“FTC”) against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account FTC is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year FTC can vary from the estimates due to actual FTCs passed through by the mutual funds. The Company recorded benefits of $16, $11 and $17 related to separate account FTC in the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $4, $0 and $7 in 2008, 2007 and 2006 respectively.
The Company’s unrecognized tax benefits increased by $15 during 2008 as a result of tax positions taken on the Company’s 2007 tax return and expected to be taken on its 2008 tax return, bringing the total unrecognized tax benefits to $91 as of December 31, 2008. This entire amount, if it were recognized, would affect the effective tax rate.
13. Income Tax
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2008	2007	2006
Income Tax Expense (Benefit)
Current - U.S. Federal	$(247)	$436	$519
- International	––	—	—

Total current	(247)	436	519

Deferred - U.S. Federal Excluding NOL Carryforward	(1,574)	473	169
- Net Operating Loss Carryforward	(742)	—	—
- International	721	147	169

Total deferred	(1,595)	620	338

Total income tax expense (benefit)	$(1,842)	$1,056	$857

Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2008	2007
Tax discount on loss reserves	$725	$742
Tax basis deferred policy acquisition costs	703	724
Unearned premium reserve and other underwriting related reserves	405	405
Investment-related items	2,000	467
Employee benefits	419	119
Net unrealized losses on investments	4,265	302
Minimum tax credit	641	773
Capital loss carryover	195	—
Net operating loss carryover	850	80
Other	25	39

Total Deferred Tax Assets	10,228	3,651
Valuation Allowance	(75)	(43)

Deferred Tax Assets, Net of Valuation Allowance	10,153	3,608

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(4,816)	(3,169)
Other depreciable & amortizable assets	(13)	(24)
Other	(85)	(107)

Total Deferred Tax Liabilities	(4,914)	(3,300)

Net Deferred Tax Asset	$5,239	$308

The Company had a current income tax receivable of $539 and $28 as of December 31, 2008 and 2007, respectively.
In management’s judgment, the net deferred tax asset will more likely than not be realized. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $2,468, consisting of U.S. losses of $2,192, which expire from 2012-2026, and foreign losses of $276. The foreign losses consist of $97, which expire from 2012-2013, and $179, which have no expiration. A valuation allowance of $75 has been recorded which consists of $26 related primarily to U.S and $49 related to foreign operations. No valuation allowance has been recognized for realized or unrealized loss amounts, as the Company either has available tax-planning strategies that are prudent and feasible, or has the ability and intent to hold securities until their recovery.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Tax (continued)
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. During 2008, the Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. income tax returns for 2002 through 2003. The Company received notification of the approval by the Joint Committee on Taxation of the results of the examination subsequent to December 31, 2008. The examination will not have a material effect on the Company’s net income or financial position. The 2004 through 2006 examination began during 2008, and is expected to close by the end of 2010. In addition, the Company is working with the IRS on a possible settlement of an issue related to prior periods which if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the Company’s net income or financial position. The Company does not anticipate that any of these items will result in a significant change in the balance of unrecognized tax benefits within 12 months.
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

	For the years ended December 31,
	2008	2007
Balance, at January 1	$76	$8
Additions based on tax positions related to the current year	27	33
Additions for tax positions for prior years	––	35
Reductions for tax positions for prior years	12	––
Settlements	––	––

Balance, at December 31	$91	$76

The entire balance, if it were recognized, would affect the effective tax rate.
The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements. During the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $0, $1, and ($6) in interest expense (income). The Company had approximately $1 and $1 of interest accrued at December 31, 2008 and 2007, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any accrual for penalties.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2008	2007	2006
Tax provision at U.S. Federal statutory rate	$(1,607)	$1,402	$1,261
Tax-exempt interest	(161)	(157)	(153)
Dividends received deduction, net	(191)	(170)	(186)
Sale of Omni Insurance Group, Inc.	––	—	(40)
Goodwill	113	––	––
Other	4	(19)	(25)

Provision for income taxes	$(1,842)	$1,056	$857

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt
The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG”) or HLI and are unsecured obligations of HFSG or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG or HLI.
The following table presents short-term and long-term debt by issuance and consumer notes as of December 31, 2008 and 2007.

Short-Term Debt	2008	2007
Commercial paper	$374	$373
Current maturities of long-term debt and capital lease obligations	24	992

Total Short-Term Debt	$398	$1,365

Long-Term Debt
Senior Notes and Debentures
7.9% Notes, due 2010	275	275
5.25% Notes, due 2011	400	400
4.625% Notes, due 2013	319	319
4.75% Notes, due 2014	199	199
7.3% Notes, due 2015	200	200
5.5% Notes, due 2016	300	300
5.375% Notes, due 2017	499	499
6.3% Notes, due 2018	500	—
6.0% Notes, due 2019	499	—
7.65% Notes, due 2027	148	147
7.375% Notes, due 2031	92	92
5.95% Notes, due 2036	298	298
6.1% Notes, due 2041	323	322

Total Senior Notes and Debentures	4,052	3,051

Junior Subordinated Debentures
8.125% Notes, due 2068	500	—
10.0% Notes, due 2068	1,203	—

Total Junior Subordinated Debentures	1,703	—

Capital lease obligations	68	91

Total Long-Term Debt	$5,823	$3,142

The effective interest rate on the 6.1% senior notes due 2041 is 7.9% and on the 10.0% junior subordinated debentures due 2068 is 15.3%. The effective interest rate on the remaining notes does not differ materially from the stated rate.
Interest Expense
The following table presents interest expense incurred for 2008, 2007 and 2006, respectively.

	For the years ended December 31,
	2008	2007	2006
Short-term debt	$11	$13	$31
Long-term debt	332	250	246

Total interest expense	$343	$263	$277

The weighted-average interest rate on commercial paper was 2.9%, 5.1% and 5.3% for 2008, 2007 and 2006, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Senior Notes
On November 16, 2008, The Hartford repaid its $330, 5.663% senior notes at maturity.
On November 1, 2008, The Hartford repaid its $200, 6.375% senior notes at maturity.
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
For a discussion of the 10.0% junior subordinated debentures due 2068, see Note 21.
Long-Term Debt Maturities
The following table reflects the Company’s long-term debt maturities, excluding capital lease obligations.

2009	$—
2010	275
2011	400
2012	—
2013	320
Thereafter	5,400

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Capital Lease Obligations
The Company recorded capital leases of $92 and $128 in 2008 and 2007, respectively. Capital lease obligations are included in long-term debt, except for the current maturities, which are included in short-term debt, in the consolidated balance sheet as of December 31, 2008 and 2007, respectively. See Note 12 for further information on capital lease commitments.
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
Commercial Paper, Revolving Credit Facility and Line of Credit
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,		December 31,
Description	Date	Date	2008	2007	2008	2007
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$374	$373
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	2,000	—	—
Line of Credit
Life Japan Operations [1]	9/18/02	1/4/10	55	45	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,955	$4,045	$374	$373

[1]	As of December 31, 2008 and 2007, the Company’s Japanese operation line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $1.9 billion of unsecured credit, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth. In addition, the Company must not exceed a maximum ratio of debt to capitalization. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2008, the Company was in compliance with all such covenants.

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
The Company registered with the CPFF in order to sell up to a maximum of $375 to the facility of which it has issued the full amount as of December 31, 2008. The Company’s commercial paper must be rated A-1/P-1/F1 by at least two ratings agencies to be eligible for the program. In the first quarter of 2009, Moody’s, S&P and Fitch downgraded the Company’s commercial paper rating, rendering the Company ineligible to sell additional commercial paper under the CPFF program going forward. As a result, the Company will be required to pay the commercial paper issued under the CPFF program upon maturity.
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, which includes the $375 from the CPFF, the Company is dependent upon market conditions, including recent market conditions, to finance the remaining available commercial paper with investors.
Consumer Notes
Institutional began issuing consumer notes through its Retail Investor Notes Program in September 2006. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risk in accordance with Company policy.
As of December 31, 2008 and 2007, $1,210 and $809, respectively, of consumer notes were outstanding. As of December 31, 2008, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, based on December 31, 2008 rates, notes indexed to the consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of consumer notes are as follows: $11 in 2009, $30 in 2010, $131 in 2011, $291 in 2012 and $751 thereafter. For 2008 and 2007, interest credited to holders of consumer notes was $59 and $11, respectively. During 2008, the Company made the decision to discontinue future issuances of consumer notes, this decision does not impact consumer notes currently outstanding.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Stockholders’ Equity
Common Stock
In June 2008, The Hartford’s Board of Directors authorized an incremental $1 billion stock repurchase program which was in addition to the previously announced $2 billion program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, the Company’s potential participation in the CPP, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. As of December 31, 2008, The Hartford has completed the $2 billion stock repurchase program and has $807 remaining for stock repurchase under the $1 billion repurchase program.
In 2006, the Company issued approximately 12.1 million and 5.7 million shares of common stock in connection with the settlement of purchase contracts originally issued in 2003 and 2002, respectively, as components of our equity units, see below.
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized, see Note 21 for a discussion of Allianz SE’s investment in The Hartford.
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
The statutory net income amounts for the years ended December 31, 2007 and 2006, and the statutory surplus amounts as of December 31, 2007 and 2006 in the table below are based on actual statutory filings with the applicable regulatory authorities. The statutory net income (loss) amounts for the year ended December 31, 2008 and the statutory surplus amounts as of December 31, 2008 are estimates, as the respective 2008 statutory filings have not yet been made.

	For the years ended December 31,
Statutory Net Income (Loss)	2008	2007	2006
Life operations	$(4,553)	$729	$1,123
Property & Casualty operations	497	1,803	1,326

Total	$(4,056)	$2,532	$2,449

	As of December 31,
Statutory Surplus	2008	2007
Life operations	$6,047	$5,786
Japan life operations	1,718	1,620
Property & Casualty operations	6,012	8,509

Total	$13,777	$15,915

The Company has received approval from the Connecticut Insurance Department regarding the use of two permitted practices in the statutory financial statements of its Connecticut-domiciled life insurance subsidiaries as of December 31, 2008. The first permitted practice relates to the statutory accounting for deferred income taxes. Specifically, this permitted practice modifies the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice may not be considered by the Company when determining surplus available for dividends. The second permitted practice relates to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. Actuarial guidelines prescribed by the NAIC require a stand-alone asset adequacy analysis reflecting only benefits, expenses and charges that are associated with the riders for variable annuities with guaranteed living benefits. The permitted practice allows for all benefits, expenses and charges associated with the variable annuity contract to be reflected in the stand-alone asset adequacy test. These permitted practices resulted in an increase to Life operations estimated statutory surplus of $987 as of December 31, 2008. The effects of these permitted practices are included in the 2008 Life operations surplus amount in the table above.
HFSG and HLI are holding companies which rely upon operating cash flow in the form of dividends from their subsidiaries, which enable them to service debt, pay dividends, and pay certain business expenses. Dividends to the Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. It is estimated that the Company’s property-casualty insurance subsidiaries will be permitted to pay up to a maximum of approximately $1.2 billion in dividends to HFSG in 2009 without prior approval from the applicable insurance commissioner. Through at least October 30, 2009, substantially all dividend payments from the Company’s property-casualty insurance subsidiaries will be subject to prior approval of the Connecticut Insurance Commissioner due to extraordinary dividend limitations under the insurance holding company laws of Connecticut. With respect to dividends to HLI, it is estimated that the Company’s life insurance subsidiaries’ non-extraordinary dividend limitation under the insurance holding company laws of Connecticut is approximately $631 in 2009. However, because the life insurance subsidiaries’ earned surplus is only approximately $597 as of December 31, 2008, the Company’s life insurance subsidiaries will be permitted to pay dividends up to this amount to HLI in 2009 without prior approval from the applicable insurance commissioner. In 2008, HFSG and HLI received a combined total of $2.8 billion from their insurance subsidiaries.

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
The components of AOCI were as follows:

				Pension and
		Net Gain (Loss)	Foreign	Other	Accumulated
	Unrealized	on Cash-Flow	Currency	Postretirement	Other
	Gain (Loss) on	Hedging	Translation	Plan	Comprehensive
	Securities	Instruments	Adjustments	Adjustment	Income (Loss)
For the year ended December 31, 2008
Balance, beginning of year	$(359)	$(140)	$26	$(385)	$(858)
Unrealized loss on securities [1] [2]	(7,127)	—	—	—	(7,127)
Net gain on cash-flow hedging instruments [1] [3]	—	784	—	—	784
Change in foreign currency translation adjustments [1]	—	—	196	—	196
Change in pension and other postretirement plan adjustment [1]	—	—	—	(515)	(515)

Balance, end of year	$(7,486)	$644	$222	$(900)	$(7,520)

For the year ended December 31, 2007
Balance, beginning of year	$1,058	$(234)	$(120)	$(526)	$178
Unrealized gain on securities [1] [2]	(1,417)	—	—	—	(1,417)
Net loss on cash-flow hedging instruments [1] [3]	—	94	—	—	94
Change in foreign currency translation adjustments [1]	—	—	146	—	146
Change in pension and other postretirement plan adjustment [1]	—	—	—	141	141

Balance, end of year	$(359)	$(140)	$26	$(385)	$(858)

For the year ended December 31, 2006
Balance, beginning of year	$969	$(110)	$(149)	$(620)	$90
Unrealized loss on securities [1] [2]	89	—	—	—	89
Net gain on cash-flow hedging instruments [1] [3]	—	(124)	—	—	(124)
Change in foreign currency translation adjustments [1]	—	—	29	—	29
Change in pension and other postretirement plan adjustment [1]	—	—	—	94	94

Balance, end of year	$1,058	$(234)	$(120)	$(526)	$178

[1]
Unrealized gain/loss on securities is net of tax and Life deferred acquisition costs of $(3,366), $(718), and $137 for the years ended December 31, 2008, 2007 and 2006, respectively. Net gain (loss) on cash-flow hedging instruments is net of tax of $422, $51, and $(67) for the years ended December 31, 2008, 2007 and 2006, respectively. Changes in foreign currency translation adjustments are net of tax of $106, $79, and $16 for the years ended December 31, 2008, 2007 and 2006, respectively. Change in pension and other postretirement plan adjustment is net of tax of $(276), $48, and $51 for the years ended December 31, 2008, 2007 and 2006, respectively.

[2]	Net of reclassification adjustment for gains/losses realized in net income of $(2,876), $(192), and $(74) for the years ended for the years ended December 31, 2008, 2007 and 2006, respectively.

[3]	Net of amortization adjustment of $(16), $(20) and $(38) to net investment income for the years ended December 31, 2008, 2007 and 2006, respectively.

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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 6.25% was the appropriate discount rate as of December 31, 2008 to calculate the Company’s pension and other postretirement obligations. Accordingly, the 6.25% discount rate will also be used to determine the Company’s 2009 pension and other postretirement expense.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions utilized in Life’s DAC analysis to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2008. This assumption will be used to determine the Company’s 2009 expense.
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the plans per year were as follows:

	As of December 31,
	2008	2007
Discount rate	6.25%	6.25%
Rate of increase in compensation levels	4.25%	4.25%
Weighted average assumptions used in calculating the net periodic benefit cost for the plans were as follows:

	For the year ended December 31,
	2008	2007	2006
Discount rate	6.25%	5.75%	5.50%
Expected long-term rate of return on plan assets	7.30%	8.00%	8.00%
Rate of increase in compensation levels	4.25%	4.25%	4.00%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Assumed health care cost trend rates were as follows:

	As of December 31,
	2008	2007	2006
Health care cost trend rate	N/A	N/A	10.00%
Pre-65 Health care cost trend rate	8.80%	9.30%	N/A
Post-65 Health care cost trend rate	7.00%	7.70%	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2015	2013	2013
In order to better measure its other postretirement liability and the related assumptions consistent with industry trends and practice, the company bifurcated its health care cost trend rate assumptions to assess the pre-65 and post-65 populations separately effective for the year ended December 31, 2007.
Assumed health care cost trends have an effect on the amounts reported for the postretirement health care and life insurance benefit plans. Increasing/decreasing the health care trend rates by one percent each year would have the effect of decreasing/increasing the benefit obligation as of December 31, 2008 by $5 and the annual net periodic expense for the year then ended by $1.
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2008, and 2007. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

			Other Postretirement
	Pension Benefits		Benefits
Change in Benefit Obligation	2008	2007	2008	2007
Benefit obligation — beginning of year	$3,713	$3,604	$364	$371
Service cost (excluding expenses)	121	122	6	7
Interest cost	230	209	23	21
Plan participants’ contributions	—	—	15	14
Amendments	—	30	—	—
Actuarial loss/(gain)	65	97	17	(11)
Change in assumptions	(2)	(193)	—	—
Benefits paid	(175)	(165)	(42)	(42)
Retiree drug subsidy	—	—	2	3
Foreign exchange adjustment	(14)	9	(1)	1

Benefit obligation — end of year	$3,938	$3,713	$384	$364

			Other Postretirement
	Pension Benefits		Benefits
Change in Plan Assets	2008	2007	2008	2007
Fair value of plan assets — beginning of year	$3,957	$3,655	$170	$118
Actual return on plan assets	(441)	331	(16)	6
Employer contributions	2	124	—	46
Benefits paid	(164)	(149)	—	—
Expenses paid	(14)	(12)	—	—
Foreign exchange adjustment	(14)	8	—	—

Fair value of plan assets — end of year	$3,326	$3,957	$154	$170

Funded status — end of year	$(612)	$244	$(230)	$(194)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
The fair value of assets for pension benefits, and hence the funded status, presented in the table above exclude assets of $126 and $138 held in rabbi trusts and designated for the non-qualified pension plans as of December 31, 2008 and 2007, respectively. The assets do not qualify as plan assets and, therefore, have been excluded from the table above. The assets consist of equity and fixed income investments and are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. To the extent the fair value of these trusts were included in the table above, pension plan assets would have been $3,452 and $4,095 as of December 31, 2008 and 2007, respectively, and the funded status of pension benefits would have been $(486) and $382 as of December 31, 2008 and 2007, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $3,914 and $3,655 as of December 31, 2008 and 2007, respectively.
The following table provides information for The Hartford’s defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2008 and 2007.

	December 31,
	2008	2007
Projected benefit obligation	$3,893	$262
Accumulated benefit obligation	3,869	256
Fair value of plan assets	3,275	—
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 include the following components:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$121	$128	$128	$6	$7	$8
Interest cost	230	209	193	23	21	20
Expected return on plan assets	(279)	(283)	(244)	(12)	(8)	(8)
Amortization of prior service credit	(9)	(13)	(13)	(1)	(6)	(23)
Amortization of actuarial loss	59	90	88	—	—	—

Net periodic benefit cost	$122	$131	$152	$16	$14	$(3)

Amounts recognized in other comprehensive loss for the years ended December 31, 2008 and 2007 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Amortization of net loss	$(59)	$(90)	$—	$—
Amortization of prior service credit	9	13	1	6
Net loss/(gain) arising during the year	795	(139)	45	(10)
Prior service cost arising during the year	—	31	—	—

Total	$745	$(185)	$46	$(4)

Amounts in accumulated other comprehensive loss on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Net loss/(gain)	$1,454	$718	$6	$(39)
Prior service cost/(credit)	(49)	(58)	(2)	(3)
Transition obligation	—	—	1	1

Total	$1,405	$660	$5	$(41)

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $64 and $(9), respectively. The estimated prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is $(1). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is $0, as the level of actuarial net losses does not exceed the allowable amortization corridor as defined under SFAS No. 106.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Plan Assets
The Company’s defined benefit pension plan weighted average asset allocation at December 31, 2008 and 2007, and target allocation by asset category are provided below. At the end of 2007, the Company changed the target allocation for its defined benefit pension plan assets. The Company intends to migrate its asset mix to the target allocation over a two year period.

	Percentage of Pension Plan Assets
	Fair Value at December 31,		Target
	2008	2007	Allocation
Equity securities	36%	55%	20% – 40%
Fixed income securities	58%	43%	50% – 70%
Alternative Assets	6%	2%	25% maximum

Total	100%	100%

There was no Company common stock included in the Plan’s assets as of December 31, 2008 and 2007.
The Company’s other postretirement benefit plans’ weighted average asset allocation at December 31, 2008 and 2007, and target allocation by asset category are as follows:

	Percentage of Other Postretirement Benefit
	Plan Assets Fair Value at December 31,		Target
	2008	2007	Allocation
Equity securities	19%	27%	20% – 40%
Fixed income securities	81%	73%	60% – 80%

Total	100%	100%

There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2008 and 2007.
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
Cash Flows
The following table illustrates the Company’s prior contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2007	$158	$46
2008	$2	—
The Company presently anticipates contributing approximately $200 to its pension plans and other postretirement plans in 2009 based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. For 2009, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are immaterial.
Employer contributions in 2008 and 2007 were made in cash and did not include contributions of the Company’s common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2008:

	Pension Benefits	Other Postretirement Benefits
2009	$207	$36
2010	220	39
2011	234	40
2012	252	40
2013	261	40
2014-2018	1,460	193

Total	$2,634	$388

In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2008:

2009	$3
2010	3
2011	4
2012	4
2013	4
2014-2018	28

Total	$46

18. Stock Compensation Plans
The Company has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2008, the Company issued shares from treasury in satisfaction of stock-based compensation. In 2007 and 2006, the Company issued new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $62, $72 and $61 for the years ended December 31, 2008, 2007, and 2006, respectively. The income tax benefit recognized for stock-based compensation plans was $19, $23 and $20 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company did not capitalize any cost of stock-based compensation. As of December 31, 2008, the total compensation cost related to non-vested awards not yet recognized was $68, which is expected to be recognized over a weighted average period of 1.9 years.
Stock Plan
In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of the superseded plans.
The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, restricted stock units, or any combination of the foregoing. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of seven million shares applicable to all awards for the ten-year period ending May 18, 2015. To the extent that any awards under the 2005 Stock Plan, The Hartford Incentive Stock Plan or The Hartford Restricted Stock Plan for Non-employee Directors are forfeited, terminated, expire unexercised or are settled for cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for awards under the 2005 Stock Plan and shall be added to the total number of shares available under the 2005 Stock Plan. As of December 31, 2008, there were 4,913,890 shares available for future issuance.
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

	For the year ended December 31,
	2008	2007	2006
Expected dividend yield	2.9%	2.0%	1.9%
Expected annualized spot volatility	32.2% - 37.0%	21.0% - 31.3%	20.2% - 32.3%
Weighted average annualized volatility	33.3%	29.0%	28.9%
Risk-free spot rate	2.0% - 5.0%	4.4% - 5.2%	4.4% - 4.6%
Expected term	8 years	8 years	7 years
A summary of the status of non-qualified stock options included in the Company’s Stock Plan as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of Options	Average	Contractual	Aggregate
	(in thousands)	Exercise Price	Term	Intrinsic Value
Outstanding at beginning of year	6,323	$58.76	4.2	$180
Granted	431	69.26
Exercised	(445)	46.45
Forfeited	(49)	94.95
Expired	(431)	55.85

Outstanding at end of year	5,829	60.43	3.8	—

Exercisable at end of year	5,006	$57.44	3.1	—
Weighted average fair value of options granted	$21.57
The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $21.57 $31.43 and $27.66, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $4, $114 and $99, respectively.

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
A summary of the status of the Company’s non-vested share awards as of December 31, 2007, and changes during the year ended December 31, 2008, is presented below:

	Shares	Weighted-Average
Non-vested Shares	(in thousands)	Grant-Date Fair Value
Non-vested at beginning of year	1,883	$81.69
Granted	792	70.07
Decrease for change in estimated performance factors	(67)	—
Vested	(498)	69.87
Forfeited	(142)	83.51

Non-vested at end of year	1,968	$79.63

The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $35, $23 and $29, respectively, based on estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2008 and 2007. The Company, at its discretion, made cash payments in settlement of stock compensation of $36 during the year ended December 31, 2006.
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of each offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2008, there were 538,125 shares available for future issuance. During the years ended December 31, 2008, 2007 and 2006, 964,365, 372,993 and 341,330 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $14.12, $18.98 and $16.05 during the years ended December 31, 2008, 2007 and 2006, respectively. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following weighted average valuation assumptions:

	For the year ended December 31,
	2008	2007	2006
Dividend yield	3.5%	2.1%	2.0%
Implied volatility	45.5%	23.2%	19.0%
Risk-free spot rate	1.9%	4.7%	4.7%
Expected term	3 months	3 months	3 months
Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase was $5, $6 and $5 for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, The Hartford has established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price. The activity under these programs is not material.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to a contribution of 3% of base salary, by the Company. In 2008, employees who had earnings of less than $100,000 in the preceding year received a contribution of 1.5% of base salary and employees who had earnings of $100,000 or more in the preceding year received a contribution of 0.5% of base salary. The cost to The Hartford for this plan was approximately $64, $62, and $59 for 2008, 2007 and 2006, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Investment by Allianz SE in The Hartford
On October 17, 2008, the Company entered into an Investment Agreement (the “Investment Agreement”), with Allianz SE (“Allianz”) under which, among other things, the Company agreed to issue and sell in a private placement to Allianz for aggregate cash consideration of $2.5 billion: (i) $1.75 billion of the Company’s 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 (the “Debentures”); (ii) 6,048,387 shares of the Company’s Series D Non-Voting Contingent Convertible Preferred Stock (the “Series D Preferred Stock”), initially convertible (as discussed below) into 24,193,548 shares of the Company’s common stock at an issue price of $31.00 per share, resulting in proceeds of $750; and (iii) warrants (the “Warrants”) to purchase the Company’s Series B Non-Voting Contingent Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Non-Voting Contingent Convertible Preferred Stock (the “Series C Preferred Stock” and, together with the Series B Preferred Stock and the Series D Preferred Stock, the “Preferred Stock”) structured to entitle Allianz, upon receipt of necessary approvals, to purchase 69,115,324 shares of common stock at an initial exercise price of $25.32 per share.
The Company has also agreed that, for the one-year period following October 17, 2008, it will pay certain amounts to Allianz if the Company effects or agrees to effect any transaction (or series of transactions) pursuant to which any person or group (within the meaning of the U.S. federal securities laws) is issued common stock or certain equity-related instruments constituting more than 5% of the Company’s fully-diluted common stock outstanding at the time for an effective price per share (determined as provided in the Investment Agreement) of less than $25.32. Amounts so payable depend on the effective price for the applicable transaction (or the weighted average price for a series of transactions) and range from $50 if the effective price per share is between $25.31 and $23.00, $150 if the effective price per share is between $22.99 and $20.00, $200 if the effective price per share is between $19.99 and $15.00 and $300 if the effective price per share is $14.99 or less.
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
The Debentures were issued with the detachable Warrants. The allocation of the $1.75 billion proceeds between the Debentures and Warrants was based on the relative fair values of these financial instruments at the time of issuance. As such, the Debentures were recorded at a fair value of $1,201 and are classified as long term debt.
Preferred Stock
Each share of Preferred Stock is initially convertible into four shares of common stock, subject to receipt of specified governmental, regulatory and other approvals (including receipt of stockholder approval as described above in the case of the Series C Preferred Stock), which vary by Series. If the Company declares dividends on Common Shares, the Company will simultaneously declare the same dividend on the assumed conversion of the Series D Preferred shares. Dividends on the Series D Preferred Stock are non-cumulative. The conversion ratio under the Preferred Stock is subject to adjustment in certain circumstances. The Preferred Stock is classified as equity and the proceeds of $750 were recorded net of issuance costs of $23.
On January 9, 2009, Allianz converted its 6,048,387 shares of Series D Preferred Stock into 24,193,548 shares of common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Investment by Allianz SE in The Hartford (continued)
Warrants
The Warrants, which have a term of seven years, are exercisable to purchase 69,115,324 shares of common stock at an initial exercise price of $25.32 per share. The exercise price under the Warrants is subject to adjustment in certain circumstances. Pending the receipt of specified regulatory approvals, the Warrants are immediately exercisable for the Series B Preferred Stock, which are initially convertible, in the aggregate, into 34,806,452 shares of common stock. The Warrants to purchase the Series B Preferred Stock are reported as equity and were allocated a relative fair value of $276 at issuance.
In addition to the receipt of specified regulatory approvals, the conversion into 34,308,872 shares of common stock of the Series C Preferred Stock underlying certain of the Warrants is subject to the approval of the Company’s stockholders in accordance with applicable regulations of the New York Stock Exchange. Under the Investment Agreement, the Company is obligated to pay Allianz $75 if such stockholder approval is not obtained at the first stockholder meeting to consider such approval, and $50 if such stockholder approval is not obtained at a second such meeting. Because the conversion of the Series C Preferred Stock is subject to stockholder approval and the related payment provision represents a form of net cash settlement outside the Company’s control, the Warrants to purchase the Series C Preferred Stock and the stockholder approval payment were recorded as a derivative liability at a relative fair value of $273 at issuance. As of December 31, 2008, the Warrants to purchase the Series C Preferred Stock had a fair value of $163. The Company recognized a gain of $110, after-tax, for the year ended December 31, 2008, representing the change in fair value of the Warrants to purchase the Series C Preferred Stock.
22. Quarterly Results For 2008 and 2007 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Revenues [1]	$1,544	$6,759	$7,503	$7,660	$(393)	$5,823	$565	$5,674
Benefits, losses and expenses	$1,453	$5,547	$6,851	$6,823	$3,790	$4,648	$1,716	$4,893
Net income (loss) [2]	$145	$876	$543	$627	$(2,631)	$851	$(806)	$595
Basic earnings (losses) per share [3]	$0.46	$2.74	$1.74	$1.98	$(8.74)	$2.70	$(2.71)	$1.90
Diluted earnings (losses) per share [4]	$0.46	$2.71	$1.73	$1.96	$(8.74)	$2.68	$(2.71)	$1.88
Weighted average common shares outstanding	313.8	319.6	311.7	316.8	301.1	315.4	300.2	313.4
Weighted average common shares outstanding and dilutive potential common shares	315.7	322.7	313.1	319.6	301.1	318.0	300.2	316.1

[1]
Included in the three months ended September 30, 2008 and December 31, 2008 are net investment losses of $3.4 billion and $4.5 billion, respectively, related to the mark-to-market effects of equity securities held for trading supporting the International variable annuity business and net realized capital losses of $3.4 billion and $816, respectively

[2]
Included in the three months ended September 30, 2008 are net realized capital losses of $2.2 billion and a DAC unlock charge of $932. Included in the three months ended December 31, 2008 is an after-tax charge of $597 related to goodwill impairments and net realized capital losses of $610.

[3]
Due to the net loss for the three months ended December 31, 2008, no allocation of the net loss was made to the preferred shareholders under the two-class method in the calculation of basic earnings per share, as the preferred shareholders had no contractual obligation to fund the net losses of the Company. In the absence of the net loss, any such income would be allocated to the preferred shareholders based on the weighted average number of preferred shares outstanding as of December 31, 2008.

[4]
As a result of the net loss in the three months ended September 30, 2008 and December 31, 2008, SFAS 128 requires the Company to use basic weighted average common shares outstanding in the calculation of the year ended December 31, 2008 diluted loss per share, since the inclusion of shares for stock compensation plans of 1.0 million and 0.6 million, respectively, and the assumed conversion of the preferred shares to common of 0 and 20.1 million, respectively, would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 302.1 million and 320.9 million, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
($ in millions)

	As of December 31, 2008
			Amount at
			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$5,883	$5,956	$5,956
U.S. government and government agencies and authorities (guaranteed and sponsored) – asset-backed	3,525	3,614	3,614
States, municipalities and political subdivisions	11,406	10,655	10,655
International governments	2,786	2,821	2,821
Public utilities	4,859	4,373	4,373
All other corporate bonds including international	26,200	22,808	22,808
All other mortgage-backed and asset-backed securities	23,579	14,885	14,885

Total fixed maturities	78,238	65,112	65,112

Equity Securities
Common stocks
Utilities	1	1	1
Banks, trusts & insurance companies	1	1	1
Industrial, miscellaneous and all other	331	445	445
Non-redeemable preferred stocks	1,221	1,011	1,011

Total equity securities, available-for-sale	1,554	1,458	1,458
Total equity securities, held for trading	35,278	30,820	30,820

Total equity securities	36,832	32,278	32,278

Real Estate	103	103	103

Short-term Investments	10,022	10,022	10,022

Other Investments
Mortgage loans on real estate	6,469	5,654	6,469
Policy loans	2,208	2,435	2,208
Investments in partnerships and trusts	2,295	2,295	2,295
Futures, options and miscellaneous	744	1,620	1,620

Total other investments	11,716	12,004	12,592

Total investments	$136,911	$119,519	$120,107

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)

(In millions)	As of December 31,
Condensed Balance Sheets	2008	2007
Assets
Other assets	$2,346	$1,414
Investment in affiliates	14,517	23,120

Total assets	$16,863	$24,534

Liabilities and Stockholders’ Equity
Net payable to affiliates	$779	$663
Short-term debt (includes current maturities of long-term debt)	374	1,328
Long-term debt	5,514	2,811
Other liabilities	928	528

Total liabilities	7,595	5,330
Total stockholders’ equity	9,268	19,204

Total liabilities and stockholders’ equity	$16,863	$24,534

(In millions)	For the years ended December 31,
Condensed Statements of Operations	2008	2007	2006
Interest expense (net of interest income)	$293	$217	$198
Other expenses	(106)	22	44

Loss before income taxes and earnings of subsidiaries	(187)	(239)	(242)
Income tax benefit	(102)	(83)	(84)

Loss before earnings of subsidiaries	(85)	(156)	(158)
Earnings of subsidiaries	(2,664)	3,105	2,903

Net income (loss)	$(2,749)	$2,949	$2,745

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)

(In millions)	For the years ended December 31,
Condensed Statements of Cash Flows	2008	2007	2006
Operating Activities
Net income (loss)	$(2,749)	$2,949	$2,745
Undistributed earnings of subsidiaries	(4,766)	(1,422)	(2,366)
Change in operating assets and liabilities	9,372	18	(74)

Cash provided by operating activities	1,857	1,545	305

Investing Activities
Net purchase of short-term investments	(892)	(76)	(292)
Capital contributions to subsidiaries	(2,300)	(127)	(527)

Cash used for investing activities	(3,192)	(203)	(819)

Financing Activities
Issuance of shares from equity unit contracts	—	—	1,020
Issuance of long-term debt	2,670	495	990
Repayment/maturity of long-term debt	(955)	(300)	(1,015)
Change in short-term debt	—	75	(173)
Issuance of convertible preferred shares	727	—	—
Issuance of warrants	512	—	—
Proceeds from issuances of shares under incentive and stock compensation plans, net	54	186	147
Treasury stock acquired	(1,000)	(1,193)	—
Return of shares to treasury stock under incentive and stock compensation plans to treasury stock	(18)	(14)	(5)
Excess tax benefits on stock-based compensation	5	45	10
Dividends paid	(660)	(636)	(460)

Cash provided by financing activities	1,335	(1,342)	514
Net change in cash	—	—	—
Cash — beginning of year	—	—	—

Cash — end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Interest Paid	$265	$239	$198
Dividends Received from Subsidiaries	$2,279	$1,668	$441
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

		Future Policy		Other
		Benefits,		Policyholder
	Deferred Policy	Unpaid Losses		Funds and
	Acquisition	and	Unearned	Benefits
Segment [1]	Costs [2]	Loss Adjustment Expenses	Premiums	Payable

As of December 31, 2008
Life
Retail	$5,801	$1,353	$11	$22,164
Individual Life	3,027	781	1	6,010

Total Individual Markets Group	8,828	2,134	12	28,174
Retirement Plans	877	313	—	6,437
Group Benefits	81	6,356	85	402

Total Employer Markets Group	958	6,669	85	6,839
International	2,046	229	—	36,461
Institutional	156	7,667	40	11,255
Other	—	48	1	1,823

Total Life	11,988	16,747	138	84,552
Property & Casualty
Ongoing Operations
Personal Lines	606	2,052	1,904	—
Small Commercial	282	3,572	1,318	—
Middle Market	232	4,745	1,128	—
Specialty Commercial	140	6,980	893	—

Total Ongoing Operations	1,260	17,349	5,243	—
Other Operations	—	4,584	1	—

Total Property & Casualty	1,260	21,933	5,244	—
Corporate	—	—	(3)	—

Consolidated	$13,248	$38,680	$5,379	$84,552

As of December 31, 2007
Life
Retail	$5,315	$961	$13	$15,443
Individual Life	2,406	737	2	5,691

Total Individual Markets Group	7,721	1,698	15	21,134
Retirement Plans	658	333	—	5,591
Group Benefits	69	6,331	75	317

Total Employer Markets Group	727	6,664	75	5,908
International	1,923	42	—	39,024
Institutional	143	6,863	57	12,460
Other	—	64	—	1,816

Total Life	10,514	15,331	147	80,342
Property & Casualty
Ongoing Operations
Personal Lines	566	2,042	1,909	—
Small Commercial	282	3,470	1,357	—
Middle Market	236	4,697	1,195	—
Specialty Commercial	144	6,873	940	—

Total Ongoing Operations	1,228	17,082	5,401	—
Other Operations	—	5,071	1	—

Total Property & Casualty	1,228	22,153	5,402	—
Corporate	—	—	(4)	—

Consolidated	$11,742	$37,484	$5,545	$80,342

[1]	Segment information is presented in a manner by which The Hartford’s chief operating decision maker views and manages the business.

[2]	Also includes present value of future profits.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)
(In millions)

	Earned		Benefits, Losses	Amortization of
	Premiums, Fee	Net	and Loss	Deferred Policy
	Income and	Investment	Adjustment	Acquisition	Other	Net Written
Segment [1]	Other	Income	Expenses	Costs	Expenses [2]	Premiums

For the year ended December 31, 2008
Life
Retail	$2,753	$747	$1,008	$1,344	$1,609	$
Individual Life	828	338	627	169	202

Total Individual Markets Group	3,581	1,085	1,635	1,513	1,811
Retirement Plans	338	342	271	91	335
Group Benefits	4,391	419	3,144	57	1,128

Total Employer Markets Group	4,729	761	3,415	148	1,463
International	872	167	270	496	321
Institutional	1,041	1,004	1,907	19	120
Other	60	(10,312)	(10,186)	—	7

Total Life	10,283	(7,295)	(2,959)	2,176	3,722	N/A
Property & Casualty
Ongoing Operations
Personal Lines	4,061	209	2,749	633	431	3,925
Small Commercial	2,724	222	1,480	636	224	2,696
Middle Market	2,297	279	1,442	513	208	2,242
Specialty Commercial	1,753	346	907	313	530	1,361

Total Ongoing Operations	10,835	1,056	6,578	2,095	1,393	10,224
Other Operations	7	197	129	—	26	7

Total Property & Casualty	10,842	1,253	6,707	2,095	1,419	10,231
Corporate	17	37	—	—	650	—

Consolidated	$21,142	$(6,005)	$3,748	$4,271	$5,791	$10,231

[1]	Segment information is presented in a manner by which The Hartford’s chief operating decision maker views and manages the business.

[2]	Includes insurance operating costs, interest, goodwill impairment, and other expenses.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)
(In millions)

	Earned		Benefits, Losses	Amortization of
	Premiums, Fee	Net	and Loss	Deferred Policy
	Income and	Investment	Adjustment	Acquisition	Other	Net Written
Segment [1]	Other	Income	Expenses	Costs	Expenses [2]	Premiums

For the year ended December 31, 2007
Life
Retail	$3,055	$801	$820	$406	$1,221	$
Individual Life	808	359	562	121	193

Total Individual Markets Group	3,863	1,160	1,382	527	1,414
Retirement Plans	242	355	249	58	170
Group Benefits	4,301	465	3,109	62	1,131

Total Employer Markets Group	4,543	820	3,358	120	1,301
International	832	131	32	214	246
Institutional	1,238	1,241	2,074	23	185
Other	67	290	301	—	84

Total Life	10,543	3,642	7,147	884	3,230	N/A
Property & Casualty
Ongoing Operations
Personal Lines	4,030	249	2,697	617	402	3,947
Small Commercial	2,737	299	1,413	635	239	2,747
Middle Market	2,420	389	1,560	529	208	2,326
Specialty Commercial	1,800	502	1,054	323	537	1,415

Total Ongoing Operations	10,987	1,439	6,724	2,104	1,386	10,435
Other Operations	5	248	193	—	23	5

Total Property & Casualty	10,992	1,687	6,917	2,104	1,409	10,440
Corporate	16	30	—	1	219	—

Consolidated	$21,551	$5,359	$14,064	$2,989	$4,858	$10,440

[1]	Segment information is presented in a manner by which The Hartford’s chief operating decision maker views and manages the business.

[2]	Includes insurance operating costs, interest and other expenses.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)
(In millions)

	Earned		Benefits, Losses	Amortization of
	Premiums, Fee	Net	and Loss	Deferred Policy
	Income and	Investment	Adjustment	Acquisition	Other	Net Written
Segment [1]	Other	Income	Expenses	Costs	Expenses [2]	Premiums

For the year ended December 31, 2006
Life
Retail	$2,609	$839	$819	$973	$994	$
Individual Life	832	324	497	243	179

Total Individual Markets Group	3,441	1,163	1,316	1,216	1,173
Retirement Plans	212	326	250	(4)	136
Group Benefits	4,149	415	3,002	41	1,101

Total Employer Markets Group	4,361	741	3,252	37	1,237
International	701	123	3	167	208
Institutional	732	1,003	1,484	32	78
Other	81	1,978	1,985	—	12

Total Life	9,316	5,008	8,040	1,452	2,708	N/A
Property & Casualty
Ongoing Operations
Personal Lines	3,895	228	2,478	622	409	3,877
Small Commercial	2,651	261	1,468	634	181	2,728
Middle Market	2,525	346	1,626	544	176	2,515
Specialty Commercial	1,830	390	1,070	306	445	1,538

Total Ongoing Operations	10,901	1,225	6,642	2,106	1,211	10,658
Other Operations	5	261	360	—	12	4

Total Property & Casualty	10,906	1,486	7,002	2,106	1,223	10,662
Corporate	14	21	—	—	367	—

Consolidated	$20,236	$6,515	$15,042	$3,558	$4,298	$10,662

[1]	Segment information is presented in a manner by which The Hartford’s chief operating decision maker views and manages the business.

[2]	Includes insurance operating costs, interest and other expenses.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE

					Percentage
			Assumed		of Amount
	Gross	Ceded to Other	From Other	Net	Assumed
(In millions)	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2008
Life insurance in-force	$924,987	$123,074	$43,736	$845,649	5%

Insurance revenues
Property and casualty insurance	$10,999	$877	$216	$10,338	2%
Life insurance and annuities	8,187	390	173	7,970	2%
Accident and health insurance	2,254	31	90	2,313	4%

Total insurance revenues	$21,440	$1,298	$479	$20,621	2%

For the year ended December 31, 2007
Life insurance in-force	$824,608	$216,439	$82,282	$690,451	12%

Insurance revenues
Property and casualty insurance	$11,396	$1,104	$204	$10,496	2%
Life insurance and annuities	8,360	369	188	8,179	2%
Accident and health insurance	2,315	36	85	2,364	4%

Total insurance revenues	$22,071	$1,509	$477	$21,039	2%

For the year ended December 31, 2006
Life insurance in-force	$872,536	$218,795	$48,428	$702,169	7%

Insurance revenues
Property and casualty insurance	$11,465	$1,291	$259	$10,433	2%
Life insurance and annuities	7,092	333	247	7,006	3%
Accident and health insurance	2,280	36	66	2,310	3%

Total insurance revenues	$20,837	$1,660	$572	$19,749	3%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS

		Charged to		Write-offs/
	Balance	Costs and	Translation	Payments/	Balance
(In millions)	January 1,	Expenses	Adjustment	Other	December 31,

2008
Allowance for doubtful accounts and other	$126	$53	$—	$(54)	$125
Allowance for uncollectible reinsurance	404	12	—	(37)	379
Accumulated depreciation of property and equipment	1,395	228	—	(22)	1,601
Valuation allowance on mortgage loans	—	26	—	—	26
Valuation allowance for deferred taxes	43	32	—	—	75

2007
Allowance for doubtful accounts and other	$114	$47	$—	$(35)	$126
Allowance for uncollectible reinsurance	412	12	—	(20)	404
Accumulated depreciation of property and equipment	1,241	232	—	(78)	1,395
Valuation allowance for deferred taxes	60	(17)	—	—	43

2006
Allowance for doubtful accounts and other	$120	$35	$—	$(41)	$114
Allowance for uncollectible reinsurance	413	284	—	(285)	412
Accumulated depreciation of property and equipment	1,150	193	—	(102)	1,241
Valuation allowance for deferred taxes	44	16	—	—	60
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS

	Discount	Losses and Loss Adjustment		Paid Losses and
	Deducted From	Expenses Incurred Related to:		Loss Adjustment
(In millions)	Liabilities [1]	Current Year	Prior Year	Expenses

Years ended December 31,

2008	$488	$6,933	$(226)	$6,591

2007	$568	$6,869	$48	$6,290

2006	$605	$6,706	$296	$6,150

[1]
Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 5.4%, 5.5%, and 5.6% for 2008, 2007 and 2006, respectively.

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
Date: February 11, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Ramani Ayer Ramani Ayer	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2009

	* Thomas M. Marra	President, Chief Operating Officer and Director	February 11, 2009

	/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2009

	/s/ Beth A. Bombara Beth A. Bombara	Senior Vice President and Controller (Principal Accounting Officer)	February 11, 2009

	* Ramon de Oliveira	Director	February 11, 2009

	* Robert B. Allardice III	Director	February 11, 2009

	* Trevor Fetter	Director	February 11, 2009

	* Edward J. Kelly, III	Director	February 11, 2009

	* Paul G. Kirk, Jr.	Director	February 11, 2009

	* Gail J. McGovern	Director	February 11, 2009

	* Michael G. Morris	Director	February 11, 2009

	* Charles B. Strauss	Director	February 11, 2009

	* H. Patrick Swygert	Director	February 11, 2009

*By:	/s/ Alan J. Kreczko Alan J. Kreczko
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

3.02
Amended and Restated By-Laws of The Hartford, amended effective September 18, 2008 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed September 24, 2008).

3.03
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

3.05
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

Exhibit No.	Description

4.09
Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-142044) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI, filed on April 11, 2007).

4.10	6.000% Senior Note due January 15, 2019 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 12, 2008)

4.11	8.125% Fixed-to-Floating Rate Junior Subordinated Debenture due 2068 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.12
Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.13
First Supplemental Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.14	Replacement Capital Covenant, dated as of June 6, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.15
Second Supplemental Indenture, dated as of October 17, 2008, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068, including form of Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.16
Form of Series B Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.17
Form of Series C Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.18
Registration Rights Agreement, dated as of October 17, 2008, between The Hartford and Allianz SE (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

*10.01	Employment Agreement, amended and restated as of October 31, 2008, between The Hartford and Ramani Ayer.

*10.02	Employment Agreement, amended and restated as of October 31, 2008, between The Hartford and Thomas M. Marra.†

*10.03	Employment Agreement, amended and restated as of November 24, 2008, between The Hartford and Neal S. Wolin.†

*10.04	Employment Agreement, amended and restated as of November 10, 2008, between The Hartford and Lizabeth H. Zlatkus.†

*10.05	Employment Agreement, amended and restated as of November 14, 2008, between The Hartford and John C. Walters.†

*10.06	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended .†

*10.07
The Hartford Restricted Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.05 to The Hartford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

*10.08	The Hartford 1995 Incentive Stock Plan, as amended. †

*10.09	The Hartford Incentive Stock Plan, as amended. †

*10.10	The Hartford 2005 Incentive Stock Plan, as amended. †

Exhibit No.	Description

*10.11
The Hartford Deferred Restricted Stock Unit Plan, as amended (incorporated herein by reference to Exhibit 10.12 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.12	The Hartford Deferred Compensation Plan, as amended. †

*10.13	The Hartford Senior Executive Severance Pay Plan, as amended (incorporated herein by reference to Exhibit 10.07 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.14	The Hartford Executive Severance Pay Plan I, as amended (incorporated herein by reference to Exhibit 10.18 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.15	The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.16	The Hartford Employee Stock Purchase Plan, as amended. †

*10.17	The Hartford Investment and Savings Plan, as amended. †

*10.18	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).

10.19
Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility, dated August 9, 2007, among The Hartford and the syndicate of lenders named therein, including Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Wachovia Bank, N.A., as documentation agent, as amended (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed August 10, 2007; Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed July 14, 2008; and Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed December 18, 2008).

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

10.22
Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

10.23
Form of Assurance of Discontinuance entered into by the New York Attorney General’s Office, the Illinois Attorney General’s Office and The Hartford, dated July 23, 2007 (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed July 24, 2007).

10.24
Accelerated Share Repurchase Confirmation Agreement, dated as of June 4, 2008, between The Hartford Financial Services Group, Inc. and Credit Suisse International (incorporated herein by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).

10.25
Investment Agreement, dated as of October 17, 2008 between The Hartford and Allianz SE (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed October 17, 2008).

10.26	Replacement Capital Covenant, dated as of October 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. †

21.01	Subsidiaries of The Hartford Financial Services Group, Inc. †

Exhibit No.	Description

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