Form 10-Q
period 2009-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2009-04-30
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2009, there were outstanding 325,430,976 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive loss, and cash flows for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, described in Note 1, (not presented herein); and in our report dated February 11, 2009 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for the fair value measurement of financial instruments in 2008, and defined benefit pension and other postretirement plans in 2006), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 29, 2009

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions, except for per share data)	2009	2008
	(Unaudited)
Revenues
Earned premiums	$3,829	$3,843
Fee income	1,167	1,337
Net investment income (loss)
Securities available-for-sale and other	920	1,193
Equity securities, held for trading	(724)	(3,578)

Total net investment income (loss)	196	(2,385)
Other revenues	118	120
Net realized capital gains (losses)	84	(1,371)

Total revenues	5,394	1,544

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	4,637	3,357
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	(724)	(3,578)
Amortization of deferred policy acquisition costs and present value of future profits	2,259	468
Insurance operating costs and expenses	898	950
Interest expense	120	67
Goodwill impairment	32	—
Other expenses	189	189

Total benefits, losses and expenses	7,411	1,453

Income (loss) before income taxes	(2,017)	91
Income tax benefit	(808)	(54)

Net income (loss)	$(1,209)	$145

Earnings (Loss) per share
Basic	$(3.77)	$0.46
Diluted	$(3.77)	$0.46

Weighted average common shares outstanding	320.8	313.8
Weighted average common shares outstanding and dilutive potential common shares	320.8	315.7

Cash dividends declared per share	$0.05	$0.53

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for share and per share data)	2009	2008
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $76,259 and $78,238)	$62,563	$65,112
Equity securities, held for trading, at fair value (cost of $32,447 and $35,278)	27,813	30,820
Equity securities, available-for-sale, at fair value (cost of $1,318 and $1,554)	1,080	1,458
Policy loans, at outstanding balance	2,197	2,208
Mortgage loans on real estate	6,389	6,469
Limited partnerships and other alternative investments	1,981	2,295
Other investments	3,121	1,723
Short-term investments	11,189	10,022

Total investments	116,333	120,107
Cash	1,851	1,811
Premiums receivable and agents’ balances	3,568	3,604
Reinsurance recoverables	6,514	6,357
Deferred policy acquisition costs and present value of future profits	12,077	13,248
Deferred income taxes	6,300	5,239
Goodwill	1,036	1,060
Property and equipment, net	1,062	1,075
Other assets	2,689	4,898
Separate account assets	124,738	130,184

Total assets	$276,168	$287,583

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,804	$21,933
Life	18,562	16,747
Other policyholder funds and benefits payable	52,952	53,753
Other policyholder funds and benefits payable — International variable annuities	27,793	30,799
Unearned premiums	5,366	5,379
Short-term debt	419	398
Long-term debt	5,757	5,823
Consumer notes	1,202	1,210
Other liabilities	9,688	11,997
Separate account liabilities	124,738	130,184

Total liabilities	268,281	278,223

Commitments and Contingencies (Note 9)

Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 0 and 6,048,387 shares issued	—	—
Common stock, $0.01 par value — 750,000,000 shares authorized, 354,098,996 and 329,920,310 shares issued	4	3
Additional paid-in capital	7,600	7,569
Retained earnings	10,111	11,336
Treasury stock, at cost — 28,664,237 and 29,341,378 shares	(2,054)	(2,120)
Accumulated other comprehensive loss, net of tax	(7,801)	(7,520)

Total stockholders’ equity	7,860	9,268
Noncontrolling interest	27	92

Total equity	7,887	9,360

Total liabilities and equity	$276,168	$287,583

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Equity

	Three Months Ended
	March 31,
(In millions, except for share data)	2009	2008
	(Unaudited)
Preferred Stock	$—	$—
Common Stock	4	3
Additional Paid-in Capital
Balance at beginning of period	7,569	6,627
Issuance of shares under incentive and stock compensation plans	(51)	(50)
Reclassification of warrants from other liabilities to equity	93	—
Tax (expense) benefit on employee stock options and awards	(11)	4

Balance at end of period	7,600	6,581

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting change, net of tax	11,336	14,686
Cumulative effect of accounting change, net of tax	—	(3)

Balance at beginning of period, as adjusted	11,336	14,683
Net income (loss)	(1,209)	145
Dividends declared on common stock	(16)	(167)

Balance at end of period	10,111	14,661

Treasury Stock, at Cost
Balance at beginning of period	(2,120)	(1,254)
Issuance of shares under incentive and stock compensation plans from treasury stock	69	87
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(17)

Balance at end of period	(2,054)	(1,184)

Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(7,520)	(858)
Total other comprehensive loss	(281)	(1,367)

Balance at end of period	(7,801)	(2,225)

Total stockholders’ equity	7,860	17,836

Noncontrolling interest (Note 13)
Balance at beginning of period	92	92
Change in noncontrolling interest ownership	(64)	20
Noncontrolling loss	(1)	(23)

Balance at end of period	27	89

Total Equity	$7,887	$17,925

Outstanding Common Shares (in thousands)
Balance at beginning of period	300,579	313,842
Treasury stock acquired	(15)	—
Conversion of preferred to common shares	24,194	—
Issuance of shares under incentive and stock compensation plans	860	930
Return of shares under incentive and stock compensation plans to treasury stock	(183)	(237)

Balance at end of period	325,435	314,535

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended
	March 31,
(In millions)	2009	2008
	(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$(1,209)	$145

Other comprehensive income (loss)
Change in net unrealized loss on securities	(33)	(1,606)
Change in net gain/loss on cash-flow hedging instruments	(48)	90
Change in foreign currency translation adjustments	(209)	142
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	9	7

Total other comprehensive loss	(281)	(1,367)

Total comprehensive loss	$(1,490)	$(1,222)

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions)	2009	2008
	(Unaudited)
Operating Activities
Net income (loss)	$(1,209)	$145
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,259	468
Additions to deferred policy acquisition costs and present value of future profits	(734)	(956)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	1,700	189
Reinsurance recoverables	(334)	54
Receivables and other assets	(21)	(60)
Payables and accruals	(396)	(525)
Accrued and deferred income taxes	(276)	(154)
Net realized capital (gains) losses	(84)	1,371
Net receipts to investment contracts related to policyholder funds — International variable annuities	(387)	(3,175)
Net decrease in equity securities, held for trading	449	3,036
Depreciation and amortization	137	190
Goodwill impairment	32	—
Other, net	(126)	(16)

Net cash provided by operating activities	1,010	567
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	22,195	8,020
Equity securities, available-for-sale	311	48
Mortgage loans	27	118
Partnerships	153	28
Derivatives	610	144
Payments for the purchase of:
Fixed maturities, available-for-sale	(22,655)	(9,038)
Equity securities, available-for-sale	(207)	(180)
Mortgage loans	(20)	(210)
Partnerships	(81)	(162)
Proceeds from business sold	8	—
Purchase price of businesses acquired	(8)	(94)
Change in policy loans, net	11	(57)
Change in payables for collateral under securities lending, net	(1,450)	93
Change in all other securities, net	144	(463)
Additions to property and equipment, net	(49)	(67)

Net cash used for investing activities	(1,011)	(1,820)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,872	5,707
Withdrawals and other deductions from investment and universal life-type contracts	(4,715)	(6,499)
Net transfers from separate accounts related to investment and universal life-type contracts	2,136	1,677
Issuance of long-term debt	—	496
Payments on capital lease obligations	(24)	(26)
Change in short-term debt	(21)	—
Proceeds from issuance of consumer notes	—	162
Repayments at maturity of consumer notes	(8)	—
Proceeds from issuance of shares under incentive and stock compensation plans	7	19
Excess tax expense on stock-based compensation	(11)	—
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(17)
Dividends paid on preferred stock	(8)	—
Dividends paid on common stock	(99)	(169)

Net cash provided by financing activities	126	1,350
Foreign exchange rate effect on cash	(85)	140
Net increase in cash	40	237
Cash — beginning of period	1,811	2,011

Cash — end of period	$1,851	$2,248

Supplemental Disclosure of Cash Flow Information
Net Cash Paid (Received) During the Period For:
Income taxes	$(598)	$—
Interest	$70	$45
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
The accompanying condensed consolidated financial statements and notes as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2008 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
The most significant estimates include those used in determining property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities; pension and other postretirement benefit obligations; contingencies relating to corporate litigation and regulatory matters; and goodwill impairment. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the condensed consolidated financial statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2008 Form 10-K Annual Report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
Fair Value Measurements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Statement of Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Examples of applicable nonfinancial assets and nonfinancial liabilities to which FSP FAS 157-2 applies include, but are not limited to:
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
The Company applied the provisions of SFAS 157 to the nonfinancial assets, nonfinancial liabilities and reporting units within the scope of FSP FAS 157-2 on January 1, 2009. The Company’s adoption of FAS 157 did not materially impact the fair values of nonfinancial assets, nonfinancial liabilities and reporting units within the scope of this FSP.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company adopted SFAS 161 on January 1, 2009. See Note 5 for the expanded disclosures related to derivative instruments and hedging activities.
Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company adopted SFAS 160 on January 1, 2009. Upon adoption, the Company reclassified $92 of noncontrolling interest, recorded in other liabilities, to equity as of January 1, 2008. See the Company’s Condensed Consolidated Statement of Changes in Equity. The adoption of SFAS 160 did not have a material effect on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and the adoption of SFAS 160 did not impact the Company’s accounting for separate account assets and liabilities. The FASB has added the following topic to the Emerging Issues Task Force (“EITF”) agenda, “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”. This topic will be discussed at a future EITF meeting. The FASB has expressed three separate views on the treatment of noncontrolling interest in majority owned separate accounts, upon implementation of SFAS 160, all of which are acceptable to the United States Securities and Exchange Commission. The Company follows one of these three acceptable views and currently excludes the noncontrolling interest from its majority owned separate accounts. The resolution of this EITF agenda item on the Company’s accounting for separate account assets and liabilities is not known at this time.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Future Adoption of New Accounting Standards
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased, is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions, and not the value in a hypothetical active market. The FSP includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. The FSP requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The FSP further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from the application of the FSP.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The FSP replaces the existing requirement for debt securities, that in order for an entity to conclude impairment is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. To conclude impairment is not other-than-temporary, the FSP requires management assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP also changes the presentation in the financial statements of non-credit related impairment amounts for instruments within its scope. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; non-credit losses are to be recorded in accumulated other comprehensive income. The FSP also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.
FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009, provided both FSPs are adopted concurrently. The Company will adopt both FSPs for the interim period ending on June 30, 2009. The Company has not yet determined the effect of the adoption of these FSPs on the Company’s condensed consolidated financial statements.
Income Taxes
The effective tax rate for the three months ended March 31, 2009 and 2008 was 40% and (59%), respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2009 pre-tax loss, whereas the negative effective tax rate in 2008 is a result of a tax benefit on pre-tax income.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $38 and $41 in the three months ended March 31, 2009 and 2008, respectively.
The Company’s unrecognized tax benefits decreased by $8 during the first three months of 2009 as a result of the settlement of the 2002-2003 Internal Revenue Service (“IRS”) audit, bringing the total unrecognized tax benefits to $83 as of March 31, 2009. This entire amount, if it were recognized, would increase the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the IRS. During the first quarter of 2009, the Company received notification of the approval by the Joint Committee on Taxation of the results of the 2002 through 2003 examination. As a result, the Company recorded a tax benefit of $7. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close in early 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits in 2009. Such benefits are not expected to be material to the statement of operations.
The Company’s deferred tax asset valuation allowance has been determined pursuant to the provisions of FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), including the Company’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years as defined in SFAS 109, as well as tax planning strategies that include holding debt securities with market value losses until maturity, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Share
The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per share to those used in calculating diluted earnings (loss) per share.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Net		Per Share	Net		Per Share
(Shares in millions)	Loss	Shares	Amount	Income	Shares	Amount
Basic Earnings (Loss) per Share
Net income (loss) available to common shareholders	$(1,209)	320.8	$(3.77)	$145	313.8	$0.46

Diluted Earnings (Loss) per Share [1]
Stock compensation plans	—	—		—	1.9

Net income (loss) available to common shareholders plus assumed conversions	$(1,209)	320.8	$(3.77)	$145	315.7	$0.46

[1]
As a result of the net loss in the three months ended March 31, 2009, SFAS No. 128, “Earnings per Share” (“SFAS 128”) requires the Company to use basic weighted average common shares outstanding in the calculation of the three months ended March 31, 2009 diluted loss per share, since the inclusion of 0.7 million shares for stock compensation plans would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 321.5 million.

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
Life charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Inter-segment revenues primarily occur between Life’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus. In addition, during the first quarter of 2009, Institutional and International entered into a $1.5 billion funding agreement. The resulting interest income and interest expense in International and Institutional, respectively, are eliminated in consolidation.
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment. For the three months ended March 31, 2009 and 2008, AARP accounted for earned premiums of $703 and $687, respectively, in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. Earned premiums assumed (ceded) under the inter-segment arrangements were as follows:

	Three Months Ended
Net assumed (ceded) earned premiums under	March 31,
inter-segment arrangements	2009	2008
Personal Lines	$(1)	$(1)
Small Commercial	(6)	(8)
Middle Market	(6)	(8)
Specialty Commercial	13	17

Total	$—	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Financial Measures and Other Segment Information
For further discussion of the types of products offered by each segment, see Note 3 of Notes to Consolidated Financial Statements included in The Hartford’s 2008 Form 10-K Annual Report.
One of the measures of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Within Property & Casualty, net income is a measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net servicing income, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income.
The following tables present revenues and net income (loss) by segment. Underwriting results are presented for the Personal Lines, Small Commercial, Middle Market and Specialty Commercial segments, while net income (loss) is presented for each of Life’s reporting segments, total Property & Casualty, Ongoing Operations, Other Operations, and Corporate.
Revenues

	Three Months Ended
	March 31,
	2009	2008
Life
Retail	$1,205	$176
Individual Life	319	256

Total Individual Markets Group	1,524	432
Retirement Plans	91	122
Group Benefits	1,232	1,144

Total Employer Markets Group	1,323	1,266
International [1]	472	147
Institutional	203	304
Other [1]	14	11

Total Life segment revenues	3,536	2,160
Net investment loss on equity securities, held for trading [2]	(724)	(3,578)

Total Life	2,812	(1,418)
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines	979	983
Small Commercial	652	687
Middle Market	548	593
Specialty Commercial	332	350

Ongoing Operations earned premiums	2,511	2,613
Net investment income	185	310
Other revenues [3]	118	120
Net realized capital losses	(289)	(134)

Total Ongoing Operations	2,525	2,909
Other Operations	6	38

Total Property & Casualty	2,531	2,947
Corporate	51	15

Total revenues	$5,394	$1,544

[1]
Included in International’s revenues for the three months ended March 31, 2009 is $11 of investment income from an inter-segment funding agreement for $1.5 billion with Institutional. This investment income is eliminated in Life Other.

[2]
Management does not include net investment income (loss) and the mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business in its segment revenues since corresponding amounts are credited to policyholders.

[3]	Represents servicing revenue.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Net Income (Loss)

	Three Months Ended
	March 31,
	2009	2008
Life
Retail	$(744)	$(77)
Individual Life	(18)	20

Total Individual Markets Group	(762)	(57)
Retirement Plans	(88)	(5)
Group Benefits	69	46

Total Employer Markets Group	(19)	41
International [1]	(293)	8
Institutional [1]	(174)	(120)
Other [1]	(10)	(27)

Total Life	(1,258)	(155)
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	75	105
Small Commercial	87	119
Middle Market	69	55
Specialty Commercial	23	39

Total Ongoing Operations underwriting results	254	318
Net servicing income (loss) [2]	8	(1)
Net investment income	185	310
Net realized capital losses	(289)	(134)
Other expenses	(50)	(57)
Income tax (expense) benefit	3	(124)

Ongoing Operations	111	312
Other Operations	1	14

Total Property & Casualty	112	326
Corporate	(63)	(26)

Net income (loss)	$(1,209)	$145

[1]
Included in net income (loss) for the three months ended March 31, 2009 of International and Institutional is investment income and interest expense of $11, respectively, on an inter-segment funding agreement for $1.5 billion. This investment income and interest expense is eliminated in Life Other.

[2]	Net of expenses related to service business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3). The following table presents assets and (liabilities) carried at fair value by SFAS 157 Hierarchy Level.

	March 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$62,563	$1,066	$50,223	$11,274
Equity securities, held for trading	27,813	1,743	26,070	—
Equity securities, available-for-sale	1,080	236	334	510
Other investments
Customized derivatives used to hedge U.S. GMWB	937	—	—	937
Other derivatives used to hedge U.S. GMWB	1,249	—	(67)	1,316
Macro hedge program	175	—	24	151
Other investments [1]	616	—	620	(4)

Total other investments	2,977	—	577	2,400
Short-term investments	11,189	6,969	4,220	—
Reinsurance recoverable for U.S. GMWB	1,058	—	—	1,058
Separate account assets [2] [3]	119,224	87,230	31,355	639

Total assets accounted for at fair value on a recurring basis	$225,904	$97,244	$112,779	$15,881

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. GMWB	$(5,829)	$—	$—	$(5,829)
U.K. GMWB	(70)	—	—	(70)
Japan GMWB	(28)	—	—	(28)
Japan GMAB	(3)	—	—	(3)
Institutional notes	(25)	—	—	(25)
Equity linked notes	(5)	—	—	(5)

Total other policyholder funds and benefits payable	(5,960)	—	—	(5,960)
Other liabilities [4]
Other derivatives used to hedge U.S. GMWB	136	—	10	126
Macro hedge program	22	—	—	22
Other liabilities	(510)	—	(134)	(376)

Total other liabilities	(352)	—	(124)	(228)
Consumer notes [5]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(6,316)	$—	$(124)	$(6,192)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of March 31, 2009, $2,350 of cash collateral liability was netted against the derivative asset value in the condensed consolidated balance sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]
Pursuant to the conditions set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), the value of separate account liabilities is set to equal the fair value for separate account assets.

[3]	Excludes approximately $6 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

[4]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the SFAS 157 Level 3 roll-forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[5]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2009.

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		Realized/unrealized					income related
		gains (losses)					to financial
	Fair value	included in:		Purchases,	Transfers	Fair value	instruments
	as of	Net		issuances,	in and/or	as of	still held at
	December 31,	income		and	(out) of	March 31,	March 31,
Asset (Liability)	2008	[1], [2]	AOCI [3]	settlements	Level 3 [4]	2009	2009 [2]
Assets
Fixed maturities, available-for-sale	$11,810	$(221)	$(449)	$175	$(41)	$11,274	$(93)
Equity securities, available-for-sale	541	(1)	(75)	(4)	49	510	(1)
Freestanding derivatives [5]
Customized derivatives used to hedge U.S. GMWB	941	(4)	—	—	—	937	(4)
Other freestanding derivatives used to hedge U.S. GMWB	1,696	133	—	(387)	—	1,442	116
Macro hedge program	137	(21)	—	57	—	173	(21)
Other freestanding derivatives	(281)	(90)	(5)	(1)	(3)	(380)	(82)

Total freestanding derivatives	2,493	18	(5)	(331)	(3)	2,172	9
Reinsurance recoverable for U.S. GMWB [1]	1,302	(252)	—	8	—	1,058	(252)
Separate accounts [6]	786	(123)	—	87	(111)	639	(85)

Supplemental Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3 [7]	$2,664	$118	$—	$(460)	$—	$2,322	$118

Liabilities
Other policyholder funds and benefits payable accounted for at fair value [1]
U.S. GMWB	$(6,526)	$728	$—	$(31)	$—	$(5,829)	$728
U.K. GMWB	(64)	(4)	—	(2)	—	(70)	(4)
Japan GMWB	(30)	(1)	4	(1)	—	(28)	(1)
Japan GMAB	—	(2)	—	(1)	—	(3)	(2)
Institutional notes	(41)	16	—	—	—	(25)	16
Equity linked notes	(8)	3	—	—	—	(5)	3

Total other policyholder funds and benefits payable accounted for at fair value[1]	(6,669)	740	4	(35)	—	(5,960)	740
Other Liabilities
Derivative Liabilities — Warrants [8]	(163)	70	—	93	—	—	70
Consumer notes	(5)	1	—	—	—	(4)	1

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable)[9]	$(2,560)	$594	$—	$(483)	$—	$(2,449)	$594

[1]
The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains/losses except for $1 for the three months ended March 31, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of deferred policy acquisition costs and present value of future profits (“DAC”).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

[3]	AOCI refers to “Accumulated other comprehensive income” in the condensed consolidated statement of comprehensive loss. All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 during the three months ended March 31, 2009 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

[5]
The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported in the condensed consolidated balance sheet in other investments and other liabilities.

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

[8]
On March 26, 2009, certain of the Allianz warrants were reclassified to equity, at their current fair value, as shareholder approval of the conversion of these warrants to common shares was received. See Note 13 for further discussion.

[9]
The net gain on U.S. GMWB since December 31, 2008 was primarily related to liability model assumption updates for withdrawals, lapses and credit standing, which totaled $550, pre-tax, and $219, after-tax and DAC amortization.

During the first quarter of 2009, the Company updated the following assumptions used in its estimates of fair value for living benefit obligations and related uncollateralized reinsurance recoverable assets:
•
Credit Standing Adjustment. This assumption makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, the Company changed its estimate of the Credit Standing Adjustment to incorporate observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates provided by rating agencies, adjusted for market recoverability. The changes made in the first quarter of 2009, resulted in a realized gain of $383, before-tax, for U.S. GMWB liabilities and a realized loss of $185, before-tax, for uncollateralized reinsurance recoverable assets.

•
Behavior Risk Margin and Other Policyholder Behavior Assumptions. The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions. During the first quarter of 2009, the Company revised certain adverse assumptions in the behavior risk margin for withdrawals, lapses and annuitization behavior as emerging policyholder behavior experience suggested the prior adverse policyholder behavior assumptions were no longer representative of an appropriate margin for risk. These changes, as well as other policyholder behavior assumption updates, resulted in a realized gain of $352, before-tax.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Assets (Liabilities) Carried at Fair Value by SFAS 157 Hierarchy Level

	December 31, 2008
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, available-for-sale	$65,112	$3,541	$49,761	$11,810
Equity securities, held for trading	30,820	1,634	29,186	—
Equity securities, available-for-sale	1,458	246	671	541
Other investments
Other derivatives used to hedge U.S. GMWB	600	—	13	587
Other investments [1]	976	—	1,005	(29)

Total other investments	1,576	—	1,018	558
Short-term investments	10,022	7,025	2,997	—
Reinsurance recoverables for U.S. GMWB	1,302	—	—	1,302
Separate account assets [2] [3]	126,777	94,804	31,187	786

Total assets accounted for at fair value on a recurring basis	$237,067	$107,250	$114,820	$14,997

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. GMWB	$(6,526)	$—	$—	$(6,526)
U.K. GMWB	(64)	—	—	(64)
Japan GMAB	(30)	—	—	(30)
Institutional notes	(41)	—	—	(41)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(6,669)	—	—	(6,669)
Other liabilities [4]
Customized derivatives used to hedge U.S. GMWB	941	—	—	941
Other derivatives used to hedge U.S. GMWB	1,123	—	14	1,109
Macro hedge program	137	—	—	137
Other liabilities	(339)	—	76	(415)

Total other liabilities	1,862	—	90	1,772
Consumer notes [5]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(4,812)	$—	$90	$(4,902)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2008, $574 of cash collateral liability was netted against the derivative asset value in the condensed consolidated balance sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Pursuant to the conditions set forth in SOP 03-1, the value of separate account liabilities is set to equal the fair value for separate account assets.

[3]	Excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

[4]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the SFAS 157 Level 3 roll-forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[5]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2008.

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		Realized/unrealized					income related
	SFAS 157	gains (losses)					to financial
	Fair value	included in:		Purchases,	Transfers	Fair value	instruments
	as of	Net		issuances,	in and/or	as of	still held at
	January 1,	income		and	(out) of	March 31,	March 31,
Asset (Liability)	2008	[1], [2]	AOCI [3]	settlements	Level 3 [4]	2008	2008 [2]
Assets
Fixed maturities	$17,996	$(103)	$(1,110)	$973	$(1,309)	$16,447	$(78)
Equity securities, available-for-sale	1,339	(5)	(119)	91	(21)	1,285	(4)
Freestanding derivatives [5]
Customized derivatives used to hedge U.S. GMWB	91	53	—	—	—	144	53
Other freestanding derivatives used to hedge U.S. GMWB	564	209	—	54	—	827	197
Macro hedge program	18	9	—	—	—	27	9
Other freestanding derivatives	(419)	(192)	3	167	107	(334)	(80)

Total freestanding derivatives	254	79	3	221	107	664	179
Reinsurance recoverable for U.S. GMWB [1] [6]	238	48	—	5	—	291	48
Separate accounts [7]	701	(78)	—	77	(120)	580	(72)

Supplemental Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3 [8]	$643	$334	$—	$94	$—	$1,071	$334

Liabilities
Other policyholder funds and benefits payable accounted for at fair value [1]
U.S. GMWB	$(1,433)	$(493)	$—	$(23)	$—	$(1,949)	$(493)
U.K. GMWB	(17)	—	—	—	—	(17)	—
Japan GMAB	(22)	(4)	—	(1)	—	(27)	(4)
Institutional notes	(24)	(26)	—	—	—	(50)	(26)
Equity linked notes	(21)	6	—	—	—	(15)	6

Total other policyholder funds and benefits payable accounted for at fair value [1]	(1,517)	(517)	—	(24)	—	(2,058)	(517)
Consumer notes	(5)	1	—	—	—	(4)	1

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [9]	$(552)	$(111)	$—	$76	$—	$(587)	$(111)

[1]
The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains/losses except for $1 for the three months ended March 31, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	AOCI refers to “Accumulated other comprehensive income” in the consolidated statement of comprehensive loss. All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 during the three months ended March 31, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

[5]
The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported in the condensed consolidated balance sheet in other investments and other liabilities.

[6]	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

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

[9]	The net loss on U.S. GMWB since January 1, 2008 was primarily related to liability model assumption updates for mortality in the first quarter of 2008.
Fair Value of Significant Asset Sectors within the SFAS 157 Level 3 Securities Classification

	March 31, 2009		December 31, 2008
	Fair	% of Total	Fair	% of Total
	Value	Fair Value	Value	Fair Value
ABS
Below Prime	$1,261	10.7%	$1,643	13.3%
Collateralized Loan Obligations (“CLOs”)	2,043	17.3%	2,131	17.3%
Other	567	4.8%	560	4.5%
Corporate
Matrix priced private placements	4,679	39.7%	4,641	37.6%
Other	1,918	16.3%	1,755	14.2%
Commercial mortgage-backed securities (“CMBS”)	549	4.7%	802	6.5%
Preferred stock	330	2.8%	337	2.7%
Other	437	3.7%	482	3.9%

Total Level 3 securities	$11,784	100.0%	$12,351	100.0%

•	ABS below prime primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

•	ABS CLOs represent senior secured bank loan CLOs which are primarily priced by independent brokers.

•	ABS Other primarily represents broker priced securities.

•	Corporate-matrix priced represents private placement securities that are thinly traded and priced using a pricing matrix which includes significant non-observable inputs.

•
Corporate-Other primarily represents broker-priced public securities and private placement securities qualified for sale under rule 144A, and long dated fixed maturities where the term of significant inputs may not be sufficient to be deemed observable.

•
CMBS primarily represents CMBS bonds and commercial real estate collateralized debt obligations (“CRE CDOs”), which were either fair valued by the Company or by independent brokers due to the illiquidity of this sector.

•	Preferred stock primarily represents lower quality preferred securities that are less liquid due to market conditions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table summarizes the notional amount and fair value of freestanding derivatives in other investments, reinsurance recoverables, embedded derivatives in other policyholder funds and benefits payable and consumer notes as of March 31, 2009 and December 31, 2008. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Reinsurance recoverables for U.S. GMWB [1]	$11,115	$1,058	$11,437	$1,302
Customized derivatives used to hedge U.S. GMWB[2]	9,341	937	10,464	941
Freestanding derivatives used to hedge U.S. GMWB[3]	7,232	1,385	8,156	1,723
U.S. GMWB [1]	46,137	(5,829)	46,734	(6,526)
U.K. GMWB	1,905	(70)	1,672	(64)
Japan GMWB	383	(28)	361	(30)
Japan GMAB	205	(3)	206	—
Macro hedge program [3] [4]	7,102	197	2,188	137
Consumer Notes	64	(4)	70	(5)
Equity Linked Notes	55	(5)	55	(8)

Total	$83,539	$(2,362)	$81,343	$(2,530)

[1]	The decline in fair value for U.S. GMWB and Reinsurance recoverables for U.S. GMWB was primarily related to model assumption updates for withdrawals, lapses and credit standing.

[2]
The decrease in notional amount of customized derivatives used to hedge U.S. GMWB was primarily due to current market conditions causing policyholder account values to decrease. The notional amount on these customized derivatives is the policyholder account value.

[3]
The increase in notional amount and fair value of the macro hedge program and the related decrease in notional and fair value of freestanding derivatives used to hedge U.S. GMWB are primarily due to the rebalancing of the Company’s risk management program to place a greater relative emphasis on protection of statutory surplus.

[4]	The notional amount as of March 31, 2009, includes approximately $1.0 billion of short put option contracts, therefore resulting in a net notional amount of approximately $6.1 billion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

	March 31, 2009				December 31, 2008
	Cost or	Gross	Gross		Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Bonds and Notes
ABS	$8,528	$14	$(2,938)	$5,604	$8,863	$13	$(2,608)	$6,268
CMBS
Agency backed	339	24	—	363	433	16	—	449
Non-agency backed	13,923	35	(6,010)	7,948	14,303	29	(6,005)	8,327
CMOs
Agency backed	732	60	(7)	785	849	46	(8)	887
Non-agency backed	381	—	(133)	248	413	1	(124)	290
Corporate	31,621	480	(4,750)	27,351	31,059	623	(4,501)	27,181
Government/Government agencies
Foreign	862	26	(35)	853	2,786	100	(65)	2,821
United States	5,732	76	(118)	5,690	5,883	112	(39)	5,956
MBS	2,402	69	(3)	2,468	2,243	42	(7)	2,278
States, municipalities and political subdivisions	11,739	247	(733)	11,253	11,406	202	(953)	10,655

Fixed maturities	76,259	1,031	(14,727)	62,563	78,238	1,184	(14,310)	65,112
Equity securities, available-for-sale	1,318	212	(450)	1,080	1,554	203	(299)	1,458

Total securities, available-for-sale	$77,577	$1,243	$(15,177)	$63,643	$79,792	$1,387	$(14,609)	$66,570

Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. As of March 31, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $1.5 billion and $2.9 billion, respectively, which was included in fixed maturities in the condensed consolidated balance sheets. As of March 31, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $1.5 billion and $3.0 billion, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 1 in The Hartford’s 2008 Form 10-K Annual Report. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value which includes the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of March 31, 2009 and December 31, 2008.
The following tables present the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, by investment type and length of time the security was in a continuous unrealized loss position.

	March 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$2,527	$1,952	$(575)	$5,797	$3,434	$(2,363)	$8,324	$5,386	$(2,938)
CMBS — Non-agency backed	5,191	3,683	(1,508)	8,357	3,855	(4,502)	13,548	7,538	(6,010)
CMOs
Agency backed	36	31	(5)	43	41	(2)	79	72	(7)
Non-agency backed	240	169	(71)	140	78	(62)	380	247	(133)
Corporate	14,535	12,406	(2,129)	8,551	5,930	(2,621)	23,086	18,336	(4,750)
Government/Government agencies
Foreign	256	233	(23)	68	56	(12)	324	289	(35)
United States	2,762	2,644	(118)	—	—	—	2,762	2,644	(118)
MBS	18	17	(1)	132	130	(2)	150	147	(3)
States, municipalities and political subdivisions	2,428	2,286	(142)	4,762	4,171	(591)	7,190	6,457	(733)

Total fixed maturities	27,993	23,421	(4,572)	27,850	17,695	(10,155)	55,843	41,116	(14,727)
Equity securities, available-for-sale	945	625	(320)	256	126	(130)	1,201	751	(450)

Total temporarily impaired securities	$28,938	$24,046	$(4,892)	$28,106	$17,821	$(10,285)	$57,044	$41,867	$(15,177)

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$1,870	$1,487	$(383)	$6,811	$4,586	$(2,225)	$8,681	$6,073	$(2,608)
CMBS — Non-agency backed	5,986	4,354	(1,632)	8,110	3,737	(4,373)	14,096	8,091	(6,005)
CMOs
Agency backed	75	68	(7)	34	33	(1)	109	101	(8)
Non-agency backed	332	235	(97)	82	55	(27)	414	290	(124)
Corporate	16,604	14,145	(2,459)	7,028	4,986	(2,042)	23,632	19,131	(4,501)
Government/government agencies
Foreign	1,263	1,211	(52)	43	30	(13)	1,306	1,241	(65)
United States	4,120	4,083	(37)	66	64	(2)	4,186	4,147	(39)
MBS	50	50	—	250	243	(7)	300	293	(7)
States, municipalities and political subdivisions	5,153	4,640	(513)	2,578	2,138	(440)	7,731	6,778	(953)

Total fixed maturities	35,453	30,273	(5,180)	25,002	15,872	(9,130)	60,455	46,145	(14,310)
Equity securities, available-for-sale	1,017	796	(221)	277	199	(78)	1,294	995	(299)

Total temporarily impaired securities	$36,470	$31,069	$(5,401)	$25,279	$16,071	$(9,208)	$61,749	$47,140	$(14,609)

The majority of securities in an unrealized loss position are related to securitized assets, more specifically CMBS and sub-prime residential mortgage-backed securities (“RMBS”), and corporate securities, most significantly within the financial services sector, which have experienced significant price deterioration. Based upon the Company’s cash flow modeling and the expected continuation of contractually required principal and interest payments, and the Company’s assertion of its intent and ability to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of March 31, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans
The Company has whole loan commercial real estate investments with a carrying value of $6.4 billion and $6.5 billion as of March 31, 2009 and December 31, 2008, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties and are diversified both geographically throughout the United States and by property type. As of March 31, 2009, the Company held four mortgage loans with a carrying value of $191 prior to valuation allowances of $99. As of December 31, 2008, the Company held three mortgage loans with a carrying value $91 prior to valuation allowances of $26. The following table presents the activity in the Company’s valuation allowance for mortgage loans.

Valuation Allowance
Balance at December 31, 2008	$26
Additions	74
Deductions	(1)

Balance at March 31, 2009	$99

Variable Interest Entities (“VIEs”)
The Company is involved with VIEs primarily as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor. The Company also has involvement with VIEs as a means of accessing capital.
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has concluded that it is the primary beneficiary and therefore are consolidated in the Company’s consolidated financial statements.

	March 31, 2009			December 31, 2008
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss
CLOs	$312	$62	$250	$339	$69	$257
Limited partnerships	59	2	57	151	43	108
Other investments	152	27	147	249	59	221

Total	$523	$91	$454	$739	$171	$586

[1]
Creditors have no recourse against the Company in the event of default by the VIE. Includes noncontrolling interest in limited partnerships and other investments of $21 and $82 as of March 31, 2009 and December 31, 2008, respectively, that is reported as a separate component of equity in the Company’s Condensed Consolidated Balance Sheet pursuant to SFAS 160.

[2]
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets at cost net of liabilities. The Company has no implied or unfunded commitments to these VIEs.

During the three months ended March 31, 2009, the Company liquidated an investment trust and partially liquidated a hedge fund limited partnership; in each case, the Company was an investor. As a result, the Company is no longer the primary beneficiary and accordingly, it deconsolidated the VIEs.
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has concluded that it is not the primary beneficiary and therefore are not consolidated. Each of these investments has been held by the Company for over two years.

	March 31, 2009			December 31, 2008
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CLOs [1]	$281	$—	$329	$308	$—	$349
CDOs [1]	—	—	14	3	—	15
Other [2]	39	37	5	42	40	5

Total [3]	$320	$37	$348	$353	$40	$369

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost.

[2]
Maximum exposure to loss represents issuance costs that were incurred to establish the contingent capital facility. For further information on the contingent capital facility, see the Variable Interest Entities section of Note 5 in The Hartford’s 2008 Form 10-K Annual Report.

[3]	The Company has no implied or unfunded commitments to these VIEs.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Derivative instruments
Derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value and are presented as assets or liabilities as determined by calculating the net position for each derivative counterparty by legal entity, taking into account income accruals and cash collateral held. The fair value of derivative instruments, excluding income accruals and cash collateral held, are presented as follows:

	Net Derivatives		Asset Derivatives		Liability Derivatives
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2009	2008	2009	2008	2009	2008
Fixed maturities, available-for-sale	$(11)	$(3)	$—	$—	$(11)	$(3)
Other investments	2,977	1,576	4,147	2,172	(1,170)	(596)
Reinsurance recoverables	1,058	1,302	1,058	1,302	—	—
Other policyholder funds and benefits payable	(5,935)	(6,628)	—	—	(5,935)	(6,628)
Consumer notes	(4)	(5)	—	—	(4)	(5)
Other liabilities [1]	(352)	1,862	658	3,460	(1,010)	(1,598)

Total	$(2,267)	$(1,896)	$5,863	$6,934	$(8,130)	$(8,830)

[1]
Included in Other liabilities in the Condensed Consolidated Balance Sheet is a liability value of $(97) and $(2,531) related to derivative collateral as of March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the tables below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk.

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Derivatives designated as hedging	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
instruments under SFAS 133	2009	2008	2009	2008	2009	2008	2009	2008
Cash Flow
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

Balance sheet location — Other investments	$7,035	$4,760	$410	$429	$418	$429	$(8)	$—
Balance sheet location — Other liabilities	3,066	4,270	117	211	118	214	(1)	(3)

Total interest rate swaps	10,101	9,030	527	640	536	643	(9)	(3)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Derivatives designated as hedging	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
instruments under SFAS 133	2009	2008	2009	2008	2009	2008	2009	2008
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

Balance sheet location — Other investments	$582	$570	$41	$50	$93	$99	$(52)	$(49)
Balance sheet location — Other liabilities	530	640	(10)	(57)	43	55	(53)	(112)

Total foreign currency swaps	1,112	1,210	31	(7)	136	154	(105)	(161)

Total cash flow	$11,213	$10,240	$558	$633	$672	$797	$(114)	$(164)

Fair Value
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR.
Balance sheet location — Other investments	$1,051	$1,043	$(40)	$(45)	$12	$16	$(52)	$(61)
Balance sheet location — Other liabilities	990	1,095	(40)	(41)	14	25	(54)	(66)

Total interest rate swaps	2,041	2,138	(80)	(86)	26	41	(106)	(127)
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.
Balance sheet location — Other investments	450	164	(18)	36	33	36	(51)	—
Balance sheet location — Other liabilities	246	532	(51)	(93)	—	11	(51)	(104)

Total foreign currency swaps	696	696	(69)	(57)	33	47	(102)	(104)

Total fair value	$2,737	$2,834	$(149)	$(143)	$59	$88	$(208)	$(231)

Total derivatives designated as hedging instruments under SFAS 133	$13,950	$13,074	$409	$490	$731	$885	$(322)	$(395)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Derivatives not designated as hedging	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
instruments under SFAS 133	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate swaps, caps, floors, and forwards
The Company uses interest rate swaps, caps and floors to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2009 and December 31, 2008, the notional amount of interest rate swaps in offsetting relationships was $6.8 billion.

Balance sheet location — Other investments	$5,052	$3,139	$130	$112	$618	$329	$(488)	$(217)
Balance sheet location — Other liabilities	2,968	5,017	(213)	(209)	120	602	(333)	(811)

Total interest rate swaps, caps, floors, and forwards	8,020	8,156	(83)	(97)	738	931	(821)	(1,028)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Derivatives not designated as hedging	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
instruments under SFAS 133	2009	2008	2009	2008	2009	2008	2009	2008
Foreign currency swaps, forwards, and swaptions
The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.
The Company also enters into foreign currency interest rate swaps and swaptions to hedge Yen interest rate exposures related to certain liability contracts assumed from HLIKK.
Balance sheet location — Fixed maturities, available-for-sale	$185	$185	$—	$—	$—	$—	$—	$—
Balance sheet location — Other investments	101	256	9	11	12	13	(3)	(2)
Balance sheet location — Other liabilities	134	672	13	10	14	19	(1)	(9)

Total foreign currency swaps, forwards, and swaptions	420	1,113	22	21	26	32	(4)	(11)
Credit derivatives that purchase credit protection
The Company enters into credit default swap agreements in which the Company reduces credit risk to an individual entity. These contracts require the Company to pay a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company enters into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors.

Balance sheet location — Other investments	2,558	2,528	166	248	190	267	(24)	(19)
Balance sheet location — Other liabilities	1,950	1,140	71	92	100	94	(29)	(2)

Total credit derivatives that purchase credit protection	4,508	3,668	237	340	290	361	(53)	(21)
Credit derivatives that sell credit protection [1]
The Company enters into credit default swap agreements in which the Company assumes credit risk of an individual entity, referenced index or asset pool. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuers. Also included are embedded derivatives associated with credit linked notes. The maximum potential future exposure to the Company is the notional amount of the swap contracts.

Balance sheet location — Fixed maturities, available-for-sale	117	117	(11)	(3)	—	—	(11)	(3)
Balance sheet location — Other investments	335	625	(101)	(155)	—	—	(101)	(155)
Balance sheet location — Other liabilities	740	457	(368)	(245)	—	—	(368)	(245)

Total credit derivatives that sell credit protection	1,192	1,199	(480)	(403)	—	—	(480)	(403)
Credit derivatives in offsetting positions
The Company enters into credit default swap agreements to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Balance sheet location — Other investments	1,946	1,663	(5)	47	79	111	(84)	(64)
Balance sheet location — Other liabilities	655	963	(5)	(58)	71	14	(76)	(72)

Total credit derivatives in offsetting positions	2,601	2,626	(10)	(11)	150	125	(160)	(136)
Contingent Capital Facility Put Option
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

Balance sheet location — Other investments	500	500	39	42	39	42	—	—

Total contingent capital facility	500	500	39	42	39	42	—	—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Derivatives not designated as hedging	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
instruments under SFAS 133	2009	2008	2009	2008	2009	2008	2009	2008
Japanese fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and Yen interest rate exposures associated with the Yen denominated individual fixed annuity product.

Balance sheet location — Other investments	$2,031	$922	$176	$165	$191	$165	$(15)	$—
Balance sheet location — Other liabilities	242	1,412	12	218	16	218	(4)	—

Total Japanese fixed annuity hedging instruments	2,273	2,334	188	383	207	383	(19)	—
Guaranteed Minimum Accumulation Benefit (“GMAB”) product derivatives [1]
During 2007, the Company launched its “3Win” product with both GMAB and GMIB riders attached to certain Japanese variable annuity products. The GMAB is a bifurcated embedded derivative that provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional value of the embedded derivative is the Yen denominated GRB balance converted to U.S. dollars at the current March 31, 2009, and December 31, 2008, foreign spot exchange rate, respectively.

Balance sheet location — Other policyholder funds and benefits payable	205	206	(3)	—	—	—	(3)	—

Total GMAB product derivatives	205	206	(3)	—	—	—	(3)	—
Japan 3Win hedging derivatives
The Japan 3Win product offers both GMAB and GMIB riders attached to certain variable annuity contracts. If the policyholder account value drops below 80% of the initial deposit, either a GMIB must be exercised or the policyholder can elect a lump sum payment. During the fourth quarter of 2008, nearly all contract holder account values had dropped below 80% of the initial deposit, at which point the majority of policyholders had elected to exercise the GMIB. During the first quarter of 2009, the Company traded foreign currency swaps to hedge the foreign currency risk associated with the GMIB reinsurance fixed payments.

Balance sheet location — Other investments	2,214	—	(196)	—	—	—	(196)	—
Balance sheet location — Other liabilities	526	—	(35)	—	—	—	(35)	—

Total Japanese fixed annuity hedging instruments	2,740	—	(231)	—	—	—	(231)	—
GMWB product derivatives [1]
The Company offers certain variable annuity products with a GMWB rider, primarily in the U.S. and, to a lesser extent, the U.K. and Japan. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB balance. For a further discussion, see the Derivative Instruments section of Note 1.

Balance sheet location — Other policyholder funds and benefits payable	48,425	48,767	(5,927)	(6,620)	—	—	(5,927)	(6,620)

Total GMWB product derivatives	48,425	48,767	(5,927)	(6,620)	—	—	(5,927)	(6,620)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Derivatives not designated as hedging	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
instruments under SFAS 133	2009	2008	2009	2008	2009	2008	2009	2008
GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.

Balance sheet location — Reinsurance recoverables	$11,115	$11,437	$1,058	$1,302	$1,058	$1,302	$—	$—

Total GMWB reinsurance contracts	11,115	11,437	1,058	1,302	1,058	1,302	—	—
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure to the income volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, put and call options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.

Balance sheet location — Other investments	13,589	2,265	2,186	599	2,252	627	(66)	(28)
Balance sheet location — Other liabilities	2,985	16,355	136	2,065	140	2,070	(4)	(5)

Total GMWB hedging instruments	16,574	18,620	2,322	2,664	2,392	2,697	(70)	(33)
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

The Company may also enter into equity indexed futures to hedge the equity volatility of certain liability contracts.
Balance sheet location — Fixed maturities, available-for-sale	—	2	—	—	—	—	—	—
Balance sheet location — Other investments	88	25	(7)	1	2	2	(9)	(1)
Balance sheet location — Other liabilities	9	101	(1)	(4)	—	1	(1)	(5)
Balance sheet location — Consumer notes	64	70	(4)	(5)	—	—	(4)	(5)
Balance sheet location — Other policyholder funds and benefits payable	58	58	(5)	(8)	—	—	(5)	(8)

Total equity index swaps, options, and futures	219	256	(17)	(16)	2	3	(19)	(19)
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts that convert Euros to Yen in order to economically hedge the foreign currency risk associated with certain assumed Japanese variable annuity products.

Balance sheet location — Other investments	239	207	12	36	20	36	(8)	—
Balance sheet location — Other liabilities	—	52	—	(1)	—	—	—	(1)

Total Japanese variable annuity hedging instruments	239	259	12	35	20	36	(8)	(1)
Macro hedge program
The Company utilizes option contracts as well as futures contracts to partially hedge the statutory reserve impact of equity risk and foreign currency risk arising primarily from GMDB and GMWB obligations against a decline in the equity markets or changes in foreign currency exchange rates. The notional amount as of March 31, 2009, includes approximately $1.0 billion of short put option contracts, therefore resulting in a net notional amount of approximately $6.1 billion.

Balance sheet location — Other investments	2,302	—	175	—	188	—	(13)	—
Balance sheet location — Other liabilities	4,800	2,188	22	137	22	137	—	—

Total macro hedge program	7,102	2,188	197	137	210	137	(13)	—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Derivatives not designated as hedging	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
instruments under SFAS 133	2009	2008	2009	2008	2009	2008	2009	2008
Warrants [1]
During the fourth quarter of 2008, the Company issued warrants to purchase the Company’s Series C Non-Voting Contingent Convertible Preferred Stock. See Note 21 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report for a discussion of Allianz SE’s investment in The Hartford. These warrants were subject to the receipt of certain shareholder approvals and upon the Company’s inability to obtain such approvals on a timely basis, the Company was subject to a separate cash payment to the investor. EITF 00-19 required that the warrants and the separate cash payment be accounted for as a derivative liability at December 31, 2008. During the first quarter of 2009, the requisite approvals were obtained and the warrants were no longer required to be accounted for as derivatives and were reclassified to equity.

Balance sheet location — Other liabilities	$—	$869	$—	$(163)	$—	$—	$—	$(163)

Total warrants	—	869	—	(163)	—	—	—	(163)

Total derivatives not designated as hedging instruments under SFAS 133	$106,133	$102,198	$(2,676)	$(2,386)	$5,132	$6,049	$(7,808)	$(8,435)

Total derivatives	$120,083	$115,272	$(2,267)	$(1,896)	$5,863	$6,934	$(8,130)	$(8,830)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.
Change in Notional Amount
The notional amount of derivatives in cash-flow hedge relationships increased $973 during the first quarter of 2009 primarily due to an increase in interest rate swaps used to convert interest receipts from floating-rate securities to fixed rates.
The notional amount of derivatives not designated as hedging instruments under SFAS 133 increased $3.9 billion during the first quarter of 2009 primarily due to the following:
•
The Company increased the notional amount of derivatives associated with the macro hedge program by approximately $4.9 billion as a result of the Company rebalancing its risk management strategy to place a greater relative emphasis on the protection of statutory surplus. Approximately $1.0 billion of the $4.9 billion increase in notional amount represents short put option contracts, therefore resulting in a net increase in notional of approximately $3.9 billion.

•	The Company added approximately $2.7 billion in notional related to foreign currency swaps used to hedge the GMIB fixed payments associated with the Japan 3Win product.

•	These amounts were partially offset by a decrease in notional amount of derivatives associated with GMWB riders. Refer to Note 4 for further discussion.
Change in Fair Value
The decrease of $371 in the total fair value of derivative instruments since December 31, 2008, was primarily related to the following:
•
During the first quarter of 2009, the Company began hedging the foreign currency risk associated with the Japan 3Win product. The hedging derivatives declined in value due to the Japanese Yen weakening against the U.S. dollar since inception of the hedges.

•	The fair value of the Japanese fixed annuity hedging instruments decreased primarily due to the Japanese Yen weakening against the U.S. dollar.

•	The fair value related to credit derivatives that purchase credit protection decreased as a result of credit spreads tightening.

•	The fair value related to credit derivatives that sell credit protection decreased as a result of credit spreads widening on certain credit default basket swaps.

•	The decrease was partially offset by an increase in fair value of GMWB related derivatives primarily due to liability model assumption updates. Refer to Note 4 for further discussion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Cash-Flow Hedges
For derivative instruments that are designated and qualify as cash-flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash-flow hedges:

Derivatives in Cash-Flow Hedging Relationships For The Three Months Ended March 31,
	Gain or (Loss)
	Recognized in OCI on
	Derivative (Effective		Gain or (Loss) Recognized in Income on
	Portion)		Derivative (Ineffective Portion)
	2009	2008	Location	2009	2008
Interest rate swaps	$(85)	$139	Net realized capital gain/(loss)	$(1)	$2
Foreign currency swaps	15	(64)	Net realized capital gain/(loss)	14	(1)

Total	$(70)	$75		$13	$1

Derivatives in Cash-Flow Hedging Relationships For The Three Months Ended March 31,
	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2009	2008
Interest rate swaps	Net realized capital gain/(loss)	$(9)	$—
Interest rate swaps	Net investment income (loss)	9	(8)
Foreign currency swaps	Net realized capital gain/(loss)	(18)	(42)
Foreign currency swaps	Net investment income	1	—

Total		$(17)	$(50)

For the three months ended March 31, 2009 and 2008, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $39 and $(21), respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is four years.
For the three months ended March 31, 2009 and 2008, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair-Value Hedges
For derivative instruments that are designated and qualify as a fair-value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of all fair-value hedges as follows:

Derivatives in Fair-Value Hedging Relationships
		Gain or (Loss) Recognized in Income [1]
		Derivative		Hedge Item
		Three Months Ended		Three Months Ended
		March 31,		March 31,
	Location	2009	2008	2009	2008
Interest rate swaps	Net realized capital gain/(loss)	$17	$(83)	$(17)	$82
Interest rate swaps	Benefits, losses and loss adjustment expenses	(16)	28	17	(26)
Foreign currency swaps	Net realized capital gain/(loss)	(16)	31	16	(31)
Foreign currency swaps	Benefits, losses and loss adjustment expenses	5	1	(5)	(1)

Total		$(10)	$(23)	$11	$24

[1]
The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Derivatives Not Designated as Hedging Instruments
For derivative instruments that are not designated as hedges under SFAS 133, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on derivatives not designated as hedging instruments for the three months ended March 31, 2009 and 2008:

Derivatives Not Designated as SFAS 133 Hedging Instruments
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses
	Three Months Ended
	March 31,
	2009	2008
Interest rate swaps, caps, floors, and forwards	$15	$41
Foreign currency swaps, forwards, and swaptions	10	(6)
Credit derivatives that purchase credit protection	(111)	137
Credit derivatives that sell credit protection	(80)	(345)
Contingent capital facility put option	(4)	1
Japanese fixed annuity hedging instruments[1]	(168)	182
GMAB product derivatives	(2)	(28)
Japan 3Win hedging derivatives[2]	(229)	—
GMWB product derivatives	723	(1,223)
GMWB reinsurance contracts	(252)	158
GMWB hedging instruments	118	329
Equity index swaps, options, and futures	(3)	3
Japanese variable annuity hedging instruments	(11)	3
Macro hedge program	204	9
Warrants	70	—

Total	$280	$(739)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $205 and $(203) for the three months ended March 31, 2009 and 2008, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $184 from inception of the hedge through March 31, 2009.
For the three months ended March 31, 2009, the net realized capital gain of $280 related to derivatives not designated as hedging instruments under SFAS 133 was primarily due to the following:
•	The net gain associated with GMWB related derivatives was primarily due to liability model changes and assumption updates. For further discussion, refer to Note 4.

•	The net gain on the macro hedge program was primarily the result of a decline in the equity markets.

•
The gain on warrants associated with the Allianz transaction was primarily due to a decrease in the Company’s stock price. See Note 21 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report for a discussion of Allianz SE’s investment in The Hartford.

•
These gains were partially offset by a loss on credit derivatives that purchase credit protection primarily due to corporate credit spreads tightening and a loss on credit derivatives that sell credit protection driven by credit spreads widening on certain credit default basket swaps.

•	There were also losses on the Japanese fixed annuity hedging instruments and the Japan 3Win hedging derivatives, primarily resulting from the Japanese Yen weakening against the U.S. dollar.
For the three months ended March 31, 2008, the net realized capital loss of $739 related to derivatives not designated as hedging instruments under SFAS 133 was primarily due to the following:
•	For a discussion on the net loss associated with GMWB related derivatives, refer to Note 4.

•	The loss on credit derivatives that sell credit protection and the gain on credit derivatives that purchase credit protection were primarily due to credit spreads widening.

•	These losses were partially offset by a gain on the Japanese fixed annuity hedging instruments, primarily resulting from the Japanese Yen strengthening against the U.S. dollar.
Refer to Note 9 for additional disclosures regarding contingent credit related features in derivative agreements.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2009 and December 31, 2008.

As of March 31, 2009
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$60	$(1)	4 years	Corporate Credit	A-	$35	$(7)
Below investment grade risk exposure	75	(14)	3 years	Corporate Credit	B-	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,766	(324)	5 years	Corporate Credit	BBB+	991	45
Investment grade risk exposure	275	(105)	8 years	CMBS Credit	AAA-	275	105
Below investment grade risk exposure	200	(177)	6 years	Corporate Credit	CCC	—	—
Credit linked notes
Investment grade risk exposure	117	106	2 years	Corporate Credit	BBB+	—	—

Total	$2,493	$(515)				$1,301	$143

As of December 31, 2008
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$60	$(1)	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	82	(19)	4 years	Corporate Credit	B-	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,778	(235)	5 years	Corporate Credit	A-	1,003	21
Investment grade risk exposure	275	(92)	8 years	CMBS Credit	AAA	275	92
Below investment grade risk exposure	200	(166)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	117	106	2 years	Corporate Credit	BBB+	—	—

Total	$2,512	$(407)				$1,313	$104

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

[4]
Includes $1.9 billion of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $325 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Unlock Results
During the first quarter of 2009, the Company failed its quarterly tests resulting in an Unlock of future estimated gross profits (the “Unlock”). The policy related in-force or account values at March 31, 2009 were used to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the first quarter was as follows:

			Death and
		Unearned	Income	Sales
Segment	DAC and	Revenue	Benefit	Inducement
After-tax (Charge) Benefit	PVFP	Reserves	Reserves [1]	Assets	Total
Retail	$(666)	$52	$(328)	$(43)	$(985)
Retirement Plans	(54)	—	(2)	(1)	(57)
Individual Life	(67)	41	—	—	(26)
International	(88)	—	(333)	(1)	(422)
Corporate	(4)	—	—	—	(4)

Total	$(879)	$93	$(663)	$(45)	$(1,494)

[1]
As a result of the Unlock, death benefit reserves, in Retail, increased $1,048, pre-tax, offset by an increase of $543, pre-tax, in reinsurance recoverables. In International, death benefit reserves increased $536 pre-tax, offset by an increase of $25, pre-tax, in reinsurance recoverables.

Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2009	2008
Balance, January 1	$11,988	$10,514
Deferred costs	222	428
Amortization — Deferred policy acquisition costs and present value of future profits [1]	(392)	55
Amortization — Unlock, pre-tax	(1,344)	—
Adjustments to unrealized gains and losses on securities, available-for-sale and other	513	368
Effect of currency translation adjustment	(159)	221

Balance, March 31	$10,828	$11,586

[1]
The increase in amortization from the prior year period is due to lower actual gross profits in 2008 resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008.

Property & Casualty

	2009	2008
Balance, January 1	$1,260	$1,228
Deferred costs	512	528
Amortization — Deferred policy acquisition costs	(523)	(523)

Balance, March 31	$1,249	$1,233

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three months ended March 31, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death, withdrawal, income, accumulation, and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death and income benefits are offered in various forms as described in further detail throughout this Note 7. The Company reinsures a portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”), Japan GMDB/guaranteed minimum income benefits (“GMIB”), and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2009	$870	$229	$40
Incurred	108	29	7
Paid	(161)	(41)	—
Unlock	1,051	534	—
Currency translation adjustment	—	(23)	—

Liability balance as of March 31, 2009	$1,868	$728	$47

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $1,116 as of March 31, 2009. The reinsurance recoverable asset related to the Japan GMDB was $49 as of March 31, 2009. The reinsurance recoverable asset related to the UL secondary guarantees was $17 as of March 31, 2009.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of March 31, 2009:

Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [9]	at Risk [9]	Annuitant
MAV only	$23,212	$15,815	$5,452	66
With 5% rollup [2]	1,689	1,238	519	65
With Earnings Protection Benefit Rider (“EPB”) [3]	4,698	2,707	277	62
With 5% rollup & EPB	676	437	85	65

Total MAV	30,275	20,197	6,333
Asset Protection Benefit (“APB”) [4]	23,290	9,335	6,212	63
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,038	550	550	61
Reset [6] (5-7 years)	3,093	1,313	1,312	67
Return of Premium [7]/Other	16,757	4,592	4,319	63

Subtotal U.S. Guaranteed Minimum Death Benefits	74,453	35,987	18,726	64
Japan Guaranteed Minimum Death and Income Benefit [8]	26,567	8,960	7,619	67

Total at March 31, 2009	$101,020	$44,947	$26,345

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

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

[8]
Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $28 billion and $30.6 billion as of March 31, 2009 and December 31, 2008, respectively.

[9]
Net amount at risk and retained net amount at risk are highly sensitive to equity markets movements for example, as equity market declines, net amount at risk and retained net amount at risk will generally increase.

See Note 4 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
8. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Company’s Unlock, the Company unlocked the amortization of the sales inducement asset. See Note 6 for more information concerning the Unlock.
Changes in deferred sales inducement activity were as follows for the three months ended March 31:

	2009	2008
Balance, January 1	$553	$467
Sales inducements deferred	15	40
Amortization charged to income	(39)	(4)
Amortization — Unlock	(69)	—

Balance, end of period, March 31	$460	$503

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Investment and Savings Plan ERISA Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed in March 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. The Company disputes the allegations and intends to defend the actions vigorously.
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company has petitioned the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling. Proceedings in the district court are stayed until proceedings in the Second Circuit conclude.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid approximately $84.3 to eligible claimants in connection with the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers commenced an arbitration to resolve the dispute, which resulted in an award in the Company’s favor. The primary insurer on the program has agreed to be bound by that award. Management believes it is probable that the Company’s coverage position ultimately will be sustained as to all applicable layers of coverage.
Asbestos and Environmental Claims — As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2008 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
Shareholder Demand — Like the boards of directors of many other companies, the Board has received a demand from SEIU Pension Plans Master Trust, which purports to be a current holder of the Company’s common stock. The demand requests the Board to bring suit to recover alleged excessive compensation paid to senior executives of the Company from 2005 through the present and to change the Company’s executive compensation structure. The Board is conducting an investigation of the allegations in the demand.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity with the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2009, is $433. Of this $433, the insurance operating entities have posted collateral of $325 in the normal course of business. Based on derivative market values as of March 31, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $50 to be posted as collateral. Based on derivative market values as of March 31, 2009, a downgrade by either Moody’s or S&P of two levels below the insurance operating entities’ current financial strength ratings could require approximately an additional $95 of assets to be posted as collateral. These collateral amounts could change as derivative market values change or as a result of changes in our hedging activities.
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended March 31, 2009 and 2008 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$26	$30	$1	$2
Interest cost	60	56	6	5
Expected return on plan assets	(69)	(69)	(3)	(3)
Amortization of prior service credit	(2)	(2)	—	—
Amortization of actuarial (gain) loss	18	13	—	(1)

Net periodic benefit cost	$33	$28	$4	$3

11. Stock Compensation Plans
The Company has two primary stock-based compensation plans, The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2008 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues shares from treasury in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $13 and $18 for the three months ended March 31, 2009 and 2008, respectively. The income tax benefit recognized for stock-based compensation plans was $4 and $6 for the three months ended March 31, 2009 and 2008, respectively. The Company did not capitalize any cost of stock-based compensation. As of March 31, 2009, the total compensation cost related to non-vested awards not yet recognized was $61, which is expected to be recognized over a weighted average period of 1.8 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Debt
Commercial Paper
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
The Company registered with the CPFF in order to sell up to a maximum of $375 to the facility of which it issued the full amount as of December 31, 2008. The Company’s commercial paper must be rated A-1/P-1/F1 by at least two ratings agencies to be eligible for the program. In the first quarter of 2009, Moody’s, S&P and Fitch downgraded the Company’s commercial paper rating, rendering the Company ineligible to sell additional commercial paper under the CPFF program going forward. As a result, the Company will be required to pay the commercial paper issued under the CPFF program from existing sources of liquidity. As of March 31, 2009, the Company has paid $21 of maturing commercial paper with the remaining $354 paid as of April 30, 2009.
Consumer Notes
As of March 31, 2009 and December 31, 2008, $1.2 billion and $1.2 billion, respectively, of consumer notes were outstanding. As of March 31, 2009, these consumer notes have interest rates ranging from 4.0% to 6.3% for fixed notes and, for variable notes, based on March 31, 2009 rates, notes indexed to the consumer price index plus 80 to 267 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. For the three months ended March 31, 2009 and 2008, interest credited to holders of consumer notes was $13 and $13, respectively.
For additional information regarding consumer notes, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
13. Equity
Stockholders’ Equity
On March 26, 2009, the Company’s shareholders approved the conversion of the Series C Preferred Stock underlying certain warrants issued to Allianz SE in October 2008 into 34,308,872 shares of The Hartford’s common stock. As a result of this shareholder approval, the Company is not obligated to pay Allianz SE any cash payment related to these warrants and therefore these warrants no longer provide for any form of net cash settlement outside the Company’s control. As such, the warrants to purchase the Series C Preferred Stock were reclassified from other liabilities to equity at their fair value. As of March 26, 2009, the fair value of these warrants was $93. For the three months ended March 31, 2009, the Company recognized a gain of $70, representing the change in fair value of the warrants through March 26, 2009.
Noncontrolling Interests
The Company adopted SFAS 160 on January 1, 2009. The scope of this Statement applies to all entities that prepare consolidated financial statements and as such, includes VIEs in which the Company has concluded that it is the primary beneficiary. See Note 5 for further discussion of the Company’s involvement in VIEs. The Company also holds the majority interest in certain general account mutual funds, in which it has provided seed money. The scope of FAS 160 also applies to these mutual fund investments. Upon adoption of SFAS 160, the Company reclassified $92 as of January 1, 2008 from liabilities to equity, representing the noncontrolling interest of other investors in these VIEs and mutual fund investments. The noncontrolling interest within these entities is likely to change, as these entities represent investment vehicles whereby investors may frequently redeem or contribute to these investments. As such, the change in noncontrolling ownership interest represented in the Company’s Condensed Consolidated Statement of Changes in Equity will primarily represent redemptions and additional subscriptions within these investment vehicles.
The following table represents the change in noncontrolling ownership interest recorded in the Company’s Condensed Statement of Changes in Equity for the VIEs and Mutual Fund Seed Investments as of March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Redemptions of The Hartford’s interest in VIEs and Mutual Fund Investments resulting in deconsolidation [1]	$(41)	$(5)
Net (Redemptions) and Subscriptions from noncontrolling interests	(23)	25

Total change in noncontrolling interest ownership	$(64)	$20

[1]
The redemptions of The Hartford’s interest in VIEs and Mutual Fund Investments in the first quarter of 2009 and 2008 resulted in a loss of $1 and gain of less than $1, respectively which were recognized in realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Goodwill
The carrying amount of goodwill allocated to reporting segments as of March 31, 2009 and December 31, 2008 is shown below.

	March 31,	December 31,
	2009	2008
Life
Retail	$159	$159
Individual Life	224	224
Retirement Plans	87	79

Total Life	470	462
Property & Casualty
Personal Lines	119	119
Specialty Commercial	30	30

Total Property & Casualty	149	149
Corporate	417	449

Total Goodwill	$1,036	$1,060

The Company’s goodwill impairment test performed during the first quarter of 2009 for the Life reporting units, resulted in a write-down of $32 in the Institutional reporting unit of Corporate. Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Life in 2000 and is allocated to the various Life reporting units. As a result of rating agency downgrades of Life’s financial strength ratings during the first quarter of 2009 and high credit spreads related to The Hartford, in the current market, the Company believes its ability to generate new business in the Institutional reporting unit will remain pressured for ratings-sensitive products. The Company believes goodwill associated with the Institutional line of business is impaired due to the pressure on new sales for Institutional’s ratings-sensitive business and the significant unrealized losses in Institutional’s investment portfolios.
15. Sale of First State Management Group
On March 31, 2009, the Company sold First State Management Group, Inc. (“FSMG”), its core excess and surplus lines property business, to Beazley Group PLC (“Beazley”) for $24, resulting in a gain on sale of $18 before-tax and $12 after-tax. Included in the sale were approximately $1 in net assets of FSMG and the sale price is adjustable subsequent to closing based on the value of the net assets at the closing date. The net assets sold to Beazley did not include invested assets, unearned premium or deferred policy acquisition costs related to the in-force book of business. Rather, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. Under the terms of the purchase and sale agreement, the Company continues to be obligated for all losses and loss adjustment expenses incurred on or before March 31, 2009. The retained net loss and loss adjustment expense reserves totaled $194 as of March 31, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2009, compared with December 31, 2008, and its results of operations for the three months ended March 31, 2009, compared to the equivalent 2008 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2008 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainties that are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as well as Part I, Item 1A, Risk Factors in The Hartford’s 2008 Form 10-K Annual Report. These important risks and uncertainties include, without limitation, uncertainties related to the depth and duration of the current recession and financial market conditions, which continued to adversely affect the Company’s business and results in the first quarter of 2009, the extent of the impact on the Company’s results and prospects of recent downgrades in the Company’s financial strength and credit ratings and the impact of any further downgrades on the Company’s business and results; the success of management’s initiatives to stabilize the Company’s ratings and mitigate and reduce risks associated with various business lines; whether, if and to what extent the federal government will approve the Company’s application to participate in the Capital Purchase Program under the Emergency Economic Stabilization Act of 2008; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the amount of statutory capital that the Company has, changes to the statutory reserves and/or risk based capital requirements, and the Company’s ability to hold sufficient statutory capital to maintain financial strength and credit ratings; the possibility of general economic and business conditions that are less favorable than anticipated; the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities; losses due to nonperformance or defaults by others; the availability of our commercial paper program; the potential for further acceleration of DAC amortization; the potential for further impairments of our goodwill; the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.
INDEX

Overview	42
Critical Accounting Estimates	42
Consolidated Results of Operations	45
Life	52
Retail	59
Individual Life	61
Retirement Plans	62
Group Benefits	63
International	64
Institutional	65
Other	66
Property & Casualty	67
Total Property & Casualty	76
Ongoing Operations	77
Personal Lines	80
Small Commercial	84
Middle Market	87
Specialty Commercial	90
Other Operations (Including Asbestos and Environmental Claims)	93
Investments	97
Investment Credit Risk	106
Capital Markets Risk Management	117
Capital Resources and Liquidity	122
Accounting Standards	129

OVERVIEW
The Hartford is an insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 52. For further overview of Property & Casualty’s profitability and analysis, see page 67.
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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities; pension and other postretirement benefit obligations; contingencies relating to corporate litigation and regulatory matters; and goodwill impairment. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the condensed consolidated financial statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of the critical accounting estimates not discussed below, see MD&A in The Hartford’s 2008 Form 10-K Annual Report.
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

	Individual Variable Annuities -		Individual Variable Annuities -
	U.S.		Japan		Individual Life
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008
DAC	$3,879	$4,844	$1,514	$1,834	$2,795	$2,931
Sales Inducements	$346	$436	$23	$19	$37	$36
URR	$30	$109	$—	$—	$1,151	$1,299
SOP 03-1 reserves	$1,864	$867	$728	$229	$47	$40
For most contracts, the Company estimates gross profits over a 20 year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended March 31, 2009 and 2008 was an increase to amortization of $171 and $24, respectively.
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

The Company’s current 20 year separate account return assumption is approximately 7.2% (after fund fees, but before mortality and expense charges) for U.S. products and 5.1% (after fund fees, but before mortality and expense charges) in aggregate for all Japanese products, but varies from product to product. Through March 31, 2009, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that had been calibrated to our estimated separate account return. Beginning in the second quarter of 2009, the Company will derive EGPs from a deterministic reversion to mean separate account return projection. Reversion to mean is a method commonly used by insurance entities to project future separate account returns. Through this method, the Company will “true-up” the DAC model account values to their actual amounts at the end of each quarter and through a consideration of recent returns, we will initially adjust future projected returns over a five year period so that the account value grows at the long-term expected rate of return for the entire period, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a DAC unlock each quarter. However, benefits and assessments used in the determination of SOP 03-1 reserves will still be derived from a set of stochastic scenarios that have been calibrated to our reversion to mean separate account returns. The following table summarizes the general impacts to individual variable annuity EGPs and earnings for DAC amortization caused by changes in separate account returns, mortality and future lapse rate assumptions:

Impact on Earnings for DAC
Assumption	Impact to EGPs	Amortization
Future separate account return increases	Increase: As expected fee income would increase and expected claims would decrease.	Benefit
Future separate account return decreases	Decrease: As expected fee income would decrease and expected claims would increase.	Charge
Future mortality increases	Decrease: As expected fee income would decrease because the time period in which fees would be collected would be reduced and claims would increase.	Charge
Future mortality decreases	Increase: As expected fee income would increase because the time period in which fees would be collected would increase and claims would decrease.	Benefit
Future lapse rate increases	Decrease: As expected fee income would decrease because the time period in which fees would be collected would be reduced at a greater rate than claims would decrease. [1]	Charge [1]
Future lapse rate decreases	Increase: As expected fee income would increase because the time period in which fees would be collected would increase at a greater rate than claims would increase. [1]	Benefit [1]

[1]	If a contract is significantly in-the-money such that expected lifetime claims exceed lifetime fee income, this relationship would reverse.
In addition to changes to the assumptions described above, changes to other policyholder behaviors such as resets, partial surrenders, reaction to price increases, and asset allocations could cause EGPs to fluctuate.
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. Even though the Company will be moving to a reversion to mean process for determining future separate account returns, the Company will continue to complete a comprehensive assumption study and refine its estimate of future gross profits, as a result of that study, during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “Unlocking”. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

Prior to adopting the reversion to mean process for determining future separate account returns, in addition to the comprehensive assumption study performed in the third quarter of each year, revisions to best estimate assumptions used to estimate future gross profits were also necessary when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. The Company performed a quantitative process each quarter to determine the reasonable range of EGPs. This process involved the use of internally developed models, which ran a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are assumptions with respect to lapse rates, mortality and expenses, based on the Company’s most recent assumption study. These scenarios were run for the Company’s individual variable annuity businesses in the United States and Japan, the Company’s Retirement Plans businesses, and for the Company’s individual variable universal life business and were used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the Company’s models. If EGPs used in the Company’s models fell outside of the statistical ranges of reasonable EGPs, an “Unlock” would be necessary. If EGPs used in the Company’s models fell inside of the statistical ranges of reasonable EGPs, the Company would not solely rely on the results of the quantitative analysis to determine the necessity of an Unlock. In addition, the Company considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and would also revise EGPs if those trends were expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. After reviewing both the quantitative test results and certain qualitative factors as of March 31, 2009, the Company determined an interim “Unlock” was necessary.
Unlock
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the first quarter of 2009 was as follows:

			Death and
	DAC	Unearned	Income	Sales
Segment	and	Revenue	Benefit	Inducement
After-tax (Charge) Benefit	PVFP	Reserves	Reserves [1]	Assets	Total [2]
Retail	$(666)	$52	$(328)	$(43)	$(985)
Retirement Plans	(54)	—	(2)	(1)	(57)
Individual Life	(67)	41	—	—	(26)
International	(88)	—	(333)	(1)	(422)
Corporate	(4)	—	—	—	(4)

Total	$(879)	$93	$(663)	$(45)	$(1,494)

[1]
As a result of the Unlock, death benefit reserves in Retail, increased $1,048, pre-tax, offset by an increase of $543, pre-tax, in reinsurance recoverables. In International, death benefit reserves increased $536, pre-tax, offset by an increase of $25, pre-tax, in reinsurance recoverables.

[2]
The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 was actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.

An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of March 31, 2009, the Company believed U.S. individual and Japan individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 24% and 48%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Earned premiums	$3,829	$3,843	—
Fee income	1,167	1,337	(13%)
Net investment income (loss)
Securities available-for-sale and other	920	1,193	(23%)
Equity securities, held for trading [1]	(724)	(3,578)	80%

Total net investment income (loss)	196	(2,385)	NM
Other revenues	118	120	(2%)
Net realized capital gains (losses)	84	(1,371)	NM

Total revenues	5,394	1,544	NM
Benefits, losses and loss adjustment expenses	4,637	3,357	38%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(724)	(3,578)	80%
Amortization of deferred policy acquisition costs and present value of future profits	2,259	468	NM
Insurance operating costs and expenses	898	950	(5%)
Interest expense	120	67	79%
Goodwill impairment	32	—	NM
Other expenses	189	189	—

Total benefits, losses and expenses	7,411	1,453	NM
Income (loss) before income taxes	(2,017)	91	NM
Income tax benefit	(808)	(54)	NM

Net income (loss)	$(1,209)	$145	NM

[1]
Includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Segment Results	2009	2008	Change
Life
Retail	$(744)	$(77)	NM
Individual Life	(18)	20	NM

Total Individual Markets Group	(762)	(57)	NM
Retirement Plans	(88)	(5)	NM
Group Benefits	69	46	50%

Total Employer Markets Group	(19)	41	NM
International	(293)	8	NM
Institutional	(174)	(120)	(45%)
Other	(10)	(27)	63%

Total Life	(1,258)	(155)	NM
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	75	105	(29%)
Small Commercial	87	119	(27%)
Middle Market	69	55	25%
Specialty Commercial	23	39	(41%)

Ongoing Operations underwriting results	254	318	(20%)
Net servicing income (loss) [1]	8	(1)	NM
Net investment income	185	310	(40%)
Net realized losses	(289)	(134)	(116%)
Other expenses	(50)	(57)	12%
Income tax benefit (expense)	3	(124)	NM

Ongoing Operations	111	312	(64%)
Other Operations	1	14	(93%)

Total Property & Casualty	112	326	(66%)
Corporate	(63)	(26)	(142%)

Net income (loss)	$(1,209)	$145	NM

[1]	Net of expenses related to service business.

The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net income decreased $1.4 billion primarily due to a decrease of $1.1 billion from Life and $214 from Property & Casualty.
The decrease in Life’s net income was due to the following:
•
Life recorded a DAC Unlock charge of $1.5 billion, after-tax, during the first quarter of 2009. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•
Declines in assets under management in Retail, primarily driven by market depreciation of $32.8 billion for Individual Annuity and $17.0 billion for retail mutual funds during the last twelve months, drove declines in fee income.

•
Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investments income and a decrease in investment yield for fixed maturities.

Partially offsetting the decrease in Life’s net income were the following:
•
Life reported realized gains in the first quarter of 2009 as compared to realized losses in the comparable prior year period. The change from realized losses to gains is primarily due to gains related to changes in the GMWB liability in Retail and Other. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

•	Earned premiums increased largely due to business growth in Group Benefits that was driven by new sales and persistency.
The decrease in Property & Casualty’s net income was due to the following:
•
Ongoing Operations’ net income decreased by $201, from $312 for the three months ended March 31, 2008 to $111 for the three months ended March 31, 2009. Before income taxes, Ongoing Operations’ results deteriorated by $328, primarily due to a $155 increase in realized capital losses on investments, a $125 decrease in net investment income and a $64 decrease in underwriting results. Net realized capital losses were higher in 2009 due to an increase in realized losses on sales of securities, including sales of financial services securities and lower quality securities. Contributing to the $125 decrease in net investment income was an increase in losses from limited partnerships and other alternative investments and a decrease in income on fixed maturity investments driven by lower pre-tax yields and a decrease in the level of invested assets. The decrease in underwriting results of $64 in 2009 was primarily due to lower earned premiums across all segments except Personal Lines, including the effect of lower earned audit premium, and an increase in current accident year claim severity on homeowners and Small Commercial package business, partially offset by a decrease in current accident year loss costs on Personal Lines auto claims.

•
Other Operations’ net income decreased by $13, from $14 for the three months ended March 31, 2008 to $1 for the three months ended March 31, 2009. The decrease in net income was primarily due to an increase in net realized capital losses and a decrease in net investment income, partially offset by a reduction in net unfavorable prior accident year reserve development.

Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section within MD&A. The “Outlook” section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the “Outlook” section, and in Part I, Item 1A, Risk Factors in The Hartford’s 2008 Form 10-K Annual Report, and in Part II, Item 1A, Risk Factors in this Form 10-Q.
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
Near-term, the industry and the Company are experiencing lower variable annuity sales as a result of recent market turbulence and concerns over the U.S. financial system, and specifically in the U.S. Life Insurance industry. Current market pressures are also increasing the expected claim costs, the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Some companies have already begun to increase the price of their guaranteed living benefits and change the level of guarantees offered. Management expects these de-risking trends to continue for the foreseeable future. In 2009, the Company began to adjust pricing levels and plans to take certain actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures.

Significant declines in equity markets and increased equity market volatility are also likely to continue to impact the cost and effectiveness of our GMWB hedging program. Continued equity market volatility could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Equity Risk Management section within Capital Markets Risk Management.
During periods of volatile equity markets, policyholders may allocate more of their variable account assets to the fixed account options and fixed annuities may see increased sales. Management expects this trend to continue throughout 2009 or until the equity markets begin to stabilize and improve. In the first quarter of 2009, the Company has also increased its crediting rates available to renewals of its market-value adjusted fixed annuity business.
For the retail mutual fund business, net sales can vary significantly depending on market conditions. The Company has seen a decline in mutual fund deposits and net flows during the first quarter as a result of continued equity market volatility which is consistent with declines in mutual fund industry deposits. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
The decline in assets under management as a result of continued declines in the equity markets throughout the first quarter of 2009 have decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during the first quarter of 2009 and management expects this strain to continue throughout the year. Management will continue to actively evaluate its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.
Individual Life
Future sales for all products will be influenced by the Company’s ratings, as published by the various ratings agencies, and active management of current distribution relationships, including recent merger and consolidation activity, and the development of new sources of distribution, while offering competitive and innovative new products and product features. The current economic environment poses challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may influence future growth.
Sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the three months ended March 31, 2009, variable universal life sales and account values decreased 71% and 31%, respectively, compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management. The variable universal life mix was 40% of total life insurance in-force as of March 31, 2009.
Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. As of March 31, 2009, the transaction provided approximately $468 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. At the current level of sales, the Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through 2009 and into 2010. Beginning in 2007, the use of the letter of credit resulted in a decline in net investment income and increased expenses in future periods for Individual Life. As its business evolves in this product line, Individual Life will evaluate the need for, and availability of, an additional capital transaction.
For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to protect against the severity of losses on individual claims; however, death claim experience may continue to lead to periodic short-term earnings volatility. In the first quarter of 2009, Individual Life began ceding insurance under a new reinsurance structure for all new business excluding term life insurance. The new reinsurance structure allows Individual Life greater flexibility in writing larger policies, while retaining less of the overall risk associated with individual insured lives. This change helps balance the overall profitability of Individual Life’s business while minimizing earnings volatility associated with mortality experience.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term life insurance and universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future earnings.

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
Given the recent market declines and increased volatility during the fourth quarter of 2008 and the first quarter of 2009, the Company has seen and expects that growth in Retirement deposits will be negatively affected if businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The severe decline in equity markets in the second half of 2008 has significantly reduced Retirement Plans assets under management, which has strained its net income. This earnings strain is expected to continue throughout 2009 or until the equity markets improve.
Group Benefits
Group Benefits’ sales may fluctuate based on the competitive pricing environment in the marketplace. The Company anticipates relatively stable loss ratios and expense ratios based on underlying trends in the in-force business and disciplined new business and renewal underwriting. The Company has not seen a meaningful impact in its disability loss ratios as a result of the recent economic downturn. While claims incidence may increase during a recession, the Company would expect the impact to the disability loss ratio to be within the normal range of volatility.
The current economic downturn, which has resulted in rising unemployment, combined with the potential for employees to lessen spending on the Company’s products, which may impact future premium growth. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates opportunities for our products and services.
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
During 2009 the Company has experienced lower than expected surrenders and related surrender fees. In addition, the Company has experienced significant market declines and therefore some of the product guarantees have increased in cost. Lower surrender fees, net flows and market returns are consequently expected to result in a lower return on assets than in prior years.
During the second quarter of 2009, the Company determined to suspend all new sales in International’s Japan and European operations.
Institutional
The Company is evaluating strategic options with respect to our Institutional markets businesses. The Company expects stable value products will experience negative net flows in 2009 as a result of contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months). Approximately $3.3 billion of account value will be paid out on stable value contracts during the remainder of 2009. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets. As of March 31, 2009, Institutional has no remaining contracts that contain an unexercised investor option feature that allows for contract surrender at book value. The Company has the option to accelerate the repayment of principal for certain other stable value products and will evaluate calling these contracts on a contract by contract basis based upon the financial benefits to the Company.

During 2008, the Company ceased issuance of retail and institutional funding agreement backed notes, largely due to the change in customer preference to FDIC-insured products. The net income of this segment depends on Institutional’s ability to retain assets under management, mix of business, net investment spread and investment performance. The net investment spread, as discussed in the Performance Measures section of this MD&A, has declined in the first quarter of 2009 versus prior year amounts and management expects investment spread will remain pressured throughout the remainder of 2009 due to the anticipated performance of limited partnerships and other alternative investments as well as the decline in short-term interest rates.
Property & Casualty
Ongoing Operations
In 2009, management expects Ongoing Operations written premium to be lower, reflecting the effects of the downturn in the economy, the adverse impact of recent ratings downgrades on certain segments of our portfolio, and a continuation of competitive market conditions. The effects of the downturn in the economy, which intensified during the first quarter of 2009, are manifested in rapidly declining new car and home sales, lower rates of small business formations, higher rates of small business failures, and declining payrolls. A continuation of these negative economic trends will adversely affect new business growth rates, increase mid-term cancellations, and exacerbate declining levels of coverage and average written premium across all lines of business. Written premium declines may be greater than expected if the economy deteriorates further or if the market perceives greater uncertainty about the financial strength of the Company.
Excluding catastrophes and prior accident year development, Ongoing Operations underwriting margins will likely decline in 2009 due primarily to increases in both the loss and loss adjustment expense ratio as well as the expense ratio, partially offset by lower anticipated policyholder dividends. The Ongoing Operations’ 2009 accident year loss and loss adjustment expense ratio before catastrophes is expected to increase due to mid single-digit increases in claim cost severity and continued earned pricing decreases for Middle Market and large commercial lines, partially offset by moderately favorable claim frequency.
The Ongoing Operations’ expense ratio is expected to increase in 2009, in part, due to a lower expected earned premium in Small Commercial, Middle Market and Specialty Commercial, the amortization of a higher amount of acquisition costs on AARP and other business and an increase in the cost of investments in technology to support future growth. The policyholder dividend ratio was unusually high in 2008 due to the accrual of $26 in dividends due to certain workers’ compensation policyholders as a result of underwriting profits. See the Property and Casualty MD&A section for further discussion.
Current accident year catastrophe losses in 2008, at 5.3% of Ongoing Operations’ earned premium, were higher than the long-term historical average due principally to hurricane Ike and higher than average losses from tornadoes and thunderstorms in the South and Midwest. While catastrophe losses vary significantly from year to year and are unpredictable, management has assumed that catastrophe losses in 2009 will be closer to 3% to 3.5% of earned premium. The Company will continue to manage its exposure to catastrophe losses through the ongoing assessment of its risk, disciplined underwriting and the use of reinsurance and other risk transfer alternatives, as appropriate. As of January 1, 2009, the Company’s retention under its principal property catastrophe reinsurance program remained at $250 per catastrophe event. With the January 1, 2009 renewal, the cost of the Company’s principal property catastrophe reinsurance program increased modestly.
Driven primarily by an expected increase in loss costs and underwriting expenses, the Company expects the Ongoing Operations’ combined ratio before catastrophes and prior accident year development in 2009 to be higher than the 88.9 achieved in 2008.
Personal Lines
Within the Personal Lines segment, the Company expects written premium to be relatively flat in 2009, with growth in AARP largely offset by a decline in Agency. The Company expects personal auto written premium to be slightly higher and homeowners’ written premium to be lower. The expected increase in AARP written premium will be largely driven by continued direct marketing to AARP members and an expansion of underwriting appetite through the continued roll-out of the “Next Gen Auto” product. The expected decline in Agency written premium will be driven, in part, by the Company’s decision to stop renewing Florida homeowners’ policies sold through agents.
In 2009, the Company expects to increase its auto and homeowners’ written premium generated from direct sales to the consumer and from agents selling the AARP product. In 2008, the Company launched a brand and channel expansion pilot in four states: Arizona, Illinois, Tennessee and Minnesota. In the targeted states, the Company will increase Personal Lines brand advertising and launch direct marketing efforts beyond its existing AARP program. In addition, certain agents in the targeted states will be authorized to offer the Company’s AARP product.
While carriers in the personal lines industry will continue to compete on price, management expects that written pricing in Personal Lines will continue to increase modestly in 2009 in response to rising loss costs. For the Company, written pricing in 2008 increased in both auto and homeowners. In addition, the Company has seen an increase in consumer shopping driven by higher rates (instituted over the past year) and recessionary conditions. In the first quarter of 2009, the Company has seen a host of economic factors affect its written premium growth, including lower new car and home sales, higher deductibles selected and more uninsured motorists, and management expects these trends to continue for the remainder of 2009.

The combined ratio before catastrophes and prior accident year development for Personal Lines is expected to be higher in 2009 than the 87.6 achieved in 2008 due to an expected increase in both the current accident year loss and loss adjustment expense ratio and the expense ratio. For auto business, emerged claim frequency in 2008 was favorable to the prior year and claim severity was slightly higher. In 2009, management expects claim severity will increase and claim frequency will be less favorable than it was in 2008. Non- catastrophe loss costs of homeowners claims increased in 2008 due to higher claim frequency and severity and management expects loss costs to continue to increase in 2009, driven by higher claim severity. The expense ratio is expected to be higher in 2009 driven by higher amortization of AARP acquisition costs and costs incurred on the direct-to-consumer initiative.
Small Commercial
Within Small Commercial, management expects written premium in 2009 will be lower, driven by a decrease in new business growth and lower premium renewal retention in all lines. In the first quarter of 2009, Small Commercial’s written premium decreased by 7% driven, in part, by the effects of the economic downturn as the Company has seen an increase in cancellations, lower earned audit premium, a reduction in endorsement activity and lower payrolls that has resulted in declining average renewal premium. In addition to the effects of the economy, the adverse impact of ratings downgrades could adversely affect written premium for the remainder of 2009. Written premium decreases for workers’ compensation business are expected to be more modest than for package business or commercial auto as management seeks to expand its underwriting appetite in selected industries and expand business written through payroll service providers. In 2009, average premium per policy in Small Commercial is expected to continue to decline due to written pricing decreases, a lower average premium on commercial auto business and the effect of declining mid-term endorsements. Written pricing in Small Commercial decreased by 2% in 2008.
The combined ratio before catastrophes and prior accident year development for Small Commercial is expected to be higher in 2009 than the 82.8 achieved in 2008 due to an expected increase in both the current accident year loss and loss adjustment expense ratio and the expense ratio, partially offset by a decrease in the policyholder dividend ratio. Small Commercial experienced favorable frequency on workers’ compensation claims in recent accident years and management expects favorable frequency to continue for the 2009 accident year though not as favorable as it has been. While the Company experienced favorable non-catastrophe property losses on package business and commercial auto claims in 2008, management expects that severity will increase for non-catastrophe property claims in 2009 and that frequency will be less favorable.
Middle Market
Management expects that 2009 written premium for Middle Market will be lower due to a decrease in premium renewal retention that is primarily driven by a downturn in the economy that is impacting construction lines in Marine and payroll exposures for workers compensation. There is also the potential for renewal accounts to be more actively marketed due to concerns over the Company’s financial strength ratings. Written premium in Middle Market decreased by 7% in the first quarter of 2009 driven, in part, by lower earned audit premiums and the Company continuing to take a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Written pricing for Middle Market business declined by 5% in 2008 and while management expects written pricing to begin to stabilize in 2009, management expects carriers will continue to price new business more aggressively than renewals. Management will seek to compete for new business and protect renewals in Middle Market by, among other actions, refining its pricing models, increasing its willingness to write more workers’ compensation business on a mono-line basis and writing larger property policies and umbrella general liability policies.
Carriers in the commercial lines market segment reported some moderation in the rate of price declines during the fourth quarter of 2008 and first quarter of 2009. Like in the Personal Lines and Small Commercial market segments, current economic conditions (lower payrolls, declines in production, lower sales, etc.) are reducing written premium growth opportunities.
The combined ratio before catastrophes and prior accident year development for Middle Market is expected to be higher in 2009 than the 93.4 achieved in 2008 due to an expected increase in both the current accident year loss and loss adjustment expense ratio and the expense ratio, partially offset by a decrease in the policyholder dividend ratio. Management expects an increase in claim cost severity in 2009 across all lines within Middle Market, although the increase in claim severity for non-catastrophe property claims will not likely be as high as it was in 2008 when the Company experienced a number of individually large property losses. Partially offsetting the expected increase in severity is an expectation of moderately lower frequency.

Specialty Commercial
Within Specialty Commercial, management expects written premium to be significantly lower, primarily driven by the sale of the Company’s core excess and surplus lines property businesses and a decrease in professional liability, fidelity and surety written premium, particularly for public company directors’ and officers’ insurance and errors and omissions insurance. As a substantial portion of the Company’s professional liability, fidelity and surety portfolio is sensitive to ratings changes, further adverse changes of the Company’s ratings or market perception of our financial strength could further deteriorate Specialty Commercial’s written premium for 2009. Specialty Commercial written premium declined by 13% in the first quarter of 2009.
On professional liability business within Specialty Commercial, the Company expects its losses from the fallout of the sub-prime mortgage market and the broader credit crisis to be manageable based on several factors. Principal among them is the diversified nature of its product and customer portfolio, with a majority of the Company’s total in-force professional liability net written premium derived from policyholders with privately-held ownership and, therefore, relatively low shareholder class action exposure. Reinsurance substantially mitigates the net limits exposed per policy and no single industry segment comprises 15% or more of the Company’s professional liability book of business by net written premium. About half of the Company’s limits exposed to federal shareholder class action claims filed in 2008 and the first quarter of 2009 are under Side-A D&O insurance policies that provide protection to individual directors and officers only in cases where their company cannot indemnify them. In addition, 95% of the exposed limits are on excess policies rather than primary policies. Regarding the Madoff and Stanford alleged fraud cases which continue to evolve, based on a detailed ground-up review of all claims notices received to date and an analysis of potentially involved parties noted in press reports, the Company anticipates only a limited number of its policies and corresponding net limits to be exposed. The Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases, to be within its expected loss estimates.
In 2009, the combined ratio before catastrophes and prior accident year development for Specialty Commercial is expected to be higher than the 97.3 achieved in 2008 due to an expected increase in both the current accident year loss and loss adjustment expense ratio and the expense ratio, partially offset by a decrease in the policyholder dividend ratio. A higher loss and loss adjustment expense ratio for professional liability claims is expected in 2009, driven by an expectation of earned pricing decreases.
Other Operations
The Other Operations segment will continue to manage the discontinued operations of the Company as well as claims (and associated reserves) related to asbestos, environmental and other exposures. The Company will continue to review various components of all of its reserves on a regular basis. The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2009, Other Operations reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter of 2009, and environmental liabilities in the third quarter of 2009. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.
Investment Income
Property & Casualty operating cash flow is expected to be less favorable in 2009 than in 2008, although still positive. Based upon expected losses from limited partnerships and other alternative investments and an increased allocation of investments to lower-yielding U.S. Treasuries and short-term instruments, Property & Casualty expects a lower investment portfolio yield for 2009.

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
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors, see MD&A in The Hartford’s 2008 Form 10-K Annual Report.
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
Product/Key Indicator Information

	As of and For the
	Three Months Ended
	March 31,
	2009	2008

Retail U.S. Individual Variable Annuities
Account value, beginning of period	$74,578	$119,071
Net flows	(1,964)	(1,239)
Change in market value and other	(4,448)	(9,912)

Account value, end of period	$68,166	$107,920

Retail Mutual Funds
Assets under management, beginning of period	$31,032	$48,383
Net sales	(500)	1,121
Change in market value and other	(1,826)	(4,887)

Assets under management, end of period	$28,706	$44,617

Individual Life Insurance
Variable universal life account value, end of period	$4,550	$6,620
Universal life/interest sensitive whole life insurance in-force	52,711	49,415
Variable universal life insurance in-force	77,913	78,145

Retirement Plans Group Annuities
Account value, beginning of period	$22,198	$27,094
Net flows	631	900
Change in market value and other	(977)	(1,655)

Account value, end of period	$21,852	$26,339

Retirement Plans Mutual Funds
Assets under management, beginning of period	$14,838	$1,454
Net sales	57	122
Acquisitions	—	18,725
Change in market value and other	(751)	(230)

Assets under management, end of period	$14,144	$20,071

Japan Annuities
Account value, beginning of period	$34,495	$37,637
Net flows	(129)	663
Change in market value and other	(722)	(3,739)
Effect of currency translation	(2,698)	4,414

Account value, end of period	$30,946	$38,975

S&P 500 Index
Period end closing value	798	1,323
Daily average value	808	1,351

Assets under management, across all businesses, shown above, have had substantial reductions in values from prior year primarily due to declines in equity markets during 2008 and 2009. The changes in line of business assets under management have also been affected by:
•	Retail U.S. individual variable annuity recorded lower net flows as a result of increased competition and sharp equity market declines.
•	Retail Mutual funds have seen a decline in net sales as a result of increasing surrenders driven by equity market declines and volatility.
•	Retirement Plans has seen positive net flows and net sales in group annuities and mutual funds, although less than the prior year as a result of the challenging economic environment.
•
International — Japan Annuities has seen negative net flows and unfavorable effects from currency exchange rates for 2009. Net flows have decreased in Japan annuities due to increased competition from domestic and foreign insurers, particularly competition relating to products offered with living benefit guarantees.

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
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended
	March 31,
	2009		2008
Retail — Individual Annuity	(18.8	) bps	128.1	bps
Individual Life	64.4	bps	125.5	bps
Retirement Plans	43.9	bps	134.6	bps
Institutional (GICs, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(77.8	) bps	85.7	bps
•
Individual Annuity, Individual Life, Retirement Plans and Institutional net investment spread decreased primarily due to significant losses on limited partnership and other alternative investments in the first quarter of 2009 compared to earnings in these classes in the first quarter of 2008 and lower yields on fixed maturities, partially offset by reduced credited rates. In addition, lower market interest rates and higher balances in cash and short-term investments have pressured spread levels. The Company expects these conditions to persist throughout 2009.

Premiums
Traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. Persistency refers to the percentage of premium remaining in-force from year-to-year.

	Three Months Ended
	March 31,
Group Benefits	2009	2008
Total premiums and other considerations	$1,138	$1,074
Fully insured ongoing sales	$400	$381
•
The increase in premiums and other considerations, excluding buyouts, for the three months ended March 31, 2009 was driven by growth in the block of business driven by new sales and persistency over the last twelve months.

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

	Three Months Ended
	March 31,
	2009		2008

Retail
General insurance expense ratio (individual annuity)	23.6	bps	16.8	bps
DAC amortization ratio (individual annuity) [1]	(316.8%)		47.5%
DAC amortization ratio (individual annuity) excluding DAC Unlock [1] [2]	64.5%		47.5%

Individual Life
Death benefits	$94		$91

Group Benefits
Total benefits, losses and loss adjustment expenses	$860		$788
Loss ratio (excluding buyout premiums)	75.6%		73.4%
Expense ratio (excluding buyout premiums)	24.4%		27.7%

International — Japan
General insurance expense ratio	47.7	bps	41.8	bps
DAC amortization ratio [3]	(40.9%)		38.3%
DAC amortization ratio excluding DAC Unlock [2], [3], [4]	52.6%		38.3%

Institutional
General insurance expense ratio	10.8	bps	13.0	bps

[1]	Excludes the effects of realized gains and losses.

[2]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

[3]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[4]	Excludes the effects of 3 Wins related charge of $62, pre-tax, on net income.
•	The Retail general insurance expense ratio increased primarily due to the impact of a declining asset base on slightly lower expenses.

•	Individual Life death benefits increased due to growth of life insurance in-force and an increase in net amount at risk for variable universal life policies caused by equity market declines.

•
Group Benefits loss ratio increased due to unfavorable mortality in the experience rated financial institution business, and morbidity, partially offset by favorable experience in certain specialty lines.

•	Group Benefits expense ratio, excluding buyouts decreased primarily due to lower commission expense on the experience rated business and lower operating expenses.

•
International — Japan and Retail DAC amortization ratio, excluding DAC Unlock and certain realized gains or losses, increased due to actual gross profits being less than expected as a result of lower fees earned on declining assets resulting in negative true-ups and a higher DAC amortization rate.

•	Institutional general insurance expense ratio decreased, as reduced expenses more than offset lower assets under management.

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
Ratios

	Three Months Ended
	March 31,
	2009		2008

Retail
Individual annuity return on assets (“ROA”)	(360.0	) bps	(29.1	) bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	83.9	bps	(85.0	) bps
Effect of DAC Unlock on ROA [2]	(475.3	) bps	—

ROA excluding realized gains (losses) and DAC Unlock	31.4	bps	55.9	bps

Individual Life
After-tax margin	(5.6%)		7.8%
Effect of net realized losses, net of tax and DAC on after-tax margin [1]	(4.3%)		(6.3%)
Effect of DAC Unlock on after-tax margin [2]	(10.2%)		—

After-tax margin excluding realized losses and DAC Unlock	8.9%		14.1%

Retirement Plans
Retirement Plans ROA	(96.4	) bps	(5.3	) bps
Effect of net realized losses, net of tax and DAC on ROA [1]	(35.1	) bps	(24.2	) bps
Effect of DAC Unlock on ROA [2]	(62.4	) bps	—

ROA excluding realized losses and DAC Unlock	1.1	bps	18.9	bps

Group Benefits
After-tax margin (excluding buyouts)	5.6%		4.0%
Effect of net realized gains (losses), net of tax on after-tax margin [1]	0.2%		(1.9%)

After-tax margin excluding realized gains (losses)	5.4%		5.9%

International — Japan
International — Japan ROA	(321.5	) bps	14.6	bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [1] [3]	201.7	bps	(58.5	) bps
Effect of DAC Unlock on ROA [2]	(511.0	) bps	—

ROA excluding realized gains (losses) and DAC Unlock	(12.2	) bps	73.1	bps

Institutional
Institutional ROA	(117.3	) bps	(78.0	) bps
Effect of net realized losses, net of tax and DAC on ROA [1]	(104.5	) bps	(92.3	) bps

ROA excluding realized losses	(12.8	) bps	14.3	bps

[1]	See Realized Capital Gains and Losses by Segment table within the Life Section of the MD&A.

[2]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.

[3]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.
•
The decrease in Individual Annuity’s ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects significant losses on limited partnership and other alternative investments; and higher DAC rates due to lower actual gross profits over the past year.

•
The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was due to lower net investment income from limited partnership and other alternative investments and lower fees from equity market declines, partially offset by life insurance in-force growth and lower credited rates.

•
The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by lower returns on limited partnership and other alternative investments, and the net effect of lower fee income from the declining equity markets.

•	The Group Benefit decrease in after-tax margin, excluding realized gains (losses), was primarily due to the unfavorable loss ratio, partially offset by the favorable expense ratio.

•
International-Japan ROA, excluding realized gains (losses) and the effect of the DAC Unlock, declined primarily due to 3 Win related charges of $40, after-tax. Excluding the effects of the 3 Win charge ROA would be 37 bps. The decline of ROA excluding the 3 Win charge is due to lower earned fees as a result of declining account values, lower surrender fees due to a reduction in lapses, an increase in the DAC amortization rate due to lower actual gross profits and a higher benefit margin.

•
The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decline in limited partnership and other alternative investments income. The decrease is also due to lower yields on fixed maturity investments.

Life Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Earned premiums	$1,318	$1,229	7%
Fee income	1,164	1,332	(13%)
Net investment income (loss)
Securities, available-for-sale and other	689	819	(16%)
Equity securities, held for trading [1]	(724)	(3,578)	80%

Total net investment loss	(35)	(2,759)	99%
Net realized capital gains (losses)	365	(1,220)	NM

Total revenues [2]	2,812	(1,418)	NM
Benefits, losses and loss adjustment expenses	3,059	1,718	78%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(724)	(3,578)	80%
Amortization of deferred policy acquisition costs and present value of future profits	1,736	(55)	NM
Insurance operating costs and other expenses	752	817	(8%)

Total benefits, losses and expenses	4,823	(1,098)	NM
Loss before income taxes	(2,011)	(320)	NM
Income tax benefit	(753)	(165)	NM

Net loss [3]	$(1,258)	$(155)	NM

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, held for trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $650 for the three months ended March 31, 2008.

[3]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $220 for the three months ended March 31, 2008.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
The decrease in Life’s net income was due to the following:
•
Life recorded a DAC Unlock charge of $1.5 billion, after-tax, during the first quarter of 2009. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•
Declines in assets under management in Retail, primarily driven by market depreciation of $32.8 billion for Individual Annuity and $17.0 billion for retail mutual funds during the last twelve months, drove declines in fee income.

•
Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investments income and a decrease in investment yield for fixed maturities.

Partially offsetting the decrease in Life’s net income were the following:
•
Life reported realized gains in the first quarter of 2009 as compared to realized losses in the comparable prior year period. The change from realized losses to gains is primarily due to gains related to changes in the GMWB liability in Retail and Other. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

•	Earned premiums increased largely due to business growth in Group Benefits that were driven by new sales and persistency.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for three months ended March 31, 2009

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gains/(losses) on sales, net	$(204)	$(1)	$(24)	$18	$13	$(68)	$13	$(253)
Impairments	(33)	(2)	(7)	(6)	(2)	(108)	(27)	(185)
Japanese fixed annuity contract hedges, net	—	—	—	—	41	—	—	41
Periodic net coupon settlements on credit derivatives/Japan	(4)	(1)	(2)	(1)	(5)	(2)	(1)	(16)
Results of variable annuity hedge program
GMWB derivatives, net	594	—	—	—	(5)	—	—	589
Macro hedge	158	—	—	—	46	—	—	204

Total results of variable annuity hedge program	752	—	—	—	41	—	—	793
Other, net	(41)	(29)	(26)	(8)	158	(61)	(8)	(15)

Total net realized capital gains/(losses)	470	(33)	(59)	3	246	(239)	(23)	365
Income tax expense (benefit) and DAC	291	(14)	(24)	1	88	(84)	(6)	252

Total gains/(losses), net of tax and DAC	$179	$(19)	$(35)	$2	$158	$(155)	$(17)	$113

Net realized gains (losses) for three months ended March 31, 2008

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Losses on sales, net	$(4)	$(9)	$(12)	$(6)	$(10)	$(14)	$(12)	$(67)
Impairments	(33)	(27)	(27)	(7)	(21)	(106)	(10)	(231)
Japanese fixed annuity contract hedges, net	—	—	—	—	(14)	—	—	(14)
Periodic net coupon settlements on credit derivatives/Japan	(1)	—	(1)	—	(7)	—	2	(7)
SFAS 157 transition impact	(616)	—	—	—	(34)	—	—	(650)
Results of variable annuity hedge program
GMWB derivatives, net	(111)	—	—	—	1	—	—	(110)
Macro hedge	9	—	—	—	—	—	—	9

Total results of variable annuity hedge program	(102)	—	—	—	1	—	—	(101)
Other, net	—	2	4	(23)	(28)	(99)	(6)	(150)

Total net realized capital losses	(756)	(34)	(36)	(36)	(113)	(219)	(26)	(1,220)
Income tax benefit and DAC	(494)	(13)	(13)	(12)	(49)	(77)	(12)	(670)

Total losses, net of tax and DAC	$(262)	$(21)	$(23)	$(24)	$(64)	$(142)	$(14)	$(550)

Three months ended March 31, 2009 compared to the three months ended March 31, 2008
For the three months ended March 31, 2009, the circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gains/(losses) on sales, net
•    Gross gains on sale for the three months ended March 31, 2009 were predominantly within foreign government, corporate and U.S. government securities. Gross losses were primarily within financial services, commercial mortgage-backed securities (“CMBS”), U.S. government securities and residential mortgage-backed securities (“RMBS”) and were on securities that had declined in value since December 31, 2008. These losses resulted primarily from an effort to reduce portfolio risk and improve liquidity while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

•    Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities and CMBS, as well as, $17 of collateralized loan obligations (“CLOs”) for which HIMCO was the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Impairments	• See the Other-Than-Temporary Impairments section for further information.

Variable Annuity Hedge Program	• See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information.

Other, net
•    Other, net losses for the three months ended March 31, 2009 primarily resulted from net losses on credit derivatives and losses on the Japan 3Win contract hedges. Also contributing were valuation allowances on impaired mortgage loans of $48. These losses were offset by net gains related to transactional foreign currency gains predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI.

•    Other, net losses for the three months ended March 31, 2008 primarily resulted from the change in value of non-qualifying derivatives due to credit spread widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, as well as increased likelihood of a U.S. recession. Also included in 2008 were losses on HIMCO managed CLOs of $33.

RETAIL
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Fee income and other	$553	$747	(26%)
Earned premiums	2	(6)	NM
Net investment income	180	191	(6%)
Net realized capital gains (losses)	470	(756)	NM

Total revenues [1]	1,205	176	NM
Benefits, losses and loss adjustment expenses	856	197	NM
Insurance operating costs and other expenses	245	312	(21%)
Amortization of deferred policy acquisition costs and present value of future profits	1,301	(157)	NM

Total benefits, losses and expenses	2,402	352	NM
Loss before income taxes	(1,197)	(176)	NM
Income tax benefit	(453)	(99)	NM

Net loss [2]	$(744)	$(77)	NM

Assets Under Management
Individual variable annuity account values	$68,166	$107,920	(37%)
Individual fixed annuity and other account values	11,747	10,130	16%
Other retail products account values [3]	—	604	(100%)

Total account values [4]	79,913	118,654	(33%)
Retail mutual fund assets under management	28,706	44,617	(36%)
Other mutual fund assets under management	837	2,143	(61%)

Total mutual fund assets under management	29,543	46,760	(37%)

Total assets under management	$109,456	$165,414	(34%)

[1]	During the three months ended March 31, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616.

[2]	During the three months ended March 31, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209.

[3]	Specialty products / Other transferred to International, effective January 1, 2009 on a prospective basis.

[4]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net loss increased primarily as a result of the impact of the 2009 Unlock charge and the effect of equity market declines on variable annuity and mutual fund fee income, partially offset by net realized capital gains. For further discussion of realized capital gains and losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2009 Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•    Fee income and other decreased $194 primarily as a result of lower variable annuity fee income due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $32.8 billion and net outflows of $7.0 billion during the last 12 months. Net outflows were driven by decreased sales, and continued surrender activity resulting from the aging of the variable annuity in-force block of business. Also contributing to the decrease in fee income was lower mutual fund fees due to declining assets under management primarily driven by market depreciation of $17.0 billion, partially offset by $1.2 billion of net flows.

Net investment income
•    Net investment income was lower primarily due to a $33 decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturity investments due to interest rate declines and a greater percentage of short term investments in the asset portfolio, partially offset by an increase in general account assets.

Benefits, losses and loss adjustment expenses	• Benefits, losses and loss adjustment expenses increased primarily as a result of the impact of the 2009 Unlock which increased the benefit ratio used in the calculation of GMDB reserves.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses decreased primarily as a result of lower asset based trail commissions due to equity market declines.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)
•    Amortization of DAC increased primarily due to the impact of the 2009 Unlock charge as compared to the first quarter of 2008, when there was no unlock. Additionally, the adoption of SFAS 157 at the beginning of the first quarter of 2008 resulted in a DAC benefit.

Income tax benefit
•    The effective tax rate decreased to 38% from 56% for the three month periods ended March 31, 2009 and 2008, respectively. This change in rate was principally driven by the increase in pre-tax losses caused by the DAC Unlock. The tax benefits of DRD and other permanent differences were relatively consistent for the three month periods ending March 31, 2009 and 2008.

INDIVIDUAL LIFE
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Fee income and other	$292	$220	33%
Earned premiums	(19)	(18)	(6%)
Net investment income	79	88	(10%)
Net realized capital losses	(33)	(34)	3%

Total revenues	319	256	25%
Benefits, losses and loss adjustment expenses	164	154	6%
Insurance operating costs and other expenses	48	47	2%
Amortization of deferred policy acquisition costs and present value of future profits	139	29	NM

Total benefits, losses and expenses	351	230	53%
Income (loss) before income taxes	(32)	26	NM
Income tax expense (benefit)	(14)	6	NM

Net income (loss)	$(18)	$20	NM

Account Values
Variable universal life insurance	$4,550	$6,620	(31%)
Universal life/interest sensitive whole life	4,788	4,485	7%
Modified guaranteed life and other	643	674	(5%)

Total account values	$9,981	$11,779	(15%)

Life Insurance In-force
Variable universal life insurance	$77,913	$78,145	—
Universal life/interest sensitive whole life	52,711	49,415	7%
Term life	65,318	54,369	20%
Modified guaranteed life and other	911	969	(6%)

Total life insurance in-force	$196,853	$182,898	8%

Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net income decreased for the three months ended March 31, 2009, driven primarily by the impact of the Unlock in the first quarter of 2009. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•
Fee income and other increased primarily due the impact of the 2009 Unlock and an increase in cost of insurance charges of $12 as a result of growth in guaranteed universal life insurance in-force. Partially offsetting this increase is lower variable life fees as a result of equity market declines.

Net investment income	•
Net investment income was lower primarily due to a $12 decline in income from limited partnership and other alternative investments combined with lower yields on fixed maturity investments, partially offset by growth in general account values.

Benefits, losses and loss adjustment expenses	•
Benefits, losses and loss adjustment expenses increased as a result of higher death benefits consistent with a larger life insurance in-force and an increase in net amount at risk for variable universal life policies caused by equity market declines, as well as an increase in reserves related to secondary guarantee universal life business.

Insurance operating costs and other expenses	•	Insurance operating costs and other increased less than the growth of in-force business as a result of active expense management efforts.

Amortization of DAC	•
Amortization of DAC increased primarily as a result of the Unlock charge in the first quarter of 2009, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase in DAC amortization had a partial offset in amortization of deferred revenues, included in fee income.

Income tax expense (benefit)	•
For the three months ended March 31, 2009, the income tax benefit as compared to the prior year’s income tax expense was a result of losses before income taxes primarily due to an increase in DAC amortization.

RETIREMENT PLANS
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Fee income and other	$72	$68	6%
Earned premiums	1	1	—
Net investment income	77	89	(13%)
Net realized capital losses	(59)	(36)	(64%)

Total revenues	91	122	(25%)
Benefits, losses and loss adjustment expenses	74	65	14%
Insurance operating costs and other expenses	79	61	30%
Amortization of deferred policy acquisition costs and present value of future profits	81	7	NM

Total benefits, losses and expenses	234	133	76%
Loss before income taxes	(143)	(11)	NM
Income tax benefit	(55)	(6)	NM

Net loss	$(88)	$(5)	NM

Assets Under Management
403(b)/457 account values	$10,004	$11,926	(16%)
401(k) account values	11,848	14,413	(18%)

Total account values [1]	21,852	26,339	(17%)
403(b)/457 mutual fund assets under management	127	66	92%
401(k) mutual fund assets under management	14,017	20,005	(30%)

Total mutual fund assets under management	14,144	20,071	(30%)

Total assets under management	$35,996	$46,410	(22%)

Total assets under administration — 401(k)	$5,024	$5,666	(11%)

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net loss in Retirement Plans increased due to higher net realized capital losses, the DAC Unlock in the first quarter of 2009, lower net investment income and increased operating expenses partially offset by growth in fee income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. For further discussion of the DAC Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•
For the three months ended March 31, 2009, fee income and other increased primarily due to fees earned on assets relating to the acquisition in the first quarter of 2008. Offsetting this increase was lower annuity fees driven by lower average account values as market depreciation of $6.6 billion was partially offset by positive net flows of $2.1 billion.

Net investment income	•	Net investment income declined due to a decrease in the returns from limited partnership and other alternative investment income.

Insurance operating costs and other expenses	•
Insurance operating costs and other expenses increased primarily attributable to 2009 including a full quarter of operating expenses associated with the businesses acquired in the latter part of the first quarter of 2008.

Amortization of DAC	•
Amortization of deferred policy acquisition costs and present value of future profits increased for the three months ended March 31, 2009 as a result of the DAC Unlock in the first quarter of 2009, partially offset by lower DAC amortization associated with lower gross profits.

Income tax benefit	•
For the three months ended March 31, 2009 the income tax benefit is greater than the prior year periods income tax benefit due to lower income before income taxes primarily due to increased realized capital losses and the DAC unlock.

GROUP BENEFITS
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Premiums and other considerations	$1,138	$1,074	6%
Net investment income	91	106	(14%)
Net realized capital gains (losses)	3	(36)	NM

Total revenues	1,232	1,144	8%
Benefits, losses and loss adjustment expenses	860	788	9%
Insurance operating costs and other expenses	264	285	(7%)
Amortization of deferred policy acquisition costs	14	13	8%

Total benefits, losses and expenses	1,138	1,086	5%
Income before income taxes	94	58	62%
Income tax expense	25	12	108%

Net income	$69	$46	50%

Earned Premiums and Other
Fully insured — ongoing premiums	$1,126	$1,066
Other	12	8

Total earned premiums and other	$1,138	$1,074

Ratios, excluding buyouts
Loss ratio	75.6%	73.4%
Loss ratio, excluding financial institutions	78.7%	78.8%
Expense ratio	24.4%	27.7%
Expense ratio, excluding financial institutions	21.4%	22.5%
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
The increase in net income for the three months ended March 31, 2009, was primarily due to realized capital gains in 2009 as compared to realized capital losses in 2008. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Premiums and other considerations	•	Premiums and other considerations increased largely due to business growth driven by new sales and persistency over the last twelve months.

Net investment income	•
For the three months ended March 31, 2009, net investment income decreased primarily as a result of lower yields on fixed maturity investments and lower limited partnership and other alternative investment returns.

Benefits, losses and loss adjustment expenses/Loss ratio	•
The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) increased primarily due to unfavorable mortality in the experience rated financial institutions business, and morbidity, partially offset by favorable experience in certain specialty lines. The impact of the experience rated business inversely affects the commission expense.

Expense ratio	•	The segment’s expense ratio, excluding buyouts decreased compared to the prior year due primarily to lower commission expense on the experience rated business and lower operating expenses.

INTERNATIONAL
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Fee income	$184	$230	(20%)
Earned premiums	(2)	(2)	—
Net investment income	44	32	38%
Net realized capital gains (losses)	246	(113)	NM

Total revenues [1]	472	147	NM
Benefits, losses and loss adjustment expenses	630	16	NM
Insurance operating costs and other expenses	84	69	22%
Amortization of deferred policy acquisition costs and present value of future profits	196	47	NM

Total benefits, losses and expenses	910	132	NM
Income (loss) before income taxes	(438)	15	NM
Income tax expense (benefit)	(145)	7	NM

Net income (loss) [2]	$(293)	$8	NM

Assets Under Management — Japan
Japan variable annuity account values	$26,567	$36,777	(28%)
Japan MVA fixed annuity and other account values [3]	4,379	2,198	99%

Total assets under management — Japan	$30,946	$38,975	(21%)

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $34 during the three months ended March 31, 2008.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $11 during the three months ended March 31, 2008.

[3]	Japan fixed annuity and other account values includes an increase due to the net triggering impact of the GMIB pay-out annuity account value for the 3 Win product of $1.8 billion as of March 31, 2009.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net income decreased for the three months ended March 31, 2009 as a result of the 2009 Unlock, a decrease in fee income, and an increase in insurance operating costs and other expenses, partially offset by realized capital gains. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A. For further discussion of realized capital gains, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income	•
Fee income decreased $46 primarily as a result of lower variable annuity fee income due to a decline in Japan’s variable annuity assets under management. The decrease in average assets under management over the prior year quarter was attributed to market depreciation of $7.9 billion and net outflows of $2.3 billion mainly attributed to the 3 Win trigger. The weakening of the yen also caused an unfavorable foreign currency exchange of $70.

Benefits, losses and loss adjustment expenses	•
Benefits, losses and loss adjustment expense increased for the three months ended March 31, 2009, as a result of the impacts of the Unlock in the first quarter of 2009, as well as higher GMDB net amount at risk, increased claims costs and 3 Win related charges of $39, after-tax.

Insurance operating costs and other expenses	•
Insurance operating costs and other expenses increased for the three months ended March 31, 2009 due to the growth and strategic investment in Other International operations, as well as lower capitalization of deferred policy acquisition costs, as acquisition costs exceeded pricing allowables.

Amortization of DAC	•
Amortization of deferred policy acquisition costs and present value of future profits increased for the three months ended March 31, 2009 as a result of the impacts of the Unlock in the first quarter of 2009. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A.

Income tax expense	•	Income tax benefit for the three months ended March 31, 2009 was primarily a result of a decline in income before taxes due to the 2009 Unlock.

INSTITUTIONAL
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Fee income and other	$40	$41	(2%)
Earned premiums	208	188	11%
Net investment income	194	294	(34%)
Net realized capital losses	(239)	(219)	(9%)

Total revenues	203	304	(33%)
Benefits, losses and loss adjustment expenses	447	458	(2%)
Insurance operating costs and other expenses	27	28	(4%)
Amortization of deferred policy acquisition costs and present value of future profits	5	6	(17%)

Total benefits, losses and expenses	479	492	(3%)
Loss before income taxes	(276)	(188)	(47%)
Income tax benefit	(102)	(68)	(50%)

Net loss	$(174)	$(120)	(45%)

Assets Under Management
Institutional account values [1]	$24,954	$25,284	(1%)
Private Placement Life Insurance account values [1]	32,154	32,784	(2%)
Mutual fund assets under management	2,416	3,489	(31%)

Total assets under management	$59,524	$61,557	(3%)

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net loss in Institutional increased for the three months ended March 31, 2009, primarily due to a decline in net investment spread and increased net realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. Further discussion of income is presented below:

Earned premiums	•
Earned premiums increased compared to the prior year due to greater life contingent structured settlement business sold subsequent to the first quarter of 2008. The increase in earned premiums was offset by a corresponding increase in benefits, losses, and loss adjustment expenses.

Net investment income	•
Net investment income declined for the three months ended March 31, 2009, due to decreased returns on limited partnership and other alternative investments of $(42). The additional decline is attributable to lower yields on variable rate securities due to declines in short term interest rates, and an increased allocation to lower yielding U.S. Treasuries and short-term investments. The lower yield on variable rate securities was partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Income tax benefit	•
The income tax benefit for the three months ended March 31, 2009 increased compared to the prior year primarily due to a decline in income before taxes due to a decline in net investment spread and increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under the Operating section of the MD&A.

OTHER
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Fee income and other	$13	$18	(28%)
Net investment income (loss)
Securities available-for sale and other	24	19	26%
Equity securities, held for trading [1]	(724)	(3,578)	80%

Total net investment loss	(700)	(3,559)	80%
Net realized capital losses	(23)	(26)	12%

Total revenues	(710)	(3,567)	80%
Benefits, losses and loss adjustment expenses	28	40	(30%)
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(724)	(3,578)	80%
Insurance operating costs and other expenses	5	15	(67%)

Total benefits, losses and expenses	(691)	(3,523)	80%
Loss before income taxes	(19)	(44)	57%
Income tax benefit	(9)	(17)	47%

Net loss	$(10)	$(27)	63%

[1]
Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net investment loss	•
Net investment income on securities available-for sale and other increased for the three months ended March 31, 2009 as compared to the prior year period due to an increase in the amount of capital retained in corporate. Offsetting this increase is a charge from the elimination of the impact of the inter-segment funding agreement as well declines in yields on fixed maturity investments and declines in limited partnerships and other alternative investment income.

Realized capital gains (losses)	•	See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Insurance operating costs and other expenses	•
For the three months ended March 31, 2008, insurance operating costs and other expenses included interest charged by Corporate on the amount of capital held by the Life operations in excess of the amount needed to support the capital requirements of the Life Operations whereas no interest was charged by Corporate in the first quarter of 2009. Offsetting this decrease is a benefit from the elimination of the impact of the inter-segment funding agreement.

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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Premium revenue

	Three Months Ended
	March 31,
	2009	2008
Written Premiums [1]
Personal Lines	$944	$936
Small Commercial	693	743
Middle Market	526	565
Specialty Commercial	295	340
Other Operations	1	2

Total	$2,459	$2,586

Earned Premiums [1]
Personal Lines	$979	$983
Small Commercial	652	687
Middle Market	548	593
Specialty Commercial	332	350
Other Operations	—	1

Total	$2,511	$2,614

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Earned Premiums
Total Property & Casualty earned premiums decreased $103, or 4%, primarily due to lower earned premiums in Small Commercial, Middle Market and Specialty Commercial.

Personal Lines	•
Earned premium remained relatively flat at $979 as a $16, or 2%, increase in AARP earned premiums was offset by a $20, or 7% decrease in Agency and Other earned premiums. AARP earned premiums grew primarily due to earned pricing increases, an increase in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. Agency earned premium decreased $16, or 6%, largely due to a decline in premium renewal retention since the middle of 2008, partially offset by earned pricing increases.

Small Commercial	•
Earned premium decreased by $35, or 5%, primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last nine months of 2008 in all lines, including workers’ compensation, package business and commercial auto.

Middle Market	•
Earned premium decreased by $45, or 8%, primarily driven by decreases in general liability and commercial auto driven by earned pricing decreases and the effect of a decline in new business over the last nine months of 2008 and first three months of 2009. Middle Market workers’ compensation earned premium increased modestly as the effect of an increase in new business written premium over the last nine months of 2008 and first three months of 2009 was partially offset by lower earned audit premium in the first quarter of 2009.

Specialty Commercial	•
Earned premium decreased by $18, or 5%, driven primarily by a decrease in property business due largely to the Company’s decision to stop writing specialty property business with large, national accounts and the effect of increased competition for core excess and surplus lines business.

Net income

	Three Months Ended
	March 31,
	2009	2008
Underwriting results before catastrophes and prior accident year development	$246	$313
Current accident year catastrophes	(65)	(50)
Prior accident year reserve development	68	36

Underwriting results	249	299
Net servicing income (loss) [1]	8	(1)
Net investment income	225	365
Net realized capital losses	(323)	(152)
Other expenses	(49)	(59)

Income before income taxes	110	452
Income tax (expense) benefit	2	(126)

Net income	$112	$326

[1]	Net of expenses related to service business.
Net realized capital gains (losses)

	Three Months Ended
	March 31,
	2009	2008
Gross gains on sales	$71	$52
Gross losses on sales	(330)	(100)
Impairments	(36)	(73)
Periodic net coupon settlements on credit derivatives	(3)	2
Other, net	(25)	(33)

Net realized capital losses, before-tax	$(323)	$(152)

Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net income decreased by $214, or 66%, primarily driven by higher net realized capital losses, lower net investment income and lower underwriting results.

Net realized capital losses	Gross gains (losses) on sales, net

•
Gross gains on sales for the three months ended March 31, 2009 were primarily from sales of equity and U.S. government securities. Gross losses on sales were predominately from sales of financial services securities and lower quality securities, mainly CMBS, RMBS and below investment grade corporate securities and were on securities that had declined in value since December 31, 2008. These losses resulted primarily from an effort to reduce portfolio risk while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

•
Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were comprised of corporate securities and CMBS, as well as $19 of CLOs for which HIMCO is the collateral manager. Gross gains and losses on sales, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Impairments

•
Impairments of $36 in 2009 primarily consisted of impairments of subordinated fixed maturities and preferred equities within the financial services sector as well as of securitized assets. Impairments of $73 in 2008 primarily consisted of the impairment of an investment in a financial services company that experienced a lack of liquidity and impairments on commercial real estate CDOs. See the Other-Than-Temporary Impairments discussion within Investment Results in the Investments section of the MD&A for more information on the impairments recorded in 2009.

Other, net

•
Other, net losses for the three months ended March 31, 2009 primarily related to a $26 increase in the valuation allowance on impaired mortgage loans and net losses on credit derivatives. These losses were partially offset by an $18 gain on the sale of First State Management Group (“FSMG”) and gains on currency derivatives which were primarily driven by the depreciation of the Euro against the U.S. dollar. For more information regarding the sale of FSMG, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.

•
Other, net losses for the three months ended March 31, 2008 primarily resulted from the change in value associated with credit derivatives due to credit spread widening and losses on HIMCO managed CLOs of $17. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, as well as increased likelihood of a U.S. recession.

Net investment income	•
Primarily driving the $140 decrease in net investment income was a $75 increase in losses from limited partnerships and other alternative investments and a $67 decrease in investment income from fixed maturities. The increased losses from limited partnerships and other alternative investments were primarily driven by losses on real estate and private equity partnerships. The decrease in fixed maturity income was primarily due to a lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to lower-yielding U.S. Treasuries and short-term investments. Also contributing to the decrease in fixed maturity income was a decrease in the level of invested assets.

Underwriting results	•
The $67 decrease in underwriting results before catastrophes and prior accident year reserve development was primarily driven by a $103 decrease in earned premium and a 0.8 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The 0.8 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes was principally driven by an increase in claim severity for homeowners and Small Commercial package business, partially offset by a decrease in loss costs for Personal Lines auto claims.

•
Current accident year catastrophe losses increased by $15 as 2009 losses from ice storms and windstorms in the Southeast and Midwest were greater than 2008 losses from tornadoes and thunderstorms in the South and winter storms along the Pacific coast.

•
The $32 increase in net favorable prior accident year reserve development was largely due to an increase in net favorable reserve development in Ongoing Operations and a decrease in net unfavorable reserve development in Other Operations. Net favorable reserve development for Ongoing Operations in 2009 was largely due to releases of reserves for general liability, workers’ compensation and professional liability claims. Refer to the “Reserves” section of the MD&A for further discussion.

Income tax (expense) benefit	•
Income taxes changed from income tax expense of $126 in 2008 to an income tax benefit of $2 in 2009. Contributing to the small income tax benefit in 2009 was a $17 benefit from a tax true-up. Apart from the tax true-up, the effective tax rate on pre-tax income dropped from 28% in 2008 to 13% in 2009. Due primarily to the larger amount of net realized losses from investments in 2009, net investment income generated from tax-exempt securities represented a greater share of pre-tax income in 2009 than in 2008.

Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2008 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2009 and 2008. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended
	March 31,
	2009	2008
Ongoing Operations earned premium growth
Personal Lines	—	3%
Small Commercial	(5%)	1%
Middle Market	(8%)	(5%)
Specialty Commercial	(5%)	(4%)

Total Ongoing Operations	(4%)	—

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	90.0	87.9

Catastrophe ratio
Current year	2.6	1.9
Prior years	0.2	(0.4)

Total catastrophe ratio	2.8	1.5
Non-catastrophe prior year development	(2.9)	(1.5)

Combined ratio	89.9	87.8

Other Operations net income	$1	$14

Total Property & Casualty measures of net investment income
Investment yield, after-tax	2.6%	3.7%
Average invested assets at cost	$27,157	$30,626

Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Ongoing Operations earned premium growth

Personal Lines	•
The change from 3% earned premium growth in 2008 to no growth in 2009 was primarily due to a change to declining earned premium in Agency and a lower growth rate on AARP business. The effects of declining auto and homeowners’ renewal retention since the beginning of 2008 were partially offset by the effect of higher earned pricing increases for both auto and homeowners in 2009.

Small Commercial	•	The change from 1% earned premium growth in 2008 to a 5% earned premium decline in 2009 was primarily attributable to decreasing premium renewal retention since the second quarter of 2008.

Middle Market	•
Earned premium declined at a higher rate in 2009 than in 2008 primarily due to the effect of a decrease in premium renewal retention beginning in the fourth quarter of 2008, partially offset by a change to new business growth in the last nine months of 2008.

Specialty Commercial	•
Earned premium decreased by 5% in 2009 compared to a 4% decrease in 2008. A larger earned premium decrease in property was partially offset by an improvement in the rate of earned premium decline in casualty. Property earned premium decreased more significantly in 2009 than in 2008 due, in part, to a decision to stop writing specialty property business with large, national accounts.

Ongoing Operations combined ratio
For the three months ended March 31, 2009, the Ongoing Operations’ combined ratio increased 2.1 points, to 89.9, due to a 2.1 point increase in the combined ratio before catastrophes and prior accident year development and a 1.3 point increase in the catastrophe ratio, partially offset by a 1.4 point improvement in non-catastrophe prior accident year reserve development.

Combined ratio before catastrophes and prior accident year development	•
The 2.1 increase in the combined ratio before catastrophes and prior accident year development, from 87.9 to 90.0, was due to a 1.3 point increase in the expense ratio and a 0.8 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The expense ratio in 2009 benefited from a $14, or 0.6 point, reduction in assessments related to hurricane Ike. Apart from the reduction in Ike-related assessments, the expense ratio increased by 1.9 points primarily due to a decrease in earned premium coupled with an increase in insurance operating costs and expenses in Small Commercial and Specialty Commercial and higher amortization of acquisition costs on AARP and other direct-to-consumer Personal Lines business. The 0.8 point increase in the current accident year loss and loss adjustment expense ratio was primarily due to an increase in claim severity for homeowners and Small Commercial package business, partially offset by a decrease in loss costs on Personal Lines auto claims.

Catastrophes	•
The catastrophe ratio increased 1.3 points, to 2.8, due to an increase in current accident year catastrophes and a change from net favorable prior accident year catastrophe reserve development in 2008 to net unfavorable catastrophe reserve development in 2009. Current accident year catastrophes in 2009 included losses from ice storms and windstorms in the Southeast and Midwest.

Non-catastrophe prior accident year development	•
Net non-catastrophe prior accident year reserve development was favorable in both 2009 and 2008. Favorable reserve development in 2009 included, among other reserve changes, the release of reserves for general liability claims primarily related to accident years 2005 to 2007, the release of reserves for workers’ compensation claims, primarily related to accident years 2003 to 2007 and the release of reserves for directors’ and officers’ claims for the 2006 accident year. See the “Reserves” section for a discussion of prior accident year reserve development for Ongoing Operations in 2009.

Other Operations net income
•
Other Operations reported net income of $1 in the three months ended March 31, 2009 compared to net income of $14 for the comparable period in 2008. The decrease in net income was primarily due to an increase in net realized capital losses and a decrease in net investment income, partially offset by a reduction in net unfavorable prior accident year reserve development. See the Other Operations segment MD&A for further discussion.

Investment yield and average invested assets
•
In 2009, the after-tax investment yield decreased due to larger losses in the first quarter of 2009 on limited partnership and other alternative investments, driven by negative returns on real estate and private equity partnerships. Also contributing to the decrease was a lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to lower-yielding U.S. Treasuries and short-term investments.

•
The average annual invested assets at cost decreased as a result of impairments of fixed maturity investments, the return of borrowed securities to lenders and dividends paid to Corporate, partially offset by positive operating cash flows.

Reserves
Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident year development (pts)” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford’s 2008 Form 10-K Annual Report.
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
Reserves for Personal Lines auto liability claims have also emerged favorably in recent accident years. Severity of reported claims for accidents years 2005 to 2007 has been lower than expected and reserves were released in the first quarter of 2009 as a result. If these favorable trends continue, future releases are possible.
While the Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases to be manageable, there is nonetheless the risk that claims under directors’ and officers’ (D&O) and errors and omissions (E&O) insurance policies incurred in the 2007 and 2008 accident years may develop adversely as the claims are settled. On the other hand, for the 2003 to 2006 accident years, reported losses for claims under D&O and E&O policies have been emerging favorably to initial expectations due to lower than expected claim severity. The Company released a total of $20 of reserves for D&O and E&O claims in the first three months of 2009 related to the 2006 accident year. Any continued favorable emergence of claims under D&O and E&O insurance policies for the 2006 and prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.
During the first quarter of 2009, the Company increased its estimate of unreported claims related to customs bonds. Because the pattern of claim reporting for customs bonds has not been similar to the reporting pattern of other surety bonds, future claim activity is difficult to predict. It is possible that as additional claim activity emerges, our estimate of both the number of future claims and the cost of those claims could change substantially, resulting in significant additional reserve strengthening.
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

A roll-forward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,052	$3,572	$4,744	$6,981	$17,349	$4,584	$21,933
Reinsurance and other recoverables	60	176	437	2,110	2,783	803	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,992	3,396	4,307	4,871	14,566	3,781	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	627	362	359	233	1,581	—	1,581
Current accident year catastrophes	42	6	16	1	65	—	65
Prior accident years	10	5	(58)	(25)	(68)	—	(68)

Total provision for unpaid losses and loss adjustment expenses	679	373	317	209	1,578	—	1,578
Payments	(705)	(349)	(343)	(156)	(1,553)	(110)	(1,663)

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,966	3,420	4,281	4,924	14,591	3,671	18,262
Reinsurance and other recoverables	58	170	458	2,063	2,749	793	3,542

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,024	$3,590	$4,739	$6,987	$17,340	$4,464	$21,804

Earned premiums	$979	$652	$548	$332	$2,511	$—	$2,511
Loss and loss expense paid ratio [1]	72.1	53.6	62.7	46.3	61.8
Loss and loss expense incurred ratio	69.4	57.3	57.8	62.6	62.8
Prior accident year development (pts) [2]	1.1	0.8	(10.5)	(7.9)	(2.7)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Prior accident year development recorded in 2009
Included within prior accident year development for the three months ended March 31, 2009 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Released general liability reserves primarily for accident years 2005 to 2007	$—	$—	$(38)	$—	$(38)	$—	$(38)
Released workers’ compensation reserves, primarily related to accident years 2003 to 2007	—	(13)	(10)	—	(23)	—	(23)
Released reserves for directors’ and officers’ claims for accident year 2006	—	—	—	(20)	(20)	—	(20)
Released reserves for personal auto liability claims primarily related to accident years 2005 to 2007	(18)	—	—	—	(18)	—	(18)
Strengthened reserves for homeowners’ claims primarily related to accident years 2000 to 2008	18	—	—	—	18	—	18
Strengthened reserves for package business liability claims for accident years 2000 to 2005	—	16	—	—	16	—	16
Strengthened reserves for surety business primarily related to accident years 2004 to 2007	—	—	—	10	10	—	10
Other reserve re-estimates, net [1]	10	2	(10)	(15)	(13)	—	(13)

Total prior accident year development for the three months ended March 31, 2009	$10	$5	$(58)	$(25)	$(68)	$—	$(68)

[1]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.

During the three months ended March 31, 2009, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
Ongoing Operations
•
Released reserves for general liability claims by $38, primarily related to the 2005 to 2007 accident years. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. During the first quarter of 2009, management determined that the lower level of loss emergence would likely continue for recent accident years, including the 2007 accident year and, as a result, the Company reduced the reserves.

•
Released workers’ compensation reserves by $23, primarily related to allocated loss adjustment expense reserves in accident years 2003 to 2007. During the first quarter of 2008, the Company observed lower than expected expense payments on older accident years. As a result, the Company reduced its estimate for future expense payments on more recent accident years.

•
Released reserves for professional liability claims for the 2006 accident year by $20. Beginning in 2008, the Company observed that claim severity for both directors’ and officers’ and errors and omissions claims for the 2003 to 2006 accident years was developing favorably to previous expectations and the Company released reserves for these accident years in 2008. During the first three months of 2009, the Company updated its analysis of certain professional liability claims and the new analysis showed that claim severity for directors and officers losses in the 2006 accident year continued to develop favorably to previous expectations, resulting in a $20 reduction of reserves in the first quarter.

•
Released reserves for Personal Lines auto liability claims by $18, principally related to AARP business for the 2005 through 2007 accident years. Beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2005 through 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. In the first quarter of 2009, the Company recognized that favorable development in reported severity was a sustained trend and, accordingly, management reduced its reserve estimate.

•
Strengthened reserves for homeowners’ claims by $18, primarily driven by increased claim settlement costs in recent accident years and increased losses from underground storage tanks in older accident years. In 2008, the Company began to observe increasing claim settlement costs for the 2005 to 2008 accident years and, in the first quarter of 2009, determined that this higher cost level would continue, resulting in a reserve strengthening of $9 for these accident years. In addition, beginning in 2008, the Company observed unfavorable emergence of homeowners’ casualty claims for accident years 2003 and prior, primarily related to underground storage tanks. Following a detailed review of these claims in the first quarter of 2009, management increased its estimate of the magnitude of this exposure and strengthened homeowners’ casualty claim reserves by $9.

•
Strengthened reserves for liability claims under Small Commercial package policies by $16, primarily related to allocated loss adjustment expenses for accident years 2000 to 2005. During the first quarter of 2009, the Company identified higher than expected expense payments on older accident years related to the liability coverage. As a result, the Company increased its estimate for future expense payments on more recent accident years.

•
Strengthened reserves for surety business by a net of $10, primarily related to accident years 2004 to 2007. The net $10 of strengthening consists of $20 strengthening of reserves for customs bonds, partially offset by a $10 release of reserve for contract surety claims. During 2008, the Company became aware that there were a large number of late reported surety claims related to customs bonds. During the first quarter of 2009, the high volume of late reported claims continued and the Company determined that the higher level of reported claims would continue to emerge and, as a result, strengthened reserves by $20.

Risk Management Strategy
Refer to the MD&A in The Hartford’s 2008 Form 10-K Annual Report for an explanation of Property & Casualty’s risk management strategy.
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
During 2008, the board of directors of TWIA notified its member companies that it would assess them $430 to cover TWIA losses from hurricane Ike.
The TWIA board indicated that the first $370 of TWIA losses from hurricane Ike would be covered by the CRTF, but that the cost of TWIA losses and reinstatement premium above that amount would be funded by assessments. Of the $430 in assessments, $230 is to fund the first $230 of TWIA losses in excess of the $370 available in the CRTF and $200 is to fund additional reinsurance premiums that TWIA must pay to reinstate a layer of coverage that reimburses TWIA for up to $1.5 billion of TWIA losses in excess of $600 per occurrence. Thus, TWIA’s assessment notice for $430 is based on an estimate that TWIA losses from hurricane Ike will total approximately $2.1 billion. If TWIA losses exceed $2.1 billion, the entire amount in excess of $2.1 billion would be recovered from assessing member companies according to their market share. In notifying member companies in 2008, TWIA’s board of directors stated that actual TWIA losses would likely be greater than $2.1 billion and, in the third quarter of 2008, management accrued a total of $27 in assessments for Ike based on an estimate that TWIA’s Ike ultimate losses would be approximately $2.5 billion and that ultimate TWIA assessments to the industry for hurricane Ike would be approximately $830. Of the $27 in assessments for Ike recorded in the third quarter of 2008, $7 was recorded as incurred losses within current accident year catastrophes and $20 was recorded as insurance operating costs and expenses.
In the first quarter of 2009, management learned that TWIA reduced its estimate of ultimate losses from hurricane Ike to an amount close to the $2.1 billion estimate on which TWIA based its assessment notice. Given the reduction in estimated TWIA losses from hurricane Ike, the Company reduced its estimated assessments by $14 in the first quarter of 2009, from $27 to $13, resulting in a reduction in insurance operating costs and expenses.
Through premium tax credits, member companies may recoup a portion of Ike-related assessments made to cover the first $2.1 billion of TWIA losses and may recoup all of the Ike-related assessments made to fund losses in excess of that amount. Under generally accepted accounting principles, the Company is required to accrue the assessments in the period the assessments become probable and estimable and the obligating event has occurred. However, premium tax credits may not be recorded as an asset until the related premium is earned and TWIA requires that premium tax credits be spread over a period of at least five years. The Company estimates that of the $13 of accrued assessments for Ike, it will ultimately be able to recoup $8 through premium tax credits.
Reinsurance Recoverables
Refer to the MD&A in The Hartford’s 2008 Form 10-K Annual Report for an explanation of Property & Casualty’s reinsurance recoverables.
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
Unless otherwise specified, the following discussion speaks to changes in the first quarter of 2009 as compared to the first quarter of 2008.

TOTAL PROPERTY & CASUALTY
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Earned premiums	$2,511	$2,614	(4%)
Net investment income	225	365	(38%)
Other revenues [1]	118	120	(2%)
Net realized capital losses	(323)	(152)	(113%)

Total revenues	2,531	2,947	(14%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,581	1,625	(3%)
Current accident year catastrophes	65	50	30%
Prior accident years	(68)	(36)	(89%)

Total losses and loss adjustment expenses	1,578	1,639	(4%)
Amortization of deferred policy acquisition costs	523	523	—
Insurance operating costs and expenses	161	153	5%
Other expenses	159	180	(12%)

Total losses and expenses	2,421	2,495	(3%)
Income before income taxes	110	452	(76%)
Income tax expense (benefit)	(2)	126	NM

Net income [2]	$112	$326	(66%)

Net Income
Ongoing Operations	$111	$312	(64%)
Other Operations	1	14	(93%)

Total Property & Casualty net income	$112	$326	(66%)

[1]	Represents servicing revenue.

[2]	Includes net realized capital losses, after-tax, of $211 and $99 for the three months ended March 31, 2009 and 2008, respectively.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net income decreased by $214, or 66%, as a result of a $201 decrease in Ongoing Operations’ net income and a $13 decrease in Other Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.

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

	Three Months Ended
	March 31,
	2009	2008	Change
Written premiums	$2,458	$2,584	(5%)
Change in unearned premium reserve	(53)	(29)	(83%)

Earned premiums	2,511	2,613	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,581	1,625	(3%)
Current accident year catastrophes	65	50	30%
Prior accident years	(68)	(51)	(33%)

Total losses and loss adjustment expenses	1,578	1,624	(3%)
Amortization of deferred policy acquisition costs	523	523	—
Insurance operating costs and expenses	156	148	5%

Underwriting results	254	318	(20%)
Net servicing income (loss) [1]	8	(1)	NM
Net investment income	185	310	(40%)
Net realized capital losses	(289)	(134)	(116%)
Other expenses	(50)	(57)	12%

Income before income taxes	108	436	(75%)
Income tax benefit (expense)	3	(124)	NM

Net income	$111	$312	(64%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.0	62.2	(0.8)
Current accident year catastrophes	2.6	1.9	(0.7)
Prior accident years	(2.7)	(2.0)	0.7

Total loss and loss adjustment expense ratio	62.8	62.2	(0.6)
Expense ratio	26.8	25.5	(1.3)
Policyholder dividend ratio	0.2	0.2	—

Combined ratio	89.9	87.8	(2.1)

Catastrophe ratio
Current accident year	2.6	1.9	(0.7)
Prior accident years	0.2	(0.4)	(0.6)

Total catastrophe ratio	2.8	1.5	(1.3)

Combined ratio before catastrophes	87.1	86.4	(0.7)
Combined ratio before catastrophes and prior accident year development	90.0	87.9	(2.1)

[1]	Net of expenses related to service business.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net income
Net income decreased by $201, due primarily to an increase in net realized capital losses, a decrease in net investment income and a decrease in underwriting results.
Net realized capital losses increased by $155
The increase in net realized capital losses of $155 in 2009 was primarily due to an increase in realized losses on sales of securities, including sales of financial services securities and lower quality securities, mainly CMBS, RMBS and below investment grade corporate securities and were on securities that had declined in value since December 31, 2008. See the Other-Than-Temporary Impairments discussion within Investment Results in the Investments section of the MD&A for more information on the impairments recorded in 2009.

Net investment income decreased by $125
Primarily driving the $125 decrease in net investment income was an increase in losses from limited partnerships and other alternative investments and a decrease in income on fixed maturity investments. The increased losses on limited partnerships and other alternative investments was largely driven by losses on real estate and private equity partnerships as a result of volatility in the equity and credit markets. The decrease in income from fixed maturities primarily resulted from lower income on variable rate securities due to declines in short-term interest rates as well as an increased allocation to lower-yielding U.S. Treasuries and short-term investments. Also contributing to the decrease in fixed maturity income was a decrease in the level of invested assets.
Underwriting results decreased by $64
Underwriting results decreased by $64 with a corresponding 2.1 point increase in the combined ratio, from 87.8 to 89.9, due to:

Change in underwriting results
Decrease in earned premiums	$(102)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	63
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(19)

Decrease in current accident year losses and loss adjustment expenses before catastrophes	44
Catastrophes — Increase in current accident year catastrophe losses	(15)
Reserve changes — An increase in net favorable prior accident year reserve development	17

Net decrease in losses and loss adjustment expenses	46

Operating expenses
No change in amortization of deferred policy acquisition costs	—
Increase in insurance operating costs and expenses	(8)

Net increase in operating expenses	(8)

Decrease in underwriting results from 2008 to 2009	$(64)

Earned premium decreased by $102
Ongoing Operations’ earned premiums decreased by $102, or 4%, primarily due to an 8% decrease in Middle Market and a 5% decrease in both Small Commercial and Specialty Commercial. Refer to the Earned Premium discussion in the Executive Overview section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $46
Current accident year losses and loss adjustment expenses before catastrophes decreased by $44
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes decreased by $44 due to a decrease in earned premium, partially offset by an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes increased by 0.8 points, to 63.0, driven by an increase in Small Commercial, Middle Market and Specialty Commercial, partially offset by a decrease in Personal Lines.

Personal Lines	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Personal Lines decreased by 0.5 points, primarily due to a lower current accident year loss and loss adjustment expense ratio for auto claims, partially offset by increased severity of non-catastrophe losses on homeowners’ business. Contributing to the lower loss and loss adjustment expense ratio for auto claims was lower frequency on auto liability claims and lower severity on physical damage claims, as well as the effect of earned pricing increases.

Small Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Small Commercial increased by 1.7 points, primarily due higher losses on package business, partially offset by a modestly lower loss and loss adjustment expense ratio on workers’ compensation business. On package business, the Company experienced higher non-catastrophe property losses and higher expected liability losses, largely due to increased claim cost severity. On workers’ compensation business, the lower current accident year loss and loss adjustment expense ratio reflects the continuation of a favorable expected frequency trend, partially offset by the effect of earned pricing declines and the effect of a 2009 decrease in estimated audit premium related to exposures earned in 2008.

Middle Market	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Middle Market increased by 1.4 points, primarily due to a higher loss and loss adjustment expense ratio for workers’ compensation, partially offset by lower non-catastrophe losses on property business, driven by favorable claim severity. The increase in the loss and loss adjustment expense ratio for workers’ compensation was largely due to the effect of a 2008 increase in estimated audit premium related to exposures earned in 2007, which reduced the loss and loss adjustment expense ratio in 2008.

Specialty Commercial	•
The current accident year loss and loss adjustment expense ratio before catastrophes in Specialty Commercial increased by 1.6 points, primarily due to a higher loss and loss adjustment ratio on both specialty casualty business and directors’ and officers’ insurance for professional liability business, driven largely by earned pricing decreases.

Current accident year catastrophes increased by $15
Current accident year catastrophe losses of $65, or 2.6 points, in 2009 were higher than current accident year catastrophe losses of $50, or 1.9 points, in 2008, as 2009 losses from ice storms and windstorms in the Southeast and Midwest were greater than 2008 losses from tornadoes and thunderstorms in the South and winter storms along the Pacific coast.
Net favorable prior accident year reserve development increased by $17
Net favorable prior accident year reserve development increased from $51, or 2.0 points, in 2008, to $68, or 2.7 points, in 2009. Among other reserve changes, net favorable reserve development of $68 in 2009 included the release of general liability reserves in Middle Market, workers’ compensation reserves in Small Commercial and Middle Market and professional liability claim reserves in Specialty Commercial. Refer to the “Reserves” section of the MD&A for further discussion of the prior accident year reserve development in 2009. Among other reserve changes, net favorable reserve development of $51 in 2008 included workers’ compensation reserve releases in Small Commercial and Middle Market.
Operating expenses increased by $8
Insurance operating costs and expenses increased by $8 primarily due to an increase in insurance operating costs and expenses in Small Commercial and Specialty Commercial, partially offset by a $14, or 0.6 point, reduction in TWIA assessments related to hurricane Ike. While earned premium declined, amortization of deferred policy acquisition costs remained flat due to the amortization of higher acquisition costs on AARP and other direct-to-consumer business. Apart from the reduction in Ike-related assessments, the expense ratio increased by 1.9 points, to 27.4, primarily due to a decrease in earned premium coupled with an increase in insurance operating costs and expenses in Small Commercial and Specialty Commercial and the amortization of higher acquisition costs on AARP and other direct-to-consumer business.
A $127 change from income tax expense to an income tax benefit
Income taxes changed from income tax expense of $124 in 2008 to an income tax benefit of $3 in 2009. Contributing to the small income tax benefit in 2009 was a $17 benefit from a tax true-up. Apart from the tax true-up, the effective tax rate on pre-tax income dropped from 28% in 2008 to 13% in 2009. Due primarily to the larger amount of net realized losses from investments in 2009, net investment income generated from tax-exempt securities represented a greater share of pre-tax income in 2009 than in 2008.

PERSONAL LINES
Premiums

	Three Months Ended
	March 31,
	2009	2008	Change
Written Premiums [1]
Business Unit
AARP	$681	$662	3%
Agency	249	258	(3%)
Other	14	16	(13%)

Total	$944	$936	1%

Product Line
Automobile	$707	$698	1%
Homeowners	237	238	—

Total	$944	$936	1%

Earned Premiums [1]
Business Unit
AARP	$703	$687	2%
Agency	261	277	(6%)
Other	15	19	(21%)

Total	$979	$983	—

Product Line
Automobile	$704	$706	—
Homeowners	275	277	(1%)

Total	$979	$983	—

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Premium Measures

	2009	2008

Policies in-force end of period
Automobile	2,347,967	2,339,871
Homeowners	1,460,172	1,477,335

Total policies in-force end of period	3,808,139	3,817,206

New business premium
Automobile	$115	$84
Homeowners	$31	$24

Premium Renewal Retention
Automobile	85%	88%
Homeowners	88%	88%

Written Pricing Increase
Automobile	3%	4%
Homeowners	6%	5%

Earned Pricing Increase
Automobile	3%	—
Homeowners	6%	5%
Earned Premiums
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Earned premiums were relatively flat, primarily due to an increase in AARP earned premium, offset by a decrease in Agency and Other earned premium.
•
AARP earned premium grew $16, or 2%, reflecting an increase in earned pricing, growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross selling homeowners insurance to insureds who have auto policies. The effects of earned pricing increases and an increase in new business beginning in the fourth quarter of 2008 were partially offset by the effect of a decrease in premium renewal retention since the second quarter of 2008.

•
Agency earned premium decreased $16, or 6%, due to a decline in premium renewal retention since the second quarter of 2008 driven, in part, by the Company’s decision to stop renewing Florida homeowners’ policies sold through agents. Partially offsetting the effect of price competition on retention was the effect of an increase in the number of agency appointments and increased flow from existing agents. The decrease in renewal retention was partially offset by the effect of increases in earned pricing.

•	Other earned premium decreased by $4, or 21%, primarily due to a strategic decision to reduce other affinity business.

Auto earned premium was relatively flat as the effect of modest earned pricing increases was offset by a decline in premium renewal retention over the last nine months of 2008 and first three months of 2009. Homeowners’ earned premium was also relatively flat as the effect of earned pricing increases was offset by a decline in new business and premium renewal retention over the last nine months of 2008.

New business premium	•
Both auto and homeowners new business written premium increased in the three months ended March 31, 2009 with auto new business increasing by $31, or 37%, to $115 and homeowners’ new business increasing by $7, or 29%, to $31. AARP new business written premium increased primarily due to increased direct marketing spend, higher auto policy conversion rates and cross selling homeowners insurance to insureds who have auto policies. Agency new business written premium increased primarily due to an increase in the number of policy quotes and the policy conversion rate.

Premium renewal retention	•
Premium renewal retention for auto decreased from 88% to 85% as renewal retention decreased in both AARP and Agency. The decrease in auto premium renewal retention was driven largely by lower than expected average written premium as a result of customers reducing coverage or limits due to current economic conditions. Premium renewal retention for homeowners remained flat at 88% for the three months ended March 31, 2009, as a modest increase for AARP business was offset by a decrease in retention for Agency business.

Earned pricing increase (decrease)	•
The trend in earned pricing during 2008 was primarily a reflection of the written pricing changes in the last nine months of 2008. Consistent with the fourth quarter of 2008, written pricing increased in auto by 3% in the first quarter of 2009 as the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs. Homeowners’ written pricing continued to increase due largely to rate increases and increases in insurance to value. Insurance to value is the ratio of the amount of insurance purchased to the value of the insured property.

Policies in-force	•
The number of policies in-force was relatively flat for both auto and homeowners, as a 6% decline in the number of Agency policies in-force was largely offset by a 2% increase in the number of AARP policies in-force. The number of Agency policies in-force was reduced primarily by the Company’s decision to stop renewing Florida homeowners’ policies.

Personal Lines — Underwriting Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Written premiums	$944	$936	1%
Change in unearned premium reserve	(35)	(47)	26%

Earned premiums	979	983	—
Losses and loss adjustment expenses
Current accident year before catastrophes	627	635	(1%)
Current accident year catastrophes	42	30	40%
Prior accident years	10	(8)	NM

Total losses and loss adjustment expenses	679	657	3%
Amortization of deferred policy acquisition costs	166	156	6%
Insurance operating costs and expenses	59	65	(9%)

Underwriting results	$75	$105	(29%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.1	64.6	0.5
Current accident year catastrophes	4.3	3.1	(1.2)
Prior accident years	1.1	(0.8)	(1.9)

Total loss and loss adjustment expense ratio	69.4	66.9	(2.5)
Expense ratio	23.0	22.4	(0.6)

Combined ratio	92.4	89.4	(3.0)

Catastrophe ratio
Current year	4.3	3.1	(1.2)
Prior years	1.1	(0.7)	(1.8)

Total catastrophe ratio	5.4	2.5	(2.9)

Combined ratio before catastrophes	87.0	86.9	(0.1)
Combined ratio before catastrophes and prior accident years development	87.0	87.0	—

Other revenues [1]	$37	$34	9%

[1]	Represents servicing revenues.

	Three Months Ended
	March 31,
Combined Ratios	2009	2008	Change
Automobile	89.3	92.6	3.3
Homeowners	100.3	81.1	(19.2)

Total	92.4	89.4	(3.0)

Underwriting results and ratios
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Underwriting results decreased by $30, from $105 to $75, with a corresponding 3.0 point increase in the combined ratio, from 89.4 to 92.4, due to:

Change in underwriting results
Decrease in earned premiums	$(4)

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	5
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	3

Decrease in current accident year losses and loss adjustment expenses before catastrophes	8
Catastrophes — Increase in current accident year catastrophes	(12)
Reserve changes — A change from net favorable to net unfavorable prior accident year reserve development	(18)

Net increase in losses and loss adjustment expenses	(22)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(10)
Decrease in insurance operating costs and expenses	6

Increase in operating expenses	(4)

Decrease in underwriting results from 2008 to 2009	$(30)

Earned premium decreased by $4
Earned premiums decreased $4, as earned premium decreases in Agency and Other were largely offset by growth in AARP. Refer to the Earned Premium section above for further discussion.
Losses and loss adjustment expenses increased by $22
Current accident year losses and loss adjustment expenses before catastrophes decreased by $8
Personal Lines current accident year losses and loss adjustment expenses before catastrophes decreased by $8, to $627, due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes and lower earned premiums. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 0.5 points, to 64.1. The decrease was primarily due to a lower current accident year loss and loss adjustment expense ratio for auto claims, partially offset by increased severity of non-catastrophe losses on homeowners’ business. Contributing to the lower loss and loss adjustment expense ratio for auto claims was lower frequency on liability claims, lower severity on physical damage claims and the effect of earned pricing increases.
Current accident year catastrophes increased by $12
Current accident year catastrophe losses of $42, or 4.3 points, in 2009 were higher than current accident year catastrophe losses of $30, or 3.1 points, in 2008, as 2009 losses from ice storms and windstorms in the Southeast and Midwest were greater than 2008 losses from tornadoes and thunderstorms in the South and winter storms along the Pacific coast.
An $18 change to net unfavorable prior accident year reserve development
Net unfavorable reserve development of $10 in 2009 included an $18 strengthening of reserves for homeowners’ business. Net favorable reserve development of $8 in 2008 included a $9 release of reserves for extra-contractual liability claims related to non-standard auto liability claims in runoff.
Operating expenses increased by $4
The expense ratio increased by 0.6 points, to 23.0, in 2009, due largely to a $10 increase in amortization of deferred policy acquisition costs, driven primarily by higher amortization of acquisition costs, partially offset by a $6 reduction in insurance operating costs and expenses. Amortization of acquisition costs increased for both AARP business and for business sold direct to the consumer in four pilot states. The decrease in insurance operating costs and expenses was driven by a $7, or 0.7 point, reduction in TWIA assessments related to hurricane Ike.

SMALL COMMERCIAL
Premiums [1]

	Three Months Ended
	March 31,
	2009	2008	Change
Written premiums	$693	$743	(7%)
Earned premiums	652	687	(5%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2009	2008
New business premium	$119	$127
Premium renewal retention	79%	83%
Written pricing decrease	—	(2%)
Earned pricing decrease	—	(2%)
Policies in-force end of period	1,053,568	1,048,057
Earned Premiums
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Earned premiums for the Small Commercial segment decreased $35, or 5%, primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last nine months of 2008 in all lines, including workers’ compensation, package business and commercial auto. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, the effects of the economic downturn and competitor actions to increase market share and increase business appetite in certain classes of risks have contributed to the decrease in earned premium in the first quarter of 2009.

New business premium
•     New business written premium was down $8, or 6%, in the three months ended March 31, 2009 primarily driven by a decrease in new package and commercial automobile business. The effects of the economic downturn and aggressive competition have contributed to the decline in new business.

Premium renewal retention
•     Premium renewal retention decreased from 83% to 79% in the three month period due largely to the effect of a decrease in retention in all lines of business and the effect of written pricing decreases for workers’ compensation business over the last nine months of 2008 and first three months of 2009.

Earned pricing decrease
•     Earned pricing increased for package business, decreased for workers’ compensation and was flat for commercial auto business. As written premium is earned over the 12-month term of the policies, the earned pricing changes during the three month period ended March 31, 2009 was primarily a reflection of written pricing changes over the last nine months of 2008. In addition to the effect of written pricing decreases in workers’ compensation, average premium per policy in Small Commercial has declined due to a lower average premium on Next Generation Auto business, a reduction in the payrolls of workers’ compensation insureds and the effect of declining mid-term endorsements.

Policies in-force
•     While earned premium has decreased by 5%, the number of policies in-force has increased by 1%. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing, changes in the average premium per policy and because policy in-force counts are as of a point in time rather than over a period of time.

Small Commercial — Underwriting Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Written premiums	$693	$743	(7%)
Change in unearned premium reserve	41	56	(27%)

Earned premiums	652	687	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	362	370	(2%)
Current accident year catastrophes	6	9	(33%)
Prior accident years	5	(2)	NM

Total losses and loss adjustment expenses	373	377	(1%)
Amortization of deferred policy acquisition costs	157	159	(1%)
Insurance operating costs and expenses	35	32	9%

Underwriting results	$87	$119	(27%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	55.5	53.8	(1.7)
Current accident year catastrophes	1.0	1.3	0.3
Prior accident years	0.8	(0.3)	(1.1)

Total loss and loss adjustment expense ratio	57.3	54.8	(2.5)
Expense ratio	29.3	27.7	(1.6)
Policyholder dividend ratio	0.1	0.2	0.1

Combined ratio	86.6	82.7	(3.9)

Catastrophe ratio
Current year	1.0	1.3	0.3
Prior years	0.1	—	(0.1)

Total catastrophe ratio	1.1	1.3	0.2

Combined ratio before catastrophes	85.5	81.3	(4.2)
Combined ratio before catastrophes and prior accident years development	84.8	81.7	(3.1)

Underwriting results and ratios
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Underwriting results decreased by $32, from $119 to $87, with a corresponding 3.9 point increase in the combined ratio, from 82.7 to 86.6, due to:

Change in underwriting results
Decrease in earned premiums	$(35)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	19
Ratio change — An increase in the current accident loss and loss adjustment expense ratio before catastrophes	(11)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	8
Catastrophes — Decrease in current accident year catastrophes	3
Reserve changes — A change from net favorable to net unfavorable prior accident year reserve development	(7)

Net decrease in losses and loss adjustment expenses	4

Operating expenses
Decrease in amortization of deferred policy acquisition costs	2
Increase in insurance operating costs and expenses	(3)

Increase in operating expenses	(1)

Decrease in underwriting results from 2008 to 2009	$(32)

Earned premium decreased by $35
For the three months ended March 31, 2009, earned premiums for the Small Commercial segment decreased by $35, to $652. Refer to the Earned Premium section above for discussion.
Losses and loss adjustment expenses decreased by $4
Current accident year losses and loss adjustment expenses before catastrophes decreased by $8
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $8 in 2009, to $362, primarily due to the decrease in earned premium, partially offset by a 1.7 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, to 55.5. The increase in this ratio was primarily due to higher losses on package business, partially offset by a lower loss and loss adjustment expense ratio on workers’ compensation business. On package business, the Company experienced higher non-catastrophe property losses and higher expected liability losses, largely due to increased claim cost severity. On workers’ compensation business, the lower current accident year loss and loss adjustment expense ratio reflects the continuation of a favorable expected frequency trend, partially offset by the effect of earned pricing declines and the effect of a 2009 decrease in estimated audit premium related to exposures earned in 2008.
A $7 change to net unfavorable prior accident year reserve development
Net unfavorable prior accident year development of $5 in 2009 included a $16 strengthening of reserves for package business related to accident years 2000 to 2005 and a $13 release of workers’ compensation reserves related to accident years 2003 to 2007. While net favorable prior accident year development was only $2 in 2008, reserve development included a $21 release of workers’ compensation reserves related to accident years 2006 and prior, largely offset by a $17 strengthening of reserves for general liability and products liability claims for accident years 2004 and prior.
Operating expense increased by $1
Insurance operating costs and expenses increased by $3 largely due to a decrease in estimated contingent commissions in 2008 related to 2007 agent compensation and higher IT costs in 2009, partially offset by a $5, or 0.7 point, reduction in TWIA assessments related to hurricane Ike. The decrease in amortization of deferred policy acquisition costs was driven by the decrease in earned premium, partially offset by higher amortization of other underwriting expenses. The expense ratio increased by 1.6 points, to 29.3, in 2009, primarily due to the decrease in earned premium and the increase in insurance operating costs and expenses.

MIDDLE MARKET
Premiums [1]

	Three Months Ended
	March 31,
	2009	2008	Change
Written premiums	$526	$565	(7%)
Earned premiums	548	593	(8%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2009	2008
New business premium	$115	$105
Premium renewal retention	75%	78%
Written pricing decrease	(2%)	(6%)
Earned pricing decrease	(6%)	(5%)
Policies in-force end of period	90,463	89,179
Earned Premiums
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Earned premiums for the Middle Market segment decreased by $45, or 8%, for the three months ended March 31, 2009. The decrease was primarily driven by decreases in general liability and commercial auto due to earned pricing decreases and the effect of a decline in new business over the last nine months of 2008 and first three months of 2009. Middle Market workers’ compensation earned premium increased modestly as the effect of an increase in new business written premium over the last nine months of 2008 and first three months of 2009 was partially offset by lower earned audit premium in the first quarter of 2009.

New business premium
•      New business written premium increased by $10, or 10%, to $115 in the first quarter of 2009. An increase in new business written premium for workers’ compensation was partially offset by a decrease in new business for marine, commercial auto and general liability. The Company has increased new business for workers’ compensation by targeting business in selected industries and regions of the country where attractive new business opportunities remain, despite continued price competition and state-mandated rate reductions.

Premium renewal retention
•     Premium renewal retention decreased from 78% to 75% for the three month period due largely to a decrease in retention of workers’ compensation, property, general liability and marine. The Company continued to take actions to secure renewals in the first three months of 2009, including the use of reduced pricing on targeted accounts, particularly on workers’ compensation business. Nevertheless, premium renewal retention declined due to the effects of the downturn in the economy, particularly on Marine construction lines, and the Company’s decision not to reduce its pricing in many lines, including property, auto and general liability business.

Earned pricing decrease
•     Earned pricing decreased in all lines of business, including workers’ compensation, commercial auto, general liability, property and marine. As written premium is earned over the 12-month term of the policies, the earned pricing changes during the first quarter of 2009 were primarily a reflection of written pricing decreases over the last nine months of 2008. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market, which has contributed to mid-single digit price decreases across the industry.

Policies in-force
•     While the number of policies in-force increased 1% from March 31, 2008 to March 31, 2009, due largely to growth on smaller accounts, earned premium declined due to the reduction in the average premium per policy.

Middle Market — Underwriting Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Written premiums	$526	$565	(7%)
Change in unearned premium reserve	(22)	(28)	21%

Earned premiums	548	593	(8%)
Losses and loss adjustment expenses
Current accident year before catastrophes	359	380	(6%)
Current accident year catastrophes	16	9	78%
Prior accident years	(58)	(16)	NM

Total losses and loss adjustment expenses	317	373	(15%)
Amortization of deferred policy acquisition costs	125	129	(3%)
Insurance operating costs and expenses	37	36	3%

Underwriting results	$69	$55	25%

Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.5	64.1	(1.4)
Current accident year catastrophes	2.8	1.6	(1.2)
Prior accident years	(10.5)	(2.6)	7.9

Total loss and loss adjustment expense ratio	57.8	63.0	5.2
Expense ratio	29.3	27.5	(1.8)
Policyholder dividend ratio	0.4	0.3	(0.1)

Combined ratio	87.5	90.8	3.3

Catastrophe ratio
Current year	2.8	1.6	(1.2)
Prior years	(1.0)	0.3	1.3

Total catastrophe ratio	1.8	1.8	—

Combined ratio before catastrophes	85.7	89.0	3.3
Combined ratio before catastrophes and prior accident years development	95.2	91.9	(3.3)

Underwriting results and ratios
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Underwriting results increased by $14, from $55 to $69, with a corresponding 3.3 point decrease in the combined ratio, from 90.8 to 87.5, due to:

Change in underwriting results
Decrease in earned premiums	$(45)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	28
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(7)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	21
Catastrophes — Increase in current accident year catastrophes	(7)
Reserve changes — An increase in net favorable prior accident year reserve development	42

Net decrease in losses and loss adjustment expenses	56
Operating expenses
Decrease in amortization of deferred policy acquisition costs	4
Increase in insurance operating costs and expenses	(1)

Net decrease in operating expenses	3

Increase in underwriting results from 2008 to 2009	$14

Earned premium decreased by $45
Earned premiums for the Middle Market segment decreased by $45, or 8%, driven primarily by decreases in general liability and commercial auto. Refer to the Earned Premium section for further discussion.
Losses and loss adjustment expenses decreased by $56
Current accident year losses and loss adjustment expenses before catastrophes decreased by $21
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $21, primarily due to a decrease in earned premium, partially offset by the effect of an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio increased by 1.4 points, to 65.5, primarily due to a higher loss and loss adjustment expense ratio on workers’ compensation business, partially offset by lower non-catastrophe losses on property business, driven by favorable claim severity. The higher loss and loss adjustment expense ratio on workers’ compensation business was primarily due to the effect of a 2008 increase in estimated audit premium related to exposures earned in 2007, which reduced the loss and loss adjustment expense ratio in 2008.
Current accident year catastrophes increased by $7
Current accident year catastrophe losses of $16, or 2.8 points, in 2009 were higher than current accident year catastrophe losses of $9, or 1.6 points, in 2008, as 2009 losses from ice storms and windstorms in the Southeast and Midwest were greater than 2008 losses from tornadoes and thunderstorms in the South and winter storms along the Pacific coast.
A $42 increase in net favorable prior accident year development
Net favorable prior accident year reserve development increased by $42, from $16, or 2.6 points in 2008 to $58, or 10.5 points, in 2009. Net favorable reserve development of $58 in 2009 included a $38 release of general liability reserves, primarily related to accident years 2005 to 2007. Net favorable reserve development of $16 in 2008 included a $19 release of workers’ compensation reserves and a $14 release of reserves for umbrella claims, partially offset by a $30 strengthening of reserves for general liability and products liability claims.
Operating expenses decreased by $3
The expense ratio increased 1.8 points, to 29.3 in 2009, due to the decrease in earned premium while insurance operating costs and expenses remained relatively flat. Insurance operating costs and expenses included an increase in compensation-related costs and IT costs, partially offset by a $2 reduction in TWIA assessments related to hurricane Ike. The decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium, partially offset by an increase in amortization of other underwriting expenses.

SPECIALTY COMMERCIAL

	Three Months Ended
	March 31,
	2009	2008	Change
Written Premiums [1]
Property	$(16)	$7	NM
Casualty	150	159	(6%)
Professional liability, fidelity and surety	143	152	(6%)
Other	18	22	(18%)

Total	$295	$340	(13%)

Earned Premiums [1]
Property	$13	$27	(52%)
Casualty	130	132	(2%)
Professional liability, fidelity and surety	171	170	1%
Other	18	21	(14%)

Total	$332	$350	(5%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Earned premiums for the Specialty Commercial segment decreased by $18, or 5%, primarily due to a decrease in property earned premiums.
•
Property earned premiums decreased by $14, or 52%, primarily due to the Company’s decision to stop writing specialty property business with large national accounts and the effect of increased competition and capacity for core excess and surplus lines business. With its core excess and surplus lines business, the Company experienced a decrease in earned pricing, lower new business growth and lower premium renewal retention, particularly for catastrophe-exposed business. Effective March 31, 2009, the Company sold its core excess and surplus lines property business, to Beazley Group PLC. Concurrent with the sale, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. The ceding of the unearned premium was reflected as a reduction of written premium in the three months ended March 31, 2009.

•	Casualty earned premiums decreased slightly, primarily because of earned pricing decreases.
•
Professional liability, fidelity and surety earned premium remained relatively flat as the effects of lower new business and earned pricing decreases were offset by a decrease in the portion of professional liability risks ceded to outside reinsurers. The adverse impact of recent ratings downgrades has contributed to a decline in new business in the first quarter of 2009.

•	Within the “Other” category, earned premium decreased $3, or 14%, from 2008 to 2009. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.

Specialty Commercial — Underwriting Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Written premiums	$295	$340	(13%)
Change in unearned premium reserve	(37)	(10)	NM

Earned premiums	332	350	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	233	240	(3%)
Current accident year catastrophes	1	2	(50%)
Prior accident years	(25)	(25)	—

Total losses and loss adjustment expenses	209	217	(4%)
Amortization of deferred policy acquisition costs	75	79	(5%)
Insurance operating costs and expenses	25	15	67%

Underwriting results	$23	$39	(41%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	70.3	68.7	(1.6)
Current accident year catastrophes	0.1	0.3	0.2
Prior accident years	(7.9)	(7.2)	0.7

Total loss and loss adjustment expense ratio	62.6	61.7	(0.9)
Expense ratio	29.5	26.3	(3.2)
Policyholder dividend ratio	0.7	0.5	(0.2)

Combined ratio	92.8	88.6	(4.2)

Catastrophe ratio
Current year	0.1	0.3	0.2
Prior years	(0.2)	(1.9)	(1.7)

Total catastrophe ratio	(0.1)	(1.6)	(1.5)

Combined ratio before catastrophes	92.9	90.2	(2.7)
Combined ratio before catastrophes and prior accident years development	100.5	95.5	(5.0)

Other revenues [1]	$80	$86	(7%)

[1]	Represents servicing revenue.
Underwriting results and ratios
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Underwriting results decreased by $16, from $39 to $23, with a corresponding 4.2 point increase in the combined ratio, to 92.8, due to:

Change in underwriting results
Decrease in earned premiums	$(18)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	13
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(6)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	7
Catastrophes — Decrease in current accident year catastrophe losses	1
Reserve changes — No change in net favorable prior accident year reserve development	—

Net decrease in losses and loss adjustment expenses	8

Operating expenses
Decrease in amortization of deferred policy acquisition costs	4
Increase in insurance operating costs and expenses	(10)

Net increase in operating expenses	(6)

Decrease in underwriting results from 2008 to 2009	$(16)

Earned premium decreased by $18
Earned premiums for the Specialty Commercial segment decreased by $18, or 5%, primarily due to a decrease in property earned premium. Refer to the Earned Premium section above for further discussion.
Losses and loss adjustment expenses decreased by $8
Current accident year losses and loss adjustment expenses before catastrophes decreased by $7
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $7 in 2009, to $233, primarily due to a decrease in earned premium, partially offset by an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development. The loss and loss adjustment expense ratio before catastrophes and prior accident year development increased by 1.6 points, to 70.3, primarily due to a higher loss and loss adjustment ratio on both specialty casualty business and directors’ and officers’ insurance for professional liability business, driven largely by earned pricing decreases.
No change in net favorable prior accident year development
Net favorable prior accident year reserve development of $25 in 2009 included a $20 release of reserves for directors’ and officers insurance claims related to the 2006 accident year. Net favorable prior accident year reserve development of $25 in 2008 included a $10 release of reserves for directors’ and officers insurance claims related to accident year 2003 and a $10 release of reserves for construction defect claims related to accident year 2001.
Operating expenses increased by $6
Insurance operating costs and expenses increased by $10, primarily due to a decrease in estimated profit commissions on ceded property business, increased IT costs and increased compensation-related costs. Amortization of deferred policy acquisition costs decreased by $4 due to the decrease in earned premium. The expense ratio increased by 3.2 points, to 29.5, primarily due to the increase in insurance operating costs and expenses coupled with the decrease in earned premium.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)
Operating Summary

	Three Months Ended
	March 31,
	2009	2008	Change
Written premiums	$1	$2	(50%)
Change in unearned premium reserve	1	1	—

Earned premiums	—	1	(100%)
Losses and loss adjustment expenses — prior years	—	15	(100%)
Insurance operating costs and expenses	5	5	—

Underwriting results	(5)	(19)	74%
Net investment income	40	55	(27%)
Net realized capital losses	(34)	(18)	(89%)
Other expenses	1	(2)	NM

Income before income taxes	2	16	(88%)
Income tax expense	(1)	(2)	50%

Net income	$1	$14	(93%)

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
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net income for the three months ended March 31, 2009 decreased $13 compared to the prior year period.
The decrease in Other Operations’ net income was driven primarily by the following:
•
A $16 increase in net realized capital losses in 2009, primarily due to an increase in realized losses on sales of securities, including sales of financial services securities and lower quality securities, mainly CMBS, RMBS and below investment grade corporate securities and were on securities that had declined in value since December 31, 2008. See the Other-Than-Temporary Impairments discussion within Investment Results in the Investments section of the MD&A for more information on the impairments recorded in 2009.

•
A $15 decrease in net investment income, primarily as a result of an increase in losses from limited partnerships and other alternative investments and a decrease in income on fixed maturity investments driven by lower pre-tax yields and a decrease in the level of invested assets.

Partially offsetting the decrease in Other Operations’ net income were the following:
•	A $14 increase in underwriting results, primarily due to a $15 decrease in unfavorable prior year loss development.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three months ended March 31, 2009.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended March 31, 2009	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,884		$269	$1,628	$3,781
Losses and loss adjustment expenses incurred	—		—	—	—
Losses and loss adjustment expenses paid	(39)		(8)	(63)	(110)

Ending liability — net [2][3]	$1,845	[4]	$261	$1,565	$3,671

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $12 and $6, respectively, as of March 31, 2009 and $12 and $6, respectively, as of December 31, 2008. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three months ended March 31, 2009 includes $6 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three months ended March 31, 2009 includes $6 related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,453 and $301, respectively, as of March 31, 2009 and $2,498 and $309, respectively, as of December 31, 2008.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $180 and $273, respectively, resulting in a one year net survival ratio of 10.3 and a three year net survival ratio of 6.8. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three months ended March 31, 2009, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended March 31, 2009	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$36	$—	$7	$—
Assumed — Domestic	4	—	1	—
London Market	5	—	1	—

Total	45	—	9	—
Ceded	(6)	—	(1)	—

Net	$39	$—	$8	$—

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2009 includes $6 related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2009 includes $5 related to asbestos and environmental claims.

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2009 of $2.13 billion ($1.86 billion and $267 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.75 billion to $2.38 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2008 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are reasonable and appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves or to the amounts recoverable from its reinsurers.
The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2009, Other Operations’ reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter of 2009, and environmental liabilities in the third quarter of 2009. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance and Other Operations (Including Asbestos and Environmental Claims) sections of the MD&A included in the Company’s 2008 Form 10-K Annual Report.

INVESTMENTS
General
The Hartford’s investment portfolios are primarily divided between Life and Property & Casualty. The investment portfolios of Life and Property & Casualty are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the General section in The Hartford’s 2008 Form 10-K Annual Report. For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.
Return on general account invested assets is an important element of The Hartford’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as MBS, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains contributed $280 to the Company’s consolidated revenues for the three months ended March 31, 2009. Net investment income and net realized capital losses reduced the Company’s consolidated revenues by $3.8 billion for the three months ended March 31, 2008. Net investment income and net realized capital gains, excluding net investment income from trading securities, contributed $1.0 billion to the Company’s consolidated revenues for the three months ended March 31, 2009. Net investment income and net realized capital losses, excluding net investment income from trading securities, reduced the Company’s consolidated revenues by $178 for the three months ended March 31, 2008.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 54% of the fair value of its invested assets as of March 31, 2009 and December 31, 2008, respectively. Other events beyond the Company’s control, including changes in credit spreads, a downgrade of an issuer’s credit rating or default of payment by an issuer, could also adversely impact the fair value of these investments.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. Following the recognition of an other-than-temporary impairment for fixed maturities, the Company accretes the new cost basis to par or to estimated future value over the remaining life of the security based on future estimated cash flows by adjusting the security’s yields. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” in The Hartford’s 2008 Form 10-K Annual Report.

Life
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table presents invested assets by type as of March 31, 2009 and December 31, 2008.

Composition of Invested Assets
	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$42,428	67.1%	$45,182	71.3%
Equity securities, available-for-sale, at fair value	525	0.8%	711	1.1%
Policy loans, at outstanding balance	2,197	3.5%	2,208	3.5%
Mortgage loans, at amortized cost [1]	5,633	8.9%	5,684	9.0%
Limited partnerships and other alternative investments	955	1.5%	1,129	1.8%
Other investments [2]	2,909	4.6%	1,473	2.3%
Short-term investments	8,580	13.6%	6,937	11.0%

Total investments excl. equity securities, held for trading	63,227	100.0%	63,324	100.0%
Equity securities, held for trading, at fair value [3]	27,813		30,820

Total investments	$91,040		$94,144

[1]	Consist of commercial and agricultural loans.

[2]	Primarily relates to derivative instruments.

[3]	These assets primarily support the International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments decreased $3.1 billion since December 31, 2008 primarily as a result of a decline in value of equity securities, held for trading, due to negative market performance of the underlying investment funds supporting the Japanese variable annuity product, and losses resulting from currency translation as the Yen weakened against the U.S. dollar. Fixed maturities decreased due to security sales, primarily government and corporate securities, and increased unrealized losses on available-for-sale securities. Life increased its investment in short-term securities in preparation for funding liability outflows and to maintain higher than average liquidity while waiting for market and asset valuations to stabilize.
Limited partnerships and other alternative investments decreased $174 since December 31, 2008 primarily due to hedge fund redemptions and losses incurred on real estate and private equity partnerships. Life expects further hedge fund redemptions and does not expect significant additions to limited partnerships and other alternative investments in 2009 except for unfunded commitments.
The following table summarizes Life’s limited partnerships and other alternative investments.

Composition of Limited Partnerships and Other Alternative Investments
	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Hedge funds [1]	$166	17.4%	$273	24.2%
Mortgage and real estate [2]	234	24.5%	259	22.9%
Mezzanine debt [3]	79	8.3%	95	8.4%
Private equity and other [4]	476	49.8%	502	44.5%

Total	$955	100.0%	$1,129	100.0%

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

Investment Results
The following table summarizes Life’s net investment income (loss).

	Three Months Ended
	March 31,
	2009		2008
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$645	4.6%	$755	5.5%
Equity securities, available-for-sale	15	6.6%	25	7.1%
Policy loans	36	6.5%	33	6.3%
Mortgage loans	70	4.9%	69	5.8%
Limited partnerships and other alternative investments	(115)	(41.7%)	(17)	(5.3%)
Other [3]	56	—	(32)	—
Investment expense	(18)	—	(14)	—

Total net investment income excluding equity securities, held for trading	689	3.9%	819	5.3%
Equity securities, held for trading [4]	(724)	—	(3,578)	—

Total net investment income (loss), before-tax	$(35)	—	$(2,759)	—

[1]
Yields calculated using net investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is Other income (loss) where it primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]
Includes income from derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities. Also includes fees associated with securities lending activities of $(3) and $(22) as of March 31, 2009 and 2008, respectively. The income from securities lending activities is included within fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, held for trading.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Net investment income, excluding equity securities, held for trading, decreased $130, or 16%, for the three months ended March 31, 2009, compared to the prior year period, primarily due to lower income on fixed maturities and limited partnerships and other alternative investments. The decrease in fixed maturity income was primarily due to lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to lower yielding securities such as U.S. Treasuries and short-term investments. A portion of this decline was offset by income from interest rate swaps reported above as Other income. The decrease in limited partnerships and other alternative investments income was largely due to negative returns on real estate and private equity partnerships as a result of volatility in the equity, credit and real estate markets. Based upon the current interest rate and credit environment, Life expects a lower average portfolio yield for 2009 as compared to 2008, including a negative yield on limited partnerships and other alternative investments.
The decrease in net investment losses on equity securities, held for trading, for the three months ended March 31, 2009 compared to the prior year period was primarily attributed to less unfavorable market performance of the underlying investment funds supporting the Japanese variable annuity product.

The following table summarizes Life’s net realized capital gains and losses results.

	Three Months Ended
	March 31,
(Before-tax)	2009	2008
Gross gains on sale	$136	$43
Gross losses on sale	(389)	(110)
Impairments	(185)	(231)
Japanese fixed annuity contract hedges, net [1]	41	(14)
Periodic net coupon settlements on credit derivatives/Japan	(16)	(7)
SFAS 157 transition impact	—	(650)
Results of variable annuity hedge program
GMWB derivatives, net [2]	589	(110)
Macro hedge program	204	9

Total results of variable annuity hedge program	793	(101)
Other, net [3]	(15)	(150)

Net realized capital gains (losses), before-tax	$365	$(1,220)

[1]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[2]	Includes a $550 gain related to liability model assumption updates for withdrawals, lapses and credit standing.

[3]
Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses, valuation allowances and other investment gains and losses.

The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•
Gross gains on sale for the three months ended March 31, 2009 were predominantly within foreign government, corporate and U.S. government securities. Gross losses were primarily within financial services, CMBS, U.S. government securities and RMBS and were on securities that had declined in value since December 31, 2008. These losses resulted primarily from an effort to reduce portfolio risk and improve liquidity while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

•
Gross losses on sales for the three months ended March 31, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities and CMBS, as well as, $17 of CLOs for which HIMCO was the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Impairments	•	See the Other-Than-Temporary Impairments section that follows for further information.

Variable Annuity Hedge Program	•	See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information.

Other, net	•
Other, net losses for the three months ended March 31, 2009 primarily resulted from net losses on credit derivatives and losses on the Japan 3Win contract hedges. Also contributing were valuation allowances on impaired mortgage loans of $48. These losses were offset by net gains related to transactional foreign currency gains predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI.

•
Other, net losses for the three months ended March 31, 2008 primarily resulted from the change in value of non-qualifying derivatives due to credit spread widening. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, as well as increased likelihood of a U.S. recession. Also included in 2008 were losses on HIMCO managed CLOs of $33.

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
The following table presents invested assets by type as of March 31, 2009 and December 31, 2008.

Composition of Invested Assets
	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$20,040	84.5%	$19,775	81.7%
Equity securities, available-for-sale, at fair value	482	2.0%	674	2.8%
Mortgage loans, at amortized cost [1]	756	3.2%	785	3.2%
Limited partnerships and other alternative investments	1,026	4.3%	1,166	4.8%
Other investments [2]	173	0.7%	207	0.9%
Short-term investments	1,266	5.3%	1,597	6.6%

Total investments	$23,743	100.0%	$24,204	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Primarily relates to derivative instruments.
Total investments decreased $461 since December 31, 2008 primarily due to a decline in equity securities, largely the result of sales within the financial service sector, and limited partnerships and other alternative investments due to volatility in the equity, credit and real estate markets. In addition, short-term investments were reallocated to fixed maturities primarily within highly rated municipal and agency mortgage-backed securities.
Limited partnerships and other alternative investments decreased $140 since December 31, 2008 primarily due to hedge fund redemptions and losses incurred on real estate and private equity partnerships. Property & Casualty expects further hedge fund redemptions and does not expect significant additions to limited partnerships and other alternative investments in 2009 except for unfunded commitments.
The following table summarizes Property & Casualty’s limited partnerships and other alternative investments.

Composition of Limited Partnerships and Other Alternative Investments
	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Hedge funds [1]	$493	48.0%	$561	48.1%
Mortgage and real estate [2]	249	24.3%	292	25.1%
Mezzanine debt [3]	50	4.9%	61	5.2%
Private equity and other [4]	234	22.8%	252	21.6%

Total	$1,026	100.0%	$1,166	100.0%

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

Investment Results
The following table below summarizes Property & Casualty’s net investment income.

	Three Months Ended
	March 31,
	2009		2008
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$304	5.1%	$371	5.5%
Equity securities, available-for-sale	11	8.9%	20	7.0%
Mortgage loans	9	4.6%	10	5.9%
Limited partnerships and other alternative investments	(94)	(32.4%)	(19)	(5.9%)
Other [3]	1	—	(12)	—
Investment expense	(6)	—	(5)	—

Net investment income, before-tax	$225	3.4%	$365	5.0%

Net investment income, after-tax [4]	$176	2.6%	$272	3.7%

[1]
Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable excluding collateral received associated with the securities lending program. Included in the fixed maturity yield is Other income (loss) where it primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]
Includes income from derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities. Also includes fees associated with securities lending activities of $(1) and $(9), as of March 31, 2009 and 2008, respectively. The income from securities lending activities is included within fixed maturities.

[4]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Before-tax net investment income decreased $140, or 38%, and after-tax net investment income decreased $96, or 35%, compared to the prior year period primarily due to lower income on fixed maturities and limited partnerships and other alternative investments. The decrease in fixed maturity income was primarily due to lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to lower yielding securities such as U.S. Treasuries and short-term investments. The decrease in limited partnerships and other alternative investments income was primarily due to negative returns on real estate and private equity partnerships as a result of volatility in the equity, credit and real estate markets. Based upon the current interest rate and credit environment, Property & Casualty expects a lower average portfolio yield for 2009 as compared to 2008, including a negative yield on limited partnerships and other alternative investments.

The following table summarizes Property & Casualty’s net realized capital gains and losses results.

	Three Months Ended
	March 31,
(Before-tax)	2009	2008
Gross gains on sale	$71	$52
Gross losses on sale	(330)	(100)
Impairments	(36)	(73)
Periodic net coupon settlements on credit derivatives	(3)	2
Other, net [1]	(25)	(33)

Net realized capital losses, before-tax	$(323)	$(152)

[1]	Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, valuation allowances and other investment gains and losses.
The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross Gains and Losses on Sale	•
Gross gains on sales for the three months ended March 31, 2009 were primarily within equity and U.S. government securities. Gross losses on sales were predominately within financial services securities and lower quality securities, mainly CMBS, RMBS and below investment grade corporate securities and were on securities that had declined in value since December 31, 2008. These losses resulted primarily from an effort to reduce portfolio risk while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

•
Gross losses on sales for the three months ended March 31, 2008, were predominantly within fixed maturities and were comprised of corporate securities and CMBS, as well as, $19 of CLOs for which HIMCO was the collateral manager. Gross gains and losses on sale, excluding the loss on CLOs, resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Impairments	•	See the Other-Than-Temporary Impairments section that follows for further information.

Other, net	•
Other, net losses for the three months ended March 31, 2009 primarily related to valuation allowances on impaired mortgage loans of $26 and net losses on credit derivatives. These losses were partially offset by a gain on the sale of First State Management Group (“FSMG”) and gains on currency derivatives, which were primarily driven by the depreciation of the Euro against the U.S. dollar. For more information regarding the sale of FSMG, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.

•
Other, net losses for the three months ended March 31, 2008 primarily resulted from the change in value associated with credit derivatives due to credit spread widening and losses on HIMCO managed CLOs of $17. Credit spreads widened primarily due to the deterioration in the U.S. housing market, tightened lending conditions, the market’s flight to quality securities, as well as an increased likelihood of a U.S. recession.

Corporate
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common stock. As of March 31, 2009 and December 31, 2008, Corporate held $95 and $155, respectively, of fixed maturity investments, $1.3 billion and $1.5 billion, respectively, of short-term investments and $73 of equity securities, available-for-sale. Short-term investments are intended to be used for general corporate purposes, which may include the capital and liquidity needs of our operations. As of March 31, 2009 and December 31, 2008, a put option agreement for the Company’s contingent capital facility with a fair value of $39 and $43 was included in Other invested assets. Realized capital gains of $42 for the three months ended March 31, 2009 included gains of $70 resulting from a decrease in the liability related to certain warrants associated with the Allianz transaction. These gains were offset by a $20 valuation allowance related to the Federal Trust Corporation note receivable. For further information on the Federal Trust Corporation, see Capital Resources and Liquidity.
Securities Lending
The Company participates in securities lending programs to generate additional income, whereby certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers, in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. As of March 31, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $1.5 billion and $2.9 billion, respectively. As of March 31, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $1.5 billion and $3.0 billion, respectively. The Company reduced its securities lending program by $1.4 billion since December 31, 2008 and plans to continue to significantly reduce its term lending program throughout 2009.
The following table represents when the borrowers can return the loaned securities to the Company and, in turn, when the collateral would be returned to the borrower.

Cash Collateral
March 31, 2009
Thirty days or less	$681
Thirty one to 90 days	444
Over three to six months	416
Over six to nine months	—
Over nine months to one year	—

Total	$1,541

Other-Than-Temporary Impairments
The following table presents the Company’s other-than-temporary impairments by type.

	Three Months Ended
	March 31,
	2009	2008
ABS
RMBS	$38	$61
Other	4	—
CMBS
Bonds	1	19
Commercial real estate collateralized debt obligations (“CRE CDOs”)	22	100
Interest Only (“IOs”)	3	—
Corporate
Financial services	93	69
Other	14	30
Equities
Financial services	25	21
Other	23	1
Other	1	3

Total other-than-temporary impairments	$224	$304

For the three months ended March 31, 2009, impairments of $224 were concentrated in subordinated fixed maturities and preferred equities within the financial services sector, as well as in RMBS and CRE CDO securities.
Of the $118 of impairments on financial services companies for the three months ended March 31, 2009, $109 relates to securities that the Company expects to be sold or tendered in the near term (three months or less). The remaining balance primarily relates to additional write-downs on previously-impaired securities that the Company does not anticipate substantial recovery due to bankruptcy, financial restructurings or concerns about the issuer’s ability to continue to make contractual payments.
The Company determines impairments on securitized assets by using probabilistic discounted cash flow models that considers losses under current and expected economic conditions. Assumptions used over current recessionary period for our CMBS and RMBS portfolios in the first quarter 2009 impairment review include macro economic factors such as a continued increase in the unemployment rate and a continued gross domestic product contraction, as well as sector specific factors including but not limited to:
•	commercial property value declines that average approximately 30 percent from the valuation peak but differ by property type and location
•	residential property value declines that average approximately 40 percent from the valuation peak of property values
•	average cumulative CMBS collateral loss rates that vary by vintage year but reach approximately 7 percent for the 2006 and 2007 vintage years
•	average cumulative RMBS collateral loss rates that vary by vintage year but reach approximately 35 percent for the 2007 vintage year
If the cash flow modeling results in an economic loss and the Company believes the loss is probable of occurring, an impairment is recorded. Impairments on securitized assets totaled $68 for the three months ended March 31, 2009, of which $63 related to further write-downs on previously impaired securities as a result of continued market value decline. The Company continues to receive contractual principal and interest payments on substantially all of its impaired CMBS and a majority of its impaired RMBS, however, the Company is uncertain of its ability to recover principal and interest in accordance with the security’s original contractual terms. Future impairments of CMBS and RMBS may develop if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macro economic factors, property value declines beyond current average assumptions or security loss rates exceeding average assumptions.
The remaining impairments of $38 were primarily recorded on securities in various sectors, primarily $21 on equity investments in affiliated mutual funds, which pursuant to the Company’s policy have been impaired due to the duration and severity of the loss associated with the securities. In addition, the Company recorded impairments of $9 on certain privately placed fixed maturities where the Company does not anticipate substantial recovery.
For the three months ended March 31, 2008, other-than-temporary impairments primarily consisted of CMBS, RMBS and Corporate securities. The CMBS impairments were primarily related to CRE CDOs that contained below investment grade 2006 and 2007 vintage year collateral. RMBS impairments were primarily taken on securities backed by second lien residential mortgages. Corporate impairments were primarily due to a financial services company which experienced a lack of liquidity.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 5 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Condensed Consolidated Financial Statements.
For the three months ended March 31, 2009, the Company has incurred no losses on derivative instruments due to counterparty default.
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
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payments on certain credit default swaps, which reduces the Company’s overall credit exposure. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps in offsetting positions which had a notional amount of $2.6 billion as of March 31, 2009.

Credit Default Swaps
	March 31, 2009			December 31, 2008
		Initial			Initial
	Notional	Premium		Notional	Premium
	Amount	Received	Fair Value	Amount	Received	Fair Value
Assuming credit risk	$1,075	$—	$(469)	$1,082	$(2)	$(399)
Reducing credit risk	4,508	(1)	237	3,668	(1)	340

Total credit default swaps	$5,583	$(1)	$(232)	$4,750	$(3)	$(59)

As of March 31, 2009, the Company continued to reduce overall credit risk exposure to general credit spread movements within its fixed maturity portfolio by increasing the notional amount of the credit default swaps that reduce credit risk. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the three months ended March 31, 2009, the Company realized losses of $184, including periodic net coupon settlements, on credit default swaps. The loss on credit derivatives that reduce credit risk was primarily due to corporate credit spreads tightening while the loss on credit derivatives that assume credit risk was primarily driven by credit spreads widening on certain credit default basket swaps.
Available-for-Sale Securities
The following table presents the Company’s fixed maturities by credit quality on a consolidated basis. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Consolidated Fixed Maturities by Credit Quality
	March 31, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$9,205	$9,306	14.9%	$9,409	$9,568	14.7%
AAA	16,901	13,297	21.2%	17,844	13,489	20.7%
AA	12,166	9,806	15.7%	14,093	11,646	17.9%
A	18,432	15,238	24.4%	18,742	15,831	24.4%
BBB	16,130	12,902	20.6%	15,749	12,794	19.6%
BB & below	3,425	2,014	3.2%	2,401	1,784	2.7%

Total fixed maturities	$76,259	$62,563	100.0%	$78,238	$65,112	100.0%

The movement within the Company’s investment ratings as a percentage of total fixed maturities since December 31, 2008 is primarily attributable to recent rating agency downgrades. Offsetting the aforementioned downgrades were efforts to reallocate the portfolio to higher quality, risk-averse securities.

The following table presents the Company’s available-for-sale securities by type on a consolidated basis.

Consolidated Available-for-Sale Securities by Type
	March 31, 2009					December 31, 2008
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Fixed maturities, available-for-sale
ABS
CLOs [1]	$2,843	$—	$(800)	$2,043	3.3%	$2,865	$—	$(735)	$2,130	3.3%
Consumer loans	2,149	—	(626)	1,523	2.4%	2,251	—	(589)	1,662	2.5%
RMBS [2]	2,343	9	(1,083)	1,269	2.0%	2,532	7	(891)	1,648	2.5%
Other [3]	1,193	5	(429)	769	1.2%	1,215	6	(393)	828	1.3%
CMBS
Agency backed [4]	339	24	—	363	0.6%	433	16	—	449	0.7%
Bonds	10,856	13	(4,366)	6,503	10.4%	11,144	10	(4,370)	6,784	10.4%
CRE CDOs	1,735	5	(1,377)	363	0.6%	1,763	2	(1,302)	463	0.7%
IOs	1,332	17	(267)	1,082	1.7%	1,396	17	(333)	1,080	1.7%
CMOs
Agency backed	732	60	(7)	785	1.3%	849	46	(8)	887	1.4%
Non-agency backed [5]	381	—	(133)	248	0.4%	413	1	(124)	290	0.4%
Corporate
Basic industry	2,221	98	(313)	2,006	3.2%	2,138	33	(338)	1,833	2.8%
Capital goods	2,522	27	(304)	2,245	3.6%	2,480	32	(322)	2,190	3.3%
Consumer cyclical	2,230	6	(278)	1,958	3.1%	2,335	34	(388)	1,981	3.0%
Consumer non-cyclical	4,169	72	(192)	4,049	6.5%	3,435	60	(252)	3,243	5.0%
Energy	2,184	22	(193)	2,013	3.2%	1,669	24	(146)	1,547	2.4%
Financial services	7,390	135	(2,114)	5,411	8.6%	8,422	254	(1,543)	7,133	10.9%
Tech. & comm.	3,740	48	(359)	3,429	5.5%	3,738	86	(400)	3,424	5.3%
Transportation	599	6	(107)	498	0.8%	508	8	(90)	426	0.7%
Utilities	4,979	61	(455)	4,585	7.3%	4,859	92	(578)	4,373	6.7%
Other [6]	1,587	5	(435)	1,157	1.9%	1,475	—	(444)	1,031	1.6%
Gov./Gov. agencies
Foreign	862	26	(35)	853	1.4%	2,786	100	(65)	2,821	4.3%
United States	5,732	76	(118)	5,690	9.1%	5,883	112	(39)	5,956	9.2%
MBS	2,402	69	(3)	2,468	3.9%	2,243	42	(7)	2,278	3.5%
Municipal
Taxable	1,118	5	(228)	895	1.4%	1,115	8	(229)	894	1.4%
Tax-exempt	10,621	242	(505)	10,358	16.6%	10,291	194	(724)	9,761	15.0%

Total fixed maturities, available-for-sale	76,259	1,031	(14,727)	62,563	100.0%	78,238	1,184	(14,310)	65,112	100.0%
Equity securities, available-for-sale
Financial Services	787	23	(350)	460		973	13	(196)	790
Other	531	189	(100)	620		581	190	(103)	668

Total equity securities, available-for-sale	1,318	212	(450)	1,080		1,554	203	(299)	1,458

Total securities, available-for-sale [7]	$77,577	$1,243	$(15,177)	$63,643		$79,792	$1,387	$(14,609)	$66,570

[1]	As of March 31, 2009, 99% of these senior secured bank loan CLOs were AAA rated with an average subordination of 29%.

[2]
Includes securities with an amortized cost and fair value of $14 and $10, respectively, as of March 31, 2009 and December 31, 2008, which were backed by pools of loans issued to prime borrowers, and $90 and $51, respectively, as of March 31, 2009 and $91 and $62, respectively, as of December 31, 2008, which were backed by pools of loans issued to Alt-A borrowers.

[3]
Includes CDO securities with an amortized cost and fair value of $7 and $2, respectively, as of March 31, 2009 and $8 and $5, respectively, as of December 31, 2008, that contain a sub-prime residential mortgage loan component.

[4]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[5]
Includes securities with an amortized cost and fair value of $207 and $123, respectively, as of March 31, 2009 and $214 and $135, respectively, as of December 31, 2008, which were backed by pools of loans issued to Alt-A borrowers.

[6]
Includes structured investments with an amortized cost and fair value of $526 and $346, respectively, as of March 31, 2009 and $526 and $364, respectively, as of December 31, 2008. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

[7]
Gross unrealized gains represent gains of $715, $526, and $2 for Life, Property & Casualty, and Corporate, respectively, as of March 31, 2009 and $860, $526, and $1, respectively, as of December 31, 2008. Gross unrealized losses represent losses of $11,495, $3,675, and $7 for Life, Property & Casualty, and Corporate, respectively, as of March 31, 2009 and $10,766, $3,835, and $8, respectively, as of December 31, 2008.

The Company’s investment sector allocations as a percentage of total fixed maturities that have changed most significantly since December 31, 2008 are corporate, foreign government and tax-exempt municipal securities. The shift in corporate securities from financial services to consumer non-cyclical and other recession resistant sectors was primarily due to efforts to reallocate the portfolio to higher quality, risk-averse securities.
The available-for-sale net unrealized loss position increased $712 since December 31, 2008 primarily as a result of rising interest rates and credit spread widening on the financial services and home equity sectors. Credit spreads widened primarily due to a global recession, continued deterioration in the U.S. housing market, and the market’s flight to quality securities. The sectors most significantly impacted include financial services, residential and commercial mortgage-backed, and consumer loan-backed investments. The following sections illustrate the Company’s holdings and provide commentary on these sectors.
Financial Services
While financial services companies remain under stress, the many government actions taken throughout 2008 and into 2009 to address the seizure in the financial and capital markets have provided some stability to the financial system. Following the introduction of Treasury’s Capital Purchase Program (“CPP”) and the establishment of the FDIC Temporary Liquidity Guarantee Program (“TLGP”) in 2008, the Treasury Department introduced a comprehensive Financial Stability Plan in February 2009. The Financial Stability Plan provides for additional measures designed to provide capital relief to financial institutions through a Capital Assistance Program, a means for financial institutions to dispose of troubled assets through a Public-Private Investment Fund (“PPIF”), and the commitment of additional funds to support consumer and business lending through the Term Asset-Backed Securities Loan Facility (“TALF”). Financial services companies continue to face a very difficult macroeconomic environment and remain vulnerable to deteriorating asset performance and quality, weak earnings prospects and pressured capital positions. It is still too early to determine the ultimate impact of the measures outlined in the Financial Stability Plan.
The Company has exposure to the financial services sector predominantly through banking, insurance and finance firms. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. The following table represents the Company’s exposure to the financial services sector included in the corporate and equity securities, available-for-sale lines in the Consolidated Available-for-Sale Securities by Type table above.

Financial Services by Credit Quality [1]
	March 31, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$324	$323	5.5%	$728	$628	7.9%
AA	1,777	1,423	24.2%	2,067	1,780	22.5%
A	4,420	3,231	55.0%	5,479	4,606	58.1%
BBB	1,112	729	12.4%	1,015	816	10.3%
BB & below	544	165	2.9%	106	93	1.2%

Total	$8,177	$5,871	100.0%	$9,395	$7,923	100.0%

[1]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Sub-Prime Residential Mortgage Loans
The Company has exposure to sub-prime and Alt-A residential mortgage-backed securities included in the Consolidated Available-for-Sale Securities by Type table above. These securities continue to be affected by uncertainty surrounding the decline in home prices, negative technical factors and deterioration in collateral performance.
The following table presents the Company’s exposure to ABS supported by sub-prime mortgage loans by current credit quality and vintage year, including direct investments in CDOs that contain a sub-prime loan component, included in the RMBS and ABS Other line in the Consolidated Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The table below excludes the Company’s exposure to Alt-A residential mortgage loans, with an amortized cost and fair value of $297 and $174, respectively, as of March 31, 2009 and $305 and $197, respectively, as of December 31, 2008. These securities were primarily backed by 2007 vintage year collateral.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

March 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$45	$35	$151	$108	$53	$34	$38	$23	$35	$27	$322	$227
2004	110	80	346	229	8	5	9	4	—	—	473	318
2005	79	51	340	208	156	67	138	34	99	34	812	394
2006	50	47	27	10	22	18	96	26	233	79	428	180
2007	12	2	16	2	10	9	12	4	161	74	211	91

Total	$296	$215	$880	$557	$249	$133	$293	$91	$528	$214	$2,246	$1,210

Credit protection	42.1%		50.2%		39.6%		32.9%		26.8%		41.4%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$49	$41	$162	$136	$60	$43	$32	$26	$34	$20	$337	$266
2004	112	81	349	277	8	7	10	7	—	—	479	372
2005	90	71	543	367	154	77	24	16	23	18	834	549
2006	77	69	126	56	18	9	120	50	143	54	484	238
2007	42	27	40	10	38	18	47	26	134	75	301	156

Total	$370	$289	$1,220	$846	$278	$154	$233	$125	$334	$167	$2,435	$1,581

Credit protection	40.5%		47.6%		31.4%		21.9%		19.9%		41.0%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
Includes second lien residential mortgages with an amortized cost and fair value of $133 and $46, respectively, as of March 31, 2009 and $173 and $82, respectively, as of December 31, 2008, which are composed primarily of loans to prime and Alt-A borrowers.

[3]	As of March 31, 2009, the weighted average life of the sub-prime residential mortgage portfolio was 3.7 years.

[4]	Approximately 86% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Commercial Mortgage Loans
The Company has observed weakness in commercial real estate market fundamentals and expects continued pressure on these fundamentals including increased vacancies, rising delinquencies, lower rent growth and declining property values. The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and IOs by current credit quality and vintage year, included in the CMBS lines in the Consolidated Available-for-Sale Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1] [2]

March 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,955	$1,845	$446	$294	$175	$93	$36	$28	$37	$22	$2,649	$2,282
2004	659	570	85	40	65	27	23	11	—	—	832	648
2005	1,114	827	464	170	286	104	100	48	10	5	1,974	1,154
2006	2,380	1,343	258	90	642	197	364	123	137	32	3,781	1,785
2007	851	426	342	97	156	41	173	44	98	26	1,620	634

Total	$6,959	$5,011	$1,595	$691	$1,324	$462	$696	$254	$282	$85	$10,856	$6,503

Credit protection	25.0%		17.7%		12.8%		8.4%		4.5%		20.8%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,057	$1,869	$455	$299	$175	$102	$36	$27	$37	$25	$2,760	$2,322
2004	667	576	85	35	65	22	23	10	—	—	840	643
2005	1,142	847	475	152	325	127	55	27	—	—	1,997	1,153
2006	2,562	1,498	385	110	469	168	385	140	40	12	3,841	1,928
2007	981	504	438	128	148	45	134	60	5	1	1,706	738

Total	$7,409	$5,294	$1,838	$724	$1,182	$464	$633	$264	$82	$38	$11,144	$6,784

Credit protection	24.4%		16.4%		12.2%		5.3%		4.4%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CMBS — CRE CDOs [1] [2] [3] [4]

March 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$61	$26	$39	$10	$69	$20	$191	$35	$95	$13	$455	$104
2004	20	9	74	18	40	12	37	6	27	4	198	49
2005	21	7	74	11	82	16	27	5	27	5	231	44
2006	159	30	77	10	109	24	27	3	20	9	392	76
2007	114	36	101	17	123	13	11	1	10	2	359	69
2008	41	13	18	4	23	2	3	—	3	—	88	19
2009	5	1	3	1	4	—	—	—	—	—	12	2

Total	$421	$122	$386	$71	$450	$87	$296	$50	$182	$33	$1,735	$363

Credit protection	26.6%		13.4%		19.5%		39.6%		36.2%		25.0%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$180	$59	$96	$29	$79	$17	$64	$7	$31	$7	$450	$119
2004	129	38	17	6	31	9	11	2	14	3	202	58
2005	94	37	62	15	65	12	10	2	1	—	232	66
2006	242	76	91	25	81	20	15	2	—	—	429	123
2007	139	45	106	19	101	11	12	1	—	—	358	76
2008	43	13	22	5	24	3	3	—	—	—	92	21

Total	$827	$268	$394	$99	$381	$72	$115	$14	$46	$10	$1,763	$463

Credit protection	29.7%		21.3%		18.2%		19.4%		57.0%		25.4%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of March 31, 2009, approximately 35% of the underlying CMBS CRE CDO collateral are seasoned, below investment grade securities.

[3]
For certain CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 and 2009 vintage years represents reinvestment under these CDOs.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
CMBS — IOs [1] [2]

	March 31, 2009								December 31, 2008
	AAA		A		BBB		Total		AAA
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$417	$383	$—	$—	$—	$—	$417	$383	$440	$423
2004	254	216	—	—	—	—	254	216	268	199
2005	338	261	—	—	1	1	339	262	354	245
2006	153	103	6	5	—	—	159	108	165	104
2007	163	113	—	—	—	—	163	113	169	109

Total	$1,325	$1,076	$6	$5	$1	$1	$1,332	$1,082	$1,396	$1,080

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

ABS Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven by the recessionary economy and higher unemployment rates. Delinquencies and losses on consumer loans rose during the three months ended March 31, 2009 and the Company expects this trend to continue throughout the year. However, the Company expects its ABS consumer loan holdings to face limited credit concerns, as the borrower collateral quality and structural credit enhancement of the securities are sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality, included in the ABS consumer loans line in the Consolidated Available-for-Sale Securities by Type table above.
ABS Consumer Loans

March 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto [1]	$74	$66	$85	$63	$184	$134	$146	$111	$45	$26	$534	$400
Credit card [2]	409	393	6	4	49	40	331	240	58	34	853	711
Student loan [3]	294	137	329	211	139	64	—	—	—	—	762	412

Total [4]	$777	$596	$420	$278	$372	$238	$477	$351	$103	$60	$2,149	$1,523

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto [1]	$135	$109	$29	$27	$142	$103	$209	$162	$30	$20	$545	$421
Credit card [2]	419	367	6	3	108	97	351	248	58	39	942	754
Student loan [3]	294	159	332	244	138	84	—	—	—	—	764	487

Total [4]	$848	$635	$367	$274	$388	$284	$560	$410	$88	$59	$2,251	$1,662

[1]	As of March 31, 2009, approximately 11% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[2]	As of March 31, 2009, approximately 7% of the securities were issued by lenders that lend primarily to sub-prime borrowers.

[3]	As of March 31, 2009, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Security Unrealized Loss Aging
The following table presents the Company’s unrealized loss aging for available-for-sale securities on a consolidated basis by length of time the security was in a continuous unrealized loss position.

Consolidated Securities
	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	1,064	$9,967	$8,490	$(1,477)	1,718	$16,425	$14,992	$(1,433)
Greater than three to six months	924	6,811	5,691	(1,120)	972	6,533	5,247	(1,286)
Greater than six to nine months	796	5,912	4,733	(1,179)	764	7,053	5,873	(1,180)
Greater than nine to twelve months	649	6,248	5,132	(1,116)	741	6,459	4,957	(1,502)
Greater than twelve months	2,736	28,106	17,821	(10,285)	2,417	25,279	16,071	(9,208)

Total	6,169	$57,044	$41,867	$(15,177)	6,612	$61,749	$47,140	$(14,609)

The following tables present the Company’s unrealized loss aging for available-for-sale securities by length of time the security was in a continuous greater than 20% unrealized loss position.

Securitized Assets Depressed over 20%
	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	361	$4,991	$3,101	$(1,890)	786	$10,981	$6,474	$(4,507)
Greater than three to six months	473	6,427	3,350	(3,077)	162	1,790	629	(1,161)
Greater than six to nine months	154	1,627	535	(1,092)	92	1,259	504	(755)
Greater than nine to twelve months	93	1,187	350	(837)	157	1,743	471	(1,272)
Greater than twelve months	191	1,979	359	(1,620)	32	360	64	(296)

Total	1,272	$16,211	$7,695	$(8,516)	1,229	$16,133	$8,142	$(7,991)

All Other Securities Depressed over 20%
	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	464	$4,069	$2,709	$(1,360)	1,003	$10,531	$7,009	$(3,522)
Greater than three to six months	535	6,189	3,647	(2,542)	63	349	171	(178)
Greater than six to nine months	46	317	136	(181)	20	189	114	(75)
Greater than nine to twelve months	16	110	49	(61)	12	246	139	(107)
Greater than twelve months	18	258	91	(167)	1	17	7	(10)

Total	1,079	$10,943	$6,632	$(4,311)	1,099	$11,332	$7,440	$(3,892)

Consolidated Securities Depressed over 20%
	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	825	$9,060	$5,810	$(3,250)	1,789	$21,512	$13,483	$(8,029)
Greater than three to six months	1,008	12,616	6,997	(5,619)	225	2,139	800	(1,339)
Greater than six to nine months	200	1,944	671	(1,273)	112	1,448	618	(830)
Greater than nine to twelve months	109	1,297	399	(898)	169	1,989	610	(1,379)
Greater than twelve months	209	2,237	450	(1,787)	33	377	71	(306)

Total	2,351	$27,154	$14,327	$(12,827)	2,328	$27,465	$15,582	$(11,883)

The following tables present the Company’s unrealized loss aging for available-for-sale securities (included in the tables above) by length of time the security was in a continuous greater than 50% unrealized loss position.

Securitized Assets Depressed over 50%
	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	316	$3,887	$1,498	$(2,389)	521	$7,045	$2,374	$(4,671)
Greater than three to six months	299	4,256	1,128	(3,128)	38	352	56	(296)
Greater than six to nine months	36	351	39	(312)	28	267	44	(223)
Greater than nine to twelve months	27	264	37	(227)	3	15	3	(12)
Greater than twelve months	4	15	2	(13)	—	—	—	—

Total	682	$8,773	$2,704	$(6,069)	590	$7,679	$2,477	$(5,202)

All Other Securities Depressed over 50%
	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	150	$2,607	$1,007	$(1,600)	129	$1,305	$549	$(756)
Greater than three to six months	32	328	96	(232)	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	182	$2,935	$1,103	$(1,832)	129	$1,305	$549	$(756)

Consolidated Securities Depressed over 50%
	March 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	466	$6,494	$2,505	$(3,989)	650	$8,350	$2,923	$(5,427)
Greater than three to six months	331	4,584	1,224	(3,360)	38	352	56	(296)
Greater than six to nine months	36	351	39	(312)	28	267	44	(223)
Greater than nine to twelve months	27	264	37	(227)	3	15	3	(12)
Greater than twelve months	4	15	2	(13)	—	—	—	—

Total	864	$11,708	$3,807	$(7,901)	719	$8,984	$3,026	$(5,958)

Securitized Assets
The majority of securitized assets depressed over 20%, as well as over 50% for six consecutive months or greater are primarily related to CMBS and RMBS. Based upon the Company’s cash flow modeling, which shows no expectation of loss of principal and interest, and the Company’s assertion of its intent and ability to retain the securities until recovery, it has been determined that these securities are temporarily impaired as of March 31, 2009.

All Other Securities
The majority of all other securities depressed over 20%, as well as over 50% for six consecutive months or greater primarily relate to financial services sector securities that have experienced significant price deterioration. Based upon the Company’s analysis of these securities and current macroeconomic conditions, the Company expects to see significant price recovery on these securities and these securities continue to pay in accordance with their contractual terms; therefore, the Company has determined that these securities are temporarily impaired as of March 31, 2009. For further discussion on these securities, see the discussion below the “Consolidated Available-for-Sale Securities by Type” table in this section above.
Future changes in the fair value of the investment portfolio are primarily dependent on the extent of future issuer credit losses, return of liquidity and changes in general market conditions, including interest rates and credit spread movements.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2009 and December 31, 2008. During this analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by the committee. The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen at the time the committee rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates and/or credit spreads and the expected recovery period. In addition, for securitized assets with contractual cash flows (e.g., ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2009 and December 31, 2008, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities discussion included in the Critical Accounting Estimates section of the MD&A and Other-Than-Temporary Impairments on Available-for-Sale Securities section in Note 1 of The Hartford’s 2008 Form 10-K Annual Report, and Future Adoption of New Accounting Standards section of Note 1 of the Condensed Consolidated Financial Statements.

CAPITAL MARKETS RISK MANAGEMENT
The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. During the first quarter of 2009, a global recession, continued deterioration in the U.S. housing market, and the market’s flight to quality securities contributed to increased unrealized losses on the Company’s investment portfolio.
Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments, under various market scenarios. For further discussion of market risk, see the Capital Markets Risk Management section of the MD&A in The Hartford’s 2008 Form 10-K Annual Report.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in The Hartford’s 2008 Form 10-K Annual Report.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 17 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
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
The Company has developed credit exposure thresholds which are based upon counterparty ratings. The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Condensed Consolidated Financial Statements.
In addition to counterparty credit risk, the Company enters into credit derivative instruments, including credit default, index and total return swaps, in which the Company assumes credit risk from or reduces credit risk to a single entity, referenced index, or asset pool, in exchange for periodic payments. For further information on credit derivatives, see the “Investment Credit Risk” section.

The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. Credit spread widening in certain sectors resulted in an increase in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the “Investment Credit Risk” section. Also, see “Capital Resources and Liquidity” for a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities.
Life’s Equity Product Risk
The Company’s Life operations are significantly influenced by changes in the U.S., Japanese, and other global equity markets. Appreciation or depreciation in equity markets impacts certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuities, mutual funds, and variable life insurance sold to retail and institutional customers. These variable products may include product guarantees such as guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum death benefits (GMDB), and guaranteed minimum income benefits (GMIB).
Substantially all of the Company’s variable annuity contracts contain GMDBs and a portion of those contracts also contain GMWBs or GMIBs. The Company’s maximum exposure disclosed below for death and living benefits are calculated independently, however, these exposures are substantially overlapping.
Generally, declines in equity markets, such as those experienced in 2008 and 2009, will and did:
•	reduce the value of assets under management and the amount of fee income generated from those assets;
•
reduce the value of equity securities, held for trading, for international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those annuities;

•	increase the liability for GMWB benefits resulting in realized capital losses;
•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;
•	increase costs under the Company’s hedging program;
•	increase the Company’s net amount at risk for GMDB and GMIB benefits;
•	decrease the Company’s actual gross profits, resulting in a negative true-up to current period DAC amortization;
•	increase the amount of required statutory capital necessary to maintain targeted risk based capital (RBC) ratios;
•	turn customer sentiment toward equity-linked products negative, causing a decline in sales; and
•
cause a significant decrease in the estimates of future gross profits used in the Company’s quantitative estimates of gross profits under the Company’s stochastic DAC methodology. As a result, during the first quarter of 2009, the Company’s estimates of gross profits were determined to be unreasonable, and the Company recorded an unlock charge of $1.6 billion after tax. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities.

Guaranteed Minimum Withdrawal Benefits
The majority of the Company’s U.S. and U.K. variable annuities are sold with a GMWB living benefit rider, which is accounted for under SFAS 133. Declines in the equity market will increase the Company’s exposure to benefits, under the GMWB contracts, leading to an increase in the Company’s existing liability for those benefits.
For example, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (GRB) becomes greater than the account value. As of March 31, 2009 and December 31, 2008, 90% and 88%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after reinsurance, as of March 31, 2009 and December 31, 2008, was $9.3 billion and $7.7 billion, respectively.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and, for the Company’s “life-time” GMWB products, the annuity can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, and the ultimate life-time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $9.3 billion. For additional information on the Company’s GMWB liability, see Note 4.

Guaranteed Minimum Death Benefits and Guaranteed Minimum Income Benefits
In the U.S., the Company sells variable annuity contracts that offer various GMDBs. Declines in the equity market will increase the Company’s liability for death benefits under these contracts. The Company accounts for these GMDB liabilities under SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, and, as such, these liabilities are not carried at fair value under SFAS 157.
The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDBs as of March 31, 2009 is $36.0 billion. The Company will incur these GMDB payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. The Company currently reinsures 48% of these GMDBs. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $18.7 billion, as of March 31, 2009. For additional information on the Company’s GMDB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
In Japan, the Company offers certain variable annuity products with both a GMDB and a GMIB. Declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. The Company accounts for these GMDB and GMIB liabilities under SOP 03-1.
The Company’s total gross exposure (i.e., before reinsurance) to these GMDBs and GMIBs offered in Japan as of March 31, 2009 is $9 billion. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. The Company currently reinsures 15% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s retained net amount at risk is $7.6 billion, as of March 31, 2009. For additional information on the Company’s GMDB/GMIB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Life’s Product Guarantee Accounting Models
The accounting for various living benefit and death benefit guarantees is significantly different and influences the form of risk management employed by the Company. GMWBs meet the definition of an embedded derivative under SFAS 133 and are recorded at fair value under SFAS 157, incorporating changes in equity indices and equity index volatility, with changes in fair value recorded in earnings. However, for other benefit guarantees, certain contract features that define how the contract holder can access the value and substance of the guaranteed benefit change the accounting from SFAS 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or when the benefit received is in substance a long-term financing (GMIB), the accounting for the benefit is prescribed by SOP 03-1.
As a result of these significant accounting differences, the liability for guarantees recorded under SOP 03-1 is significantly different than if it was recorded under SFAS 133 and vice versa. In addition, the conditions in the capital markets in Japan versus those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB.
Life’s Equity Product Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to; product guarantees (GMDB, GMWB, and GMIB), equity market and interest rate risks (in the U.S., U.K., and Japan), and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate and foreign currency exchange risks embedded in these product guarantees through a combination of product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs.
In consideration of current market conditions, the Company’s risk management program for the variable annuity market in the near term will include redesigned product features and offerings which serve to lessen the financial risk of the product guarantees and increased rider fees charged for the product guarantees. Depending upon competitors’ reactions with respect to product suites and related rider charges, the Company’s strategies of reducing product risk and increasing fees may cause a decline in market share.
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
The Company’s dynamic hedging program uses derivative instruments to manage the U.S. GAAP earnings volatility associated with variable annuity product guarantees including equity market declines, equity implied volatility, declines in interest rates and foreign currency exchange risk. The Company uses hedging instruments including: interest rate futures and swaps; S&P 500, NASDAQ and EAFE index put options; total return swaps; and futures contracts. The dynamic hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed depending upon the risk strategy employed. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity, divergence between the performance of the underlying funds and the hedging indices, and the relative emphasis placed on various risk management objectives.
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
Beginning in the fourth quarter of 2008, the global economy experienced severe weakening resulting from the dramatic decline in the equity markets, increasing equity index implied volatility, widening of credit spreads, significant declines in interest rates, and volatility in foreign currency exchanges rates. These significant and precipitous economic events increased, to varying degrees, the Company’s exposure to death and living benefit guarantees, the statutory product guarantee liabilities, and the level of statutory surplus required to maintain the Company’s RBC ratios.
In response to these severe economic drivers, through the first quarter of 2009, the Company initiated a redesign of the variable annuity product suite strategy designed to lessen the financial risk of variable annuity product guarantees and increase the rider fees on new sales and on in-force, as contractually permitted. The Company will continue to hedge the risk of the product guarantees with a greater relative emphasis on protection of statutory surplus. This rebalancing of the hedging program affords an additional measure of protection to improve the Company’s capital efficiency in managing tail risk for statutory surplus during periods of declines in the equity markets. This shift in relative emphasis will likely result in greater U.S. GAAP earnings volatility.
In the first quarter of 2009, the rebalancing of variable annuity hedging programs resulted in the sale of certain derivative positions, a portion of which proceeds were used to purchase other derivatives for the protection of statutory surplus and the associated target RBC ratios. The Company maintains hedge positions on the S&P 500 index and the U.S. dollar/yen exchange rate to economically hedge statutory reserves and to provide protection of statutory surplus arising primarily from GMDB and GMWB obligations. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on hedging derivatives.

The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy as of March 31, 2009:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value
Entire GMWB risk reinsured with a third party	Life of the product	$9,316	26%

Capital markets risk transferred to a third	Designed to cover the
party — behavior risk retained by the Company	effective life of the product	9,341	26%

Dynamic hedging of capital markets risk using various derivative instruments [1]	Weighted average of 5 years	16,983	48%

		$35,640	100%

[1]
Through the first quarter of 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.

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
Further downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, further downgrades may give derivative counterparties the unilateral authority to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, further downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, The Hartford’s operating subsidiaries could conduct hedging activity using available OTC derivatives as well as a combination of cash and exchange-traded instruments.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of The Hartford and the Life and Property & Casualty insurance operations and their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Liquidity Requirements and Sources of Capital
Hartford Financial Services Group, Inc. Holding Company
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s cash and short-term investments of $1.3 billion, dividends from the Life and Property & Casualty insurance operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company during 2009 include repayment of $375 of commercial paper during the first and second quarter of 2009, interest expense on debt of approximately $450 and stockholder dividends, subject to the discretion of the Board of Directors, of $154.
Debt
For additional information regarding debt, see Note 14 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
Commercial Paper Repayment
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
The Company registered with the CPFF in order to sell up to a maximum of $375 to the facility, of which it issued the full amount as of December 31, 2008. The Company’s commercial paper must be rated A-1/P-1/F1 by at least two ratings agencies to be eligible for the program. Moody’s, S&P and Fitch all recently downgraded our commercial paper rating, rendering the Company ineligible to sell additional commercial paper under the CPFF program going forward. As a result, we will be required to pay the maturing commercial paper issued under the CPFF program from existing sources of liquidity. As of March 31, 2009 we have paid $21 of maturing commercial paper with the remaining $354 paid as of April 30, 2009.
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
Dividends from the Insurance Operations
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through October 30, 2009, substantially all dividend payments from the Company’s property-casualty insurance subsidiaries will be subject to prior approval of the Connecticut Insurance Commissioner due to extraordinary dividend limitations under the insurance holding company laws of Connecticut. It is estimated that, beginning on October 31, 2009, the Company’s property-casualty insurance subsidiaries will be permitted to pay up to a maximum of approximately $1.3 billion in dividends to the HFSG Holding Company in 2009 without prior approval from the applicable insurance commissioner. With respect to dividends to Hartford Life, Inc. (“HLI”), it is estimated that the Company’s life insurance subsidiaries’ non-extraordinary dividend limitation under the insurance holding company laws of Connecticut is approximately $614 in 2009. However, because the life insurance subsidiaries’ earned surplus was $598 as of December 31, 2008, the Company’s life insurance subsidiaries will be permitted to pay dividends only up to this amount to HLI in 2009 without prior approval from the applicable insurance commissioner. During the first quarter of 2009, the HFSG Holding Company and HLI received no dividends from their insurance subsidiaries. Through April 28, 2009, the HFSG Holding Company and HLI received $97 in dividends from their insurance subsidiaries.

Other Sources of Capital for the HFSG Holding Company
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the “Ratings” section below for further discussion), and shareholder returns. As a result, the Company may from time to time raise capital from the issuance of stock, debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of common stock, debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.
Capital Purchase Program
On November 14, 2008, the Company announced that it applied to participate in the U.S. Treasury Department’s Capital Purchase Program (“CPP”). In conjunction with this application, the Company also applied to the Office of Thrift Supervision (“OTS”) to become a savings and loan holding company and signed a merger agreement to acquire the parent company of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured savings bank. Federal Trust Bank is owned by Federal Trust Corporation, a unitary thrift holding company headquartered in Sanford, Florida. The completion of this acquisition will satisfy a key eligibility requirement for participation in the CPP. On January 9, 2009, the Office of Thrift Supervision approved the Company’s application to become a savings and loan holding company and on January 26, 2009, Federal Trust Corporation’s shareholders approved the acquisition. The Company’s purchase of Federal Trust Corporation remains contingent on the U.S. Treasury’s approval of the Company’s participation in the CPP. The Company estimates that, if approved for participation in the CPP, it would be eligible for a capital purchase of between $1.1 billion and $3.4 billion under existing Treasury guidelines. The final amount of capital requested will be determined following approval by Treasury. The Company’s application to participate in the CPP is subject to approval by the U.S. Treasury. There can be no assurance that the Company will participate in the CPP. On March 31, 2009, to preserve the viability of FTB for possible acquisition by the Company, the Company lent $20 to Federal Trust Corporation in the form of an interest bearing note maturing on March 31, 2010. The capital lent to Federal Trust Corporation was contributed to FTB. In addition, if we are approved to participate in the CPP and we acquire FTB, we have agreed with OTS to additionally contribute approximately $80 to the capital of FTB and to serve as a source of strength to FTB, which could require even further contributions of additional capital to FTB in the future.
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
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the ABC Trust, as they did not meet the consolidation requirements under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”). As of March 31, 2009, The Hartford has not exercised its right to require ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.

Commercial Paper, Revolving Credit Facility and Line of Credit
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	March 31,	December 31,	March 31,	December 31,
Description	Date	Date	2009	2008	2009	2008
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$353	$374
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	1,900	—	—
Line of Credit
Life Japan Operations [1]	9/18/02	1/5/10	51	55	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,951	$3,955	$353	$374

[1]	As of March 31, 2009 and December 31, 2008, the line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At March 31, 2009, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $17.4 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At March 31, 2009, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 20.5%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of March 31, 2009, the Company was in compliance with all such covenants.
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions, including recent market conditions, to access short-term financing through the issuance of commercial paper to investors. As discussed above, as of April 30, 2009 all outstanding commercial paper has been paid-off.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity with the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2009, is $433. Of this $433, the insurance operating entities have posted collateral of $325 in the normal course of business. Based on derivative market values as of March 31, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $50 to be posted as collateral. Based on derivative market values as of March 31, 2009, a downgrade by either Moody’s or S&P of two levels below the insurance operating entities’ current financial strength ratings could require approximately an additional $95 of assets to be posted as collateral. These collateral amounts could change as derivative market values change or as a result of changes in our hedging activities.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of March 31, 2009
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1	$7,724	$143
Both BBB+ and Baa1 [1]	$15,904	$1,034

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level.
The notional and fair value amounts in the table above include a customized GMWB derivative with a fair value of $486 and a notional amount of $4.7 billion, for which the Company has a contractual right to make a collateral payment in the amount of approximately $50 to prevent its termination.

Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2008 Form 10-K Annual Report.
The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting expenses, to purchase new investments and to make dividend payments to the HFSG Holding Company. The Company’s insurance operations also participate in securities lending programs to generate additional income. Through these programs, the Company loans fixed income securities to third-party borrowers in exchange for cash collateral. Those loaned securities may be returned to the Company at various maturity dates, at which time the Company would be required to return the cash collateral. The Company’s Life and Property & Casualty operating subsidiaries would fund the return of cash collateral of $1.2 billion and $315, respectively, out of operating funds, short-term investment holdings or, if necessary, from the sale of fixed maturity investments.
Property & Casualty holds fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs. As of March 31, 2009 and December 31, 2008, Property & Casualty held total fixed maturity investments of $21.3 billion and $21.4 billion, respectively, of which $1.3 and $1.6 billion were short-term investments, respectively. As of March 31, 2009, Property & Casualty’s cash and short-term investments of $1.5 billion, included $76 of collateral received from, and held on behalf of, derivative counterparties. Property & Casualty also held $756 of U.S. Treasuries, of which $118 had been pledged to derivative counterparties.
Liquidity requirements that are unable to be funded by Property & Casualty’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
As of March 31, 2009, Life’s total contractholder obligations were $271.7 billion. Of the total contractholder obligations, approximately $199.0 billion were held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on Life’s balance sheet. The remaining $72.7 billion was held in the Company’s general account supported by Life’s general account invested assets of $63.2 billion including a significant short-term investment position to meet liquidity needs. As of March 31, 2009 and December 31, 2008, Life held total fixed maturity investments of $51.0 billion and $52.1 billion, respectively, of which $8.6 billion and $6.9 billion were short-term investments, respectively. As of March 31, 2009, Life’s cash and short-term investments of $10.2 billion, included $2.4 billion of collateral received from, and held on behalf of, derivative counterparties and $599 of collateral pledged to derivative counterparties. Life also held $4.9 billion of U.S. Treasury securities, of which $250 had been pledged to derivative counterparties.
In the event customers elect to surrender separate account assets, international statutory separate accounts or retail mutual funds, Life will use the proceeds from the sale of the assets to fund the surrender and Life’s liquidity position will not be impacted. In many instances Life will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease Life’s obligation for payments on guaranteed living and death benefits.
Capital resources available to fund liquidity, upon contract holder surrender, is a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company; Individual Annuity and Individual Life obligations will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement and Institutional will be generally funded by Hartford Life Insurance Company; and obligations of International will be generally funded by the legal entity in the country in which the obligation was generated.
Of the $72.7 billion of contractholder obligations held in the general account, $36.6 billion relates to contracts without a surrender provision and/or fixed payout dates such as payout annuities or institutional notes, other than guaranteed investment products with a market value adjustment feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life’s liquidity requirements.
$10.7 billion relates to Life’s Retail Fixed MVA annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, Life is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, Life is required to contribute additional capital to the statutory separate account. Life will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life. International also has $2.5 billion of Fixed MVA annuities which, as a result of its market value adjustment feature, similarly limit Life’s liquidity requirements in the event of surrender.

Approximately $1.6 billion of GIC contracts are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment is reflective of changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC contract serves to protect the Company from interest rate risks and limit Life’s liquidity requirements in the event of a surrender. Approximately $2.5 billion of funding agreements allow the policyholders to terminate at book value without a market value adjustment after a defined notice period typically of thirteen months. All policyholders with this provision have exercised it, and the associated account value will be paid out by December 31, 2009 and will be funded by cash flows from Institutional operations or existing short-term investments within the Institutional investment portfolio.
Surrenders of, or policy loans taken from, as applicable, the remaining $18.8 billion of general account liabilities, which include the general account option for Retail’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plan annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of Life, available short-term investments, or Life may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2008 Form 10-K Annual Report.
Capitalization
The capital structure of The Hartford as of March 31, 2009 and December 31, 2008 consisted of debt and stockholders’ equity, summarized as follows:

	March 31,	December 31,
	2009	2008	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$419	$398	5%
Long-term debt	5,757	5,823	(1%)

Total debt [1]	6,176	6,221	(1%)

Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	15,661	16,788	(7%)
AOCI, net of tax	(7,801)	(7,520)	(4%)

Total stockholders’ equity	$7,860	$9,268	(15%)

Total capitalization including AOCI	$14,036	$15,489	(9%)

Debt to stockholders’ equity	79%	67%
Debt to capitalization	44%	40%

[1]	Total debt of the Company excludes $1.2 billion of consumer notes as of March 31, 2009 and December 31, 2008.
The Hartford’s total capitalization decreased $1.5 billion, or 9%, from December 31, 2008 to March 31, 2009 primarily due to the following:

Stockholders’ equity excluding AOCI, net of tax	• Decreased $1.1 billion primarily due to a net loss of $1.2 billion.

AOCI, net of tax	• Decreased $281 primarily due to loss on foreign currency translation adjustments of $209 and unrealized losses on available-for-sale securities of $33.

Stockholders’ Equity
Preferred and Common Stock — On March 26, 2009, the Company’s shareholders approved the conversion of the Series C Preferred Stock underlying certain warrants issued to Allianz SE in October 2008 into 34,308,872 shares of The Hartford’s common stock. As a result of this shareholder approval, the Company is not obligated to pay Allianz SE any cash payment related to these warrants and therefore these warrants no longer provide for any form of net cash settlement outside the Company’s control. As such, the warrants to purchase the Series C Preferred Stock were reclassified from other liabilities to equity at their fair value. As of March 26, 2009, the fair value of these warrants was $93. For the three months ended March 31, 2009, the Company recognized a gain of $70, representing the change in fair value of the warrants through March 26, 2009.
AOCI — AOCI, net of tax, decreased by $281 as of March 31, 2009 compared with December 31, 2008. The decrease in AOCI includes change in foreign currency translation adjustments of $(209) and unrealized losses on securities of $33, primarily due to widening credit spreads associated with fixed maturities. Because The Hartford’s investment portfolio has a duration of approximately five years, a 100 basis point parallel movement in rates would result in approximately a 5% change in fair value. Movements in short-term interest rates without corresponding changes in long-term rates will impact the fair value of our fixed maturities to a lesser extent than parallel interest rate movements.
For additional information on stockholders’ equity and AOCI, see Notes 15 and 16, respectively, of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
Cash Flow

	Three months ended
	March 31,
	2009	2008
Net cash provided by operating activities	$1,010	$567
Net cash used for investing activities	$(1,011)	$(1,820)
Net cash provided by financing activities	$126	$1,350
Cash — end of period	$1,851	$2,248
The increase in cash from operating activities compared to prior year period was primarily the result of tax refunds in the first quarter of 2009 compared to no tax settlements in 2008. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities decreased primarily due to a decrease in net flows from investment and universal life-type contracts and issuance of long-term debt in 2008.
Operating cash flows for the three months ended March 31, 2009 and 2008 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section of the MD&A under Market Risk above.

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
On February 9, 2009, Fitch downgraded the senior debt to BBB from A-. Fitch also downgraded the insurer financial strength rating of the Company’s primary life insurance subsidiaries to A from AA- and property/casualty insurance subsidiaries to A+ from AA-. The rating outlook is negative.
On February 26, 2009, Standard & Poor’s downgraded the senior debt ratings to BBB+ from A- and the financial strength ratings on all life and property/casualty operating subsidiaries to A+ from AA-. On March 3, 2009, Standard & Poor’s downgraded the senior debt ratings to BBB from BBB+ and the financial strength ratings on all life and property/casualty operating subsidiaries to A from A+. At the same time, the ratings were removed from credit watch with negative implications. The outlook on ratings is negative.
On February 27, 2009, A.M. Best downgraded the financial strength ratings of the key life insurance and property/casualty subsidiaries to A from A+. The outlook for the life subsidiaries is negative while the outlook for the property/casualty subsidiaries is stable. Concurrently, A.M. Best downgraded the senior debt ratings to bbb+ from a- with a negative outlook.
On March 30, 2009, Moody’s downgraded the long-term senior debt rating to Baa3 from Baa1. In the same action, Moody’s downgraded the insurance financial strength ratings for the Company’s lead property and casualty insurance operating subsidiaries to A2 from A1 and the lead life insurance operating subsidiaries to A3 from A1. The outlook for the ratings is negative.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 28, 2009.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A	A+	A	A2
Hartford Life Insurance Company	A	A	A	A3
Hartford Life and Accident Insurance Company	A	A	A	A3
Hartford Life and Annuity Insurance Company	A	A	A	A3
Hartford Life Insurance KK (Japan)	—	—	A	—
Hartford Life Limited (Ireland)	—	—	A	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB	BBB	Baa3
Commercial paper	AMB-2	F2	A-2	P-3
Junior subordinated debentures	bbb-	BBB-	BB+	Ba1
Hartford Life, Inc.:
Senior debt	bbb+	BBB	BBB	Baa3
Hartford Life Insurance Company:
Short term rating	—	—	A-1	P-2
Consumer notes	a	A-	A	Baa1
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

The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2008 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2009 is an estimate, as the 2009 statutory filings have not yet been made.

	March 31,	December 31,
	2009	2008
Life Operations	$5,601	$6,046
Japan Life Operations	2,054	1,718
Property & Casualty Operations	6,078	6,012

Total	$13,733	$13,776

The Company has received approval from the Connecticut Insurance Department regarding the use of two permitted practices in the statutory financial statements of its Connecticut-domiciled life insurance subsidiaries. The first permitted practice relates to the statutory accounting for deferred income taxes. The second permitted practice relates to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. These permitted practices will expire in the fourth quarter of 2009.
As of March 31, 2009, the Company received a benefit to Statutory surplus of $52 related to the deferred income tax permitted practice and a Statutory surplus benefit of $965 related to the reserving permitted practice. When the reserving permitted practice expires in 2009, the Company will be required to adopt VACARVM, which will differ from the current reserving standards. While it is difficult to predict what the ultimate impact of adopting VACARVM will be at December 31, 2009, the adoption will likely result in increased required reserves.
Risk-Based Capital
State insurance regulators and the NAIC have adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.
The calculation of certain risk-based capital elements requires the Company to project future tax benefits to offset projected losses. The realizability of those tax benefits is subject to recoverability testing including the projection of future taxable income.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, see Part II, Item 1, Legal Proceedings.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2008 Form 10-K Annual Report and Note 1 of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2009.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
(Dollar amounts in millions)
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

Investment and Savings Plan ERISA Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed in March 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. The Company disputes the allegations and intends to defend the actions vigorously.
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company has petitioned the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling. Proceedings in the district court are stayed until proceedings in the Second Circuit conclude.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The settlement was made on a claim-in, nationwide-class basis and required eligible class members to return valid claim forms postmarked no later than June 28, 2007. The Company has paid approximately $84.3 to eligible claimants in connection with the settlement. The Company has sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program have disputed coverage for the settlement, and one of the excess insurers commenced an arbitration to resolve the dispute, which resulted in an award in the Company’s favor. The primary insurer on the program has agreed to be bound by that award. Management believes it is probable that the Company’s coverage position ultimately will be sustained as to all applicable layers of coverage.
Asbestos and Environmental Claims — As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2008 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
Shareholder Demand — Like the boards of directors of many other companies, the Board has received a demand from SEIU Pension Plans Master Trust, which purports to be a current holder of the Company’s common stock. The demand requests the Board to bring suit to recover alleged excessive compensation paid to senior executives of the Company from 2005 through the present and to change the Company’s executive compensation structure. The Board is conducting an investigation of the allegations in the demand.

Item 1A. RISK FACTORS
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Persistent stress in financial markets and recessionary global economic conditions have continued to adversely affect our business and results.
Persistent stress in financial markets and recessionary global economic conditions have continued to adversely affect our operations and results in the first quarter of 2009, and the impact and potential effects of governmental stimulus, budgetary and other financial measures in the world’s major economies remain uncertain. Although there was no material net change in our capital position at March 31, 2009 compared with the end of 2008, our capital position is likely to remain under pressure if the recessionary economic environment is prolonged. In addition, our long-term debt and financial strength ratings were downgraded by the major rating agencies in the first quarter of 2009, in most cases with a negative outlook. Certain of our Life and Property-Casualty lines of business have been particularly adversely affected by these conditions.
In light of these factors, we have been undertaking a wide-ranging review of initiatives to stabilize our ratings and to mitigate and reduce risks associated with various business lines (including product and pricing changes) and our investment portfolio. We have also been reviewing a number of strategic alternatives that could reduce risk and help stabilize ratings by improving the Company’s capital position, including the restructuring, discontinuation or disposition of various business lines. In this regard, we are suspending all new sales in our Japan and European operations, and we are evaluating strategic options with respect to our Institutional markets businesses. Another potential source of capital that could help stabilize ratings is the Capital Purchase Program (“CPP”) administered by the U.S. Treasury Department. Our application to participate in the CPP remains pending, and we cannot predict whether, when or in what amount our participation may be approved. Our actions to date and other initiatives we may undertake, including any participation in the CPP, may not be concluded successfully or on favorable terms and may not fully achieve the anticipated benefits. Any such actions or initiatives could also significantly change the structure of our operations and perceptions of our prospects and materially affect our results and financial position.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2009:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid Per	Announced Plans or	Purchased Under
Period	Purchased [1]	Share	Programs	the Plans or Programs
				(in millions)
January 1, 2009 – January 31, 2009	1,946	$16.64	—	$807
February 1, 2009 – February 28, 2009	36,388	$11.04	—	$807
March 1, 2009 – March 31, 2009	159,497	$12.23	—	$807

Total	197,831	$12.05	—	N/A

[1]	Represents shares acquired from employees of the Company primarily for tax withholding purposes in connection with the Company’s stock compensation plans.
The Hartford’s Board of Directors has authorized a $1 billion stock repurchase program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, restrictions applicable to the Company’s potential participation in the CPP, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On March 26, 2009, The Hartford held a special meeting of shareholders. The following matter was considered and voted upon: A proposal to approve the conversion of any issued and outstanding Series C Non-Voting Contingent Convertible Preferred Stock of the Company into common stock of the Company and the exercise of the Series C Warrant to purchase common stock of the Company, as well as other potential issuances of our common stock for anti-dilution and related purposes as contemplated by our agreements with Allianz SE relating to the investment of Allianz SE and its affiliates in the Company.
Only shareholders of record as of the close of business on February 5, 2009 were entitled to notice of, and to vote at, the special meeting. As of February 5, 2009, 325,229,417 shares of common stock of the Company were outstanding and entitled to vote at the annual meeting.
Set forth below is the vote tabulation relating to the proposal presented to the shareholders at the special meeting:

Shares For:	220,707,699
Shares Against:	4,689,530
Shares Abstained:	588,618
Item 6. EXHIBITS
See Exhibits Index on page 135.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)
Date: April 30, 2009	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2009
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

*10.01	Separation Agreement and General Release by and between the Company and Thomas M. Marra, dated as of February 24, 2009.

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Lizabeth H. Zlatkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract.