Form 10-Q
period 2009-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2009-07-29
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2009, there were outstanding 328,158,459 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2009 and 2008, and changes in equity, and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 29, 2009

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,592	$3,891	$7,421	$7,734
Fee income	1,062	1,386	2,229	2,723
Net investment income (loss):
Securities available-for-sale and other	1,021	1,230	1,941	2,423
Equity securities, trading	2,523	1,153	1,799	(2,425)

Total net investment income (loss)	3,544	2,383	3,740	(2)

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(562)	(164)	(786)	(468)
OTTI losses transferred to other comprehensive income	248	—	248	—

Net OTTI losses recognized in earnings	(314)	(164)	(538)	(468)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(367)	(118)	(59)	(1,185)

Total net realized capital losses	(681)	(282)	(597)	(1,653)

Other revenues	120	125	238	245

Total revenues	7,637	7,503	13,031	9,047

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,092	3,586	7,729	6,943
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	2,523	1,153	1,799	(2,425)
Amortization of deferred policy acquisition costs and present value of future profits	674	806	2,933	1,274
Insurance operating costs and expenses	959	1,047	1,857	1,997
Interest expense	119	77	239	144
Goodwill impairment	—	—	32	—
Other expenses	252	182	441	371

Total benefits, losses and expenses	7,619	6,851	15,030	8,304
Income (loss) before income taxes	18	652	(1,999)	743
Income tax expense (benefit)	33	109	(775)	55

Net income (loss)	$(15)	$543	$(1,224)	$688

Preferred stock dividends	3	—	3	—

Net income (loss) available to common shareholders	$(18)	$543	$(1,227)	$688

Earnings (Loss) per common share
Basic	$(0.06)	$1.74	$(3.80)	$2.20
Diluted	$(0.06)	$1.73	$(3.80)	$2.19
Weighted average common shares outstanding	325.4	311.7	323.1	312.7
Weighted average common shares outstanding and dilutive potential common shares	325.4	313.1	323.1	314.4

Cash dividends declared per common share	$0.05	$0.53	$0.10	$1.06

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share and per share data)	2009	2008
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $76,196 and $78,238)	$64,868	$65,112
Equity securities, trading, at fair value (cost of $32,889 and $35,278)	30,813	30,820
Equity securities, available-for-sale, at fair value (cost of $1,518 and $1,554)	1,308	1,458
Mortgage loans on real estate	6,522	6,469
Policy loans, at outstanding balance	2,204	2,208
Limited partnerships and other alternative investments	1,838	2,295
Other investments	1,107	1,723
Short-term investments	12,701	10,022

Total investments	121,361	120,107

Cash	2,558	1,811
Premiums receivable and agents’ balances	3,510	3,604
Reinsurance recoverables	5,848	6,357
Deferred policy acquisition costs and present value of future profits	11,780	13,248
Deferred income taxes	5,321	5,239
Goodwill	1,204	1,060
Property and equipment, net	1,024	1,075
Other assets	3,148	4,898
Separate account assets	133,946	130,184

Total assets	$289,700	$287,583

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,902	$21,933
Life	18,153	16,747
Other policyholder funds and benefits payable	49,257	53,753
Other policyholder funds and benefits payable — International variable annuities	30,793	30,799
Unearned premiums	5,333	5,379
Short-term debt	342	398
Long-term debt	5,490	5,823
Consumer notes	1,199	1,210
Other liabilities	9,823	11,997
Separate account liabilities	133,946	130,184

Total liabilities	276,238	278,223
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 3,400,000 and 6,048,387 shares issued, liquidation preference $1,000 and $0.02 per share	2,921	—
Common stock, $0.01 par value — 1,500,000,000 and 750,000,000 shares authorized, 355,392,612 and 329,920,310 shares issued	4	3
Additional paid-in capital	8,190	7,569
Retained earnings	10,991	11,336
Treasury stock, at cost — 28,663,675 and 29,341,378 shares	(2,054)	(2,120)
Accumulated other comprehensive loss, net of tax	(6,610)	(7,520)

Total stockholders’ equity	13,442	9,268
Noncontrolling interest	20	92

Total equity	13,462	9,360

Total liabilities and equity	$289,700	$287,583

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Equity

	Six Months Ended
	June 30,
(In millions, except for share data)	2009	2008
	(Unaudited)
Preferred Stock
Balance at beginning of period	$—	$—
Issuance of shares to U.S. Treasury	2,920	—
Accretion of preferred stock discount on issuance to U.S. Treasury	1	—

Balance at end of period	2,921	—

Common Stock	4	3

Additional Paid-in Capital
Balance at beginning of period	7,569	6,627
Issuance of warrants to U.S. Treasury	480	—
Issuance of shares under discretionary equity issuance plan	16	—
Issuance of shares under incentive and stock compensation plans	(50)	(43)
Reclassification of warrants from other liabilities to equity and extension of warrants’ term	186	—
Tax (expense) benefit on employee stock options and awards	(11)	7

Balance at end of period	8,190	6,591

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting change, net of tax	11,336	14,686
Cumulative effect of accounting change, net of tax	—	(3)

Balance at beginning of period, as adjusted	11,336	14,683
Net income (loss)	(1,224)	688
Cumulative effect of accounting change, net of tax	912	—
Accretion of preferred stock discount on issuance to U.S. Treasury	(1)	—
Dividends on preferred stock	(2)	—
Dividends declared on common stock	(30)	(332)

Balance at end of period	10,991	15,039

Treasury Stock, at Cost
Balance at beginning of period	(2,120)	(1,254)
Treasury stock acquired	—	(871)
Issuance of shares under incentive and stock compensation plans from treasury stock	69	113
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(17)

Balance at end of period	(2,054)	(2,029)

Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(7,520)	(858)
Cumulative effect of accounting change, net of tax	(912)	—
Total other comprehensive income (loss)	1,822	(1,922)

Balance at end of period	(6,610)	(2,780)

Total Stockholders’ Equity	13,442	16,824

Noncontrolling Interest (Note 13)
Balance at beginning of period	92	92
Change in noncontrolling interest ownership	(65)	57
Noncontrolling loss	(7)	(22)

Balance at end of period	20	127

Total Equity	$13,462	$16,951

Outstanding Preferred Shares (in thousands)
Balance at beginning of period	6,048	—
Conversion of preferred to common shares	(6,048)	—
Issuance of shares to U.S. Treasury	3,400	—

Balance at end of period	3,400	—

Outstanding Common Shares (in thousands)
Balance at beginning of period	300,579	313,842
Treasury stock acquired	(15)	(11,675)
Conversion of preferred to common shares	24,194	—
Issuance of shares under discretionary equity issuance plan	1,301	—
Issuance of shares under incentive and stock compensation plans	854	1,220
Return of shares under incentive and stock compensation plans to treasury stock	(184)	(244)

Balance at end of period	326,729	303,143

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)

Net income (loss)	$(15)	$543	$(1,224)	$688

Other comprehensive income (loss)
Change in net unrealized loss on securities	2,373	(420)	2,340	(2,026)
Other-than-temporary impairment losses transferred to Other Comprehensive Income	(125)	—	(125)	—
Change in net gain/loss on cash-flow hedging instruments	(320)	(76)	(368)	14
Change in foreign currency translation adjustments	164	(68)	(45)	74
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	11	9	20	16

Total other comprehensive income (loss)	2,103	(555)	1,822	(1,922)

Total comprehensive income (loss)	$2,088	$(12)	$598	$(1,234)

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2009	2008
	(Unaudited)
Operating Activities
Net income (loss)	$(1,224)	$688
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,933	1,274
Additions to deferred policy acquisition costs and present value of future profits Change in:	(1,450)	(1,903)
Reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	1,333	576
Reinsurance recoverables	(111)	78
Receivables and other assets	249	399
Payables and accruals	(389)	(690)
Accrued and deferred income taxes	(343)	(68)
Net realized capital losses	597	1,653
Net receipts to investment contracts related to policyholder funds -International variable annuities	(892)	(1,290)
Net decrease in equity securities, trading	885	1,235
Depreciation and amortization	259	476
Goodwill impairment	32	—
Other, net	107	(167)

Net cash provided by operating activities	1,986	2,261
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	33,229	12,595
Equity securities, available-for-sale	482	144
Mortgage loans	297	214
Partnerships	239	107
Derivatives	29	—
Payments for the purchase of:
Fixed maturities, available-for-sale	(35,015)	(14,455)
Equity securities, available-for-sale	(251)	(496)
Mortgage loans	(214)	(686)
Partnerships	(136)	(402)
Derivatives	—	(219)
Proceeds from business sold	7	—
Purchase price of businesses acquired	(15)	(94)
Change in policy loans, net	4	(85)
Change in payables for collateral under securities lending, net	(2,262)	(199)
Change in all other securities, net	107	(556)
Additions to property and equipment, net	(58)	(185)

Net cash used for investing activities	(3,557)	(4,317)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	7,323	11,345
Withdrawals and other deductions from investment and universal life-type contracts	(11,516)	(13,694)
Net transfers from separate accounts related to investment and universal life-type contracts	3,646	3,725
Proceeds from issuance of long-term debt	—	1,487
Payments on capital lease obligations	(24)	(37)
Change in short-term debt	(375)	—
Proceeds from issuance of consumer notes	—	304
Repayments at maturity or settlement of consumer notes	(11)	—
Proceeds from issuance of preferred stock and warrants to U.S. Treasury	3,400	—
Net proceeds from issuance of shares under discretionary equity issuance plan	14	—
Proceeds from issuance of shares under incentive and stock compensation plans	7	34
Excess tax benefit on stock-based compensation	—	2
Treasury stock acquired	—	(811)
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(17)
Dividends paid on preferred stock	(8)	—
Dividends paid on common stock	(115)	(336)

Net cash provided by financing activities	2,338	2,002
Foreign exchange rate effect on cash	(20)	127
Net increase in cash	747	73
Cash — beginning of period	1,811	2,011

Cash — end of period	$2,558	$2,084

Supplemental Disclosure of Cash Flow Information
Net Cash Paid (Received) During the Period For:
Income taxes	$(468)	$65
Interest	$243	$128
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a financial holding company for a group of subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States and internationally (collectively, “The Hartford” or the “Company”). During the second quarter of 2009, the Company acquired Federal Trust Corporation and became a savings and loan holding company, see Note 16 for further information on the acquisition.
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2008 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Subsequent Events
The Hartford has evaluated events subsequent to June 30, 2009, and through the condensed consolidated financial statement issuance date of July 29, 2009. The Company has not evaluated subsequent events after that date for presentation in these condensed consolidated financial statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2008 Form 10-K Annual Report, which, accordingly, should be read in conjunction with these accompanying condensed consolidated financial statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company adopted SFAS 160 on January 1, 2009. Upon adoption, the Company reclassified $92 of noncontrolling interest, recorded in other liabilities, to equity as of January 1, 2008. See the Company’s Condensed Consolidated Statement of Changes in Equity. The adoption of SFAS 160 did not have a material effect on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the adoption of SFAS 160 did not impact the Company’s accounting for separate account assets and liabilities. The FASB has added the following topic to the Emerging Issues Task Force (“EITF”) agenda, “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”. This topic will be discussed at a future EITF meeting. The FASB has expressed three separate views on the treatment of noncontrolling interest in majority owned separate accounts, upon implementation of SFAS 160, all of which are acceptable to the United States Securities and Exchange Commission (“SEC”). The Company follows one of these three acceptable views and currently excludes the noncontrolling interest from its majority owned separate accounts. The resolution of this EITF agenda item on the Company’s accounting for separate account assets and liabilities is not known at this time.
Fair Value
In April 2009, the FASB issued Financial Statement of Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies that the measurement objective in determining fair value when the volume and level of activity for the asset or liability have significantly decreased, is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions, and not the value in a hypothetical active market. The FSP includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. The FSP requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The FSP expands fair value disclosures for quarterly financial statements and further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from the application of the FSP. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of the FSP for its interim reporting period ending on June 30, 2009 and the adoption did not have a material effect on the Company’s condensed consolidated financial statements. See Note 4 for expanded interim disclosures.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which expands the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements. FSP FAS 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any changes of the method(s) and significant assumptions from prior periods. The disclosures in FSP FAS 107-1 are effective for interim reporting periods ending after June 15, 2009, and are not required for earlier periods that are presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company adopted the FSP for its interim reporting period ending on June 30, 2009. See Note 4 for expanded interim disclosures.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 for its interim reporting period ending on June 30, 2009 which modifies the recognition of other-than-temporary impairment (“impairment”) losses for debt securities. This new FSP is also applied to certain equity securities with debt-like characteristics (collectively “debt securities”). Effective with the adoption of this FSP, a debt security is deemed to be other-than-temporarily impaired if the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value. If a debt security meets either of these conditions, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those debt securities for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income (“OCI”). Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
The Company evaluates whether it expects to recover the entire amortized cost basis of a debt security or if a credit impairment exists, by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows includes assumptions including, but not limited to, various performance indicators, such as historical default and recovery rates, credit ratings, current delinquency rates, and loan-to-value ratios. In addition, for securitized debt securities, the Company considers factors including, but not limited to, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral.
FSP FAS 115-2 does not impact the evaluation for impairment for equity securities. For those equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by a committee of investment and accounting professionals (“the committee”). The committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.
The primary factors considered in evaluating whether an impairment exists for an equity security include, but are not limited to: (a) the length of time and extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
The FSP also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. As a result of the adoption of FSP FAS 115-2, the Company recognized a $912, net of tax and deferred acquisition costs, increase to Retained Earnings with an offsetting decrease in Accumulated Other Comprehensive Income (“AOCI”). See the Company’s Condensed Consolidated Statement of Changes in Equity and Consolidated Statements of Operations and Comprehensive Loss. See Notes 4 and 5 for expanded interim disclosures.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Statement sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for its interim reporting period ending on June 30, 2009. See Basis of Presentation within this Note 1 for expanded interim disclosures.
Future Adoption of New Accounting Standards
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in Statement 140 and eliminates the concept of a qualifying special-purpose entities (“QSPEs”). SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. The Company will adopt SFAS 166 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.
Amendments to FASB Interpretation No. 46(R)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt SFAS 167 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.
FASB Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. Codification does not create new accounting and reporting guidance rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of this Statement, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its September 30, 2009 quarterly report.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
The effective tax rate for the three months ended June 30, 2009 and 2008 was 183% and 17%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 39% and 7%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”), offset in 2009 by a non-deductible expense related to a contingent obligation to Allianz as a result of the issuance of warrants to the federal government in connection with the Company’s participation in the Capital Purchase Program.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $37 and $67 in the three months ended June 30, 2009 and 2008, and $75 and $108 in the six months ended June 30, 2009 and 2008, respectively.
The Company’s unrecognized tax benefits decreased by $8 during the six months ended June 30, 2009 as a result of the settlement of the 2002-2003 Internal Revenue Service (“IRS”) audit, bringing the total unrecognized tax benefits to $83 as of June 30, 2009. This entire amount, if it were recognized, would decrease the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the IRS. During the first quarter of 2009, the Company received notification of the approval by the Joint Committee on Taxation of the results of the 2002 through 2003 examination. As a result, the Company recorded a tax benefit of $7. The 2004 through 2006 examination began during the second quarter of 2008, and is expected to close in early 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the condensed consolidated statement of operations.
The Company’s deferred tax asset valuation allowance has been determined pursuant to the provisions of FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), including the Company’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years as defined in SFAS 109, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, future realized losses on investment securities could result in the recognition of a valuation allowance, if additional tax planning strategies are not available.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Share
The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
			Per			Per
			Common			Common
	Net		Share	Net		Share
(Shares in millions)	Loss	Shares	Amount	Loss	Shares	Amount
Basic Loss per Common Share
Net loss	$(15)			$(1,224)
Less: Preferred stock dividends	3			3

Net loss available to common shareholders	(18)	325.4	$(0.06)	(1,227)	323.1	$(3.80)

Diluted Loss per Common Share [1]
Warrants	—	—		—	—
Stock compensation plans	—	—		—	—

Net loss available to common shareholders plus assumed conversions	$(18)	325.4	$(0.06)	$(1,227)	323.1	$(3.80)

[1]
As a result of the net loss in the three months ended June 30, 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended June 30, 2009 diluted loss per share, since the inclusion of 0.5 million shares for warrants and 0.7 million shares for stock compensation plans would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 326.6 million.

As a result of the net loss in the six months ended June 30, 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of the six months ended June 30, 2009 diluted loss per share, since the inclusion of 0.2 million shares for warrants and 0.7 million shares for stock compensation plans would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 324.0 million.

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
			Per			Per
			Common			Common
	Net		Share	Net		Share
(Shares in millions)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Common Share
Net income available to common shareholders	$543	311.7	$1.74	$688	312.7	$2.20

Diluted Earnings per Common Share
Stock compensation plans	—	1.4		—	1.7

Net income available to common shareholders plus assumed conversions	$543	313.1	$1.73	$688	314.4	$2.19

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities, banking operations and certain purchase accounting adjustments.
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
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment. For the three months ended June 30, 2009 and 2008, AARP accounted for earned premiums of $709 and $691, respectively, in Personal Lines. For both the six months ended June 30, 2009 and 2008, AARP accounted for earned premiums of $1.4 billion in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. Earned premiums assumed (ceded) under the inter-segment arrangements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net assumed (ceded) earned premiums under inter-segment arrangements	2009	2008	2009	2008
Personal Lines	$(2)	$(2)	$(3)	$(3)
Small Commercial	(6)	(7)	(12)	(15)
Middle Market	(5)	(8)	(11)	(16)
Specialty Commercial	13	17	26	34

Total	$—	$—	$—	$—

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents revenues by segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2009	2008	2009	2008
Life
Retail	$647	$872	$1,852	$1,048
Individual Life	255	285	574	541

Total Individual Markets Group	902	1,157	2,426	1,589
Retirement Plans	80	170	171	292
Group Benefits	1,135	1,176	2,367	2,320

Total Employer Markets Group	1,215	1,346	2,538	2,612
International [1]	222	266	694	413
Institutional	237	472	440	776
Other [1]	7	46	21	57

Total Life segment revenues	2,583	3,287	6,119	5,447
Net investment income (loss) on equity securities, trading [2]	2,523	1,153	1,799	(2,425)

Total Life	5,106	4,440	7,918	3,022
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines	985	980	1,964	1,963
Small Commercial	643	683	1,295	1,370
Middle Market	538	575	1,086	1,168
Specialty Commercial	311	346	643	696

Ongoing Operations earned premiums	2,477	2,584	4,988	5,197
Net investment income	239	334	424	644
Other revenues [3]	120	125	238	245
Net realized capital losses	(80)	(53)	(369)	(187)

Total Ongoing Operations	2,756	2,990	5,281	5,899
Other Operations	44	61	50	99

Total Property & Casualty	2,800	3,051	5,331	5,998
Corporate	(269)	12	(218)	27

Total revenues	$7,637	$7,503	$13,031	$9,047

[1]
Included in International’s revenues for the three and six months ended June 30, 2009 are $19 and $30, respectively, of investment income from an inter-segment funding agreement with Institutional. This investment income is eliminated in Life Other.

[2]
Management does not include net investment income (loss) and the mark-to-market effects of equity securities, trading, supporting the international variable annuity business in its segment revenues since corresponding amounts are credited to policyholders.

[3]	Represents servicing revenue.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents net income (loss) by segment. Underwriting results are presented for the Personal Lines, Small Commercial, Middle Market and Specialty Commercial segments, while net income (loss) is presented for each of Life’s reporting segments, total Property & Casualty, Ongoing Operations, Other Operations and Corporate.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income (Loss)	2009	2008	2009	2008
Life
Retail	$192	$170	$(552)	$93
Individual Life	16	30	(2)	50

Total Individual Markets Group	208	200	(554)	143
Retirement Plans	(40)	31	(128)	26
Group Benefits	14	62	83	108

Total Employer Markets Group	(26)	93	(45)	134
International [1]	119	72	(174)	80
Institutional [1]	(66)	(30)	(240)	(150)
Other [1]	(59)	(1)	(69)	(28)

Total Life	176	334	(1,082)	179
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	(10)	18	65	123
Small Commercial	74	69	161	188
Middle Market	56	3	125	58
Specialty Commercial	36	18	59	57

Total Ongoing Operations underwriting results	156	108	410	426
Net servicing income [2]	7	8	15	7
Net investment income	239	334	424	644
Net realized capital losses	(80)	(53)	(369)	(187)
Other expenses	(48)	(65)	(98)	(122)

Income before income taxes	274	332	382	768
Income tax expense	(52)	(86)	(49)	(210)

Ongoing Operations	222	246	333	558
Other Operations	(49)	3	(48)	17

Total Property & Casualty	173	249	285	575
Corporate	(364)	(40)	(427)	(66)

Net income (loss)	$(15)	$543	$(1,224)	$688

[1]
Included in net income (loss) of International and Institutional is investment income and interest expense, respectively, for the three and six months ended June 30, 2009 of $19 and $30, respectively, on an inter-segment funding agreement. This investment income and interest expense is eliminated in Life Other.

[2]	Net of expenses related to service business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s condensed consolidated financial statements: fixed maturities and equity securities, available-for-sale (“AFS”), short-term investments, freestanding and embedded derivatives, and separate account assets. These fair value disclosures include the fair value measurement and disclosure requirements of SFAS 157 and related FSPs including FSP FAS 157-4 and FSP FAS 107-1.
The following section applies the SFAS 157 fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury securities, money market funds, certain mortgage backed securities, and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit swap contracts and no or insignificant unobservable market inputs.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) primarily backed by sub-prime loans, and private placement debt and equity securities. Collateralized debt obligations (“CDOs”) included in Level 3 primarily represent commercial real estate (“CRE”) CDOs and collateralized loan obligations (“CLOs”) which are primarily priced by independent brokers due to the illiquidity of this sector. Embedded derivatives and complex derivatives securities, including equity derivatives, longer dated interest rate swaps and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the SFAS 157 Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets. Corporate securities included in Level 3 primarily relate to private placement securities which are thinly traded and priced using a pricing matrix which includes significant non-observable inputs. RMBS included in Level 3 primarily represent sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) carried at fair value by SFAS 157 Hierarchy Level.

	June 30, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,450	$—	$1,948	$502
CDOs	2,563	—	1	2,562
CMBS	8,290	—	8,092	198
Corporate	30,835	—	24,305	6,530
Government/government agencies
Foreign	1,031	—	963	68
United States	4,240	271	3,969	—
RMBS	4,506	—	3,153	1,353
States, municipalities and political subdivisions	10,953	—	10,739	214

Total fixed maturities, AFS	64,868	271	53,170	11,427
Equity securities, trading	30,813	2,285	28,528	—
Equity securities, AFS	1,308	241	839	228
Other investments
Variable annuity hedging derivatives	604	—	3	601
Other derivatives[1]	342	—	305	37

Total other investments	946	—	308	638
Short-term investments	12,701	10,478	2,223	—
Reinsurance recoverable for U.S. Guaranteed Minimum Withdrawal Benefit (“GMWB”)	632	—	—	632
Separate account assets [2]	131,069	98,229	32,167	673

Total assets accounted for at fair value on a recurring basis	$242,337	$111,504	$117,235	$13,598

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,344)	$—	$—	$(3,344)
Institutional notes	2	—	—	2
Equity linked notes	(6)	—	—	(6)

Total other policyholder funds and benefits payable	(3,348)	—	—	(3,348)
Other liabilities [3]
Variable annuity hedging derivatives	391	—	(143)	534
Other liabilities	(579)	—	(260)	(319)

Total other liabilities	(188)	—	(403)	215
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(3,540)	$—	$(403)	$(3,137)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of June 30, 2009, $580 of cash collateral liability was netted against the derivative asset value in the condensed consolidated balance sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

[3]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the SFAS 157 Level 3 roll-forward table included below in this Note 4, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	December 31, 2008
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS	$65,112	$3,541	$49,761	$11,810
Equity securities, trading	30,820	1,634	29,186	—
Equity securities, AFS	1,458	246	671	541
Other investments
Variable annuity hedging derivatives	600	—	13	587
Other investments [1]	976	—	1,005	(29)

Total other investments	1,576	—	1,018	558
Short-term investments	10,022	7,025	2,997	—
Reinsurance recoverable for U.S. GMWB	1,302	—	—	1,302
Separate account assets [2]	126,777	94,804	31,187	786

Total assets accounted for at fair value on a recurring basis	$237,067	$107,250	$114,820	$14,997

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(6,620)	$—	$—	$(6,620)
Institutional notes	(41)	—	—	(41)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(6,669)	—	—	(6,669)
Other liabilities [3]
Variable annuity hedging derivatives	2,201	—	14	2,187
Other derivative liabilities	(339)	—	76	(415)

Total other liabilities	1,862	—	90	1,772
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(4,812)	$—	$90	$(4,902)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2008, $574 of cash collateral liability was netted against the derivative asset value in the condensed consolidated balance sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to SFAS 157.

[3]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the SFAS 157 Level 3 roll-forward table included below in this Note 4, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion of SFAS 157 and related FSPs, reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.
Fixed Maturity, Short-Term, and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term and equity securities, AFS, in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company adopted FSP No. FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) effective April 1, 2009. For further discussion of FSP FAS 157-4, see Note 1 of the Notes to the Condensed Consolidated Financial Statements. The Company’s adoption of FSP FAS 157-4 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported in the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Embedded derivatives are reported with the host instruments in the condensed consolidated balance sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded derivatives, as of June 30, 2009, 95% of derivatives based upon notional values were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
U.S. GMWB Reinsurance Derivative
The fair value of the U.S. GMWB reinsurance derivative is calculated as an aggregation of the components described in the Living Benefits Required to be Fair Valued discussion below and is modeled using significant unobservable policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization and risk margins. As a result, the U.S. GMWB reinsurance derivative is categorized as Level 3.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts and the related reinsurance and customized derivatives that hedge certain equity markets exposure for GMWB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate (formerly known as the “Pre-SFAS 157 Fair Value”); Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium; and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, for a liability, or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The SFAS 157 fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.
•
Best Estimate. This component represents the estimated amount for which a financial instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using identifiable, measurable and significant inputs. Since a reliable estimate of market risk margins is not obtainable, the present value of expected future cash flows under a risk neutral framework, discounted at the risk free rate of interest, is used to estimate this component.

The Best Estimate is calculated based on actuarial and capital market assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels were used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumes expected returns based on:

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

•
Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied volatilities used to calculate the Best Estimate component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
•
Credit Standing Adjustment. This assumption makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during the first quarter of 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. The changes made in the first quarter of 2009 resulted in a realized gain of $383, before-tax, for U.S. GMWB liabilities and a realized loss of $185, before-tax, for uncollateralized reinsurance recoverable assets.

•
Market Illiquidity Premium. This component makes an adjustment that market participants would require to reflect that guaranteed benefit obligations are illiquid and have no market observable exit prices in the capital markets.

•
Behavior Risk Margin and Other Policyholder Behavior Assumptions. The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions. During the first half of 2009, the Company revised certain adverse assumptions in the behavior risk margin for withdrawals, lapses and annuitization behavior as emerging policyholder behavior experience suggested the prior adverse policyholder behavior assumptions were no longer representative of an appropriate margin for risk. These changes resulted in a realized gain of $352, before-tax, in the first quarter of 2009 and a realized gain of $118, before-tax, in the second quarter of 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three and six months ending June 30, 2009 and 2008, for the financial instruments for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Company classifies the fair values of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, the majority of the inputs used to determine fair value are based on the Company’s own assumptions about market participant assumptions. However, the Company prioritizes the use of market-based inputs over entity-based assumptions in determining Level 3 fair values in accordance with SFAS 157. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
These disclosures reflect the impacts of recurring fair value measurements on earnings or changes in net assets and assist in the broad assessment of the quality of those earnings.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2009

							Changes in
							unrealized gains
							(losses) included
		Total					in net income
		Realized/unrealized gains					related to
	Fair value	(losses)		Purchases,	Transfers	Fair value	financial
	as of	included in:		issuances,	in and/or	as of	instruments still
	March 31,	Net income	OCI	and	(out) of	June 30,	held at June 30,
Asset (Liability)	2009	[1], [2]	[3]	settlements	Level 3 [4]	2009	2009 [2]
Assets
Fixed maturities, AFS
ABS	$544	$(7)	$75	$(29)	$(81)	$502	$(8)
CDO	2,422	(73)	246	(33)	—	2,562	(94)
CMBS	188	(35)	47	(4)	2	198	(26)
Corporate	6,597	6	427	(36)	(464)	6,530	(26)
Government/govt. agencies
Foreign	65	—	4	(1)	—	68	—
United States	8	—	(1)	—	(7)	—	—
RMBS	1,278	(51)	(34)	157	3	1,353	(85)
States, municipalities and political subdivisions	172	—	1	(13)	54	214	—

Fixed maturities, AFS	11,274	(160)	765	41	(493)	11,427	(239)
Equity securities, AFS	510	—	74	2	(358)	228	—
Derivatives [5]
Variable annuity hedging derivatives	2,552	(1,201)	—	(216)	—	1,135	(1,133)
Other freestanding derivatives	(380)	85	(5)	21	(3)	(282)	91

Total freestanding derivatives	2,172	(1,116)	(5)	(195)	(3)	853	(1,042)
Reinsurance recoverable for U.S. GMWB [1]	1,058	(433)	—	7	—	632	(433)
Separate accounts [6]	639	—	—	23	11	673	12

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits[1]	$(5,930)	$2,628	$(7)	$(35)	$—	$(3,344)	$2,628
Institutional notes	(25)	27	—	—	—	2	27
Equity linked notes	(5)	(1)	—	—	—	(6)	(1)

Total other policyholder funds and benefits payable	(5,960)	2,654	(7)	(35)	—	(3,348)	2,654

Consumer notes	(4)	—	—	—	—	(4)	—

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains/losses except for $1 for the three months ended June 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of deferred policy acquisition costs and present value of future profits (“DAC”).

[3]	OCI refers to “Other comprehensive income” in the condensed consolidated statement of comprehensive income (loss). All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 during the three months ended June 30, 2009 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs primarily for certain long-dated corporate bonds and preferred stocks.

[5]	Derivative are reported in this table on a net basis for asset/(liability) positions and reported in the condensed consolidated balance sheet in other investments and other liabilities.

[6]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2009

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		Realized/unrealized					income related
		gains (losses)					to financial
	Fair value	included in:		Purchases,	Transfers	Fair value	instruments
	as of	Net		issuances,	in and/or	as of	still held at
	January 1,	income		and	(out) of	June 30,	June 30,
Asset (Liability)	2009	[1], [2]	OCI [3]	settlements	Level 3 [4]	2009	2009 [2]
Assets
Fixed maturities, AFS
ABS	$536	$(9)	$36	$1	$(62)	$502	$(8)
CDO	2,612	(95)	98	(53)	—	2,562	(94)
CMBS	341	(48)	28	(8)	(115)	198	(26)
Corporate	6,396	(60)	407	198	(411)	6,530	(26)
Government/govt. agencies
Foreign	100	—	(2)	(10)	(20)	68	—
United States	8	—	(1)	—	(7)	—	—
RMBS	1,662	(169)	(244)	101	3	1,353	(85)
States, municipalities and political subdivisions	155	—	(6)	(13)	78	214	—

Fixed maturities, AFS	11,810	(381)	316	216	(534)	11,427	(239)
Equity securities, AFS	541	(1)	(1)	(2)	(309)	228	—
Derivatives [5]
Variable annuity hedging derivatives	2,774	(1,093)	—	(546)	—	1,135	(1,042)
Other freestanding derivatives	(281)	(5)	(10)	20	(6)	(282)	9

Total freestanding derivatives	2,493	(1,098)	(10)	(526)	(6)	853	(1,033)
Reinsurance recoverable for U.S. GMWB [1]	1,302	(685)	—	15	—	632	(685)
Separate account assets [6]	786	(122)	—	110	(101)	673	(73)

Liabilities
Other policyholder funds and benefits payable[1]
Guaranteed Living Benefits	$(6,620)	$3,349	$(3)	$(70)	$—	$(3,344)	$3,349
Institutional notes	(41)	43	—	—	—	2	43
Equity linked notes	(8)	2	—	—	—	(6)	2
Total other policyholder funds and benefits payable[1]	(6,669)	3,394	(3)	(70)	—	(3,348)	3,394
Other derivative liabilities [7]	(163)	70	—	93	—	—	—
Consumer notes	(5)	1	—	—	—	(4)	1

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains/losses except for $2 for the six months ended June 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	OCI refers to “Other comprehensive income” in the condensed consolidated statement of comprehensive loss. All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 during the six months ended June 30, 2009 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within the respective categories.

[5]	Derivative are reported in this table on a net basis for asset/(liability) positions and reported in the condensed consolidated balance sheet in other investments and other liabilities.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2008

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		Realized/unrealized					income related
		gains (losses)					to financial
	Fair value	included in:		Purchases,	Transfers	Fair value	instruments
	as of	Net		issuances,	in and/or	as of	still held at
	March 31,	income		and	(out) of	June 30,	June 30,
Asset (Liability)	2008	[1], [2]	OCI [3]	settlements	Level 3 [4]	2008	2008 [2]
Assets
Fixed maturities, AFS	$16,447	$(74)	$(286)	$305	$120	$16,512	$(75)
Equity securities, AFS	1,285	4	(10)	236	(148)	1,367	(4)
Derivatives [5]
Variable Annuity Hedging Derivatives	998	(208)	—	3	—	793	(195)
Other freestanding derivatives	(334)	(74)	(1)	11	(6)	(404)	(43)

Total freestanding derivatives	664	(282)	(1)	14	(6)	389	(238)
Reinsurance recoverable for U.S. GMWB [1]	291	(46)	—	5	—	250	(46)
Separate accounts [6]	580	23	—	(58)	120	665	18

Liabilities
Other policyholder funds and benefits payable
Guaranteed Living Benefits[1]	$(1,993)	$322	$—	$(32)	$—	$(1,703)	$322
Institutional notes	(50)	29	—	—	—	(21)	29
Equity linked notes	(15)	—	—	—	—	(15)	—

Total other policyholder funds and benefits payable	(2,058)	351	—	(32)	—	(1,739)	351
Consumer notes	(4)	1	—	—	—	(3)	1

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains/losses except for ($1) for the three months ended June 30, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	OCI refers to “Other comprehensive income” in the consolidated statement of comprehensive loss. All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 during the three months ended June 30, 2008 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within the respective categories.

[5]	Derivative instruments, are reported in this table on a net basis for asset/(liability) positions and reported in the condensed consolidated balance sheet in other investments and other liabilities.

[6]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2008

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		Realized/unrealized					income related
		gains (losses)					to financial
	Fair value	included in:		Purchases,	Transfers	Fair value	instruments
	as of	Net		issuances,	in and/or	as of	still held at
	January 1,	income		and	(out) of	June 30,	June 30,
Asset (Liability)	2008	[1], [2]	OCI [3]	settlements	Level 3 [4]	2008	2008 [2]
Assets
Fixed maturities, AFS	$17,996	$(177)	$(1,396)	$1,278	$(1,189)	$16,512	$(75)
Equity securities, AFS	1,339	(1)	(129)	327	(169)	1,367	(4)
Derivatives [5]
Variable Annuity Hedging Derivatives	673	63	—	57	—	793	64
Other freestanding derivatives	(419)	(266)	2	178	101	(404)	(160)

Total freestanding derivatives	254	(203)	2	235	101	389	(96)
Reinsurance recoverable for U.S. GMWB [1] [6]	238	2	—	10	—	250	2
Separate accounts [7]	701	(56)	—	20	—	665	(54)

Liabilities
Other policyholder funds and benefits payable
Guaranteed Living Benefits[1]	$(1,472)	$(175)	$—	$(56)	$—	$(1,703)	$(175)
Institutional notes	(24)	3	—	—	—	(21)	3
Equity linked notes	(21)	6	—	—	—	(15)	6

Total other policyholder funds and benefits payable	(1,517)	(166)	—	(56)	—	(1,739)	(166)
Consumer notes	(5)	2	—	—	—	(3)	2

[1]
The Company classifies the gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains/losses except for $1 for the six months ended June 30, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	OCI refers to “Other comprehensive income” in the consolidated statement of comprehensive loss. All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 during the six months ended June 30, 2008 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within the respective categories.

[5]	Derivative instruments, are reported in this table on a net basis for asset/(liability) positions and reported in the condensed consolidated balance sheet in other investments and other liabilities.

[6]	The January 1, 2008 fair value of $238 includes the pre-SFAS 157 fair value of $128 and transitional adjustment of $110.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following include disclosures for other financial instruments not carried at fair value and not included in above SFAS 157 discussion.
The carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value, as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,204	$2,409	$2,208	$2,435
Mortgage loans on real estate	6,522	5,231	6,469	5,654

Liabilities
Other policyholder funds and benefits payable [1]	$14,466	$14,437	$14,839	$14,576
Commercial paper [2]	—	—	374	374
Long-term debt [3]	5,765	5,088	5,755	4,539
Consumer notes [4]	1,195	1,235	1,205	1,188

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in short-term debt in the consolidated balance sheets. As of June 30, 2009, The Hartford has no commercial paper outstanding.

[3]
Excludes capital lease obligations of $67 and $68 as of June 30, 2009 and December 31, 2008, respectively, and includes current maturities of long-term debt of $275 and $0 as of June 30, 2009 and December 31, 2008, respectively.

[4]	Excludes amounts carried at fair value and included in SFAS 157 disclosures above.
Included in other liabilities in the condensed consolidated balance sheet are carrying amounts of $389 and $149 for deposits and Federal Home Bank advances, respectively, related to Federal Trust Corporation. These carrying amounts approximate fair value.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2008.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.
•
Fair values for mortgage loans on real estate were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.

•
Other policyholder funds and benefits payable, not carried at fair value and not included in above SFAS 157 fair value information, is determined by estimating future cash flows, discounted at the current market rate.

•	Carrying amounts approximate fair value for commercial paper. As of June 30, 2009, the Company has no outstanding commercial paper.
•	Fair value for long-term debt is based primarily on market quotations from independent third party pricing services.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type on a consolidated basis.

	June 30, 2009					December 31, 2008
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value
AFS securities
ABS	$3,272	$13	$(835)	$2,450	$(66)	$3,431	$6	$(971)	$2,466
CDOs	4,547	3	(1,987)	2,563	(141)	4,655	2	(2,045)	2,612
CMBS	12,361	51	(4,122)	8,290	(119)	12,973	43	(4,703)	8,313
Corporate	33,454	707	(3,326)	30,835	(28)	31,059	623	(4,501)	27,181
Govt./govt. agencies
Foreign	1,014	41	(24)	1,031	—	2,786	100	(65)	2,821
United States	4,471	23	(254)	4,240	—	5,883	112	(39)	5,956
RMBS	5,738	92	(1,324)	4,506	(154)	6,045	96	(1,033)	5,108

States, municipalities and political subdivisions	11,339	210	(596)	10,953	(3)	11,406	202	(953)	10,655
Fixed maturities	76,196	1,140	(12,468)	64,868	(511)	78,238	1,184	(14,310)	65,112
Equity securities	1,518	233	(443)	1,308	—	1,554	203	(299)	1,458

Total AFS securities	$77,714	$1,373	$(12,911)	$66,176	$(511)	$79,792	$1,387	$(14,609)	$66,570

[1]
Represents the amount of cumulative non-credit other-than-temporary impairment (“OTTI”) losses transferred to other comprehensive loss in accordance with FSP FAS 115-2 for securities that also had a credit impairment, of which $248 was added for the three months ended June 30, 2009. These losses are included in gross unrealized losses as of June 30, 2009.

The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. government securities. As of June 30, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $695 and $2.9 billion, respectively, which was included in fixed maturities in the Condensed Consolidated Balance Sheet. As of June 30, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $707 and $3.0 billion, respectively.
The following table presents the Company’s fixed maturities by contractual maturity year.

	June 30, 2009
Maturity	Amortized Cost	Fair Value
One year or less	$1,992	$2,041
Over one year through five years	12,061	11,980
Over five years through ten years	13,975	12,997
Over ten years	36,320	28,694

Subtotal	64,348	55,712
ABS, CDOs and RMBS [1]	11,848	9,156

Total	$76,196	$64,868

[1]	Excludes CRE CDOs.
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for prepayment on certain mortgage- and asset-backed securities, ABS, CDOs and RMBS are not categorized by contractual maturity. CMBS and CRE CDOs are categorized by contractual maturity because they generally are not subject to prepayment risk as these securities are generally structured to include forms of call protections such as yield maintenance charges, prepayment penalties or lockouts and defeasance.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Realized Capital Gains (Losses)
The following table presents the Company’s net realized capital gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2009	2008	2009	2008
Gross gains on sale	$157	$73	$365	$168
Gross losses on sale	(189)	(59)	(909)	(270)
Net other-than-temporary impairment losses recognized in earnings	(314)	(164)	(538)	(468)
Japanese fixed annuity contract hedges, net [1]	(6)	(9)	35	(23)
Periodic net coupon settlements on credit derivatives/Japan	(13)	(10)	(32)	(15)
SFAS 157 transition impact	—	—	—	(650)
Results of variable annuity hedge program
GMWB derivatives, net [2]	671	(13)	1,260	(123)
Macro hedge program	(568)	(4)	(364)	5

Total results of variable annuity hedge program	103	(17)	896	(118)
Other, net [3]	(419)	(96)	(414)	(277)

Net realized capital gains (losses)	$(681)	$(282)	$(597)	$(1,653)

[1]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[2]
The net gain on GMWB derivatives for the three and six months ended June 30, 2009 was primarily due to a decline in equity volatility levels, an increase in interest rates and liability model assumption updates for withdrawals, lapses, and credit standing.

[3]
Primarily consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivative instruments, foreign currency gains and losses, valuation allowances, a loss of approximately $300 related to a contingent obligation associated with the Allianz transaction, and other investment gains and losses.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital losses reported for the three and six months ended June 30, 2009 related to AFS other-than-temporary impairments and net losses on sales were $346 and $1.1 billion, respectively, and were previously reported as unrealized losses in AOCI. Proceeds from sales of AFS securities totaled $8.4 billion and $28.1 billion, respectively, for the three and six months ended June 30, 2009, and $3.6 billion and $8.7 billion, respectively, for the three and six months ended June 30, 2008.
Other-Than-Temporary Impairment Losses
The following table presents the Company’s credit other-than-temporary impairments (“credit impairments”) on debt securities held as of June 30, 2009.

Credit OTTI
Balance as of March 31, 2009	$(1,320)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(212)
Securities previously impaired	(49)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	3
Securities due to an increase in expected cash flows	—

Balance as of June 30, 2009	$(1,578)

[1]
Total additions of $261 are included in the net other-than-temporary impairment losses recognized in earnings of $314 in the Condensed Consolidated Statements of Operations. Also included in the $314 are impairments of $8 representing securities the Company intends to sell and $45 representing equity securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
AFS securities
ABS	$440	$328	$(112)	$2,372	$1,649	$(723)	$2,812	$1,977	$(835)
CDOs	2,022	1,506	(516)	2,516	1,045	(1,471)	4,538	2,551	(1,987)
CMBS	3,394	2,430	(964)	8,014	4,856	(3,158)	11,408	7,286	(4,122)
Corporate	7,859	6,621	(1,238)	11,712	9,624	(2,088)	19,571	16,245	(3,326)
Government/government agencies
Foreign	150	136	(14)	117	107	(10)	267	243	(24)
United States	3,034	2,780	(254)	—	—	—	3,034	2,780	(254)
RMBS	841	707	(134)	2,410	1,220	(1,190)	3,251	1,927	(1,324)
States, municipalities and political subdivisions	1,797	1,708	(89)	5,020	4,513	(507)	6,817	6,221	(596)

Fixed maturities	19,537	16,216	(3,321)	32,161	23,014	(9,147)	51,698	39,230	(12,468)
Equity securities	892	577	(315)	364	236	(128)	1,256	813	(443)

Total securities in an unrealized loss	$20,429	$16,793	$(3,636)	$32,525	$23,250	$(9,275)	$52,954	$40,043	$(12,911)

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
AFS securities
ABS	$1,190	$958	$(232)	$2,092	$1,353	$(739)	$3,282	$2,311	$(971)
CDOs	688	440	(248)	3,941	2,144	(1,797)	4,629	2,584	(2,045)
CMBS	5,704	4,250	(1,454)	6,647	3,398	(3,249)	12,351	7,648	(4,703)
Corporate	16,604	14,145	(2,459)	7,028	4,986	(2,042)	23,632	19,131	(4,501)
Government/government agencies
Foreign	1,263	1,211	(52)	43	30	(13)	1,306	1,241	(65)
United States	4,120	4,083	(37)	66	64	(2)	4,186	4,147	(39)
RMBS	731	546	(185)	2,607	1,759	(848)	3,338	2,305	(1,033)
States, municipalities and political subdivisions	5,153	4,640	(513)	2,578	2,138	(440)	7,731	6,778	(953)

Fixed maturities	35,453	30,273	(5,180)	25,002	15,872	(9,130)	60,455	46,145	(14,310)
Equity securities	1,017	796	(221)	277	199	(78)	1,294	995	(299)

Total securities in an unrealized loss	$36,470	$31,069	$(5,401)	$25,279	$16,071	$(9,208)	$61,749	$47,140	$(14,609)

As of June 30, 2009, AFS securities in an unrealized loss position, comprised of approximately 5,446 securities, primarily related to CMBS, corporate securities, most significantly within the financial services sector, CDOs and RMBS which have experienced significant price deterioration. The Company does not intend to sell nor does it expect to be required to sell the securities outlined above. In addition, the Company asserts its intent and ability to retain the above equity securities until price recovery. Furthermore, based upon the Company’s cash flow modeling and the expected continuation of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of June 30, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans
The following table presents the Company’s mortgage loans on real estate by type on a consolidated basis.

	June 30, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$629	$—	$629	$646	$11	$635
Commercial	5,832	163	5,669	5,849	15	5,834
Residential [2]	224	—	224	—	—	—

Total	$6,685	$163	$6,522	$6,495	$26	$6,469

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
Relates to residential mortgage loans acquired through the purchase of Federal Trust Corporation. For further information on the acquisition, see Note 16 of the Notes to the Condensed Consolidated Financial Statements.

The Company has a monitoring process that is overseen by a committee of investment and accounting professionals that identifies mortgage loans for impairment. For those mortgage loans that, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement, an impairment is recognized and a valuation allowance is established with an offsetting charge to net realized capital losses.
The following table presents the activity within the Company’s valuation allowance for mortgage loans for the six months ended June 30, 2009.

Valuation Allowance
Balance at December 31, 2008	$26
Additions	153
Deductions	(16)

Balance at June 30, 2009	$163

The following tables present the Company’s commercial mortgage loans, including agricultural loans, by region and property type on a consolidated basis.
Commercial Mortgage Loans on Real Estate by Region

	June 30, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$158	2.5%	$162	2.5%
East South Central	—	—	—	—
Middle Atlantic	764	12.1%	717	11.1%
Mountain	187	3.0%	223	3.4%
New England	469	7.4%	487	7.5%
Pacific	1,516	24.1%	1,495	23.1%
South Atlantic	1,162	18.4%	1,102	17.0%
West North Central	63	1.0%	64	1.0%
West South Central	332	5.3%	333	5.2%
Other [1]	1,647	26.2%	1,886	29.2%

Total	$6,298	100.0%	$6,469	100.0%

[1]	Includes multi-regional properties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Commercial Mortgage Loans on Real Estate by Property Type

	June 30, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Agricultural	$629	10.0%	$635	9.8%
Industrial	1,109	17.6%	1,118	17.3%
Lodging	480	7.6%	483	7.5%
Multifamily	996	15.8%	1,131	17.5%
Office	1,872	29.7%	1,885	29.1%
Retail	824	13.1%	884	13.7%
Other	388	6.2%	333	5.1%

Total	$6,298	100.0%	$6,469	100.0%

Variable Interest Entities
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

	June 30, 2009			December 31, 2008
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss
CLOs	$251	$37	$230	$339	$69	$257
Limited partnerships	35	2	33	151	43	108
Other investments	163	19	147	249	59	221

Total	$449	$58	$410	$739	$171	$586

[1]
Creditors have no recourse against the Company in the event of default by the VIE. Includes noncontrolling interest in limited partnerships and other investments of $12 and $82 as of June 30, 2009 and December 31, 2008, respectively, that is reported as a separate component of equity in the Company’s Condensed Consolidated Balance Sheet pursuant to SFAS 160.

[2]
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets at cost net of liabilities. The Company has no implied or unfunded commitments to these VIEs.

During the six months ended June 30, 2009, the Company liquidated or partially liquidated two investments for which the Company had been the primary beneficiary. As a result of the liquidations, the Company is no longer deemed to be the primary beneficiary and accordingly, these VIEs were deconsolidated.
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has a significant involvement with but has concluded that it is not the primary beneficiary and therefore are not consolidated. Each of these investments has been held by the Company for over two years.

	June 30, 2009			December 31, 2008
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CLOs [1]	$279	$—	$311	$308	$—	$349
CDOs [1]	2	—	31	3	—	15
Other [2]	38	38	5	42	40	5

Total [3]	$319	$38	$347	$353	$40	$369

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Derivative instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments, including swaps, caps, floors, forwards, futures and options, through one of four Company-approved objectives: to manage risk associated with interest rate, equity market, credit spread and issuer default, price, or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value. Pursuant to FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” and FIN No. 39-1 “Amendment of FASB Interpretation No. 39”, the Company offsets the fair value amounts, income accruals, and cash collateral held, related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement. The following table summarizes the fair value of derivative instruments, excluding income accruals and cash collateral held, as they are presented in the Condensed Consolidated Balance Sheets:

	Net Derivatives		Asset Derivatives		Liability Derivatives
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008
Fixed maturities, available-for-sale	$(9)	$(3)	$—	$—	$(9)	$(3)
Other investments	946	1,576	1,248	2,172	(302)	(596)
Reinsurance recoverables	632	1,302	632	1,302	—	—
Other policyholder funds and benefits payable	(3,350)	(6,628)	2	—	(3,352)	(6,628)
Consumer notes	(4)	(5)	—	—	(4)	(5)
Other liabilities [1]	(188)	1,862	1,490	3,460	(1,678)	(1,598)

Total	$(1,973)	$(1,896)	$3,372	$6,934	$(5,345)	$(8,830)

[1]
Included in Other liabilities in the Condensed Consolidated Balance Sheet is a liability value of $(660) and $(2,531) related to derivative collateral as of June 30, 2009 and December 31, 2008, respectively.

The Company will designate each derivative instrument in accordance with SFAS 133 as either a cash flow hedging instrument (“cash flow hedge”), a fair value hedging instrument (“fair value hedge”), or not qualified as a hedging instrument (“non-qualifying strategies”). See the related sections that follow for descriptions of the accounting treatment for each type of designation.
The purpose of the table presented below is to summarize the balance sheet classification of the Company’s derivative fair value amounts, categorized by the accounting designation, type of derivative instrument, and risk that they are hedging as is noted in the strategy descriptions. This table presents on a strategy level basis the balance sheet location of net fair value amounts of derivative instruments, as well as the gross asset and liability amounts. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the tables below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. Below the table, the primary changes of notional amount and fair value are discussed in detail. The most significant change in notional amount since December 31, 2008, is related to derivatives associated with the macro hedge program, which reflects the Company’s increased focus on the protection of statutory surplus. The most significant contributors to the decrease in fair value are interest rate derivatives due to an increase in interest rates, Japan fixed annuity and 3Win hedging instruments due to strengthening of the U.S. dollar against the Japanese Yen, and credit derivatives that economically hedge fixed maturity securities due to credit spreads tightening. These declines were partially offset by an increase in fair value of GMWB derivatives primarily due to market-based valuation changes as well as policyholder behavior and liability model assumption updates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008
Cash flow hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

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

Balance sheet location — Other investments	$2,658	$4,760	$141	$429	$157	$429	$(16)	$—
Balance sheet location — Other liabilities	7,442	4,270	(7)	211	148	214	(155)	(3)

Total interest rate swaps	10,100	9,030	134	640	305	643	(171)	(3)

Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows related to certain investment receipts and liabilities payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.

Balance sheet location — Other investments	373	570	6	50	39	99	(33)	(49)
Balance sheet location — Other liabilities	494	640	(39)	(57)	21	55	(60)	(112)

Total foreign currency swaps	867	1,210	(33)	(7)	60	154	(93)	(161)

Total cash flow hedges	10,967	10,240	101	633	365	797	(264)	(164)

Fair value hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in the benchmark interest rate, LIBOR.
Balance sheet location — Other investments	117	1,043	(5)	(45)	1	16	(6)	(61)
Balance sheet location — Other liabilities	1,669	1,095	(42)	(41)	13	25	(55)	(66)

Total interest rate swaps	1,786	2,138	(47)	(86)	14	41	(61)	(127)
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates.
Balance sheet location — Other investments	164	164	32	36	32	36	—	—
Balance sheet location — Other liabilities	532	532	(42)	(93)	10	11	(52)	(104)

Total foreign currency swaps	696	696	(10)	(57)	42	47	(52)	(104)

Total fair value hedges	2,482	2,834	(57)	(143)	56	88	(113)	(231)

Total cash flow hedges and fair value hedges	$13,449	$13,074	$44	$490	$421	$885	$(377)	$(395)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration risk between assets and liabilities in certain portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2009 and December 31, 2008, the notional amount of interest rate swaps in offsetting relationships was $7.0 billion and $6.8 billion, respectively.

Balance sheet location — Other investments	$2,315	$3,139	$21	$112	$116	$329	$(95)	$(217)
Balance sheet location — Other liabilities	5,970	5,017	(108)	(209)	233	602	(341)	(811)

Total interest rate swaps, caps, floors, and forwards	8,285	8,156	(87)	(97)	349	931	(436)	(1,028)
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to hedge the foreign currency exposures in certain of its foreign denominated fixed maturity investments.
Balance sheet location — Fixed maturities, available-for-sale	185	185	—	—	—	—	—	—
Balance sheet location — Other investments	510	256	—	11	4	13	(4)	(2)
Balance sheet location — Other liabilities	986	672	(6)	10	5	19	(11)	(9)

Total foreign currency swaps and forwards	1,681	1,113	(6)	21	9	32	(15)	(11)
Credit derivatives that purchase credit protection
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. These contracts require the Company to pay a periodic fee in exchange for compensation from the counterparty should a credit event occur, as defined in the contract, on the part of the referenced security issuers.

Balance sheet location — Other investments	1,469	2,528	21	248	44	267	(23)	(19)
Balance sheet location — Other liabilities	2,801	1,140	(12)	92	71	94	(83)	(2)

Total credit derivatives that purchase credit protection	4,270	3,668	9	340	115	361	(106)	(21)
Credit derivatives that assume credit risk [1]
Credit default swaps are used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur, as defined in the contract, on the part of the referenced security issuers. The Company is also exposed to credit risk due to embedded derivatives associated with credit linked notes.

Balance sheet location — Fixed maturities, available-for-sale	87	117	(9)	(3)	—	—	(9)	(3)
Balance sheet location — Other investments	230	625	(45)	(155)	—	—	(45)	(155)
Balance sheet location — Other liabilities	845	457	(271)	(245)	—	—	(271)	(245)

Total credit derivatives that assume credit risk	1,162	1,199	(325)	(403)	—	—	(325)	(403)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008
Credit derivatives in offsetting positions
The Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Balance sheet location — Other investments	$1,859	$1,663	$41	$47	$109	$111	$(68)	$(64)
Balance sheet location — Other liabilities	1,899	963	(65)	(58)	145	14	(210)	(72)

Total credit derivatives in offsetting positions	3,758	2,626	(24)	(11)	254	125	(278)	(136)
Contingent Capital Facility Put Option
The Company entered into a put option agreement that provides the Company the right to require a third party trust to purchase, at any time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount of $500. Under the put option agreement, The Hartford will pay premiums on a periodic basis and will reimburse the trust for certain fees and ordinary expenses.

Balance sheet location — Other investments	500	500	38	42	38	42	—	—

Total contingent capital facility	500	500	38	42	38	42	—	—
Japanese fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and Yen interest rate exposures associated with the Yen denominated individual fixed annuity product.

Balance sheet location — Other investments	718	922	91	165	91	165	—	—
Balance sheet location — Other liabilities	1,547	1,412	138	218	140	218	(2)	—

Total Japanese fixed annuity hedging instruments	2,265	2,334	229	383	231	383	(2)	—
Guaranteed Minimum Accumulation Benefit (“GMAB”) product derivatives [1]
The GMAB rider associated with certain of the Company’s Japanese variable annuity products is accounted for as a bifurcated embedded derivative. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the embedded derivative is the Yen denominated GRB balance converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.

Balance sheet location — Other policyholder funds and benefits payable	222	206	2	—	2	—	—	—

Total GMAB product derivatives	222	206	2	—	2	—	—	—
Japan 3Win hedging derivatives
During the first quarter of 2009, the Company traded foreign currency swaps to hedge the foreign currency risk exposure related to Japan 3Win product GMIB fixed liability payments. The Japan 3Win product offered both GMAB and GMIB riders attached to certain variable annuity contracts. If the policyholder account value drops below 80% of the initial deposit, either a GMIB must be exercised or the policyholder can elect a lump sum payment. During the fourth quarter of 2008, nearly all contract holder account values had dropped below 80% of the initial deposit, at which point the majority of policyholders had elected to exercise the GMIB.

Balance sheet location — Other investments	526	—	(5)	—	4	—	(9)	—
Balance sheet location — Other liabilities	2,214	—	(107)	—	—	—	(107)	—

Total Japanese fixed annuity hedging instruments	2,740	—	(112)	—	4	—	(116)	—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008
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

Balance sheet location — Other policyholder funds and benefits payable	$48,466	$48,767	$(3,346)	$(6,620)	$—	$—	$(3,346)	$(6,620)

Total GMWB product derivatives	48,466	48,767	(3,346)	(6,620)	—	—	(3,346)	(6,620)
GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.

Balance sheet location — Reinsurance recoverables	10,843	11,437	632	1,302	632	1,302	—	—

Total GMWB reinsurance contracts	10,843	11,437	632	1,302	632	1,302	—	—
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

Balance sheet location — Other investments	6,157	2,265	514	599	514	627	—	(28)
Balance sheet location — Other liabilities	9,920	16,355	341	2,065	565	2,070	(224)	(5)

Total GMWB hedging instruments	16,077	18,620	855	2,664	1,079	2,697	(224)	(33)
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

Balance sheet location — Fixed maturities, available-for-sale	—	2	—	—	—	—	—	—
Balance sheet location — Other investments	21	25	1	1	1	2	—	(1)
Balance sheet location — Other liabilities	82	101	(11)	(4)	—	1	(11)	(5)
Balance sheet location — Consumer notes	64	70	(4)	(5)	—	—	(4)	(5)
Balance sheet location — Other policyholder funds and benefits payable	58	58	(6)	(8)	—	—	(6)	(8)

Total equity index swaps, options, and futures	225	256	(20)	(16)	1	3	(21)	(19)
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts that convert Euros to Yen in order to economically hedge the foreign currency risk associated with certain assumed Japanese variable annuity products.

Balance sheet location — Other investments	71	207	4	36	6	36	(2)	—
Balance sheet location — Other liabilities	173	52	(7)	(1)	3	—	(10)	(1)

Total Japanese variable annuity hedging instruments	244	259	(3)	35	9	36	(12)	(1)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
Accounting Designation/Type/Hedging Strategy	2009	2008	2009	2008	2009	2008	2009	2008
Macro hedge program
The Company utilizes equity and currency option and equity futures contracts to partially hedge the statutory reserve impact of equity risk and foreign currency risk arising primarily from guaranteed minimum death benefit (“GMDB”) and GMWB obligations against a decline in the equity markets or changes in foreign currency exchange rates. The notional amount as of June 30, 2009, includes approximately $1.1 billion of short put option contracts, therefore resulting in a net notional amount of approximately $8.3 billion.

Balance sheet location — Other investments	$2,008	$—	$91	$—	$92	$—	$(1)	$—
Balance sheet location — Other liabilities	7,349	2,188	50	137	136	137	(86)	—

Total macro hedge program	9,357	2,188	141	137	228	137	(87)	—
Warrants [1]
During the fourth quarter of 2008, the Company issued warrants to purchase the Company’s Series C Non-Voting Contingent Convertible Preferred Stock, which were required under EITF 00-19 to be accounted for as a derivative liability at December 31, 2008. See Note 21 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report for a discussion of Allianz SE’s investment in The Hartford. As of March 31, 2009, the warrants were no longer required to be accounted for as derivatives and were reclassified to equity.

Balance sheet location — Other liabilities	—	869	—	(163)	—	—	—	(163)

Total warrants	—	869	—	(163)	—	—	—	(163)

Total non-qualifying strategies	$110,095	$102,198	$(2,017)	$(2,386)	$2,951	$6,049	$(4,968)	$(8,435)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$123,544	$115,272	$(1,973)	$(1,896)	$3,372	$6,934	$(5,345)	$(8,830)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.
Change in Notional Amount
The notional amount of derivatives increased approximately $8.3 billion since December 31, 2008, primarily due to the macro hedge program and, to a lesser extent, derivatives hedging the Japan 3Win product, partially offset by a decrease in notional of GMWB related derivatives.
•
The Company increased the notional amount of derivatives associated with the macro hedge program by approximately $7.2 billion, while GMWB related derivatives decreased approximately $3.4 billion, as a result of the Company rebalancing its risk management strategy to place a greater relative emphasis on the protection of statutory surplus. Approximately $1.1 billion of the $7.2 billion increase in notional amount represents short put option contracts therefore resulting in a net increase in notional of approximately $6.1 billion.

•	The Company added approximately $2.7 billion in notional related to foreign currency swaps used to hedge the GMIB fixed payments associated with the Japan 3Win product.
Change in Fair Value
The decrease of $77 in the total fair value of derivative instruments since December 31, 2008, was primarily related to a decline in fair value of interest rate derivatives, credit derivatives, and Japan fixed annuity and 3Win hedging instruments, partially offset by an increase in fair value of GMWB related derivatives.
•	The fair value of interest rate derivatives used in cash flow hedge relationships declined due to rising interest rates.
•
The fair value related to credit derivatives that economically hedge fixed maturity securities decreased as a result of credit spreads tightening. This decline was partially offset by an increase in the fair value related to credit derivatives that assume credit risk as a part of replication transactions.

•	The fair value of the Japanese fixed annuity and Japan 3Win hedging instruments decreased primarily due to the U.S. dollar strengthening against the Japanese Yen.
•
The fair value related to GMWB derivatives increased primarily due to market-based valuation changes, including a decrease in equity volatility levels and an increase in interest rates, as well as policyholder behavior and liability model assumption updates. For more information on the policyholder behavior and liability model assumption updates, refer to Note 4.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash-flow hedges:
Derivatives in Cash Flow Hedging Relationships

					Net Realized Capital Gains (Losses) Recognized in
	Gains (Losses) Recognized in OCI				Net Income on Derivative
	on Derivative (Effective Portion)				(Ineffective Portion)
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate swaps	$(381)	$(163)	$(466)	$(21)	$(2)	$2	$(3)	$4
Foreign currency swaps	(154)	20	(139)	(44)	25	—	39	(1)

Total	$(535)	$(143)	$(605)	$(65)	$23	$2	$36	$3

Derivatives in Cash Flow Hedging Relationships

		Gain (Loss) Reclassified from AOCI into Income
		(Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2009	2008	2009	2008
Interest rate swaps	Net realized capital gains (losses)	$1	$1	$10	$1
Interest rate swaps	Net investment income (loss)	11	(5)	20	(13)
Foreign currency swaps	Net realized capital gains (losses)	(53)	(23)	(71)	(65)
Foreign currency swaps	Net investment income (loss)	1	—	2	—

Total		$(40)	$(27)	$(39)	$(77)

As of June 30, 2009, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $43. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is four years.
For the three and six months ended June 30, 2009, the Company had $1, before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and six months ended June 30, 2008, the Company had $(4), before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of all fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$49	$(45)	$84	$(85)	$66	$(62)	$1	$(3)
Benefits, losses and loss adjustment expenses	(26)	27	(29)	29	(42)	44	(1)	3
Foreign currency swaps
Net realized capital gains (losses)	63	(63)	(7)	7	47	(47)	24	(24)
Benefits, losses and loss adjustment expenses	(5)	5	(21)	21	—	—	(20)	20

Total	$81	$(76)	$27	$(28)	$71	$(65)	$4	$(4)

[1]
The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:
Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest rate swaps, caps, floors, and forwards	$5	$(19)	$20	$22
Foreign currency swaps, forwards, and swaptions	(32)	(12)	(22)	(18)
Credit derivatives that purchase credit protection	(279)	(48)	(390)	89
Credit derivatives that assume credit risk	157	(27)	77	(372)
Contingent capital facility put option	(1)	(4)	(5)	(3)
Japanese fixed annuity hedging instruments [1]	50	(141)	(118)	41
GMAB product derivatives	6	5	4	(23)
Japan 3Win hedging derivatives [2]	119	—	(110)	—
GMWB product derivatives	2,622	317	3,345	(906)
GMWB reinsurance contracts	(433)	(46)	(685)	112
GMWB hedging instruments	(1,518)	(284)	(1,400)	45
Equity index swaps, options, and futures	(2)	(3)	(5)	—
Japanese variable annuity hedging instruments	(8)	(13)	(19)	(10)
Macro hedge program	(568)	(4)	(364)	5
Warrants	—	—	70	—

Total	$118	$(279)	$398	$(1,018)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(54) and $121 for the three months ended June 30, 2009 and 2008, respectively, and $151 and $(82) for the six months ended June 30, 2009 and 2008, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(44) for the three months ended June 30, 2009 and $140 for the six months ended June 30, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the three and six months ended June 30, 2009, the net realized capital gain of $118 and $398, respectively, related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The net gain associated with GMWB related derivatives was primarily due to market-based valuation changes, including a decrease in equity volatility levels and an increase in interest rates, as well as policyholder behavior and liability model assumption updates. For more information on the policyholder behavior and liability model assumption updates, refer to Note 4.

•
The net gain on the Japanese fixed annuity and Japan 3Win hedging instruments for the three months ended June 30, 2009, was primarily due to weakening of the U.S. dollar against the Japanese Yen and an increase in U.S. interest rates. The net loss for the six months ended June 30, 2009, was primarily due to the Japanese Yen weakening against the U.S. dollar.

•	The net loss on the macro hedge program was primarily the result of an increase in the equity markets and the impact of trading activity.
•
The net loss on credit derivatives that purchase credit protection to economically hedge fixed maturity securities and the net gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spreads tightening.

For the three and six months ended June 30, 2008, the net realized capital loss related to derivatives used in non-qualifying strategies of $(279) and $(1,018), respectively, was primarily due to the following:
•	The net losses on GMWB related derivatives for the six months ended June 30, 2008, were primarily due to the transition to SFAS 157 and liability model assumption updates for mortality.
•
The net losses on credit derivatives were comprised of losses in the first quarter on credit derivatives that assume credit risk as a part of replication transactions due to credit spreads widening and losses in the second quarter on credit derivatives that purchase credit protection to economically hedge fixed maturity securities due to credit spreads tightening significantly on certain referenced corporate entities.

•
The net losses for three months ended June 30, 2008, on the Japanese fixed annuity hedging instruments were primarily due to a weakening of the Japanese yen in comparison to the U.S. dollar as well as an increase in Japanese interest rates.

Refer to Note 9 for additional disclosures regarding contingent credit related features in derivative agreements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk from a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches that possess different credit ratings.
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2009 and December 31, 2008.
As of June 30, 2009

				Underlying Referenced
				Credit Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by	Notional	Fair	Years to		Credit	Notional	Offsetting
derivative risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$360	$3	5 years	Corporate Credit/ Foreign Gov.	AAA-	$335	$(21)
Below investment grade risk exposure	105	(11)	4 years	Corporate Credit	B	30	(4)
Basket credit default swaps [4]
Investment grade risk exposure	1,764	(170)	5 years	Corporate Credit	BBB+	989	12
Investment grade risk exposure	525	(225)	8 years	CMBS Credit	AA	525	225
Below investment grade risk exposure	200	(150)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	87	78	2 years	Corporate Credit	BBB+	—	—

Total	$3,041	$(475)				$1,879	$212

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
As of December 31, 2008

				Underlying Referenced
				Credit Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by	Notional	Fair	Years to		Credit	Notional	Offsetting
derivative risk exposure	Amount[2]	Value	Maturity	Type	Rating	Amount[3]	Fair Value[3]
Single name credit default swaps
Investment grade risk exposure	$60	$(1)	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	82	(19)	4 years	Corporate Credit	B-	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,778	(235)	5 years	Corporate Credit	A-	1,003	21
Investment grade risk exposure	275	(92)	8 years	CMBS Credit	AAA	275	92
Below investment grade risk exposure	200	(166)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	117	106	2 years	Corporate Credit	BBB+	—	—

Total	$2,512	$(407)				$1,313	$104

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

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $2.2 billion and $1.9 billion as of June 30, 2009 and December 31, 2008, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $325 as of June 30, 2009 and December 31, 2008, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits by Life and Property & Casualty were as follows:
Life
Unlock Results
During the second quarter of 2009, the Company revised its estimation of future gross profits using a “Reversion to Mean” (“RTM”) estimation technique to estimate future separate account returns. RTM is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model will be adjusted to reflect actual account values at the end of each quarter and through a consideration of recent returns, we will adjust future projected returns over a five year period so that the account value returns to the long-term expected rate of return, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a DAC unlock, described below, each quarter. However, benefits and assessments used in the determination of SOP 03-1 reserves will be derived from a set of stochastic scenarios that have been calibrated to our reversion to mean separate account returns. The policy related in-force or account values at June 30, 2009 were used to project future gross profits using this new separate account return estimate. The after-tax impact on the Company’s assets and liabilities as a result of the Unlock, which applied the RTM estimation technique, for the three months ended June 30, 2009 was:

			Death and
		Unearned	Income	Sales
Segment		Revenue	Benefit	Inducement
After-tax (Charge) Benefit	DAC	Reserves	Reserves [1]	Assets	Total
Retail	$163	$(21)	$98	$13	$253
Retirement Plans	1	—	—	—	1
Individual Life	3	(1)	—	—	2
International [2]	(11)	6	117	(8)	104

Total	$156	$(16)	$215	$5	$360

[1]
As a result of the Unlock, death benefit reserves, in Retail, decreased $307, pre-tax, offset by a decrease of $157, pre-tax, in reinsurance recoverables. In International, death benefit reserves decreased $184 pre-tax, offset by an increase of $4, pre-tax, in reinsurance recoverables.

[2]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
In addition, during the first quarter of 2009, the Company failed its quarterly tests resulting in an Unlock of future estimated gross profits. The policy related in-force or account values at March 31, 2009 were used to project future gross profits. The after-tax impact on the Company’s assets and liabilities as a result of the first quarter Unlock, based on our quantitative and qualitative tests and the second quarter Unlock using the RTM estimation technique, for the six months ended June 30, 2009 was:

			Death and
		Unearned	Income	Sales
Segment		Revenue	Benefit	Inducement
After-tax (Charge) Benefit	DAC	Reserves	Reserves [1]	Assets	Total [2]
Retail	$(503)	$31	$(230)	$(30)	$(732)
Retirement Plans	(53)	—	(2)	(1)	(56)
Individual Life	(64)	40	—	—	(24)
International	(99)	6	(216)	(9)	(318)
Corporate	(4)	—	—	—	(4)

Total	$(723)	$77	$(448)	$(40)	$(1,134)

[1]
As a result of the Unlock, death benefit reserves, in Retail, increased $741, pre-tax, offset by an increase of $386, pre-tax, in reinsurance recoverables. In International, death benefit reserves increased $352, pre-tax, offset by a decrease of $20, pre-tax, in reinsurance recoverables.

[2]
The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.

Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2009	2008
Balance, January 1	$11,988	$10,514
Deferred costs	418	841
Amortization — Deferred policy acquisition costs and present value of future profits [1]	(824)	(230)
Amortization — Unlock, pre-tax	(1,068)	—
Adjustments to unrealized gains and losses on securities, available-for-sale and other [2]	192	490
Effect of currency translation adjustment	(99)	91
Effect of FSP FAS 115-2 [2]	(78)	—

Balance, June 30	$10,529	$11,706

[1]
The increase in amortization from the prior year period is due to lower actual gross profits in 2008 resulting from increased realized capital losses primarily from the adoption of SFAS 157 at the beginning of the first quarter of 2008.

[2]
The effect of adopting FSP FAS 115-2 resulted in an increase to retained earnings and as a result a DAC charge of $78. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of FSP FAS 115-2.

Property & Casualty

	2009	2008
Balance, January 1	$1,260	$1,228
Deferred costs	1,032	1,062
Amortization — Deferred policy acquisition costs	(1,041)	(1,044)

Balance, June 30	$1,251	$1,246

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the condensed consolidated statements of operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and six months ended June 30, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer various guaranteed minimum death, withdrawal, income, accumulation, and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. Guaranteed minimum death and income benefits are offered in various forms as described in further detail throughout this Note 7. The Company reinsures a portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross U.S. GMDB, Japan GMDB/guaranteed minimum income benefits (“GMIB”), and UL secondary guarantee benefits sold with annuity and/or UL products accounted for and collectively known as “SOP 03-1 reserve liabilities” are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2009	$870	$229	$40
Incurred	185	60	14
Paid	(293)	(66)	—
Unlock	742	350	—
Currency translation adjustment	—	(6)	—

Liability balance as of June 30, 2009	$1,504	$567	$54

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $927 as of June 30, 2009. The reinsurance recoverable asset related to the Japan GMDB was $41 as of June 30, 2009. The reinsurance recoverable asset related to the UL secondary guarantees was $19 as of June 30, 2009.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2009:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

				Weighted
			Retained Net	Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [9]	at Risk [9]	Annuitant
MAV only	$25,259	$12,600	$4,164	66
With 5% rollup [2]	1,835	1,016	413	65
With Earnings Protection Benefit Rider (“EPB”) [3]	5,280	2,091	217	63
With 5% rollup & EPB	729	346	68	65

Total MAV	33,103	16,053	4,862

Asset Protection Benefit (“APB”) [4]	25,761	8,334	5,432	64
Lifetime Income Benefit (“LIB”) [5]	1,164	407	407	62
Reset [6] (5-7 years)	3,402	943	942	70
Return of Premium [7]/Other	18,434	3,124	2,915	63

Subtotal U.S. Guaranteed Minimum Death Benefits [10]	81,864	$28,861	$14,558	65

Less: General Account Value Subject to U.S. Guaranteed Minimum Death Benefits	6,961

Subtotal Separate Account Liabilities Subject to U.S. Guaranteed Minimum Death Benefits	74,903

Separate Account Liabilities Not Subject to U.S. Guaranteed Minimum Death Benefits	59,043

Total Separate Account Liabilities	$133,946

Japan Guaranteed Minimum Death and Income Benefit [8]	$29,272	$6,904	$5,765	67

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

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

[8]
Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $28.1 billion and $30.6 billion as of June 30, 2009 and December 31, 2008, respectively.

[9]
Net amount at risk is defined as the guaranteed benefit in excess of the current account value. Retained net amount at risk is net amount at risk reduced by that amount which has been reinsured to third parties. Net amount at risk and retained net amount at risk are highly sensitive to equity markets movements for example, as equity market declines, net amount at risk and retained net amount at risk will generally increase.

[10]	Account value includes the contractholder’s investment in the separate account and the general account.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of June 30, 2009	As of December 31, 2008
Equity securities (including mutual funds)	$65,476	$63,114
Cash and cash equivalents	9,427	10,174

Total	$74,903	$73,288

As of June 30, 2009, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.
See Note 4 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Consistent with the Company’s Unlocks in the six months ended June 30, 2009, the Company unlocked the amortization of the sales inducement asset. See Note 6 for more information concerning the Unlocks.
Changes in deferred sales inducement activity were as follows for the six months ended June 30:

	2009	2008
Balance, January 1	$553	$467
Sales inducements deferred	34	83
Amortization	(80)	(6)
Amortization — Unlock	(57)	—

Balance, end of period, June 30	$450	$544

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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions, and the plaintiffs appealed. In November 2008, the United States Court of Appeals for the Second Circuit vacated the decision and remanded the case to the district court. In May 2009, the parties reached an agreement in principle to settle the consolidated securities actions for an immaterial amount. The settlement is subject to certain contingencies, including the execution of a stipulation of settlement and the preliminary and final approval of the court. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005. In July 2009, the parties reached an agreement in principle to settle the consolidated derivative actions for an immaterial amount, subject to the execution of a written settlement agreement and approval of the court.
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
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, and sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. Management believes it is probable that the Company’s coverage position ultimately will be sustained.

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
Shareholder Demand — Like the boards of directors of many other companies, The Hartford’s board of directors (the “Board”) has received a demand from SEIU Pension Plans Master Trust, which purports to be a current holder of the Company’s common stock. The demand requests the Board to bring suit to recover alleged excessive compensation paid to senior executives of the Company from 2005 through the present and to change the Company’s executive compensation structure. The Board is conducting an investigation of the allegations in the demand.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2009, is $695. Of this $695, the insurance operating entities have posted collateral of $594 in the normal course of business. Based on derivative market values as of June 30, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $45 to be posted as collateral. Based on derivative market values as of June 30, 2009, a downgrade by either Moody’s or S&P of two levels below the insurance operating entities’ current financial strength ratings could require approximately an additional $80 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended June 30, 2009 and 2008 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$26	$30	$2	$1
Interest cost	61	58	6	7
Expected return on plan assets	(68)	(69)	(2)	(3)
Amortization of prior service credit	(3)	(3)	(1)	(1)
Amortization of actuarial loss	19	16	—	1

Net periodic benefit cost	$35	$32	$5	$5

Total net periodic benefit cost for the six months ended June 30, 2009 and 2008 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$52	$60	$3	$3
Interest cost	121	114	12	12
Expected return on plan assets	(137)	(138)	(5)	(6)
Amortization of prior service credit	(5)	(5)	(1)	(1)
Amortization of actuarial loss	37	29	—	—

Net periodic benefit cost	$68	$60	$9	$8

11. Stock Compensation Plans
The Company has two primary stock-based compensation plans, The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2008 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues shares from treasury in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $8 and $21 for the three months ended June 30, 2009 and 2008, respectively. The compensation expense recognized for the stock-based compensation plans was $21 and $39 for the six months ended June 30, 2009 and 2008, respectively. The income tax benefit recognized for stock-based compensation plans was $3 and $6 for the three months ended June 30, 2009 and 2008, respectively. The income tax benefit recognized for stock-based compensation plans was $7 and $12 for the six months ended June 30, 2009 and 2008, respectively. The Company did not capitalize any cost of stock-based compensation. As of June 30, 2009, the total compensation cost related to non-vested awards not yet recognized was $92, which is expected to be recognized over a weighted average period of 2.2 years.
12. Debt
Commercial Paper
The Federal Reserve Board authorized the Commercial Paper Funding Facility (“CPFF”) on October 7, 2008 under Section 13(3) of the Federal Reserve Act to provide a liquidity backstop to U.S. issuers of commercial paper. As a result of ratings downgrades in the first quarter of 2009, the Company was required to pay the commercial paper issued under the CPFF program from existing sources of liquidity. As of April 30, 2009, the Company has repaid commercial paper of $375, representing the full amount issued under the CPFF, at their maturity dates. As of June 30, 2009, the Company has no outstanding commercial paper.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Equity
Stockholders’ Equity
Conversion of outstanding preferred to common stock
On January 9, 2009, Allianz SE converted its 6,048,387 shares of Series D Preferred Stock into 24,193,548 shares of common stock.
Conversion of preferred stock underlying Allianz warrants to common stock
On March 26, 2009, the Company’s shareholders approved the conversion of the Series C Preferred Stock underlying certain warrants issued to Allianz in October 2008 into 34,308,872 shares of The Hartford’s common stock. As a result of this shareholder approval, the Company is not obligated to pay Allianz any cash payment related to these warrants and therefore these warrants no longer provide for any form of net cash settlement outside the Company’s control. As such, the warrants to purchase the Series C Preferred Stock were reclassified from other liabilities to equity at their fair value. As of March 26, 2009, the fair value of these warrants was $93. For the six months ended June 30, 2009, the Company recognized a gain of $70, representing the change in fair value of the warrants through March 26, 2009.
Increase in authorized shares
On May 27, 2009, at the Company’s annual meeting of shareholders, shareholders approved an increase in the aggregate authorized number of shares of common stock from 750 million to 1.5 billion.
Discretionary equity issuance program
On June 12, 2009, the Company announced that it commenced a discretionary equity issuance program, and in accordance with that program entered into an equity distribution agreement pursuant to which it is offering up to 60 million shares of its common stock from time to time for aggregate sales proceeds of up to $750. Through July 29, 2009, The Hartford has issued 1.3 million shares of common stock with net proceeds of $16 under this program.
The Company’s participation in the Capital Purchase Program
On June 26, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Private Placement Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 3,400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share (the “Series E Preferred Stock”), and a ten-year warrant to purchase up to 52,093,973 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $9.79 per share, for an aggregate purchase price of $3.4 billion.
Cumulative dividends on the Series E Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series E Preferred Stock has no maturity date and ranks senior to the Company’s common stock. The Series E Preferred Stock is non-voting.
The Company may redeem the Series E Preferred Stock with the consent of the Office of Thrift Supervisor, after consultation with the U.S. Treasury.
Upon issuance, the fair values of the Series E Preferred Stock and the associated warrants were computed as if the instruments were issued on a stand alone basis. The fair value of the Series E Preferred Stock was estimated based on a five-year holding period and cash flows discounted at a rate of 13% resulting in a fair value estimate of approximately $2.5 billion. The Company used a Black-Scholes options pricing model including an adjustment for American-style options to estimate the fair value of the warrants, resulting in a stand alone fair value of approximately $400. The most significant and unobservable assumption in this valuation was the Company’s share price volatility. The Company used a long-term realized volatility of the Company’s stock of 62%. In addition, the Company assumed a dividend yield of 1.72%.
The individual fair values were then used to record the Series E Preferred Stock and associated warrants on a relative fair value basis of $2.9 billion and $480, respectively, consistent with the guidance in APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants of $480 were recorded to Additional Paid-in Capital as permanent equity. The Series E Preferred Stock amount was recorded at the liquidation value of $1,000 per share or $3.4 billion, net of discount of $480. The discount is being amortized over a five-year period from the date of issuance, using the effective yield method and is recorded as a direct reduction to retained earnings and deducted from income available to common stockholders in the calculation of earnings per share. The amortization of discount totaled $1 for the three months ended June 30, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Equity (continued)
Extension of Allianz warrants and contingent liability payment
The Company also has an agreement that, for the one-year period following October 17, 2008, it will pay certain amounts to Allianz if the Company effects or agrees to effect any transaction (or series of transactions) pursuant to which any person or group (within the meaning of the U.S. federal securities laws) is issued common stock or certain equity-related instruments constituting more than 5% of the Company’s fully-diluted common stock outstanding at the time for an effective price per share (determined as provided in the Investment Agreement) of less than $25.32. Amounts so payable depend on the effective price for the applicable transaction (or the weighted average price for a series of transactions) and equal $50 if the effective price per share is between $25.31 and $23.00, $150 if the effective price per share is between $22.99 and $20.00, $200 if the effective price per share is between $19.99 and $15.00 and $300 if the effective price per share is $14.99 or less.
The issuance of warrants to Treasury triggered the contingency payment in the Investment Agreement related to additional investors. Upon receipt of preliminary approval to participate in the CPP, The Hartford reinitiated negotiations with Allianz to modify the form of the $300 contingency payment. The settlement of the contingency payment was renegotiated to, among other things, allow Allianz an extension of the exercise period of its outstanding warrants and to reduce the amount of the cash payment due to Allianz to $200, which will be paid on October 15, 2009. The Hartford recorded a liability for the cash payment and an adjustment to additional paid-in capital for the warrant modification resulting in a net realized capital loss of approximately $300.
Noncontrolling Interests
The Company adopted SFAS 160 on January 1, 2009. The scope of this Statement applies to all entities that prepare consolidated financial statements and as such, includes VIEs in which the Company has concluded that it is the primary beneficiary. See Note 5 for further discussion of the Company’s involvement in VIEs. The Company also holds the majority interest in certain general account mutual funds, in which it has provided seed money. The scope of SFAS 160 also applies to these mutual fund investments. Upon adoption of SFAS 160, the Company reclassified $92 as of January 1, 2008 from liabilities to equity, representing the noncontrolling interest of other investors in these VIEs and mutual fund investments. The noncontrolling interest within these entities is likely to change, as these entities represent investment vehicles whereby investors may frequently redeem or contribute to these investments. As such, the change in noncontrolling ownership interest represented in the Company’s Condensed Consolidated Statement of Changes in Equity will primarily represent redemptions and additional subscriptions within these investment vehicles.
The following table represents the change in noncontrolling ownership interest recorded in the Company’s Condensed Statement of Changes in Equity for the VIEs and mutual fund seed investments as of June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
Redemptions of The Hartford’s interest in VIEs and mutual fund seed investments resulting in deconsolidation [1]	$(42)	$(12)
Net (redemptions) and subscriptions from noncontrolling interests	(23)	69

Total change in noncontrolling interest ownership	$(65)	$57

[1]
The redemptions of The Hartford’s interest in VIEs and mutual fund seed investments for the six months ended June 30, 2009 and 2008 resulted in a loss of $6 and gain of $1, respectively which were recognized in realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Goodwill
The carrying amount of goodwill allocated to reporting segments as of June 30, 2009 and December 31, 2008 is shown below.

	June 30,	December 31,
Life	2009	2008
Retail	$159	$159
Individual Life	224	224
Retirement Plans	87	79

Total Life	470	462
Property & Casualty
Personal Lines	119	119
Specialty Commercial	30	30

Total Property & Casualty	149	149
Corporate	585	449

Total Goodwill	$1,204	$1,060

The Company’s goodwill impairment test performed during the first quarter of 2009 for the Life reporting units, resulted in a write-down of $32 in the Institutional reporting unit of Corporate. Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Life in 2000 and is allocated to the various Life reporting units. As a result of rating agency downgrades of Life’s financial strength ratings during the first quarter of 2009 and high credit spreads related to The Hartford, during the first quarter of 2009, the Company believed its ability to generate new business in the Institutional reporting unit would remain pressured for ratings-sensitive products. The Company believed goodwill associated with the Institutional line of business was impaired due to the pressure on new sales for Institutional’s ratings-sensitive business and the significant unrealized losses in Institutional’s investment portfolios.
On June 24, 2009, the Company completed the acquisition of Federal Trust Corporation, which resulted in additional goodwill of $168 in Corporate.
15. Sale of First State Management Group
On March 31, 2009, the Company sold First State Management Group, Inc. (“FSMG”), its core excess and surplus lines property business, to Beazley Group PLC (“Beazley”) for $27, resulting in a gain on sale of $18, before-tax, and $12, after-tax. Included in the sale were approximately $4 in net assets of FSMG and the sale price is adjustable subsequent to closing based on the value of the net assets at the closing date. The net assets sold to Beazley did not include invested assets, unearned premium or deferred policy acquisition costs related to the in-force book of business. Rather, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. Under the terms of the purchase and sale agreement, the Company continues to be obligated for all losses and loss adjustment expenses incurred on or before March 31, 2009. The retained net loss and loss adjustment expense reserves totaled $145 as of June 30, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Acquisition of Federal Trust Corporation
On June 24, 2009, the Company acquired 100% of the equity interests in Federal Trust Corporation (“FTC”), a savings and loan holding company, for $10, enabling the Company to participate in the CPP. The acquisition resulted in goodwill of $168. The goodwill generated is due, in part, to the fair value discount on mortgage loans acquired in comparison to their expected cash flows. Mortgage loans acquired were fair valued at $288. Other assets acquired included $27 of fixed maturity securities, $46 of short-term investments and $3 of cash. Liabilities assumed include other liabilities of $389 in bank deposits and $149 in Federal Home Loan Bank advances and long-term debt of $25. The acquired assets and liabilities have been stated at preliminary estimates of fair value. These fair values are subject to adjustment based upon management’s subsequent receipt of additional information but are not expected to be material. The Company expects to be completed with its fair value estimates as of June 30, 2010. The Company contributed $185 to FTC in June 2009 and received $20 in full repayment of amounts lent to FTC in March 2009.
Federal Trust Bank, an indirect wholly-owned subsidiary, (the “Bank”) is subject to certain restrictions on the amount of dividends that it may declare and distribute to The Hartford without prior regulatory notification or approval.
The Bank is also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The following tables summarize the capital thresholds for the minimum and well capitalized designations at June 30, 2009. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. At June 30, 2009, the Bank’s Tier 1 capital ratio was 5.1%. The Bank was designated as a “well capitalized” institution at June 30, 2009.

					To Be Well Capitalized
					Under Prompt
			For Minimum Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
At June 30, 2009	Amount	%	Amount	%	Amount	%
Total capital (to risk-weighted assets)	$29.4	10.4%	$22.6	8.0%	$28.2	10.0%
Tier I capital (to risk-weighted assets)	$29.4	10.4%	$11.3	4.0%	$16.9	6.0%
Tier I capital (to average adjusted assets)	$29.4	5.1%	$23.1	4.0%	$28.8	5.0%
17. Restructuring, Severance and Other Costs
In the second quarter of 2009, the Company completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing its ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, the Company announced that it would suspend all new sales in International’s Japan and European operations and that it was evaluating strategic options with respect to its Institutional businesses. The Company has also initiated plans to change the management structure of the organization and fundamentally reorganize the nature and focus of the Company’s operations. These plans will result in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company intends to complete these restructuring activities and execute final payment by December 2010.
Termination benefits related to workforce reductions have been accrued in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”), through June 30, 2009. Termination benefits related to workforce reductions and lease terminations in accordance with SFAS 112 and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), are expected to be accrued in subsequent quarters, as appropriate. Asset impairment charges have been and will be recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
The following pre-tax charges were incurred in the Company’s Life operations during the three months ended June 30, 2009 in connection with the restructuring initiatives previously announced:

Severance benefits	$35
Asset impairment charges	37

Total severance and other costs for the three months ended June 30, 2009	$72

Amounts incurred during the three months ended June 30, 2009 were recorded in the Life Other segment as other expenses. It is expected that the total Life costs associated with restructuring, severance and other costs will be approximately $120 — $130, pre-tax, with the additional costs attributable mainly to the costs to exit various contracts. The Company may incur additional restructuring, severance or other costs in Property & Casualty and Corporate in subsequent quarters. As of June 30, 2009, these costs are not estimable.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2009, compared with December 31, 2008, and its results of operations for the three and six months ended June 30, 2009, compared to the equivalent 2008 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2008 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainties that are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors as well as Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and Part I, Item 1A, Risk Factors in The Hartford’s 2008 Form 10-K Annual Report. These important risks and uncertainties include, without limitation, uncertainties related to the depth and duration of the current recession and financial market conditions, which could continue to pressure our capital position and adversely affect the Company’s business and results; the extent of the impact on the Company’s results and prospects of recent downgrades in the Company’s financial strength and credit ratings and the impact of any further downgrades on the Company’s business and results; the success of management’s initiatives to stabilize the Company’s ratings and mitigate and reduce risks associated with various business lines; the additional restrictions, oversight, costs and other potential consequences of the Company’s participation in the Capital Purchase Program under the Emergency Economic Stabilization Act of 2008; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the amount of statutory capital that the Company has, changes to the statutory reserves and/or risk based capital requirements, and the Company’s ability to hold and protect sufficient statutory capital to maintain financial strength and credit ratings; the possibility of general economic and business conditions that are less favorable than anticipated; the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities; losses due to nonperformance or defaults by others; the availability of our commercial paper program; the potential for further acceleration of DAC amortization; the potential for further impairments of our goodwill; the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.

OVERVIEW
The Hartford is an insurance and financial services company with operations dating back to 1810. The Company is headquartered in Connecticut and is organized into two major operations: Life and Property & Casualty, each containing reporting segments. Within the Life and Property & Casualty operations, The Hartford conducts business principally in eleven reporting segments. Corporate primarily includes the Company’s debt financing and related interest expense, as well as other capital raising activities, banking operations and certain purchase accounting adjustments. To present its operations in a more meaningful and organized way, management has included separate overviews within the Life and Property & Casualty sections of MD&A. For further overview of Life’s profitability and analysis, see page 71. For further overview of Property & Casualty’s profitability and analysis, see page 93.
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

	Individual Variable Annuities — U.S.		Individual Variable Annuities — Japan		Individual Life
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
DAC	$3,754	$4,844	$1,590	$1,834	$2,743	$2,931
Sales Inducements	$334	$436	$27	$19	$38	$36
URR	$63	$109	$—	$—	$1,176	$1,299
SOP 03-1 reserves	$1,502	$867	$567	$229	$54	$40
For most contracts, the Company estimates gross profits over a 20-year horizon as estimated profits emerging subsequent to that timeframe are immaterial. The Company uses other amortization bases for amortizing DAC, such as gross costs (net of reinsurance), as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period.
Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, and are, to a large extent, a function of future account value projections for variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, mortality, and hedging costs. The assumptions are developed as part of an on-going process and are dependent upon the Company’s current best estimates of future events.

Through March 31, 2009, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that had been calibrated to our estimated separate account return. Beginning in the second quarter of 2009, the Company estimated gross profits from a single deterministic reversion-to-mean (“RTM”) separate account return projection. RTM is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model will be adjusted to reflect actual account values at the end of each quarter and through a consideration of recent returns, we will adjust future projected returns over a five-year period so that the account value returns to the long-term expected rate of return, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a DAC unlock, described below, each quarter. However, benefits and assessments used in the determination of SOP 03-1 reserves will still be derived from a set of stochastic scenarios that have been calibrated to our reversion to mean separate account returns. Under RTM, the Company makes the following assumptions about the asset categories that comprise separate accounts:
•
Equities: The reversion period combines a five-year prospective period and a look-back period to April 1, 2009 intended to reflect the results of recent historical market experience. The expected long-term equity rate of return on the U.S. and Japan equity asset classes is 9.5% and 8.5%, respectively, subject to a 15% cap.

•	Fixed Income: The expected long-term fixed income rate of return on the U.S. and Japan fixed income asset classes is 6.0% and 4.0%, respectively.
The following table summarizes the general impacts to individual variable annuity EGPs and earnings for DAC amortization caused by changes in separate account returns, mortality and future lapse rate assumptions:

Impact on Earnings for DAC
Assumption	Impact to EGPs	Amortization
Expected long-term rates of returns increase	Increase: As expected fee income would increase and expected claims would decrease.	Benefit

Expected long-term rates of returns decrease	Decrease: As expected fee income would decrease and expected claims would increase.	Charge

Future mortality increases	Decrease: As expected fee income would decrease because the time period in which fees would be collected would be reduced and claims would increase.	Charge

Future mortality decreases	Increase: As expected fee income would increase because the time period in which fees would be collected would increase and claims would decrease.	Benefit

Future lapse rate increases	Decrease: As expected fee income would decrease because the time period in which fees would be collected would be reduced at a greater rate than claims would decrease. [1]	Charge [1]

Future lapse rate decreases	Increase: As expected fee income would increase because the time period in which fees would be collected would increase at a greater rate than claims would increase. [1]	Benefit [1]

[1]	If a contract is significantly in-the-money such that expected lifetime claims exceed lifetime fee income, this relationship would reverse.

In addition to changes to the assumptions described above, changes to other policyholder behaviors such as resets, partial surrenders, reaction to price increases, and asset allocations could cause EGPs to fluctuate.
Estimating future gross profits is complex and requires considerable judgment and the forecasting of events well into the future. Even though the Company has adopted a reversion to mean estimation technique for determining future separate account returns, the Company will continue to complete a comprehensive assumption study and refine its estimate of future gross profits, as a result of that study, during the third quarter of each year. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and unearned revenue reserve amortization models as well as SOP 03-1 reserving models. The DAC asset, as well as the sales inducement asset, unearned revenue reserves and SOP 03-1 reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision. All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique or policyholder behavior assumptions are considered an unlock in the period of revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
Prior to adopting the RTM estimation technique for determining future separate account returns, in addition to the comprehensive assumption study performed in the third quarter of each year, revisions to best estimate assumptions used to estimate future gross profits were also necessary when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. In addition, the Company considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and would also revise EGPs if those trends were expected to be significant and were not or could not be included in the statistically significant ranges of reasonable EGPs. After reviewing both the quantitative test results and certain qualitative factors as of March 31, 2009, the Company determined an interim Unlock was necessary.
Unlock
As a result of strong returns on the equity markets, offset by credit spread compression on the Company’s general account bond portfolio, the after-tax impact on the Company’s assets and liabilities as a result of the Unlock, which applied the RTM estimation technique, for the three months ended June 30, 2009 was:

			Death and
		Unearned	Income	Sales
Segment		Revenue	Benefit	Inducement
After-tax (Charge) Benefit	DAC	Reserves	Reserves [1]	Assets	Total
Retail	$163	$(21)	$98	$13	$253
Retirement Plans	1	—	—	—	1
Individual Life	3	(1)	—	—	2
International [2]	(11)	6	117	(8)	104

Total	$156	$(16)	$215	$5	$360

[1]
As a result of the Unlock, death benefit reserves, in Retail, decreased $307, pre-tax, offset by a decrease of $157, pre-tax, in reinsurance recoverables. In International, death benefit reserves decreased $184, pre-tax, offset by an increase of $4, pre-tax, in reinsurance recoverables.

[2]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock in the first quarter based on our quantitative and qualitative tests and the second quarter, based on the RTM estimation technique, for the six months ended June 30, 2009 was:

			Death and
		Unearned	Income	Sales
Segment		Revenue	Benefit	Inducement
After-tax (Charge) Benefit	DAC	Reserves	Reserves [1]	Assets	Total [2]
Retail	$(503)	$31	$(230)	$(30)	$(732)
Retirement Plans	(53)	—	(2)	(1)	(56)
Individual Life	(64)	40	—	—	(24)
International	(99)	6	(216)	(9)	(318)
Corporate	(4)	—	—	—	(4)

Total	$(723)	$77	$(448)	$(40)	$(1,134)

[1]
As a result of the Unlock, death benefit reserves, in Retail, increased $741, pre-tax, offset by an increase of $386, pre-tax, in reinsurance recoverables. In International, death benefit reserves increased $352, pre-tax, offset by a decrease of $20, pre-tax, in reinsurance recoverables.

[2]
The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.

An “Unlock” only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. The Company’s decision to suspend its International sales negatively impacted the loss recognition testing on the DAC balance associated with the U.K. variable annuity business. As a result, a $49 after-tax loss was reported in earnings during the second quarter of 2009 and included in the Unlock results in the table above. As of June 30, 2009, the Company believed U.S. individual and Japan individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, by at least 30% and 65%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable.
Valuation of Investments and Derivative Instruments
The Hartford’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” (“AFS”) and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial statements, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the three and six months ended June 30, 2009 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the partnerships’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.

Valuation of Fixed Maturity, Short-Term and Equity Securities, Available-for-Sale
The fair value for fixed maturity, short-term and equity securities, available-for-sale, in an active and orderly market (i.e. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Valuation of Fixed Maturity, Short-term and Equity Securities Available-for-Sale Section in Note 4 of the Notes to the Condensed Consolidated Financial Statements.
In accordance with SFAS 157, the Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of SFAS 157, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.
The following table presents the fair value of fixed maturity, short-term and equity securities, available-for-sale, by pricing source and SFAS 157 hierarchy level as of June 30, 2009.

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Priced via third party pricing services	$512	$53,898	$1,738	$56,148
Priced via independent broker quotations	—	—	3,862	3,862
Priced via matrices	—	8	5,528	5,536
Priced via other methods [1]	—	103	527	630
Short-term investments [2]	10,478	2,223	—	12,701

Total	$10,990	$56,232	$11,655	$78,877

% of Total	13.9%	71.3%	14.8%	100.0%

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

Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts
Derivative instruments are reported on the consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. As of June 30, 2009 and December 31, 2008, 95% and 94% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs, with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities, that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the notional value and net fair value of derivatives instruments by SFAS 157 hierarchy level as of June 30, 2009.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$2,650	$—
Significant observable inputs (Level 2)	33,608	(95)
Significant unobservable inputs (Level 3)	27,360	853

Total	$63,618	$758

The following table presents the notional value and net fair value of the derivative instruments within the SFAS 157 Level 3 securities classification as of June 30, 2009.

	Notional Value	Fair Value
Credit derivatives	$4,878	$(266)
Interest derivatives	2,918	(12)
Equity derivatives	19,540	1,131
Other	24	—

Total Level 3	$27,360	$853

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
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to AFS securities is the evaluation of investments for other-than-temporary-impairments (“impairment”). The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies AFS securities that are subjected to an enhanced evaluation on a quarterly basis to determine if an impairment is present. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of AFS securities should be recognized in current period earnings. For further discussion of the accounting policy, see the Recognition and Presentation of Other-Than-Temporary Impairments Section of Note 1 of the Notes to the Condensed Consolidated Financial Statements. For a discussion of results, see the Other-Than-Temporary Impairment Losses Section of the MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Earned premiums	$3,592	$3,891	(8%)	$7,421	$7,734	(4%)
Fee income	1,062	1,386	(23%)	2,229	2,723	(18%)
Net investment income (loss):
Securities available-for-sale and other	1,021	1,230	(17%)	1,941	2,423	(20%)
Equity securities, trading [1]	2,523	1,153	119%	1,799	(2,425)	NM

Total net investment income (loss)	3,544	2,383	49%	3,740	(2)	NM

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(562)	(164)	NM	(786)	(468)	(68%)
OTTI losses transferred to other comprehensive income	248	—	—	248	—	—

Net OTTI losses recognized in earnings	(314)	(164)	(91%)	(538)	(468)	(15%)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(367)	(118)	NM	(59)	(1,185)	95%

Total net realized capital losses	(681)	(282)	(141%)	(597)	(1,653)	64%

Other revenues	120	125	(4%)	238	245	(3%)

Total revenues	7,637	7,503	2%	13,031	9,047	44%
Benefits, losses and loss adjustment expenses	3,092	3,586	(14%)	7,729	6,943	11%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	2,523	1,153	119%	1,799	(2,425)	NM
Amortization of deferred policy acquisition costs and present value of future profits	674	806	(16%)	2,933	1,274	130%
Insurance operating costs and expenses	959	1,047	(8%)	1,857	1,997	(7%)
Interest expense	119	77	55%	239	144	66%
Goodwill impairment	—	—	—	32	—	—
Other expenses	252	182	38%	441	371	19%

Total benefits, losses and expenses	7,619	6,851	11%	15,030	8,304	81%
Income (loss) before income taxes	18	652	(97%)	(1,999)	743	NM
Income tax expense (benefit)	33	109	(70%)	(775)	55	NM

Net income (loss)	$(15)	$543	NM	$(1,224)	$688	NM

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Segment Results	2009	2008	Change	2009	2008	Change
Life
Retail	$192	$170	13%	$(552)	$93	NM
Individual Life	16	30	(47%)	(2)	50	NM

Total Individual Markets Group	208	200	4%	(554)	143	NM
Retirement Plans	(40)	31	NM	(128)	26	NM
Group Benefits	14	62	(77%)	83	108	(23%)

Total Employer Markets Group	(26)	93	NM	(45)	134	NM
International	119	72	65%	(174)	80	NM
Institutional	(66)	(30)	(120%)	(240)	(150)	(60%)
Other	(59)	(1)	NM	(69)	(28)	(146%)

Total Life	176	334	(47%)	(1,082)	179	NM
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	(10)	18	NM	65	123	(47%)
Small Commercial	74	69	7%	161	188	(14%)
Middle Market	56	3	NM	125	58	116%
Specialty Commercial	36	18	100%	59	57	4%

Ongoing Operations underwriting results	156	108	44%	410	426	(4%)
Net servicing income [1]	7	8	(13%)	15	7	114%
Net investment income	239	334	(28%)	424	644	(34%)
Net realized capital losses	(80)	(53)	(51%)	(369)	(187)	(97%)
Other expenses	(48)	(65)	26%	(98)	(122)	20%

Income before income taxes	274	332	(17%)	382	768	(50%)
Income tax expense	(52)	(86)	40%	(49)	(210)	77%

Ongoing Operations	222	246	(10%)	333	558	(40%)
Other Operations	(49)	3	NM	(48)	17	NM

Total Property & Casualty	173	249	(31%)	285	575	(50%)
Corporate	(364)	(40)	NM	(427)	(66)	NM

Net income (loss)	$(15)	$543	NM	$(1,224)	$688	NM

[1]	Net of expenses related to service business.
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Net income decreased $558 primarily due to a decrease of $158 from Life and $76 from Property & Casualty. Also, included in Corporate is approximately $300 in net realized capital losses related to the settlement of a contingent obligation to Allianz and increased interest expense on debt issued to Allianz in October 2008. See the Life and Property & Casualty sections of the MD&A for a discussion on the respective operations’ performance.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Net income decreased $1,912 primarily due to a decrease of $1,261 from Life and $290 from Property & Casualty. Also, included in Corporate is approximately $300 in net realized capital losses related to the settlement of a contingent obligation to Allianz and increased interest expense on debt issued to Allianz in October 2008. See the Life and Property & Casualty sections of the MD&A for a discussion on the respective operations’ performance.
Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section within MD&A. The “Outlook” section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the “Outlook” section, and in Part I, Item 1A, Risk Factors in The Hartford’s 2008 Form 10-K Annual Report, as well as in Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and Part II, Item 1A, Risk Factors in this Form 10-Q.

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
Near-term, the industry and the Company are experiencing lower variable annuity sales as a result of recent market turbulence and concerns over the U.S. financial system, and specifically in the U.S. Life Insurance industry. Current market pressures are also increasing the expected claim costs, the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Companies have responded by increasing the price of their guaranteed living benefits and changing the amount of the guarantee offered. Management expects these de-risking trends to continue for the foreseeable future. In the first six months of 2009, the Company adjusted pricing levels and took other actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures. The Company will continue to evaluate the benefits offered within its variable annuities and intends to launch a new VA product, and riders, in the second half of 2009 that will be responsive to customer needs within the risk tolerances of The Hartford.
Significant declines in equity markets and increased equity market volatility are also likely to continue to impact the cost and effectiveness of our GMWB hedging program. Continued equity market volatility could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Equity Risk Management section within Capital Markets Risk Management.
During this period of volatile equity markets, the Company experienced an increase in fixed annuity sales. This trend reversed in the second quarter 2009 as lower interest rates and the transition to a new product lowered fixed annuity sales. Management expects fixed annuity sales to continue to be challenged until interest rates increase. In the second quarter of 2009, the Company has continued its policy of offering higher crediting rates available to renewals of its market-value adjusted fixed annuity business. This higher crediting rate strategy for MVA renewals is expected to continue for some time, which will strain earnings on this renewal business.
For the retail mutual fund business, net sales can vary significantly depending on market conditions, as was experienced in the first six months of 2009. The continued declines in equity markets in the first quarter of 2009 helped drive continued declines in the Company’s mutual fund deposits and assets under management. During the second quarter, the equity markets improved from the first quarter and as a result the Company’ mutual fund assets under management and deposits increased by 21% and 37%, respectively, compared to the first quarter of 2009. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
The decline in assets under management as compared to 2008 is the result of continued depressed values of the equity markets in 2009 as compared to 2008 which has decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during the first half of 2009 and management expects this strain to continue throughout the year. Individual Annuity net investment spread has been impacted by losses on limited partnership and other alternative investments, lower yields on fixed maturities and an increase in crediting rates on renewals for market value adjusted annuities. Management expects these spread conditions to persist in the second half of 2009. Management will continue to actively evaluate its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.
Individual Life
Future sales for all products will be influenced by the Company’s ratings, as published by the various ratings agencies, and active management of current distribution relationships, responding to the impact of recent merger and consolidation activity on existing distribution relationships and the development of new sources of distribution, while offering competitive and innovative products and product features. The current economic environment poses challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may reduce future growth in these products.
Sales and account values for variable universal life products have been under pressure due to continued equity market volatility and declines. For the three and six months ended June 30, 2009, variable universal life sales decreased 61% and 67%, respectively, and account values decreased 24% compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management. The variable universal life mix was 39% of total life insurance in-force as of June 30, 2009.

Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance subsidiary. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38, “The Application of the Valuation of Life Insurance Policies Model Regulation”. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. Beginning in 2007, the use of the letter of credit resulted in a decline in net investment income and increased expenses in future periods for Individual Life. As of June 30, 2009, the transaction provided approximately $540 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. At the current level of sales, the Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through 2009 and into 2010. Under the terms of the letter of credit, the issuer has the right to require The Hartford to terminate the reinsurance agreement with the captive reinsurance subsidiary, as it applies to new business, at any time after September 30, 2009. Management has not received any indication that the issuer intends to exercise this right. As the marketplace and its business evolves in this product line, Individual Life will evaluate the availability of and need for an additional capital transaction.
For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to protect against the severity of losses on individual claims; however, death claim experience may continue to lead to periodic short-term earnings volatility. In the second quarter of 2009, Individual Life began ceding insurance under a new reinsurance structure for all new business excluding term life insurance. The new reinsurance structure allows Individual Life greater flexibility in writing larger policies, while retaining less of the overall risk associated with individual insured lives. This new reinsurance structure will help balance the overall profitability of Individual Life’s business. The financial results of the new structure will be recognized over time as new business subject to the structure grows as a percentage of Individual Life’s total in-force. As a result of the new reinsurance structure, Individual Life will recognize increasing reinsurance premiums while minimizing earnings volatility associated with mortality experience.
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
Retirement Plans
The future financial results of the Retirement Plans segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus of the Retirement Plan segment as necessary investments in service and technology are made to effect the integration of the acquisitions described below.
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
Given the recent market declines in the fourth quarter of 2008 and first quarter of 2009 and increased market volatility, the Company has seen and expects that growth in Retirement deposits will be negatively affected if businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The severe decline in equity markets in the second half of 2008 and through the first quarter of 2009 has significantly reduced Retirement Plans assets under management, which has strained its net income. This earnings strain is expected to continue throughout 2009 or until the equity markets improve.
Group Benefits
Group Benefits’ sales may fluctuate based on the competitive pricing environment in the marketplace. The Company anticipates relatively stable loss ratios and expense ratios over the long-term based on underlying trends in the in-force business and disciplined new business and renewal underwriting. The Company has not seen a meaningful impact in its disability loss ratios as a result of the recent economic downturn. While claims incidence may increase during a recession, the Company would expect the impact to the disability loss ratio to be within the normal range of volatility.
The current economic downturn, which has resulted in rising unemployment, combined with the potential for employees to lessen spending on the Company’s products, has begun to impact premium levels and may impact future premium growth. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates opportunities for our products and services.

International
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets, while unfavorable market performance will have the reverse effect. In addition, higher or lower account value levels will generally reduce or increase, respectively, certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and GMWB. Prudent expense management is also an important component of product profitability.
During 2009 International has experienced significant market declines during the first quarter of 2009 resulting in higher claim costs for its product guarantees. Declining account values and rising benefit costs are pressuring margins. In addition, surrender fees have declined due to lower than expected surrenders. During the second quarter of 2009, the Company suspended all new sales in International’s Japan and European operations. International is currently in the process of restructuring its operations to maximize profitability and capital efficiency while continuing to focus on risk management and maintaining appropriate service levels.
Institutional
The Company is evaluating strategic options with respect to Institutional businesses. Sales for ratings-sensitive products such as stable value and payout annuities have declined to minimal levels. The net income of this segment depends on Institutional’s ability to retain assets under management, the relative mix of business, and net investment spread. Net investment spread, as discussed in the Performance Measures section of this MD&A, has declined in the second quarter of 2009 versus prior year amounts and management expects net investment spread will remain pressured throughout the remainder of 2009 due to the anticipated performance of limited partnerships and other alternative investments as well as the decline in short-term interest rates.
Stable value products will experience negative net flows in 2009 as a result of contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months). Approximately $2.3 billion of account value will be paid out on stable value contracts during the remainder of 2009. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets. As of June 30, 2009, Institutional has no remaining contracts that contain an unexercised investor option feature that allows for contract surrender at book value. The Company has the option to accelerate the repayment of principal for certain other stable value products and will evaluate calling these contracts on a contract by contract basis based upon the financial impact to the Company.
Property & Casualty
Ongoing Operations
In 2009, management expects Ongoing Operations written premium to be lower, reflecting the effects of the downturn in the economy, the adverse impact of recent ratings downgrades on certain segments of the portfolio, and a continuation of competitive market conditions. The effects of the downturn in the economy are manifested in declining new car and home sales, lower rates of small business formations, higher rates of small business failures, and declining payrolls. A continuation of these negative economic trends will adversely affect new business growth rates, increase mid-term cancellations, and exacerbate declining levels of coverage and average written premium across all lines of business. Written premium declines may be greater than expected if the economy deteriorates further or if the market perceives greater uncertainty about the financial strength of the Company.
Excluding catastrophes and prior accident year development, Ongoing Operations underwriting margins will likely decline in 2009 due primarily to increases in both the loss and loss adjustment expense ratio as well as the expense ratio, partially offset by lower anticipated policyholder dividends. The Ongoing Operations’ 2009 accident year loss and loss adjustment expense ratio before catastrophes is expected to increase due to mid single-digit increases in claim cost severity and continued earned pricing decreases for Middle Market and large commercial lines, partially offset by favorable claim frequency in Small Commercial and Middle Market.
The Ongoing Operations’ expense ratio is expected to increase in 2009, in part, due to lower expected earned premium in Small Commercial, Middle Market and Specialty Commercial, the amortization of a higher amount of acquisition costs on AARP and other business and an increase in the cost of investments in technology to support future growth. The policyholder dividend ratio was unusually high in 2008 due to the accrual of $26 in dividends due to certain workers’ compensation policyholders as a result of underwriting profits. See the Property and Casualty MD&A section for further discussion.
Current accident year catastrophe losses in 2008, at 5.3% of Ongoing Operations’ earned premium, were higher than the long-term historical average due principally to hurricane Ike and higher than average losses from tornadoes and thunderstorms in the South and Midwest. While catastrophe losses vary significantly from year to year and are unpredictable, management has assumed that catastrophe losses in 2009 will be closer to 3% to 3.5% of earned premium. The Company will continue to manage its exposure to catastrophe losses through the ongoing assessment of its risk, disciplined underwriting and the use of reinsurance and other risk transfer alternatives, as appropriate. As of January 1, 2009, the Company’s retention under its principal property catastrophe reinsurance program remained at $250 per catastrophe event. With the January 1 and July 1, 2009 renewals, the cost of the Company’s principal property catastrophe reinsurance program has increased modestly.

Driven primarily by an expected increase in loss costs and underwriting expenses, the Company expects the Ongoing Operations’ combined ratio before catastrophes and prior accident year development in 2009 to be higher than the 88.9 achieved in 2008.
Personal Lines
Within the Personal Lines segment, the Company expects written premium to be relatively flat in 2009, with growth in AARP largely offset by a decline in Agency. The Company expects personal auto written premium to be slightly higher and homeowners’ written premium to be slightly lower. The expected increase in AARP written premium will be largely driven by continued direct marketing to AARP members, the continued enhancement of the “Next Gen Auto” product and the effect of cross-selling homeowners’ insurance to insureds who have auto policies. The expected decline in Agency written premium will be driven, in part, by the Company’s decision to stop renewing Florida homeowners’ policies sold through agents.
In 2009, the Company expects to increase its auto and homeowners’ written premium generated from agents selling the AARP product and from direct sales to the consumer. The Company has launched a brand and channel expansion pilot in four states: Arizona, Illinois, Tennessee and Minnesota. In the targeted states, the Company has increased Personal Lines brand advertising, launched direct marketing efforts beyond its existing AARP program and begun selling the AARP product through agents. The Company plans to expand the sale of the AARP product through agents to additional states by the end of 2009. In addition, in July, 2009, the Company extended its agreement to operate a member contact center for health insurance products offered through the AARP Health program. The agreement was extended through 2018.
While carriers in the personal lines industry will continue to compete on price, management expects that written pricing in Personal Lines will continue to increase modestly in 2009 in response to rising loss costs. For both auto and homeowners, written pricing increased in 2008 and the first six months of 2009. While the Company’s written pricing is increasing, largely offsetting this has been the effect of a shift of business to more preferred market segments (which has a lower average premium) and actions taken by consumers to lower their premium, such as raising deductibles, reducing limits, dropping coverage and reducing mileage. In addition, the Company has seen an increase in consumer shopping driven by higher rates (instituted over the past year) and recessionary conditions.
The combined ratio before catastrophes and prior accident year development for Personal Lines is expected to be higher in 2009 than the 87.6 achieved in 2008 due to an expected increase in both the current accident year loss and loss adjustment expense ratio and the expense ratio. For auto business, emerged claim frequency in 2008 was favorable to the prior year and claim severity was slightly higher. In 2009, management expects claim severity will increase and claim frequency will flatten. Non-catastrophe loss costs of homeowners claims increased in 2008 due to higher claim frequency and severity and management expects frequency and severity to continue to rise in 2009. The expense ratio is expected to be higher in 2009 driven by higher amortization of AARP acquisition costs and costs incurred on the direct-to-consumer pilot while earned premium is expected to remain relatively flat.
Small Commercial
Within Small Commercial, management expects written premium in 2009 will be lower, driven by a decrease in new business growth and lower premium renewal retention in all lines. In the first six months of 2009, Small Commercial’s written premium decreased by 6% driven, in part, by the effects of the economic downturn as the Company has seen an increase in cancellations, lower earned audit premium, a reduction in endorsement activity and lower payrolls that has resulted in declining average renewal premium. Small Commercial has introduced several initiatives aimed at improving premium renewal retention including cross-sell programs, as well as other product offerings designed to help customers weather the current economic crisis. Written premium decreases for workers’ compensation business are expected to be more modest than for package business or commercial auto as management seeks to expand its underwriting appetite in selected industries and expand business written through payroll service providers. In 2009, average premium per policy in Small Commercial is expected to continue to decline due to written pricing decreases, a lower average premium on commercial auto business and the effect of declining mid-term endorsements. Written pricing in Small Commercial decreased by 2% in 2008.
The combined ratio before catastrophes and prior accident year development for Small Commercial is expected to be higher in 2009 than the 82.8 achieved in 2008 due to an expected increase in the current accident year loss and loss adjustment expense ratio and the expense ratio, partially offset by a decrease in the policyholder dividend ratio. The increase in the expense ratio will largely be driven by the decrease in earned premiums. Small Commercial experienced favorable frequency on workers’ compensation claims in recent accident years and management expects favorable frequency to continue for the 2009 accident year though not as favorable in the second half of 2009 as it was in the first half of the year. While the Company experienced favorable non-catastrophe property losses on package business and commercial auto claims in 2008, management expects severity will continue its long-term increasing trend for non-catastrophe property claims in the second half of 2009, and frequency will be less favorable.

Middle Market
Management expects that 2009 written premium for Middle Market will be lower due to a decrease in premium renewal retention that is primarily driven by a downturn in the economy that is impacting construction lines in marine and payroll exposures for workers’ compensation. Written premium in Middle Market decreased by 8% in the first six months of 2009 driven by the downturn in the economy, which is partially reflected in lower earned audit premium. Additionally, the Company continued to take a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Written pricing for Middle Market business declined by 5% in 2008 and declined by 2% over the first six months of 2009. While management expects written pricing to continue to stabilize through the remainder of 2009, management expects carriers will continue to price new business more aggressively than renewals. Management will seek to compete for new business and protect renewals in Middle Market by, among other actions, refining its pricing models, increasing its willingness to write more workers’ compensation business on a mono-line basis and writing larger property policies and umbrella general liability policies. In the first two months of the second quarter of 2009, the Company’s new business and premium renewal retention were negatively affected by uncertainty in the marketplace regarding The Hartford, but premium retention and new business improved significantly in the month of June for both smaller and larger accounts after the Company reaffirmed its focus on its core domestic Property & Casualty and Life businesses and its ratings stabilized.
Carriers in the commercial lines market segment reported some moderation in the rate of price declines during the fourth quarter of 2008 and first six months of 2009. Like in the Personal Lines and Small Commercial market segments, current economic conditions (lower payrolls, declines in production, lower sales, etc.) are reducing written premium growth opportunities.
The combined ratio before catastrophes and prior accident year development for Middle Market is expected to be higher in 2009 than the 93.4 achieved in 2008 due to an expected increase in the current accident year loss and loss adjustment expense ratio and the expense ratio, partially offset by a decrease in the policyholder dividend ratio. Claim cost severity has been favorable on property and marine claims for the first six months of 2009 as the Company experienced a number of individually large property losses in 2008. However, management expects that claim cost severity for property and marine claims will not be as favorable for the remainder of 2009 and that severity will continue to increase for all other lines within Middle Market. The Company also expects a continuation of moderately lower frequency in 2009.
Specialty Commercial
Within Specialty Commercial, management expects written premium to be significantly lower, primarily driven by the sale of the Company’s core excess and surplus lines property businesses and a decrease in professional liability, fidelity and surety written premium, particularly for public company directors’ and officers’ insurance and errors and omissions insurance. Although certain of the Company’s ratings stabilized in May of 2009, concerns about the Company’s financial strength had a negative effect on commercial directors’ and officers’ and contract surety lines of business for the first six months of 2009. As a substantial portion of the Company’s professional liability, fidelity and surety portfolio is sensitive to ratings changes, further adverse changes of the Company’s ratings or market perception of our financial strength could further deteriorate Specialty Commercial’s written premium for 2009. In addition, the departure of a number of staff at Hartford Financial Products during the month of June 2009 could adversely affect written premium growth in the short-term, particularly for commercial directors’ and officers’ accounts. Specialty Commercial written premium declined by 14% in the first six months of 2009.
For professional liability business within Specialty Commercial, the Company expects its losses from the fallout of the sub-prime mortgage market and the broader credit crisis to be manageable based on several factors. Principal among them is the diversified nature of the Company’s product and customer portfolio, with a majority of the Company’s total in-force professional liability net written premium derived from policyholders with privately-held ownership and, therefore, relatively low shareholder class action exposure. Reinsurance substantially mitigates the net limits exposed per policy and no single industry segment comprises 15% or more of the Company’s professional liability book of business by net written premium. About half of the Company’s limits exposed to federal shareholder class action claims filed in 2008 and the first six months of 2009 are under Side-A D&O insurance policies that provide protection to individual directors and officers only in cases where their company cannot indemnify them. In addition, 95% of the exposed limits are on excess policies rather than primary policies. Regarding the Madoff and Stanford alleged fraud cases which continue to evolve, based on a detailed ground-up review of all claims notices received to date and an analysis of potentially involved parties noted in press reports, the Company anticipates only a limited number of its policies and corresponding net limits to be exposed. The Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases, to be within its expected loss estimates.
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

Other Operations
The Other Operations segment will continue to manage the discontinued property and casualty operations of the Company, as well as claims (and associated reserves) related to asbestos, environmental and other exposures. The Company will continue to review various components of all of its reserves on a regular basis. The Company expects to perform its regular review of environmental liabilities in the third quarter of 2009. If there are significant developments that affect particular exposures, reinsurance arrangements or the financial condition of particular reinsurers, the Company will make adjustments to its reserves, or the portion of liabilities it expects to cede to reinsurers.
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
Performance Measures
DAC amortization ratio, return on assets (“ROA”)” or after-tax margin, excluding realized gains (losses) or DAC unlock are non-GAAP financial measures that the Company uses to evaluate, and believes are important measures of, segment operating performance. DAC amortization ratio, ROA or after-tax margin is the most directly comparable U.S. GAAP measure. The Hartford believes that the measures of DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC unlock provide investors with a valuable measure of the performance of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or periodic DAC unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so DAC amortization ratio, ROA and after-tax margin, excluding the realized gains (losses) and DAC unlock should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC unlocks occur when the Company determines that estimates of future gross profits should be revised in accordance with Statement of Financial Accounting Standards No. 97. As the DAC unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on DAC amortization ratio, ROA and after-tax margin is meaningful; however, it does distort the trend of DAC amortization ratio, ROA and after-tax margin. DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC unlock should not be considered as a substitute for DAC amortization ratio, ROA or after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, ROA and after-tax margin, excluding realized gains (losses) and DAC unlock and DAC amortization ratio, ROA and after-tax margin when reviewing the Company’s performance.

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

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product/Key Indicator Information	2009	2008	2009	2008
Retail U.S. Individual Variable Annuities
Account value, beginning of period	$68,166	$107,920	$74,578	$119,071
Net flows	(1,596)	(1,578)	(3,560)	(2,817)
Change in market value and other	9,043	(997)	4,595	(10,909)

Account value, end of period	$75,613	105,345	$75,613	105,345

Retail Mutual Funds
Assets under management, beginning of period	$28,706	$44,617	$31,032	$48,383
Net sales	1,127	1,901	627	3,022
Change in market value and other	4,875	721	3,049	(4,166)

Assets under management, end of period	$34,708	$47,239	$34,708	$47,239

Individual Life Insurance
Variable universal life account value, end of period	$5,049	$6,625	$5,049	$6,625
Universal life/interest sensitive whole life insurance in-force	53,213	50,298	53,213	50,298
Variable universal life insurance in-force	$76,946	$78,557	$76,946	$78,557

Retirement Plans Group Annuities
Account value, beginning of period	$21,852	$26,339	$22,198	$27,094
Net flows	(585)	611	46	1,511
Change in market value and other	2,223	79	1,246	(1,576)

Account value, end of period	$23,490	$27,029	$23,490	$27,029

Retirement Plans Mutual Funds
Assets under management, beginning of period	$14,144	$20,071	$14,838	$1,454
Net sales	(697)	(230)	(640)	(108)
Acquisitions	—	—	—	18,725
Change in market value and other	1,895	13	1,144	(217)

Assets under management, end of period	$15,342	$19,854	$15,342	$19,854

Japan Annuities
Account value, beginning of period	$30,946	$38,975	$34,495	$37,637
Net flows	(228)	597	(357)	1,260
Change in market value and other	2,230	997	1,508	(2,742)
Effect of currency translation	761	(2,447)	(1,937)	1,967

Account value, end of period	$33,709	$38,122	$33,709	$38,122

S&P 500 Index
Period end closing value	919	1,280	919	1,280
Daily average value	893	1,371	851	1,361
Assets under management, across all businesses, shown above, have had substantial reductions in values from prior year primarily due to declines in equity markets during 2008 and the first quarter of 2009. The changes in line of business assets under management have also been affected by:
•	Retail’s U.S. individual variable annuity business recorded lower deposits for the three and six months ended June 30, 2009 as a result of sharp equity market declines over the last twelve months.
•	Retail Mutual funds have seen a decline in net sales for the three and six months ended June 30, 2009 as a result of lower deposits driven by equity market declines and volatility.

•
Individual Life has increased its universal life/interest sensitive whole life insurance in-force by approximately 6% primarily as a result of continued strong sales of secondary guaranteed universal life insurance products. Individual life has experienced significant decreases in variable life insurance account values as a result of the declines in equity markets, while variable universal life in-force has declined slightly as a result of lower sales during the first three and six months of 2009, and aging of the variable universal life insurance block of business resulting in increasing mortality and surrender experience.

•	For the three months ended June 30, 2009, Retirement Plans has seen declines in net flows and net sales in group annuities and mutual funds due largely to a few large case surrenders.
•
International — For the three months ended June 30, 2009, Japan annuities have seen favorable effects from currency exchange rates. For the six months ended June 30, 2009, Japan annuities have seen an unfavorable impact from currency exchange rates. Net flows have decreased in Japan annuities due to increased competition from domestic and foreign insurers. In addition, Japan’s deposits have slowed significantly due to increased competition and the suspension of new sales in the second quarter of 2009.

Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. Investment earnings can also be influenced by factors such as the actions of the Federal Reserve and a decision to hold higher levels of short-term investments. The volatile nature of net investment spread is driven primarily by prepayment premiums on securities and earnings on limited partnership and other alternative investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Retail — Individual Annuity	21.7	bps	138.5	bps	2.4	bps	133.3	bps
Individual Life	88.4	bps	137.4	bps	76.6	bps	131.5	bps
Retirement Plans	59.2	bps	141.6	bps	53.1	bps	138.4	bps
Institutional (GICs, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(31.0	) bps	85.1	bps	(54.3	) bps	84.5	bps
•
Individual Annuity, Individual Life, Retirement Plans and Institutional net investment spread decreased primarily due to significant losses on limited partnership and other alternative investments during the three and six months ended June 30, 2009 compared to earnings in these classes in the comparable 2008 periods and lower yields on fixed maturities, partially offset by reduced credited rates for Individual Life, Retirement Plans and Institutional. Crediting rates for renewals on Retail — Individual Annuity’s market value adjusted annuities have increased, which has added to the decrease in Retail’s net investment spread. In addition, lower market interest rates and higher balances in cash and short-term investments have pressured spread levels. The Company expects these conditions to persist throughout 2009.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Group Benefits	2009	2008	2009	2008
Total premiums and other considerations	$1,074	$1,100	$2,212	$2,174
Fully insured ongoing sales (excluding buyouts)	$89	$135	$489	$516
•
The decrease in premiums and other considerations, excluding buyouts, for the three months ended June 30, 2009 was due primarily to reductions in the covered lives within our customer base, slightly higher cancellations and higher ceded premiums for certain reinsurance contracts.

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
The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third major category is the amortization of deferred policy acquisition costs and the present value of future profits (DAC amortization ratio), which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits) and excludes the effects of realized capital gains and losses. Retail individual annuity business accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for Life.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Retail
General insurance expense ratio (individual annuity)	23.4	bps	21.2	bps	22.6	bps	18.6	bps
DAC amortization ratio (individual annuity)	14.0%		47.4%		363.3%		47.8%
DAC amortization ratio (individual annuity) excluding DAC Unlock [1], [2]	71.0%		42.7%		68.0%		43.3%

Individual Life
Death benefits	$78		$88		$172		$179

Group Benefits
Total benefits, losses and loss adjustment expenses	$822		$811		$1,682		$1,599
Loss ratio (excluding buyout premiums)	76.5%		73.7%		76.0%		73.6%
Expense ratio (excluding buyout premiums)	28.1%		25.8%		26.2%		26.8%

International — Japan
General insurance expense ratio	45.8	bps	47.7	bps	44.6	bps	45.4	bps
DAC amortization ratio	(11.8%)		37.2%		736.4%		46.4%
DAC amortization ratio excluding DAC Unlock [2], [3], [4]	44.2%		39.3%		48.1%		39.2%

Institutional
General insurance expense ratio	10.7		16.1		10.7		14.5

[1]	Excludes the effects of realized gains and losses.

[2]	See Unlock and Sensitivity Analysis in the Critical Accounting Estimates section of the MD&A.

[3]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[4]	Excludes the effects of 3 Wins related charge of $62, pre-tax, on net income.

•	The Retail general insurance expense ratio increased primarily due to the impact of a sharply declining asset base on slightly lower expenses.

•
The Retail DAC amortization ratio (Individual Annuity) excluding realized gains (losses) and the effect of the DAC Unlock increased as a result of lower actual gross profits primarily due to equity market declines and lower returns on investments in limited partnerships and other alternative investments.

•
Individual Life death benefits decreased due to favorable mortality volatility partially offset by an increase in net amount at risk for variable universal life policies caused by equity market declines.

•	Group Benefits loss ratio increased due to unfavorable morbidity experience, which was largely the result of unfavorable reserve development.

•
Group Benefits expense ratio, excluding buyouts decreased for the six months ended June 30, 2009 compared to the prior year due primarily to lower commission expense on the experience rated business. For the three months ended June 30, 2009, the expense ratio, excluding buyouts increased due primarily to higher commission expense on the experience rated business.

•	International — Japan general insurance expense ratio decreased due to the restructuring of Japan’s operations.

•
International — Japan DAC amortization ratio, excluding DAC Unlock and certain realized gains or losses, increased due to actual gross profits being less than expected as a result of lower fees earned on declining assets resulting in a higher DAC amortization rate.

•	Institutional general insurance expense ratio decreased due to active expense management efforts and reduced information technology expenses.

Profitability
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. The Company uses the return on assets for the Individual Annuity, Retirement Plans and Institutional businesses for evaluating profitability. In Group Benefits and Individual Life, after-tax margin is a key indicator of overall profitability.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Ratios	2009		2008		2009		2008
Retail
Individual annuity return on assets (“ROA”)	89.8	bps	53.4	bps	(128.7	) bps	10.8	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(62.1	) bps	(10.8	) bps	10.5	bps	(47.9	) bps
Effect of DAC Unlock on ROA [2]	120.9	bps	—		(168.8	) bps	—

ROA excluding realized gains (losses) and DAC Unlock	31.0	bps	64.2	bps	29.6	bps	58.7	bps

Individual Life
After-tax margin	6.3%		10.5%		(0.3%)		9.2%
Effect of net realized gains (losses), net of tax and DAC on after — tax margin [1]	(8.1%)		(3.4%)		(7.1%)		(4.8%)
Effect of DAC Unlock on after-tax margin[2]	0.8%		—		(4.6%)		—

After — tax margin excluding realized gains (losses) and DAC Unlock	13.6%		13.9%		11.4%		14.0%

Retirement Plans
Retirement Plans ROA	(42.8	) bps	26.6	bps	(67.5	) bps	13.8	bps
Effect of net realized gains (losses), net of tax and DAC on ROA [1]	(51.3	) bps	(2.4	) bps	(42.2	) bps	(13.2	) bps
Effect of DAC Unlock on ROA [2]	1.0	bps	—		(29.5	) bps	—

ROA excluding realized gains (losses) and DAC Unlock	7.5	bps	29.0	bps	4.2	bps	27.0	bps

Group Benefits
After-tax margin (excluding buyouts)	1.2%		5.3%		3.5%		4.7%
Effect of net realized gains (losses), net of tax on after-tax margin [1]	(2.3%)		(1.7%)		(1.0%)		(1.8%)

After-tax margin excluding realized gains (losses)	3.5%		7.0%		4.5%		6.5%

International — Japan
International — Japan ROA	212.8	bps	71.6	bps	(53.4	) bps	43.8	bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [1] [3]	(54.4	) bps	5.2	bps	71.0	bps	(27.0	) bps
Effect of DAC Unlock on ROA [2]	217.7	bps	—		(142.0	) bps	—

ROA excluding realized gains (losses) and DAC Unlock	49.5	bps	66.4	bps	17.6	bps	70.8	bps

Institutional
Institutional ROA	(44.1	) bps	(19.4	) bps	(80.5	) bps	(48.5	) bps
Effect of net realized losses, net of tax and DAC on ROA [1]	(41.4	) bps	(36.8	) bps	(72.8	) bps	(64.3	) bps

ROA excluding realized losses	(2.7	) bps	17.4	bps	(7.7	) bps	15.8	bps

[1]	See “Realized Capital Gains and Losses by Segment” table within the Life Section of the MD&A.

[2]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.

[3]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.
•
The decrease in Individual Annuity’s ROA, excluding realized gains (losses) and the effect of the DAC Unlock, reflects significant losses on limited partnership and other alternative investments; and higher DAC rates due to lower actual gross profits over the past year.

•
The decrease in Individual Life’s after-tax margin, excluding realized gains (losses) and the effect of the DAC Unlock, was due to lower net investment income from limited partnership and other alternative investments and lower fees from equity market declines, partially offset by favorable mortality volatility, life insurance in-force growth and lower credited rates.

•
The decrease in Retirement Plans ROA, excluding realized gains (losses) and the effect of the DAC Unlock, was primarily driven by lower returns on limited partnership and other alternative investments.

•	The Group Benefit decrease in after-tax margin, excluding realized gains (losses), was primarily due to the unfavorable loss ratio.

•
International-Japan ROA, excluding realized gains (losses) and the effect of the DAC Unlock, declined primarily due to 3 Win related charges of $40, after tax in the first quarter of 2009. Excluding the effects of the 3 Win charge ROA would have been 41.2 bps. The decline of ROA excluding the 3 Win charge is due to lower surrender fees due to a reduction in lapses, an increase in the DAC amortization rate due to lower actual gross profits and a higher benefit margin.

•
The decrease in Institutional’s ROA, excluding realized gains (losses), is primarily due to a decline in limited partnership and other alternative investments income. The decrease is also due to lower yields on fixed maturity investments.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Life Operating Summary	2009	2008	Change	2009	2008	Change
Earned premiums	$1,114	$1,305	(15%)	$2,432	$2,534	(4%)
Fee income	1,059	1,381	(23%)	2,223	2,713	(18%)
Net investment income (loss)
Securities, available-for-sale and other	739	829	(11%)	1,428	1,648	(13%)
Equity securities, held for trading [1]	2,523	1,153	119%	1,799	(2,425)	NM

Total net investment income (loss)	3,262	1,982	65%	3,227	(777)	NM
Net realized capital gains (losses)	(329)	(228)	(44%)	36	(1,448)	NM

Total revenues [2]	5,106	4,440	15%	7,918	3,022	162%
Benefits, losses and loss adjustment expenses	1,354	1,760	(23%)	4,413	3,478	27%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	2,523	1,153	119%	1,799	(2,425)	NM
Amortization of deferred policy acquisition costs and present value of future profits	156	285	(45%)	1,892	230	NM
Insurance operating costs and other expenses	844	863	(2%)	1,596	1,680	(5%)

Total benefits, losses and expenses	4,877	4,061	20%	9,700	2,963	NM
Income (loss) before income taxes	229	379	(40%)	(1,782)	59	NM
Income tax expense (benefit)	53	45	18%	(700)	(120)	NM

Net income (loss) [3]	$176	$334	(47%)	$(1,082)	$179	NM

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $650 for the six months ended June 30, 2008.

[3]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $220 for the six months ended June 30, 2008.
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
The decrease in Life’s net income was due to the following:
•
Realized losses of $329 increased as compared to the comparable prior year period of $228 primarily due to impairments on investment securities. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

•
Declines in assets under management in Retail, primarily driven by market depreciation of $22.2 billion for Individual Annuity and $12.9 billion for retail mutual funds during the last twelve months, drove declines in fee income.

•
Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investments and fixed maturities income. See investment results.

Partially offsetting the decrease in Life’s net income were the following:
•	Life recorded a DAC Unlock benefit of $360, after-tax, during the second quarter of 2009. See Critical Accounting Estimates of the MD&A for a further discussion on the DAC Unlock.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
The decrease in Life’s net income was due to the following:
•	Life recorded a DAC Unlock charge of $1.1 billion, after-tax, during the first six months of 2009. See Critical Accounting Estimates of the MD&A for a further discussion on the DAC Unlock.
•
Declines in assets under management in Retail, primarily driven by market depreciation of $22.2 billion for Individual Annuity and $12.9 billion for retail mutual funds during the last twelve months, drove declines in fee income.

•
Net investment income on securities, available-for-sale and other, declined primarily due to declines in limited partnership and other alternative investments and fixed maturities income. See investment results for further discussion.

Partially offsetting the decrease in Life’s net income were the following:
•
Life reported realized gains of $36 in the first six months of 2009 as compared to realized losses of $1.4 billion in the comparable prior year period. The change from realized losses to gains is primarily due to gains related to changes in the GMWB liability in Retail and Other. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

Investment Results
The following table summarizes Life’s net investment income (loss).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$622	4.6%	$711	5.4%	$1,267	4.6%	$1,466	5.5%
Equity securities, AFS	16	7.6%	31	8.6%	31	7.1%	56	7.8%
Mortgage loans	70	5.0%	74	6.0%	140	5.0%	143	5.9%
Policy loans	36	6.6%	34	6.4%	72	6.5%	67	6.3%
Limited partnerships and other alternative investments	(51)	(19.7%)	9	2.7%	(166)	(30.6%)	(8)	(1.2%)
Other [3]	64	—	(9)	—	120	—	(41)	—
Investment expense	(18)	—	(21)	—	(36)	—	(35)	—

Total net investment income excl. equity securities, trading	739	4.3%	829	5.3%	1,428	4.1%	1,648	5.3%
Equity securities, trading [4]	2,523	—	1,153	—	1,799	—	(2,425)	—

Total net investment income (loss)	$3,262	—	$1,982	—	$3,227	—	$(777)	—

[1]
Yields calculated using net investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding collateral received associated with the securities lending program and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]
Includes income from derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities. Also includes fees associated with securities lending activities of $(1) and $(4), for the three and six months ended June 30, 2009, respectively, and $(17) and $(39) for the three and six months ended June 30, 2008, respectively. The income from securities lending activities is included within fixed maturities.

[4]	Includes investment income and mark-to-market effects of equity securities, trading.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net investment income, excluding equity securities, trading, decreased $90, or 11%, and $220, or 13%, for the three and six months ended June 30, 2009, compared to the prior year periods, primarily due to lower income on fixed maturities and limited partnerships and other alternative investments. The decline in fixed maturity income was primarily due to lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to securities with greater market liquidity but lower yield such as U.S. Treasuries and short-term investments. A portion of this decline was offset by income from interest rate swaps reported above as other income. The decline in limited partnerships and other alternative investments income was largely due to negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. Based upon the current interest rate and credit environment, Life expects a lower average portfolio yield for 2009 as compared to 2008, including a negative yield on limited partnerships and other alternative investments.
The increase in net investment income on equity securities, trading, for the three and six months ended June 30, 2009 compared to the prior year period was primarily attributed to the market performance of the underlying investment funds supporting the Japanese variable annuity product.

The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table presents Life’s invested assets by type.
Composition of Invested Assets

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$43,980	71.5%	$45,182	71.3%
Equity securities, AFS, at fair value	642	1.0%	711	1.1%
Mortgage loans on real estate [1]	5,503	8.9%	5,684	9.0%
Policy loans, at outstanding balance	2,204	3.6%	2,208	3.5%
Limited partnerships and other alternative investments	875	1.4%	1,129	1.8%
Other investments [2]	954	1.6%	1,473	2.3%
Short-term investments	7,365	12.0%	6,937	11.0%

Total investments excl. equity securities, trading	61,523	100.0%	63,324	100.0%
Equity securities, trading, at fair value [3]	30,813		30,820

Total investments	$92,336		$94,144

[1]	Consist of commercial and agricultural loans.

[2]	Primarily relates to derivative instruments.

[3]	These assets primarily support the International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments decreased $1.8 billion since December 31, 2008, primarily due to declines in fixed maturities, other investments, and limited partnerships and other alternative investments, partially offset by an increased investment in short-term investments. The decline in fixed maturities is primarily attributable to the unwind of the term lending program of approximately $2.2 billion, partially offset by improved security valuations due to credit spread tightening. The decline in other investments primarily related to a decrease in value of derivative instruments as a result of rising interest rates. Limited partnerships and other alternative investments declined due to hedge fund redemptions and negative re-valuations of the underlying investments associated with primarily the real estate and private equity markets. Short-term investments increased in preparation for funding liability outflows, as well as the contribution to Life of approximately $500 of funds initially received by the Company from the U.S. Department of Treasury’s Capital Purchase Program. For further information on the Capital Purchase Program, see the Capital Resources and Liquidity Section of the MD&A.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for three months ended June 30, 2009

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gross gains on sale	$36	$7	$10	$7	$—	$15	$8	$83
Gross losses on sale	(70)	(17)	(5)	(16)	(9)	(29)	(2)	(148)
Impairments	(52)	(11)	(40)	(12)	(4)	(130)	(17)	(266)
Japanese fixed annuity contract hedges, net	—	—	—	—	(6)	—	—	(6)
Periodic net coupon settlements on credit derivatives/Japan	(4)	(1)	(2)	—	2	(2)	(2)	(9)
Results of variable annuity hedge program
GMWB derivatives, net	621	—	—	—	50	—	—	671
Macro hedge program	(472)	—	—	—	(96)	—	—	(568)

Total results of variable annuity hedge program	149	—	—	—	(46)	—	—	103
Other, net	(67)	(25)	(43)	(20)	35	51	(17)	(86)

Total net realized capital gains (losses)	(8)	(47)	(80)	(41)	(28)	(95)	(30)	(329)
Income tax expense (benefit) and DAC	115	(20)	(32)	(14)	(6)	(32)	(13)	(2)

Total gains (losses), net of tax and DAC	$(123)	$(27)	$(48)	$(27)	$(22)	$(63)	$(17)	$(327)

Net realized gains (losses) for three months ended June 30, 2008

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gross gains on sale	$6	$2	$4	$7	$—	$12	$10	$41
Gross losses on sale	(10)	(6)	(6)	(3)	(1)	(32)	13	(45)
Impairments	(31)	(5)	(9)	(33)	(1)	(45)	—	(124)
Japanese fixed annuity contract hedges, net	—	—	—	—	(9)	—	—	(9)
Periodic net coupon settlements on credit derivatives/Japan	(1)	(1)	—	—	(11)	1	1	(11)
Results of variable annuity hedge program
GMWB derivatives, net	(15)	—	—	—	2	—	—	(13)
Macro hedge program	(4)	—	—	—	—	—	—	(4)

Total results of variable annuity hedge program	(19)	—	—	—	2	—	—	(17)
Other, net	(17)	(13)	(8)	(8)	22	(23)	16	(63)

Total net realized capital gains (losses)	(72)	(23)	(19)	(37)	2	(87)	8	(228)
Income tax expense (benefit) and DAC	(40)	(10)	(16)	(14)	(1)	(31)	4	(108)

Total gains (losses), net of tax and DAC	$(32)	$(13)	$(3)	$(23)	$3	$(56)	$4	$(120)

Net realized gains (losses) for six months ended June 30, 2009

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gross gains on sale	$52	$11	$18	$15	$58	$29	$36	$219
Gross losses on sale	(290)	(22)	(37)	(6)	(54)	(111)	(17)	(537)
Impairments	(85)	(13)	(47)	(18)	(6)	(238)	(44)	(451)
Japanese fixed annuity contract hedges, net	—	—	—	—	35	—	—	35
Periodic net coupon settlements on credit derivatives/Japan	(8)	(2)	(4)	(1)	(3)	(4)	(3)	(25)
Results of variable annuity hedge program
GMWB derivatives, net	1,215	—	—	—	45	—	—	1,260
Macro hedge program	(314)	—	—	—	(50)	—	—	(364)

Total results of variable annuity hedge program	901	—	—	—	(5)	—	—	896
Other, net	(108)	(54)	(69)	(28)	193	(10)	(25)	(101)

Total net realized capital gains (losses)	462	(80)	(139)	(38)	218	(334)	(53)	36
Income tax expense (benefit) and DAC	406	(34)	(56)	(13)	82	(116)	(19)	250

Total gains (losses), net of tax and DAC	$56	$(46)	$(83)	$(25)	$136	$(218)	$(34)	$(214)

Net realized gains (losses) for six months ended June 30, 2008

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gross gains on sale	$20	$2	$7	$13	$(1)	$13	$30	$84
Gross losses on sale	(28)	(15)	(21)	(15)	(10)	(47)	(19)	(155)
Impairments	(64)	(32)	(36)	(40)	(22)	(151)	(10)	(355)
Japanese fixed annuity contract hedges, net	—	—	—	—	(23)	—	—	(23)
Periodic net coupon settlements on credit derivatives/Japan	(2)	(1)	(1)	—	(18)	1	3	(18)
SFAS 157 transition impact	(616)	—	—	—	(34)	—	—	(650)
Results of variable annuity hedge program
GMWB derivatives, net	(126)	—	—	—	3	—	—	(123)
Macro hedge program	5	—	—	—	—	—	—	5

Total results of variable annuity hedge program	(121)	—	—	—	3	—	—	(118)
Other, net	(17)	(11)	(4)	(31)	(6)	(122)	(22)	(213)

Total net realized capital losses	(828)	(57)	(55)	(73)	(111)	(306)	(18)	(1,448)
Income tax benefit and DAC	(534)	(23)	(29)	(26)	(50)	(108)	(8)	(778)

Total losses, net of tax and DAC	$(294)	$(34)	$(26)	$(47)	$(61)	$(198)	$(10)	$(670)

For the three and six months ended June 30, 2009 and 2008, the circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross gains and losses on sale	•	Gross gains on sale for the three and six months ended June 30, 2009 were predominantly within corporate, government and CMO securities. Gross losses were primarily within financial services, government and CMBS. These losses resulted primarily from an effort to reduce portfolio risk while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

	•	Gross gains on sales for the three and six months ended June 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales for the three and six months ended June 30, 2008 were primarily comprised of corporate securities, municipal securities and CMBS, as well as $17 of CLOs. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Net impairment losses	•	For further information, see Other-Than-Temporary Impairment Losses within the Investment Credit Risk Section of the MD&A.

Variable annuity hedge program	•	The net gain associated with GMWB related derivatives for the three and six months ended June 30, 2009, was primarily due to market-based valuation changes, including a decrease in equity volatility levels and an increase in interest rates, as well as policyholder behavior and liability model assumption updates. For more information on the policyholder behavior and liability model assumption updates, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements. The net loss on the macro hedge program was primarily the result of an increase in the equity markets and the impact of trading activity.

	•	The net losses on GMWB related derivatives for the six months ended June 30, 2008, were primarily due to the transition to SFAS 157 and liability model assumption updates for mortality.

Other, net	•	Other, net losses for the three months ended June 30, 2009 primarily resulted from net losses on credit derivatives used to economically hedge fixed maturities driven by credit spread tightening and transactional foreign currency, predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in OCI. Also included were valuation allowances on impaired mortgage loans of $38. These losses were partially offset by net gains related to the Japan 3Win contract hedges resulting from rising interest rates.

	•	Other, net losses for the six months ended June 30, 2009 primarily resulted from net losses on credit derivatives used to economically hedge fixed maturities driven by credit spread tightening and valuation allowances on impaired mortgage loans of $85. These losses were offset by net gains related to transactional foreign currency and the Japan 3Win contract hedges.

	•	Other, net losses for the three and six months ended June 30, 2008 were primarily related to net losses on credit derivatives of $50 and $207, respectively. The net losses on credit derivatives in the first quarter were due to significant credit spread widening on credit derivatives that assume credit exposure. The net losses on credit derivatives in the second quarter were due to credit spreads tightening significantly on credit derivatives that reduce credit exposure on certain referenced corporate entities. Included in the six months ended June 30, 2008 were losses incurred on HIMCO managed CLOs.

RETAIL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$481	$759	(37%)	$1,034	$1,506	(31%)
Earned premiums	(4)	(7)	43%	(2)	(13)	85%
Net investment income	178	192	(7%)	358	383	(7%)
Net realized capital gains (losses)	(8)	(72)	89%	462	(828)	NM

Total revenues [1]	647	872	(26%)	1,852	1,048	77%
Benefits, losses and loss adjustment expenses	90	193	(53%)	946	390	143%
Insurance operating costs and other expenses	260	327	(20%)	505	639	(21%)
Amortization of deferred policy acquisition costs and present value of future profits	52	168	(69%)	1,353	12	NM

Total benefits, losses and expenses	402	688	(42%)	2,804	1,041	169%
Income (loss) before income taxes	245	184	33%	(952)	7	NM
Income tax expense (benefit)	53	14	NM	(400)	(86)	NM

Net income (loss) [2]	$192	$170	13%	$(552)	$93	NM

Assets Under Management
Individual variable annuity account values				$75,613	$105,345	(28%)
Individual fixed annuity and other account values				11,949	10,366	15%
Other retail products account values [3]				—	578	(100%)

Total account values [4]				87,562	116,289	(25%)
Retail mutual fund assets under management				34,708	47,239	(27%)
Other mutual fund assets under management				985	2,276	(57%)

Total mutual fund assets under management				35,693	49,515	(28%)

Total assets under management				$123,255	$165,804	(26%)

[1]	During the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in revenues of $616.

[2]	During the six months ended June 30, 2008, the transition impact related to the SFAS 157 adoption was a reduction in net income of $209.

[3]	Specialty products / Other transferred to International, effective January 1, 2009 on a prospective basis.

[4]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net income increased for the three months ended June 30, 2009 primarily related to the second quarter 2009 DAC Unlock benefit of $253. The DAC Unlock benefit was driven by improvements in equity markets since the first quarter of 2009. Partially offsetting the impact of the DAC Unlock was the effect of equity market declines, compared to the second quarter 2008, on variable annuity and mutual fund fee income.
Net income decreased for the six months ended June 30, 2009 primarily due to the net impact of the 2009 DAC Unlocks. Individual Annuity incurred a $985 DAC Unlock charge in the first quarter 2009, partially offset by the $253 DAC Unlock benefit in the second quarter 2009. Also contributing to the decrease was the effect of equity market declines on variable annuity and mutual fund income.
Net realized capital gains (losses) improved for the three and six months ended June 30, 2009. The changes in net realized capital gains and losses primarily relate to the results of the U.S. variable annuity hedge program. For the three and six months ended June 30, 2009, the net GMWB realized gain was $621 and $1.2 billion, respectively, due primarily to changes in volatility levels and interest rates, basis differentials, and assumption updates in the Company’s hedging models. Offsetting the net gain on GMWB financial instruments were losses on the Company’s macro hedge program of $472 and $314 for the three and six months ended June 30, 2009, respectively. Losses on the macro hedge program were primarily driven by increases in equity markets.

For further discussion of realized capital gains and losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2009 Unlocks, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other decreased primarily as a result of lower variable annuity fee income due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $22.7 billion and net outflows of $7.0 billion during the last 12 months. Net outflows were driven by decreased sales, and continued surrender activity resulting from the aging of the variable annuity in-force block of business. Also contributing to the decrease in fee income was lower mutual fund fees due to declining assets under management primarily driven by market depreciation of $12.9 billion, partially offset by $445 of net flows during the last 12 months.

Net investment income	•	Net investment income was lower primarily due to a decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturities primarily due to short-term interest rate declines and a greater percentage of short-term investments in the asset portfolio, partially offset by an increase in general account assets.

Benefits, losses and loss adjustment expenses	•	For the three months ended June 30, 2009 benefits, losses and loss adjustment expenses decreased primarily as a result of the impact of the second quarter 2009 Unlock.

	•	For the six months ended June 30, 2009, benefits, losses and loss adjustment expenses increased primarily as a result of the impact of the net 2009 Unlocks which increased the benefit ratio used in the calculation of GMDB reserves.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased primarily as a result of lower asset based trail commissions due to equity market declines.

Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	•	For the three months ended June 30, 2009, amortization of DAC decreased primarily due to the impact of the second quarter 2009 Unlock benefit as compared to the second quarter of 2008, when there was no Unlock.

	•	For the six months ended June 30, 2009, amortization of DAC increased primarily due to the net impact of the 2009 Unlocks as compared to 2008, when there was no Unlock. Additionally, the adoption of SFAS 157 at the beginning of the first quarter of 2008 resulted in a DAC benefit.

Income tax expense (benefit)	•	For the three months ended June 30, 2009 income tax expense increased compared with the respective prior year period as a result of higher pre-tax income and a decline in DRD and other permanent differences.

	•	For the six months ended June 30, 2009, the income tax benefit is caused by the pre-tax losses driven by the factors previously discussed. The difference from a 35% tax rate is caused by the recognition of tax benefits associated with the dividends received deduction and foreign tax credits. For the six months ended June 30, 2008, the income tax benefit on the pre-tax income is caused by the recognition of tax benefits associated with the dividends received deduction and foreign tax credits.

INDIVIDUAL LIFE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$238	$235	1%	$530	$455	16%
Earned premiums	(20)	(19)	(5%)	(39)	(37)	(5%)
Net investment income	84	92	(9%)	163	180	(9%)
Net realized capital losses	(47)	(23)	(104%)	(80)	(57)	(40%)

Total revenues	255	285	(11%)	574	541	6%
Benefits, losses and loss adjustment expenses	147	153	(4%)	311	307	1%
Insurance operating costs and other expenses	46	51	(10%)	94	98	(4%)
Amortization of deferred policy acquisition costs and present value of future profits	41	40	3%	180	69	161%

Total benefits, losses and expenses	234	244	(4%)	585	474	23%
Income (loss) before income taxes	21	41	(49%)	(11)	67	NM
Income tax expense (benefit)	5	11	(55%)	(9)	17	NM
Net income (loss)	$16	$30	(47%)	$(2)	$50	NM
Account Values
Variable universal life insurance				$5,049	$6,625	(24%)
Universal life/interest sensitive whole life				4,876	4,569	7%
Modified guaranteed life and other				634	664	(5%)

Total account values				$10,559	$11,858	(11%)

Life Insurance In-force
Variable universal life insurance				$76,946	$78,557	(2%)
Universal life/interest sensitive whole life				53,213	50,298	6%
Term life				66,955	57,371	17%
Modified guaranteed life and other				926	947	(2%)

Total life insurance in-force				$198,040	$187,173	6%

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net income decreased for the three and six months ended June 30, 2009, driven primarily by net realized capital losses and the impact of the Unlock in the first quarter of 2009. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	Fee income and other increased for the three and six months ended June 30, 2009 primarily due to an increase in cost of insurance charges of $10 and $22, respectively, as a result of growth in guaranteed universal life insurance in-force. Also contributing to the increase in the six months ended June 30, 2009 was the impact of the first quarter 2009 Unlock. Partially offsetting these increases were lower variable life fees as a result of equity market declines.

Net investment income	•	Net investment income was lower for the three and six months ended June 30, 2009 primarily due to a decline in income from limited partnership and other alternative investments of $7 and $19, respectively, combined with lower yields on fixed maturity investments, partially offset by growth in general account values.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expenses for the three months ended June 30, 2009 improved slightly over the prior year period due to lower death benefits related to favorable mortality experience partially offset by increased claims costs as a result of an increase in net amount at risk for variable universal life policies caused by equity market declines. For the six months ended June 30, 2009, benefits, losses, and loss adjustment expenses increased slightly over the prior year period as a result of reserve increases on certain products partially offset by favorable mortality experience.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased as a result of continued active expense management efforts.

Amortization of DAC	•	Amortization of DAC increased primarily as a result of the Unlock charge in the first quarter of 2009, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase in DAC amortization had a partial offset in amortization of deferred revenues, included in fee income.

Income tax expense (benefit)	•	For the three and six months ended June 30, 2009, the income tax expense (benefit) as compared to the prior year’s income tax expense was a result of lower earnings before income taxes primarily due to an increase in net realized capital losses and the effects of the first quarter 2009 Unlock.

RETIREMENT PLANS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$79	$97	(19%)	$151	$165	(8%)
Earned premiums	1	1	—	2	2	—
Net investment income	80	91	(12%)	157	180	(13%)
Net realized capital losses	(80)	(19)	NM	(139)	(55)	(153%)

Total revenues	80	170	(53%)	171	292	(41%)
Benefits, losses and loss adjustment expenses	68	66	3%	142	131	8%
Insurance operating costs and other expenses	81	92	(12%)	160	153	5%
Amortization of deferred policy acquisition costs and present value of future profits	(3)	(8)	63%	78	(1)	NM

Total benefits, losses and expenses	146	150	(3%)	380	283	34%
Income (loss) before income taxes	(66)	20	NM	(209)	9	NM
Income tax benefit	(26)	(11)	(136%)	(81)	(17)	NM

Net income (loss)	$(40)	$31	NM	$(128)	$26	NM

Assets Under Management
403(b)/457 account values				$9,955	$12,197	(18%)
401(k) account values				13,535	14,832	(9%)

Total account values [1]				23,490	27,029	(13%)
403(b)/457 mutual fund assets under management				165	106	56%
401(k) mutual fund assets under management				15,177	19,748	(23%)

Total mutual fund assets under management				15,342	19,854	(23%)

Total assets under management				$38,832	$46,883	(17%)

Total assets under administration — 401(k)				$5,372	$6,282	(14%)

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net loss in Retirement Plans increased due to higher net realized capital losses, the DAC Unlock in the first quarter of 2009 and lower net investment income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. For further discussion of the DAC Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other	•	For the three and six months ended June 30, 2009, fee income and other decreased primarily due to lower average account values as a result of market depreciation of $8.0 billion over the past 12 months.

Net investment income	•	Net investment income declined due to a decrease in the returns from limited partnership and other alternative investment income.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses decreased for the three months ended June 30, 2009 due to expense management initiatives and higher expenses incurred in the prior year period associated with the acquired businesses. For the six months ended June 30, 2009, insurance operating costs and other expenses increased primarily due to the first half of 2009 including a full six months of operating expenses associated with the businesses acquired in the latter part of the first quarter of 2008.

Amortization of DAC	•	Amortization of deferred policy acquisition costs and present value of future profits increased for the six months ended June 30, 2009 as a result of the DAC Unlock in the first quarter of 2009.

Income tax benefit	•	For the three and six months ended June 30, 2009 the income tax benefit is greater than the prior year periods income tax benefit due to lower income before income taxes primarily due to increased realized capital losses and the DAC Unlock in the first quarter of 2009. Differences from tax rates of 35% are caused by the recognition of tax benefits associated with the dividends received deduction.

GROUP BENEFITS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Premiums and other considerations	$1,074	$1,100	(2%)	$2,212	$2,174	2%
Net investment income	102	113	(10%)	193	219	(12%)
Net realized capital losses	(41)	(37)	(11%)	(38)	(73)	48%

Total revenues	1,135	1,176	(3%)	2,367	2,320	2%
Benefits, losses and loss adjustment expenses	822	811	1%	1,682	1,599	5%
Insurance operating costs and other expenses	287	270	6%	551	555	(1%)
Amortization of deferred policy acquisition costs	15	14	7%	29	27	7%

Total benefits, losses and expenses	1,124	1,095	3%	2,262	2,181	4%
Income before income taxes	11	81	(86%)	105	139	(24%)
Income tax expense (benefit)	(3)	19	NM	22	31	(29%)

Net income	$14	$62	(77%)	$83	$108	(23%)

Earned Premiums and Other
Fully insured — ongoing premiums	$1,066	$1,090	(2%)	$2,192	$2,156	2%
Other	8	10	(20%)	20	18	11%

Total earned premiums and other	$1,074	$1,100	(2%)	$2,212	$2,174	2%

Ratios, excluding buyouts
Loss ratio	76.5%	73.7%		76.0%	73.6%
Loss ratio, excluding financial institutions	81.8%	77.8%		80.2%	78.3%
Expense ratio	28.1%	25.8%		26.2%	26.8%
Expense ratio, excluding financial institutions	23.4%	22.3%		22.4%	22.4%
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
The decrease in net income for the three and six months ended June 30, 2009, was primarily due to higher benefits, losses and loss adjustment expenses and lower net investment income. Partially offsetting the decline for the six months ended June 30, 2009 was lower realized capital losses in 2009 as compared to 2008. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Premiums and other considerations	•	Premiums and other considerations increased for the six months ended June 30, 2009, largely due to business growth driven by new sales and persistency over the last twelve months. However, premiums and other considerations decreased for the three months ended June 30, 2009 due primarily to reductions in the covered lives within our customer base, slightly higher cancellations and higher ceded premiums for certain reinsurance contracts.

Net investment income	•	For the three and six months ended June 30, 2009, net investment income decreased primarily as a result of lower yields on fixed maturity investments and lower limited partnership and other alternative investment returns.

Benefits, losses and loss adjustment expenses/Loss ratio	•	The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) increased primarily due to unfavorable morbidity experience, which was largely the result of unfavorable reserve development from the 2008 incurral loss year. The experience rated financial institutions business also contributed to the unfavorable results for the six months ended, but was favorable for the three months ended. The impact of the experience rated business inversely affects the commission expense.

Expense ratio	•	The segment’s expense ratio, excluding buyouts decreased for the six months ended June 30, 2009 compared to the prior year due primarily to lower commission expense on the experience rated business. For the three months ended June 30, 2009, the expense ratio, excluding buyouts increased due primarily to higher commission expense on the experience rated business.

INTERNATIONAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income	$199	$229	(13%)	$383	$459	(17%)
Earned premiums	(1)	(3)	67%	(3)	(5)	40%
Net investment income	52	38	37%	96	70	37%
Net realized capital gains (losses)	(28)	2	NM	218	(111)	NM

Total revenues [1]	222	266	(17%)	694	413	68%
Benefits, losses and loss adjustment expenses	(115)	15	NM	515	31	NM
Insurance operating costs and other expenses	81	80	1%	165	150	10%
Amortization of deferred policy acquisition costs and present value of future profits	49	66	(26%)	245	112	119%

Total benefits, losses and expenses	15	161	(91%)	925	293	NM
Income (loss) before income taxes	207	105	97%	(231)	120	NM
Income tax expense (benefit)	88	33	167%	(57)	40	NM

Net income [2]	$119	$72	65%	$(174)	$80	NM

Assets Under Management — Japan
Japan variable annuity account values				$29,272	$35,910	(18%)
Japan MVA fixed annuity and other account values [3]				4,437	2,212	101%

Total assets under management — Japan				$33,709	$38,122	(12%)

[1]	The transition impact related to the SFAS 157 adoption was a reduction in revenues of $34 during the six months ended June 30, 2008.

[2]	The transition impact related to the SFAS 157 adoption was a reduction in net income of $11 during the six months ended June 30, 2008.

[3]	Japan fixed annuity and other account values includes an increase due to the net triggering impact of the GMIB pay-out annuity account value for the 3 Win product of $1.9 billion as of June 30, 2009.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net income increased for the three months ended June 30, 2009 as a result of a favorable second quarter 2009 Unlock, partially offset by a decrease in fee income and increased realized capital losses. Net income decreased for the six months ended June 30, 2009 due to an unfavorable first quarter 2009 Unlock and lower fee income, partially offset by realized capital gains and a favorable second quarter 2009 Unlock. For further discussion on the Unlocks, see the Critical Accounting Estimates section of the MD&A. For further discussion of realized capital gains, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income:

Fee income	•	Fee income decreased $30 and $76, for the three and six months ended June 30, 2009, respectively. The decrease was driven by lower variable annuity fee income due to a decline in Japan’s variable annuity account values. The decrease in account values over the prior year was attributed to market value depreciation of $6.7 billion and net outflows of $2.9 billion. Net outflows were primarily driven by the 3 Win trigger. Market depreciation and net outflows were partially offset by the strengthening of the dollar which caused an increase in account values of $3 billion.

Benefits, losses and loss adjustment expenses	•	Benefits, losses and loss adjustment expense decreased for the three months ended June 30, 2009, as a result of a favorable Unlock in the second quarter of 2009, partially offset by increased claim costs. For the six months ended June 30, 2009, benefits, losses, and loss adjustment expenses increased, driven by an unfavorable Unlock in the first quarter of 2009, a 3 Win related charge of $39, after-tax, and increased claim cost. Unfavorable drivers were partially offset by a favorable second quarter Unlock. For further discussion on the Unlocks, see the Critical Accounting Estimates section of the MD&A.

Insurance operating costs and other expenses	•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2009 due to investments in Other International operations in the first quarter 2009, as well as lower capitalization of deferred policy acquisition costs, as acquisition costs exceeded pricing allowables.

Amortization of DAC	•	Amortization of DAC decreased for the three months ended June 30, 2009, as a result of a favorable Unlock in the second quarter of 2009. For the six months ended June 30, 2009, amortization of DAC increased, driven by an unfavorable Unlock in the first quarter of 2009 partially offset by a favorable second quarter Unlock. For further discussion on the Unlocks, see the Critical Accounting Estimates section of the MD&A.

Income tax expense (benefit)	•	Income tax expense (benefit) for the three and six months ended June 30, 2009 is a function of pre-tax income (loss) driven by the drivers explained above.

INSTITUTIONAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$38	$38	—	$78	$79	(1%)
Earned premiums	74	242	(69%)	282	430	(34%)
Net investment income	220	279	(21%)	414	573	(28%)
Net realized capital losses	(95)	(87)	(9%)	(334)	(306)	(9%)

Total revenues	237	472	(50%)	440	776	(43%)
Benefits, losses and loss adjustment expenses	323	488	(34%)	770	946	(19%)
Insurance operating costs and other expenses	17	30	(43%)	44	58	(24%)
Amortization of deferred policy acquisition costs and present value of future profits	2	5	(60%)	7	11	(36%)

Total benefits, losses and expenses	342	523	(35%)	821	1,015	(19%)
Loss before income taxes	(105)	(51)	(106%)	(381)	(239)	(59%)
Income tax benefit	(39)	(21)	(86%)	(141)	(89)	(58%)

Net loss	$(66)	$(30)	(120%)	$(240)	$(150)	(60%)

Assets Under Management
Institutional account values [1]				$23,928	$25,546	(6%)
Private Placement Life Insurance account values [1]				32,594	32,944	(1%)
Mutual fund assets under management				3,654	3,844	(5%)

Total assets under management				$60,176	$62,334	(3%)

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Net loss in Institutional increased for the three and six months ended June 30, 2009, primarily due to a decline in net investment spread and increased net realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to changes in net loss:

Earned premiums
•     Earned premiums decreased for the three and six months ended June 30, 2009 as ratings downgrades reduced payout annuity sales. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

Net investment income
•     Net investment income declined for the three and six months ended June 30, 2009, due to decreased returns on limited partnership and other alternative investments of $(25) and $(67). Additional decline is attributable to lower yields on variable rate securities due to declines in short-term interest rates, and an increased allocation to lower yielding U.S. Treasuries and short-term investments. The lower yield on variable rate securities was partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses decreased for the three and six months ended June 30, 2009 due to active expense management efforts and reduced information technology expenses.

Income tax benefit
•     The income tax benefit for the three and six months ended June 30, 2009 increased compared to the prior year primarily due to a decline in income before taxes due to a decline in net investment spread and increased realized capital losses. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

OTHER

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$14	$14	—	$27	$32	(16%)
Net investment income (loss):
Securities available-for sale and other	23	24	(4%)	47	43	9%
Equity securities, trading [1]	2,523	1,153	119%	1,799	(2,425)	NM

Total net investment income (loss)	2,546	1,177	116%	1,846	(2,382)	NM
Net realized capital gains (losses)	(30)	8	NM	(53)	(18)	(194%)

Total revenues	2,530	1,199	111%	1,820	(2,368)	NM
Benefits, losses and loss adjustment expenses	19	34	(44%)	47	74	(36%)
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	2,523	1,153	119%	1,799	(2,425)	NM
Insurance operating costs and other expenses	72	13	NM	77	27	185%

Total benefits, losses and expenses	2,614	1,200	118%	1,923	(2,324)	NM
Loss before income taxes	(84)	(1)	NM	(103)	(44)	(134%)
Income tax benefit	(25)	—	—	(34)	(16)	(113%)

Net loss	$(59)	$(1)	NM	$(69)	$(28)	(146%)

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

Net investment income (loss)
•     Net investment income (loss) on securities available-for sale and other increased for the six months ended June 30, 2009 as compared to the prior year period due to declines in yields on fixed maturity investments and declines in limited partnerships and other alternative investment income offset by the effects of inter-segment eliminations.

Net realized capital gains (losses)	• See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Benefits, losses and loss adjustment expenses	• Benefits, losses and loss adjustment expenses decreased for the three and six months ended June 30, 2009 due to inter-segment eliminations of $19 and $30, respectively.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses increased for the three and six months ended June 30, 2009 due to restructuring costs that are severance benefits and other costs associated with the suspension of sales in International’s Japan and European operations. See Note 17 of Notes to Condensed Consolidated Financial Statements for further details on the Company’s restructuring, severance and other costs.

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
Total Property & Casualty Financial Highlights
The following discusses Property & Casualty financial highlights for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.
Premium revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Written Premiums [1]
Personal Lines	$1,045	$1,029	$1,989	$1,965
Small Commercial	643	679	1,336	1,422
Middle Market	482	529	1,008	1,094
Specialty Commercial	292	346	587	686
Other Operations	1	2	2	4

Total	$2,463	$2,585	$4,922	$5,171

Earned Premiums [1]
Personal Lines	$985	$980	$1,964	$1,963
Small Commercial	643	683	1,295	1,370
Middle Market	538	575	1,086	1,168
Specialty Commercial	311	346	643	696
Other Operations	1	2	1	3

Total	$2,478	$2,586	$4,989	$5,200

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Earned Premiums
Total Property & Casualty earned premiums decreased by $108, or 4%, for the three month period and by $211, or 4%, for the six month period, primarily due to lower earned premiums in Small Commercial, Middle Market and Specialty Commercial.

Personal Lines
•     Earned premium increased slightly to $985 for the three month period and remained relatively flat at $1,964 for the six month period. For the three month period, an $18, or 3%, increase in AARP earned premiums was partially offset by a $13, or 4% decrease in Agency and Other earned premiums. For the six month period a $34, or 2%, increase in AARP earned premiums was offset by a $33, or 6% decrease in Agency and Other earned premiums. AARP earned premiums grew primarily due to an increase in earned pricing and an increase in new business since the fourth quarter of 2008, partially offset by a decrease in premium renewal retention over the same period. Partially offsetting the increase in earned premium was the effect of a shift to more preferred market segment business (which lowers average premium) and the effect of the economic downturn causing consumers to take action to lower their premiums. Agency earned premium decreased by $12, or 4%, for the three month period and by $28, or 5%, for the six month period, largely due to a decline in premium renewal retention and a shift to more preferred market segment business (which lowers average premium) and the effect of the economic downturn causing consumers to take actions to lower their premiums. Partially offsetting the factors decreasing earned premium was an increase in earned pricing and an increase in new business in the first six months of 2009.

Small Commercial
•     Earned premium decreased by $40, or 6%, for the three month period and by $75, or 5%, for the six month period, primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last nine months of 2008 and first three months of 2009 in all lines, including workers’ compensation, package business and commercial auto. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, the effects of the economic downturn and competitor actions to increase market share and increase business appetite in certain classes of risks have contributed to the decrease in earned premium in the first six months of 2009.

Middle Market
•     Earned premium decreased by $37, or 6%, for the three month period and by $82, or 7%, for the six month period, primarily driven by decreases in general liability and commercial auto driven by earned pricing decreases and the effect of a decline in new business and premium renewal retention over the last nine months of 2008 and first three months of 2009. Middle Market workers’ compensation earned premium increased modestly as the effect of an increase in new business written premium over the last nine months of 2008 and first three months of 2009 was partially offset by lower earned audit premium.

Specialty Commercial
•     Earned premium decreased by $35, or 10%, for the three month period and by $53, or 8%, for the six month period, driven primarily by a decrease in property business due largely to the sale of the Company’s core excess and surplus lines property business in the first quarter of 2009.

Net income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Underwriting results before catastrophes and prior accident years development	$236	$237	$482	$550
Current accident year catastrophes	(142)	(171)	(207)	(221)
Prior accident years reserve development	(62)	(16)	6	20

Underwriting results	32	50	281	349
Net servicing income [1]	7	8	15	7
Net investment income	280	391	505	756
Net realized capital losses	(78)	(51)	(401)	(203)
Other expenses	(50)	(65)	(99)	(124)

Income before income taxes	191	333	301	785
Income tax expense	(18)	(84)	(16)	(210)

Net income	$173	$249	$285	$575

[1]	Net of expenses related to service business.
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Net income decreased by $76, or 31%, primarily driven by lower net investment income, higher net realized capital losses and lower underwriting results.

Underwriting results
•     Underwriting results before catastrophes and prior accident year reserve development remained relatively flat, as a 1.5 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes was offset by a 1.7 point increase in the expense ratio and the effect of a 4% decrease in earned premium. The 1.5 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes was principally driven by lower non-catastrophe loss cost severity on property business within Middle Market and a lower loss and loss adjustment expense ratio on package business within Small Commercial. The 1.7 point increase in the expense ratio was primarily due to the decrease in earned premium, higher amortization of Personal Lines acquisition costs, increased IT costs and a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes.

• Current accident year catastrophe losses decreased by $29 as losses from tornadoes and thunderstorms in the South and Midwest were lower in 2009 than in 2008.

•     The $46 increase in net unfavorable prior accident year reserve development was largely due to an increase in net unfavorable reserve development in Other Operations, partially offset by an increase in net favorable reserve development in Ongoing Operations. The increase in net unfavorable reserve development in Other Operations was due to asbestos reserve strengthening of $138 in the second quarter of 2009 compared to $50 of asbestos reserve strengthening in the second quarter of 2008. Net favorable reserve development for Ongoing Operations in 2009 was largely due to releases of reserves for general liability and professional liability claims. See the Reserves Section of the MD&A for further discussion.

Income tax expense
•     Income taxes decreased by $66 primarily due to a decrease in pre-tax income and a $15 tax benefit from the sale of an equity investment in the second quarter of 2009. Apart from the $15 tax benefit, the effective tax rate on pre-tax income dropped from 25% in 2008 to 17% in 2009. Due primarily to the larger amount of net realized losses from investments in 2009, net investment income generated from tax-exempt securities represented a greater share of pre-tax income in 2009 than in 2008.

Net realized capital losses	• For an explanation of the increase in net realized capital losses, see the Investment Results Section of the MD&A.

Net investment income	• For an explanation of the decrease in net investment income, see the Investment Results Section of the MD&A.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Net income decreased by $290, or 50%, primarily driven by lower net investment income, higher net realized capital losses, and lower underwriting results.

Underwriting results
•     The $68, or 12%, decrease in underwriting results before catastrophes and prior accident years reserve development was primarily driven by a 4% decrease in earned premium and a 1.5 point increase in the expense ratio, partially offset by a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The 1.5 point increase in the expense ratio was primarily due to the decrease in earned premium, a higher amount of amortization of Personal Lines acquisition costs, increased IT costs and a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes, partially offset a $14 reduction in The Texas Windstorm Insurance Association (“TWIA”) assessments related to hurricane Ike in 2009. The 0.3 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes was principally driven by a lower loss and loss adjustment expense ratio on workers’ compensation business in Small Commercial and, to a lesser extent, lower non-catastrophe property losses within Middle Market and favorable frequency on AARP auto liability claims, partially offset by the effects of increased loss cost severity and lower average premium for homeowners.

• Current accident year catastrophe losses decreased by $14 as losses from winter storms, tornadoes and thunderstorms were lower in 2009 than in 2008.

•     The $14 decrease in net favorable prior accident year reserve development was largely due to an increase in net unfavorable reserve development in Other Operations, partially offset by an increase in net favorable reserve development in Ongoing Operations. The increase in net unfavorable reserve development in Other Operations was due to asbestos reserve strengthening of $138 in the second quarter of 2009 compared to $50 of asbestos reserve strengthening in the second quarter of 2008. Net favorable reserve development for Ongoing Operations in 2009 was largely due to releases of reserves for general liability, professional liability and personal auto liability claims, partially offset by strengthening of reserves for Small Commercial package business. See the Reserves Section of the MD&A for further discussion.

Income tax expense
•     Income tax expense decreased from $210 in 2008 to $16 in 2009, primarily due to a decrease in pre-tax income, a $17 benefit from a tax true-up recognized in the first quarter of 2009 and a $15 tax benefit from the sale of an equity investment in the second quarter of 2009. Apart from the tax true-up and tax benefit, the effective tax rate on pre-tax income dropped from 27% in 2008 to 16% in 2009. Due primarily to the larger amount of net realized losses from investments in 2009, net investment income generated from tax-exempt securities represented a greater share of pre-tax income in 2009 than in 2008.

Net realized capital losses	• For an explanation of the increase in net realized capital losses see the Investment Results Section of the MD&A.

Net investment income	• For an explanation of the decrease in net investment income see the Investment Results Section of the MD&A.

Investment Results
The following table below summarizes Property & Casualty’s net investment income.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$306	5.1%	$357	5.4%	$610	5.1%	$728	5.4%
Equity securities, AFS	8	7.4%	19	5.8%	19	8.0%	39	6.3%
Mortgage loans	9	4.8%	9	5.1%	18	4.7%	19	5.5%
Limited partnerships and other alternative investments	(42)	(15.4%)	16	4.8%	(136)	(23.9%)	(3)	(0.5%)
Other [3]	6	—	(3)	—	7	—	(15)	—
Investment expense	(7)	—	(7)	—	(13)	—	(12)	—

Net investment income, before-tax	280	4.2%	391	5.3%	505	3.8%	756	5.1%

Net investment income, after-tax [4]	$216	3.3%	$290	3.9%	$392	3.0%	$562	3.8%

[1]
Yields calculated using investment income before investment expenses divided by the monthly weighted average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding collateral received associated with the securities lending program. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term bonds.

[3]
Includes income from derivatives that qualify for hedge accounting under SFAS 133. These derivatives hedge fixed maturities. Also includes fees associated with securities lending activities of $0 and ($1), for the three and six months ended June 30, 2009, respectively, and ($9) and ($18) for the three and six months ended June 30, 2008, respectively. The income from securities lending activities is included within fixed maturities.

[4]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Before-tax net investment income decreased $111, or 28%, and $251, or 33%, and after-tax net investment income decreased $74, or 26%, and $170, or 30%, for the three and six months ended June 30, 2009, respectively, compared to the prior year periods primarily due to lower income on limited partnerships and other alternative investments and fixed maturities. The decline in limited partnerships and other alternative investments income was primarily due to negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. The decline in fixed maturity income was primarily due to lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to securities with greater market liquidity but lower yield such as U.S. Treasuries in an effort to retain liquidity. Based upon the current interest rate and credit environment, Property & Casualty expects a lower average portfolio yield for 2009 as compared to 2008, including a negative yield on limited partnerships and other alternative investments.

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
The following table presents Property & Casualty’s invested assets by type.
Composition of Invested Assets

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$20,773	84.3%	$19,775	81.7%
Equity securities, AFS, at fair value	586	2.4%	674	2.8%
Mortgage loans on real estate [1]	731	3.0%	785	3.2%
Limited partnerships and other alternative investments	963	3.9%	1,166	4.8%
Other investments [2]	114	0.5%	207	0.9%
Short-term investments	1,459	5.9%	1,597	6.6%

Total investments	$24,626	100.0%	$24,204	100.0%

[1]	Consist of commercial and agricultural loans.

[2]	Primarily relates to derivative instruments.
Total investments increased $422 since December 31, 2008, primarily due to improved security valuations due to credit spread tightening, partially offset by rising interest rates. Offsetting the increase in fixed maturities were declines in limited partnerships and other alternative investments due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with real estate and private equity markets.
The following table summarizes Property & Casualty’s net realized capital gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross gains on sale	$74	$31	$145	$83
Gross losses on sale	(40)	(13)	(370)	(113)
Net impairment losses	(48)	(40)	(84)	(113)
Periodic net coupon settlements on credit derivatives	(4)	1	(7)	3
Other, net	(60)	(30)	(85)	(63)

Net realized capital losses, before-tax	$(78)	$(51)	$(401)	$(203)

The circumstances giving rise to the net realized capital gains and losses in these components are as follows:

Gross gains and losses on sale
•     Gains and losses on sale for the three months ended June 30, 2009 were primarily comprised of municipal securities. Gains and losses on sale for the six months ended June 30, 2009 were primarily within lower quality securities, mainly financial services and CMBS, resulting primarily from an effort to reduce portfolio risk while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

•     Gross gains on sales for the three and six months ended June 30, 2008 were predominantly within fixed maturities and were comprised of corporate and municipal securities. Gross losses on sales for the three and six months ended June 30, 2008, were primarily comprised of corporate securities and CMBS, as well as $19 of CLOs. Gross gains and losses on sale, excluding the loss on CLOs, primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Net impairment losses	• For further information, see Other-Than-Temporary Impairment Losses within the Investment Credit Risk Section of the MD&A.

Other, net
•     Other, net losses for the three and six months ended June 30, 2009 primarily resulted from net losses on credit derivatives used to economically hedge fixed maturities driven by credit spread tightening and valuation allowances on impaired mortgage loans of $25 and $52, respectively. These losses were partially offset by a gain on the sale of First State Management Group (“FSMG”). For more information regarding the sale of FSMG, refer to Note 15 of the Notes to the Condensed Consolidated Financial Statements.

•     Other, net losses for the three and six months ended June 30, 2008 were primarily related to net losses on credit derivatives of $24 and $76, respectively. The net losses on credit derivatives in the first quarter were due to significant credit spreads widening on credit derivatives that assume credit exposure. The net losses on credit derivatives in the second quarter were due to credit spreads tightening significantly on credit derivatives that reduce credit exposure on certain referenced corporate entities. Included in the six months ended June 30, 2008 were losses incurred on HIMCO managed CLOs.

Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2008 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2009 and 2008. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ongoing Operations earned premium growth
Personal Lines	1%	1%	—	2%
Small Commercial	(6%)	—	(5%)	—
Middle Market	(6%)	(6%)	(7%)	(5%)
Specialty Commercial	(10%)	(4%)	(8%)	(4%)

Total Ongoing Operations	(4%)	(1%)	(4%)	(1%)

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	90.4	90.7	90.2	89.3
Catastrophe ratio
Current year	5.8	6.6	4.2	4.2
Prior years	(0.2)	—	—	(0.2)

Total catastrophe ratio	5.6	6.6	4.2	4.0
Non-catastrophe prior year development	(2.3)	(1.5)	(2.6)	(1.5)

Combined ratio	93.7	95.8	91.8	91.8

Other Operations net income (loss)	$(49)	$3	$(48)	$17

Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Ongoing Operations earned premium growth

Personal Lines
•     The earned premium growth rate was 1% in the three month period of each year and declined for the six month period from 2% growth in 2008 to no growth in 2009. The change to no growth for the six month period was primarily due to a lower earned premium growth rate on AARP business driven by a decrease in new business and premium renewal retention in 2008 as compared to 2007.

Small Commercial
•     The change from no earned premium growth in the three and six month periods of 2008 to a 6% and 5% earned premium decline for comparable periods in 2009, respectively, was primarily attributable to decreasing premium renewal retention over the last nine months of 2008 and first three months of 2009.

Middle Market
•     While earned premium declined at 6% in the three month period of each year, there was a larger earned premium decline in the six months ended June 30, 2009 compared to the six month period in 2008. The larger earned premium decline in 2009 was primarily due to a decrease in premium renewal retention beginning in the fourth quarter of 2008, partially offset by a change to new business growth since the second quarter of 2008.

Specialty Commercial
•     For both the three and six month periods, earned premium declined by a higher rate in 2009 than in 2008, primarily driven by a larger decrease in property earned premium. Effective March 31, 2009, the Company sold its core excess and surplus lines property business to Beazley Group PLC.

Ongoing Operations combined ratio
For the three months ended June 30, 2009, the Ongoing Operations’ combined ratio decreased 2.1 points, to 93.7, due primarily to a 0.8 point decrease in current accident year catastrophes and a 0.8 point increase in net favorable non-catastrophe prior year reserve development. For the six months ended June 30, 2009, the Ongoing Operations’ combined ratio remained flat at 91.8, primarily due to a 1.1 point increase in net favorable non-catastrophe prior accident year reserve development offset by a 0.9 point increase in the combined ratio before catastrophes and prior accident year development.

Combined ratio before catastrophes and prior accident years development
•     For the three month period, the 0.3 decrease in the combined ratio before catastrophes and prior accident year development, from 90.7 to 90.4, was due to a 1.5 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes and a 0.6 point decrease in the policyholder dividend ratio, partially offset by a 1.7 point increase in the expense ratio. For the six month period, the 0.9 point increase in the combined ratio before catastrophes and prior accident year development, from 89.3 to 90.2, was due primarily to a 1.5 point increase in the expense ratio.

•     The current loss and loss adjustment expense ratio before catastrophes decreased by 1.5 points in the three month period and by 0.3 points in the six month period. Among other factors, the improvement was driven by lower non-catastrophe property losses within Middle Market, favorable frequency on AARP auto liability claims and a lower loss and loss adjustment expense ratio on package business within Small Commercial, partially offset by the effects of increased loss cost severity and lower average premium for homeowners.

•     The increase in the expense ratio for both the three and six-month periods includes the effects of the decrease in earned premium, higher amortization of Personal Lines acquisition costs, increased IT costs and a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes. For the six month period, the increase in the expense ratio is partially offset by a $14 reduction in TWIA assessments related to hurricane Ike.

Catastrophes
•     The catastrophe ratio decreased 1.0 point, to 5.6, for the three month period and increased 0.2 points, to 4.2, for the six month period. The decrease in the catastrophe ratio for the three month period was due to a decrease in current accident year catastrophes driven by a decrease in losses from tornadoes and thunderstorms in the South and Midwest. For the six month period, the increase in the catastrophe ratio was due to a change from net favorable prior accident year catastrophe reserve development in 2008 to no net prior accident year catastrophe reserve development in 2009.

Non-catastrophe prior accident years development
•     Net non-catastrophe prior accident year reserve development was favorable in both 2009 and 2008. Favorable reserve development for the three and six-month periods in 2009 included, among other reserve changes, the release of reserves for general liability claims, primarily related to accident years 2004 to 2007, the release of reserves for directors’ and officers’ claims for accident years 2003 to 2007 and the release of reserves for personal auto liability claims, primarily related to accident years 2005 to 2007, partially offset by strengthening of reserves for Small Commercial package business. See the Reserves Section of the MD&A for a discussion of prior accident year reserve development for Ongoing Operations in 2009.

Other Operations net income (loss)
•
Other Operations reported a net loss of $49 in the three months ended June 30, 2009 compared to net income of $3 for the comparable period in 2008 and a net loss of $48 in the six months ended June 30, 2009 compared to net income of $17 for the comparable period in 2008. The change from net income to a net loss in both the three and six month periods was primarily due to an increase in net unfavorable prior accident years reserve development for asbestos reserves and a decrease in net investment income, partially offset by a decrease of $20 in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables. The three and six months ended June 30, 2009 included $138 of asbestos reserve strengthening as a result of the Company’s annual asbestos evaluation. In comparison, the three and six months ended June 30, 2008 included $50 of asbestos reserve strengthening. See the Other Operations segment MD&A for further discussion.

Reserves
Reserving for property and casualty losses is an estimation process. As additional experience and other relevant claim data become available, reserve levels are adjusted accordingly. Such adjustments of reserves related to claims incurred in prior years are a natural occurrence in the loss reserving process and are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow. The “prior accident years development (pts)” in the following table represents the ratio of reserve development to earned premiums. For a detailed discussion of the Company’s reserve policies, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements and the Critical Accounting Estimates section of the MD&A included in The Hartford’s 2008 Form 10-K Annual Report.
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
As part of its quarterly reserve review process, the Company is closely monitoring reported loss development in certain lines where the recent emergence of paid losses and case reserves could indicate a trend that may eventually lead the Company to change its estimate of ultimate losses in those lines. If, and when, the emergence of reported losses is determined to be a trend that changes the Company’s estimate of ultimate losses, prior accident years reserves would be adjusted in the period the change in estimate is made.
While the Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases to be manageable, there is nonetheless the risk that claims under directors’ and officers’ (“D&O”) and errors and omissions (“E&O”) insurance policies incurred in the 2007 and 2008 accident years may develop adversely as the claims are settled. However, so far, the Company has seen no evidence of adverse loss experience related to these events. In fact, reported losses to date for claims under D&O and E&O policies for the 2007 accident year have been emerging favorably to initial expectations. In addition, for the 2003 to 2006 accident years, reported losses for claims under D&O and E&O policies have been emerging favorably to initial expectations due to lower than expected claim severity. The Company released a total of $50 of reserves for D&O and E&O claims in the first six months of 2009 related to the 2003 to 2007 accident years. Any continued favorable emergence of claims under D&O and E&O insurance policies for the 2007 and prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.
During the first and second quarters of 2009, the Company increased its estimate of unreported claims related to customs bonds. Because the pattern of claim reporting for customs bonds has not been similar to the reporting pattern of other surety bonds, future claim activity is difficult to predict. It is possible that as additional claim activity emerges, our estimate of both the number of future claims and the cost of those claims could change substantially.
The Company expects to perform its regular review of environmental liabilities in the third quarter of 2009. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves.

A roll-forward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,024	$3,590	$4,739	$6,987	$17,340	$4,464	$21,804
Reinsurance and other recoverables	58	170	458	2,063	2,749	793	3,542

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,966	3,420	4,281	4,924	14,591	3,671	18,262

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	649	340	331	214	1,534	—	1,534
Current accident year catastrophes	110	23	8	1	142	—	142
Prior accident years	—	10	(22)	(47)	(59)	121	62

Total provision for unpaid losses and loss adjustment expenses	759	373	317	168	1,617	121	1,738
Payments	(702)	(335)	(341)	(154)	(1,532)	(71)	(1,603)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,023	3,458	4,257	4,938	14,676	3,721	18,397
Reinsurance and other recoverables	54	168	447	2,001	2,670	835	3,505

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,077	$3,626	$4,704	$6,939	$17,346	$4,556	$21,902

Earned premiums	$985	$643	$538	$311	$2,477	$1	$2,478
Loss and loss expense paid ratio [1]	71.2	52.1	63.6	49.9	61.9
Loss and loss expense incurred ratio	77.0	58.0	59.1	54.0	65.3
Prior accident years development (pts) [2]	—	1.5	(4.2)	(15.0)	(2.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

	Six Months Ended June 30, 2009
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,052	$3,572	$4,744	$6,981	$17,349	$4,584	$21,933
Reinsurance and other recoverables	60	176	437	2,110	2,783	803	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,992	3,396	4,307	4,871	14,566	3,781	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,276	702	690	447	3,115	—	3,115
Current accident year catastrophes	152	29	24	2	207	—	207
Prior accident years	10	15	(80)	(72)	(127)	121	(6)

Total provision for unpaid losses and loss adjustment expenses	1,438	746	634	377	3,195	121	3,316
Payments	(1,407)	(684)	(684)	(310)	(3,085)	(181)	(3,266)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,023	3,458	4,257	4,938	14,676	3,721	18,397
Reinsurance and other recoverables	54	168	447	2,001	2,670	835	3,505

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,077	$3,626	$4,704	$6,939	$17,346	$4,556	$21,902

Earned premiums	$1,964	$1,295	$1,086	$643	$4,988	$1	$4,989
Loss and loss expense paid ratio [1]	71.7	52.8	63.1	48.0	61.9
Loss and loss expense incurred ratio	73.2	57.6	58.4	58.4	64.0
Prior accident years development (pts) [2]	0.5	1.2	(7.4)	(11.3)	(2.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2009
Included within prior accident years development for the six months ended June 30, 2009 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Released general liability reserves primarily for accident years 2004 to 2007	$—	$—	$(33)	$—	$(33)	$—	$(33)
Released reserves for directors’ and officers’ claims primarily related to accident years 2003 to 2007	—	—	—	(30)	(30)	—	(30)
Released reserves for personal auto liability claims primarily related to accident years 2005 to 2007	(15)	—	—	—	(15)	—	(15)
Strengthened reserves for package business liability claims primarily related to accident years 2007 and 2008	—	20	—	—	20	—	20
Strengthened reserves for surety business primarily related to accident years 2004 to 2007	—	—	—	15	15	—	15
Strengthening of net asbestos reserves	—	—	—	—	—	138	138
Released reserves for uncollectible reinsurance	—	—	—	(20)	(20)	(20)	(40)
Other reserve re-estimates, net [1]	15	(10)	11	(12)	4	3	7

Total prior accident years development for the three months ended June 30, 2009	$—	$10	$(22)	$(47)	$(59)	$121	$62

Released general liability reserves primarily for accident years 2005 to 2007	$—	$—	$(38)	$—	$(38)	$—	$(38)
Released workers’ compensation reserves, primarily related to accident years 2003 to 2007	—	(13)	(10)	—	(23)	—	(23)
Released reserves for directors’ and officers’ claims for accident year 2006	—	—	—	(20)	(20)	—	(20)
Released reserves for personal auto liability claims primarily related to accident years 2005 to 2007	(18)	—	—	—	(18)	—	(18)
Strengthened reserves for homeowners’ claims primarily related to accident years 2000 to 2008	18	—	—	—	18	—	18
Strengthened reserves for package business liability claims for accident years 2000 to 2005	—	16	—	—	16	—	16
Strengthened reserves for surety business primarily related to accident years 2004 to 2007	—	—	—	10	10	—	10
Other reserve re-estimates, net [2]	10	2	(10)	(15)	(13)	—	(13)

Total prior accident years development for the three months ended March 31, 2009	$10	$5	$(58)	$(25)	$(68)	$—	$(68)

Total prior accident years development for the six months ended June 30, 2009	$10	$15	$(80)	$(72)	$(127)	$121	$(6)

[1]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.

[2]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.

During the three and six months ended June 30, 2009, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
Ongoing Operations
•
Released reserves for general liability claims by $38 in the first quarter of 2009 and by $33 in the second quarter of 2009. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. During the first and second quarters of 2009, management determined that the lower level of loss emergence was also evident in accident year 2007 and had continued for accident years 2004 to 2006 and, as a result, the Company reduced the reserves.

•
Released reserves for professional liability claims by $20 in the first quarter of 2009 related to accident year 2006 and by $30 in the second quarter of 2009 related to accident years 2003 to 2007. Beginning in 2008, the Company observed that claim severity for both D&O and E&O claims for the 2003 to 2006 accident years was developing favorably to previous expectations and the Company released reserves for these accident years in 2008. During the first and second quarters of 2009, the Company’s updated analysis showed that claim severity for directors and officers losses in the 2003 to 2007 accident years continued to develop favorably to previous expectations, resulting in a $20 reduction of reserves in the first quarter and a $30 reduction of reserves in the second quarter.

•
Released reserves for Personal Lines auto liability claims by $18 and $15, for the first and second quarters of 2009, respectively, principally related to AARP business for the 2005 through 2007 accident years. Beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2005 through 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. In the first and second quarters of 2009, the Company recognized that favorable development in reported severity was a sustained trend and, accordingly, management reduced its reserve estimate in each quarter.

•
Released workers’ compensation reserves related to allocated loss adjustment expense reserves in accident years 2003 to 2007 by $23 in the first quarter of 2009. During the first quarter of 2009, the Company observed lower than expected expense payments on older accident years. As a result, the Company reduced its estimate for future expense payments on more recent accident years.

•
The Company reviewed its allowance for uncollectible reinsurance for Ongoing Operations in the second quarter of 2009 and reduced its allowance for Ongoing Operations by $20 driven, in part, by a reduction in gross ceded loss recoverables. The allowance for uncollectible reinsurance for Ongoing Operations is recorded within the Specialty Commercial segment.

•
Strengthened reserves for liability claims under Small Commercial package policies by $16 in the first quarter of 2009, primarily related to allocated loss adjustment expenses for accident years 2000 to 2005 and by $20 in the second quarter of 2009, principally related to allocated loss adjustment expenses for accident years 2007 and 2008. During the first quarter of 2009, the Company identified higher than expected expense payments on older accident years related to the liability coverage. Additional analysis in the second quarter of 2009 showed that this higher level of loss adjustment expense is likely to continue into more recent accident years. As a result, in the second quarter of 2009, the Company increased its estimates for future expense payments for the 2007 and 2008 accident years.

•
Strengthened reserves for surety business by a net of $10 in the first quarter of 2009 and by a net of $15 in the second quarter of 2009, primarily related to accident years 2004 to 2007. The net $10 of strengthening in the first quarter of 2009 consisted of $20 strengthening of reserves for customs bonds, partially offset by a $10 release of reserves for contract surety claims. The net $15 of strengthening in the second quarter of 2009 consisted of $25 strengthening of reserves for customs bonds, partially offset by a $10 release of reserves for contract surety claims. During 2008, the Company became aware that there were a large number of late reported surety claims related to customs bonds. Continued high volume of late reported claims during the first and second quarters of 2009 caused the Company to strengthen the reserves in each period.

•
Strengthened reserves for homeowners’ claims by $18 in the first quarter of 2009, primarily driven by increased claim settlement costs in recent accident years and increased losses from underground storage tanks in older accident years. In 2008, the Company began to observe increasing claim settlement costs for the 2005 to 2008 accident years and, in the first quarter of 2009, determined that this higher cost level would continue, resulting in a reserve strengthening of $9 for these accident years. In addition, beginning in 2008, the Company observed unfavorable emergence of homeowners’ casualty claims for accident years 2003 and prior, primarily related to underground storage tanks. Following a detailed review of these claims in the first quarter of 2009, management increased its estimate of the magnitude of this exposure and strengthened homeowners’ casualty claim reserves by $9.

Other Operations
•
During the second quarter of 2009, the Company completed its annual ground up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $138. For certain direct policyholders, the Company experienced increases in claim severity, expense and costs associated with litigating asbestos coverage matters. Increases in severity and expense were most prevalent among certain, peripheral defendant insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders.

•
During the second quarter of 2009, the Company completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. Based on this evaluation, the Company reduced its allowance for uncollectible reinsurance for Other Operations by $20, principally to reflect decreased reinsurance recoverable dispute exposure and favorable commutation activity since the last evaluation.

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
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of July 1, 2009 including the treaties that renewed during the second quarter of 2009. Refer to the MD&A in The Hartford’s 2008 Form 10-K Annual Report for an explanation of the Company’s primary catastrophe program that renewed on January 1, 2009.

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit	Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2009 to 1/1/2010	Varies by layer, but averages 90% across all layers	$ Aggregates to $750 across all layers	$250
Layer covering property catastrophe losses from a single event	6/1/2009 to 12/31/2009	45.8%	100	1,000
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2009 to 6/1/2010	90%	410 [1]	83
Workers’ compensation losses arising from a single catastrophe event	7/1/2009 to 7/1/2010	95%	280	20

[1]
The per occurrence limit on the FHCF treaty is $410 for the 6/1/2009 to 6/1/2010 treaty year based on the Company’s election to purchase additional limits under the “Temporary Increase in Coverage Limit (TICL)” statutory provision in excess of the coverage the Company is required to purchase from the FHCF.

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
The Texas Windstorm Insurance Association (“TWIA”)
TWIA provides hail and windstorm coverage to Texas residents of 14 counties along the Texas Gulf coast who are unable to obtain insurance from other carriers. Insurance carriers who write property insurance in the state of Texas, including The Hartford, are required to be members of TWIA and are obligated to pay assessments in the event that TWIA losses exceed funds on hand, the available funds in the Texas Catastrophe Reserve Trust Fund (“CRTF”) and any available reinsurance. Assessments are allocated to carriers based on their share of premium writings in the state of Texas, as defined.
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
Unless otherwise specified, the following discussion speaks to changes in the three and six month periods of 2009 as compared to the respective prior year periods.

TOTAL PROPERTY & CASUALTY

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Earned premiums	$2,478	$2,586	(4%)	$4,989	$5,200	(4%)
Net investment income	280	391	(28%)	505	756	(33%)
Other revenues [1]	120	125	(4%)	238	245	(3%)
Net realized capital losses	(78)	(51)	(53%)	(401)	(203)	(98%)

Total revenues	2,800	3,051	(8%)	5,331	5,998	(11%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,534	1,639	(6%)	3,115	3,264	(5%)
Current accident year catastrophes	142	171	(17%)	207	221	(6%)
Prior accident years	62	16	NM	(6)	(20)	70%

Total losses and loss adjustment expenses	1,738	1,826	(5%)	3,316	3,465	(4%)
Amortization of deferred policy acquisition costs	518	521	(1%)	1,041	1,044	—
Insurance operating costs and expenses	190	189	1%	351	342	3%
Other expenses	163	182	(10%)	322	362	(11%)

Total losses and expenses	2,609	2,718	(4%)	5,030	5,213	(4%)
Income before income taxes	191	333	(43%)	301	785	(62%)
Income tax expense	18	84	(79%)	16	210	(92%)

Net income [2]	$173	$249	(31%)	$285	$575	(50%)

Net Income (Loss)
Ongoing Operations	$222	$246	(10%)	$333	$558	(40%)
Other Operations	(49)	3	NM	(48)	17	NM

Total Property & Casualty net income	$173	$249	(31%)	$285	$575	(50%)

[1]	Represents servicing revenue.

[2]
Includes net realized capital losses, after-tax, of $(41) and $(33) for the three months ended June 30, 2009 and 2008, respectively, and $(252) and $(132) for the six months ended June 30, 2009 and 2008, respectively.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Net income decreased by $76, or 31%, as a result of a $49 net loss in Other Operations and a $24 decrease in Ongoing Operations’ net income. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Net income decreased by $290, or 50%, as a result of a $225 decrease in Ongoing Operations’ net income and a change from net income of $17 to a net loss of $48 in Other Operations. See the Ongoing Operations and Other Operations segment MD&A discussions for an analysis of the underwriting results and investment performance driving the decrease in net income.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Written premiums	$2,462	$2,583	(5%)	$4,920	$5,167	(5%)
Change in unearned premium reserve	(15)	(1)	NM	(68)	(30)	(127%)

Earned premiums	2,477	2,584	(4%)	4,988	5,197	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,534	1,639	(6%)	3,115	3,264	(5%)
Current accident year catastrophes	142	171	(17%)	207	221	(6%)
Prior accident years	(59)	(39)	(51%)	(127)	(90)	(41%)

Total losses and loss adjustment expenses	1,617	1,771	(9%)	3,195	3,395	(6%)
Amortization of deferred policy acquisition costs	518	521	(1%)	1,041	1,044	—
Insurance operating costs and expenses	186	184	1%	342	332	3%

Underwriting results	156	108	44%	410	426	(4%)
Net servicing income [1]	7	8	(13%)	15	7	114%
Net investment income	239	334	(28%)	424	644	(34%)
Net realized capital losses	(80)	(53)	(51%)	(369)	(187)	(97%)
Other expenses	(48)	(65)	26%	(98)	(122)	20%

Income before income taxes	274	332	(17%)	382	768	(50%)
Income tax expense	(52)	(86)	40%	(49)	(210)	77%

Net income	$222	$246	(10%)	$333	$558	(40%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	61.9	63.4	1.5	62.5	62.8	0.3
Current accident year catastrophes	5.8	6.6	0.8	4.2	4.2	—
Prior accident years	(2.4)	(1.5)	0.9	(2.6)	(1.7)	0.9

Total loss and loss adjustment expense ratio	65.3	68.5	3.2	64.0	65.3	1.3
Expense ratio	28.2	26.5	(1.7)	27.5	26.0	(1.5)
Policyholder dividend ratio	0.2	0.8	0.6	0.2	0.5	0.3

Combined ratio	93.7	95.8	2.1	91.8	91.8	—

Catastrophe ratio
Current accident year	5.8	6.6	0.8	4.2	4.2	—
Prior accident years	(0.2)	—	0.2	—	(0.2)	(0.2)

Total catastrophe ratio	5.6	6.6	1.0	4.2	4.0	(0.2)

Combined ratio before catastrophes	88.1	89.2	1.1	87.6	87.8	0.2
Combined ratio before catastrophes and prior accident year development	90.4	90.7	0.3	90.2	89.3	(0.9)

[1]	Net of expenses related to service business.
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Net income
Net income decreased by $24 due to a decrease in net investment income and an increase in net realized capital losses, partially offset by an increase in underwriting results.
Net investment income decreased by $95
Primarily driving the $95 decrease in net investment income was an increase in losses from limited partnerships and other alternative investments and a decrease in income on fixed maturity investments. The increased losses on limited partnerships and other alternative investments was largely driven by losses on real estate and private equity partnerships as a result of declines in the estimated value of the underlying investments. The decrease in income from fixed maturities primarily resulted from lower income on variable rate securities due to declines in short-term interest rates as well as an increased allocation to lower-yielding U.S. Treasuries.

Net realized capital losses increased by $27
The increase in net realized capital losses of $27 in 2009 was primarily due to an increase in realized losses on credit derivatives and valuation losses on impaired mortgage loans, partially offset by an increase in net gains on sales of municipal securities. See the Investment Results discussion within the Executive Overview Section of the MD&A for further information.
Underwriting results increased by $48
Underwriting results increased by $48 with a corresponding 2.1 point decrease in the combined ratio, from 95.8 to 93.7, due to:

Change in underwriting results
Decrease in earned premiums	$(107)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	68
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	37

Decrease in current accident year losses and loss adjustment expenses before catastrophes	105
Catastrophes — Decrease in current accident year catastrophe losses	29
Reserve changes — An increase in net favorable prior accident year reserve development	20

Net decrease in losses and loss adjustment expenses	154

Operating expenses
Decrease in amortization of deferred policy acquisition costs	3
Increase in insurance operating costs and expenses	(2)

Net decrease in operating expenses	1

Increase in underwriting results from 2008 to 2009	$48

Earned premium decreased by $107
Ongoing Operations’ earned premiums decreased by $107, or 4%, primarily due to a 10% decrease in Specialty Commercial, a 6% decrease in Middle Market and a 6% decrease in Small Commercial. Refer to the Earned Premium discussion in the Executive Overview Section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.
Losses and loss adjustment expenses decreased by $154
Current accident year losses and loss adjustment expenses before catastrophes decreased by $105
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes decreased by $105 due to a decrease in earned premium and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 1.5 points, to 61.9, driven by decreases in Small Commercial and Middle Market. Refer to the segment MD&A discussions for further analysis of the decrease in current accident year losses and loss adjustment expenses before catastrophes driving the increase in underwriting results.
Current accident year catastrophes decreased by $29
Current accident year catastrophe losses of $142, or 5.8 points, in 2009 were lower than current accident year catastrophe losses of $171, or 6.6 points, in 2008, as losses from tornadoes and thunderstorms in the South and Midwest were lower in 2009 than in 2008.
Net favorable prior accident year reserve development increased by $20
Net favorable prior accident year reserve development increased from $39, or 1.5 points, in 2008, to $59, or 2.4 points, in 2009. Among other reserve changes, net favorable reserve development of $59 in 2009 included the release of general liability reserves in Middle Market and professional liability claim reserves in Specialty Commercial. See the Reserves Section of the MD&A for further discussion of the prior accident year reserve development in 2009. Among other reserve changes, net favorable reserve development of $39 in 2008 included a release of workers’ compensation reserves in Small Commercial and a release of reserves for high hazard and umbrella general liability claims in Middle Market.

Operating expenses decreased by $1
Amortization of deferred policy acquisition costs decreased by $3 primarily due to the decrease in earned premiums, partially offset by an increase in amortization of acquisition costs for Personal Lines policies for business sold through AARP and direct to the consumer. Insurance operating costs and expenses increased by $2, primarily due to a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes, largely offset by a $15 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits in 2008. The expense ratio increased by 1.7 points, to 28.2, primarily due to the decrease in earned premium, the higher amount of amortization of Personal Lines acquisition costs, increased IT costs and an increase in taxes, licenses and fees.
Income tax expense decreased by $34
Income taxes decreased from $86 in 2008 to $52 in 2009 due to a decrease in pre-tax income and a $15 tax benefit from the sale of an equity investment in the second quarter of 2009.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Net income
Net income decreased by $225, due to a decrease in net investment income, an increase in net realized capital losses and a decrease in underwriting results.
Net investment income decreased by $220
Primarily driving the $220 decrease in net investment income was an increase in losses from limited partnerships and other alternative investments and a decrease in income on fixed maturity investments. The increased losses on limited partnerships and other alternative investments was largely driven by losses on real estate and private equity partnerships as a result of declines in the estimated value of the underlying investments. The decrease in income from fixed maturities primarily resulted from lower income on variable rate securities due to declines in short-term interest rates as well as an increased allocation to lower-yielding U.S. Treasuries.
Net realized capital losses increased by $182
The increase in net realized capital losses of $182 in 2009 was primarily due to an increase in realized losses on sales of securities, including sales of lower quality securities, mainly financial services and CMBS. See the Investment Results discussion within the Executive Overview Section of the MD&A for further information.
Underwriting results decreased by $16
Underwriting results decreased by $16, due to:

Change in underwriting results
Decrease in earned premiums	$(209)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	131
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	18

Decrease in current accident year losses and loss adjustment expenses before catastrophes	149
Catastrophes — Decrease in current accident year catastrophe losses	14
Reserve changes — An increase in net favorable prior accident years reserve development	37

Net decrease in losses and loss adjustment expenses	200

Operating expenses
Decrease in amortization of deferred policy acquisition costs	3
Increase in insurance operating costs and expenses	(10)

Net increase in operating expenses	(7)

Decrease in underwriting results from 2008 to 2009	$(16)

Earned premiums decreased by $209
Ongoing Operations’ earned premiums decreased by $209, or 4%, primarily due to an 8% decrease in Specialty Commercial, a 7% decrease in Middle Market and a 5% decrease in Small Commercial. Refer to the Earned Premium discussion in the Executive Overview Section of the Property & Casualty MD&A for further discussion of the decrease in earned premium.

Losses and loss adjustment expenses decreased by $200
Current accident year losses and loss adjustment expenses before catastrophes decreased by $149
Ongoing Operations’ current accident year losses and loss adjustment expenses before catastrophes decreased by $149 due primarily to a decrease in earned premiums. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 0.3 points, to 62.5 primarily driven by a decrease in Small Commercial and, to a lesser extent, decreases in Personal Lines and Middle Market. Refer to the segment MD&A discussions for further analysis of the decrease in current accident year losses and loss adjustment expenses before catastrophes.
Current accident year catastrophes decreased by $14
Current accident year catastrophe losses of $207, or 4.2 points, in 2009 were lower than current accident year catastrophe losses of $221, or 4.2 points, in 2008, as losses from ice storms, tornadoes and thunderstorms in 2009 were lower than losses from tornadoes, thunderstorms and winter storms in 2008.
Net favorable prior accident year reserve development increased by $37
Net favorable prior accident year reserve development increased from $90, or 1.7 points, in 2008, to $127, or 2.6 points, in 2009. Among other reserve changes, net favorable reserve development of $127 in 2009 included the release of general liability reserves in Middle Market and professional liability claim reserves in Specialty Commercial. Refer to the Reserves Section of the MD&A for further discussion of the prior accident year reserve development in 2009. Among other reserve developments, net favorable development in 2008 included a $58 release of workers’ compensation reserves in Small Commercial and Middle Market and a $42 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years.
Operating expenses increased by $7
Insurance operating costs and expenses increased by $10, primarily due to a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes and an increase in IT costs, largely offset by a $15 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits in 2008 and a $14 reduction in TWIA assessments related to hurricane Ike in 2009. The expense ratio increased by 1.5 points, to 27.5, primarily due to the decrease in earned premium, the higher amount of amortization of Personal Lines acquisition costs and the increase in insurance operating costs and expenses other than policyholder dividends.
Income tax expense decreased by $161
Income tax expense decreased from $210 in 2008 to $49 in 2009 primarily due to a decrease in pre-tax income, a $17 benefit from a tax true-up and a $15 tax benefit from the sale of an equity investment in the second quarter of 2009. Apart from the tax true-up and tax benefit, the effective tax rate on pre-tax income dropped from 27% in 2008 to 21% in 2009. Due primarily to the larger amount of net realized losses from investments in 2009, net investment income generated from tax-exempt securities represented a greater share of pre-tax income in 2009 than in 2008.

PERSONAL LINES

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Premiums	2009	2008	Change	2009	2008	Change
Written Premiums [1]
Business Unit
AARP	$763	$741	3%	$1,444	$1,403	3%
Agency	268	271	(1%)	517	529	(2%)
Other	14	17	(18%)	28	33	(15%)

Total	$1,045	$1,029	2%	$1,989	$1,965	1%

Product Line
Automobile	$742	$729	2%	$1,449	$1,427	2%
Homeowners	303	300	1%	540	538	—

Total	$1,045	$1,029	2%	$1,989	$1,965	1%

Earned Premiums [1]
Business Unit
AARP	$709	$691	3%	$1,412	$1,378	2%
Agency	261	273	(4%)	522	550	(5%)
Other	15	16	(6%)	30	35	(14%)

Total	$985	$980	1%	$1,964	$1,963	—

Product Line
Automobile	$711	$707	1%	$1,415	$1,413	—
Homeowners	274	273	—	549	550	—

Total	$985	$980	1%	$1,964	$1,963	—

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2009	2008	2009	2008

Policies in-force end of period
Automobile			2,375,240	2,326,188
Homeowners			1,471,287	1,471,920

Total policies in-force end of period			3,846,527	3,798,108

New business premium
Automobile	$124	$87	$239	$171
Homeowners	$40	$27	$71	$51

Premium Renewal Retention
Automobile	85%	87%	85%	88%
Homeowners	87%	91%	88%	90%

Written Pricing Increase
Automobile	3%	4%	3%	4%
Homeowners	5%	6%	5%	6%

Earned Pricing Increase
Automobile	3%	1%	3%	1%
Homeowners	6%	3%	6%	3%
Earned Premiums
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Earned premiums remained relatively flat for the three and six months ended June 30, 2009, primarily due to earned premium growth in AARP, offset by earned premium decreases in Agency and Other.
•
AARP earned premium grew $18 and $34, respectively, for the three and six months ended June 30, 2009, reflecting an increase in earned pricing and an increase in new business since the fourth quarter of 2008, partially offset by a decrease in premium renewal retention since the fourth quarter of 2008. The increase in new business has been driven by growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross-selling homeowners’ insurance to insureds who have auto policies. Partially offsetting the increase in earned premium was the effect of a shift to more preferred market segment business (which lowers average premium) and the effect of the economic downturn on consumer behavior. Among other actions, insureds have been reducing their premiums by raising deductibles, reducing limits, dropping coverage and reducing mileage.

•
Agency earned premium decreased by $12 and $28, respectively, for the three and six months ended June 30, 2009 due primarily to a decline in premium renewal retention and a shift to more preferred market segment business (which lowers average premium) and the effect of the economic downturn causing consumers to take actions to lower their premium. The decrease in renewal retention was driven, in part, by the Company’s decision to stop renewing Florida homeowners’ policies sold through agents beginning in the third quarter of 2008. Partially offsetting the factors decreasing earned premium was an increase in earned pricing and an increase in new business in the first six months of 2009. Contributing to the increase in new business in 2009 was the effect of an increase in the number of agency appointments and increased flow from existing agents.

•	Other earned premium decreased slightly, for the three and six months ended June 30, 2009, primarily due to a strategic decision to reduce other affinity business.
Auto earned premium grew slightly for the three and six months ended June 30, 2009 as the effect of modest earned pricing increases and an increase in new business over the first six months of 2009 was largely offset by a decline in premium renewal retention, shift of business to more preferred market segments and consumer actions to lower their premium. Homeowners’ earned premium was relatively flat as the effect of earned pricing increases was offset by a decline in premium renewal retention, shift of business to more preferred market segments and consumer actions to lower their premium.

New business premium
•     Both auto and homeowners’ new business written premium increased in the three and six months ended June 30, 2009. Auto new business increased by $37, or 43%, for the three month period and by $68, or 40%, for the six month period. Homeowners’ new business premium increased by $13, or 48%, for the three month period and by $20, or 39%, for the six month period. AARP new business written premium increased primarily due to increased direct marketing spend, higher auto policy conversion rates and cross-selling homeowners’ insurance to insureds who have auto policies. Agency new business written premium increased primarily due to an increase in the number of policy quotes and the policy issue rate.

Premium renewal retention
•     Premium renewal retention for auto decreased from 87% to 85% in the three month period and from 88% to 85% in the six month period, as renewal retention decreased in both AARP and Agency. Auto premium renewal retention decreased primarily due to the effects on average premium of a shift to more preferred market segment business and consumer actions to lower their premiums. Premium renewal retention for homeowners decreased from 91% to 87% in the three month period and from 90% to 88% in the six month period, primarily due to a decrease in policy retention for Agency business driven, in part, by the Company’s decision to stop renewing Florida homeowners’ policies.

Earned pricing increase
•     The changes in earned pricing during the three and six months ended June 30, 2009 were primarily a reflection of written pricing changes over the last nine months of 2008 and the first three months of 2009. Written pricing increased in auto by 3% in the three and six months ended June 30, 2009 as the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs. Homeowners’ written pricing continued to increase due largely to rate increases and increases in building values.

Policies in-force
•     The number of policies in-force increased 2% in auto, primarily due to an increase in the number of AARP auto policies in-force and remained relatively flat for homeowners, as a 3% increase in the number of AARP homeowners’ policies in-force was offset by a 7% decline in the number of Agency homeowners’ policies in-force. The number of Agency policies in-force decreased primarily because of the Company’s decision to stop renewing Florida homeowners’ policies.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Personal Lines — Underwriting Summary	2009	2008	Change	2009	2008	Change
Written premiums	$1,045	$1,029	2%	$1,989	$1,965	1%
Change in unearned premium reserve	60	49	22%	25	2	NM

Earned premiums	985	980	1%	1,964	1,963	—
Losses and loss adjustment expenses
Current accident year before catastrophes	649	645	1%	1,276	1,280	—
Current accident year catastrophes	110	97	13%	152	127	20%
Prior accident years	—	1	(100%)	10	(7)	NM

Total losses and loss adjustment expenses	759	743	2%	1,438	1,400	3%
Amortization of deferred policy acquisition costs	168	155	8%	334	311	7%
Insurance operating costs and expenses	68	64	6%	127	129	(2%)

Underwriting results	$(10)	$18	NM	$65	$123	(47%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.9	65.9	—	65.0	65.3	0.3
Current accident year catastrophes	11.2	9.8	(1.4)	7.7	6.4	(1.3)
Prior accident years	—	—	—	0.5	(0.4)	(0.9)

Total loss and loss adjustment expense ratio	77.0	75.8	(1.2)	73.2	71.3	(1.9)
Expense ratio	24.0	22.4	(1.6)	23.5	22.4	(1.1)

Combined ratio	101.0	98.1	(2.9)	96.7	93.7	(3.0)

Catastrophe ratio
Current year	11.2	9.8	(1.4)	7.7	6.4	(1.3)
Prior years	0.8	0.3	(0.5)	1.0	(0.2)	(1.2)

Total catastrophe ratio	12.0	10.1	(1.9)	8.7	6.3	(2.4)

Combined ratio before catastrophes	89.0	88.0	(1.0)	88.0	87.5	(0.5)
Combined ratio before catastrophes and prior accident years development	89.8	88.3	(1.5)	88.4	87.7	(0.7)

Other revenues [1]	$35	$29	21%	$72	$63	14%

[1]	Represents servicing revenues.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Combined Ratios	2009	2008	Change	2009	2008	Change
Automobile	95.6	94.3	(1.3)	92.4	93.5	1.1
Homeowners	114.9	107.9	(7.0)	107.6	94.4	(13.2)

Total	101.0	98.1	(2.9)	96.7	93.7	(3.0)

Underwriting results and ratios
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Underwriting results decreased by $28, from underwriting income of $18 to an underwriting loss of $10, with a corresponding 2.9 point increase in the combined ratio, from 98.1 to 101.0, due to:

Change in underwriting results
Increase in earned premiums	$5

Losses and loss adjustment expenses
Ratio change — No change in the current accident loss and loss adjustment expense ratio before catastrophes	—
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(4)

Increase in current accident year losses and loss adjustment expenses before catastrophes	(4)
Catastrophes — Increase in current accident year catastrophes	(13)
Reserve changes — A change in prior accident years reserve development	1

Net increase in losses and loss adjustment expenses	(16)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(13)
Increase in insurance operating costs and expenses	(4)

Increase in operating expenses	(17)

Decrease in underwriting results from 2008 to 2009	$(28)

Earned premiums increased by $5
Earned premiums increased $5, as earned premium growth in AARP was partially offset by decreases in Agency and Other. Refer to the Earned Premiums section above for further discussion.
Losses and loss adjustment expenses increased by $16
Current accident year losses and loss adjustment expenses before catastrophes increased by $4
Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $4, to $649, due to an increase in earned premiums. The current accident year loss and loss adjustment expense ratio before catastrophes remained flat at 65.9 as a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes for AARP auto was offset by an increase in the ratio for Agency auto and Agency home. The decrease in the loss and loss adjustment expense ratio for AARP auto was largely due to expected favorable frequency on auto liability claims, partially offset by increased expected severity for auto liability claims relative to average premium per exposure. The increase in the loss and loss adjustment expense ratio for Agency auto was due to an increase in expected liability losses and increased physical damage frequency relative to average premium per exposure. The increase in the loss and loss adjustment expense ratio for Agency homeowners was due to increased severity coupled with a decline in average premium.
Current accident year catastrophes increased by $13
Current accident year catastrophe losses of $110, or 11.2 points, in 2009 were greater than current accident year catastrophe losses of $97, or 9.8 points, in 2008, as losses from tornadoes and thunderstorms in the South and Midwest were higher in 2009 than in 2008.
Operating expenses increased by $17
The expense ratio increased by 1.6 points, to 24.0, in 2009, due largely to a $13 increase in amortization of deferred policy acquisition costs while earned premium remained relatively flat. Amortization of acquisition costs increased for both AARP business and for business sold direct to the consumer in four pilot states as a result of increased direct marketing costs. Contributing to the increase in insurance operating costs and expenses were higher IT costs.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Underwriting results decreased by $58, from $123 to $65, with a corresponding 3.0 point increase in the combined ratio, from 93.7 to 96.7, due to:

Change in underwriting results
Increased in earned premiums	$1

Losses and loss adjustment expenses
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	5
Volume change — Increase in current accident year losses and loss adjustment expenses before catastrophes due to the increase in earned premium	(1)

Decrease in current accident year losses and loss adjustment expenses before catastrophes	4
Catastrophes — Increase in current accident year catastrophes	(25)
Reserve changes — A change from net favorable to net unfavorable prior accident years reserve development	(17)

Net increase in losses and loss adjustment expenses	(38)

Operating expenses
Increase in amortization of deferred policy acquisition costs	(23)
Decrease in insurance operating costs and expenses	2

Increase in operating expenses	(21)

Decrease in underwriting results from 2008 to 2009	$(58)

Earned premiums increased by $1
Earned premiums increased $1, as growth in AARP earned premiums was largely offset by decreases in Agency and Other. Refer to the Earned Premiums section above for further discussion.
Losses and loss adjustment expenses increased by $38
Current accident year losses and loss adjustment expenses before catastrophes decreased by $4
Personal Lines current accident year losses and loss adjustment expenses before catastrophes decreased by $4, to $1,276, due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 0.3 points, to 65.0. The decrease was primarily due to a lower current accident year loss and loss adjustment expense ratio for AARP auto claims, partially offset by an increase in the current accident year loss and loss adjustment expense ratio for AARP and Agency homeowners. The decrease in the loss and loss adjustment expense ratio for AARP auto was largely due to expected favorable frequency on auto liability claims, partially offset by increased expected severity for auto liability claims relative to average premium per exposure. The increase in the loss and loss adjustment expense ratio for AARP and Agency homeowners was due to increased frequency and severity coupled with slower average premium growth.
Current accident year catastrophes increased by $25
Current accident year catastrophe losses of $152, or 7.7 points, in 2009 were greater than current accident year catastrophe losses of $127, or 6.4 points, in 2008, as losses from winter storms, tornadoes and thunderstorms were higher in 2009 than in 2008.
A $17 change to net unfavorable prior accident year reserve development
Net unfavorable reserve development of $10 in 2009 was attributed to $43 of reserve strengthenings, including an $18 strengthening of reserves for homeowners’ business, and $33 of releases of reserves for auto liability claims, primarily related to accident years 2005 to 2007. Net favorable reserve development of $7 in 2008 included a $9 release of reserves for extra-contractual liability claims related to non-standard auto liability claims in runoff.
Operating expenses increased by $21
The expense ratio increased by 1.1 points, to 23.5, in 2009, due largely to a $23 increase in amortization of deferred policy acquisition costs while earned premium remained flat. Amortization of deferred policy acquisition costs increased for both AARP business and for business sold direct to the consumer in four pilot states as a result of increased direct marketing costs. Insurance operating costs and expenses were down slightly as a $7 reduction in TWIA assessments related to hurricane Ike was largely offset by an increase in other expenses, including higher IT costs.

SMALL COMMERCIAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Premiums [1]	2009	2008	Change	2009	2008	Change
Written premiums	$643	$679	(5%)	$1,336	$1,422	(6%)
Earned premiums	643	683	(6%)	1,295	1,370	(5%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2009	2008	2009	2008
New business premium	$120	$117	$239	$244
Premium renewal retention	78%	81%	78%	82%
Written pricing decrease	—	(3%)	—	(3%)
Earned pricing decrease	—	(2%)	(1%)	(2%)
Policies in-force end of period			1,060,482	1,057,058
Earned Premiums
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Earned premiums for the Small Commercial segment decreased $40 and $75, respectively for the three and six month periods, primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last nine months of 2008 and first three months of 2009 in all lines, including workers’ compensation, package business and commercial auto. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, the effects of the economic downturn and competitor actions to increase market share and increase business appetite in certain classes of risks have contributed to the decrease in earned premium in the first six months of 2009.

New business premium
•     New business written premium was up $3, or 3%, in the three months ended June 30, 2009 and declined $5, or 2%, for the six months ended June 30, 2009. The increase in new business written premium in the three month period was primarily driven by an increase in workers’ compensation and the decrease in new business written premium in the six month period was primarily due to decreases in new package and commercial automobile business. While the effects of the economic downturn and aggressive competition have affected the Company’s ability to grow its business, particularly for package and commercial auto, the Company continues to increase its new business for workers’ compensation through refinement of pricing and underwriting appetite in certain markets.

Premium renewal retention
•     Premium renewal retention decreased from 81% to 78% in the three month period and decreased from 82% to 78% in the six month period due largely to the effect of a decrease in retention in all lines of business and the effect of written pricing decreases for workers’ compensation business over the last nine months of 2008 and first three months of 2009. The decrease in premium renewal retention has been largely driven by the decline in the economy including the effects of increased mid-term cancellations.

Earned pricing increase (decrease)
•     For both the three and six month periods, earned pricing increased for package business, decreased for workers’ compensation and was relatively flat for commercial auto business. As written premium is earned over the 12-month term of the policies, the earned pricing changes during the three and six month periods ended June 30, 2009 were primarily a reflection of written pricing changes over the last nine months of 2008 and the first three months of 2009. In addition to the effect of written pricing decreases in workers’ compensation, average premium per policy in Small Commercial has declined due to a lower average premium on Next Generation Auto business, a reduction in the payrolls of workers’ compensation insureds and the effect of declining mid-term endorsements.

Policies in-force
•     While earned premium has decreased by 6% and 5%, respectively, for the three and six month periods, the number of policies in-force has remained relatively flat, reflecting the decrease in average premium per policy. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing, changes in the average premium per policy and because policy in-force counts are as of a point in time rather than over a period of time.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Small Commercial — Underwriting Summary	2009	2008	Change	2009	2008	Change
Written premiums	$643	$679	(5%)	$1,336	$1,422	(6%)
Change in unearned premium reserve	—	(4)	100%	41	52	(21%)

Earned premiums	643	683	(6%)	1,295	1,370	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	340	380	(11%)	702	750	(6%)
Current accident year catastrophes	23	35	(34%)	29	44	(34%)
Prior accident years	10	(2)	NM	15	(4)	NM

Total losses and loss adjustment expenses	373	413	(10%)	746	790	(6%)
Amortization of deferred policy acquisition costs	155	159	(3%)	312	318	(2%)
Insurance operating costs and expenses	41	42	(2%)	76	74	3%

Underwriting results	$74	$69	7%	$161	$188	(14%)

Loss and loss adjustment expense ratio
Current accident year before catastrophes	52.8	55.5	2.7	54.2	54.6	0.4
Current accident year catastrophes	3.6	5.2	1.6	2.3	3.2	0.9
Prior accident years	1.5	(0.3)	(1.8)	1.2	(0.3)	(1.5)

Total loss and loss adjustment expense ratio	58.0	60.4	2.4	57.6	57.6	—
Expense ratio	30.4	29.0	(1.4)	29.8	28.3	(1.5)
Policyholder dividend ratio	0.2	0.5	0.3	0.1	0.3	0.2

Combined ratio	88.6	89.8	1.2	87.6	86.2	(1.4)

Catastrophe ratio
Current year	3.6	5.2	1.6	2.3	3.2	0.9
Prior years	(0.3)	0.1	0.4	(0.1)	0.1	0.2

Total catastrophe ratio	3.3	5.3	2.0	2.2	3.3	1.1

Combined ratio before catastrophes	85.3	84.5	(0.8)	85.4	82.9	(2.5)
Combined ratio before catastrophes and prior accident years development	83.4	84.9	1.5	84.1	83.3	(0.8)
Underwriting results and ratios
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Underwriting results increased by $5, from $69 to $74, with a corresponding 1.2 point decrease in the combined ratio, from 89.8 to 88.6, due to:

Change in underwriting results
Decrease in earned premiums	$(40)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	23
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	17

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	40
Catastrophes — Decrease in current accident year catastrophes	12
Reserve changes — A change from net favorable to net unfavorable prior accident year reserve development	(12)

Net decrease in losses and loss adjustment expenses	40

Operating expenses
Decrease in amortization of deferred policy acquisition costs	4
Decrease in insurance operating costs and expenses	1

Decrease in operating expenses	5

Increase in underwriting results from 2008 to 2009	$5

Earned premium decreased by $40
For the three months ended June 30, 2009, earned premiums for the Small Commercial segment decreased by $40, to $643. Refer to the Earned Premium section above for discussion.
Losses and loss adjustment expenses decreased by $40
Current accident year losses and loss adjustment expenses before catastrophes decreased by $40
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $40 in 2009, to $340, primarily due to the decrease in earned premium and a 2.7 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, to 52.8. The decrease in this ratio was primarily due to lower loss and loss adjustment expense ratio on package business, driven by lower claim frequency.
Current accident year catastrophes decreased by $12
Current accident year catastrophe losses of $23, or 3.6 points, in 2009 were lower than current accident year catastrophe losses of $35, or 5.2 points, in 2008, as losses from windstorms and tornadoes in the Midwest in 2009 were lower than losses from tornadoes and thunderstorms in the South and Midwest in 2008.
A $12 change to net unfavorable prior accident year reserve development
Net unfavorable prior accident year development of $10 in 2009 included a $20 strengthening of reserves for package business related to accident years 2007 and 2008. While net favorable prior accident years development was only $2 in 2008, reserve development included an $18 release of workers’ compensation reserves related to accident years 2000 to 2007, largely offset by a $10 strengthening of reserves for claims under Small Commercial package policies related to accident year 2007.
Operating expense decreased by $5
The $4 decrease in amortization of deferred policy acquisition costs was primarily driven by the decrease in earned premium. The expense ratio increased by 1.4 points, to 30.4, in 2009, primarily due to the decrease in earned premium.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Underwriting results decreased by $27, from $188 to $161, with a corresponding 1.4 point increase in the combined ratio, from 86.2 to 87.6, due to:

Change in underwriting results
Decrease in earned premiums	$(75)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year losses and loss adjustment expenses before catastrophes due to the decrease in earned premium	41
Ratio change — A decrease in the current accident loss and loss adjustment expense ratio before catastrophes	7

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	48
Catastrophes — Decrease in current accident year catastrophes	15
Reserve changes — A change from net favorable to net unfavorable prior accident year reserve development	(19)

Net decrease in losses and loss adjustment expenses	44

Operating expenses
Decrease in amortization of deferred policy acquisition costs	6
Increase in insurance operating costs and expenses	(2)

Decrease in operating expenses	4

Decrease in underwriting results from 2008 to 2009	$(27)

Earned premium decreased by $75
For the six months ended June 30, 2009, earned premiums for the Small Commercial segment decreased by $75, to $1,295. Refer to the Earned Premium section above for discussion.
Losses and loss adjustment expenses decreased by $44
Current accident year losses and loss adjustment expenses before catastrophes decreased by $48
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $48 in 2009, to $702, primarily due to the decrease in earned premium and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The decrease in this ratio was primarily due to a lower loss and loss adjustment expense ratio on workers’ compensation business, reflecting a continuation of favorable expected frequency, partially offset by the effect of earned pricing declines and the effect of a 2009 decrease in estimated audit premium related to exposures earned in 2008.
Current accident year catastrophes decreased by $15
Current accident year catastrophe losses of $29, or 2.3 points, in 2009 were lower than current accident year catastrophe losses of $44, or 3.2 points, in 2008, as losses from tornadoes and thunderstorms were lower in 2009 than in 2008.
A $19 change to net unfavorable prior accident year reserve development
Net unfavorable prior accident year development of $15 in 2009 included $36 of strengthening of reserves for package business, partially offset by a $13 release of workers’ compensation reserves related to accident years 2003 to 2007. Net favorable prior accident year development of $4 in 2008 included a $39 release of workers’ compensation reserves related to accident years 2000 to 2007, largely offset by a $17 strengthening of reserves for general liability and products liability claims primarily for accident years 2004 and prior and $10 strengthening of reserves for claims under package policies related to accident year 2007.
Operating expense decreased by $4
The decrease in amortization of deferred policy acquisition costs was driven by the decrease in earned premium, partially offset by higher amortization of other underwriting expenses. The expense ratio increased by 1.5 points, to 29.8, in 2009, primarily due to the decrease in earned premium and the increase in insurance operating costs and expenses. Insurance operating costs and expenses increased by $2, largely due to a decrease in estimated contingent commissions in 2008 related to 2007 agent compensation and higher IT costs in 2009, partially offset by a $5, or 0.7 point, reduction in TWIA assessments related to hurricane Ike.

MIDDLE MARKET

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Premiums [1]	2009	2008	Change	2009	2008	Change
Written premiums	$482	$529	(9%)	$1,008	$1,094	(8%)
Earned premiums	538	575	(6%)	1,086	1,168	(7%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

Premium Measures	2009	2008	2009	2008
New business premium	$106	$101	$221	$206
Premium renewal retention	71%	77%	73%	78%
Written pricing decrease	(1%)	(7%)	(2%)	(6%)
Earned pricing decrease	(5%)	(6%)	(5%)	(5%)
Policies in-force end of period			96,574	96,602
Earned Premiums
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Earned premiums for the Middle Market segment decreased by $37, or 6%, for the three months ended June 30, 2009 and decreased by $82, or 7%, for the six months ended June 30, 2009. For both periods, the decrease was primarily driven by decreases in general liability and commercial auto due to earned pricing decreases and the effect of a decline in new business and premium renewal retention over the last nine months of 2008 and first three months of 2009. Middle Market workers’ compensation earned premium increased modestly as the effect of an increase in new business written premium over the last nine months of 2008 and first three months of 2009 was partially offset by lower earned audit premium.

New business premium
•     New business written premium increased by $5, or 5%, to $106 in the second quarter of 2009 and increased by $15, or 7%, to $221 in the first six months of 2009. An increase in new business written premium for workers’ compensation was partially offset by a decrease in new business for marine, commercial auto and general liability. The Company has increased new business for workers’ compensation by targeting business in selected industries and regions of the country where attractive new business opportunities remain, despite continued price competition and state-mandated rate reductions. In the first two months of the second quarter of 2009, the Company’s new business was negatively affected by uncertainty in the marketplace regarding The Hartford, particularly for larger accounts, but new business improved significantly in the month of June for both smaller and larger accounts after the Company reaffirmed its focus on its core domestic Property & Casualty and Life businesses and the Company’s ratings stabilized.

Premium renewal retention
•     Premium renewal retention decreased from 77% to 71% for the three month period and decreased from 78% to 73% for the six month period due largely to a decrease in retention of workers’ compensation, general liability and commercial auto and, for the six-month period, a decrease in property. The Company continued to take actions to secure renewals in the first six months of 2009, including the use of reduced pricing on targeted accounts, particularly on workers’ compensation business. Nevertheless, premium renewal retention declined due to the effects of the downturn in the economy, particularly in Marine construction lines, and the Company’s decision not to reduce its pricing in many lines, including property, auto and general liability business. Premium renewal retention was also lower for workers’ compensation business due to the effect of lower audit premium decreasing average premium per policy. As was the case with new business, in the first two months of the second quarter of 2009, renewal retention was negatively affected by uncertainty in the marketplace regarding The Hartford, particularly for larger accounts, but renewal retention improved significantly in the month of June after the Company reaffirmed its focus on its core domestic Property & Casualty and Life businesses and the Company’s ratings stabilized.

Earned pricing decrease
•     Earned pricing decreased in all lines of business, including workers’ compensation, commercial auto, general liability, property and marine. As written premium is earned over the 12-month term of the policies, the earned pricing changes during the second quarter of 2009 were primarily a reflection of written pricing decreases over the last nine months of 2008 and the first three months of 2009. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market. In the second quarter of 2009, however, written pricing decreases moderated for workers’ compensation, general liability and marine and were flat or slightly positive for property and commercial auto.

Policies in-force	• While the number of policies in-force remained relatively flat from June 30, 2008 to June 30, 2009, earned premium declined due to the reduction in the average premium per policy.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Middle Market — Underwriting Summary	2009	2008	Change	2009	2008	Change
Written premiums	$482	$529	(9%)	$1,008	$1,094	(8%)
Change in unearned premium reserve	(56)	(46)	(22%)	(78)	(74)	(5%)

Earned premiums	538	575	(6%)	1,086	1,168	(7%)
Losses and loss adjustment expenses
Current accident year before catastrophes	331	377	(12%)	690	757	(9%)
Current accident year catastrophes	8	33	(76%)	24	42	(43%)
Prior accident years	(22)	(21)	(5%)	(80)	(37)	(116%)

Total losses and loss adjustment expenses	317	389	(19%)	634	762	(17%)
Amortization of deferred policy acquisition costs	123	129	(5%)	248	258	(4%)
Insurance operating costs and expenses	42	54	(22%)	79	90	(12%)

Underwriting results	$56	$3	NM	$125	$58	116%

Loss and loss adjustment expense ratio
Current accident year before catastrophes	61.6	65.7	4.1	63.6	64.9	1.3
Current accident year catastrophes	1.6	5.7	4.1	2.2	3.6	1.4
Prior accident years	(4.2)	(3.7)	0.5	(7.4)	(3.2)	4.2

Total loss and loss adjustment expense ratio	59.1	67.7	8.6	58.4	65.3	6.9
Expense ratio	29.8	29.4	(0.4)	29.5	28.5	(1.0)
Policyholder dividend ratio	0.6	2.3	1.7	0.5	1.3	0.8

Combined ratio	89.5	99.4	9.9	88.5	95.0	6.5

Catastrophe ratio
Current year	1.6	5.7	4.1	2.2	3.6	1.4
Prior years	(0.8)	(0.4)	0.4	(0.9)	(0.1)	0.8

Total catastrophe ratio	0.8	5.3	4.5	1.3	3.5	2.2

Combined ratio before catastrophes	88.7	94.1	5.4	87.2	91.5	4.3
Combined ratio before catastrophes and prior accident years development	92.1	97.4	5.3	93.7	94.6	0.9
Underwriting results and ratios
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Underwriting results increased by $53, from $3 to $56 with a corresponding 9.9 point decrease in the combined ratio, from 99.4 to 89.5 due to:

Change in underwriting results
Decrease in earned premiums	$(37)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	25
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	21

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	46
Catastrophes — Decrease in current accident year catastrophes	25
Reserve changes — An increase in net favorable prior accident year reserve development	1

Net decrease in losses and loss adjustment expenses	72
Operating expenses
Decrease in amortization of deferred policy acquisition costs	6
Decrease in insurance operating costs and expenses	12

Net decrease in operating expenses	18

Increase in underwriting results from 2008 to 2009	$53

Earned premium decreased by $37
Earned premiums for the Middle Market segment decreased by $37, or 6%, driven primarily by decreases in general liability and commercial auto. Refer to the Earned Premium section for further discussion.
Losses and loss adjustment expenses decreased by $72
Current accident year losses and loss adjustment expenses before catastrophes decreased by $46
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $46, primarily due to a decrease in earned premium and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio decreased by 4.1 points, to 61.6, primarily due to lower non-catastrophe losses on property business, driven by favorable claim severity, partially offset by a higher loss and loss adjustment expense ratio on workers’ compensation and livestock business.
Current accident year catastrophes decreased by $25
Current accident year catastrophe losses of $8, or 1.6 points, in 2009 were lower than current accident year catastrophe losses of $33, or 5.7 points, in 2008, as losses from windstorms and tornadoes across the Midwest in 2009 were lower than losses from tornadoes and thunderstorms in the South and Midwest in 2008.
A $1 increase in net favorable prior accident year reserve development
Net favorable reserve development of $22 in 2009 included a $33 release of general liability reserves, primarily related to accident years 2004 to 2007. Net favorable reserve development of $21 in 2008 included a $23 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years.
Operating expenses decreased by $18
Insurance operating costs and expenses decreased by $12, primarily due to an $11 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits recognized in the second quarter of 2008. The decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium. The expense ratio increased 0.4 points, to 29.8 in 2009, as insurance operating costs and expenses other than policyholders dividends did not decrease commensurate with the decrease in earned premium.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Underwriting results increased by $67, from $58 to $125, with a corresponding 6.5 point decrease in the combined ratio, from 95.0 to 88.5, due to:

Change in underwriting results
Decrease in earned premiums	$(82)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	53
Ratio change — A decrease in the current accident year loss and loss adjustment expense ratio before catastrophes	14

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	67
Catastrophes — Decrease in current accident year catastrophes	18
Reserve changes — An increase in net favorable prior accident year reserve development	43

Net decrease in losses and loss adjustment expenses	128
Operating expenses
Decrease in amortization of deferred policy acquisition costs	10
Decrease in insurance operating costs and expenses	11

Net decrease in operating expenses	21

Increase in underwriting results from 2008 to 2009	$67

Earned premium decreased by $82
Earned premiums for the Middle Market segment decreased by $82, or 7%, driven primarily by decreases in general liability and commercial auto. Refer to the Earned Premium section for further discussion.
Losses and loss adjustment expenses decreased by $128
Current accident year losses and loss adjustment expenses before catastrophes decreased by $67
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $67, primarily due to a decrease in earned premium and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio decreased by 1.3 points, to 63.6, primarily due to lower non-catastrophe losses on property business, driven by favorable claim severity, partially offset by a higher loss and loss adjustment expense ratio on workers’ compensation and general liability business. The higher loss and loss adjustment expense ratio on workers’ compensation and general liability business was partially due to the effect of a 2008 increase in estimated audit premium related to exposures earned in 2007, which reduced the loss and loss adjustment expense ratio in 2008.
Current accident year catastrophes decreased by $18
Current accident year catastrophe losses of $24, or 2.2 points, in 2009 were lower than current accident year catastrophe losses of $42, or 3.6 points, in 2008, as losses from ice storms, windstorms and tornadoes across many states in 2009 were lower than losses from tornadoes and thunderstorms in the South and Midwest in 2008.
A $43 increase in net favorable prior accident year reserve development
Net favorable prior accident year reserve development increased by $43, from $37, or 3.2 points, in 2008 to $80, or 7.4 points, in 2009. Net favorable reserve development of $80 in 2009 included general liability reserve releases of $71, primarily related to accident years 2004 to 2007. Net favorable reserve development of $37 in 2008 included a $37 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years and a $19 release of workers’ compensation reserves, partially offset by a $30 strengthening of reserves for general liability and products liability claims primarily related to accident years 2004 and prior.
Operating expenses decreased by $21
Insurance operating costs and expenses decreased by $11, primarily due to an $11 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits in 2008. The decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium, partially offset by an increase in amortization of other underwriting expenses. The expense ratio increased 1.0 point, to 29.5 in 2009, as insurance operating costs and expenses other than policyholders dividends did not decrease commensurate with the decrease in earned premium.

SPECIALTY COMMERCIAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Written Premiums [1]
Property	$—	$14	(100%)	$(16)	$21	NM
Casualty	128	135	(5%)	278	294	(5%)
Professional liability, fidelity and surety	148	176	(16%)	291	328	(11%)
Other	16	21	(24%)	34	43	(21%)

Total	$292	$346	(16%)	$587	$686	(14%)

Earned Premiums [1]
Property	$3	$24	(88%)	$16	$51	(69%)
Casualty	124	132	(6%)	254	264	(4%)
Professional liability, fidelity and surety	165	169	(2%)	336	339	(1%)
Other	19	21	(10%)	37	42	(12%)

Total	$311	$346	(10%)	$643	$696	(8%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.
Earned premiums
Three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008
Earned premiums for the Specialty Commercial segment decreased by $35, or 10%, for the three month period and by $53, or 8%, for the six month period, primarily due to a decrease in property earned premiums.
•
Property earned premiums decreased by $21, or 88%, for the three month period and by $35, or 69%, for the six month period, primarily due to the sale of the Company’s core excess and surplus lines property business. Effective March 31, 2009, the Company sold its core excess and surplus lines property business, to Beazley Group PLC. Concurrent with the sale, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. The ceding of the unearned premium was reflected as a reduction of written premium in the six months ended June 30, 2009.

•
Casualty earned premiums decreased by $8, or 6%, and by $10, or 4%, respectively, for the three and six month periods, primarily because of earned pricing decreases and a decrease in insured exposures on specialty construction accounts.

•
Professional liability, fidelity and surety earned premium decreased slightly as the effects of lower new business and renewal retention and earned pricing decreases were largely offset by a decrease in the portion of professional liability risks ceded to outside reinsurers. The adverse impact of recent ratings downgrades contributed to a decline in new business and renewal retention in the first six months of 2009.

•
Within the “Other” category, earned premium decreased by $2, or 10%, and by $5, or 12%, respectively, for the three and six month periods. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Specialty Commercial — Underwriting Summary	2009	2008	Change	2009	2008	Change
Written premiums	$292	$346	(16%)	$587	$686	(14%)
Change in unearned premium reserve	(19)	—	—	(56)	(10)	NM

Earned premiums	311	346	(10%)	643	696	(8%)
Losses and loss adjustment expenses
Current accident year before catastrophes	214	237	(10%)	447	477	(6%)
Current accident year catastrophes	1	6	(83%)	2	8	(75%)
Prior accident years	(47)	(17)	(176%)	(72)	(42)	(71%)

Total losses and loss adjustment expenses	168	226	(26%)	377	443	(15%)
Amortization of deferred policy acquisition costs	72	78	(8%)	147	157	(6%)
Insurance operating costs and expenses	35	24	46%	60	39	54%

Underwriting results	$36	$18	100%	$59	$57	4%

Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.7	68.4	(0.3)	69.5	68.6	(0.9)
Current accident year catastrophes	0.3	1.9	1.6	0.2	1.1	0.9
Prior accident years	(15.0)	(4.6)	10.4	(11.3)	(5.9)	5.4

Total loss and loss adjustment expense ratio	54.0	65.7	11.7	58.4	63.7	5.3
Expense ratio	34.5	28.4	(6.1)	31.9	27.4	(4.5)
Policyholder dividend ratio	0.1	1.1	1.0	0.4	0.8	0.4

Combined ratio	88.7	95.2	6.5	90.8	91.9	1.1

Catastrophe ratio
Current year	0.3	1.9	1.6	0.2	1.1	0.9
Prior years	(1.7)	(0.5)	1.2	(1.0)	(1.2)	(0.2)

Total catastrophe ratio	(1.4)	1.4	2.8	(0.7)	(0.1)	0.6

Combined ratio before catastrophes	90.1	93.8	3.7	91.5	92.0	0.5
Combined ratio before catastrophes and prior accident years development	103.4	97.9	(5.5)	101.9	96.7	(5.2)

Other revenues [1]	$86	$96	(10%)	$166	$182	(9%)

[1]	Represents servicing revenue.
Underwriting results and ratios
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Underwriting results increased by $18, from $18 to $36, with a corresponding 6.5 point decrease in the combined ratio, to 88.7, due to:

Change in underwriting results
Decrease in earned premiums	$(35)

Losses and loss adjustment expenses
Volume change — Decrease in the current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	24
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(1)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	23
Catastrophes — Decrease in current accident year catastrophe losses	5
Reserve changes — Increase in net favorable prior accident year reserve development	30

Net decrease in losses and loss adjustment expenses	58

Operating expenses
Decrease in amortization of deferred policy acquisition costs	6
Increase in insurance operating costs and expenses	(11)

Net increase in operating expenses	(5)

Increase in underwriting results from 2008 to 2009	$18

Earned premiums decreased by $35
Earned premiums for the Specialty Commercial segment decreased by $35, or 10%, primarily due to a decrease in property earned premiums. Refer to the Earned Premiums section above for further discussion.
Losses and loss adjustment expenses decreased by $58
Current accident year losses and loss adjustment expenses before catastrophes decreased by $23
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $23 in 2009, to $214, primarily due to a decrease in earned premium.
Net favorable prior accident year development increased by $30
Net favorable prior accident year reserve development of $47 in 2009 included a $30 release of reserves for D&O insurance claims related to accident years 2003 to 2007 and a $20 release of reserves for uncollectible reinsurance. Net favorable prior accident year reserve development of $17 in 2008 included a $10 release of reserves for D&O insurance and E&O insurance for the 2004 to 2006 accident years.
Operating expenses increased by $5
Insurance operating costs and expenses increased by $11, primarily due to a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes, partially offset by decreases in policyholder dividends and compensation-related costs. Amortization of deferred policy acquisition costs decreased by $6 primarily due to the decrease in earned premium. The expense ratio increased by 6.1 points, to 34.5, due to the decrease in earned premium and the increase in insurance operating costs and expenses.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Underwriting results increased by $2, from $57 to $59, with a corresponding 1.1 point decrease in the combined ratio, to 90.8, due to:

Change in underwriting results
Decrease in earned premiums	$(53)

Losses and loss adjustment expenses
Volume change — Decrease in current accident year loss and loss adjustment expenses before catastrophes due to the decrease in earned premium	38
Ratio change — An increase in the current accident year loss and loss adjustment expense ratio before catastrophes	(8)

Net decrease in current accident year losses and loss adjustment expenses before catastrophes	30
Catastrophes — Decrease in current accident year catastrophe losses	6
Reserve changes — Increase in net favorable prior accident years reserve development	30

Net decrease in losses and loss adjustment expenses	66

Operating expenses
Decrease in amortization of deferred policy acquisition costs	10
Increase in insurance operating costs and expenses	(21)

Net increase in operating expenses	(11)

Increase in underwriting results from 2008 to 2009	$2

Earned premiums decreased by $53
Earned premiums for the Specialty Commercial segment decreased by $53, or 8%, primarily due to a decrease in property earned premiums. Refer to the Earned Premiums section above for further discussion.
Losses and loss adjustment expenses decreased by $66
Current accident year losses and loss adjustment expenses before catastrophes decreased by $30
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $30 in 2009, to $447, primarily due to a decrease in earned premium, partially offset by an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year reserve development. The loss and loss adjustment expense ratio before catastrophes and prior accident year reserve development increased by 0.9 points, to 69.5, primarily due to a higher loss and loss adjustment ratio on directors’ and officers’ insurance and specialty casualty business, driven largely by earned pricing decreases.
Net favorable prior accident year reserve development increased by $30
Net favorable prior accident year reserve development of $72 in 2009 included, among other reserve changes, releases of reserves for directors’ and officers’ insurance claims of $50 and a $20 release of reserves for uncollectible reinsurance. Net favorable prior accident year reserve development of $42 in 2008 included a $20 release of reserves for D&O insurance and E&O insurance claims related to accident years 2003 to 2006 and a $10 release of reserves for construction defect claims related to accident years 2001 and prior.
Operating expenses increased by $11
Insurance operating costs and expenses increased by $21, primarily due to a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes. The expense ratio increased by 4.5 points, to 31.9, primarily due to the decrease in earned premium and the increase in insurance operating costs and expenses. Amortization of deferred policy acquisition costs decreased by $10 due to the decrease in earned premium.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Written premiums	$1	$2	(50%)	$2	$4	(50%)
Change in unearned premium reserve	—	—	—	1	1	—

Earned premiums	1	2	(50%)	1	3	(67%)
Losses and loss adjustment expenses — prior years	121	55	120%	121	70	73%
Insurance operating costs and expenses	4	5	(20%)	9	10	(10%)

Underwriting results	(124)	(58)	(114%)	(129)	(77)	(68%)
Net investment income	41	57	(28%)	81	112	(28%)
Net realized capital losses	2	2	—	(32)	(16)	(100%)
Other expenses	(2)	—	NM	(1)	(2)	50%

Income before income taxes	(83)	1	NM	(81)	17	NM
Income tax benefit (expense)	34	2	NM	33	—	NM

Net income	$(49)	$3	NM	$(48)	$17	NM

Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Net income for the three months ended June 30, 2009 decreased $52 compared to the prior year period.
The decrease in Other Operations’ net income was driven primarily by the following:
•
A $66 decrease in underwriting results, primarily due to a $66 increase in unfavorable prior year loss development. Reserve development in the three months ended June 30, 2009 included $138 of asbestos reserve strengthening as a result of the Company’s annual asbestos evaluation, partially offset by a decrease of $20 in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables. For the comparable three month period ended June 30, 2008, reserve development included $50 of asbestos reserve strengthening as a result of the Company’s annual asbestos reserve evaluation.

•	A $16 decrease in net investment income, primarily as a result of a decrease in income on fixed maturity investments driven by lower pre-tax yields and a decrease in the level of invested assets.
Partially offsetting the decrease in Other Operations’ net income were the following:
•	A $32 increase in income tax benefit, as a result of a change from net income to net loss.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Net income for the six months ended June 30, 2009 decreased $65 compared to the prior year period, driven primarily by the following:
•
A $52 decrease in underwriting results, primarily due to a $51 increase in unfavorable prior year loss development. Reserve development in the six months ended June 30, 2009 included $138 of asbestos reserve strengthening as a result of the Company’s annual asbestos reserve evaluation, partially offset by a decrease of $20 in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables. For the comparable six month period ended June 30, 2008, reserve development included $50 of asbestos reserve strengthening as a result of the Company’s annual asbestos reserve evaluation.

•
A $31 decrease in net investment income, primarily as a result of a decrease in investment yield for fixed maturities and a decrease in invested assets resulting from net losses and loss adjustment expenses paid.

Partially offsetting the decrease in Other Operations’ net income were the following:
•	A $33 increase in income tax benefit, as a result of the change from net income to net loss.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and six months ended June 30, 2009.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended June 30, 2009	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,845		$261	$1,565	$3,671
Losses and loss adjustment expenses incurred	138		—	(17)	121
Losses and loss adjustment expenses paid	(37)		(7)	(27)	(71)
Reclassification of asbestos and environmental liabilities [4]	51		3	(54)	—

Ending liability — net [2][3]	$1,997	[5]	$257	$1,467	$3,721

For the Six Months Ended June 30, 2009	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,884		$269	$1,628	$3,781
Losses and loss adjustment expenses incurred	138		—	(17)	121
Losses and loss adjustment expenses paid	(76)		(15)	(90)	(181)
Reclassification of asbestos and environmental liabilities [4]	51		3	(54)	—

Ending liability — net [2][3]	$1,997	[5]	$257	$1,467	$3,721

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $11 and $5, respectively, as of June 30, 2009, $12 and $6, respectively, as of March 31, 2009, and $12 and $6, respectively, as of December 31, 2008. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three and six months ended June 30, 2009 includes $2 and $8, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three and six months ended June 30, 2009 includes $4 and $10, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,622 and $292, respectively, as of June 30, 2009, $2,453 and $301, respectively, as of March 31, 2009, and $2,498 and $309, respectively, as of December 31, 2008.

[4]	During the three months ended June 30, 2009, the Company reclassified liabilities of $54 that were previously classified as “All Other” to “Asbestos” and “Environmental”.

[5]
The one-year and average three-year net paid amounts for asbestos claims, including Ongoing Operations, are $182 and $232, respectively, resulting in a one year net survival ratio of 11.0 and a three year net survival ratio of 8.6. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e., survive) if the future annual claim payments were consistent with the calculated historical average.

During the second quarter of 2009, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $138. For certain direct policyholders, the Company experienced increases in claim severity, expense and costs associated with litigating asbestos coverage matters. Increases in severity and expense were most prevalent among certain, peripheral defendant insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. In the second quarter of 2008, the Company increased its net asbestos reserves by $50 driven by account specific changes. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
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

•	Accounts with future expected exposures greater or less than $2.5 include accounts that are not major asbestos defendants.
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
The following table displays asbestos reserves and other statistics by policyholder category, as of June 30, 2009:
Summary of Gross Asbestos Reserves
As of June 30, 2009

	Number of	All Time	Total	All Time
	Accounts [1]	Paid [2]	Reserves	Ultimate [2]
Major asbestos defendants [4]
Structured settlements (includes 4 Wellington accounts) [5]	7	$270	$475	$745
Wellington (direct only)	29	904	43	947
Other major asbestos defendants	29	474	168	642
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	73	744	547	1,291
Accounts with future exposure < $2.5	1,104	424	119	543
Unallocated [6]		1,687	366	2,053

Total direct		$4,503	$1,718	$6,221
Assumed reinsurance		1,110	557	1,667
London market		581	347	928

Total as of June 30, 2009 [3]		$6,194	$2,622	$8,816

[1]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2009.

[2]
“All Time Paid” represents the total payments with respect to the indicated claim type that have already been made by the Company as of the indicated balance sheet date. “All Time Ultimate” represents the Company’s estimate, as of the indicated balance sheet date, of the total payments that are ultimately expected to be made to fully settle the indicated payment type. The amount is the sum of the amounts already paid (e.g., “All Time Paid”) and the estimated future payments (e.g., the amount shown in the column labeled “Total Reserves”).

[3]
Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The three-year gross survival ratio of 7.5 as of June 30, 2009 is computed based on total paid losses of $1,051 for the period from July 1, 2006 to June 30, 2009. As of June 30, 2009, the one year gross paid amount for total asbestos claims is $284, resulting in a one year gross survival ratio of 9.2.

[4]	Includes 25 open accounts at June 30, 2009. Included 25 open accounts at June 30, 2008.

[5]
Structured settlements include the Company’s reserves related to PPG Industries, Inc. (“PPG”). In January 2009, the Company, along with approximately three dozen other insurers, entered into a modified agreement in principle with PPG to resolve the Company’s coverage obligations for all of its PPG asbestos liabilities, including principally those arising out of its 50% stock ownership of Pittsburgh Corning Corporation (“PCC”), a joint venture with Corning, Inc. The agreement is contingent on the fulfillment of certain conditions, including the confirmation of a PCC plan of reorganization under Section 524(g) of the Bankruptcy Code, which have not yet been met.

[6]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.
For paid and incurred losses and loss adjustment expenses reporting, the Company also classifies its asbestos and environmental reserves into three categories: Direct, Assumed Reinsurance, and London Market. Direct insurance includes primary and excess coverage. Assumed reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of the Company’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.
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
The following table sets forth, for the three and six months ended June 30, 2009, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expense (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended June 30, 2009	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$33	$117	$6	$—
Assumed Reinsurance	13	52	3	—
London Market	4	—	1	—

Total	50	169	10	—
Ceded	(13)	(31)	(3)	—

Net prior to reclassification	37	138	7	—
Reclassification of asbestos and environmental liabilities [2]	—	51	—	3

Net	$37	$189	$7	$3

Six Months Ended June 30, 2009
Gross
Direct	$69	$117	$13	$—
Assumed Reinsurance	17	52	4	—
London Market	9	—	2	—

Total	95	169	19	—
Ceded	(19)	(31)	(4)	—

Net prior to reclassification	76	138	15	—
Reclassification of asbestos and environmental liabilities [2]	—	51	—	3

Net	$76	$189	$15	$3

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2009 includes $2 and $8, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2009 includes $5 and $10, respectively, related to asbestos and environmental claims.

[2]	During the three months ended June 30, 2009, the Company reclassified liabilities of $54 that were previously classified as “All Other” to “Asbestos” and “Environmental”.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2009 of $2.27 billion ($2.01 billion and $262 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.87 billion to $2.56 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2008 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.

The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarter of 2009, the Company completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. Based on this evaluation, the Company reduced its allowance for uncollectible reinsurance by $20 principally to reflect decreased reinsurance recoverable dispute exposure and favorable activity since the last evaluation. As of June 30, 2009, the allowance for uncollectible reinsurance for Other Operations totals $223. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
The Company expects to perform its regular review of environmental liabilities in the third quarter of 2009. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance and Other Operations (Including Asbestos and Environmental Claims) sections of the MD&A included in the Company’s 2008 Form 10-K Annual Report.

CORPORATE
Corporate Invested Assets
The investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common and preferred stock.
The following table presents Corporate’s invested assets by type.
Composition of Invested Assets

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value [1]	$115	2.6%	$155	8.8%
Equity securities, AFS, at fair value	80	1.8%	73	4.2%
Mortgage loans on real estate [2]	288	6.6%	—	—
Other investments [3]	39	0.9%	43	2.4%
Short-term investments [4]	3,877	88.1%	1,488	84.6%

Total investments	$4,399	100.0%	$1,759	100.0%

[1]	Includes $27 as of June 30, 2009 acquired through the purchase of Federal Trust Corporation.

[2]	Includes $288 as of June 30, 2009 of residential and commercial loans acquired through the purchase of Federal Trust Corporation.

[3]	Relates to a put option agreement for the Company’s contingent capital facility.

[4]	Includes $211 as of June 30, 2009 acquired through the purchase of Federal Trust Corporation.
Total investments increased $2.6 billion since December 31, 2008 primarily due to the receipt of approximately $3.4 billion from the U.S. Department of Treasury’s Capital Purchase Program (“CPP”) which was primarily invested in short-term money market funds. Subsequent to the receipt of the CPP funds, $500 was contributed to the Company’s Life operations and $185 was contributed to Federal Trust Corporation. For further information on the Capital Purchase Program, see the Capital Resources and Liquidity Section of the MD&A.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk Section in Note 5 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2009, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit derivative instruments to manage credit exposure. Credit derivatives used by the Company include credit default swaps, credit index swaps, and total return swaps.
Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.
Credit index swaps and total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract.

The Company uses credit derivatives to purchase credit protection and assume credit risk with respect to a single entity, referenced index, or asset pool. The Company enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers, which are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position. In addition to the credit default swaps that assume credit risk, the Company also purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio.
The credit default swaps are carried on the balance sheet at fair value. The Company received upfront premium payments on certain credit default swaps, which reduces the Company’s overall credit exposure with respect to credit default swaps. The following table summarizes the credit default swaps used by the Company to manage credit risk within the portfolio, excluding credit default swaps in offsetting positions which had a notional amount of $3.8 billion as of June 30, 2009.
Credit Default Swaps

	June 30, 2009			December 31, 2008
		Initial			Initial
	Notional	Premium		Notional	Premium
	Amount	Received	Fair Value	Amount	Received	Fair Value
Assume credit risk	$1,075	$—	$(316)	$1,082	$(2)	$(399)
Purchase credit protection	4,270	(8)	9	3,668	(1)	340

Total credit default swaps	$5,345	$(8)	$(307)	$4,750	$(3)	$(59)

During the six months ended June 30, 2009, the Company continued to reduce overall credit risk exposure to general credit spread movements within its fixed maturity portfolio by increasing the notional amount of the credit default swaps that purchase credit protection. The Company’s credit default swap portfolio has experienced and may continue to experience market value fluctuations based upon certain market conditions, including credit spread movement of specific referenced entities. For the three and six months ended June 30, 2009, the Company realized net losses of $124 and $308, respectively, including periodic net coupon settlements, on credit default swaps. The net loss on credit derivatives that purchase credit protection, which are used to economically hedge fixed maturity securities, and the net gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spreads tightening.
Available-for-Sale Securities
The following table presents the Company’s fixed maturities by credit quality on a consolidated basis. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Consolidated Fixed Maturities by Credit Quality

	June 30, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
Government/Government agencies — U.S.	$7,944	$7,801	12.0%	$9,409	$9,568	14.7%
AAA	14,625	11,797	18.2%	17,844	13,489	20.7%
AA	12,830	11,044	17.0%	14,093	11,646	17.9%
A	19,522	16,985	26.2%	18,742	15,831	24.4%
BBB	16,989	14,687	22.7%	15,749	12,794	19.6%
BB & below	4,286	2,554	3.9%	2,401	1,784	2.7%

Total fixed maturities	$76,196	$64,868	100.0%	$78,238	$65,112	100.0%

The movement within the Company’s investment ratings as a percentage of total fixed maturities since December 31, 2008 is primarily attributable to recent rating agency downgrades across multiple sectors, the unwind of the Company’s term lending program and sales of U.S. Treasuries being re-deployed into corporate securities. Currently, Standard & Poor (“S&P”) is contemplating changes to its rating methodology for certain CMBS and anticipates potential downgrades in the upcoming months which may impact the Company’s CMBS and CRE CDO portfolios.

The following table presents the Company’s AFS securities by type on a consolidated basis.
Consolidated Available-for-Sale Securities by Type

	June 30, 2009					December 31, 2008
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
AFS securities
ABS
Consumer loans	$2,111	$2	$(446)	$1,667	2.6%	$2,251	$—	$(589)	$1,662	2.6%
Small business	549	1	(262)	288	0.4%	570	—	(250)	320	0.5%
Other	612	10	(127)	495	0.8%	610	6	(132)	484	0.7%
Collateralized debt obligations (“CDOs”)
Collateralized loan obligations (“CLOs”) [1]	2,809	—	(619)	2,190	3.4%	2,865	—	(735)	2,130	3.3%
CREs	1,709	3	(1,349)	363	0.6%	1,763	2	(1,302)	463	0.7%
Other	29	—	(19)	10	—	27	—	(8)	19	—
CMBS
Agency backed [2]	385	16	(3)	398	0.6%	433	16	—	449	0.7%
Bonds	10,725	17	(3,872)	6,870	10.6%	11,144	10	(4,370)	6,784	10.4%
Interest only (“IOs”)	1,251	18	(247)	1,022	1.6%	1,396	17	(333)	1,080	1.7%
Corporate
Basic industry	2,356	65	(201)	2,220	3.4%	2,138	33	(338)	1,833	2.8%
Capital goods	2,597	48	(188)	2,457	3.8%	2,480	32	(322)	2,190	3.3%
Consumer cyclical	2,275	28	(190)	2,113	3.3%	2,335	34	(388)	1,981	3.0%
Consumer non-cyclical	4,444	144	(109)	4,479	6.9%	3,435	60	(252)	3,243	5.0%
Energy	2,429	79	(54)	2,454	3.8%	1,669	24	(146)	1,547	2.4%
Financial services	7,956	68	(1,734)	6,290	9.7%	8,422	254	(1,543)	7,133	10.9%
Tech./comm.	3,936	115	(192)	3,859	5.9%	3,738	86	(400)	3,424	5.3%
Transportation	600	8	(73)	535	0.8%	508	8	(90)	426	0.7%
Utilities	5,257	138	(294)	5,101	7.9%	4,859	92	(578)	4,373	6.7%
Other [3]	1,604	14	(291)	1,327	2.0%	1,475	—	(444)	1,031	1.6%
Govt./govt. agencies
Foreign	1,014	41	(24)	1,031	1.6%	2,786	100	(65)	2,821	4.3%
United States	4,471	23	(254)	4,240	6.5%	5,883	112	(39)	5,956	9.2%
Municipal
Taxable	1,090	6	(203)	893	1.4%	1,115	8	(229)	894	1.4%
Tax-exempt	10,249	204	(393)	10,060	15.5%	10,291	194	(724)	9,761	15.0%
RMBS
Agency	3,088	87	(12)	3,163	4.9%	3,092	88	(15)	3,165	4.9%
Non-agency	173	1	(50)	124	0.2%	213	—	(48)	165	0.2%
Alt-A	298	—	(139)	159	0.2%	305	—	(108)	197	0.3%
Sub-prime [4]	2,179	4	(1,123)	1,060	1.6%	2,435	8	(862)	1,581	2.4%

Fixed maturities	76,196	1,140	(12,468)	64,868	100.0%	78,238	1,184	(14,310)	65,112	100.0%
Equity securities
Financial Services	1,004	12	(392)	624		973	13	(196)	790
Other	514	221	(51)	684		581	190	(103)	668

Total equity securities	1,518	233	(443)	1,308		1,554	203	(299)	1,458

Total AFS securities [5]	$77,714	$1,373	$(12,911)	$66,176		$79,792	$1,387	$(14,609)	$66,570

[1]	As of June 30, 2009, 84% of these senior secured bank loan CLOs were AAA rated with an average subordination of 27%.

[2]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[3]
Includes structured investments with an amortized cost and fair value of $556 and $413, respectively, as of June 30, 2009 and $526 and $364, respectively, as of December 31, 2008. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

[4]
Includes CDO securities with an amortized cost and fair value of $6 and $1, respectively, as of June 30, 2009 and $8 and $5, respectively, as of December 31, 2008, that contain a sub-prime residential mortgage loan component.

[5]
Gross unrealized gains represent gains of $831, $536, and $6 for Life, Property & Casualty, and Corporate, respectively, as of June 30, 2009 and $860, $526, and $1, respectively, as of December 31, 2008. Gross unrealized losses represent losses of $9,903, $3,003, and $5 for Life, Property & Casualty, and Corporate, respectively, as of June 30, 2009 and $10,766, $3,835, and $8, respectively, as of December 31, 2008.

The Company continues to reallocate its AFS investment portfolio to securities with more favorable risk/return profiles, in particular corporate securities within consumer non-cyclical and other recession resistant sectors. In conjunction with this strategy, the Company sold U.S. Treasuries in an effort to reallocate the portfolio to higher quality securities. The Company’s AFS net unrealized loss position decreased $1.7 billion since December 31, 2008 primarily as a result of improved security valuations due to credit spread tightening, partially offset by the cumulative effect adjustment of $1.4 billion related to the adoption of FSP No. 115-2. For further discussion of FSP No. 115-2, see Note 1 of the Notes to the Condensed Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.
Financial Services
Several positive developments for financial services firms occurred in the second quarter of 2009. The Federal Reserve completed its Supervisory Capital Assessment Program (“SCAP”), or stress test, of the top nineteen banks. The results of the SCAP indicated a capital need of $75 billion for these banks, and subsequent capital raising activities, including equity issuance, liability management and asset sales, largely filled the capital shortfall, with the remainder expected to be filled through future earnings. The SCAP results helped to reduce fears of systemic risk and consequently stabilized and reopened the capital markets to financial services companies. Additionally, several firms repaid their Troubled Asset Relief Program (“TARP”) preferred investments from the U.S. Department of Treasury and are expected to reduce or eliminate reliance on the FDIC Temporary Liquidity Guarantee Program. Insurance companies were also able to access the capital markets during the quarter, raising over $14 billion in common equity and debt, helping to stabilize capital and liquidity positions. Despite these positives, financial services companies continue to face a difficult macroeconomic environment and remain vulnerable to deteriorating asset performance and quality, as well as weak earnings prospects.
The Company has exposure to the financial services sector predominantly through banking, insurance and finance firms. Since December 31, 2008, the Company has reduced its exposure to this sector. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. The following table presents the Company’s exposure to the financial services sector included in the corporate and equity securities lines in the Consolidated AFS Securities by Type table above.
Financial Services by Credit Quality [1]

	June 30, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$235	$226	3.3%	$728	$628	7.9%
AA	1,866	1,640	23.7%	2,067	1,780	22.5%
A	4,394	3,378	48.9%	5,479	4,606	58.1%
BBB	1,654	1,149	16.6%	1,015	816	10.3%
BB & below	811	521	7.5%	106	93	1.2%

Total	$8,960	$6,914	100.0%	$9,395	$7,923	100.0%

[1]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Sub-Prime Residential Mortgage Loans
The following table presents the Company’s exposure to RMBS supported by sub-prime mortgage loans by current credit quality and vintage year included in the RMBS sub-prime line in the Consolidated AFS Securities by Type table above. These securities continue to be affected by declining home prices, negative technical factors and deterioration in collateral performance. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

June 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$42	$32	$145	$97	$47	$29	$33	$18	$50	$27	$317	$203
2004	91	63	357	212	4	3	11	4	4	2	467	284
2005	74	43	291	178	148	75	106	25	166	31	785	352
2006	30	27	12	7	21	14	28	7	299	89	390	144
2007	—	—	—	—	9	8	7	1	204	68	220	77

Total	$237	$165	$805	$494	$229	$129	$185	$55	$723	$217	$2,179	$1,060

Credit protection	43.6%		48.9%		53.1%		32.8%		26.9%		41.6%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$49	$41	$162	$136	$60	$43	$32	$26	$34	$20	$337	$266
2004	112	81	349	277	8	7	10	7	—	—	479	372
2005	90	71	543	367	154	77	24	16	23	18	834	549
2006	77	69	126	56	18	9	120	50	143	54	484	238
2007	42	27	40	10	38	18	47	26	134	75	301	156

Total	$370	$289	$1,220	$846	$278	$154	$233	$125	$334	$167	$2,435	$1,581

Credit protection	40.5%		47.6%		31.4%		21.9%		19.9%		41.0%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
Includes second lien residential mortgages with an amortized cost and fair value of $109 and $43, respectively, as of June 30, 2009 and $173 and $82, respectively, as of December 31, 2008, which are composed primarily of loans to prime and Alt-A borrowers.

[3]	As of June 30, 2009, the weighted average life of the sub-prime residential mortgage portfolio was 3.8 years.

[4]	Approximately 87% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Commercial Mortgage Loans
The Company has observed weakness in commercial real estate market fundamentals and expects continued pressure on these fundamentals including increased vacancies, rising delinquencies, lower rent growth and declining property values. The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the CMBS and CRE CDO lines in the Consolidated AFS Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt. The Company’s CMBS and CRE CDO portfolios may be negatively impacted by contemplated changes to S&P’s rating methodologies in the upcoming months. For further discussion, see Consolidated Fixed Maturities by Credit Quality.
CMBS — Bonds [1] [2]

June 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,896	$1,817	$446	$310	$173	$103	$36	$30	$38	$25	$2,589	$2,285
2004	651	596	85	47	65	31	22	11	—	—	823	685
2005	1,114	902	425	203	247	110	133	64	54	17	1,973	1,296
2006	2,328	1,461	296	117	579	190	387	124	141	32	3,731	1,924
2007	851	482	305	92	142	39	151	35	160	32	1,609	680

Total	$6,840	$5,258	$1,557	$769	$1,206	$473	$729	$264	$393	$106	$10,725	$6,870

Credit protection	25.3%		18.9%		12.6%		8.9%		6.2%		21.2%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,057	$1,869	$455	$299	$175	$102	$36	$27	$37	$25	$2,760	$2,322
2004	667	576	85	35	65	22	23	10	—	—	840	643
2005	1,142	847	475	152	325	127	55	27	—	—	1,997	1,153
2006	2,562	1,498	385	110	469	168	385	140	40	12	3,841	1,928
2007	981	504	438	128	148	45	134	60	5	1	1,706	738

Total	$7,409	$5,294	$1,838	$724	$1,182	$464	$633	$264	$82	$38	$11,144	$6,784

Credit protection	24.4%		16.4%		12.2%		5.3%		4.4%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CRE CDOs [1] [2] [3] [4]

June 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$61	$30	$31	$9	$75	$19	$190	$38	$112	$12	$469	$108
2004	20	10	70	18	46	11	37	6	32	4	205	49
2005	19	7	74	10	91	13	27	6	21	4	232	40
2006	139	31	65	9	116	19	48	10	31	8	399	77
2007	101	33	38	7	94	16	46	8	34	5	313	69
2008	31	10	6	1	11	2	14	3	16	2	78	18
2009	4	2	2	—	4	—	1	—	2	—	13	2

Total	$375	$123	$286	$54	$437	$80	$363	$71	$248	$35	$1,709	$363

Credit protection	26.9%		12.5%		20.5%		36.4%		36.5%		26.3%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$180	$59	$96	$29	$79	$17	$64	$7	$31	$7	$450	$119
2004	129	38	17	6	31	9	11	2	14	3	202	58
2005	94	37	62	15	65	12	10	2	1	—	232	66
2006	242	76	91	25	81	20	15	2	—	—	429	123
2007	139	45	106	19	101	11	12	1	—	—	358	76
2008	43	13	22	5	24	3	3	—	—	—	92	21

Total	$827	$268	$394	$99	$381	$72	$115	$14	$46	$10	$1,763	$463

Credit protection	29.7%		21.3%		18.2%		19.4%		57.0%		25.4%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of June 30, 2009, approximately 39% of the underlying CRE CDOs collateral are seasoned, below investment grade securities.

[3]
For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 and 2009 vintage years represents reinvestment under these CRE CDOs.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
CMBS — IOs [1] [2]

	June 30, 2009								December 31, 2008
	AAA		A		BBB		Total		AAA
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$386	$357	$—	$—	$—	$—	$386	$357	$440	$423
2004	237	203	—	—	—	—	237	203	268	199
2005	315	249	—	—	1	1	316	250	354	245
2006	148	96	5	7	—	—	153	103	165	104
2007	159	109	—	—	—	—	159	109	169	109

Total	$1,245	$1,014	$5	$7	$1	$1	$1,251	$1,022	$1,396	$1,080

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
In addition to commercial mortgage backed securities, the Company has commercial mortgage loans on real estate, including agricultural loans, with a carrying value of $6.3 billion and $6.5 billion as of June 30, 2009 and December 31, 2008, respectively. These commercial mortgage loans are collateralized by a variety of commercial and agricultural properties and are diversified both geographically throughout the United States and by property type. The Company’s commercial mortgage loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation, where the Company is not the sole lender. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. At origination, the weighted-average loan-to-value (“LTV”) rate of the Company’s portfolio was approximately 63%.

The following table presents the Company’s commercial mortgage loans, including agricultural loans, by type and loan structure, net of valuation allowances.

	Net Carrying Value
	June 30, 2009	December 31, 2008
Agricultural	$629	$635
Commercial
Whole loans	3,520	3,555
A-Note participations	443	447
B-Note participations	698	724
Mezzanine loans	1,008	1,108

Total [1]	$6,298	$6,469

[1]
Excludes $224 of residential mortgage loans acquired through the purchase of Federal Trust Corporation that are included in the total mortgage loans on real estate as shown in the Company’s Condensed Consolidated Balance Sheet.

ABS Consumer Loans
The Company continues to see weakness in consumer credit fundamentals. Rising delinquency and loss rates have been driven primarily by the recessionary economy and higher unemployment rates. Delinquencies and losses on consumer loans rose during the second quarter of 2009 and the Company expects this trend to continue throughout the year. Currently, the Company expects its ABS consumer loan holdings will continue to pay contractual principal and interest payments due to the ultimate expected borrower repayment performance and structural credit enhancements, which remain sufficient to absorb a significantly higher level of defaults than are currently anticipated. The following table presents the Company’s exposure to ABS consumer loans by credit quality, included in the ABS consumer loans line in the Consolidated AFS Securities by Type table above.
ABS Consumer Loans

June 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto [1]	$59	$59	$95	$82	$165	$150	$127	$102	$48	$32	$494	$425
Credit card	424	423	6	5	50	47	320	289	57	50	857	814
Student loan [2]	293	141	329	225	138	62	—	—	—	—	760	428

Total [3]	$776	$623	$430	$312	$353	$259	$447	$391	$105	$82	$2,111	$1,667

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto	$135	$109	$29	$27	$142	$103	$209	$162	$30	$20	$545	$421
Credit card	419	367	6	3	108	97	351	248	58	39	942	754
Student loan	294	159	332	244	138	84	—	—	—	—	764	487

Total	$848	$635	$367	$274	$388	$284	$560	$410	$88	$59	$2,251	$1,662

[1]	As of June 30, 2009, approximately 10% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[2]	As of June 30, 2009, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime-borrowers.

[3]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Municipal Bonds
The Company has investments in securities backed by states, municipalities and political subdivisions issuers (“municipal bonds”) with an amortized cost and fair value of $11.3 billion and $11.0 billion, respectively, as of June 30, 2009 and $11.4 billion and $10.7 billion, respectively, as of December 31, 2008. The municipal bond portfolio is diversified across the United States and primarily consists of general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. As of June 30, 2009, the largest concentrations were in California, Massachusetts and Georgia, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligations securities. Certain of the Company’s bonds were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Excluding the benefit of this insurance, the average credit rating was A and AA, respectively, as of June 30, 2009 and December 31, 2008.

Limited Partnerships and Other Alternative Investments
Limited partnerships and other alternative investments decreased $457 since December 31, 2008 primarily due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. The Company expects further hedge fund redemptions and does not expect significant additions to limited partnerships and other alternative investments in 2009 except for unfunded commitments.
The following table presents the Company’s limited partnerships and other alternative investments by type.
Composition of Limited Partnerships and Other Alternative Investments

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Hedge funds [1]	$607	33.0%	$834	36.3%
Mortgage and real estate [2]	401	21.8%	551	24.0%
Mezzanine debt [3]	131	7.1%	156	6.8%
Private equity and other [4]	699	38.1%	754	32.9%

Total	$1,838	100.0%	$2,295	100.0%

[1]
Hedge funds include investments in funds of funds, as well as direct funds. The hedge funds of funds invest in approximately 25 to 50 different hedge funds within a variety of investment styles. Examples of hedge fund strategies include long/short equity or credit, event driven strategies and structured credit.

[2]
Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, participations in mortgage loans, mezzanine loans or other notes which may be below investment grade credit quality, as well as equity real estate. A portion of these partnerships’ underlying investments may be purchased through lines of credit or other borrowings. Also includes investments in real estate joint ventures.

[3]
Mezzanine debt funds consist of investments in funds whose assets consist of subordinated debt that often times incorporates equity-based options such as warrants and a limited amount of direct equity investments.

[4]	Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
Other-Than-Temporary Impairment Losses
The following table presents the Company’s net impairment losses recognized in earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
ABS	$6	$—	$9	$—
CDOs
CREs	83	32	105	132
Other	1	—	2	—
CMBS
Bonds	69	4	70	23
IOs	22	—	25	—
Corporate
Financial services	5	27	98	96
Other	8	27	22	57
Equities
Financial services	16	46	41	67
Other	29	2	52	3
Government/government agencies — foreign	—	4	—	4
Government/government agencies — U.S.	2	—	2	—
Municipal	16	2	17	5
RMBS
Non-agency	1	—	1	—
Alt-A	1	—	1	—
Sub-prime	55	20	93	81

Net impairment losses recognized in earnings	$314	$164	$538	$468

For the three months ended June 30, 2009, the Company recognized $314 of impairment losses in earnings. Of these losses, $261 represented credit impairments, $8 represented debt securities for which the Company intends to sell and $45 represented impairments on equity securities, including $4 due to the Company’s intent to sell.

Credit impairments were primarily concentrated in CRE CDOs, CMBS bonds and sub-prime RMBS securities. The Company determined these impairments by using discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period in the second quarter 2009 impairment review included macro economic factors, such as a continued increase in the unemployment rate and continued gross domestic product contraction, as well as sector specific factors including, but not limited to:
•	Commercial property value declines that average 35% to 40% from the valuation peak, but differ by property type and location.
•	Residential property value declines that averaged approximately 40% from the valuation peak, but differ by location.
•	Average cumulative CMBS collateral loss rates that vary by vintage year, but reach approximately 9% for the 2006 and 2007 vintage years.
•	Average cumulative RMBS collateral loss rates that vary by vintage year, but reach approximately 40% for the 2007 vintage year.
If these cash flow models result in an economic loss, a credit impairment is taken equal to the difference between the security’s amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. Future impairments may develop if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macro economic factors, changes in assumptions used, property value declines beyond current average assumptions or security loss rates exceeding average assumptions.
The Company recognized $8 of impairment losses for the three months ended June 30, 2009 on debt securities and $4 of impairment losses on equity securities for which the Company had the intent to sell the securities as of June 30, 2009. These securities were primarily corporate securities where the Company has an active plan to dispose of the securities. In addition, the Company recognized $41 of impairments primarily on common stock and below investment grade hybrid equity securities.
For the six months ended June 30, 2009, the Company recognized $538 of impairment losses in earnings. Of these losses, $345 represented impairments taken on securities due to credit concerns; $261 were credit impairments taken in the second quarter under the new FSP 115-2 methodology and $84 were credit impairments taken in the first quarter and included a non-credit component due to the entire difference between amortized cost and fair value which was recorded in net realized capital losses. Of the $345 of impairments taken on securities due to credit concerns, $306 related to structured securities that incurred losses in our cash flow modeling as described above. In addition to the $345 of credit impairments, the Company recognized $100 of impairments on debt securities for which the Company intends to sell, largely corporate financial securities.
Equity security impairments of $93 for the six months ended June 30, 2009 include $26 of impairments taken on affiliated mutual funds, which pursuant to the Company’s policy have been impaired due to the duration and severity of the loss associated with the securities, as well as $21 of impairments taken on equity securities where the Company has an intent to sell.
For the three and six months ended June 30, 2008, impairments primarily consisted of CMBS, CRE CDO, RMBS and corporate securities. The CMBS impairments were primarily related to securities that contained recent vintage year collateral. The CRE CDO impairments were primarily related to securities that contained below investment grade 2006 and 2007 vintage year collateral. RMBS impairments were primarily taken on securities backed by second lien residential mortgages. Corporate impairments were primarily due to financial services securities which experienced a lack of liquidity.

Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of June 30, 2009 and December 31, 2008. During this analysis, the Company determined that it does not intend to sell nor does it expect to be required to sell the securities outlined below. In addition, the Company asserts its intent and ability to retain the equity securities below until price recovery. Furthermore, based upon the Company’s cash flow modeling and the expected continuation of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of June 30, 2009. For further discussion, see the Recognition and Presentation of Other-Than-Temporary Impairments Section in Note 1 of the Notes to the Condensed Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities on a consolidated basis by length of time the security was in a continuous unrealized loss position.
Consolidated Securities

	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss
Three and six months or less	1,102	$7,722	$6,604	$(1,118)	1,718	$16,425	$14,992	$(1,433)
Greater than three to six months	299	4,007	3,052	(955)	972	6,533	5,247	(1,286)
Greater than six to nine months	452	4,585	3,628	(957)	764	7,053	5,873	(1,180)
Greater than nine to twelve months	646	4,115	3,509	(606)	741	6,459	4,957	(1,502)
Greater than twelve months	2,947	32,525	23,250	(9,275)	2,417	25,279	16,071	(9,208)

Total	5,446	$52,954	$40,043	$(12,911)	6,612	$61,749	$47,140	$(14,609)

[1]	Includes the cumulative effect adjustment of $1.4 billion as a result of the adoption of FSP FAS 115-2.
The following tables present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous greater than 20% unrealized loss position.
Securitized Assets Depressed over 20%

	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss
Three and six months or less	191	$1,797	$1,132	$(665)	786	$10,981	$6,474	$(4,507)
Greater than three to six months	120	2,414	1,452	(962)	162	1,790	629	(1,161)
Greater than six to nine months	387	4,224	2,456	(1,768)	92	1,259	504	(755)
Greater than nine to twelve months	251	2,963	1,218	(1,745)	157	1,743	471	(1,272)
Greater than twelve months	300	3,376	842	(2,534)	32	360	64	(296)

Total	1,249	$14,774	$7,100	$(7,674)	1,229	$16,133	$8,142	$(7,991)

[1]	Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.
All Other Securities Depressed over 20%

	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss
Three and six months or less	262	$3,152	$2,142	$(1,010)	1,003	$10,531	$7,009	$(3,522)
Greater than three to six months	77	827	493	(334)	63	349	171	(178)
Greater than six to nine months	273	2,829	1,893	(936)	20	189	114	(75)
Greater than nine to twelve months	126	1,573	1,009	(564)	12	246	139	(107)
Greater than twelve months	42	484	249	(235)	1	17	7	(10)

Total	780	$8,865	$5,786	$(3,079)	1,099	$11,332	$7,440	$(3,892)

[1]	Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.

Consolidated Securities Depressed over 20%

	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss
Three and six months or less	453	$4,949	$3,274	$(1,675)	1,789	$21,512	$13,483	$(8,029)
Greater than three to six months	197	3,241	1,945	(1,296)	225	2,139	800	(1,339)
Greater than six to nine months	660	7,053	4,349	(2,704)	112	1,448	618	(830)
Greater than nine to twelve months	377	4,536	2,227	(2,309)	169	1,989	610	(1,379)
Greater than twelve months	342	3,860	1,091	(2,769)	33	377	71	(306)

Total	2,029	$23,639	$12,886	$(10,753)	2,328	$27,465	$15,582	$(11,883)

[1]	Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.
The following tables present the Company’s unrealized loss aging for AFS securities (included in the tables above) by length of time the security was in a continuous greater than 50% unrealized loss position.
Securitized Assets Depressed over 50%

	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss
Three and six months or less	134	$827	$315	$(512)	521	$7,045	$2,374	$(4,671)
Greater than three to six months	106	1,447	513	(934)	38	352	56	(296)
Greater than six to nine months	327	4,124	1,288	(2,836)	28	267	44	(223)
Greater than nine to twelve months	68	853	131	(722)	3	15	3	(12)
Greater than twelve months	30	297	42	(255)	—	—	—	—

Total	665	$7,548	$2,289	$(5,259)	590	$7,679	$2,477	$(5,202)

[1]	Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.
All Other Securities Depressed over 50%

	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss
Three and six months or less	37	$479	$211	$(268)	129	$1,305	$549	$(756)
Greater than three to six months	20	422	173	(249)	—	—	—	—
Greater than six to nine months	18	231	87	(144)	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	75	$1,132	$471	$(661)	129	$1,305	$549	$(756)

[1]	Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.
Consolidated Securities Depressed over 50%

	June 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost [1]	Value	Loss [1]	Items	Cost	Value	Loss
Three and six months or less	171	$1,306	$526	$(780)	650	$8,350	$2,923	$(5,427)
Greater than three to six months	126	1,869	686	(1,183)	38	352	56	(296)
Greater than six to nine months	345	4,355	1,375	(2,980)	28	267	44	(223)
Greater than nine to twelve months	68	853	131	(722)	3	15	3	(12)
Greater than twelve months	30	297	42	(255)	—	—	—	—

Total	740	$8,680	$2,760	$(5,920)	719	$8,984	$3,026	$(5,958)

[1]	Includes cumulative effect adjustments as a result of the adoption of FSP FAS 115-2.

CAPITAL MARKETS RISK MANAGEMENT
The Hartford has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. During 2009, a global recession, continued deterioration in the U.S. housing market, and the market’s flight to quality securities contributed to strain the Company’s investment portfolio.
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
Credit Risk
For further information on credit risk derivatives, see the Investment Credit Risk Section of the MD&A.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher other-than-temporary impairment losses. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. Credit spread tightening in certain sectors resulted in a decrease in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the Investment Credit Risk Section of the MD&A. Also, see the Capital Resources and Liquidity Section of the MD&A for a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities.
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
Generally, declines in equity markets, such as those experienced in 2008 and the first quarter of 2009, will and did:
•	reduce the value of assets under management and the amount of fee income generated from those assets;
•	reduce the value of equity securities, trading, for international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those annuities;
•	increase the liability for GMWB benefits resulting in realized capital losses;
•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase costs under the Company’s hedging program;
•	increase the Company’s net amount at risk for GMDB and GMIB benefits;
•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;
•	increase the amount of required statutory capital necessary to maintain targeted risk based capital (RBC) ratios;
•	turn customer sentiment toward equity-linked products negative, causing a decline in sales; and
•
cause a significant decrease in the Company’s estimates of future gross profits. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities.

Guaranteed Minimum Withdrawal Benefits
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB living benefit rider which is accounted for under SFAS 133. As of May 8, 2009, the Company suspended all new product sales in the U.K. For the in-force block of U.S. and U.K. business, declines in the equity market will increase the Company’s exposure to benefits, under the GMWB contracts, leading to an increase in the Company’s existing liability for those benefits.
For example, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of June 30, 2009 and December 31, 2008, 78% and 88%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after reinsurance, as of June 30, 2009 and December 31, 2008, was $6.1 billion and $7.7 billion, respectively.
However, the only ways the GMWB contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to a contractually specified minimum level, through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to the contractually specified minimum level, the contract holder will receive an annuity equal to the remaining GRB and, for the Company’s “life-time” GMWB products, the annuity can continue beyond the GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis, and the ultimate life-time GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $6.1 billion. For additional information on the Company’s GMWB liability, see Note 4 of Notes to Condensed Consolidated Financial Statements.
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
The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDBs as of June 30, 2009 is $28.9 billion. The Company will incur these GMDB payments in the future only if the policyholder has an in-the-money GMDB at their time of death. The Company currently reinsures 50% of these GMDBs. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $14.6 billion, as of June 30, 2009. For additional information on the Company’s GMDB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
As of June 1, 2009, the Company suspended all new product sales in Japan. Prior to June 1, 2009, the Company offered certain variable annuity products in Japan with both a GMDB and a GMIB. For the in-force block of Japan business, declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. The Company accounts for these GMDB and GMIB liabilities under SOP 03-1.
The Company’s total gross exposure (i.e., before reinsurance) to these GMDBs and GMIBs offered in Japan as of June 30, 2009 is $6.9 billion. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. The Company currently reinsures 17% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s retained net amount at risk is $5.8 billion, as of June 30, 2009. For additional information on the Company’s GMDB/GMIB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.

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
Life’s Equity Product Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to; product guarantees (GMDB, GMWB, and GMIB), equity market and interest rate risks (in the U.S., U.K., and Japan), and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP earnings and statutory surplus. The Company suspended all new product sales in Japan as of June 1, 2009 and in the U.K as of May 8, 2009. The Company continues to manage the product risk of all in-force blocks of business including the equity market, interest rate and foreign currency exchange risks embedded in these product guarantees through a combination of product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs.
In consideration of current market conditions, the Company’s risk management program for the U.S. variable annuity market in the near term will include redesigned product features and offerings which serve to lessen the financial risk of the product guarantees and increased rider fees charged for the product guarantees. Depending upon competitors’ reactions with respect to product suites and related rider charges, the Company’s strategies of reducing product risk and increasing fees may cause a further decline in market share.
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
Derivative Hedging Programs
The Company maintains derivative hedging programs for its product guarantee risk to meet multiple, and in some cases, competing risk management objectives, including providing protection against tail scenario equity market events, providing resources to pay product guarantee claims, and minimizing U.S. GAAP earnings volatility, statutory surplus volatility and other economic metrics. For reinsurance and derivatives, the Company retains credit risk associated with the third parties. Refer to the preceding “Credit Risk” section for the Company’s discussion of credit risk.
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

The Company’s macro hedge program uses derivative instruments to partially hedge the statutory tail scenario risk associated primarily with its U.S. and Japan living and death benefit statutory reserves, providing an additional measure of protection, under tail scenarios, on statutory surplus and the associated RBC ratios. A consequence of the macro hedge program will be additional cost and volatility, under non-tail scenarios, as the macro hedge is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity) and changes in the value of the derivatives may not be closely aligned to changes in liabilities determined in accordance with U.S. GAAP, causing volatility in U.S. GAAP earnings including significant losses in periods of equity market growth.
In the first and second quarters of 2009, the rebalancing of variable annuity hedging programs resulted in the sale of certain derivative positions, a portion of which proceeds were used to purchase other derivatives for the protection of statutory surplus and the associated target RBC ratios. The Company maintains hedge positions on the S&P 500 index and the U.S. dollar/yen exchange rate to economically hedge statutory reserves and to provide protection of statutory surplus arising primarily from GMDB and GMWB obligations. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on hedging derivatives.
The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy as of June 30, 2009:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value
Entire GMWB risk reinsured with a third party	Life of the product	$10,254	26%
Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	10,086	25%
Dynamic hedging of capital markets risk using various derivative instruments [1]	Weighted average of 5 years	19,660	49%

		$40,000	100%

[1]
Through the second quarter of 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.

Based on the construction of our derivative hedging program (both dynamic and macro hedge) as of June 30, 2009, which can change based on capital market conditions, notional amounts and other factors and has changed as we have disclosed elsewhere, an independent change in the following capital market factors is likely to have the following impacts. Each of the sensitivities set forth below is estimated individually, without consideration of any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivities below and add them together in an attempt to estimate the volatility in our variable annuity hedging program. In addition, there are other factors, including policyholder behavior, which could materially impact the GMWB liability. As a result, actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Net Impact on
Hedging Program
Capital Market Factor	Pre-Tax/DAC Gain (Loss)
Equity markets decrease 1% [1]	$25
Volatility increases 1% [2]	$(38)
Interest rates decrease 1 basis point [3]	$(2)

[1]	Represents the aggregate net impact of a 1% decrease in each of the S&P 500, NASDAQ and EAFE indices.

[2]	Represents the aggregate net impact of a 1% increase in blended implied volatility that is generally skewed towards longer durations of each of the S&P 500, NASDAQ and EAFE indices.

[3]	Represents the aggregate net impact of a 1 basis point parallel shift on the LIBOR yield curve.
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
Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. (Holding Company)
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s cash and short-term investments of $3.6 billion at June 30, 2009, dividends from the Life and Property & Casualty insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest expense on debt of approximately $470, maturity of senior notes of $275, payment to Allianz for a contingent liability of $200, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $65, and preferred stock dividends of approximately $170.
Debt
The Hartford’s debt maturities over the next twelve months include $275 aggregate principal amount of its 7.9% senior notes that mature in June 2010 and capital lease obligations of approximately $71. For additional information regarding debt, see Notes 12 and 14 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
Dividends
On July 16, 2009, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on October 1, 2009 to common shareholders of record as of September 2, 2009.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to its U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2009 and the funding requirements for all of the pension plans are expected to be immaterial. The Company presently anticipates contributing approximately $200 to its pension plans and other postretirement plans in 2009, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from the Insurance Operations
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through October 30, 2009, substantially all dividend payments from the Company’s property-casualty insurance subsidiaries will be subject to prior approval of the Connecticut Insurance Commissioner due to extraordinary dividend limitations under the insurance holding company laws of Connecticut. It is estimated that, beginning on October 31, 2009, the Company’s property-casualty insurance subsidiaries will be permitted to pay up to a maximum of approximately $1.3 billion in dividends to the HFSG Holding Company in 2009 without prior approval from the applicable insurance commissioner. With respect to dividends to Hartford Life, Inc. (“HLI”), an indirect wholly-owned subsidiary, it is estimated that the Company’s life insurance subsidiaries’ non-extraordinary dividend limitation under the insurance holding company laws of Connecticut is approximately $614 in 2009. However, because the life insurance subsidiaries’ earned surplus was $598 as of December 31, 2008, the Company’s life insurance subsidiaries will be permitted to pay dividends only up to this amount to HLI in 2009 without prior approval from the applicable insurance commissioner. During 2009, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries. For the six months ended June 30, 2009, HFSG Holding Company received $97 in dividends from its property-casualty insurance subsidiaries and through July 29, 2009, HFSG Holding Company received an additional $30 in dividends from its property-casualty insurance subsidiaries.

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
Capital Purchase Program
On June 26, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Private Placement Purchase Agreement with Treasury pursuant to which the Company issued and sold to the U.S. Treasury 3,400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share (the “Series E Preferred Stock”), and a ten-year warrant to purchase up to 52,093,973 shares of the Company’s common stock, par value $.01 per share, at an initial exercise price of $9.79 per share, for an aggregate purchase price of $3.4 billion. To satisfy a key eligibility requirement for participation in the CPP, The Hartford acquired Federal Trust Corporation and has agreed with OTS to serve as a source of strength to its wholly-owned subsidiary Federal Trust Bank (“FTB”), which included the contribution of $185 of CPP funds to FTB in the second quarter of 2009 and could require even further contributions of additional capital to FTB in the future. In addition, The Hartford has contributed $500 of the CPP funds to its indirect wholly-owned subsidiary Hartford Life Insurance Company. The remaining $2.7 billion is held at the HFSG Holding Company in a segregated account.
Cumulative dividends on the Series E Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series E Preferred Stock has no maturity date and ranks senior to the Company’s common stock. The Series E Preferred Stock is non-voting. Payments on the cumulative dividends are approximately $170 over the next twelve months. The cumulative dividends on preferred stock and related accretion of discount on preferred stock will reduce net income available to common shareholders.
Discretionary Equity Issuance Program
On June 12, 2009, the Company announced that it had commenced a discretionary equity issuance program, and in accordance with that program entered into an equity distribution agreement pursuant to which it will offer up to 60 million shares of its common stock from time to time for aggregate sales proceeds of up to $750. The Hartford intends to use net proceeds of sales under the program for general corporate purposes, to strengthen our capital position and for the possible repurchases of outstanding debt securities. Through July 29, 2009, The Hartford has issued 1.3 million shares of common stock with net proceeds of $16 under this program. The Company has paid $0.2 in commissions to Goldman Sachs & Co. as sales agent for the discretionary equity issuance program.
Shelf Registrations
On April 11, 2007, The Hartford filed with the Securities and Exchange Commission an automatic shelf registration statement (Registration No. 333-142044) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the shelf.
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the ABC Trust, as they did not meet the consolidation requirements under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”). As of June 30, 2009, The Hartford has not exercised its right to require ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.

Commercial Paper, Revolving Credit Facility and Line of Credit
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	June 30,	December 31,	June 30,	December 31,
Description	Date	Date	2009	2008	2009	2008
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$—	$374
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	1,900	—	—
Line of Credit
Life Japan Operations [1]	9/18/02	1/5/10	52	55	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,952	$3,955	$—	$374

[1]	As of June 30, 2009 and December 31, 2008, the line of credit in yen was ¥5 billion.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At June 30, 2009, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $21.8 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At June 30, 2009, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 15.9%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of June 30, 2009, the Company was in compliance with all such covenants.
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions, including recent market conditions, to access short-term financing through the issuance of commercial paper to investors. Due to recent market conditions, as of June 30, 2009, the Company has no commercial paper outstanding.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2009, is $695. Of this $695, the insurance operating entities have posted collateral of $594 in the normal course of business. Based on derivative market values as of June 30, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $45 to be posted as collateral. Based on derivative market values as of June 30, 2009, a downgrade by either Moody’s or S&P of two levels below the insurance operating entities’ current financial strength ratings could require approximately an additional $80 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of June 30, 2009
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1	$4,801	$149
Both BBB+ and Baa1 [1] [2]	$13,474	$586

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level.
[2]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.0 billion and a fair value of $233, for which the Company has a contractual right to make a collateral payment in the amount of approximately $57 to prevent its termination.

Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months, including any obligations related to the Company’s restructuring activities. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2008 Form 10-K Annual Report.
The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting expenses, to purchase new investments and to make dividend payments to the HFSG Holding Company. The Company’s insurance operations also participate in securities lending programs to generate additional income. Through these programs, the Company loans fixed income securities to third-party borrowers in exchange for cash collateral. Those loaned securities may be returned to the Company at various maturity dates, at which time the Company would be required to return the cash collateral. If the loaned securities had been returned to the Company as of June 30, 2009, the Company’s Life and Property & Casualty operating subsidiaries would have been required to fund the return of cash collateral of $707 and $0, respectively, out of operating funds, short-term investment holdings or, if necessary, from the sale of fixed maturity investments.
Property & Casualty holds fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs. As of June 30, 2009 and December 31, 2008, Property & Casualty held total fixed maturity investments of $22.2 billion and $21.4 billion, respectively, of which $1.5 billion and $1.6 billion were short-term investments, respectively. As of June 30, 2009, Property & Casualty’s cash and short-term investments of $1.8 billion, included $5 of collateral received from, and held on behalf of, derivative counterparties. Property & Casualty also held $709 of U.S. Treasuries, of which $136 had been pledged to derivative counterparties.
Liquidity requirements that are unable to be funded by Property & Casualty’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
As of June 30, 2009, Life’s total contractholder obligations were $288.0 billion. Of the total contractholder obligations, approximately $219.4 billion were held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on Life’s balance sheet. The remaining $68.6 billion was held in the Company’s general account supported by Life’s general account invested assets of $61.5 billion, including a significant short-term investment position to meet liquidity needs. As of June 30, 2009 and December 31, 2008, Life held total fixed maturity investments of $51.3 billion and $52.1 billion, respectively, of which $7.4 billion and $6.9 billion were short-term investments, respectively. As of June 30, 2009, Life’s cash and short-term investments of $9.6 billion, included $1.2 billion of collateral received from, and held on behalf of, derivative counterparties and $578 of collateral pledged to derivative counterparties, as well as $746 of cash associated with the Japanese variable annuity business which has an offsetting amount in other policyholder funds and benefits payable — International variable annuities. Life also held $3.5 billion of U.S. Treasury securities, of which $499 had been pledged to derivative counterparties.
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
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company; Individual Annuity and Individual Life obligations will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement and Institutional will be generally funded by Hartford Life Insurance Company; and obligations of International will be generally funded by the legal entity in the country in which the obligation was generated.
Of the $68.6 billion of contractholder obligations held in the general account, $33.7 billion relates to contracts without a surrender provision and/or fixed payout dates such as payout annuities or institutional notes, other than guaranteed investment products with a market value adjustment feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life’s liquidity requirements.

A further $10.9 billion relates to Life’s Retail Fixed Market Value Adjusted (“MVA”) annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, Life is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, Life is required to contribute additional capital to the statutory separate account. Life will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life. International also has $2.6 billion of Fixed MVA annuities which, as a result of its market value adjustment feature, similarly limit Life’s liquidity requirements in the event of surrender.
Approximately $1.5 billion of guaranteed investment contracts (“GIC”) are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment is reflective of changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC serves to protect the Company from interest rate risks and limit Life’s liquidity requirements in the event of a surrender. Approximately $1.7 billion of funding agreements allow the policyholders to terminate at book value without a market value adjustment after a defined notice period typically of 13 months. All policyholders with this provision have exercised it, and the associated account value will be paid out by December 31, 2009 and will be funded by cash flows from Institutional operations or existing short-term investments within the Institutional investment portfolio.
Surrenders of, or policy loans taken from, as applicable, the remaining $18.2 billion of general account liabilities, which include the general account option for Retail’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plan annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of Life, available short-term investments, or Life may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.
Securities Lending
The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. government securities. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. As of June 30, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $695 and $2.9 billion, respectively. As of June 30, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $707 and $3.0 billion, respectively. The Company reduced its securities lending program by $2.2 billion since December 31, 2008 and plans to eliminate the term lending program by the end of third quarter 2009.
The following table represents when the borrowers can return the loaned securities to the Company and, in turn, when the collateral would be returned to the borrower.

Cash Collateral
June 30, 2009
Thirty days or less	$416
Thirty-one to ninety days	291
Over three to six months	—
Over six to nine months	—
Over nine months to one year	—

Total [1]	$707

[1]	Includes $426 of collateral associated with the term lending program.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2008 Form 10-K Annual Report.

Capitalization
The capital structure of The Hartford as of June 30, 2009 and December 31, 2008 consisted of debt and stockholders’ equity, summarized as follows:

	June 30,	December 31,
	2009	2008	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$342	$398	(14%)
Long-term debt	5,490	5,823	(6%)

Total debt [1]	5,832	6,221	(6%)

Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	20,052	16,788	19%
AOCI, net of tax	(6,610)	(7,520)	12%

Total stockholders’ equity	$13,442	$9,268	45%

Total capitalization including AOCI	$19,274	$15,489	24%

Debt to stockholders’ equity	43%	67%
Debt to capitalization	30%	40%

[1]
Total debt of the Company excludes $1.2 billion of consumer notes as of June 30, 2009 and December 31, 2008 and $149 of Federal Home Loan Bank advances recorded in other liabilities as of June 30, 2009 that were acquired through the purchase of Federal Trust Corporation in the second quarter of 2009.

The Hartford’s total capitalization increased $3.8 billion, or 24%, from December 31, 2008 to June 30, 2009 primarily due to the following:

Stockholders’ equity excluding AOCI, net of tax
•     Increased $3.3 billion primarily due to the issuance of $3.4 billion in preferred stock and warrants to the U.S. Treasury as a part of the CPP, cumulative effect of accounting change of $912, and reclassification of warrants from other liabilities to equity and extension of warrants’ term of $186 partially offset by a net loss of $1.2 billion. See Notes 1 and 13 for additional information on the cumulative effect of accounting change and issuance of preferred stock and warrants to the U.S. Treasury as a part of the CPP.

AOCI, net of tax
•     Increased $910 primarily due to decreases in unrealized losses on available-for-sale securities of $2.2 billion, partially offset by a cumulative effect of accounting change of $912 and an increase in unrealized losses on cash-flow hedging instruments of $368.

Total debt	• Total debt has decreased due to the repayment of commercial paper of $375 and payments on capital lease obligations in 2009.
For additional information on debt, stockholders’ equity and AOCI, see Notes 14, 15 and 16, respectively, of the Notes to the Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.

	Six Months Ended
	June 30,
Cash Flows	2009	2008
Net cash provided by operating activities	$1,986	$2,261
Net cash used for investing activities	$(3,557)	$(4,317)
Net cash provided by financing activities	$2,338	$2,002
Cash — end of period	$2,558	$2,084

The decrease in cash from operating activities compared to the prior year period was primarily the result of lower premiums and lower earnings on fixed maturities. Net purchases of available-for-sale securities continue to account for the majority of cash used for investing activities. Cash from financing activities increased primarily due to issuances of preferred stock and warrants to the U.S. Treasury for $3.4 billion in 2009 and treasury stock acquired in 2008, partially offset by issuance of long-term debt and consumer notes in 2008 and repayments of commercial paper in 2009. Additionally, net flows on investment and universal life-type contracts decreased in 2009 compared to 2008.
Operating cash flows for the six months ended June 30, 2009 and 2008 have been adequate to meet liquidity requirements.
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
On May 12, 2009, Fitch downgraded the Company’s senior debt to BBB- from BBB, the junior subordinated debentures to BB+ from BBB-, and the Consumer Notes from A- to BBB+. Fitch also downgraded the insurance financial strength rating of the Company’s primary life insurance subsidiaries to A- from A. Fitch affirmed the property/casualty insurance subsidiaries rating of A+. On June 16, 2009, Fitch affirmed the financial strength ratings of the life and property/casualty insurance subsidiaries and maintained their negative outlook for all ratings except Junior Subordinated Debentures, which it placed under review with negative implications. On June 30, 2009, Fitch downgraded the Junior Subordinated Debentures rating to BB from BB+. The rating outlook is negative.
On May 18, 2009, Moody’s affirmed the senior debt and insurance financial strength ratings and changed the outlook to developing, from negative.
On June 15, 2009, S&P revised the outlook on the senior debt ratings and financial strength ratings on all life and property/casualty operating subsidiaries to stable from negative.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of July 22, 2009.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A	A+	A	A2
Hartford Life Insurance Company	A	A-	A	A3
Hartford Life and Accident Insurance Company	A	A-	A	A3
Hartford Life and Annuity Insurance Company	A	A-	A	A3
Hartford Life Insurance KK (Japan)	—	—	A	—
Hartford Life Limited (Ireland)	—	—	A	—

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB-	BBB	Baa3
Commercial paper	AMB-2	F2	A-2	P-3
Junior subordinated debentures	bbb-	BB	BB+	Ba1
Hartford Life, Inc.:
Senior debt	bbb+	BBB-	BBB	Baa3
Hartford Life Insurance Company:
Short term rating	—	—	A-1	P-2
Consumer notes	a	BBB+	A	Baa1
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

The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2008 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2009 is an estimate, as the second quarter 2009 statutory filings have not yet been made.

	June 30,	December 31,
	2009	2008
Life Operations	$6,068	$6,046
Japan Life Operations	1,886	1,718
Property & Casualty Operations	6,362	6,012

Total	$14,316	$13,776

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
As of June 30, 2009, the Company received a benefit to Statutory surplus of $532 related to both the deferred income tax permitted practice and the reserving permitted practice. When the reserving permitted practice expires in 2009, the Company will be required to adopt VA CARVM, which will differ from the current reserving standards. While it is difficult to predict what the ultimate impact of adopting VA CARVM will be at December 31, 2009, it is estimated that the adoption will result in increased required reserves.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, see Part II, Item 1, Legal Proceedings.
Legislative Developments
On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the “General Explanations of the Administration’s Revenue Proposals” includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies or “COLIs” by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends-received deduction, or “DRD.” The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2009.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On June 24, 2009, the Company acquired Federal Trust Corporation (“FTC”). At June 30, 2009, FTC’s business operations were operating under pre-acquisition systems of internal control over financial reporting. As part of our ongoing internal control process, we have been and will continue to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the acquired business.

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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.
The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions, and the plaintiffs appealed. In November 2008, the United States Court of Appeals for the Second Circuit vacated the decision and remanded the case to the district court. In May 2009, the parties reached an agreement in principle to settle the consolidated securities actions for an immaterial amount. The settlement is subject to certain contingencies, including the execution of a stipulation of settlement and the preliminary and final approval of the court. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005. In July 2009, the parties reached an agreement in principle to settle the consolidated derivative actions for an immaterial amount, subject to the execution of a written settlement agreement and approval of the court.

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
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under RICO and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company has petitioned the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling. Proceedings in the district court are stayed until proceedings in the Second Circuit conclude.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, and sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
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
Shareholder Demand — Like the boards of directors of many other companies, The Hartford’s board of directors (the “Board”) has received a demand from SEIU Pension Plans Master Trust, which purports to be a current holder of the Company’s common stock. The demand requests the Board to bring suit to recover alleged excessive compensation paid to senior executives of the Company from 2005 through the present and to change the Company’s executive compensation structure. The Board is conducting an investigation of the allegations in the demand.

Item 1A. RISK FACTORS
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Item1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Persistent stress in global financial markets and recessionary economic conditions worldwide have continued to pressure our capital position and adversely affect our business and results in material ways. Our participation in the Capital Purchase Program (the “CPP”) of the U.S. Treasury Department (“Treasury”) may not be sufficient to stabilize our ratings, particularly if challenging economic conditions persist, and we could be required to take other material actions, including potential capital raising activities, that may adversely affect our business and results or trading prices for our common stock.
Persistent stress in financial markets and recessionary global economic conditions have continued to pressure our capital position and adversely affect our operations and results in the second quarter of 2009, and the impact and potential effects of governmental stimulus, budgetary and other financial measures in the world’s major economies remain uncertain. Our capital position is likely to remain under pressure if the recessionary economic environment is prolonged. In addition, our long-term debt and financial strength ratings have been downgraded by the major rating agencies several times in 2009. If we cannot stabilize our ratings and strengthen our capital resources, our business, results and prospects could continue to be adversely affected, particularly if economic conditions remain challenging. Certain of our Life and Property-Casualty lines of business have been particularly adversely affected by these conditions.
Because financial markets have remained volatile in 2009, we also expect continuing pressure on returns in our life and property and casualty investment portfolios. Fluctuations in the fixed income or equity markets could result in investment losses that impact the Company’s financial condition, statutory capital and results of operations through realized and unrealized losses. In addition, investments we own have experienced and could continue to experience rating agency downgrades. These rating agency downgrades have negatively impacted and could continue to negatively impact our statutory capital and RBC ratios.
Although we closed on a definitive agreement to participate in the CPP in the amount of $3.4 billion, if economic conditions worsen, our participation in the CPP may not be sufficient to stabilize our ratings and to mitigate and reduce risks associated with various business lines and our investment portfolio. Depending on the circumstances at the time, there may be limited alternatives available to us.
To strengthen our capital position, we could seek to raise additional capital in the public or private markets. In June 2009, we entered into a distribution agreement in connection with the launch of our discretionary equity issuance program which provides for the sales of an indeterminate number of shares of common stock up to the number of shares that will result in gross proceeds of $750, subject to a maximum of 60 million shares. Further, we may in the future seek to access the public or private capital markets to repay the funds received through our participation in the CPP. We cannot assure you that we would have access to the capital markets on favorable terms or at all. Moreover, the issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to stockholders of our common stock or could require us to make additional payments under our investment agreement with Allianz. Holders of our shares of common stock are not entitled to any preemptive rights by virtue of their status as stockholders that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Trading prices for our common stock could decline as a result of sales of shares of our common stock or securities convertible into or exchangeable for common stock or in anticipation of such sales.
Although we closed on a definitive investment agreement to participate in the CPP in the amount of $3.4 billion during the second quarter of 2009, our participation will subject us to additional restrictions, oversight and costs, and have other potential consequences, that could materially affect our business, results and prospects.
In the second quarter of 2009, we closed on a definitive investment agreement to participate in the Treasury’s CPP in the amount of $3.4 billion. Although participation in the CPP is an important component of our strategy to enhance our capital position and financial flexibility, our participation will subject us to additional restrictions, oversight and costs, and have other potential consequences, that could materially affect our business, results and prospects, including the following:
•
Our acceptance of CPP funds could cause us to be perceived as having greater capital needs and weaker overall financial prospects than those of our competitors that have stated that they do not intend to participate in the CPP, which could adversely affect our competitive position and results, including new product sales and policy retention rates, and depress trading prices for our common stock.

•
As a condition to our participation in CPP, we acquired Federal Trust Corporation, the parent company of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift, in the second quarter of 2009. As a result, as a savings and loan holding company, we will be subject to regulation, supervision and examination by the Office of Thrift Supervision (“OTS”) and OTS reporting requirements. In addition, as previously reported, we are required to be a source of strength to FTB, which could require further capital contributions. As a savings and loan holding company, we are subject to the requirement that our activities be financially-related activities as defined by federal law (which includes insurance activities), and OTS has enforcement authority over us, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by OTS to be a serious risk to FTB.

•
Receipt of CPP funds subjects us to restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results or the trading prices for our common stock. For example, the recently enacted American Recovery and Reinvestment Act of 2009 contains significant limitations on the amount and form of bonus, retention and other incentive compensation that participants in the CPP may pay to executive officers and senior management. These provisions may adversely affect our ability to attract and retain executive officers and other key personnel. Other regulatory initiatives applicable to participants in federal funding programs may also be forthcoming as the U.S. government continues to address dislocations in the financial markets. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

•
Future federal statutes may adversely affect the terms of the CPP that are applicable to us and the Treasury may amend the terms of our agreement with them unilaterally if required by future statutes, including in a manner materially adverse to us.

The decisions that we have made in connection with our review of strategic alternatives may not achieve the anticipated benefits, may not be sufficient to stabilize our ratings and mitigate and reduce risks associated with various business lines and our investment portfolio, particularly if the current market conditions persist or deteriorate.
In the second quarter of 2009, we completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing our ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, we determined to suspend all new sales in Japan and the United Kingdom and to close our German branch. While we are pursuing options for our Institutional business with the goals of preserving capital and reducing risks, we determined not to pursue other alternatives in light of market conditions and our expectations with respect to our core portfolio of protection businesses, particularly property and casualty, group benefits and life insurance. We also determined to retain our wealth management and retirement business, including mutual funds, retirement plans and a restructured annuities business. These decisions may not achieve the anticipated benefits and could have an adverse effect on sales in certain lines of business, and even taken together with our participation in the CPP, may not be sufficient to stabilize our ratings and mitigate and reduce risks associated with our various business lines.
We recently adjusted our risk management program relating to products we offer with guaranteed benefits to emphasize protection of statutory surplus, which will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income in periods of rising equity market pricing levels.
Some of the products offered by our life businesses, especially variable annuities, offer certain guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. During 2008 and early 2009, our liability for guaranteed benefits increased significantly as equity markets declined. We are also subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. As of June 30, 2009, the liability for GMWB and GMAB was $3.3 billion and $(2), respectively. At that date, the liability for GMIB and GMDB was a combined $1.1 billion, net of reinsurance. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions in the fourth quarter of 2008, we adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus. This shift in relative emphasis will likely result in greater U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income in periods of rising equity market pricing levels. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. We are also subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

The markets in the United States and elsewhere have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign exchange rates and global real estate market deterioration which may have a material adverse effect on our results of operations, financial condition and liquidity.
The markets in the United States and elsewhere have been experiencing and in certain markets are expected to continue to experience extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices foreign currency exchange rates and global real estate market deterioration.
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. The significant declines in equity markets over the last twelve to eighteen months have negatively impacted assets under management. As a result, fee income earned from those assets has also been negatively impacted. In addition, certain of our Life products offer guaranteed benefits which increase our potential obligation and statutory capital exposure should equity markets decline. Due to declines in equity markets, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets during 2009 and beyond may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.
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
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. The overall widening of credit spreads over the last twelve to eighteen months has contributed to the increase in the net unrealized loss position of our investment portfolio which, as of June 30, 2009, was $11.5 billion, before DAC effects and tax, and has also contributed to increases in other-than-temporary impairments. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, these effects will likely exacerbate, resulting in greater and additional other-than-temporary impairments. Increased losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
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

Our primary foreign currency exchange risks are related to net income from foreign operations, non — U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan and U.K. variable annuities. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen or British pound in comparison to the U.S. dollar and other currencies will increase our exposure to the guarantee benefits associated with the Japan or U.K. variable annuities. Correspondingly, a strengthening of the U.S. dollar compared to other currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds.
Our real estate market exposure includes investments in CMBS, RMBS, CRE CDOs, mortgage and real estate partnerships, and mortgage loans. Deterioration in the global real estate market, as evidenced by increases in property vacancy rates, delinquencies and foreclosures, has negatively impacted property values and sources of refinancing which could result in further reductions in net investment income associated with real estate partnerships, impairments of real estate backed securities and increases in our valuation allowance for mortgage loans.
If significant, further declines in equity prices, changes in U.S. interest rates, changes in credit spreads, the strengthening or weakening of foreign currencies against the U.S. dollar, and global real estate market deterioration, individually or in combination, could continue to have a material adverse effect on our consolidated results of operations, financial condition and liquidity both directly and indirectly by creating competitive and other pressures such as employee retention issues and the potential loss of distributors for our products.
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
Declines in equity markets, changes in interest rates and credit spreads and global real estate market deterioration can also negatively impact the fair values of each of our segments. If a significant decline in the fair value of a segment occurred and this resulted in an excess of that segment’s book value over fair value, the goodwill assigned to that segment might be impaired and could cause the Company to record a charge to impair a part or all of the related goodwill assets.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased [1]	Paid Per Share	Programs	Programs
				(in millions)
April 1, 2009 – April 30, 2009	584	$9.79	—	$807
May 1, 2009 – May 31, 2009	194	$12.14	—	$807
June 1, 2009 – June 30, 2009	390	$11.54	—	$807

Total	1,168	$10.76	—	N/A

[1]	Represents shares acquired from employees of the Company primarily for tax withholding purposes in connection with the Company’s stock compensation plans.
The Hartford’s Board of Directors has authorized a $1 billion stock repurchase program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, restrictions arising from the Company’s participation in the CPP, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Sales of Equity Securities by the Issuer
On June 26, 2009, as part of the CPP established by Treasury under the Emergency Economic Stabilization Act of 2008, the Company entered into a Private Placement Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury, under an exemption from registration pursuant to Rule 144A of the Securities Act of 1933, 3,400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 52,093,973 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $9.79 per share, for an aggregate purchase price of $3.4 billion.
Discretionary equity issuance program
On June 12, 2009, the Company announced that it commenced a discretionary equity issuance program under its automatic shelf registration statement (Registration No. 333-142044), and in accordance with that program entered into an equity distribution agreement pursuant to which it is offering up to 60 million shares of its common stock from time to time for aggregate sales proceeds of up to $750. Through July 29, 2009, The Hartford has issued 1.3 million shares of common stock with net proceeds of $16 under this program. The Company currently expects to use the proceeds from the sale of its common stock from time to time under this program for general corporate purposes, to strengthen the Company’s capital position, and for possible repurchases of debt securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On May 27, 2009, The Hartford held its Annual Meeting of Stockholders. The following matters were considered and voted upon: (1) the election of nine directors, each to serve on the Company’s Board of Directors until the next Annual Meeting of Stockholders and the election and qualifications of his or her successor; (2) a proposal to ratify the appointment of the Company’s independent auditors, Deloitte & Touche LLP, for the fiscal year ending December 31, 2009; (3) a proposal to amend the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock; and (4) a proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of shares authorized thereunder.
Only stockholders of record as of the close of business on March 30, 2009 were entitled to vote at the annual meeting. As of March 30, 2009, 325,437,677 shares of common stock of the Company were outstanding and entitled to vote at the annual meeting. Set forth below is the vote tabulation relating to the four items presented to the stockholders at the annual meeting:
(1)	The stockholders elected each of the nine nominees to the Board of Directors:

	Votes Cast
Names of Director Nominees	For	Against	Abstained
Robert B. Allardice, III	259,869,595	13,580,042	1,633,131
Ramani Ayer	254,999,472	18,519,698	1,563,698
Trevor Fetter	252,162,627	21,290,622	1,629,619
Edward J. Kelly, III	252,189,228	21,305,841	1,587,800
Paul G. Kirk, Jr.	249,956,627	23,593,971	1,532,270
Gail J. McGovern	256,774,330	16,736,289	1,572,250
Michael G. Morris	251,217,401	22,275,873	1,589,594
Charles B. Strauss	257,573,356	15,901,933	1,607,579
H. Patrick Swygert	248,684,769	24,774,020	1,624,079

(2)	The stockholders ratified the appointment of the Company’s independent auditors:

Shares For:	271,416,380
Shares Against:	3,010,714
Shares Abstained:	655,774
(3)	The stockholders approved the amendment to the Company’s amended and restated certificate of incorporation:

Shares For:	237,729,423
Shares Against:	36,377,434
Shares Abstained:	976,011
(4)	The stockholders approved the amendment to the Company’s Employee Stock Purchase Plan:

Shares For:	202,533,006
Shares Against:	4,748,436
Shares Abstained:	353,201
Item 6. EXHIBITS
See Exhibits Index on page 169.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)
Date: July 29, 2009	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2009
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

3.01
Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Current Report on Form 8-K, filed June 2, 2009).

3.02
Certificate of Designations of The Hartford Financial Services Group, Inc. with respect to Series E Fixed Rate Cumulative Perpetual Preferred Stock, dated June 25, 2009 (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

4.01
Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009 (incorporated herein by reference to Exhibit 4.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

10.01
Letter Agreement, dated as of June 9, 2009, by and between The Hartford Financial Services Group, Inc., Allianz SE and Allianz Finance II Luxembourg S.a.r.l. (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

10.02
Letter Agreement including the Securities Purchase Agreement—Standard Terms incorporated therein, between The Hartford Financial Services Group, Inc. and The United States Department of the Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

10.03
Letter Agreement between The Hartford Financial Services Group, Inc. and The United States Department of the Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

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

99.01
Equity Distribution Agreement, dated June 12, 2009, between The Hartford Financial Services Group, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 99.01 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

99.02	Press Release of The Hartford Financial Services Group, Inc. dated June 12, 2009 (incorporated herein by reference to Exhibit 99.02 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

99.03	Press Release of The Hartford Financial Services Group, Inc., dated June 26, 2009 (incorporated herein by reference to Exhibit 99.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).