Form 10-Q/A
period 2009-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2009-08-26
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
The purpose of this amendment on Form 10-Q/A to The Hartford Financial Services Group, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission on July 29, 2009 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Item 6. EXHIBITS
See Exhibits Index on page 4.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date: August 26, 2009	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2009
FORM 10-Q/A
AMENDMENT NO. 1
EXHIBITS INDEX

Exhibit No.	Description

*3.01
Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Current Report on Form 8-K, filed June 2, 2009).

*3.02
Certificate of Designations of The Hartford Financial Services Group, Inc. with respect to Series E Fixed Rate Cumulative Perpetual Preferred Stock, dated June 25, 2009 (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

*4.01
Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009 (incorporated herein by reference to Exhibit 4.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

*10.01
Letter Agreement, dated as of June 9, 2009, by and between The Hartford Financial Services Group, Inc., Allianz SE and Allianz Finance II Luxembourg S.a.r.l. (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

*10.02
Letter Agreement including the Securities Purchase Agreement—Standard Terms incorporated therein, between The Hartford Financial Services Group, Inc. and The United States Department of the Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

*10.03
Letter Agreement between The Hartford Financial Services Group, Inc. and The United States Department of the Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

*15.01	Deloitte & Touche LLP Letter of Awareness.

*31.01	Certification of Ramani Ayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.02	Certification of Lizabeth H. Zlatkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.01	Certification of Ramani Ayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.01
Equity Distribution Agreement, dated June 12, 2009, between The Hartford Financial Services Group, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 99.01 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

*99.02	Press Release of The Hartford Financial Services Group, Inc. dated June 12, 2009 (incorporated herein by reference to Exhibit 99.02 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

*99.03	Press Release of The Hartford Financial Services Group, Inc., dated June 26, 2009 (incorporated herein by reference to Exhibit 99.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with our Form 10-Q as filed on July 29, 2009.

[1]
Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.

4