Form 10-Q
period 2009-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2009-11-03
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2009, there were outstanding 383,008,419 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2009 and 2008, and changes in equity, and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive loss, and cash flows for the year then ended prior to retrospective adjustment for the adoption of Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation, described in Note 1, (not presented herein); and in our report dated February 11, 2009 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for the fair value measurement of financial instruments in 2008, and defined benefit pension and other postretirement plans in 2006), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 3, 2009

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,499	$3,903	$10,920	$11,637
Fee income	1,140	1,333	3,369	4,056
Net investment income (loss):
Securities available-for-sale and other	1,049	1,103	2,990	3,526
Equity securities, trading	638	(3,415)	2,437	(5,840)

Total net investment income (loss)	1,687	(2,312)	5,427	(2,314)

Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(760)	(3,077)	(1,546)	(3,545)
OTTI losses recognized in other comprehensive income	224	—	472	—

Net OTTI losses recognized in earnings	(536)	(3,077)	(1,074)	(3,545)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(683)	(372)	(742)	(1,557)

Total net realized capital losses	(1,219)	(3,449)	(1,816)	(5,102)
Other revenues	123	132	361	377

Total revenues	5,230	(393)	18,261	8,654

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,070	3,994	10,799	10,937
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	638	(3,415)	2,437	(5,840)
Amortization of deferred policy acquisition costs and present value of future profits	687	1,927	3,620	3,201
Insurance operating costs and expenses	945	1,029	2,802	3,026
Interest expense	118	84	357	228
Goodwill impairment	—	—	32	—
Other expenses	229	171	670	542

Total benefits, losses and expenses	5,687	3,790	20,717	12,094
Loss before income taxes	(457)	(4,183)	(2,456)	(3,440)
Income tax benefit	(237)	(1,552)	(1,012)	(1,497)

Net loss	$(220)	$(2,631)	$(1,444)	$(1,943)

Preferred stock dividends and accretion of discount	62	—	65	—

Net loss available to common shareholders	$(282)	$(2,631)	$(1,509)	$(1,943)

Earnings (Loss) per common share
Basic	$(0.79)	$(8.74)	$(4.52)	$(6.29)
Diluted	$(0.79)	$(8.74)	$(4.52)	$(6.29)

Weighted average common shares outstanding	356.1	301.1	334.1	308.8
Weighted average common shares outstanding and dilutive potential common shares	356.1	301.1	334.1	308.8

Cash dividends declared per common share	$0.05	$0.53	$0.15	$1.59

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share and per share data)	2009	2008
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $74,429 and $78,238)	$68,641	$65,112
Equity securities, trading, at fair value (cost of $34,760 and $35,278)	33,463	30,820
Equity securities, available-for-sale, at fair value (cost of $1,403 and $1,554)	1,397	1,458
Mortgage loans	6,328	6,469
Policy loans, at outstanding balance	2,209	2,208
Limited partnerships and other alternative investments	1,812	2,295
Other investments	1,679	1,723
Short-term investments	13,910	10,022

Total investments	129,439	120,107
Cash	2,417	1,811
Premiums receivable and agents’ balances	3,482	3,604
Reinsurance recoverables	5,604	6,357
Deferred policy acquisition costs and present value of future profits	11,040	13,248
Deferred income taxes	3,820	5,239
Goodwill	1,204	1,060
Property and equipment, net	1,032	1,075
Other assets	2,724	4,898
Separate account assets	155,958	130,184

Total assets	$316,720	$287,583

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,901	$21,933
Life	17,950	16,747
Other policyholder funds and benefits payable	47,996	53,753
Other policyholder funds and benefits payable — International variable annuities	33,439	30,799
Unearned premiums	5,324	5,379
Short-term debt	342	398
Long-term debt	5,493	5,823
Consumer notes	1,193	1,210
Other liabilities	9,643	11,997
Separate account liabilities	155,958	130,184

Total liabilities	299,239	278,223
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 3,400,000 and 6,048,387 shares issued, liquidation preference $1,000 and $0.02 per share	2,940	—
Common stock, $0.01 par value — 1,500,000,000 and 750,000,000 shares authorized, 410,192,882 and 329,920,310 shares issued	4	3
Additional paid-in capital	8,976	7,569
Retained earnings	10,689	11,336
Treasury stock, at cost — 27,162,478 and 29,341,378 shares	(1,936)	(2,120)
Accumulated other comprehensive loss, net of tax	(3,217)	(7,520)

Total stockholders’ equity	17,456	9,268
Noncontrolling interest	25	92

Total equity	17,481	9,360

Total liabilities and equity	$316,720	$287,583

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Equity

	Nine Months Ended
	September 30,
(In millions, except for share data)	2009	2008
	(Unaudited)
Preferred Stock
Balance at beginning of period	$—	$—
Issuance of shares to U.S. Treasury	2,920	—
Accretion of preferred stock discount on issuance to U.S. Treasury	20	—

Balance at end of period	2,940	—

Common Stock	4	3
Additional Paid-in Capital
Balance at beginning of period	7,569	6,627
Issuance of warrants to U.S. Treasury	480	—
Issuance of shares under discretionary equity issuance plan	887	—
Issuance of shares under incentive and stock compensation plans	(135)	(39)
Reclassification of warrants from other liabilities to equity and extension of warrants’ term	186	—
Tax (expense) benefit on employee stock options and awards	(11)	10

Balance at end of period	8,976	6,598

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting change, net of tax	11,336	14,686
Cumulative effect of accounting change, net of tax	—	(3)

Balance at beginning of period, as adjusted	11,336	14,683
Net loss	(1,444)	(1,943)
Cumulative effect of accounting change, net of tax	912	—
Accretion of preferred stock discount on issuance to U.S. Treasury	(20)	—
Dividends on preferred stock	(45)	—
Dividends declared on common stock	(50)	(491)

Balance at end of period	10,689	12,249

Treasury Stock, at Cost
Balance at beginning of period	(2,120)	(1,254)
Treasury stock acquired	—	(1,000)
Issuance of shares under incentive and stock compensation plans from treasury stock	187	133
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(17)

Balance at end of period	(1,936)	(2,138)

Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(7,520)	(858)
Cumulative effect of accounting change, net of tax	(912)	—
Total other comprehensive income (loss)	5,215	(3,297)

Balance at end of period	(3,217)	(4,155)

Total Stockholders’ Equity	17,456	12,557

Noncontrolling Interest (Note 13)
Balance at beginning of period	92	92
Change in noncontrolling interest ownership	(61)	60
Noncontrolling loss	(6)	(27)

Balance at end of period	25	125

Total Equity	$17,481	$12,682

Outstanding Preferred Shares (in thousands)
Balance at beginning of period	6,048	—
Conversion of preferred to common shares	(6,048)	—
Issuance of shares to U.S. Treasury	3,400	—

Balance at end of period	3,400	—

Outstanding Common Shares (in thousands)
Balance at beginning of period	300,579	313,842
Treasury stock acquired	(15)	(14,682)
Conversion of preferred to common shares	24,194	—
Issuance of shares under discretionary equity issuance plan	56,109	—
Issuance of shares under incentive and stock compensation plans	2,353	1,442
Return of shares under incentive and stock compensation plans to treasury stock	(190)	(248)

Balance at end of period	383,030	300,354

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Comprehensive Income (Loss)
Net loss	$(220)	$(2,631)	$(1,444)	$(1,943)

Other comprehensive income (loss)
Change in net unrealized loss on securities	3,232	(1,483)	5,572	(3,509)
Change in other-than-temporary impairment losses recognized in other comprehensive income	(51)	—	(176)	—
Change in net gain/loss on cash-flow hedging instruments	99	163	(269)	177
Change in foreign currency translation adjustments	102	(63)	57	11
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	11	8	31	24

Total other comprehensive income (loss)	3,393	(1,375)	5,215	(3,297)

Total comprehensive income (loss)	$3,173	$(4,006)	$3,771	$(5,240)

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2009	2008
	(Unaudited)
Operating Activities
Net loss	$(1,444)	$(1,943)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	3,620	3,201
Additions to deferred policy acquisition costs and present value of future profits	(2,155)	(2,837)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	903	1,689
Change in reinsurance recoverables	152	(19)
Change in receivables and other assets	212	646
Change in payables and accruals	(600)	(673)
Change in accrued and deferred income taxes	(252)	(1,604)
Net realized capital losses	1,816	5,102
Net receipts from investment contracts related to policyholder funds — International variable annuities	2,691	1,740
Net increase in equity securities, trading	(2,694)	(1,799)
Depreciation and amortization	360	263
Goodwill impairment	32	—
Other operating activities, net	104	(828)

Net cash provided by operating activities	2,745	2,938
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	41,749	17,523
Equity securities, available-for-sale	598	995
Mortgage loans	480	351
Partnerships	405	130
Payments for the purchase of:
Fixed maturities, available-for-sale	(42,990)	(19,392)
Equity securities, available-for-sale	(284)	(689)
Mortgage loans	(249)	(1,161)
Partnerships	(228)	(556)
Derivative payments, net	(540)	(57)
Purchase price of businesses acquired	(15)	(94)
Change in policy loans, net	(1)	(98)
Change in payables for collateral under securities lending, net	(2,771)	(339)
Other investing activities, net	25	(662)

Net cash used for investing activities	(3,821)	(4,049)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	11,158	15,752
Withdrawals and other deductions from investment and universal life-type contracts	(18,528)	(20,276)
Net transfers from separate accounts related to investment and universal life-type contracts	5,418	5,584
Proceeds from issuance of long-term debt	—	1,487
Repayments at maturity for long-term debt and payments on capital lease obligations	(24)	(462)
Change in short-term debt	(375)	—
Net issuance (repayments) at maturity or settlement of consumer notes	(17)	416
Proceeds from issuance of preferred stock and warrants to U.S. Treasury	3,400	—
Net proceeds from issuance of shares under discretionary equity issuance plan	887	—
Proceeds from net issuance of shares under incentive and stock compensation plans and excess tax benefit	18	34
Treasury stock acquired	—	(1,000)
Dividends paid on preferred stock	(31)	—
Dividends paid on common stock	(129)	(501)
Changes in bank deposits and payments on bank advances	(85)	—

Net cash provided by financing activities	1,692	1,034
Foreign exchange rate effect on cash	(10)	29
Net increase (decrease) in cash	606	(48)
Cash — beginning of period	1,811	2,011

Cash — end of period	$2,417	$1,963

Supplemental Disclosure of Cash Flow Information
Net Cash Paid (Received) During the Period For:
Income taxes	(392)	232
Interest	303	186
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
The accompanying Condensed Consolidated Financial Statements and notes as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Hartford’s 2008 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Subsequent Events
The Hartford has evaluated events subsequent to September 30, 2009, and through the Condensed Consolidated Financial Statement issuance date of November 3, 2009. The Company has not evaluated subsequent events after that date for presentation in these Condensed Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
Fair Value
In August 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to the fair value measurement of liabilities. This update provides guidance on the fair value measurement of liabilities and reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant, that is the liability is presumed to continue and is not settled with the counterparty. This guidance also provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: a) quoted price of an identical liability when traded as an asset, b) quoted price of a similar liability or of a similar liability when traded as an asset, or c) another valuation technique consistent with the fair value principles within U.S. GAAP such as a market approach or an income approach. The amendments in this guidance also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate adjustment relating to transfer restriction of the liability. This guidance is effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted this guidance as of September 30, 2009, and the adoption did not have an impact on the Company’s Condensed Consolidated Financial Statements.
Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB updated the guidance related to the recognition and presentation of other-than-temporary impairments which modifies the recognition of other-than-temporary impairment (“impairment”) losses for debt securities. This new guidance is also applied to certain equity securities with debt-like characteristics (collectively “debt securities”). Under the new guidance, a debt security is deemed to be other-than-temporarily impaired if it meets the following conditions: 1) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or 2) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in other comprehensive income (“OCI”). Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
The Company evaluates whether a credit impairment exists by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor re-financing. In addition, for securitized debt securities, the Company considers factors including, but not limited to, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
This guidance does not impact the evaluation for impairment for equity securities. For those equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by a committee of investment and accounting professionals (“the Committee”). The Committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.
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
This guidance also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. The Company adopted this new guidance for its interim reporting period ending on June 30, 2009 and upon adoption of this guidance, the Company recognized a $912, net of tax and deferred acquisition costs, increase to retained earnings with an offsetting decrease in Accumulated Other Comprehensive Income (“AOCI”). See the Company’s Condensed Consolidated Statements of Operations, Changes in Equity and Comprehensive Income (Loss). See Note 5 for expanded interim disclosures. Disclosures regarding the effect of the adoption of this guidance on income and related per share amounts for interim periods subsequent to adoption have not been made, as it is not practicable to estimate the effect of such amounts.
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB updated guidance for noncontrolling interests. A noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. This updated guidance establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. This guidance applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. Upon adoption of this guidance on January 1, 2009, the Company reclassified $92 of noncontrolling interest, recorded in other liabilities, to equity as of January 1, 2008. See the Company’s Condensed Consolidated Statements of Changes in Equity. The adoption did not have a material effect on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the adoption did not impact the Company’s accounting for separate account assets and liabilities. The FASB has added a topic to the Emerging Issues Task Force (“EITF”) agenda, “Consideration of an Insurer’s Accounting for Majority Owned Investments When the Ownership Is Through a Separate Account”. In September 2009 the FASB issued for comment, a proposal on this topic in which they clarify that specialized accounting for investments held by a separate account should continue in consolidation. In addition, the proposed amendments would not require an insurer to consolidate a majority owned voting-interest investment held by a separate account if the investment is not or would not be consolidated in the stand-alone financial statement of the separate account. The Company currently follows this proposed guidance and excludes the noncontrolling interest from its majority owned separate accounts. The resolution of this FASB agenda item will continue to be followed by the Company; however it is not expected to have an impact on the Company’s accounting for separate account assets and liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Future Adoption of New Accounting Standards
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued updated guidance related to the accounting for transfers of financial assets. These amendments revise derecognition guidance and eliminates the concept of a qualifying special-purpose entities (“QSPEs”). This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption is prohibited. The Company will adopt this guidance on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.
Amendments to Consolidation Guidance for Variable Interest Entities
In June 2009, the FASB issued updated guidance which amends the consolidation requirements applicable to variable interest entities (“VIE”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. This updated guidance replaces the quantitative approach previously required for determining the primary beneficiary of a VIE with a qualitative approach, modifies the criteria for determining whether a service provider or decision maker contract is a variable interest, and changes the consideration of removal rights in determining if an entity is a VIE. These changes may cause certain entities to now be considered a VIE. This updated guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Although the Company has not yet determined the effect of the adoption on its consolidated financial statements, a review of the impact to The Hartford is currently being evaluated. The following areas of potential impact are being assessed: The Hartford managed mutual funds (both retail and those within the Company’s separate accounts), limited partnership investments, Company sponsored collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) and the Company’s contingent capital facility and other similar structures or entities. The Company will adopt this guidance on January 1, 2010.
Income Taxes
The effective tax rate for the three months ended September 30, 2009 and 2008 was 52% and 37%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 41% and 44%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”) which increased the tax benefit on the pre-tax losses. The effective tax rate for the nine months ended September 30, 2009 also includes a non-deductible expense related to an amount due to Allianz as a result of the issuance of warrants to the U.S. Treasury in connection with the Company’s participation in the Capital Purchase Program.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits related to the separate account DRD of $33 and $50 in the three months ended September 30, 2009 and 2008, and $108 and $158 in the nine months ended September 30, 2009 and 2008, respectively. The benefit recorded in the three months ended September 30, 2009 included prior period adjustments of $(6) related to the 2008 tax return and $1 related to the three months ended June 30, 2009.
The Company’s unrecognized tax benefits decreased by $8 during the nine months ended September 30, 2009 as a result of the settlement of the 2002-2003 Internal Revenue Service (“IRS”) audit, bringing the total unrecognized tax benefits to $83 as of September 30, 2009. This entire amount, if it were recognized, would increase the effective tax benefit rate for the applicable periods.
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
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, future realized losses on investment securities could result in the recognition of an additional valuation allowance, if additional tax planning strategies are not available.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2009	2008	2009	2008

Income (loss)
Net loss	$(220)	$(2,631)	$(1,444)	$(1,943)
Less: Preferred stock dividends and accretion of discount	62	—	65	—

Net loss available to common shareholders	$(282)	$(2,631)	$(1,509)	$(1,943)

Common shares
Basic
Weighted average common shares outstanding	356.1	301.1	334.1	308.8

Diluted
Weighted average shares outstanding and dilutive potential common shares	356.1	301.1	334.1	308.8

Earnings (loss) per common share
Basic	$(0.79)	$(8.74)	$(4.52)	$(6.29)
Diluted	$(0.79)	$(8.74)	$(4.52)	$(6.29)
As a result of the net loss in the three months ended September 30, 2009 and 2008, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended September 30, 2009 and 2008 diluted loss per share, since the inclusion of shares for warrants of 25.3 million and 0, respectively, and stock compensation plans of 1.1 million and 1.0 million, respectively, would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 382.5 million and 302.1 million for the three months ended September 30, 2009 and 2008, respectively.
As a result of the net loss in the nine months ended September 30, 2009 and 2008, the Company is required to use basic weighted average common shares outstanding in the calculation of the nine months ended September 30, 2009 and 2008 diluted loss per share, since the inclusion of shares for warrants of 8.7 million and 0, respectively, and stock compensation plans of 0.8 million and 1.5 million, respectively, would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 343.6 million and 310.3 million, respectively.

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
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment. For the three months ended September 30, 2009 and 2008, AARP accounted for earned premiums of $712 and $695, respectively, in Personal Lines. For both the nine months ended September 30, 2009 and 2008, AARP accounted for earned premiums of $2.1 billion in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. Earned premiums assumed (ceded) under the inter-segment arrangements were as follows:

	Three Months Ended		Nine Months Ended
Net assumed (ceded) earned premiums under	September 30,		September 30,
inter-segment arrangements	2009	2008	2009	2008
Personal Lines	$(1)	$(1)	$(4)	$(4)
Small Commercial	(6)	(8)	(18)	(23)
Middle Market	(6)	(8)	(17)	(24)
Specialty Commercial	13	17	39	51

Total	$—	$—	$—	$—

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents revenues by segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2009	2008	2009	2008
Life
Retail	$109	$435	$1,961	$1,483
Individual Life	276	119	850	660

Total Individual Markets Group	385	554	2,811	2,143
Retirement Plans	75	1	246	293
Group Benefits	1,142	779	3,509	3,099

Total Employer Markets Group	1,217	780	3,755	3,392
International [1]	109	190	803	603
Institutional	130	(84)	570	692
Other [1]	(15)	(29)	6	28

Total Life segment revenues	1,826	1,411	7,945	6,858
Net investment income (loss) on equity securities, trading [2]	638	(3,415)	2,437	(5,840)

Total Life	2,464	(2,004)	10,382	1,018
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines	988	978	2,952	2,941
Small Commercial	640	678	1,935	2,048
Middle Market	510	569	1,596	1,737
Specialty Commercial	293	342	936	1,038

Ongoing Operations earned premiums	2,431	2,567	7,419	7,764
Net investment income	254	285	678	929
Other revenues [3]	123	132	361	377
Net realized capital losses	(79)	(1,268)	(448)	(1,455)

Total Ongoing Operations	2,729	1,716	8,010	7,615
Other Operations	29	(109)	79	(10)

Total Property & Casualty	2,758	1,607	8,089	7,605
Corporate	8	4	(210)	31

Total revenues	$5,230	$(393)	$18,261	$8,654

[1]
Included in International’s revenues for the three and nine months ended September 30, 2009 are $19 and $49, respectively, of investment income from an inter-segment funding agreement with Institutional. This investment income is eliminated in Life Other.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income (Loss)	2009	2008	2009	2008
Life
Retail	$(172)	$(822)	$(724)	$(729)
Individual Life	4	(102)	2	(52)

Total Individual Markets Group	(168)	(924)	(722)	(781)
Retirement Plans	(34)	(160)	(162)	(134)
Group Benefits	65	(186)	148	(78)

Total Employer Markets Group	31	(346)	(14)	(212)
International [1]	(32)	(107)	(206)	(27)
Institutional [1]	(101)	(393)	(341)	(543)
Other [1]	(53)	(45)	(122)	(73)

Total Life	(323)	(1,815)	(1,405)	(1,636)
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	(11)	(45)	54	78
Small Commercial	90	82	251	270
Middle Market	61	(37)	186	21
Specialty Commercial	30	(44)	89	13

Total Ongoing Operations underwriting results	170	(44)	580	382
Net servicing income [2]	10	14	25	21
Net investment income	254	285	678	929
Net realized capital losses	(79)	(1,268)	(448)	(1,455)
Other expenses	(47)	(58)	(145)	(180)

Income (loss) before income taxes	308	(1,071)	690	(303)
Income tax expense (benefit)	79	(405)	128	(195)

Ongoing Operations	229	(666)	562	(108)
Other Operations	(39)	(108)	(87)	(91)

Total Property & Casualty	190	(774)	475	(199)
Corporate	(87)	(42)	(514)	(108)

Net loss	$(220)	$(2,631)	$(1,444)	$(1,943)

[1]
Included in net income (loss) of International and Institutional is investment income and interest expense, respectively, for the three and nine months ended September 30, 2009 of $19 and $49, respectively, on an inter-segment funding agreement. This investment income and interest expense is eliminated in Life Other.

[2]	Net of expenses related to service business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturities and equity securities, available-for-sale (“AFS”), equity securities, trading, short-term investments, freestanding and embedded derivatives, and separate account assets.
The following section applies the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity, open-ended mutual funds reported in separate account assets and derivative securities, including futures and certain option contracts.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit swap contracts and have no significant unobservable market inputs.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs, residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans, and private placement debt and equity securities. Embedded derivatives, including GMWB liabilities, and complex derivatives securities, including equity derivatives, longer dated interest rate swaps or swaps with optionality and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e. below prime RMBS).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) carried at fair value by hierarchy level.

	September 30, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,540	$—	$1,966	$574
CDOs	2,818	—	34	2,784
CMBS	9,002	—	8,544	458
Corporate	34,011	—	26,874	7,137
Foreign government/government agencies	1,071	—	1,003	68
RMBS	4,821	—	3,671	1,150
States, municipalities and political subdivisions	11,815	—	11,552	263
U.S. Treasuries	2,563	186	2,377	—

Total fixed maturities, AFS	68,641	186	56,021	12,434
Equity securities, trading	33,463	2,465	30,998	—
Equity securities, AFS	1,397	242	919	236
Other investments
Variable annuity hedging derivatives	733	—	(21)	754
Other derivatives [1]	729	—	681	48

Total other investments	1,462	—	660	802
Short-term investments	13,910	9,715	4,195	—
Reinsurance recoverable for U.S. guaranteed minimum withdrawal benefit (“GMWB”)	538	—	—	538
Separate account assets [2]	144,023	110,064	33,241	718

Total assets accounted for at fair value on a recurring basis	$263,434	$122,672	$126,034	$14,728

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(2,992)	$—	$—	$(2,992)
Institutional notes	(7)	—	—	(7)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(3,007)	—	—	(3,007)
Other liabilities [3]
Variable annuity hedging derivatives	(27)	—	(44)	17
Other derivative liabilities	(543)	—	(278)	(265)

Total other liabilities	(570)	—	(322)	(248)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(3,582)	$—	$(322)	$(3,260)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of September 30, 2009, $1.1 billion of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheets and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of September 30, 2009, excludes approximately $12 billion of investment sales receivable net of investment purchases payable that are not subject to fair value accounting.

[3]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll-forward table included below in this Note 4, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	December 31, 2008
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS	$65,112	$3,541	$49,761	$11,810
Equity securities, trading	30,820	1,634	29,186	—
Equity securities, AFS	1,458	246	671	541
Other investments
Variable annuity hedging derivatives	600	—	13	587
Other derivatives [1]	976	—	1,005	(29)

Total other investments	1,576	—	1,018	558
Short-term investments	10,022	7,025	2,997	—
Reinsurance recoverable for U.S. GMWB	1,302	—	—	1,302
Separate account assets [2]	126,777	94,804	31,187	786

Total assets accounted for at fair value on a recurring basis	$237,067	$107,250	$114,820	$14,997

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(6,620)	$—	$—	$(6,620)
Institutional notes	(41)	—	—	(41)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(6,669)	—	—	(6,669)
Other liabilities [3]
Variable annuity hedging derivatives	2,201	—	14	2,187
Other derivative liabilities	(339)	—	76	(415)

Total other liabilities	1,862	—	90	1,772
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(4,812)	$—	$90	$(4,902)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2008, $574 of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheets and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of December 31, 2008, excludes approximately $3 billion of investment sales receivable net of investment purchases payable that are not subject to fair value accounting.

[3]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll-forward table included below in this Note 4, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion, reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Available-for-Sale Securities and Short-term Investments
The fair value of AFS securities and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis, the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Most prices provided by third party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable. Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement debt, are also classified as Level 3 due to significant non-observable inputs.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Derivative Instruments, including Embedded Derivatives within Investments
Freestanding derivative instruments are reported in the Condensed Consolidated Balance Sheets at fair value and are reported in other investments and other liabilities. Embedded derivatives are reported with the host instruments in the Condensed Consolidated Balance Sheets. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2009, 96% of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts and the related reinsurance and customized derivatives that hedge certain equity markets exposure for GMWB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate; Actively-Managed Volatility Adjustment; Credit Standing Adjustment; Market Illiquidity Premium; and Behavior Risk Margin. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, for a liability, or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and a blend of implied equity index volatilities. The Company continually monitors actual policyholder behavior and revises assumptions regarding policyholder behavior as credible trends of policyholder behavior emerge. With the unprecedented market conditions beginning in the third quarter of 2008, the Company, for the first time, was able to observe policyholder behavior on its living benefit products in adverse market conditions. As actual policyholder behavior emerged in this environment, new data suggested that policyholder behavior in declining market scenarios was not as adverse as our prior assumptions. As a result, in the second quarter the Company adjusted the behavior assumptions in the GMWB model. The Company is continually evaluating various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
•
Actively-Managed Volatility Adjustment. This component incorporates the basis differential between the observable index implied volatilities used to calculate the Best Estimate component and the actively-managed funds underlying the variable annuity product. The Actively-Managed Volatility Adjustment is calculated using historical fund and weighted index volatilities.

•
Credit Standing Adjustment. This assumption makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during the first quarter of 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. The changes made in the first quarter of 2009 resulted in a realized gain of $198, before-tax. For the three and nine months ended September 30, 2009, the credit standing adjustment resulted in a pre-tax loss of $70 and pre-tax gain of $163, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
In addition to the credit standing update described above, during the third quarter of 2009, the Company recognized non-market-based updates driven by:
•
The impact of having lower future expected separate account growth assumption caused by the Company’s decision to increase the mortality and expense fees charged to policyholders and mortality assumption updates, resulting in a pre-tax loss of approximately $126; and

•	The relative outperformance of the underlying actively managed funds as compared to their respective indices and regression updates, resulting in a pre-tax gain of approximately $165.
For the nine months ended September 30, 2009, the Company recognized non-market-based assumption updates driven by:
•	The relative outperformance of the underlying actively managed funds as compared to their respective indices and regression updates, resulting in a pre-tax gain of approximately $528;
•
Updates to the behavior risk margin (described above), the third quarter increase in mortality and expense fees (described above) and other policyholder behavior assumption changes made during the nine months ended September 30, 2009, resulting in a pre-tax gain of approximately $306; and

•	The credit standing adjustment (described above), resulting in a pre-tax gain of approximately $163.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide a fair value roll forward for the three and nine months ending September 30, 2009 and 2008, for the financial instruments classified as Level 3.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended September 30, 2009

							Changes in unrealized
							gains (losses)
		Total realized/unrealized		Purchases,			included in net income
	Fair value	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	as of	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	July 1, 2009	[1], [2]	OCI [3]	settlements	of Level 3 [4]	September 30, 2009	September 30, 2009 [2]
Assets
Fixed maturities, AFS
ABS	$502	$(32)	$122	$(36)	$18	$574	$(32)
CDO	2,562	(218)	436	35	(31)	2,784	(218)
CMBS	198	(117)	171	(5)	211	458	(117)
Corporate	6,530	(6)	587	80	(54)	7,137	(11)
Foreign govt./govt. agencies	68	1	4	(3)	(2)	68	1
RMBS	1,353	(66)	158	(231)	(64)	1,150	(66)
States, municipalities and political subdivisions	214	—	13	29	7	263	—

Fixed maturities, AFS	11,427	(438)	1,491	(131)	85	12,434	(443)
Equity securities, AFS	228	(4)	(5)	1	16	236	—
Derivatives [5]
Variable annuity hedging derivatives	1,135	(441)	—	77	—	771	(234)
Other freestanding derivatives	(282)	49	5	11	—	(217)	54

Total freestanding derivatives	853	(392)	5	88	—	554	(180)
Reinsurance recoverable for U.S. GMWB [1]	632	(103)	—	9	—	538	(103)
Separate accounts [6]	673	40	—	29	(24)	718	34

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3	$855	$(478)	$—	$7	$—	$384	$(478)

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits[1]	$(3,344)	$392	$—	$(40)	$—	$(2,992)	$392
Institutional notes	2	(9)	—	—	—	(7)	(9)
Equity linked notes	(6)	(2)	—	—	—	(8)	(2)

Total other policyholder funds and benefits payable	(3,348)	381	—	(40)	—	(3,007)	381
Consumer notes	(4)	(1)	—	—	—	(5)	(1)

Supplemental Liability Information
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [7]	$(1,802)	$(198)	$—	$(21)	$—	$(2,021)	$(198)

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains (losses). All amounts are before income taxes and amortization of deferred policy acquisition costs and present value of future profits (collectively referred to as “DAC”).

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information, as well as downgrades of CMBS.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[6]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[7]
The net (loss) on U.S. GMWB since July 1, 2009 was primarily due to losses of $154 resulting from the Company’s net market-based dynamic hedging position, of which approximately $97 related to falling long-term risk-free interest rates, and non-market-based assumption updates described above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2009

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1], [2]	OCI [3]	settlements	of Level 3 [4]	September 30, 2009	September 30, 2009 [2]
Assets
Fixed maturities, AFS
ABS	$536	$(41)	$158	$(35)	$(44)	$574	$(37)
CDO	2,612	(313)	534	(18)	(31)	2,784	(312)
CMBS	341	(165)	199	(13)	96	458	(143)
Corporate	6,396	(66)	994	278	(465)	7,137	(38)
Foreign govt./govt. agencies	100	1	2	(13)	(22)	68	1
RMBS	1,662	(235)	(86)	(130)	(61)	1,150	(150)
States, municipalities and political subdivisions	163	—	6	16	78	263	—

Fixed maturities, AFS	11,810	(819)	1,807	85	(449)	12,434	(679)
Equity securities, AFS	541	(5)	(6)	(1)	(293)	236	—
Derivatives [5]
Variable annuity hedging derivatives	2,774	(1,534)	—	(469)	—	771	(1,276)
Other freestanding derivatives	(281)	44	(5)	31	(6)	(217)	63

Total freestanding derivatives	2,493	(1,490)	(5)	(438)	(6)	554	(1,213)
Reinsurance recoverable for U.S. GMWB [1]	1,302	(788)	—	24	—	538	(788)
Separate accounts [6]	786	(82)	—	139	(125)	718	(39)

Supplemental Asset Information
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3	$2,664	$(1,878)	$—	$(402)	$—	$384	$(1,878)

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits [8]	$(6,620)	$3,741	$(3)	$(110)	$—	$(2,992)	$3,741
Institutional notes	(41)	34	—	—	—	(7)	34
Equity linked notes	(8)	—	—	—	—	(8)	—

Total other policyholder funds and benefits payable [1]	(6,669)	3,775	(3)	(110)	—	(3,007)	3,775
Other derivative liabilities [7]	(163)	70	—	93	—	—	—
Consumer notes	(5)	—	—	—	—	(5)	—

Supplemental Liability Information
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [8]	$(2,560)	$1,017	$—	$(478)	$—	$(2,021)	$1,017

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains (losses) except for $2, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within the respective categories.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

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

[8]	The net gain on U.S. GMWB since January 1, 2009 was primarily due to the non-market-based assumption updates described above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended September 30, 2008

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	July 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2008	[1], [2]	OCI [3]	settlements	of Level 3 [4]	September 30, 2008	September 30, 2008 [2]
Assets
Fixed maturities, AFS	$16,512	$(683)	$(596)	$77	$927	$16,237	$(680)
Equity securities, AFS	1,367	(229)	122	(232)	85	1,113	(217)
Derivatives [5]
Variable annuity hedging derivatives	793	437	—	9	—	1,239	394
Other freestanding derivatives	(404)	(174)	(4)	31	2	(549)	(174)

Total freestanding derivatives	389	263	(4)	40	2	690	220
Reinsurance recoverable for U.S. GMWB [1]	250	106	—	82	—	438	106
Separate accounts [6]	665	(53)	—	(25)	426	1,013	(34)

Supplemental Asset Information
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3	$784	$475	$—	$(106)	$—	$1,153	$475

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits [1]	$(1,703)	$(710)	$2	$(40)	$—	$(2,451)	$(710)
Institutional notes	(21)	12	—	—	—	(9)	12
Equity linked notes	(15)	3	—	—	—	(12)	3

Total other policyholder funds and benefits payable	(1,739)	(695)	2	(40)	—	(2,472)	(695)
Consumer notes	(3)	2	—	(5)	—	(6)	2

Supplemental Liability Information
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [7]	$(630)	$(116)	$—	$(60)	$—	$(806)	$(116)

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains/losses except for $2, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within the respective categories.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[6]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[7]	The net loss on U.S. GMWB was primarily related to market-based hedge ineffectiveness in the third quarter due to extremely volatile capital markets in September.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2008

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2008	[1], [2]	OCI [3]	settlements	of Level 3 [4]	September 30, 2008	September 30, 2008 [2]
Assets
Fixed maturities, AFS	$17,996	$(860)	$(1,992)	$1,355	$(262)	$16,237	$(824)
Equity securities, AFS	1,339	(230)	(7)	95	(84)	1,113	(228)
Derivatives [5]
Variable annuity hedging derivatives	673	500	—	66	—	1,239	453
Other freestanding derivatives	(419)	(441)	(2)	210	103	(549)	(312)

Total freestanding derivatives	254	59	(2)	276	103	690	141
Reinsurance recoverable for U.S. GMWB [1]	238	108	—	92	—	438	108
Separate accounts [6]	701	(109)	—	(5)	426	1,013	(89)

Supplemental Asset Information
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3	$643	$520	$—	$(10)	$—	$1,153	$520

Liabilities
Other policyholder funds and benefits payable
Guaranteed living benefits [1]	$(1,472)	$(880)	$1	$(100)	$—	$(2,451)	$(880)
Institutional notes	(24)	15	—	—	—	(9)	15
Equity linked notes	(21)	9	—	—	—	(12)	9

Total other policyholder funds and benefits payable	(1,517)	(856)	1	(100)	—	(2,472)	(856)
Consumer notes	(5)	4	—	(5)	—	(6)	4

Supplemental Liability Information
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable) [7]	$(552)	$(241)	$—	$(13)	$—	$(806)	$(241)

[1]
The Company classifies the gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these columns are reported in net realized capital gains (losses) except for $3, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]
Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs for individual securities within the respective categories.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following include disclosures for other financial instruments not carried at fair value and not included in the above fair value discussion.
The carrying amounts and fair values of the Company’s financial instruments not carried at fair value as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,209	$2,418	$2,208	$2,435
Mortgage loans	6,328	5,116	6,469	5,654

Liabilities
Other policyholder funds and benefits payable [1]	$13,121	$13,312	$14,839	$14,576
Commercial paper [2]	—	—	374	374
Long-term debt [3]	5,768	6,063	5,755	4,539
Consumer notes [4]	1,188	1,268	1,205	1,188

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in short-term debt in the consolidated balance sheets. As of September 30, 2009, the Company has no commercial paper outstanding.

[3]
Excludes capital lease obligations of $67 and $68 as of September 30, 2009 and December 31, 2008, respectively, and includes current maturities of long-term debt of $275 and $0 as of September 30, 2009 and December 31, 2008, respectively.

[4]	Excludes amounts carried at fair value and included in disclosures above.
As of September 30, 2009, included in other liabilities in the Condensed Consolidated Balance Sheets are carrying amounts of $334 and $119 for deposits and Federal Home Loan Bank advances, respectively, related to Federal Trust Corporation. These carrying amounts approximate fair value.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2008.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.
•
Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.
•	Carrying amounts approximate fair value for commercial paper. As of September 30, 2009, the Company has no outstanding commercial paper.
•	Fair value for long-term debt is based primarily on market quotations from independent third party pricing services.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2009					December 31, 2008
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value
ABS	$3,130	$48	$(638)	$2,540	$(53)	$3,431	$6	$(971)	$2,466
CDOs	4,283	30	(1,495)	2,818	(164)	4,655	2	(2,045)	2,612
CMBS	11,692	149	(2,839)	9,002	9	12,973	43	(4,703)	8,313
Corporate	34,224	1,597	(1,810)	34,011	(21)	31,059	623	(4,501)	27,181
Foreign govt./govt. agencies	1,021	63	(13)	1,071	2	2,786	100	(65)	2,821
RMBS	5,807	118	(1,104)	4,821	(135)	6,045	96	(1,033)	5,108
States, municipalities and political subdivisions	11,595	488	(268)	11,815	(1)	11,406	202	(953)	10,655
U.S. Treasuries	2,677	37	(151)	2,563	—	5,883	112	(39)	5,956

Total fixed maturities	74,429	2,530	(8,318)	68,641	(363)	78,238	1,184	(14,310)	65,112
Equity securities	1,403	268	(274)	1,397	—	1,554	203	(299)	1,458

Total AFS securities	$75,832	$2,798	$(8,592)	$70,038	$(363)	$79,792	$1,387	$(14,609)	$66,570

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2009.

The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. Treasuries. As of September 30, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $209 and $2.9 billion, respectively, which was included in fixed maturities in the Condensed Consolidated Balance Sheets. As of September 30, 2009 and December 31, 2008, the Company held collateral associated with the loaned securities in the amount of $213 and $3.0 billion, respectively. The decrease in both the fair value of loaned securities and the associated collateral is attributable to the maturation of the loans in the term lending program throughout 2009.
The following table presents the Company’s fixed maturities by contractual maturity year.

	September 30, 2009
Maturity	Amortized Cost	Fair Value
One year or less	$1,510	$1,546
Over one year through five years	11,465	11,758
Over five years through ten years	13,556	13,653
Over ten years	22,986	22,503

Subtotal	49,517	49,460
Mortgage-backed and asset-backed securities	24,912	19,181

Total fixed maturities	$74,429	$68,641

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment spreads (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Realized Capital Losses
The following table presents the Company’s net realized capital losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2009	2008	2009	2008
Gross gains on sales	$205	$58	$570	$226
Gross losses on sales	(104)	(175)	(1,013)	(445)
Net OTTI losses recognized in earnings	(536)	(3,077)	(1,074)	(3,545)
Japanese fixed annuity contract hedges, net [1]	(7)	36	28	13
Periodic net coupon settlements on credit derivatives/Japan	(7)	(6)	(39)	(21)
Fair value measurement transition impact	—	—	—	(650)
Results of variable annuity hedge program
GMWB derivatives, net	(190)	(133)	1,070	(256)
Macro hedge program	(328)	24	(692)	29

Total results of variable annuity hedge program	(518)	(109)	378	(227)
Other, net [2]	(252)	(176)	(666)	(453)

Net realized capital losses	$(1,219)	$(3,449)	$(1,816)	$(5,102)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]
Consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivatives, foreign currency gains and losses related to the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, valuation allowances, a second quarter 2009 loss of approximately $300 related to contingent obligations associated with the Allianz transaction, and other investment gains and losses.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital losses reported for the three and nine months ended September 30, 2009 related to AFS impairments and net losses on sales were $435 and $1.5 billion, respectively, and were previously reported as unrealized losses in AOCI. Proceeds from sales of AFS securities totaled $6.2 billion and $34.3 billion, respectively, for the three and nine months ended September 30, 2009, and $3.7 billion and $12.4 billion, respectively, for the three and nine months ended September 30, 2008.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of September 30, 2009.

	Three Months Ended	Six Months Ended
	September 30, 2009	September 30, 2009
Balance as of beginning of period	$(1,578)	$(1,320)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(315)	(527)
Securities previously impaired	(180)	(229)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	28	28
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	3
Securities due to an increase in expected cash flows	2	2

Balance as of September 30, 2009	$(2,043)	$(2,043)

[1]
Total additions of $495 and $756 for the three and six months ended September 30, 2009, respectively, are included in the net OTTI losses recognized in earnings of $536 and $1.1 billion, respectively, in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$245	$163	$(82)	$2,019	$1,463	$(556)	$2,264	$1,626	$(638)
CDOs	1,787	1,507	(280)	2,479	1,264	(1,215)	4,266	2,771	(1,495)
CMBS	1,770	1,367	(403)	7,151	4,715	(2,436)	8,921	6,082	(2,839)
Corporate	3,713	3,109	(604)	8,221	7,015	(1,206)	11,934	10,124	(1,810)
Foreign govt./govt. agencies	124	118	(6)	70	63	(7)	194	181	(13)
RMBS	340	265	(75)	2,293	1,264	(1,029)	2,633	1,529	(1,104)
States, municipalities and political subdivisions	278	240	(38)	2,097	1,867	(230)	2,375	2,107	(268)
U.S. Treasuries	1,314	1,163	(151)	—	—	—	1,314	1,163	(151)

Total fixed maturities	9,571	7,932	(1,639)	24,330	17,651	(6,679)	33,901	25,583	(8,318)
Equity securities	737	543	(194)	368	288	(80)	1,105	831	(274)

Total securities in an unrealized loss	$10,308	$8,475	$(1,833)	$24,698	$17,939	$(6,759)	$35,006	$26,414	$(8,592)

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$1,190	$958	$(232)	$2,092	$1,353	$(739)	$3,282	$2,311	$(971)
CDOs	688	440	(248)	3,941	2,144	(1,797)	4,629	2,584	(2,045)
CMBS	5,704	4,250	(1,454)	6,647	3,398	(3,249)	12,351	7,648	(4,703)
Corporate	16,604	14,145	(2,459)	7,028	4,986	(2,042)	23,632	19,131	(4,501)
Foreign govt./govt. agencies	1,263	1,211	(52)	43	30	(13)	1,306	1,241	(65)
RMBS	731	546	(185)	2,607	1,759	(848)	3,338	2,305	(1,033)
States, municipalities and political subdivisions	5,153	4,640	(513)	2,578	2,138	(440)	7,731	6,778	(953)
U.S. Treasuries	4,120	4,083	(37)	66	64	(2)	4,186	4,147	(39)

Total fixed maturities	35,453	30,273	(5,180)	25,002	15,872	(9,130)	60,455	46,145	(14,310)
Equity securities	1,017	796	(221)	277	199	(78)	1,294	995	(299)

Total securities in an unrealized loss	$36,470	$31,069	$(5,401)	$25,279	$16,071	$(9,208)	$61,749	$47,140	$(14,609)

As of September 30, 2009, AFS securities in an unrealized loss position, comprised of 3,423 securities, primarily related to CMBS, corporate securities primarily within the financial services sector, CDOs and RMBS which have experienced significant price deterioration. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans
The following table presents the Company’s mortgage loans by type.

	September 30, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$632	$(1)	$631	$646	$(11)	$635
Commercial	5,661	(175)	5,486	5,849	(15)	5,834
Residential [2]	211	—	211	—	—	—

Total mortgage loans	$6,504	$(176)	$6,328	$6,495	$(26)	$6,469

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
Represents residential mortgage loans held at Federal Trust Corporation, a company The Harford acquired in June 2009. For further information on Federal Trust Corporation, see Note 16 of the Notes to the Condensed Consolidated Financial Statements.

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
The following table presents the activity within the Company’s valuation allowance for mortgage loans for the nine months ended September 30, 2009.

Valuation Allowance
Balance at December 31, 2008	$(26)
Additions	(198)
Deductions	48

Balance at September 30, 2009	$(176)

The following tables present the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$147	2.3%	$162	2.5%
Middle Atlantic	744	11.8%	825	12.8%
Mountain	163	2.6%	223	3.4%
New England	468	7.4%	487	7.5%
Pacific	1,482	23.4%	1,495	23.1%
South Atlantic [1]	1,293	20.4%	1,102	17.0%
West North Central	62	1.0%	64	1.0%
West South Central	331	5.2%	333	5.2%
Other [2]	1,638	25.9%	1,778	27.5%

Total mortgage loans	$6,328	100.0%	$6,469	100.0%

[1]	Includes mortgage loans held at Federal Trust Corporation as of September 30, 2009.

[2]	Primarily represents multi-regional properties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	September 30, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Agricultural	$631	10.0%	$635	9.8%
Industrial	1,070	16.9%	1,118	17.3%
Lodging	477	7.6%	483	7.5%
Multifamily	949	15.0%	1,131	17.5%
Office	1,798	28.4%	1,885	29.1%
Residential	211	3.3%	—	—
Retail	812	12.8%	858	13.3%
Other	380	6.0%	359	5.5%

Total mortgage loans	$6,328	100.0%	$6,469	100.0%

Variable Interest Entities
The Company is involved with VIEs primarily as a collateral manager and as an investor through normal investment activities. The Company’s involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor. The Company also has involvement with VIEs as a means of accessing capital.
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has concluded that it is the primary beneficiary and therefore are consolidated in the Company’s Condensed Consolidated Financial Statements.

	September 30, 2009			December 31, 2008
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss
CLOs	$238	$28	$213	$339	$69	$257
Limited partnerships	32	2	30	151	43	108
Other investments	111	21	87	249	59	221

Total	$381	$51	$330	$739	$171	$586

[1]
Creditors have no recourse against the Company in the event of default by the VIE. Includes noncontrolling interest in limited partnerships and other investments of $13 and $82 as of September 30, 2009 and December 31, 2008, respectively, that is reported as a separate component of equity in the Company’s Condensed Consolidated Balance Sheets.

[2]
The Company’s maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets at cost net of liabilities. The Company has no implied or unfunded commitments to these VIEs.

During the three months ended September 30, 2009, the Company foreclosed on a mortgage loan investment and assumed a controlling interest in the associated real estate VIE which has the obligation to absorb losses or receive benefits from significant activity, including management and sale of the real estate. Therefore, the Company concluded that it is the primary beneficiary and, accordingly, consolidated the transaction in other investments. Additionally, during the nine months ended September 30, 2009, the Company partially liquidated one limited partnership and liquidated one other investment for which the Company had been the primary beneficiary. As a result of the liquidations, the Company is no longer deemed to be the primary beneficiary and accordingly, these VIEs were deconsolidated.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to VIEs for which the Company has a significant involvement with but has concluded that it is not the primary beneficiary and therefore are not consolidated. Each of these investments has been held by the Company for less than three years.

	September 30, 2009			December 31, 2008
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CLOs [1]	$273	$—	$289	$308	$—	$349
CDOs [1]	7	—	10	3	—	15
Other [2]	38	36	5	42	40	5

Total [3]	$318	$36	$304	$353	$40	$369

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CLOs/CDOs at cost.

[2]
Maximum exposure to loss represents issuance costs that were incurred to establish the contingent capital facility. For further information on the contingent capital facility, see the Variable Interest Entities section of Note 5 in The Hartford’s 2008 Form 10-K Annual Report.

[3]	The Company has no implied or unfunded commitments to these VIEs.
Derivative instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
The Company designates each derivative instrument as either a cash flow hedging instrument (“cash flow hedge”), a fair value hedging instrument (“fair value hedge”), or not qualified as a hedging instrument (“non-qualifying strategies”).
Cash flow hedges
Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.
The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities or the anticipated future cash flows of floating-rate fixed maturity securities due to changes in interest rates. These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.
Fair value hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to fluctuations in interest rates.
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign denominated fixed rate liabilities due to changes in foreign currency rates by swapping the fixed foreign payments to floating rate U.S. dollar denominated payments.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2009 and December 31, 2008, the notional amount of interest rate swaps in offsetting relationships was $7.3 billion and $6.8 billion, respectively.
Foreign currency swap and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures to U.S. dollars in certain of its foreign denominated fixed maturity investments. The Company also enters into foreign currency forward contracts that convert Euros to Yen in order to economically hedge the foreign currency risk associated with certain assumed Japanese variable annuity products.
Japan 3Win related foreign currency swaps
During the first quarter of 2009, the Company entered into foreign currency swaps to hedge the foreign currency exposure related to the Japan 3Win product guaranteed minimum income benefit (“GMIB”) fixed liability payments.
Japanese fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and Yen interest rate exposures associated with the Yen denominated individual fixed annuity product.
Credit derivatives that purchase credit protection
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. These contracts require the Company to pay a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract.
Credit derivatives that assume credit risk
Credit default swaps are used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk due to embedded derivatives associated with credit linked notes.
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
Warrants
During the fourth quarter of 2008, the Company issued warrants to purchase the Company’s Series C Non-Voting Contingent Convertible Preferred Stock, which were required to be accounted for as a derivative liability at December 31, 2008. See Note 21 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report for a discussion of Allianz SE’s investment in The Hartford. As of March 31, 2009, the warrants were no longer required to be accounted for as derivatives and were reclassified to equity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider in the U.S. and formerly in the U.K. and Japan. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB balance.
GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure to the income volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index. As of September 30, 2009, the notional amount related to the GMWB hedging instruments is $15.9 billion and consists of $10.9 billion of customized swaps, $1.4 billion of interest rate swaps and futures, and $3.6 billion of equity swaps, options, and futures.
Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge the statutory reserve impact of equity risk and foreign currency risk arising primarily from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations against a decline in the equity markets or changes in foreign currency exchange rates. As of September 30, 2009, the notional amount related to the macro hedge program is $18.1 billion and consists of $15.6 billion of equity options, $2.1 billion of currency options, and $0.4 billion of equity futures. The $2.1 billion of currency options include $1.1 billion of short put option contracts, therefore resulting in a net notional amount for the macro hedge program of approximately $17.0 billion.
GMAB product derivatives
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Derivative Balance Sheet Classification
Derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value. The Company offsets the fair value amounts, income accruals, and cash collateral held, related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement. The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2009	2008	2009	2008	2009	2008	2009	2008
Cash flow hedges
Interest rate swaps	$11,186	$9,030	$277	$640	$365	$643	$(88)	$(3)
Foreign currency swaps	570	1,210	(3)	(7)	56	154	(59)	(161)

Total cash flow hedges	11,756	10,240	274	633	421	797	(147)	(164)

Fair value hedges
Interest rate swaps	1,667	2,138	(41)	(86)	15	41	(56)	(127)
Foreign currency swaps	696	696	(9)	(57)	53	47	(62)	(104)

Total fair value hedges	2,363	2,834	(50)	(143)	68	88	(118)	(231)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	8,481	8,156	(91)	(97)	452	931	(543)	(1,028)
Foreign exchange contracts
Foreign currency swaps and forwards	1,433	1,372	(23)	56	11	68	(34)	(12)
Japan 3Win related foreign currency swaps	2,740	—	15	—	36	—	(21)	—
Japanese fixed annuity hedging instruments	2,270	2,334	396	383	396	383	—	—
Credit contracts
Credit derivatives that purchase credit protection	3,201	3,668	(46)	340	64	361	(110)	(21)
Credit derivatives that assume credit risk [1]	1,162	1,199	(278)	(403)	—	—	(278)	(403)
Credit derivatives in offsetting positions	5,144	2,626	(53)	(11)	185	125	(238)	(136)
Equity contracts
Equity index swaps, options, and futures	225	256	(16)	(16)	3	3	(19)	(19)
Warrants [1]	—	869	—	(163)	—	—	—	(163)
Variable annuity hedge program
GMWB product derivatives [1]	47,899	48,767	(2,995)	(6,620)	—	—	(2,995)	(6,620)
GMWB reinsurance contracts	10,593	11,437	538	1,302	538	1,302	—	—
GMWB hedging instruments	15,870	18,620	384	2,664	584	2,697	(200)	(33)
Macro hedge program	18,118	2,188	322	137	513	137	(191)	—
Other
GMAB product derivatives [1]	238	206	3	—	3	—	—	—
Contingent capital facility put option	500	500	37	42	37	42	—	—

Total non-qualifying strategies	117,874	102,198	(1,807)	(2,386)	2,822	6,049	(4,629)	(8,435)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$131,993	$115,272	$(1,583)	$(1,896)	$3,311	$6,934	$(4,894)	$(8,830)

Balance Sheet Location
Fixed maturities, available-for-sale	$269	$304	$(8)	$(3)	$—	$—	$(8)	$(3)
Other investments	47,379	18,667	1,462	1,576	2,192	2,172	(730)	(596)
Other liabilities	25,493	35,763	(570)	1,862	578	3,460	(1,148)	(1,598)
Consumer notes	64	70	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	10,593	11,437	538	1,302	538	1,302	—	—
Other policyholder funds and benefits payable	48,195	49,031	(3,000)	(6,628)	3	—	(3,003)	(6,628)

Total Derivatives	$131,993	$115,272	$(1,583)	$(1,896)	$3,311	$6,934	$(4,894)	$(8,830)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The notional amount of derivatives increased since December 31, 2008, primarily related to derivatives associated with the macro hedge program, while GMWB related derivatives decreased, as a result of the Company rebalancing its risk management strategy to place a greater relative emphasis on the protection of statutory surplus. Approximately $1.1 billion of the $15.9 billion increase in the macro hedge notional amount represents short put option contracts therefore resulting in a net increase in notional of approximately $14.8 billion.
Change in Fair Value
The increase in the total fair value of derivative instruments since December 31, 2008, was primarily related to a net increase in fair value of all GMWB related derivatives, partially offset by a decline in fair value of interest rate derivatives and credit derivatives.
•
The net improvement in the fair value of all GMWB related derivatives is primarily due to lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Additional improvements in GMWB product derivatives beyond market impacts include the relative outperformance of the underlying actively managed funds as compared to their respective indices, liability model assumption updates, and changes in credit standing. For more information on the policyholder behavior and liability model assumption updates, refer to Note 4.

•	The fair value of interest rate derivatives used in cash flow hedge relationships declined due to rising long-term interest rates.
•
The fair value related to credit derivatives that economically hedge fixed maturity securities decreased as a result of credit spreads tightening. This decline was partially offset by an increase in the fair value related to credit derivatives that assume credit risk as a part of replication transactions.

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash-flow hedges:

Derivatives in Cash Flow Hedging Relationships
					Net Realized Capital Gains (Losses)
	Gain (Loss) Recognized in OCI				Recognized in Income
	on Derivative (Effective Portion)				on Derivative (Ineffective Portion)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate swaps	$156	$99	$(310)	$77	$—	$—	$(2)	$4
Foreign currency swaps	(23)	129	(160)	95	17	—	56	(1)

Total	$133	$228	$(470)	$172	$17	$—	$54	$3

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI
		into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
Interest rate swaps	Net realized capital gains	$—	$—	$11	$—
Interest rate swaps	Net investment income (loss)	13	(5)	33	(18)
Foreign currency swaps	Net realized capital losses	(31)	(19)	(102)	(82)
Foreign currency swaps	Net investment income	1	—	2	—

Total		$(17)	$(24)	$(56)	$(100)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
As of September 30, 2009, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $45. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is four years.
For the three months ended September 30, 2009 and 2008, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the nine months ended September 30, 2009 and 2008, the Company had $1 and $(4), respectively, before-tax, of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of all fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
		Hedged		Hedged		Hedged		Hedged
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(15)	$15	$(13)	$12	$51	$(47)	$(12)	$9
Benefits, losses and loss adjustment expenses	9	(9)	(11)	12	(33)	35	(12)	15
Foreign currency swaps
Net realized capital gains (losses)	(1)	1	(74)	74	46	(46)	(50)	50
Benefits, losses and loss adjustment expenses	2	(2)	25	(25)	2	(2)	5	(5)

Total	$(5)	$5	$(73)	$73	$66	$(60)	$(69)	$69

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$3	$(8)	$23	$14
Foreign exchange contracts
Foreign currency swaps and forwards	(23)	48	(64)	20
Japan 3Win related foreign currency swaps [1]	128	—	18	—
Japanese fixed annuity hedging instruments [2]	178	28	60	69
Credit contracts
Credit derivatives that purchase credit protection	(103)	15	(493)	104
Credit derivatives that assume credit risk	51	(163)	128	(535)
Equity contracts
Equity index swaps, options, and futures	3	1	(2)	1
Warrants	—	—	70	—
Variable annuity hedge program
GMWB product derivatives	391	(714)	3,736	(1,620)
GMWB reinsurance contracts	(103)	106	(788)	218
GMWB hedging instruments	(478)	475	(1,878)	520
Macro hedge program	(328)	24	(692)	29
Other
GMAB product derivatives	1	4	5	(19)
Contingent capital facility put option	(1)	(1)	(6)	(4)

Total	$(281)	$(185)	$117	$(1,203)

[1]
The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $(150) for the three months ended September 30, 2009 and $(10) for the nine months ended September 30, 2009.

[2]
The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $(176) and $0 for the three months ended September 30, 2009 and 2008, respectively, and $(25) and $(82) for the nine months ended September 30, 2009 and 2008, respectively.

The net realized capital loss for the three months ended and the net realized capital gain for the nine months ended September 30, 2009, related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The net loss on all GMWB related derivatives for the three months ended September 30, 2009, was primarily due to a general decrease in long-term interest rates, higher implied market volatility, and rising equity markets. Additional losses in the GMWB product derivatives beyond market impacts include liability model assumption updates and changes in credit standing, partially offset by gains due to the relative outperformance of the underlying actively managed funds as compared to their respective indices. The net gain for the nine months ended September 30, 2009, was primarily due to lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Additional gains on GMWB product derivatives beyond market impacts include the relative outperformance of the underlying actively managed funds as compared to their respective indices, liability model assumption updates, and changes in credit standing. For more information on the policyholder behavior and liability model assumption updates, refer to Note 4.

•	The net loss on the macro hedge program was primarily the result of an increase in the equity markets and the impact of trading activity.
•	The net gain on the Japanese fixed annuity and Japan 3Win hedging instruments for the three months ended September 30, 2009, was primarily due to weakening of the U.S. dollar against the Japanese Yen.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2008, the net realized capital loss related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The net losses on GMWB related derivatives were primarily related to liability model assumption updates for mortality in the first quarter and market-based hedge ineffectiveness in the third quarter due to extremely volatile capital markets.

•	The losses on credit derivatives that assume credit risk and the gains on credit derivatives that purchase credit protection were a result of credit spreads widening.
•	The gains on the Japanese fixed annuity hedging instruments for nine months ended September 30, 2008, were primarily due to the Japanese yen strengthening against the U.S. dollar.
For the three and nine months ended September 30, 2008, the Company has incurred losses of $(46) on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2009 and December 31, 2008.

As of September 30, 2009
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$698	$10	5 years	Corporate Credit/ Foreign Gov.	A+	$673	$(46)
Below investment grade risk exposure	156	(8)	4 years	Corporate Credit	B+	81	(12)
Basket credit default swaps [4]
Investment grade risk exposure	1,393	14	4 years	Corporate Credit	BBB+	1,268	(17)
Investment grade risk exposure	525	(139)	7 years	CMBS Credit	A-	525	139
Below investment grade risk exposure	875	(265)	5 years	Corporate Credit	BBB	25	1
Credit linked notes
Investment grade risk exposure	87	79	2 years	Corporate Credit	BBB+	—	—

Total	$3,734	$(309)				$2,572	$65

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

[4]
Includes $2.5 billion and $1.9 billion as of September 30, 2009 and December 31, 2008, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $325 as of September 30, 2009 and December 31, 2008, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits by Life and Property & Casualty were as follows:
Life
Unlock Results
During the second quarter of 2009, the Company revised its estimation of future gross profits using a “Reversion to Mean” (“RTM”) estimation technique to estimate future separate account returns. RTM is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model will be adjusted to reflect actual account values at the end of each quarter and through a consideration of recent returns, we will adjust future projected returns over a five year period so that the account value returns to the long-term expected rate of return, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a “DAC Unlock”, described below, each quarter. However, benefits and assessments used in the determination of death benefits and other insurance benefit reserves, on variable annuity and universal life contracts which are in addition to the account value liability representing the policyholders’ funds, will be derived from a set of stochastic scenarios that have been calibrated to our RTM separate account returns. Refer to Note 7 for further information on death benefits and other insurance benefit reserves. In addition, at a minimum, annually during third quarter, the Company completes non-market related assumptions studies and incorporates the results of those studies into its projection of future gross profits.
The policy related in-force or account values at September 30, 2009 were used to project future gross profits using the RTM separate account return estimate. During the third quarter of 2009, the Company recorded an Unlock benefit of $63. This Unlock benefit included the effect of strong equity market returns generating an Unlock benefit of $228, offset by changes in non-market related assumptions generating an Unlock charge of $165. The Unlock benefit resulting from equity market growth was less than that recorded in the second quarter of 2009 despite comparable returns of the S&P 500. This decline was primarily due to actual Company separate account returns earning less than in the second quarter and, as equity markets rise, a slower decline in expected death benefits as policyholders become less “in-the-money”. Unlock charges from non-market assumption changes were primarily driven by the Company’s estimate of higher assumed macro hedge program costs in 2010. Other significant assumption changes included decreases in mortality, increases in credit loss estimates and declines in net investment spread. The Company is continually evaluating various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. The following table displays the components, by segment, of the Company’s third quarter Unlock.

			Death and
			Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (Charge) Benefit	DAC	Reserves	Reserves [1]	Assets	Total
Retail	$14	$(13)	$77	$(9)	$69
Retirement Plans	(1)	—	1	—	—
Individual Life	(27)	7	(4)	—	(24)
Institutional	(1)	—	—	—	(1)
International	3	—	17	(2)	18
Corporate	1	—	—	—	1

Total	$(11)	$(6)	$91	$(11)	$63

[1]
As a result of the Unlock, reserves, in Retail, decreased $223, pre-tax, offset by a decrease of $105, pre-tax, in reinsurance recoverables. In International, reserves decreased $21, pre-tax, and increased $1, pre-tax, in reinsurance recoverables.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
The after-tax impact on the Company’s assets and liabilities as a result of our Unlocks for the nine months ended September 30, 2009 was:

			Death and
			Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (Charge) Benefit	DAC	Reserves	Reserves [1]	Assets	Total [2]
Retail	$(489)	$18	$(153)	$(39)	$(663)
Retirement Plans	(54)	—	(1)	(1)	(56)
Individual Life	(91)	47	(4)	—	(48)
Institutional	(1)	—	—	—	(1)
International [3]	(96)	6	(199)	(11)	(300)
Corporate	(3)	—	—	—	(3)

Total	$(734)	$71	$(357)	$(51)	$(1,071)

[1]
As a result of the Unlock, reserves, in Retail, increased $518, pre-tax, offset by an increase of $281, pre-tax, in reinsurance recoverables. In International, reserves increased $339, pre-tax, offset by an increase of $30, pre-tax, in reinsurance recoverables.

[2]
The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return while the opposite was true for the second and third quarters of 2009.

[3]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter 2008 was as follows:

			Death and
			Other
		Unearned	Insurance	Sales
Segment		Revenue	Benefit	Inducement
After-tax (charge) benefit	DAC	Reserves	Reserves [1]	Assets	Total
Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)
International	(23)	(1)	(90)	(2)	(116)
Corporate	9	—	—	—	9

Total	$(740)	$5	$(168)	$(29)	$(932)

[1]
As a result of the Unlock, death benefit reserves, in Retail, increased $389, pre-tax, offset by an increase of $273, pre-tax, in reinsurance recoverables. In International, death benefit reserves increased $164, pre-tax, offset by an increase of $25, pre-tax, in reinsurance recoverables.

Changes in Life’s deferred policy acquisition costs and present value of future profits were as follows:

	2009	2008
Balance, January 1	$11,988	$10,514
Deferred costs	604	1,238
Amortization — Deferred policy acquisition costs and present value of future profits [1]	(975)	(481)
Amortization — Unlock, pre-tax	(1,089)	(1,153)
Adjustments to unrealized gains and losses on securities, available-for-sale and other [2]	(692)	820
Effect of currency translation adjustment	27	74
Effect of new accounting guidance for investments other-than-temporarily impaired [3]	(78)	—

Balance, September 30	$9,785	$11,012

[1]
The increase in amortization from the prior year period is due to lower actual gross profits in 2008 resulting from increased realized capital losses primarily from the adoption of new accounting guidance for fair value at the beginning of the first quarter of 2008.

[2]	The adjustment reflects the effect of credit spreads tightening, resulting in unrealized gains on securities in 2009.

[3]
The effect of adopting new accounting guidance for investments other-than-temporarily impaired resulted in an increase to retained earnings and as a result a DAC charge of $78. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of new accounting guidance for investments other-than-temporarily impaired.

Property & Casualty	2009	2008
Balance, January 1	$1,260	$1,228
Deferred costs	1,551	1,599
Amortization — Deferred policy acquisition costs	(1,556)	(1,567)

Balance, September 30	$1,255	$1,260

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate account assets and liabilities. Separate account assets are reported at fair value. Separate account liabilities are set equal to separate account assets. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the Condensed Consolidated Statements of Operations. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. For the three and nine months ended September 30, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to the separate account.
Many of the variable annuity and universal life (“UL”) contracts issued by the Company offer death benefits and other insurance benefit features including GMDB, GMIB, and UL secondary guarantee benefits. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. GMDBs and GMIBs are offered in various forms as described in further detail throughout this Note 7. These death benefits and other insurance benefit features, on variable annuity and universal life contracts, require an additional liability be held above the account value liability representing the policyholders’ funds. The Company reinsures a portion of the GMDBs and UL secondary guarantees associated with its in-force block of business. Changes in the gross U.S. GMDB, Japan GMDB/GMIB, and UL secondary guarantee benefits sold with variable annuity and UL products are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2009	$870	$229	$40
Incurred	243	62	21
Paid	(387)	(89)	—
Unlock	519	327	5
Currency translation adjustment	—	62	—

Liability balance as of September 30, 2009	$1,245	$591	$66

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $802 as of September 30, 2009. The reinsurance recoverable asset related to the Japan GMDB was $42 as of September 30, 2009. The reinsurance recoverable asset related to the UL secondary guarantees was $20 as of September 30, 2009.

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

The net death benefits and other insurance benefit reserves are established by estimating the expected value of net reinsurance costs and death benefits and other insurance benefits in excess of the projected account balance. The additional death benefits and other insurance benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The death benefits and other insurance benefit reserves are recorded in reserve for future policy benefits in the Company’s Condensed Consolidated Balance Sheets. Changes in the death benefits and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Condensed Consolidated Statements of Operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2009:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [9]	at Risk [9]	Annuitant
MAV only	$27,380	$9,565	$2,929	66
With 5% rollup [2]	1,991	802	306	66
With Earnings Protection Benefit Rider (“EPB”) [3]	5,880	1,490	159	63
With 5% rollup & EPB	784	257	51	66

Total MAV	36,035	12,114	3,445
Asset Protection Benefit (“APB”) [4]	28,303	6,480	4,158	64
Lifetime Income Benefit (“LIB”) [5]	1,299	260	260	62
Reset [6] (5-7 years)	3,715	604	604	67
Return of Premium [7]/Other	20,724	1,898	1,751	64

Subtotal U.S. GMDB [10]	90,076	$21,356	$10,218	65
Less: General Account Value Subject to U.S. GMDB	6,858

Subtotal Separate Account Liabilities Subject to U.S. GMDB	83,218
Separate Account Liabilities Not Subject to U.S. GMDB	72,740

Total Separate Account Liabilities	155,958

Japan Guaranteed Minimum Death and Living Benefit [8]	$31,698	$6,995	$5,804	67

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

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

[8]
Death benefits include a Return of Premium and MAV (before age 80) paid in a single lump sum. The income benefit is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. An accumulation benefit is a guarantee to return initial investment, along with a premium based on an agreed-upon interest rate, paid through a fixed annuity or lump sum, after a deferral period of 10 years. A withdrawal benefit allows for an agreed-upon percentage of the investment to be withdrawn each period until the investment value is reached. Guaranteed income, accumulation and withdrawal benefits are considered a living benefit. The guaranteed remaining balance related to the Japan GMIB was $30.0 billion and $30.6 billion as of September 30, 2009 and December 31, 2008, respectively. The guaranteed remaining balance related to the Japan GMAB and GMWB was $680.3 and $567.1 as of September 30, 2009 and December 31, 2008. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of September 30, 2009	As of December 31, 2008
Equity securities (including mutual funds)	$73,808	$63,114
Cash and cash equivalents	9,410	10,174

Total	$83,218	$73,288

As of September 30, 2009 and December 31, 2008, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities.
See Note 4 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
8. Sales Inducements
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Consistent with the Company’s Unlocks in the nine months ended September 30, 2009, the Company unlocked the amortization of the sales inducement asset. See Note 6 for more information concerning the Unlocks.
Changes in deferred sales inducement activity were as follows for the nine months ended September 30:

	2009	2008
Balance, January 1	$553	$467
Sales inducements deferred	48	128
Amortization	(94)	13
Amortization — Unlock	(73)	(43)

Balance, September 30	$434	$565

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and several of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.
The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions, and the plaintiffs appealed. In November 2008, the United States Court of Appeals for the Second Circuit vacated the decision and remanded the case to the district court. In May 2009, the parties reached an agreement in principle to settle the consolidated securities actions for an immaterial amount. A stipulation of settlement was executed and preliminarily approved by the district court in September 2009. The settlement is subject to final approval of the court. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005. In July 2009, the parties reached an agreement in principle to settle the consolidated derivative actions for an immaterial amount, subject to the execution of a written settlement agreement and approval of the court.
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The trial court denied defendants’ motion to dismiss the complaint in July 2008. The Company disputes the allegations and intends to defend this action vigorously.
Investment and Savings Plan ERISA Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (“the Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. The Company has moved to dismiss the consolidated amended complaint.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2009, is $780. Of this $780, the insurance operating entities have posted collateral of $737 in the normal course of business. Based on derivative market values as of September 30, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $41 to be posted as collateral. Based on derivative market values as of September 30, 2009, a downgrade by either Moody’s or S&P of two levels below the insurance operating entities’ current financial strength ratings could require approximately an additional $63 (which includes the $41 described above) of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended September 30, 2009 and 2008 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$27	$30	$2	$2
Interest cost	61	57	6	5
Expected return on plan assets	(69)	(69)	(4)	(3)
Amortization of prior service credit	(2)	(2)	—	—
Amortization of actuarial loss	19	15	—	—

Net periodic benefit cost	$36	$31	$4	$4

Total net periodic benefit cost for the nine months ended September 30, 2009 and 2008 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$79	$90	$5	$5
Interest cost	182	171	18	17
Expected return on plan assets	(206)	(207)	(9)	(9)
Amortization of prior service credit	(7)	(7)	(1)	(1)
Amortization of actuarial loss	56	44	—	—

Net periodic benefit cost	$104	$91	$13	$12

Employer Contributions
In August 2009, the Company, at its discretion, made a $120 contribution to the U.S. qualified defined benefit pension plan (the “Plan”). For 2009, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial.
11. Stock Compensation Plans
The Company has two primary stock-based compensation plans, The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2008 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues shares from treasury in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $32 and $11 for the three months ended September 30, 2009 and 2008, respectively. The compensation expense recognized for the stock-based compensation plans was $54 and $49 for the nine months ended September 30, 2009 and 2008, respectively. The income tax benefit recognized for stock-based compensation plans was $8 and $3 for the three months ended September 30, 2009 and 2008, respectively. The income tax benefit recognized for stock-based compensation plans was $14 and $15 for the nine months ended September 30, 2009 and 2008, respectively. The Company did not capitalize any cost of stock-based compensation. As of September 30, 2009, the total compensation cost related to non-vested awards not yet recognized was $123, which is expected to be recognized over a weighted average period of 2.3 years.
Effective July 31, 2009, the Compensation and Personnel Committee of the Board authorized The Hartford Deferred Stock Unit Plan (“Deferred Stock Unit Plan”), and, on October 22, 2009, it was amended. The Deferred Stock Unit Plan provides for contractual rights to receive cash payments based on the value of a specified number of shares of stock. The Deferred Stock Unit Plan provides for two award types, Deferred Units and Restricted Units. Deferred Units are earned ratably over a year, based on the number of regular pay periods occurring during such year. Deferred Units are credited to the participants account on a quarterly basis based on the market price of the Company’s common stock on the date of grant and are fully vested at all times. Deferred Units credited to employees prior to January 1, 2010 (other than senior executive officers hired on or after October 1, 2009) are not paid until after two years from their grant date. Deferred Units credited on or after January 1, 2010 (and any credited to senior executive officers hired on or after October 1, 2009) are paid in three equal installments after the first, second and third anniversaries of their grant date. Restricted Units are intended to be incentive compensation and unlike Deferred Units, vest over time, generally three years, and are subject to forfeiture. The Deferred Stock Unit Plan is structured consistent with the limitations and restrictions on employee compensation arrangements imposed by the Emergency Economic Stabilization Act of 2008 and the TARP Standards for Compensation and Corporate Governance Interim Final Rule issued by the U.S. Department of Treasury on June 10, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Debt
Commercial Paper
The Federal Reserve Board authorized the Commercial Paper Funding Facility (“CPFF”) on October 7, 2008 under Section 13(3) of the Federal Reserve Act to provide a liquidity backstop to U.S. issuers of commercial paper. As a result of ratings downgrades in the first quarter of 2009, the Company was required to pay the commercial paper issued under the CPFF program from existing sources of liquidity. As of April 30, 2009, the Company has repaid commercial paper of $375, representing the full amount issued under the CPFF, at their maturity dates. As of September 30, 2009, the Company has no outstanding commercial paper.
13. Equity
Stockholders’ Equity
Conversion of outstanding preferred to common stock
On January 9, 2009, Allianz SE converted its 6,048,387 shares of Series D Preferred Stock into 24,193,548 shares of common stock.
Conversion of preferred stock underlying Allianz warrants to common stock
On March 26, 2009, the Company’s shareholders approved the conversion of the Series C Preferred Stock underlying certain warrants issued to Allianz in October 2008 into 34,308,872 shares of The Hartford’s common stock. As a result of this shareholder approval, the Company is not obligated to pay Allianz any cash payment related to these warrants and therefore these warrants no longer provide for any form of net cash settlement outside the Company’s control. As such, the warrants to purchase the Series C Preferred Stock were reclassified from other liabilities to equity at their fair value. As of March 26, 2009, the fair value of these warrants was $93. For the nine months ended September 30, 2009, the Company recognized a gain of $70, representing the change in fair value of the warrants through March 26, 2009.
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
The individual fair values were then used to record the Preferred Stock and associated warrants on a relative fair value basis of $2.9 billion and $480, respectively. The warrants of $480 were recorded to Additional Paid-in Capital as permanent equity. The Preferred Stock amount was recorded at the liquidation value of $1,000 per share or $3.4 billion, net of discount of $480. The discount is being amortized over a five-year period from the date of issuance, using the effective yield method and is recorded as a direct reduction to retained earnings and deducted from income available to common stockholders in the calculation of earnings per share. The amortization of discount totaled $20 for the nine months ended September 30, 2009.

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
The issuance of warrants to Treasury triggered the contingency payment in the Investment Agreement related to additional investors. Upon receipt of preliminary approval to participate in the CPP, The Hartford reinitiated negotiations with Allianz to modify the form of the $300 contingency payment. The settlement of the contingency payment was renegotiated to allow Allianz a one-time extension of the exercise period of its outstanding warrants and $200 in cash paid on October 15, 2009. The Hartford recorded a liability for the cash payment and an adjustment to additional paid-in capital for the warrant modification resulting in a net realized capital loss of approximately $300.
Discretionary equity issuance program
On June 12, 2009, the Company announced that it had commenced a discretionary equity issuance program, and in accordance with that program entered into an equity distribution agreement pursuant to which it will offer up to 60 million shares of its common stock from time to time for aggregate sales proceeds of up to $750.
On August 5, 2009, the Company increased the aggregate sales proceeds from $750 to $900.
On August 6, 2009, the Company announced the completion of the discretionary equity issuance program. The Hartford issued 56.1 million shares of common stock and received net proceeds of $887 under this program.
Additionally, this program triggered an anti-dilution provision in The Hartford’s investment agreement with Allianz, which resulted in the adjustment to the warrant exercise price to $25.25 from $25.32 and to the number of shares that may be purchased to 69,314,987 from 69,115,324.
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary, see Note 5 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest due to seed money investments. The Company records noncontrolling interest as a component of equity. The noncontrolling interest within these entities is likely to change, as these entities represent investment vehicles whereby investors may frequently redeem or contribute to these investments. As such, the change in noncontrolling ownership interest represented in the Company’s Condensed Consolidated Statements of Changes in Equity will primarily represent redemptions and additional subscriptions within these investment vehicles.
The following table represents the change in noncontrolling ownership interest recorded in the Company’s Condensed Consolidated Statements of Changes in Equity for the VIEs and mutual fund seed investments for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
Redemptions of The Hartford’s interest in VIEs and mutual fund seed investments resulting in deconsolidation [1]	$(42)	$(13)
Net (redemptions) and subscriptions from noncontrolling interests	(19)	73

Total change in noncontrolling interest ownership	$(61)	$60

[1]
The redemptions of The Hartford’s interest in VIEs and mutual fund seed investments for the nine months ended September 30, 2009 and 2008 resulted in a loss of $6 and gain of $1, respectively which were recognized in realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Goodwill
The carrying amount of goodwill allocated to reporting segments as of September 30, 2009 and December 31, 2008 is shown below.

	September 30,	December 31,
	2009	2008
Life
Retail	$159	$159
Individual Life	224	224
Retirement Plans	87	79

Total Life	470	462
Property & Casualty
Personal Lines	119	119
Specialty Commercial	30	30

Total Property & Casualty	149	149
Corporate	585	449

Total Goodwill	$1,204	$1,060

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Sale of First State Management Group
On March 31, 2009, the Company sold First State Management Group, Inc. (“FSMG”), its core excess and surplus lines property business, to Beazley Group PLC (“Beazley”) for $27, resulting in a gain on sale of $18, before-tax, and $12, after-tax. Included in the sale were approximately $4 in net assets of FSMG and the sale price is adjustable subsequent to closing based on the value of the net assets at the closing date. The net assets sold to Beazley did not include invested assets, unearned premium or deferred policy acquisition costs related to the in-force book of business. Rather, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. Under the terms of the purchase and sale agreement, the Company continues to be obligated for all losses and loss adjustment expenses incurred on or before March 31, 2009. The retained net loss and loss adjustment expense reserves totaled $138 as of September 30, 2009.
16. Acquisition of Federal Trust Corporation
On June 24, 2009, the Company acquired 100% of the equity interests in Federal Trust Corporation (“FTC”), a savings and loan holding company, for $10, enabling the Company to participate in the CPP. The acquisition resulted in goodwill of $168. The goodwill generated, which is tax deductible, was due, in part, to the fair value discount on mortgage loans acquired in comparison to their expected cash flows. Mortgage loans acquired were fair valued at $288. Contractual cash flows from the mortgage loans acquired were $450. The Company’s best estimate of contractual cash flows not expected to be collected at the acquisition date was $129. Other assets acquired included $27 of fixed maturity securities, $46 of short-term investments and $3 of cash. Liabilities assumed included other liabilities of $389 in bank deposits and $149 in Federal Home Loan Bank advances and long-term debt of $25. The acquired assets and liabilities have been stated at fair value. The Company contributed $185 to FTC in June 2009 and received $20 in full repayment of amounts lent to FTC in March 2009. In the third quarter of 2009, The Hartford contributed an additional $10 to FTC. Revenue and earnings of FTC are immaterial to the Company’s consolidated financial statements.
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
The following tables summarize the capital thresholds for the minimum and well capitalized designations at September 30, 2009. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. At September 30, 2009, the Bank’s Tier 1 capital ratio was 7.1%. The Bank was designated as a “well capitalized” institution at September 30, 2009.

					To Be Well Capitalized
					Under Prompt
			For Minimum Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
At September 30, 2009	Amount	%	Amount	%	Amount	%
Total capital (to risk-weighted assets)	$35.5	14.7%	$19.4	8%	$24.2	10%
Tier I capital (to risk-weighted assets)	$35.5	14.7%	$9.7	4%	$14.5	6%
Tier I capital (to average adjusted assets)	$35.5	7.1%	$20.0	4%	$24.9	5%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Restructuring, Severance and Other Costs
During the nine months ended September 30, 2009, the Company completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing its ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, the Company announced that it would suspend all new sales in International’s Japan and European operations. The Company has also begun to execute on plans to change the management structure of the organization and fundamentally reorganize the nature and focus of the Company’s operations. These plans will result in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company intends to complete these restructuring activities and execute final payment by December 2010.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through September 30, 2009. Additional lease terminations are expected to be accrued in subsequent quarters, as appropriate. Asset impairment charges have been and will be recorded in subsequent quarters, as appropriate.
The following pre-tax charges were incurred during the three months ended September 30, 2009 in connection with the restructuring initiatives previously announced:

Severance benefits	$7
Asset impairment charges	10
Other contract termination charges	8

Total severance and other costs for the three months ended September 30, 2009	$25

As of September 30, 2009 the liability for other contract termination charges was $8 as there were no payments made during the three months ended September 30, 2009 for these charges. The $25 incurred during the three months ended September 30, 2009 was recorded in other expenses with approximately $18 recorded in the Life Other segment, $6 recorded in the Corporate segment and $1 recorded in the Property & Casualty operation.
The following pre-tax charges were incurred during the nine months ended September 30, 2009 in connection with the restructuring initiatives previously announced:

Severance benefits	$50
Asset impairment charges	47
Other contract termination charges	8

Total severance and other costs for the nine months ended September 30, 2009	$105

It is expected that the total costs associated with restructuring, severance and other costs will be approximately $150 — $160, pre-tax, with the additional costs attributable mainly to the costs to exit various contracts.
18. Subsequent Event
In October 2009, the Company sold its equity securities (17 million shares) in Verisk Analytics, Inc. (“Verisk”) for $360, pre-tax, as part of Verisk’s initial public offering. As a result of the sale, the Company expects to record a net realized capital gain in the fourth quarter of 2009 associated with this transaction of approximately $234, after-tax. The Company expects to reverse unrealized gains recorded in AOCI of $111, after-tax, as a result of the sale.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2009, compared with December 31, 2008, and its results of operations for the three and nine months ended September 30, 2009, compared to the equivalent 2008 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2008 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainties that are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on The Hartford will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors, as well as Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009 and Part I, Item 1A, Risk Factors in The Hartford’s 2008 Form 10-K Annual Report. These important risks and uncertainties include, without limitation, uncertainties related to the depth and duration of the current recession and financial market conditions, which could continue to pressure our capital position and adversely affect the Company’s business and results; the extent of the impact on the Company’s results and prospects of recent downgrades in the Company’s financial strength and credit ratings and the impact of any further downgrades on the Company’s business and results; the success of management’s initiatives to stabilize the Company’s ratings and mitigate and reduce risks associated with various business lines; the additional restrictions, oversight, costs and other potential consequences of the Company’s participation in the Capital Purchase Program under the Emergency Economic Stabilization Act of 2008; changes in financial and capital markets, including changes in interest rates, credit spreads, equity prices and foreign exchange rates; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the amount of statutory capital that the Company has, changes to the statutory reserves and/or risk based capital requirements, and the Company’s ability to hold and protect sufficient statutory capital to maintain financial strength and credit ratings; the possibility of general economic and business conditions that are less favorable than anticipated; the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations; the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities; losses due to nonperformance or defaults by others; the availability of our commercial paper program; the potential for further acceleration of amortization of deferred policy acquisition costs and present value of future profits (collectively referred to as “DAC”); the potential for further impairments of our goodwill; the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims; the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the ability of the Company’s subsidiaries to pay dividends to the Company; the Company’s ability to adequately price its property and casualty policies; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential for difficulties arising from outsourcing relationships; potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividends received deduction; the Company’s ability to protect its intellectual property and defend against claims of infringement; and other factors described in such forward-looking statements.

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
Financial Highlights
For the three months ended September 30, 2009 compared to the three months ended September 30, 2008
•	Consolidated net loss of $220 in 2009 compared to a consolidated net loss of $2.6 billion in 2008
•	Diluted loss per share of $0.79 in 2009 compared to diluted loss per share of $8.74 in 2008
•	Life operations net loss of $323 in 2009 compared to a net loss of $1.8 billion in 2008
•	Property & Casualty operations net income of $190 in 2009 compared to a net loss of $774 in 2008
•	Total revenues, excluding net investment income on equity securities, trading, of $4.6 billion compared to $3.0 billion in 2008
•	Net realized losses were $1.2 billion and $3.4 billion in 2009 and 2008, respectively, which includes other-than-temporary impairments of $536 and $3.1 billion in 2009 and 2008, respectively
•	DAC Unlock, after-tax, impact to earnings was a benefit of $63 in 2009 compared to a charge of $932 in 2008
•	Ongoing operations combined ratio was 93.0 and 101.7 in 2009 and 2008, respectively
For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
•	Consolidated net loss of $1.4 billion in 2009 compared to a consolidated net loss of $1.9 billion in 2008
•	Diluted loss per share of $4.52 in 2009 compared to diluted loss per share of $6.29 in 2008
•	Life operations net loss of $1.4 billion in 2009 compared to a net loss of $1.6 billion in 2008
•	Property & Casualty operations net income of $475 in 2009 compared to a net loss of $199 in 2008
•	Total revenues, excluding net investment income on equity securities, trading, of $15.8 billion compared to $14.5 billion in 2008
•	Net realized losses were $1.8 billion and $5.1 billion in 2009 and 2008, respectively, which include other-than-temporary impairments of $1.1 billion and $3.5 billion in 2009 and 2008, respectively
•	DAC Unlock, after-tax, impact to earnings was a charge of $1.1 billion and $932 in 2009 and 2008, respectively
•	Ongoing operations combined ratio was 92.2 and 95.1 in 2009 and 2008, respectively
As of September 30, 2009 compared to December 31, 2008
•	Total assets as of September 30, 2009 were $316.7 billion compared to total assets of $287.6 billion as of December 31, 2008
•	Life operations total assets under management as of September 30, 2009 were $334.3 billion compared to total assets under management of $298.0 billion as of December 31, 2008
•	Total investments, excluding equity securities, trading, as of September 30, 2009 were $96.0 billion compared to $89.3 billion as of December 31, 2008
•
Total stockholders’ equity as of September 30, 2009 was $17.5 billion, which includes the issuance of $3.4 billion in preferred stock and warrants to the U.S. Treasury in second quarter 2009, compared to $9.3 billion as of December 31, 2008

CRITICAL ACCOUNTING ESTIMATES
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
Life’s DAC intangible asset related to investment contracts and universal life-type contracts (including variable annuities) are amortized in the same way, over the estimated life of the contracts acquired using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities in the Company’s Condensed Consolidated Balance Sheets, such as sales inducement assets and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for variable annuity and universal life type contracts with guaranteed minimum death, income and universal life secondary guarantee benefits accounted for and collectively referred to as death benefit and other insurance benefit reserves which are in addition to the account value liability representing the policyholders’ funds. The specific breakdown of the most significant EGP based balances by segment is as follows:

	Individual Variable		Individual Variable
	Annuities — U.S.		Annuities — Japan		Individual Life
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
DAC	$3,539	$4,844	$1,658	$1,834	$2,525	$2,931
Sales Inducements	$324	$436	$29	$19	$40	$36
URR	$85	$109	$2	$—	$1,148	$1,299
Death Benefit and Other Insurance Benefit Reserves	$1,243	$867	$591	$229	$66	$40

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

Through March 31, 2009, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that had been calibrated to our estimated separate account return. Beginning in the second quarter of 2009, the Company estimated gross profits from a single deterministic reversion to mean (“RTM”) separate account return projection. RTM is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model will be adjusted to reflect actual account values at the end of each quarter and through a consideration of recent returns, we will adjust future projected returns over a five-year period so that the account value returns to the long-term expected rate of return, providing that those projected returns for the next five years do not exceed certain caps or floors. This will result in a “DAC Unlock”, described below, each quarter. However, benefits and assessments used in the determination of the death benefit and other insurance benefit reserves will still be derived from a set of stochastic scenarios that have been calibrated to our RTM separate account returns. Under RTM, the Company makes the following assumptions about the asset categories that comprise separate accounts:
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
Estimating future gross profits is complex and requires considerable judgment and the forecasting of events well into the future. Even though the Company has adopted an RTM estimation technique for determining future separate account returns, the Company will continue to complete a comprehensive assumption study and refine its estimate of future gross profits. Upon completion of an assumption study, the Company revises its assumptions to reflect its current best estimate, thereby changing its estimate of projected account values and the related EGPs in the DAC, sales inducement and URR amortization models, as well as the death benefit and other insurance benefit reserving models. The DAC asset, as well as the sales inducement asset, URR and the death benefit and other insurance benefit reserves are adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision. All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique or policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
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
Unlock Results
During the third quarter of 2009, the Company recorded an Unlock benefit of $63. This Unlock benefit included the effect of strong equity market returns generating an Unlock benefit of $228, offset by changes in non-market related assumptions generating an Unlock charge of $165. The Unlock benefit resulting from equity market growth was less than that recorded in the second quarter of 2009 despite comparable returns of the S&P 500. This decline was primarily due to actual Company separate account returns earnings less than in the second quarter and, as equity markets rise, a slower decline in expected death benefits as policyholders become less “in-the-money”. Unlock charges from non-market assumption changes were primarily driven by the Company’s estimate of higher assumed macro hedge program costs in 2010. Other significant assumption changes included decreases in mortality, increases in credit loss estimates and declines in net investment spread. The Company is continually evaluating various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. The following table displays the components, by segment, of the Company’s third quarter Unlock.

			Death and
			Other
			Insurance	Sales
Segment			Benefit	Inducement
After-tax (Charge) Benefit	DAC	URR	Reserves [1]	Assets	Total
Retail	$14	$(13)	$77	$(9)	$69
Retirement Plans	(1)	—	1	—	—
Individual Life	(27)	7	(4)	—	(24)
Institutional	(1)	—	—	—	(1)
International	3	—	17	(2)	18
Corporate	1	—	—	—	1

Total	$(11)	$(6)	$91	$(11)	$63

[1]
As a result of the Unlock, reserves, in Retail, decreased $223, pre-tax, offset by a decrease of $105, pre-tax, in reinsurance recoverables. In International, reserves decreased $21, pre-tax, and increased $1, pre-tax, in reinsurance recoverables.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlocks for the nine months ended September 30, 2009 was:

			Death and
			Other
			Insurance	Sales
Segment			Benefit	Inducement
After-tax (Charge) Benefit	DAC	URR	Reserves [1]	Assets	Total [2]
Retail	$(489)	$18	$(153)	$(39)	$(663)
Retirement Plans	(54)	—	(1)	(1)	(56)
Individual Life	(91)	47	(4)	—	(48)
Institutional	(1)	—	—	—	(1)
International [3]	(96)	6	(199)	(11)	(300)
Corporate	(3)	—	—	—	(3)

Total	$(734)	$71	$(357)	$(51)	$(1,071)

[1]
As a result of the Unlock, reserves, in Retail, increased $518, pre-tax, offset by an increase of $281, pre-tax, in reinsurance recoverables. In International, reserves increased $339, pre-tax, offset by an increase of $30, pre-tax, in reinsurance recoverables.

[2]
The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 were as a result of actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return while in the second quarter, the opposite was true.

[3]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the third quarter of 2008 was as follows:

			Death and
			Other
			Insurance	Sales
Segment			Benefit	Inducement
After-tax (charge) benefit	DAC	URR	Reserves [1]	Assets	Total [2]
Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)
International	(23)	(1)	(90)	(2)	(116)
Corporate	9	—	—	—	9

Total	$(740)	$5	$(168)	$(29)	$(932)

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

An Unlock only revises EGPs to reflect current best estimate assumptions. With or without an Unlock, and even after an Unlock occurs, the Company must also test the aggregate recoverability of the DAC and sales inducement assets by comparing the existing DAC balance to the present value of future EGPs. In addition, the Company routinely stress tests its DAC and sales inducement assets for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. The Company’s decision to suspend its International sales negatively impacted the loss recognition testing on the DAC balance associated with the U.K. variable annuity business. As a result, a $49, after-tax, loss was reported in earnings during the second quarter of 2009 and included in the Unlock results in the table above. As of September 30, 2009, the Company believed U.S. individual and Japan individual variable annuity EGPs could fall, through a combination of negative market returns, lapses and mortality, and as a result of other policyholder behavior assumptions changes, by at least 22% and 46%, respectively, before portions of its DAC and sales inducement assets would be unrecoverable as compared to 23% and 45%, respectively, as of June 30, 2009.

Valuation of Investments and Derivative Instruments
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” (“AFS”) and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial statements, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the three and nine months ended September 30, 2009 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Available-for-Sale Securities and Short-term Investments
The fair value of AFS securities and short-term investments in an active and orderly market (i.e. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale and Short-term Investments Section in Note 4 of the Notes to the Condensed Consolidated Financial Statements.
The Company has analyzed the third party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 4 of the Notes to the Condensed Consolidated Financial Statements.
The following table presents the fair value of AFS securities and short-term investments by pricing source and hierarchy level as of September 30, 2009.

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Priced via third party pricing services [1]	$428	$56,814	$1,962	$59,204
Priced via independent broker quotations	—	—	3,962	3,962
Priced via matrices	—	—	6,272	6,272
Priced via other methods [2]	—	126	474	600
Short-term investments	9,715	4,195	—	13,910

Total	$10,143	$61,135	$12,670	$83,948

% of Total	12.1%	72.8%	15.1%	100.0%

[1]	Includes index pricing.

[2]
Represents securities for which adjustments were made to reduce prices received from third parties and certain private equity investments that are carried at the Company’s determination of fair value from inception.

The fair value is the amount at which the security could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As the estimated fair value of a security utilizes assumptions and estimates, the amount that may be realized may differ significantly.

Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts
Derivative instruments are reported on the condensed consolidated balance sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2009 and December 31, 2008, 96% and 94% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs, with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities, that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the notional value and net fair value of derivatives instruments by hierarchy level as of September 30, 2009.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$1,739	$—
Significant observable inputs (Level 2)	34,043	338
Significant unobservable inputs (Level 3)	37,091	554

Total	$72,873	$892

The following table presents the notional value and net fair value of the derivative instruments within the Level 3 securities classification as of September 30, 2009.

	Notional Value	Fair Value
Credit derivatives	$5,199	$(222)
Interest derivatives	2,864	6
Equity derivatives	29,004	770
Other	24	—

Total Level 3	$37,091	$554

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
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to AFS securities is the evaluation for other-than-temporary impairments (“impairment”). The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies AFS securities that are subjected to an enhanced evaluation on a quarterly basis to determine if an impairment is present. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of AFS securities should be recognized in current period earnings. For further discussion of the accounting policy, see the Recognition and Presentation of Other-Than-Temporary Impairments Section of Note 1 of the Notes to the Condensed Consolidated Financial Statements. For a discussion of results, see the Other-Than-Temporary Impairments Section of the MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Earned premiums	$3,499	$3,903	(10%)	$10,920	$11,637	(6%)
Fee income	1,140	1,333	(14%)	3,369	4,056	(17%)
Net investment income (loss):
Securities available-for-sale and other	1,049	1,103	(5%)	2,990	3,526	(15%)
Equity securities, trading [1]	638	(3,415)	NM	2,437	(5,840)	NM

Total net investment income (loss)	1,687	(2,312)	NM	5,427	(2,314)	NM
Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(760)	(3,077)	75%	(1,546)	(3,545)	56%
OTTI losses recognized in other comprehensive income	224	—	—	472	—	—

Net OTTI losses recognized in earnings	(536)	(3,077)	83%	(1,074)	(3,545)	70%
Net realized capital losses, excluding net OTTI losses recognized in earnings	(683)	(372)	(84%)	(742)	(1,557)	52%

Total net realized capital losses	(1,219)	(3,449)	65%	(1,816)	(5,102)	64%
Other revenues	123	132	(7%)	361	377	(4%)

Total revenues	5,230	(393)	NM	18,261	8,654	111%
Benefits, losses and loss adjustment expenses	3,070	3,994	(23%)	10,799	10,937	(1%)
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	638	(3,415)	NM	2,437	(5,840)	NM
Amortization of deferred policy acquisition costs and present value of future profits	687	1,927	(64%)	3,620	3,201	13%
Insurance operating costs and expenses	945	1,029	(8%)	2,802	3,026	(7%)
Interest expense	118	84	40%	357	228	57%
Goodwill impairment	—	—	—	32	—	—
Other expenses	229	171	34%	670	542	24%

Total benefits, losses and expenses	5,687	3,790	50%	20,717	12,094	71%
Loss before income taxes	(457)	(4,183)	89%	(2,456)	(3,440)	29%
Income tax benefit	(237)	(1,552)	85%	(1,012)	(1,497)	32%

Net loss	$(220)	$(2,631)	92%	$(1,444)	$(1,943)	26%

[1]
Includes investment income (loss) and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Segment Results	2009	2008	Change	2009	2008	Change
Life
Retail	$(172)	$(822)	79%	$(724)	$(729)	1%
Individual Life	4	(102)	NM	2	(52)	NM

Total Individual Markets Group	(168)	(924)	82%	(722)	(781)	8%
Retirement Plans	(34)	(160)	79%	(162)	(134)	(21%)
Group Benefits	65	(186)	NM	148	(78)	NM

Total Employer Markets Group	31	(346)	NM	(14)	(212)	93%
International	(32)	(107)	70%	(206)	(27)	NM
Institutional	(101)	(393)	74%	(341)	(543)	37%
Other	(53)	(45)	(18%)	(122)	(73)	(67%)

Total Life	(323)	(1,815)	82%	(1,405)	(1,636)	14%
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	(11)	(45)	76%	54	78	(31%)
Small Commercial	90	82	10%	251	270	(7%)
Middle Market	61	(37)	NM	186	21	NM
Specialty Commercial	30	(44)	NM	89	13	NM

Ongoing Operations underwriting results	170	(44)	NM	580	382	52%
Net servicing income [1]	10	14	(29%)	25	21	19%
Net investment income	254	285	(11%)	678	929	(27%)
Net realized capital losses	(79)	(1,268)	94%	(448)	(1,455)	69%
Other expenses	(47)	(58)	19%	(145)	(180)	19%

Income (loss) before income taxes	308	(1,071)	NM	690	(303)	NM
Income tax expense (benefit)	79	(405)	NM	128	(195)	NM

Ongoing Operations	229	(666)	NM	562	(108)	NM
Other Operations	(39)	(108)	64%	(87)	(91)	4%

Total Property & Casualty	190	(774)	NM	475	(199)	NM
Corporate	(87)	(42)	(107%)	(514)	(108)	NM

Net loss	$(220)	$(2,631)	92%	$(1,444)	$(1,943)	26%

[1]	Net of expenses related to service business.
The Hartford defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three months ended September 30, 2009 compared to the three months ended September 30, 2008
Net loss decreased primarily due to a decrease in Life’s net loss of $1.5 billion and an increase of $964 to Property & Casualty net income. See the Life and Property & Casualty sections of the MD&A for a discussion on the respective operations’ performance.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Net loss decreased primarily due to a decrease in Life’s net loss of $231 and an increase of $674 to Property & Casualty net income, partially offset by an increased loss in Corporate primarily due to approximately $300 in net realized capital losses related to the settlement of a contingent obligation to Allianz and increased interest expense on debt issued to Allianz in October 2008. See the Life, Property & Casualty and Corporate sections of the MD&A for a discussion on the respective operations’ performance.
Outlook
The Hartford provides projections and other forward-looking information in the “Outlook” section within MD&A. The “Outlook” section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction to MD&A above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in the “Outlook” section, and in Part I, Item 1A, Risk Factors in The Hartford’s 2008 Form 10-K Annual Report, as well as in Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009 and Part II, Item 1A, Risk Factors in this Form 10-Q.

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
Near-term, the Company is continuing to experience lower variable annuity sales as a result of market disruption and the competitiveness of the Company’s current product offerings. Despite the partial equity market recovery over the past six months, the current market level and market volatility have resulted in higher claim costs, and have increased the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Many competitors have responded to recent market turbulence by increasing the price of their guaranteed living benefits and changing the amount of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In the first six months of 2009, the Company adjusted pricing levels and took other actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures. The Company will continue to evaluate the benefits offered within its variable annuities and launched a new variable annuity product in October 2009 that responds to customer needs for growth and income within the risk tolerances of The Hartford.
Continued equity market volatility or significant declines in interest rates are also likely to continue to impact the cost and effectiveness of our GMWB hedging program and could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Life Equity Product Risk Management section within Capital Markets Risk Management.
The Company’s fixed annuity sales have declined throughout 2009 as a result of lower interest rates and the transition to a new product. Management expects fixed annuity sales to continue to be challenged until interest rates increase. In the third quarter of 2009, the Company has continued, but moderated, its policy of offering higher crediting rates available to renewals of its market value adjusted (“MVA”) fixed annuity business. This higher crediting rate strategy for MVA renewals is expected to continue for some time, which will strain earnings on this renewal business. The Company actively monitors this strategy and will continue to adjust crediting rates in response to market conditions and the Company’s capital position.
For the retail mutual fund business, net sales can vary significantly depending on market conditions, as was experienced in the first nine months of 2009. The continued declines in equity markets in the first quarter of 2009 helped drive declines in the Company’s mutual fund deposits and assets under management. During the second and third quarter, the equity markets improved from the first quarter and as a result the Company’s mutual fund assets under management and deposits have increased correspondingly. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
The decline in assets under management as compared to 2008 is the result of continued depressed values of the equity markets in 2009 as compared to 2008, which has decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during the first three quarters of 2009 and management expects this strain to continue in the fourth quarter. Individual Annuity net investment spread has been impacted by losses on limited partnership and other alternative investments, lower yields on fixed maturities and an increase in crediting rates on renewals for MVA annuities. Management expects these conditions to persist in the fourth quarter of 2009 and beyond. Management has evaluated, and will continue to actively evaluate, its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.
Individual Life
Future sales for all products will be influenced by the Company’s ratings, as published by the various ratings agencies, and active management of current distribution relationships, responding to the negative impact of recent merger and consolidation activity on existing distribution relationships and the development of new sources of distribution, while offering competitive and innovative products and product features. The current economic environment poses challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may reduce future growth in these products.
Even considering the previous six months of partial equity market recovery, sales and account values for variable universal life products have been under pressure due to continued equity market volatility. For the three and nine months ended September 30, 2009, variable universal life sales decreased 64% and 66%, respectively, and variable account values decreased 5% compared to prior year. Continued volatility and declines in the equity markets may reduce the attractiveness of variable universal life products and put additional strain on future earnings as variable life fees earned by the Company are driven by the level of assets under management. The variable universal life mix was 38% of total life insurance in-force as of September 30, 2009.

Individual Life has reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance affiliate. An unaffiliated standby third party letter of credit supports a portion of the statutory reserves that have been ceded to this affiliate. As of September 30, 2009, the transaction provided approximately $490 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. For the three and nine months ended September 30, 2009 and 2008, the use of the letter of credit resulted in a decline in net investment income and increased expenses. At the current level of sales, the Company expects this transaction to accommodate future statutory capital needs for in-force business and new business written through 2009 and into 2010. Under the terms of the letter of credit, the issuer has the right to require The Hartford to terminate the reinsurance agreement with the captive reinsurance affiliate as it applies to new business, at any time after September 30, 2009. The Company is currently in discussions with the issuer of the letter of credit regarding the possible modification of terms of the letter of credit for business written after September 30, 2009. The modification of terms could lead to increased costs for Individual Life. Management is currently reviewing product design with the objective of developing a competitively priced product that meets the Company’s capital efficiency objectives.
For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to protect against the severity of losses on individual claims; however, death claim experience may continue to lead to periodic short-term earnings volatility. In the fourth quarter of 2008, Individual Life began ceding insurance under a new reinsurance structure for all new business excluding term life insurance. The new reinsurance structure allows Individual Life greater flexibility in writing larger policies, while retaining less of the overall risk associated with individual insured lives. This new reinsurance structure will help balance the overall profitability of Individual Life’s business. The financial results of the new structure will be recognized over time as new business subject to the structure grows as a percentage of Individual Life’s total in-force. As a result of the new reinsurance structure, Individual Life will recognize increasing reinsurance premiums while reducing earnings volatility associated with mortality experience.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term life insurance and universal life products with no-lapse guarantees. These risks may have a negative impact on Individual Life’s future sales and earnings.
Retirement Plans
The future financial results of the Retirement Plans segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus of the Retirement Plans segment as necessary investments in service and technology are made to effect the integration of the acquisitions described below.
During 2008, the Company completed three Retirement Plans acquisitions. The acquisition of part of the defined contribution record keeping business of Princeton Retirement Group gives Life a foothold in the business of providing recordkeeping services to large financial firms which offer defined contribution plans to their clients and at acquisition added $2.9 billion in mutual funds to Retirement Plans assets under management and $5.7 billion of assets under administration. The acquisition of Sun Life Retirement Services, Inc., at acquisition added $15.8 billion in Retirement Plans assets under management across 6,000 plans and provides new service locations in Boston, Massachusetts and Phoenix, Arizona. The acquisition of TopNoggin LLC, provides web-based technology to address data management, administration and benefit calculations. These three acquisitions were not accretive to 2008 net income. Furthermore, return on assets has been lower in 2009 reflecting a full year of the new business mix represented by the acquisitions, which includes larger, more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.
Given the market declines in the fourth quarter of 2008 and first quarter of 2009 and increased market volatility, the Company has seen and expects that growth in Retirement Plans deposits have been, and will continue to be, negatively affected if businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The impact of the partial equity markets recovery over the last six months has been offset by a few large case surrenders, resulting in an overall decline in assets under management compared to 2008. The reduction in assets under management has strained net income over the past three quarters, and this earnings strain is expected to continue until average account value exceeds the level seen in the first half of 2008.
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
The economic downturn, which has resulted in rising unemployment, combined with the potential for employees to lessen spending on the Company’s products, has begun to impact premium levels and is likely to impact future premium growth for the remainder of 2009. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates opportunities for our products and services.

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
Markets partly recovered in the second and third quarters of 2009, after a decline in the first quarter. Market appreciation resulted in recovering margins in the third quarter. Lower surrender fees due to lower than expected surrenders continue to pressure margins.
Institutional
The Company has completed the strategic review of the Institutional businesses and has decided to exit several businesses that have been determined to be outside of the Company’s core business model. Several lines — institutional mutual funds, private placement life insurance, income annuities and certain institutional annuities will continue to be managed for growth. The remaining businesses, structured settlements, guaranteed investment products, and most institutional annuities will be managed in conjunction with other businesses that the Company has previously decided will not be actively marketed. Certain guaranteed investment products may be offered on a selective basis.
The net income of this segment depends on Institutional’s ability to retain assets under management, the relative mix of business, and net investment spread. Net investment spread, as discussed in the Life’s Performance Measures section of this MD&A, has declined in the third quarter of 2009 versus prior year and management expects net investment spread will remain pressured in the intermediate future due to the low level of short-term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments, and anticipated performance of limited partnerships and other alternative investments.
Stable value products will experience negative net flows in 2009 as a result of contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months). Approximately $825 of account value will be paid out on stable value contracts during the remainder of 2009. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets. As of September 30, 2009, Institutional has no remaining contracts that contain an unexercised investor option feature that allows for contract surrender at book value. The Company has the option to accelerate the repayment of principal for certain other stable value products and will evaluate calling these contracts on a contract by contract basis based upon the financial impact to the Company.
Property & Casualty
Ongoing Operations
During 2009, the downturn in the economy and the adverse impact of ratings downgrades in the first half of 2009 on certain segments of the portfolio, and a continuation of competitive market conditions has resulted in a decline in Ongoing Operations written premiums, a trend that management expects to continue for the remainder of 2009. The effects of the downturn in the economy are manifested in declining new car and home sales, lower rates of small business formations, higher rates of business failures, and declining payrolls. A continuation of these negative economic trends will adversely affect new business premium growth rates, increase mid-term cancellations, and exacerbate declining levels of coverage and average written premium, particularly across commercial lines of business. Written premium declines may be greater than expected if the economy deteriorates further or if pricing continues to soften.
Excluding catastrophes and prior accident year development, Ongoing Operations underwriting margins have declined in the first nine months of 2009 due primarily to increases in the loss and loss adjustment expense ratio, as well as the expense ratio, partially offset by lower anticipated policyholder dividends. This trend is expected to continue in the fourth quarter of 2009. The Ongoing Operations’ current accident year loss and loss adjustment expense ratio before catastrophes is expected to increase for the fourth quarter and full year 2009 as compared to the equivalent periods in 2008 due to mid single-digit increases in claim cost severity and continued earned pricing decreases for Middle Market and large commercial lines, partially offset by favorable claim frequency in Small Commercial and Middle Market.
The Ongoing Operations’ expense ratio is expected to increase for the fourth quarter and full year 2009 as compared to the equivalent periods in 2008, in part, due to lower earned premiums in Small Commercial, Middle Market and Specialty Commercial, the amortization of a higher amount of acquisition costs on AARP and other business and an increase in the cost of investments in technology to support future growth. The policyholder dividend ratio was unusually high in 2008 due to the accrual of $26 in dividends due to certain workers’ compensation policyholders as a result of underwriting profits. See the Property and Casualty MD&A section for further discussion.
Current accident year catastrophe losses in 2008, at 5.3% of Ongoing Operations’ earned premium, were higher than the long-term historical average due principally to hurricane Ike and higher than average losses from tornadoes and thunderstorms in the South and Midwest. While catastrophe losses vary significantly from year to year and are unpredictable, management has assumed that catastrophe losses for the full year 2009 will be closer to 3.6% to 4.0% of earned premium. The Company will continue to manage its exposure to catastrophe losses through the ongoing assessment of its risk, disciplined underwriting and the use of reinsurance and other risk transfer alternatives, as appropriate. As of January 1, 2009, the Company’s retention under its principal property catastrophe reinsurance program remained at $250 per catastrophe event. With the January 1 and July 1, 2009 renewals, the cost of the Company’s principal property catastrophe reinsurance program has increased modestly.

Driven primarily by a continued increase in loss costs and underwriting expenses and a decrease in earned premiums through the fourth quarter of 2009, the Company expects the Ongoing Operations’ combined ratio before catastrophes and prior accident year development for the full year 2009 to be higher than the 88.9 achieved in 2008.
Personal Lines
Consistent with the first nine months of 2009, the Company expects Personal Lines’ full year written premiums to be slightly higher than the equivalent 2008 period, with written premiums up modestly in AARP while relatively flat in Agency. The Company expects personal auto written premiums to be slightly higher and homeowners’ written premiums to be relatively flat. The expected increase in AARP written premiums will be largely driven by direct marketing to AARP members, the continued enhancement of the “Next Gen Auto” product and the cross-selling of homeowners’ insurance to auto policyholders. Agency written premiums will be relatively flat as the effect of stronger new business growth has been largely offset by the Company’s decision to stop renewing Florida homeowners’ policies sold through agents.
For full year 2009, the Company expects to increase its auto and homeowners’ written premiums generated from agents selling the AARP product and from direct sales to the consumer. The Company has launched a brand and channel expansion pilot in four states: Arizona, Illinois, Tennessee and Minnesota. In the targeted states, the Company increased Personal Lines brand advertising, launched direct marketing efforts beyond its existing AARP program and began selling the AARP product through agents. Through the first nine months of 2009, the Company has expanded the sale of the AARP product through agents to a total of fourteen states, with a planned rollout into six more states in the fourth quarter. In addition, in July, 2009, the Company extended its agreement to operate a member contact center for health insurance products offered through the AARP Health program. The agreement was extended through 2018.
While carriers in the personal lines industry will continue to compete on price, management expects that written pricing in Personal Lines will continue to increase modestly in 2009 in response to rising loss costs. While written pricing for auto increased 3% for the first nine months of 2009, average premium per auto policy has declined driven by a shift to more preferred market segment business and the effect of the economic downturn on consumer behavior and management expects this trend to continue for the remainder of 2009. Among other actions, insureds have been reducing their premiums by raising deductibles, reducing limits, dropping coverage and reducing mileage. In addition, the Company has seen an increase in consumer shopping driven by higher rates (instituted over the past year) and recessionary conditions. For homeowners’ business, written pricing has increased 5% for the first nine months of 2009, including the effect of increases in coverage limits due to rising replacement costs, and management expects this trend to continue for the remainder of 2009. As with auto, largely offsetting the increase in written pricing for home has been the shift to more preferred market segment business and the effect of consumer behavior.
The combined ratio before catastrophes and prior accident year development for Personal Lines is expected to be higher for the full year 2009 than the 87.6 achieved in 2008 due to an expected increase in both the current accident year loss and loss adjustment expense ratio and the expense ratio. For auto business, emerged claim frequency in 2008 was favorable to the prior year and claim severity was slightly higher. In 2009, auto claim frequency has begun to increase and auto claim severity has continued to increase while average premium per policy has declined. As a result, management expects a higher current accident year loss and loss adjustment expense ratio before catastrophes for auto for the full year 2009. Non-catastrophe loss costs of homeowners claims have increased in 2009 due to higher claim frequency and severity and management expects frequency and severity to be higher for full year 2009. Management expects the expense ratio for the fourth quarter and full year 2009 to be in line with the 23.7 expense ratio recognized in the first nine months of 2009, driven by higher amortization of AARP acquisition costs and costs incurred on the direct-to-consumer pilot while earned premium is expected to remain relatively flat.
Small Commercial
Within the Small Commercial segment, management expects written premiums will continue to be lower for the fourth quarter and full year 2009, driven by lower premium renewal retention in all lines, offset in part by higher new business premium. In the first nine months of 2009, Small Commercial’s written premiums decreased by 5% driven largely by the effects of the economic downturn. The Company has seen a decrease in earned audit premium and a reduction in endorsement activity, primarily as a result of lower payrolls. This has resulted in declining average premium on renewed policies. Small Commercial has introduced several initiatives including cross-sell programs aimed at improving premium renewal retention. The workers’ compensation business is expected to produce stronger policy growth than either the package business or commercial auto for the full year 2009 as management has broadened its underwriting appetite in selected industries and expanded business written through payroll service providers. For the remainder of 2009, average premium per policy in Small Commercial is expected to further decline due to decreases in written pricing and the effect of declining mid-term endorsements. Written pricing in Small Commercial decreased by 2% in 2008.
The Small Commercial segment’s combined ratio before catastrophes and prior accident year development is expected to be higher for full year 2009 than the 82.8 achieved in 2008. The increase in the combined ratio results from an expected increase in the current accident year loss and loss adjustment expense ratio, as well as a higher expense ratio, partially offset by a lower policyholder dividend ratio. Small Commercial experienced favorable frequency on workers’ compensation claims in recent accident years and management expects favorable frequency to continue for the 2009 accident year though not as favorable in the second half of 2009 as it was in the first half of the year. While the Company experienced favorable non-catastrophe property losses on package business and commercial auto claims in 2008, management expects severity will continue its long-term upward trend for non-catastrophe property claims for the remainder of 2009, and frequency will be less favorable. Despite a decrease in total underwriting expenses, the expense ratio is expected to be higher for the full year 2009 largely driven by lower earned premiums.

Middle Market
Management expects that full year 2009 written premiums for Middle Market will be lower due to a decrease in premium renewal retention as the downturn in the economy continues to reduce exposures across most lines of business, particularly payroll exposures for workers’ compensation and construction lines in marine. Written premiums in Middle Market decreased by 10% in the first nine months of 2009 driven by these recessionary pressures, which are partially reflected in lower earned audit premium.
The Company continues to take a disciplined approach to evaluating and pricing risks in the face of declines in written pricing. Written pricing for Middle Market business declined by 5% in 2008 and declined by 2% over the first nine months of 2009. While management expects written pricing to continue to stabilize through the remainder of 2009, management expects carriers will continue to price new business more aggressively than renewals. Management will seek to compete for new business and protect renewals in Middle Market by, among other actions, refining its pricing and risk selection models, targeting industries with growth potential and looking to cross-sell other lines on existing accounts.
Carriers in the commercial lines market segment reported some moderation in the rate of price declines during the fourth quarter of 2008 and first nine months of 2009. Like in the Personal Lines and Small Commercial market segments, current economic conditions (lower payrolls, declines in production, lower sales, etc.) have reduced written premium growth opportunities in Middle Market.
The combined ratio before catastrophes and prior accident year development for Middle Market is expected to be higher for the full year 2009 than the 93.4 achieved in 2008 due to an expected increase in the current accident year loss and loss adjustment expense ratio and the expense ratio, partially offset by a decrease in the policyholder dividend ratio. Claim cost severity has been favorable on property and marine claims for the first nine months of 2009 as the Company experienced a number of individually large property losses in 2008. However, management expects that claim cost severity for property and marine claims will not be as favorable for the remainder of 2009 and that severity will continue to increase for general liability and workers’ compensation claims. The Company also expects a continuation of moderately lower frequency for the remainder of 2009.
Specialty Commercial
Within Specialty Commercial, management expects written premiums to be significantly lower for full year 2009 due to a combination of the sale of First State Management Group, the effects of the economic downturn, ratings concerns, and market-driven changes in a reinsurance arrangement. The Company sold its core excess and surplus lines property businesses in March 2009, a group which had generated $14 in written premiums in the third quarter of 2008. Additionally, as with other commercial lines segments, Specialty Commercial is seeing the same negative impacts of the recession on written premiums. And, while the Company’s ratings stabilized in May of 2009, concerns about the Company’s financial strength to that point had a negative effect on commercial directors’ and officers’ and contract surety lines of business. Lastly, the reinsurance program for the professional liability lines renewed in July 2009 with a change in structure from primarily an excess of loss program to a variable quota share arrangement. This change was market driven and consistent with the Company’s expectations. This will have the impact of depressing the net written premium growth through the second quarter of 2010. Specialty Commercial written premiums declined by 17% in the first nine months of 2009.
For professional liability business within Specialty Commercial, the Company expects its losses from the fallout of the sub-prime mortgage market and the broader credit crisis to be manageable based on several factors. Principal among them is the diversified nature of the Company’s product and customer portfolio, with a majority of the Company’s total in-force professional liability net written premium derived from policyholders with privately-held ownership and, therefore, relatively low shareholder class action exposure. Reinsurance substantially mitigates the net limits exposed per policy and no single industry segment comprises 15% or more of the Company’s professional liability book of business by net written premium. About half of the Company’s limits exposed to federal shareholder class action claims filed in 2008 and the first nine months of 2009 are under Side-A D&O insurance policies that provide protection to individual directors and officers only in cases where their company cannot indemnify them. In addition, 95% of the exposed limits are on excess policies rather than primary policies. Regarding the Madoff and Stanford alleged fraud cases which continue to evolve, based on a detailed ground-up review of all claims notices received to date and an analysis of potentially involved parties noted in press reports, the Company anticipates only a limited number of its policies and corresponding net limits to be exposed. The Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases, to be within its expected loss estimates.
For full year 2009, the combined ratio before catastrophes and prior accident year development for Specialty Commercial is expected to be higher than the 97.3 achieved in 2008 due to an expected increase in both the current accident year loss and loss adjustment expense ratio and the expense ratio, partially offset by a decrease in the policyholder dividend ratio. A higher loss and loss adjustment expense ratio for professional liability claims is expected for the full year 2009, driven by earned pricing decreases.
Investment Income
Property & Casualty operating cash flow is expected to be less favorable in 2009 than in 2008, although still positive. Based upon expected losses from limited partnerships and other alternative investments and an increased allocation of investments to lower-yielding U.S. Treasuries and short-term investments, Property & Casualty expects a lower investment portfolio yield for 2009.

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
The following provides a summary of the significant factors used by management to assess the performance of the Life businesses. For a complete discussion of these factors, see Life’s Executive Overview section within the MD&A in The Hartford’s 2008 Form 10-K Annual Report.
Performance Measures
DAC amortization ratio, return on assets (“ROA”) or after-tax margin, excluding realized gains (losses) or DAC Unlock are non-GAAP financial measures that the Company uses to evaluate, and believes are important measures of, segment operating performance. DAC amortization ratio, ROA or after-tax margin is the most directly comparable U.S. GAAP measure. The Hartford believes that the measures of DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC Unlock provide investors with a valuable measure of the performance of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or periodic DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so DAC amortization ratio, ROA and after-tax margin, excluding the realized gains (losses) and DAC Unlock should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on DAC amortization ratio, ROA and after-tax margin is meaningful; however, it does distort the trend of DAC amortization ratio, ROA and after-tax margin. DAC amortization ratio, ROA or after-tax margin, excluding realized gains (losses) and DAC Unlock should not be considered as a substitute for DAC amortization ratio, ROA or after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, ROA and after-tax margin, excluding realized gains (losses) and DAC Unlock and DAC amortization ratio, ROA and after-tax margin when reviewing the Company’s performance.

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

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product/Key Indicator Information	2009	2008	2009	2008
Retail U.S. Individual Variable Annuities
Account value, beginning of period	$75,613	$105,345	$74,578	$119,071
Net flows	(1,683)	(1,540)	(5,243)	(4,357)
Change in market value and other	9,385	(11,555)	13,980	(22,464)

Account value, end of period	$83,315	$92,250	$83,315	$92,250

Retail Mutual Funds
Assets under management, beginning of period	$34,708	$47,239	$31,032	$48,383
Net sales	779	816	1,406	3,838
Change in market value and other	4,640	(7,152)	7,689	(11,318)

Assets under management, end of period	$40,127	$40,903	$40,127	$40,903

Individual Life Insurance
Variable universal life account value, end of period	$5,552	$5,848	$5,552	$5,848
Universal life/interest sensitive whole life insurance in-force	53,906	51,355	53,906	51,355
Variable universal life insurance in-force	$75,667	$78,809	$75,667	$78,809

Retirement Plans Group Annuities
Account value, beginning of period	$23,490	$27,029	$22,198	$27,094
Net flows	259	587	305	2,098
Change in market value and other	2,350	(2,448)	3,596	(4,024)

Account value, end of period	$26,099	$25,168	$26,099	$25,168

Retirement Plans Mutual Funds
Assets under management, beginning of period	$15,342	$19,854	$14,838	$1,454
Net sales	(748)	39	(1,388)	(69)
Acquisitions	—	—	—	18,725
Change in market value and other	2,054	(1,767)	3,198	(1,984)

Assets under management, end of period	$16,648	$18,126	$16,648	$18,126

International Japan Annuities
Account value, beginning of period	$33,709	$38,122	$34,495	$37,637
Net flows	(304)	579	(661)	1,839
Change in market value and other	389	(3,499)	1,897	(6,241)
Effect of currency translation	2,636	(80)	699	1,887

Account value, end of period	$36,430	$35,122	$36,430	$35,122

S&P 500 Index
Period end closing value	1,057	1,165	1,057	1,165
Daily average value	996	1,252	900	1,324
Assets under management, across most businesses, shown above, have had substantial reductions in values from prior year primarily due to declines in equity markets during 2008 and the first quarter of 2009. The changes in line of business assets under management have also been affected by:
•
Retail’s U.S. individual variable annuity business recorded lower deposits for the three and nine months ended September 30, 2009 as a result of equity market disruptions, recent pricing actions and management’s review of product offerings.

•	Retail Mutual Funds have seen a decline in net sales for the three and nine months ended September 30, 2009 as a result of lower deposits driven by equity market declines and volatility.

•
Individual Life increased its universal life/interest sensitive whole life insurance in-force by approximately 5% primarily as a result of continued strong sales of secondary guaranteed universal life insurance products. Individual life experienced decreases in variable life insurance account values as a result of the declines in equity markets, while variable universal life in-force declined as a result of lower sales in 2009 and aging of the variable universal life insurance block resulting in increasing surrender experience.

•	Retirement Plans has seen declines in net flows in group annuities and net sales in mutual funds due largely to a few large case surrenders.
•
International’s Japan annuities, for the three and nine months ended September 30, 2009, have seen favorable effects from currency exchange rates and market returns. Outflows in Japan annuities are due to the suspension of new sales in the second quarter of 2009.

Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. The net investment spreads shown below are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by earnings on limited partnership and other alternative investments and prepayment premiums on securities. Investment earnings can also be influenced by factors such as changes in interest rates, credit spreads and decisions to hold higher levels of short-term investments.
Net investment spread is calculated as a percentage of general account assets and expressed in basis points (“bps”):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Retail — Individual Annuity	64.7	bps	73.3	bps	22.3	bps	112.9	bps
Individual Life	110.9	bps	86.0	bps	88.0	bps	115.9	bps
Retirement Plans	93.8	bps	106.4	bps	65.2	bps	127.1	bps
Institutional-Stable Value (Guaranteed Investment Contracts (“GICs”), Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(33.2	) bps	20.5	bps	(47.6	) bps	63.0	bps
The primary reasons for the drop in net investment spread during the three and nine months ended September 30, 2009 compared to the comparable 2008 periods were negative limited partnership income, lower earnings on fixed maturities offset by certain reductions in credited rates. The Company expects these conditions to persist throughout 2009.
•
In Retail — Individual Annuity for the three months ended September 30, 2009 the drop in net investment spread is primarily related to higher crediting rates of 11 bps and lower earnings on fixed maturities of 10 bps, partially offset by improved partnership returns of 15 bps. For the nine months ended September 30, 2009 the drop in net investment spread is primarily related to lower partnership returns of 35 bps, lower earnings on fixed maturities of 31 bps and higher crediting rates of 18 bps. The decline in fixed maturity returns was primarily related to a higher percentage of fixed maturities being held in short-term investments.

•
In Individual Life, the increase in net investment spread for the three months ended September 30, 2009 is attributable to increased limited partnership returns of 24 bps and a reduction in the credited rate of 20 bps partially offset by lower fixed maturity income returns. The drop in net investment spread for the nine months ended September 30, 2009 is attributable to lower limited partnership returns of 28 bps and lower fixed maturity income returns partially offset by a reduction in the credited rate of 20 bps.

•
In Retirement Plans, for the three months ended September 30, 2009, lower net investment spread was a result of lower fixed income returns of 46 bps, partially offset by higher limited partnership returns of 19 bps and lower crediting rates of 15 bps. For the nine months ended September 30, 2009, lower net investment spread was a result of lower limited partnership returns of 32 bps and lower fixed income returns of 43 bps, partially offset by lower crediting rates of 13 bps.

•
In Institutional — Stable Value, for the three months ended September 30, 2009, net investment spreads were negatively impacted in the amount of 79 bps due to lower yields on variable rate securities and management’s desire to maintain additional liquidity in the Institutional portfolios, partially offset by 30 bps of higher limited partnership returns. For the nine months ended September 30, 2009, net investment spreads were negatively impacted by 100 bps due to lower yields on variable rate securities and maintaining additional liquidity in the Institutional portfolios in the form of short term and Treasury securities, and 33 bps attributable to negative limited partnership returns. In both periods, the drop in variable rate yields was partially offset by lower credited rates on floating rate liabilities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Group Benefits	2009	2008	2009	2008
Total premiums and other considerations	$1,069	$1,109	$3,281	$3,283
Fully insured ongoing sales (excluding buyouts)	$122	$158	$611	$674
•	The decrease in premiums and other considerations, excluding buyouts, for the three months ended September 30, 2009 was due primarily to reductions in the covered lives within our customer base.
•	The decrease in fully insured ongoing sales, excluding buyouts, was due primarily to the competitive marketplace and economic environment.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008

Retail
General insurance expense ratio (Individual Annuity)	19.7	bps	20.5	bps	21.0	bps	19.5	bps
DAC amortization ratio (Individual Annuity) [1]	33.2%		555.9%		433.6%		154.6%
DAC amortization ratio (Individual Annuity) excluding DAC Unlock [1] [2]	56.0%		42.3%		63.2%		42.8%

Individual Life
Death benefits	$86		$86		$258		$265

Group Benefits
Total benefits, losses and loss adjustment expenses	$742		$780		$2,424		$2,379
Loss ratio (excluding buyout premiums)	69.4%		70.3%		73.9%		72.5%
Expense ratio (excluding buyout premiums)	29.1%		26.9%		27.2%		26.8%

International — Japan
General insurance expense ratio	37.6	bps	47.0	bps	41.0	bps	47.3	bps
DAC amortization ratio	(2,100%)		605.6%		1,184.2%		68.2%
DAC amortization ratio excluding DAC Unlock [2] [3] [4]	37.3%		40.6%		43.6%		40.3%

Institutional
General insurance expense ratio	11.2	bps	14.3	bps	10.9	bps	14.6	bps

[1]	Excludes the effects of realized gains and losses.

[2]	See Critical Accounting Estimates section of the MD&A.

[3]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[4]	Excludes the effects of 3 Wins related charge of $62, pre-tax, on net income.

•
The Retail general insurance expense ratio decreased for the three months ended September, 30 2009 as a result of management’s efforts to reduce expenses. For the nine months ended September 30, 2009 the Retail general expense ratio increased primarily due to the impact of a sharply declining asset base on lower expenses.

•
The Retail DAC amortization ratio (Individual Annuity) excluding realized gains (losses) and the effect of the DAC Unlock increased as a result of lower actual gross profits primarily as a result of lower fees earned on declining assets and for the nine months ended September 30, 2009, lower net investment income due to a greater percentage of fixed maturities being held in short-term investments and lower returns on limited partnerships and other alternative investments.

•
Individual Life death benefits decreased for the nine months ended September 30, 2009 due to favorable mortality volatility partially offset by an increase in net amount at risk for variable universal life policies caused by equity market declines.

•
Group Benefits loss ratio decreased for the three months ended September 30, 2009 primarily due to favorable mortality experience. For the nine months ended September 30, 2009, the segment’s loss ratio increased primarily due to unfavorable morbidity experience, which was largely the result of unfavorable reserve development from the 2008 incurral loss year.

•
Group Benefits expense ratio, excluding buyouts, increased for the three and nine months ended September 30, 2009 compared to the prior year due primarily to higher commission expense on the financial institutions business.

•	International — Japan general insurance expense ratio decreased due to the restructuring of Japan’s operations.
•
International — Japan DAC amortization ratio for the nine months ended September 30, 2009, excluding DAC Unlock and certain realized gains or losses, increased due to actual gross profits being less than expected as a result of lower fees earned on declining assets. For the three months ended September 30, 2009, the DAC amortization ratio, excluding DAC Unlock and certain realized gains or losses, decreased due to actual gross profits being higher than expected as a result of higher fees earned on increasing assets.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Ratios	2009		2008		2009		2008

Retail
Individual annuity ROA	(80.0	) bps	(305.1	) bps	(109.0	) bps	(88.2	) bps
Effect of net realized losses, net of tax and DAC on ROA [1]	(149.8	) bps	(99.5	) bps	(43.6	) bps	(65.1	) bps
Effect of DAC Unlock on ROA [2]	30.2	bps	(267.4	) bps	(97.5	) bps	(84.0	) bps

ROA excluding realized losses and DAC Unlock	39.6	bps	61.8	bps	32.1	bps	60.9	bps

Individual Life
After-tax margin	1.4%		(85.7%)		0.2%		(7.9%)
Effect of net realized losses, net of tax and DAC on after-tax margin [1]	(5.7%)		(68.4%)		(7.0%)		(15.6%)
Effect of DAC Unlock on after-tax margin[2]	(9.1%)		(31.9%)		(6.1%)		(6.5%)

After-tax margin excluding realized losses and DAC Unlock	16.2%		14.6%		13.3%		14.2%

Retirement Plans
Retirement Plans ROA	(33.3	) bps	(141.9	) bps	(54.1	) bps	(49.7	) bps
Effect of net realized losses, net of tax and DAC on ROA [1]	(41.6	) bps	(109.1	) bps	(40.9	) bps	(55.1	) bps
Effect of DAC Unlock on ROA [2]	—	bps	(43.4	) bps	(18.7	) bps	(18.1	) bps

ROA excluding realized losses and DAC Unlock	8.3	bps	10.6	bps	5.5	bps	23.5	bps

Group Benefits
After-tax margin (excluding buyouts)	5.7%		(23.9%)		4.2%		(2.5%)
Effect of net realized losses, net of tax on after-tax margin [1]	(1.6%)		(32.2%)		(1.2%)		(9.6%)

After-tax margin excluding realized losses	7.3%		8.3%		5.4%		7.1%

International — Japan
International — Japan ROA	(49.0	) bps	(88.5	) bps	(50.4	) bps	0.7	bps
Effect of net realized losses excluding net periodic settlements, net of tax and DAC on ROA [1] [3]	(131.2	) bps	(32.8	) bps	2.3	bps	(29.7	) bps
Effect of DAC Unlock on ROA [2]	12.6	bps	(125.6	) bps	(86.9	) bps	(42.2	) bps

ROA excluding realized losses and DAC Unlock	69.6	bps	69.9	bps	34.2	bps	72.6	bps

Institutional
Institutional ROA	(66.8	) bps	(255.6	) bps	(75.8	) bps	(118.5	) bps
Effect of net realized losses, net of tax and DAC on ROA [1]	(63.2	) bps	(255.6	) bps	(69.5	) bps	(129.2	) bps

ROA excluding realized losses	(3.6	) bps	—		(6.3	) bps	10.7	bps

[1]	See “Realized Capital Gains and Losses by Segment” table within the Life Section of the MD&A.

[2]	See Unlock and Sensitivity Analysis within the Critical Accounting Estimates section of the MD&A.

[3]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

•
The decrease in Individual Annuity’s ROA, excluding realized losses and DAC Unlock, reflects higher DAC rates due to lower actual gross profits over the past year; lower tax benefits, primarily related to the dividends received deduction (“DRD”); and for the nine months ended September 30, 2009 significant losses on limited partnership and other alternative investments.

•
The increase in Individual Life’s after-tax margin, excluding realized losses and DAC Unlock, for the three months ended September 30, 2009 was primarily due to the recognition of tax benefits associated with the DRD. For the nine months ended September 30, 2009 the after-tax margin decreased primarily due to reserve increases on secondary guaranteed universal life insurance products, lower fees from equity market declines and lower net investment income from limited partnership and other alternative investments, partially offset by increased cost of insurance charges, favorable mortality volatility and life insurance in-force growth.

•
The decrease in Retirement Plans ROA, excluding realized losses and DAC Unlock for the three months ended September 30, 2009, was primarily driven by lower fees from equity market declines. For the nine months ended September 30, 2009, the decrease in ROA, excluding realized losses and DAC Unlock was driven by lower returns on limited partnership and other alternative investments and lower fees from equity market declines.

•
The decrease in Group Benefits after-tax margin, excluding realized losses, for the three months ended September 30, 2009 was primarily due to higher commission expenses. For the nine months ended September 30, 2009, the after-tax margin, excluding realized losses decreased primarily due to the unfavorable loss ratio and higher commission expenses.

•
International-Japan ROA, for the nine months ended September 30, 2009, excluding realized losses and DAC Unlock, declined primarily due to 3 Win related charges of $40, after-tax, in the first quarter of 2009. Excluding the effects of the 3 Win charge ROA would have been 49.3 bps. The decline of ROA excluding the 3 Win charge is due to lower surrender fees due to a reduction in lapses, an increase in the DAC amortization rate due to lower actual gross profits and a higher benefit margin.

•	The decrease in Institutional’s ROA, excluding realized losses, is primarily due to lower yields on investments and a decline in income from limited partnership and other alternative investments.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Life Operating Summary	2009	2008	Change	2009	2008	Change
Earned premiums	$1,068	$1,335	(20%)	$3,500	$3,869	(10%)
Fee income	1,136	1,329	(15%)	3,359	4,042	(17%)
Net investment income (loss):
Securities, available-for-sale and other	748	759	(1%)	2,176	2,407	(10%)
Equity securities, trading [1]	638	(3,415)	NM	2,437	(5,840)	NM

Total net investment income (loss)	1,386	(2,656)	NM	4,613	(3,433)	NM
Net realized capital losses	(1,126)	(2,012)	44%	(1,090)	(3,460)	68%

Total revenues [2]	2,464	(2,004)	NM	10,382	1,018	NM
Benefits, losses and loss adjustment expenses	1,421	2,045	(31%)	5,834	5,523	6%
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	638	(3,415)	NM	2,437	(5,840)	NM
Amortization of deferred policy acquisition costs and present value of future profits	172	1,404	(88%)	2,064	1,634	26%
Insurance operating costs and other expenses	807	838	(4%)	2,403	2,518	(5%)

Total benefits, losses and expenses	3,038	872	NM	12,738	3,835	NM
Loss before income taxes	(574)	(2,876)	80%	(2,356)	(2,817)	16%
Income tax benefit	(251)	(1,061)	76%	(951)	(1,181)	19%

Net loss [3]	$(323)	$(1,815)	82%	$(1,405)	$(1,636)	14%

[1]
Net investment income (loss) includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

[2]	The transition impact related to the adoption of fair value accounting guidance was a reduction in revenues of $650 for the nine months ended September 30, 2008.

[3]	The transition impact related to the adoption of fair value accounting guidance was a reduction in net income of $220 for the nine months ended September 30, 2008.
Three months ended September 30, 2009 compared to the three months ended September 30, 2008
The decrease in Life’s net loss was due to the following:
•
Realized losses decreased as compared to the comparable prior year period primarily due to higher impairments on investment securities in the third quarter 2008. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Operating Section of the MD&A.

•
Lower amortization of DAC as a result of third quarter 2008, after-tax, charges of $740 in the DAC component of the Unlock as compared to third quarter 2009, after-tax, charges of $11 in the DAC component of the Unlock.

•
Reductions in benefits, losses and loss adjustment expenses on a comparable year basis are attributed to the third quarter 2008, after-tax, Unlock charges of $168 as compared to third quarter 2009, after-tax, Unlock benefit of $91.

•	Earned premiums decreased as ratings downgrades reduced payout annuity sales in the Institutional segment.
•	Declines in assets under management, primarily driven by market depreciation during the last twelve months, drove declines in fee income in the Retail segment.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
The decrease in Life’s net loss was due to the following:
•
Realized losses decreased in the first nine months of 2009 as compared to realized losses in the comparable prior year period. For further discussion, please refer to the Realized Capital Gains and Losses by Segment table under the Life Operating Section of the MD&A.

•	DAC amortization increased from the prior year comparable period as a result of higher realized capital losses which reduced actual gross profits in 2008.
•	Declines in assets under management in Retail, primarily driven by market depreciation during the last twelve months, drove declines in fee income in the Retail segment.
•
Net investment income on securities, available-for-sale, and other declined primarily due to declines in limited partnership and other alternative investments and fixed maturities income, as well as increased asset allocation to shorter term positions at lower yields. See Investment Results for further discussion.

Investment Results
The primary investment objective of Life’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations.
The following table presents Life’s invested assets by type.

Composition of Invested Assets
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$45,927	71.7%	$45,182	71.3%
Equity securities, AFS, at fair value	690	1.1%	711	1.1%
Mortgage loans	5,365	8.4%	5,684	9.0%
Policy loans, at outstanding balance	2,209	3.4%	2,208	3.5%
Limited partnerships and other alternative investments	860	1.3%	1,129	1.8%
Other investments [1]	1,513	2.4%	1,473	2.3%
Short-term investments	7,478	11.7%	6,937	11.0%

Total investments excl. equity securities, trading	64,042	100.0%	63,324	100.0%
Equity securities, trading, at fair value [2]	33,463		30,820

Total investments	$97,505		$94,144

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased primarily due to equity securities, trading, resulting from improved market performance of the underlying investments as the yen strengthened. Total investments, excluding equity securities, trading, increased primarily due to improved security valuations on fixed maturities due to credit spread tightening partially offset by the unwind of the term lending program of approximately $2.3 billion. Additionally, short-term investments increased primarily in preparation for funding liability outflows, as well as the contribution to Life of approximately $500 of funds initially received by the Company from the U.S. Department of Treasury’s Capital Purchase Program. For further information on the Capital Purchase Program, see the Capital Resources and Liquidity Section of the MD&A. Partially offsetting the increase in fixed maturities and short-term investments were declines in mortgage loans resulting from valuation allowances and maturities, as well as declines in limited partnerships and other alternative investments due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets.
The following table summarizes Life’s net investment income (loss).

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$594	4.6%	$718	5.4%	$1,861	4.6%	$2,184	5.4%
Equity securities, AFS	17	8.0%	17	5.2%	48	7.4%	73	7.0%
Mortgage loans	68	5.0%	71	5.4%	208	5.0%	214	5.7%
Policy loans	36	6.5%	34	6.3%	108	6.5%	101	6.3%
Limited partnerships and other alternative investments	(20)	(8.0%)	(59)	(16.8%)	(186)	(23.1%)	(67)	(6.7%)
Other [3]	78		(3)		198		(44)
Investment expense	(25)		(19)		(61)		(54)

Total net investment income excl. equity securities, trading	748	4.4%	759	4.8%	2,176	4.2%	2,407	5.2%
Equity securities, trading	638		(3,415)		2,437		(5,840)

Total net investment income (loss)	$1,386		$(2,656)		$4,613		$(3,433)

[1]
Yields calculated using annualized net investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding collateral received associated with the securities lending program and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]
Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities. Also includes fees associated with securities lending activities of $0 and $4, for the three and nine months ended September 30, 2009, respectively, and $11 and $50 for the three and nine months ended September 30, 2008, respectively. The income from securities lending activities is included within fixed maturities.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008
Net investment income, excluding equity securities, trading, decreased slightly primarily due to lower income on fixed maturities as a result of increased allocation to short-term investments and lower yields on variable rate securities due to declines in short-term interest rates. This decline was partially offset by income from interest rate swaps reported above as other income, as well as decreased losses on limited partnerships and other alternative investments primarily on hedge fund and private equity investments.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Net investment income, excluding equity securities, trading, decreased primarily due to lower income on fixed maturities and limited partnerships and other alternative investments, partially offset by other income. The decline in fixed maturity income was primarily due to increased allocation to short-term investments and lower yields on variable rate securities due to declines in short-term interest rates. The decline in limited partnerships and other alternative investment income was largely due to negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. These losses were partially offset by income from interest rate swaps reported above as other income.
The increase in net investment income on equity securities, trading, for the three and nine months ended September 30, 2009 compared to the prior year periods was primarily attributed to the market performance of the underlying investment funds supporting the Japanese variable annuity product.

Realized Capital Gains and Losses by Segment
Life includes net realized capital gains and losses in each reporting segment. Following is a summary of the types of realized gains and losses by segment:
Net realized gains (losses) for three months ended September 30, 2009

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gross gains on sales	$29	$12	$10	$23	$3	$37	$16	$130
Gross losses on sales	(24)	(11)	(2)	(9)	(3)	(8)	(10)	(67)
Net OTTI losses	(111)	(28)	(83)	(33)	(15)	(168)	(15)	(453)
Japanese fixed annuity contract hedges, net	—	—	—	—	(7)	—	—	(7)
Periodic net coupon settlements on credit derivatives/Japan	(4)	(1)	(2)	(1)	8	(2)	(2)	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(198)	—	—	—	8	—	—	(190)
Macro hedge program	(282)	—	—	—	(46)	—	—	(328)

Total results of variable annuity hedge program	(480)	—	—	—	(38)	—	—	(518)
Other, net	(27)	(8)	(12)	(12)	(104)	(4)	(40)	(207)

Total net realized capital losses	(617)	(36)	(89)	(32)	(156)	(145)	(51)	(1,126)
Income tax benefit and DAC	(118)	(12)	(40)	(12)	(49)	(51)	(19)	(301)

Total net realized losses, net of tax and DAC	$(499)	$(24)	$(49)	$(20)	$(107)	$(94)	$(32)	$(825)

Net realized gains (losses) for three months ended September 30, 2008

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gross gains on sales	$6	$11	$1	$7	$2	$16	$1	$44
Gross losses on sales	(22)	(11)	(12)	(7)	(1)	(26)	(10)	(89)
Net OTTI losses	(329)	(175)	(174)	(428)	(84)	(498)	(72)	(1,760)
Japanese fixed annuity contract hedges, net	—	—	—	—	36	—	—	36
Periodic net coupon settlements on credit derivatives/Japan	(1)	—	(1)	(1)	(8)	—	3	(8)
Results of variable annuity hedge program
GMWB derivatives, net	(116)	—	—	—	(17)	—	—	(133)
Macro hedge program	19	—	—	—	5	—	—	24

Total results of variable annuity hedge program	(97)	—	—	—	(12)	—	—	(109)
Other, net	(40)	5	5	(12)	—	(97)	13	(126)

Total net realized capital losses	(483)	(170)	(181)	(441)	(67)	(605)	(65)	(2,012)
Income tax benefit and DAC	(200)	(59)	(58)	(154)	(31)	(211)	(22)	(735)

Total net realized losses, net of tax and DAC	$(283)	$(111)	$(123)	$(287)	$(36)	$(394)	$(43)	$(1,277)

Net realized gains (losses) for nine months ended September 30, 2009

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gross gains on sales	$81	$23	$28	$38	$61	$66	$52	$349
Gross losses on sales	(314)	(33)	(39)	(15)	(57)	(119)	(27)	(604)
Net OTTI losses	(196)	(41)	(130)	(51)	(21)	(406)	(59)	(904)
Japanese fixed annuity contract hedges, net	—	—	—	—	28	—	—	28
Periodic net coupon settlements on credit derivatives/Japan	(12)	(3)	(6)	(2)	5	(6)	(5)	(29)
Results of variable annuity hedge program
GMWB derivatives, net	1,017	—	—	—	53	—	—	1,070
Macro hedge program	(596)	—	—	—	(96)	—	—	(692)

Total results of variable annuity hedge program	421	—	—	—	(43)	—	—	378
Other, net	(135)	(62)	(81)	(40)	89	(14)	(65)	(308)

Total net realized capital gains (losses)	(155)	(116)	(228)	(70)	62	(479)	(104)	(1,090)
Income tax expense (benefit) and DAC	287	(46)	(95)	(25)	33	(167)	(38)	(51)

Total net realized gains (losses), net of tax and DAC	$(442)	$(70)	$(133)	$(45)	$29	$(312)	$(66)	$(1,039)

Net realized gains (losses) for nine months ended September 30, 2008

		Individual	Retirement	Group
	Retail	Life	Plans	Benefits	International	Institutional	Other	Total
Gross gains on sales	$26	$13	$8	$20	$1	$29	$31	$128
Gross losses on sales	(50)	(26)	(33)	(22)	(11)	(73)	(29)	(244)
Net OTTI losses	(393)	(207)	(210)	(468)	(106)	(649)	(82)	(2,115)
Japanese fixed annuity contract hedges, net	—	—	—	—	13	—	—	13
Periodic net coupon settlements on credit derivatives/Japan	(3)	(1)	(2)	(1)	(26)	1	6	(26)
Fair value measurement transition impact	(616)	—	—	—	(34)	—	—	(650)
Results of variable annuity hedge program
GMWB derivatives, net	(241)	—	—	—	(15)	—	—	(256)
Macro hedge program	24	—	—	—	5	—	—	29

Total results of variable annuity hedge program	(217)	—	—	—	(10)	—	—	(227)
Other, net	(58)	(6)	1	(43)	(5)	(219)	(9)	(339)

Total net realized capital losses	(1,311)	(227)	(236)	(514)	(178)	(911)	(83)	(3,460)
Income tax benefit and DAC	(735)	(82)	(87)	(180)	(81)	(319)	(29)	(1,513)

Total net realized losses, net of tax and DAC	$(576)	$(145)	$(149)	$(334)	$(97)	$(592)	$(54)	$(1,947)

For the three and nine months ended September 30, 2009 and 2008, the circumstances giving rise to Life’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•     Gross gains and losses on sales for the three and nine months ended September 30, 2009 were predominantly within corporate securities resulting primarily from efforts to reduce portfolio risk and within U.S. Treasuries in order to reallocate the portfolio to securities with more favorable return profiles.

•     Gross gains on sales for the three and nine months ended September 30, 2008 were predominantly within fixed maturities and were primarily comprised of corporate securities. Gross losses on sales were primarily comprised of corporate securities, CMBS and municipal securities. Gross gains and losses on sales primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk Section of the MD&A.

Variable annuity hedge program
•     For the three months ended September 30, 2009, the Company recorded a loss of $190 on GMWB derivatives, net, comprised of a loss of $103 related to the Company’s GMWB reinsurance recoverable and a loss of $478 related to the Company’s GMWB dynamic hedging program partially offset by a gain of $391 related to the decrease in the liability for GMWB. Increasing equity markets resulted in a loss of $328 related to the Company’s macro hedge program.

•     For the nine months ended September 30, 2009, the Company recorded a gain of $1.1 billion on GMWB derivatives, net, comprised of a gain of $3.7 billion related to the decrease in the liability for GMWB, significantly offset by a loss of $788 related to the Company’s GMWB reinsurance recoverable and a loss of $1.9 billion related to the Company’s GMWB dynamic hedging program. Increasing equity markets resulted in a loss of $692 related to the Company’s macro hedge program. For further information, see Investments and Derivative Instruments in Note 5 of the Notes to Condensed Consolidated Financial Statements. In addition, see the Company’s variable annuity hedging program sensitivity disclosures within Capital Markets Risk Management section of the MD&A.

Other, net
•     Other, net losses for the three months ended September 30, 2009 primarily resulted from transactional foreign currency losses of $99, predominately on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI. Also included were net additions to valuation allowances on impaired mortgage loans of $43.

•     Other, net losses for the nine months ended September 30, 2009 primarily resulted from net losses of $246 on credit derivatives driven by credit spread tightening and net additions to valuation allowances on impaired mortgage loans of $144. These losses were partially offset by transactional foreign currency gains of $80, predominately on the internal reinsurance of the Japan variable annuity business.

•     Other, net losses for the three and nine months ended September 30, 2008 were primarily related to net losses on credit derivatives of $106 and $314, respectively, due to significant credit spread widening on credit derivatives that assume credit exposure. Also included were derivative related losses of $39 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

RETAIL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$526	$723	(27%)	$1,560	$2,229	(30%)
Earned premiums	2	11	(82%)	—	(2)	100%
Net investment income	198	184	8%	556	567	(2%)
Net realized capital losses	(617)	(483)	(28%)	(155)	(1,311)	88%

Total revenues [1]	109	435	(75%)	1,961	1,483	32%
Benefits, losses and loss adjustment expenses	132	351	(62%)	1,078	741	45%
Insurance operating costs and other expenses	263	294	(11%)	768	933	(18%)
Amortization of deferred policy acquisition costs and present value of future profits	20	1,118	(98%)	1,373	1,130	22%

Total benefits, losses and expenses	415	1,763	(76%)	3,219	2,804	15%
Loss before income taxes	(306)	(1,328)	77%	(1,258)	(1,321)	5%
Income tax benefit	(134)	(506)	74%	(534)	(592)	10%

Net loss [2]	$(172)	$(822)	79%	$(724)	$(729)	1%

Assets Under Management
Individual variable annuity account values				$83,315	$92,250	(10%)
Individual fixed annuity and other account values				12,084	10,687	13%
Other retail products account values [3]				—	500	(100%)

Total account values [4]				95,399	103,437	(8%)
Retail mutual fund assets under management				40,127	40,903	(2%)
Other mutual fund assets under management				1,123	2,084	(46%)

Total mutual fund assets under management				41,250	42,987	(4%)

Total assets under management				$136,649	$146,424	(7%)

[1]	During the nine months ended September 30, 2008, the transition impact related to the adoption of fair value accounting guidance was a reduction in revenues of $616.

[2]	During the nine months ended September 30, 2008, the transition impact related to the adoption of fair value accounting guidance was a reduction in net income of $209.

[3]	Specialty products / Other transferred to International, effective January 1, 2009 on a prospective basis.

[4]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net loss improved for the three months ended September 30, 2009 primarily related to the third quarter 2009 DAC Unlock benefit of $69 compared with the third quarter 2008 DAC Unlock charge of $732, partially offset by higher realized capital losses and lower variable annuity and mutual fund fee income. The DAC Unlock benefit was driven primarily by improvements in equity markets throughout the second and third quarters of 2009. Net loss decreased slightly for the nine months ended September 30, 2009 as decreases from the impacts of equity market declines on variable annuity and mutual fund fee income and higher 2009 individual annuity DAC amortization rate due to assumption changes from the DAC Unlocks and lower gross profits were offset by lower net realized capital losses due primarily to gains on GMWB derivatives and the transition impact related to the adoption of fair value accounting guidance, which resulted in the recognition of $616 of net realized capital losses in the nine months ended September 30, 2008.
Net realized capital losses worsened for the three months ended September 30, 2009, primarily due to the U.S. variable annuity hedge program, partially offset by lower impairment levels. Net realized capital losses improved for the nine months ended September 30, 2009 primarily due to gains in the variable annuity hedge program of $421 in 2009 compared with losses of $217 in 2008; as well as the recognition of $616 of losses associated with the transition impact related to the adoption of fair value accounting guidance.

For further discussion of realized capital losses, see the Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. For further discussion of the 2009 and 2008 DAC Unlocks, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income and other
•     For the three and nine months ended September 30, 2009, fee income and other decreased primarily as a result of lower variable annuity and mutual fund fee income due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $1.8 billion and net outflows of $7.1 billion during the last 12 months. Net outflows were driven by decreased sales, and continued surrender activity resulting from the aging of the variable annuity in-force block of business. The decline in mutual fund assets under management is primarily driven by market depreciation of $1.1 billion, partially offset by $408 of net flows during the last 12 months.

Net investment income	• For the three months ended September 30, 2009 net investment income increased primarily due to lower losses from limited partnerships and other alternative investments.

•     For the nine months ended September 30, 2009 net investment income decreased primarily due to a decline in income from limited partnerships and other alternative investments, combined with lower yields on fixed maturities primarily due to interest rate declines and maintaining a greater percentage of short-term investments in the asset portfolio, partially offset by an increase in general account assets.

Benefits, losses and loss adjustment expenses
•     For the three months ended September 30, 2009 benefits, losses and loss adjustment expenses decreased primarily as a result of the impacts of the third quarter 2009 and 2008 Unlocks. The 2009 Unlock reduced death benefit expense, while the 2008 Unlock increased death benefit expense.

•     For the nine months ended September 30, 2009, benefits, losses and loss adjustment expenses increased primarily as a result of the net impact of the Unlocks over the last twelve months, which increased the benefit ratio used in the calculation of GMDB reserves.

Insurance operating costs and other expenses
•     For the three and nine months ended September 30, 2009, insurance operating costs and other expenses decreased primarily as a result of lower asset based trail commissions due to equity market declines, as well as ongoing efforts to actively reduce operating expenses.

Amortization of DAC
•     For the three months ended September 30, 2009, amortization of DAC decreased primarily due to the impact of the third quarter 2009 Unlock benefit as compared to the third quarter of 2008 Unlock charge.

•     For the nine months ended September 30, 2009, amortization of DAC increased primarily due to the higher individual annuity DAC amortization rate in 2009 as compared to 2008 due primarily to Unlock assumption changes made over the last twelve months and lower gross profits in 2009. Additionally, the adoption of fair value accounting guidance at the beginning of the first quarter of 2008 resulted in a DAC benefit.

Income tax benefit
•     For the three and nine months ended September 30, 2009, the income tax benefit is primarily due to the pre-tax losses driven by the factors discussed previously. For the three months ended September 30, 2009, the decline in tax benefits is relatively consistent with the improvement in pre-tax losses. For the nine months ended September 30, 2009, tax benefits declined primarily due to lower DRD benefit. The difference from a 35% tax rate is primarily due to the recognition of tax benefits associated with the DRD and foreign tax credits.

INDIVIDUAL LIFE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$248	$220	13%	$778	$675	15%
Earned premiums	(22)	(15)	(47%)	(61)	(52)	(17%)
Net investment income	86	84	2%	249	264	(6%)
Net realized capital losses	(36)	(170)	79%	(116)	(227)	49%

Total revenues	276	119	132%	850	660	29%
Benefits, losses and loss adjustment expenses	165	159	4%	476	466	2%
Insurance operating costs and other expenses	44	49	(10%)	138	147	(6%)
Amortization of deferred policy acquisition costs and present value of future profits	80	73	10%	260	142	83%

Total benefits, losses and expenses	289	281	3%	874	755	16%
Loss before income taxes	(13)	(162)	92%	(24)	(95)	75%
Income tax benefit	(17)	(60)	72%	(26)	(43)	40%

Net income (loss)	$4	$(102)	NM	$2	$(52)	NM

Account Values
Variable universal life insurance				$5,552	$5,848	(5%)
Universal life/interest sensitive whole life				4,965	4,663	6%
Modified guaranteed life and other				626	660	(5%)

Total account values				$11,143	$11,171	—

Life Insurance In-Force
Variable universal life insurance				$75,667	$78,809	(4%)
Universal life/interest sensitive whole life				53,906	51,355	5%
Term life				68,388	60,261	13%
Modified guaranteed life and other				928	936	(1%)

Total life insurance in-force				$198,889	$191,361	4%

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net income (loss) increased for the three and nine months ended September 30, 2009, driven primarily by lower net realized capital losses and the impact of the Unlocks. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income (loss):

Fee income and other
•     Fee income and other increased for the three and nine months ended September 30, 2009 primarily due to an increase in cost of insurance charges of $9 and $31, respectively, as a result of growth in guaranteed universal life insurance in-force. Also contributing to these increases was the impact of the 2009 Unlocks, partially offset by lower variable life fees as a result of equity market declines.

Earned premiums
•     Earned premiums, which include premiums for ceded reinsurance, decreased for the three and nine months ended primarily due to increased ceded reinsurance premiums due to aging and growth in life insurance in-force.

Net investment income
•     Net investment income was higher for the three months ended September 30, 2009 primarily due to lower losses from limited partnership and other alternative investments. Net investment income was lower for the nine months ended September 30, 2009 primarily due to higher losses from limited partnership and other alternative investments, combined with lower yields on fixed maturity investments, partially offset by growth in general account values.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses for the three and nine months ended September 30, 2009 increased slightly over the prior year periods primarily due to reserve increases on secondary guaranteed universal life products. Partially offsetting the nine month increase was lower death benefits related to favorable mortality experience.

Insurance operating costs and other expenses	• For the three and nine months ended September 30, 2009, insurance operating costs and other expenses decreased as a result of continued active expense management efforts.

Amortization of DAC
•     For the three and nine months ended September 30, 2009, the increase in DAC amortization was primarily attributed to additional Unlock charges in 2009 compared to 2008. DAC amortization had a partial offset in amortization of deferred revenues, included in fee income.

Income tax benefit
•     For the three and nine months ended September 30, 2009, income tax benefit decreased as a result of improved earnings before income taxes primarily due to lower net realized capital losses and the effects of the 2009 Unlocks. The effective tax rate differs from the statutory rate of 35% for the three and nine months ended September 30, 2009 and 2008 primarily due to the recognition of the DRD.

RETIREMENT PLANS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$83	$94	(12%)	$234	$259	(10%)
Earned premiums	1	1	—	3	3	—
Net investment income	80	87	(8%)	237	267	(11%)
Net realized capital losses	(89)	(181)	51%	(228)	(236)	3%

Total revenues	75	1	NM	246	293	(16%)
Benefits, losses and loss adjustment expenses	62	69	(10%)	204	200	2%
Insurance operating costs and other expenses	81	95	(15%)	241	248	(3%)
Amortization of deferred policy acquisition costs and present value of future profits	(15)	94	NM	63	93	(32%)

Total benefits, losses and expenses	128	258	(50%)	508	541	(6%)
Loss before income taxes	(53)	(257)	79%	(262)	(248)	(6%)
Income tax benefit	(19)	(97)	80%	(100)	(114)	12%

Net loss	$(34)	$(160)	79%	$(162)	$(134)	(21%)

Assets Under Management
403(b)/457 account values				$10,760	$11,432	(6%)
401(k) account values				15,339	13,736	12%

Total account values [1]				26,099	25,168	4%
403(b)/457 mutual fund assets under management				207	104	99%
401(k) mutual fund assets under management				16,441	18,022	(9%)

Total mutual fund assets under management				16,648	18,126	(8%)

Total assets under management				$42,747	$43,294	(1%)

Total assets under administration — 401(k)				$5,867	$5,853	—

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net loss for the three months ended September 30, 2009 decreased primarily due to lower net realized capital losses, along with the third quarter 2009 DAC Unlock of $0 compared to the third quarter 2008 DAC Unlock charge of $49. Net loss in Retirement Plans increased for the nine months ended September 30, 2009 due to lower net investment income and fee income. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A. For further discussion of the DAC Unlock, see the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income and other	• For the three and nine months ended September 30, 2009, fee income and other decreased primarily due to lower average account values.

Net investment income
•     For the three months ended September 30, 2009, net investment income decreased primarily as a result of lower yields on fixed maturity investments. For the nine months ended September 30, 2009, net investment income decreased primarily as a result of lower yields on fixed maturity investments and lower limited partnership and other alternative investment returns.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2009 due to expense management initiatives and higher expenses incurred in the prior year period associated with the acquired businesses. Partially offsetting this favorability for the nine months ended September 30, 2009 is that 2009 includes a full nine months of operating expenses associated with the businesses acquired in the latter part of the first quarter of 2008.

Amortization of DAC
•     Amortization of deferred policy acquisition costs and present value of future profits decreased for the three months ended September 30, 2009 as a result of a higher DAC Unlock charge in the third quarter of 2008 as compared to an Unlock of $0 in the third quarter of 2009.

Income tax benefit
•     For the three months ended September 30, 2009 the income tax benefit is lower than the prior year periods income tax benefit due to a lower loss before income taxes primarily due to decreased realized capital losses and the DAC Unlock change in the third quarter of 2008. The effective tax rate differs from the statutory rate of 35% for the three and nine months ended September 30, 2009 and September 30, 2008 primarily due to the recognition of the DRD.

GROUP BENEFITS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Premiums and other considerations	$1,069	$1,109	(4%)	$3,281	$3,283	—
Net investment income	105	111	(5%)	298	330	(10%)
Net realized capital losses	(32)	(441)	93%	(70)	(514)	86%

Total revenues	1,142	779	47%	3,509	3,099	13%
Benefits, losses and loss adjustment expenses	742	780	(5%)	2,424	2,379	2%
Insurance operating costs and other expenses	295	283	4%	846	838	1%
Amortization of deferred policy acquisition costs	16	15	7%	45	42	7%

Total benefits, losses and expenses	1,053	1,078	(2%)	3,315	3,259	2%
Income (loss) before income taxes	89	(299)	NM	194	(160)	NM
Income tax expense (benefit)	24	(113)	NM	46	(82)	NM

Net income (loss)	$65	$(186)	NM	$148	$(78)	NM

Earned Premiums and Other
Fully insured — ongoing premiums	$1,059	$1,099	(4%)	$3,251	$3,255	—
Buyout premiums	—	1	(100%)	—	1	(100%)
Other	10	9	11%	30	27	11%

Total earned premiums and other	$1,069	$1,109	(4%)	$3,281	$3,283	—

Ratios, excluding buyouts
Loss ratio	69.4%	70.3%		73.9%	72.5%
Loss ratio, excluding financial institutions	74.0%	74.8%		78.2%	77.1%
Expense ratio	29.1%	26.9%		27.2%	26.8%
Expense ratio, excluding financial institutions	22.9%	22.1%		22.5%	22.3%
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
The increase in net income (loss) for the three and nine months ended September 30, 2009, was primarily due to lower realized capital losses in 2009 as compared to 2008. For further discussion, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net income (loss):

Premiums and other considerations	• Premiums and other considerations decreased for the three and nine months ended September 30, 2009, primarily due to reductions in the covered lives within our customer base.

Net investment income
•     For the three months ended September 30, 2009, net investment income decreased primarily as a result of lower yields on fixed maturity investments. Additionally, net investment income decreased for the nine months ended September 30, 2009 due to lower limited partnership and other alternative investment returns.

Benefits, losses and loss adjustment expenses/Loss ratio
•     The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) decreased for the three months ended September 30, 2009 primarily due to favorable mortality experience. For the nine months ended September 30, 2009, the segment’s loss ratio increased primarily due to unfavorable morbidity experience, which was largely the result of unfavorable reserve development from the 2008 incurral loss year. Although the 2008 development was unfavorable, the 2008 loss year continues to perform within the normal range of volatility.

Expense ratio
•     The segment’s expense ratio, excluding buyouts increased for the three and nine months ended September 30, 2009 compared to the prior year due primarily to a commission accrual adjustment recorded in the third quarter of 2009 on the financial institutions business.

INTERNATIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income	$222	$225	(1%)	$605	$684	(12%)
Earned premiums	(2)	(2)	—	(5)	(7)	29%
Net investment income	45	34	32%	141	104	36%
Net realized capital gains (losses)	(156)	(67)	(133%)	62	(178)	NM

Total revenues [1]	109	190	(43%)	803	603	33%
Benefits, losses and loss adjustment expenses	39	157	(75%)	554	188	195%
Insurance operating costs and other expenses	64	84	(24%)	229	234	(2%)
Amortization of deferred policy acquisition costs and present value of future profits	65	99	(34%)	310	211	47%

Total benefits, losses and expenses	168	340	(51%)	1,093	633	73%
Loss before income taxes	(59)	(150)	61%	(290)	(30)	NM
Income tax benefit	(27)	(43)	37%	(84)	(3)	NM

Net loss [2]	$(32)	$(107)	70%	$(206)	$(27)	NM

Assets Under Management — Japan
Japan variable annuity account values [3]				$31,698	$32,706	(3%)
Japan MVA fixed annuity and other account values [3]				4,732	2,416	96%

Total assets under management — Japan				$36,430	$35,122	4%

[1]	The transition impact related to the adoption of fair value accounting guidance was a reduction in revenues of $34 during the nine months ended September 30, 2008.

[2]	The transition impact related to the adoption of fair value accounting guidance was a reduction in net income of $11 during the nine months ended September 30, 2008.

[3]
Japan fixed annuity and other account values include a $2 billion increase as of September 30, 2009 due to the impact of the GMIB pay-out annuity account value trigger for the 3 Win product with a corresponding decrease to Japan variable annuity account values. This payout annuity account value is not expected to generate material future profit or loss to the Company.

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net loss decreased for the three months ended September 30, 2009 as a result of a favorable third quarter 2009 Unlock, partially offset by a decrease in fee income and increased capital losses. Net loss increased for the nine months ended September 30, 2009 due to an unfavorable first quarter 2009 Unlock and lower fee income, partially offset by realized capital gains and a favorable second and third quarter 2009 Unlock. For further discussion on the Unlocks, see the Critical Accounting Estimates section of the MD&A. For further discussion of realized capital gains, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income
•     Fee income decreased $3 and $79, for the three and nine months ended September 30, 2009, respectively. The decrease in fee income for the three and nine months ended September 30, 2009 was driven by lower variable annuity fee income due to a decline in Japan’s variable annuity account values. The decrease in account values over the prior year was attributed to market value depreciation of $2.8 billion and net outflows of $3.6 billion, partially offset by the strengthening of the Yen versus the U.S. Dollar.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses decreased for the three months ended September 30, 2009, as a result of a favorable Unlock in the third quarter of 2009, partially offset by increased claim costs. For the nine months ended September 30, 2009, benefits, losses, and loss adjustment expenses increased, driven by an unfavorable Unlock in the first quarter of 2009, a 3 Win related charge of $39, after-tax, and increased claim cost. For further discussion on the Unlocks, see the Critical Accounting Estimates section of the MD&A.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2009 due to expense savings associated with the restructuring of the International operations.

Amortization of DAC
•     Amortization of DAC decreased for the three months ended September 30, 2009, as a result of a favorable Unlock in the third quarter of 2009. For the nine months ended September 30, 2009, amortization of DAC increased, driven by an unfavorable Unlock in the first quarter of 2009 partially offset by a favorable third quarter Unlock. For further discussion on the Unlocks, see the Critical Accounting Estimates section of the MD&A.

Income tax benefit
•     Income tax benefit declined for the three months ended September 30, 2009 and increased for the nine months ended September 30, 2009 as a result of fluctuating earnings and varying tax rates by country.

INSTITUTIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$28	$40	(30%)	$106	$119	(11%)
Earned premiums	31	241	(87%)	313	671	(53%)
Net investment income	216	240	(10%)	630	813	(23%)
Net realized capital losses	(145)	(605)	76%	(479)	(911)	47%

Total revenues	130	(84)	NM	570	692	(18%)
Benefits, losses and loss adjustment expenses	262	485	(46%)	1,032	1,431	(28%)
Insurance operating costs and other expenses	19	35	(46%)	63	93	(32%)
Amortization of deferred policy acquisition costs and present value of future profits	6	5	20%	13	16	(19%)

Total benefits, losses and expenses	287	525	(45%)	1,108	1,540	(28%)
Loss before income taxes	(157)	(609)	74%	(538)	(848)	37%
Income tax benefit	(56)	(216)	74%	(197)	(305)	35%

Net loss	$(101)	$(393)	74%	$(341)	$(543)	37%

Assets Under Management
Institutional account values [1]				$23,128	$24,496	(6%)
Private Placement Life Insurance account values [1]				33,197	32,866	1%
Mutual fund assets under management				4,453	3,325	34%

Total assets under management				$60,778	$60,687	—

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net loss in Institutional decreased for the three and nine months ended September 30, 2009 as lower net realized capital losses were partially offset by a decline in net investment spread. For further discussion of net realized capital losses, see Realized Capital Gains and Losses by Segment table under Life’s Operating Section of the MD&A. The following other factors contributed to changes in net loss:

Earned premiums
•     Earned premiums decreased for the three and nine months ended September 30, 2009 as ratings downgrades reduced payout annuity sales. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

Net investment income
•     Net investment income declined for the three and nine months ended September 30, 2009. The decline is a result of lower yields on variable rate securities due to declines in short-term interest rates, an increased allocation to lower yielding U.S. Treasuries and short-term investments, and for the nine months ended September 30, 2009, decreased returns on limited partnership and other alternative investments. The lower yield on variable rate securities was partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2009 due to active expense management efforts and reduced information technology expenses.

OTHER

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income and other	$18	$17	6%	$45	$49	(8%)
Net investment income (loss):
Securities available-for sale and other	18	19	(5%)	65	62	5%
Equity securities, trading [1]	638	(3,415)	NM	2,437	(5,840)	NM

Total net investment income (loss)	656	(3,396)	NM	2,502	(5,778)	NM
Net realized capital losses	(51)	(65)	22%	(104)	(83)	(25%)

Total revenues	623	(3,444)	NM	2,443	(5,812)	NM
Benefits, losses and loss adjustment expenses	19	44	(57%)	66	118	(44%)
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	638	(3,415)	NM	2,437	(5,840)	NM
Insurance operating costs and other expenses	41	(2)	NM	118	25	NM

Total benefits, losses and expenses	698	(3,373)	NM	2,621	(5,697)	NM
Loss before income taxes	(75)	(71)	(6%)	(178)	(115)	(55%)
Income tax benefit	(22)	(26)	15%	(56)	(42)	(33%)

Net loss	$(53)	$(45)	(18%)	$(122)	$(73)	(67%)

[1]
Includes investment income (loss) and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

Net investment income on securities available-for-sale and other
•     Net investment income on securities available-for-sale and other increased for the nine months ended September 30, 2009 as compared to the prior year period due to greater declines in yields and income on fixed maturity investments and limited partnerships and other alternative investments, offset by the effects of inter-segment eliminations in 2009.

Net realized capital losses	• See Realized Capital Gains and Losses by Segment table under Life’s Operating section of the MD&A.

Benefits, losses and loss adjustment expenses	• Benefits, losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2009 due to intersegment eliminations of $19 and $49, respectively.

Insurance operating costs and other expenses
•     Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2009 due to restructuring costs that include severance benefits and other costs associated with the suspension of sales in International’s Japan and European operations. Additionally, litigation reserves increased in the third quarter of 2009. See Note 17 of Notes to Condensed Consolidated Financial Statements for further details on the Company’s restructuring, severance and other costs.

PROPERTY & CASUALTY
Executive Overview
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment.
Property & Casualty provides a number of coverages, as well as insurance related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock, fidelity, surety, professional liability and directors and officers’ liability coverages. Property & Casualty also provides automobile, homeowners and home-based business coverage to individuals throughout the United States, as well as insurance-related services to businesses.
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
Premium Measures
Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a measure under both U.S. GAAP and statutory accounting principles. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Earned premium is also recorded net of ceded reinsurance premium. Reinstatement premium represents additional ceded premium paid for the reinstatement of the amount of reinsurance coverage that was reduced as a result of a reinsurance loss payment.
Key Performance Ratios and Measures
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. For a detailed discussion of the Company’s key performance and profitability ratios and measures, see the Property & Casualty Executive Overview section of the MD&A included in The Hartford’s 2008 Form 10-K Annual Report. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2009 and 2008. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ongoing Operations earned premium growth	2009	2008	2009	2008
Personal Lines	1%	(1%)	—	1%
Small Commercial	(6%)	(1%)	(6%)	—
Middle Market	(10%)	(5%)	(8%)	(5%)
Specialty Commercial	(14%)	(6%)	(10%)	(5%)

Total Ongoing Operations	(5%)	(2%)	(4%)	(1%)

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	93.8	91.8	91.4	90.1
Catastrophe ratio
Current year	4.7	12.7	4.3	7.0
Prior years	(0.4)	(0.2)	(0.1)	(0.2)

Total catastrophe ratio	4.4	12.5	4.3	6.8
Non-catastrophe prior year development	(5.2)	(2.6)	(3.4)	(1.9)

Combined ratio	93.0	101.7	92.2	95.1

Other Operations net loss	$(39)	$(108)	$(87)	$(91)

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Ongoing Operations earned premium growth

Personal Lines
•    The change to 1% growth for the three-month period was primarily driven by the effect of new business growth since the first quarter of 2009 beginning to outpace the effect of lower average earned renewal premium per policy on auto business. The change to no growth for the nine-month period was primarily due to a lower earned premium growth rate on AARP business and a steeper earned premium decline on Agency business. The lower earned premium growth rate on AARP business was primarily due to a decrease in premium renewal retention since the third quarter of 2008 and the steeper earned premium decline on Agency was driven by a decrease in premium renewal retention in the first six months of 2009.

Small Commercial
•    The change to a 6% earned premium decline in both the three- and nine-month periods of 2009 was primarily attributable to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last six months of 2008 and first three months of 2009 in all lines, including workers’ compensation, package business and commercial auto.

Middle Market
•    The steeper earned premium decline in both the three- and nine-month periods of 2009 was primarily driven by decreases in general liability and commercial auto due to earned pricing decreases and the effect of a decline in new business and premium renewal retention over the last nine months of 2008 and first six months of 2009. Middle Market workers’ compensation earned premium increased modestly as the effect of an increase in new business written premium over the last six months of 2008 and first six months of 2009 was partially offset by lower earned audit premium.

Specialty Commercial
•    For both the three and nine month periods, earned premium declined in all lines of business, primarily driven by a larger decrease in property earned premium. Effective March 31, 2009, the Company sold its core excess and surplus lines property business to Beazley Group PLC.

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident years development
•    For the three-month period, the 2.0 increase in the combined ratio before catastrophes and prior accident year development was primarily due to a 1.4 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes. For the nine-month period, the 1.3 point increase in the combined ratio before catastrophes and prior accident year development was due primarily to a 1.4 point increase in the expense ratio.

•    The current loss and loss adjustment expense ratio before catastrophes increased by 1.4 points in the three-month period. Among other factors, the increase was driven by an increase for Personal Lines auto and homeowners’ business.

•    The increase in the expense ratio for the nine-month period includes the effects of the decrease in earned premiums, higher amortization of Personal Lines acquisition costs and increased IT costs. The increase in the expense ratio also includes a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes. Partially offsetting these expense increases was a $34 decrease in TWIA assessments related to hurricane Ike and a $26 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits recognized in the nine-month period of 2008.

Catastrophes
•    The catastrophe ratio decreased 8.1 points for the three-month period and decreased 2.5 points for the nine-month period as losses from hurricane Ike in 2008 were higher than catastrophe losses in 2009 from hail and windstorms in Colorado, the Midwest and the Southeast.

Non-catastrophe prior accident years development
•    Favorable reserve development for the three- and nine-month periods in 2009 included, among other reserve changes, the release of reserves for general liability claims, primarily related to accident years 2003 to 2007, the release of reserves for directors’ and officers’ claims for accident years 2003 to 2007 and the release of workers’ compensation reserves, partially offset by strengthening of reserves for Small Commercial package business. See the Reserves Section of the MD&A for a discussion of prior accident year reserve development for Ongoing Operations in 2009.

Other Operations net income (loss)
•
Other Operations reported a lower net loss for the three and nine months ended September 30, 2009 as compared to the respective prior year periods. The lower net loss in the three-month period of 2009 was primarily due to a decrease in net realized capital losses, partially offset by a $22 increase in net unfavorable prior accident year reserve development for environmental reserves. For the nine-month period, the lower net loss was primarily due to a decrease in net realized capital losses and a decrease of $20 in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables. Offsetting these drivers was an increase in net unfavorable prior accident year reserve development for asbestos and environmental reserves and a decrease in net investment income. The nine months ended September 30, 2009 included $138 and $75 of reserve strengthening as a result of the Company’s annual asbestos and environmental evaluations, respectively. In comparison, the nine months ended September 30, 2008 included $50 and $53 of asbestos and environmental reserve strengthening, respectively. See the Other Operations segment MD&A for further discussion.

Investment Results
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
The following table presents Property & Casualty’s invested assets by type.

Composition of Invested Assets
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$22,577	84.1%	$19,775	81.7%
Equity securities, AFS, at fair value	620	2.3%	674	2.8%
Mortgage loans	690	2.6%	785	3.2%
Limited partnerships and other alternative investments	952	3.5%	1,166	4.8%
Other investments [1]	113	0.4%	207	0.9%
Short-term investments	1,902	7.1%	1,597	6.6%

Total investments	$26,854	100.0%	$24,204	100.0%

[1]	Primarily relates to derivative instruments.
Total investments increased primarily due to improved security valuations on fixed maturities due to credit spread tightening, partially offset by rising interest rates and declines in limited partnerships and other alternative investments due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with real estate and private equity markets.
The following table below summarizes Property & Casualty’s net investment income.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$288	4.7%	$364	5.5%	$898	4.9%	$1,092	5.5%
Equity securities, AFS	6	4.4%	17	5.8%	25	6.7%	56	6.2%
Mortgage loans	9	5.0%	11	5.8%	27	4.8%	30	5.6%
Limited partnerships and other alternative investments	(12)	(4.5%)	(42)	(11.8%)	(148)	(17.5%)	(45)	(4.4%)
Other [3]	11		(8)		18		(23)
Investment expense	(8)		(7)		(21)		(19)

Net investment income, before-tax	294	4.3%	335	4.6%	799	4.0%	1,091	4.9%

Net investment income, after-tax [4]	$224	3.3%	$248	3.4%	$616	3.1%	$810	3.7%

[1]
Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding collateral received associated with the securities lending program. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]
Primarily represents income from derivatives that qualify for hedge accounting and hedge fixed maturities. Also includes fees associated with securities lending activities of $0 and $1, for the three and nine months ended September 30, 2009, respectively, and $4 and $22 for the three and nine months ended September 30, 2008, respectively. The income from securities lending activities is included within fixed maturities.

[4]	Due to significant holdings in tax-exempt investments, after-tax net investment income and yield are also included.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008
Net investment income decreased primarily due to lower income on fixed maturities as the result of increased allocation to short-term investments and lower yields on variable rate securities due to declines in short-term interest rates. This decline was partially offset by decreased losses on limited partnerships and other alternative investments primarily on hedge fund and private equity investments, as well as income from interest rate swaps reported above as other income.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Net investment income decreased primarily due to lower income on fixed maturities and limited partnerships and other alternative investments. The decline in fixed maturity income was primarily due to an increased allocation to short-term investments and lower yields on variable rate securities due to declines in short-term interest rates. A portion of this decline was offset by income from interest rate swaps reported above as other income. The decline in limited partnerships and other alternative investment income was primarily due to negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets.
The following table summarizes Property & Casualty’s net realized capital losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross gains on sales	$74	$12	$219	$95
Gross losses on sales	(36)	(82)	(406)	(195)
Net OTTI losses recognized in earnings	(83)	(1,312)	(167)	(1,425)
Periodic net coupon settlements on credit derivatives	(3)	2	(10)	5
Other, net	(42)	(48)	(127)	(111)

Net realized capital losses, before-tax	$(90)	$(1,428)	$(491)	$(1,631)

The circumstances giving rise to Property& Casualty’s net realized capital losses are as follows:

Gross gains and losses on sales
•    Gross gains on sales for the three and nine months ended September 30, 2009 were primarily comprised of corporate, government and municipal securities. Gross losses on sales were primarily within financial services, CMBS and government securities. These sales resulted primarily from efforts to reduce portfolio risk and reallocate the portfolio to securities with more favorable return profiles.

•    Gross gains on sales for the three and nine months ended September 30, 2008 were predominantly within fixed maturities and were comprised of corporate and municipal securities. Gross losses on sales were primarily comprised of financial services securities. Gross gains and losses on sale primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk Section of the MD&A.

Other, net
•    Other, net losses for the three and nine months ended September 30, 2009 primarily resulted from net losses of $13 and $74, respectively, on credit derivatives driven by credit spread tightening. Also included in the nine months ended September 30, 2009, were net additions to valuation allowances on impaired mortgage loans of $49, partially offset by a gain on the sale of First State Management Group (“FSMG”). For more information regarding the sale of FSMG, refer to Note 15 of the Notes to the Condensed Consolidated Financial Statements.

•    Other, net losses for the three and nine months ended September 30, 2008, were primarily related to net losses on credit derivatives of $42 and $118, respectively, primarily due to significant credit spread widening on credit derivatives that assume credit exposure. Also included were derivative related losses of $7 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

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
While the Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases to be manageable, there is nonetheless the risk that claims under directors’ and officers’ (“D&O”) and errors and omissions (“E&O”) insurance policies incurred in the 2007 and 2008 accident years may develop adversely as the claims are settled. However, so far, the Company has seen no evidence of adverse loss experience related to these events. In fact, reported losses to date for claims under D&O and E&O policies for the 2007 accident year have been emerging favorably to initial expectations. In addition, for the 2003 to 2006 accident years, reported losses for claims under D&O and E&O policies have been emerging favorably to initial expectations due to lower than expected claim severity. The Company released a total of $74 of reserves for D&O and E&O claims in the first nine months of 2009 related to the 2003 to 2007 accident years. Any continued favorable emergence of claims under D&O and E&O insurance policies for the 2007 and prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.
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
During the second and third quarters of 2009, the Company increased its estimate of the loss and loss adjustment expense ratio for the 2009 accident year on personal auto liability claims, strengthening prior quarter reserves by $12 in the nine months ended September 30, 2009. The reserves were strengthened primarily as a result of increasing auto claim frequency coupled with lower average earned premium per policy as a result of a shift to more preferred market business which lowers average premium. The increasing frequency trend is still developing and if these trends continue, it is possible that the Company may need to strengthen 2009 accident year reserves in the fourth quarter of 2009.

A roll-forward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,077	$3,626	$4,704	$6,939	$17,346	$4,556	$21,902
Reinsurance and other recoverables	54	168	447	2,001	2,670	835	3,505

Beginning liabilities for unpaid losses and loss adjustment expenses-net	2,023	3,458	4,257	4,938	14,676	3,721	18,397

Provision for unpaid losses and loss adjustment expenses
Current accident year before	695	349	333	209	1,586	—	1,586
catastrophes
Current accident year catastrophes	90	19	6	—	115	—	115
Prior accident years	(25)	(19)	(52)	(39)	(135)	83	(52)

Total provision for unpaid losses and loss adjustment expenses	760	349	287	170	1,566	83	1,649
Payments	(746)	(317)	(328)	(149)	(1,540)	(95)	(1,635)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,037	3,490	4,216	4,959	14,702	3,709	18,411
Reinsurance and other recoverables	53	165	404	2,012	2,634	856	3,490

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,090	$3,655	$4,620	$6,971	$17,336	$4,565	$21,901

Earned premiums	$988	$640	$510	$293	$2,431	$—	$2,431
Loss and loss expense paid ratio [1]	75.5	49.6	64.2	51.4	63.4
Loss and loss expense incurred ratio	76.9	54.5	56.2	58.3	64.4
Prior accident years development (pts) [2]	(2.5)	(3.1)	(10.1)	(13.0)	(5.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Nine Months Ended September 30, 2009
	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,052	$3,572	$4,744	$6,981	$17,349	$4,584	$21,933
Reinsurance and other recoverables	60	176	437	2,110	2,783	803	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,992	3,396	4,307	4,871	14,566	3,781	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,971	1,051	1,023	656	4,701	—	4,701
Current accident year catastrophes	242	48	30	2	322	—	322
Prior accident years	(15)	(4)	(132)	(111)	(262)	204	(58)

Total provision for unpaid losses and loss adjustment expenses	2,198	1,095	921	547	4,761	204	4,965
Payments	(2,153)	(1,001)	(1,012)	(459)	(4,625)	(276)	(4,901)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,037	3,490	4,216	4,959	14,702	3,709	18,411
Reinsurance and other recoverables	53	165	404	2,012	2,634	856	3,490

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,090	$3,655	$4,620	$6,971	$17,336	$4,565	$21,901

Earned premiums	$2,952	$1,935	$1,596	$936	$7,419	$1	$7,420
Loss and loss expense paid ratio [1]	72.9	51.8	63.5	49.1	62.4
Loss and loss expense incurred ratio	74.5	56.6	57.7	58.4	64.2
Prior accident years development (pts) [2]	(0.5)	(0.2)	(8.3)	(11.9)	(3.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2009
Included within prior accident years development for the nine months ended September 30, 2009 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
General liability	$—	$—	$(14)	$—	$(14)	$—	$(14)
Directors’ and officers’ claims	—	—	—	(24)	(24)	—	(24)
Personal auto liability	(20)	—	—	—	(20)	—	(20)
Workers’ compensation	—	(13)	(32)	—	(45)	—	(45)
Net environmental reserves	—	—	—	—	—	75	75
Other reserve re-estimates, net [1]	(5)	(6)	(6)	(15)	(32)	8	(24)

Total prior accident years development for the three months ended September 30, 2009	$(25)	$(19)	$(52)	$(39)	$(135)	$83	$(52)

General liability	$—	$—	$(71)	$—	$(71)	$—	$(71)
Workers’ compensation	—	(13)	(10)	—	(23)	—	(23)
Directors’ and officers’ claims	—	—	—	(50)	(50)	—	(50)
Personal auto liability	(33)	—	—	—	(33)	—	(33)
Homeowners’ claims	18	—	—	—	18	—	18
Package business liability	—	36	—	—	36	—	36
Surety business	—	—	—	25	25	—	25
Net asbestos reserves	—	—	—	—	—	138	138
Uncollectible reinsurance	—	—	—	(20)	(20)	(20)	(40)
Other reserve re-estimates, net [2]	25	(8)	1	(27)	(9)	3	(6)

Total prior accident years development for the six months ended June 30, 2009	$10	$15	$(80)	$(72)	$(127)	$121	$(6)

Total prior accident years development for the nine months ended September 30, 2009	$(15)	$(4)	$(132)	$(111)	$(262)	$204	$(58)

[1]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.

[2]	Includes reserve discount accretion of $12, including $4 in Small Commercial, $4 in Middle Market and $4 in Specialty Commercial.
During the three and nine months ended September 30, 2009, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
Ongoing Operations
•
Released reserves for general liability claims by $85, primarily related to accident years 2003 to 2007, in the nine months ended September 30, 2009. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. During the first nine months of 2009, management determined that the lower level of loss emergence was also evident in accident year 2007 and had continued for accident years 2003 to 2006 and, as a result, the Company reduced the reserves. In addition, during the third quarter of 2009, the Company recognized that the cost of late emerging exposures were likely to be higher than previously expected. Also in the third quarter, the Company recognized additional ceded losses on accident years 1999 and prior. These third quarter events were largely offsetting.

•
Released reserves for professional liability claims by $74, primarily related to accident years 2003 to 2007, in the nine months ended September 30, 2009, including $24 in the third quarter of 2009. Beginning in 2008, the Company observed that claim severity for both D&O and E&O claims for the 2003 to 2006 accident years was developing favorably to previous expectations and the Company released reserves for these accident years in 2008. During the first nine months of 2009, the Company’s updated analysis showed that claim severity for D&O losses in the 2003 to 2007 accident years continued to develop favorably to previous expectations, resulting in a reduction of reserves in each of the first three quarters of 2009.

•
Released reserves for Personal Lines auto liability claims by $53 in the nine months ended September 30, 2009, including $20 in the third quarter of 2009. Beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2005 through 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. In the first six months of 2009, the Company recognized that favorable development in reported severity was a sustained trend and, accordingly, management reduced its reserve estimate by $33, primarily related to accident years 2005 to 2007. The $20 release of reserves in the third quarter of 2009 was principally related to AARP business for the 2006 through 2008 accident years. The reduction in reserves related to accident years 2006 and 2007 reflects a continuation of the favorable severity development trends that were first observed in early 2008. For accident year 2008, management first lowered its estimate in the fourth quarter of 2008, reflecting favorable frequency due to higher gas prices and reduced driving mileage. With the third quarter 2009 release, management now recognizes sustained improvement in reported severity development as accident year 2008 has matured.

•
Released workers’ compensation reserves by $68 in the nine months ended September 30, 2009. The Company released reserves by $45 in the third quarter of 2009, including $32 in Middle Market, primarily related to additional ceded losses on accident years 1999 and prior. During the first quarter of 2009, the Company observed lower than expected expense payments on older accident years. As a result, the Company reduced its estimate by $23 for future expense payments on more recent accident years.

•
The Company reviewed its allowance for uncollectible reinsurance for Ongoing Operations in the second quarter of 2009 and reduced its allowance for Ongoing Operations by $20 driven, in part, by a reduction in gross ceded loss recoverables. The allowance for uncollectible reinsurance for Ongoing Operations is recorded within the Specialty Commercial segment.

•
Strengthened reserves for liability claims under Small Commercial package policies by $16 in the first quarter of 2009, primarily related to allocated loss adjustment expenses for accident years 2000 to 2005 and by $20 in the second quarter of 2009, principally related to allocated loss adjustment expenses for accident years 2007 and 2008. During the first quarter of 2009, the Company identified higher than expected expense payments on older accident years related to the liability coverage. Additional analysis in the second quarter of 2009 showed that this higher level of loss adjustment expense is likely to continue into more recent accident years. As a result, in the second quarter of 2009, the Company increased its estimates for future expense payments for the 2007 and 2008 accident years. In addition, during the third quarter of 2009, the Company recognized the cost of late emerging exposures were likely to be higher than previously expected. Also in the third quarter, the Company recognized a lower than expected frequency of high severity claims. These third quarter events were largely offsetting.

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

Other Operations
See Other Operation’s Asbestos and Environmental Claims Reserve Activity for information concerning the Company’s annual evaluation of these reserves and related reinsurance.

Risk Management Strategy
Refer to the MD&A in The Hartford’s 2008 Form 10-K Annual Report for an explanation of Property & Casualty’s risk management strategy.
Use of Reinsurance
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of September 30, 2009. Refer to the MD&A in The Hartford’s 2008 Form 10-K Annual Report for an explanation of the Company’s primary catastrophe program that renewed on January 1, 2009.

Coverage	Treaty term	% of layer(s) reinsured	Per occurrence limit	Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2009 to 1/1/2010	Varies by layer, but averages 90% across all layers	Aggregates to $750 across all layers	$250
Layer covering property catastrophe losses from a single event	6/1/2009 to 12/31/2009	45.8%	$100	1,000

Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2009 to 6/1/2010	90%	410 [1]	83
Workers’ compensation losses arising from a single catastrophe event	7/1/2009 to 7/1/2010	95%	280	20

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
During 2008, the board of directors of TWIA notified its member companies that it would assess them $430 to cover TWIA losses from hurricane Ike. In the third quarter of 2008, the Company accrued a liability of $27 for its estimate of assessments it would ultimately get from TWIA. In the first quarter of 2009, the Company reduced its estimated assessments by $14, from $27 to $13, resulting in a reduction in insurance operating costs and expenses. The Company estimates that of the $13 of accrued assessments for Ike, it will ultimately be able to recoup $8 through premium tax credits.

TOTAL PROPERTY & CASUALTY

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Earned premiums	$2,431	$2,568	(5%)	$7,420	$7,768	(4%)
Net investment income	294	335	(12%)	799	1,091	(27%)
Other revenues [1]	123	132	(7%)	361	377	(4%)
Net realized capital losses	(90)	(1,428)	94%	(491)	(1,631)	70%

Total revenues	2,758	1,607	72%	8,089	7,605	6%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,586	1,638	(3%)	4,701	4,902	(4%)
Current accident year catastrophes	115	325	(65%)	322	546	(41%)
Prior accident years	(52)	(14)	NM	(58)	(34)	(71%)

Total losses and loss adjustment expenses	1,649	1,949	(15%)	4,965	5,414	(8%)
Amortization of deferred policy acquisition costs	515	523	(2%)	1,556	1,567	(1%)
Insurance operating costs and expenses	185	201	(8%)	536	543	(1%)
Other expenses	159	175	(9%)	481	537	(10%)

Total losses and expenses	2,508	2,848	(12%)	7,538	8,061	(6%)
Income (loss) before income taxes	250	(1,241)	NM	551	(456)	NM
Income tax expense (benefit)	60	(467)	NM	76	(257)	NM

Net income (loss)	$190	$(774)	NM	$475	$(199)	NM

Net Income (Loss)
Ongoing Operations	$229	$(666)	NM	$562	$(108)	NM
Other Operations	(39)	(108)	64%	(87)	(91)	4%

Total Property & Casualty net income (loss)	$190	$(774)	NM	$475	$(199)	NM

[1]	Represents servicing revenue.
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net income (loss)
For the three-month period, net income increased by $964 as a result of an $895 increase in Ongoing Operations’ net income and a $69 decrease in Other Operations’ net loss. For the nine-month period, net income increased by $674 as a result of a $670 increase in Ongoing Operations’ net income and a $4 decrease in Other Operations’ net loss. See the Ongoing Operations segment MD&A and Other Operations MD&A for an analysis of underwriting results and see the Investment Results discussion within the Executive Overview Section of the MD&A for further analysis of investment performance driving the increase in net income.
Income tax expense (benefit)
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Tax provision at U.S. Federal statutory rate	$88	$(434)	$193	$(160)
Tax-exempt interest	(28)	(33)	(85)	(96)
Other, net [1]	—	—	(32)	(1)

Provision for income taxes	$60	$(467)	$76	$(257)

[1]
For the nine months ended September 30, 2009, includes a $17 benefit from a tax true-up recognized in the first quarter of 2009 and a $15 tax benefit from the sale of an equity investment recognized in the second quarter of 2009.

ONGOING OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Written premiums	$2,436	$2,592	(6%)	$7,356	$7,759	(5%)
Change in unearned premium reserve	5	25	(80%)	(63)	(5)	NM

Earned premiums	2,431	2,567	(5%)	7,419	7,764	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	1,586	1,638	(3%)	4,701	4,902	(4%)
Current accident year catastrophes	115	325	(65%)	322	546	(41%)
Prior accident years	(135)	(70)	(93%)	(262)	(160)	(64%)

Total losses and loss adjustment expenses	1,566	1,893	(17%)	4,761	5,288	(10%)
Amortization of deferred policy acquisition costs	515	523	(2%)	1,556	1,567	(1%)
Insurance operating costs and expenses	180	195	(8%)	522	527	(1%)

Underwriting results	170	(44)	NM	580	382	52%
Net servicing income [1]	10	14	(29%)	25	21	19%
Net investment income	254	285	(11%)	678	929	(27%)
Net realized capital losses	(79)	(1,268)	94%	(448)	(1,455)	69%
Other expenses	(47)	(58)	19%	(145)	(180)	19%

Income (loss) before income taxes	308	(1,071)	NM	690	(303)	NM
Income tax expense (benefit)	79	(405)	NM	128	(195)	NM

Net income (loss)	$229	$(666)	NM	$562	$(108)	NM

Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.2	63.8	(1.4)	63.4	63.1	(0.3)
Current accident year catastrophes	4.7	12.7	8.0	4.3	7.0	2.7
Prior accident years	(5.5)	(2.8)	2.7	(3.5)	(2.1)	1.4

Total loss and loss adjustment expense ratio	64.4	73.7	9.3	64.2	68.1	3.9
Expense ratio	28.4	27.3	(1.1)	27.8	26.4	(1.4)
Policyholder dividend ratio	0.2	0.7	0.5	0.2	0.5	0.3

Combined ratio	93.0	101.7	8.7	92.2	95.1	2.9

Catastrophe ratio
Current accident year	4.7	12.7	8.0	4.3	7.0	2.7
Prior accident years	(0.4)	(0.2)	0.2	(0.1)	(0.2)	(0.1)

Total catastrophe ratio	4.4	12.5	8.1	4.3	6.8	2.5

Combined ratio before catastrophes	88.6	89.2	0.6	87.9	88.2	0.3
Combined ratio before catastrophes and prior accident year development	93.8	91.8	(2.0)	91.4	90.1	(1.3)

[1]	Net of expenses related to service business.
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Net income (loss)
Net income increased by $895 and $670 for the three- and nine-month periods, respectively due to a decrease in net realized capital losses and an increase in underwriting results, partially offset by a decrease in net investment income. For analysis of Ongoing Operations’ underwriting results, see the segment MD&A discussions, and for further analysis of investment performance driving the increase in net income, refer to the Investment Results discussion within the Executive Overview Section of the MD&A.

PERSONAL LINES

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Summary	2009	2008	Change	2009	2008	Change
Written premiums	$1,048	$1,024	2%	$3,037	$2,989	2%
Change in unearned premium reserve	60	46	30%	85	48	77%

Earned premiums	988	978	1%	2,952	2,941	—
Losses and loss adjustment expenses
Current accident year before catastrophes	695	634	10%	1,971	1,914	3%
Current accident year catastrophes	90	168	(46%)	242	295	(18%)
Prior accident years	(25)	(9)	(178%)	(15)	(16)	6%

Total losses and loss adjustment expenses	760	793	(4%)	2,198	2,193	—
Amortization of deferred policy acquisition costs	171	159	8%	505	470	7%
Insurance operating costs and expenses	68	71	(4%)	195	200	(3%)

Underwriting results	$(11)	$(45)	76%	$54	$78	(31%)

	Three Months Ended			Nine Months Ended
Premiums	September 30,			September 30,
Written Premiums [1]	2009	2008	Change	2009	2008	Change
Business Unit
AARP	$755	$741	2%	$2,199	$2,144	3%
Agency	280	269	4%	797	798	—
Other	13	14	(7%)	41	47	(13%)

Total	$1,048	$1,024	2%	$3,037	$2,989	2%

Product Line
Automobile	$741	$726	2%	$2,190	$2,153	2%
Homeowners	307	298	3%	847	836	1%

Total	$1,048	$1,024	2%	$3,037	$2,989	2%

Earned Premiums [1]
Business Unit
AARP	$712	$695	2%	$2,124	$2,073	2%
Agency	261	266	(2%)	783	816	(4%)
Other	15	17	(12%)	45	52	(13%)

Total	$988	$978	1%	$2,952	$2,941	—

Product Line
Automobile	$716	$707	1%	$2,131	$2,120	1%
Homeowners	272	271	—	821	821	—

Total	$988	$978	1%	$2,952	$2,941	—

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Premium Measures	2009	2008	2009	2008
Policies in-force end of period
Automobile			2,394,043	2,324,124
Homeowners			1,483,795	1,465,907

Total policies in-force end of period			3,877,838	3,790,031

New business premium
Automobile	$117	$97	$356	$268
Homeowners	$42	$29	$113	$80

Premium Renewal Retention
Automobile	86%	86%	85%	87%
Homeowners	90%	90%	88%	90%

Written Pricing Increase
Automobile	3%	4%	3%	4%
Homeowners	5%	6%	5%	6%

Earned Pricing Increase
Automobile	3%	1%	3%	1%
Homeowners	6%	2%	6%	3%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Ratios and Supplemental Data	2009	2008	Change	2009	2008	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	70.3	64.7	(5.6)	66.8	65.1	(1.7)
Current accident year catastrophes	9.1	17.2	8.1	8.2	10.0	1.8
Prior accident years	(2.5)	(0.9)	1.6	(0.5)	(0.6)	(0.1)

Total loss and loss adjustment expense ratio	76.9	81.1	4.2	74.5	74.6	0.1
Expense ratio	24.2	23.5	(0.7)	23.7	22.8	(0.9)

Combined ratio	101.1	104.6	3.5	98.2	97.3	(0.9)

Catastrophe ratio
Current year	9.1	17.2	8.1	8.2	10.0	1.8
Prior years	(1.0)	0.8	1.8	0.3	0.2	(0.1)

Total catastrophe ratio	8.1	18.1	10.0	8.5	10.2	1.7

Combined ratio before catastrophes	93.0	86.5	(6.5)	89.7	87.2	(2.5)
Combined ratio before catastrophes and prior accident years development	94.5	88.3	(6.2)	90.5	87.9	(2.6)

Other revenues [1]	$38	$33	15%	$110	$96	15%

[1]	Represents servicing revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Combined Ratios	2009	2008	Change	2009	2008	Change
Automobile	98.1	90.5	(7.6)	94.3	92.5	(1.8)
Homeowners	109.2	141.2	32.0	108.2	109.9	1.7

Total	101.1	104.6	3.5	98.2	97.3	(0.9)

Underwriting results, premium measures and ratios
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
For the three-month period, underwriting results improved by $34, with a corresponding 3.5 point decrease in the combined ratio. For the nine-month period, underwriting results decreased by $24, with a corresponding 0.9 point increase in the combined ratio.

Earned premiums
Earned premiums remained relatively flat for the three and nine months ended September 30, 2009, primarily due to earned premium growth in AARP, offset by earned premium decreases in Agency and Other.
•
AARP earned premiums grew $17 and $51, respectively, for the three and nine months ended September 30, 2009, reflecting an increase in earned pricing and an increase in new business since the fourth quarter of 2008, partially offset by a decrease in premium renewal retention since the third quarter of 2008. Contributing to the decrease in premium renewal retention since the third quarter of 2008 was the effect of lower average premium per policy driven by a shift to more preferred market segment business and the effect of the economic downturn on consumer behavior. Among other actions, insureds have been reducing their premiums by raising deductibles, reducing limits, dropping coverage and reducing mileage.

•
Agency earned premiums decreased by $5 and $33, respectively, for the three and nine months ended September 30, 2009 due primarily to a decline in premium renewal retention in the first six months of 2009 due to lower average premium per policy, driven by a shift to more preferred market segment business and the effect of the economic downturn on consumer behavior. Partially offsetting the factors decreasing earned premium was an increase in earned pricing and an increase in new business in the first nine months of 2009.

•	Other earned premiums decreased slightly, for the three and nine months ended September 30, 2009, primarily due to a strategic decision to reduce other affinity business.
Auto earned premiums grew slightly for the three and nine months ended September 30, 2009 as the effect of modest earned pricing increases and an increase in new business over the first nine months of 2009 was largely offset by a decrease in premium renewal retention in the first six months of 2009. The decrease in Auto premium renewal retention was driven by a decline in average premium per policy. Homeowners’ earned premiums were relatively flat as the effect of earned pricing increases and an increase in new business over the first nine months of 2009 was offset by a decline in premium renewal retention over the first six months of 2009, driven by a decline in Agency home policy count retention largely due to the Company’s decision to stop renewing Florida homeowners’ policies.

New business premium
•    Auto new business increased by $20 for the three-month period and by $88 for the nine-month period. Homeowners’ new business premium increased by $13 for the three-month period and by $33 for the nine-month period. AARP new business written premium increased for both auto and home primarily due to increased direct marketing spend, higher auto policy conversion rates and cross-selling homeowners’ insurance to insureds who have auto policies. Agency new business written premium increased for both auto and home primarily due to an increase in the number of agency appointments, an increase in the number of policy quotes and an increase in the policy issue rate for auto.

Premium renewal retention
•    Premium renewal retention for auto remained flat in the three-month period and decreased by 2% in the nine month period. For the nine-month period, auto premium renewal retention decreased in both AARP and Agency, primarily due to the effects on average premium of a shift to more preferred market segment business and consumer actions to lower their premiums. For the three-month period, a decrease in auto premium renewal retention for AARP was offset by an increase in auto premium renewal retention for Agency due largely to an increase in policy count retention on 12-month policies. Premium renewal retention for homeowners remained flat in the three-month period and decreased by 2% in the nine-month period. The decrease in the nine-month period was primarily due to a decrease in policy retention for Agency business largely due to the Company’s decision to stop renewing Florida homeowners’ policies.

Earned pricing increase
•    The changes in earned pricing during the three and nine months ended September 30, 2009 were primarily a reflection of written pricing changes over the last twelve months. Written pricing increased in auto by 3% in both the three and nine months ended September 30, 2009 as the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs. Homeowners’ written pricing increased by 5% in both the three and nine month periods due largely to rate increases and increased coverage amounts reflecting higher rebuilding costs. Written and earned pricing do not include the effect on average policy premium of changes in exposure due to such things as shifts in the mix of business by state, territory or class plan and actions by consumers to lower their premium.

Policies in-force
•    The number of policies in-force increased 3% in auto, primarily due to an increase in the number of AARP auto policies in-force and increased slightly for homeowners, as a 4% increase in the number of AARP homeowners’ policies in-force was partially offset by a 4% decline in the number of Agency homeowners’ policies in-force. The number of Agency policies in-force decreased primarily because of the Company’s decision to stop renewing Florida homeowners’ policies.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
For the three and nine months ended September 30, 2009, Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $61 and $57, respectively, primarily due to the increase in the current accident year loss and loss adjustment expense ratio before catastrophes.
For the three-month period in 2009, the current accident year loss and loss adjustment expense ratio before catastrophes for auto increased by 5.5 points, in part due to 1.3 points of prior quarter reserve releases in the third quarter of 2008 and 1.3 points of prior quarter reserve strengthening in the third quarter of 2009. Excluding the effect of the prior quarter reserve changes, the current accident year loss and loss adjustment expense ratio before catastrophes for auto increased by 2.9 points driven by an increase in expected liability loss costs, an increase in auto physical damage frequency and a decline in average premium per policy. For the nine-month period, the current accident year loss and loss adjustment expense ratio before catastrophes for auto increased by 0.6 points due to a decline in average premium per policy and an increase in auto physical damage frequency.
For homeowners’ business, the current accident year loss and loss adjustment expense ratio before catastrophes increased by 5.7 points in the three-month period and by 4.4 points in the nine-month period due to increasing severity in AARP, increasing frequency in Agency and, for the three-month period, an overall decline in average premium.
Current accident year catastrophes
Current accident year catastrophes decreased by $78 and $53, respectively, for the three- and nine-months ended September 30, 2009 as losses from hurricane Ike in 2008 were higher than catastrophe losses in 2009 from hail and windstorms in Colorado, the Midwest and the Southeast.
Prior accident year reserve development
Net favorable reserve development increased by $16 for the three-month period and was slightly lower for the nine-month period. Net favorable reserve development for the three and nine months ended September 30, 2009 included a $20 release of auto liability reserves principally related to AARP business for the 2006 through 2008 accident years. Net favorable reserve development in the three and nine months ended September 30, 2008 included a $23 release of auto liability reserves primarily related to accident years 2000 to 2007, partially offset by reserve increases for homeowners’ business.
Operating expenses
The expense ratio increased by 0.7 points for the three-month period and by 0.9 points for the nine-month period due largely to an increase in the amortization of deferred policy acquisition costs of $12 for the three-month period and $35 for the nine-month period and an increase in other non-deferrable costs, partially offset by a decrease in TWIA assessments of $10 in the three-month period and $17 in the nine-month period. Amortization of acquisition costs increased for both AARP business and for business sold direct to the consumer in four pilot states as a result of increased direct marketing costs.

SMALL COMMERCIAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Summary	2009	2008	Change	2009	2008	Change
Written premiums	$626	$652	(4%)	$1,962	$2,074	(5%)
Change in unearned premium reserve	(14)	(26)	46%	27	26	4%

Earned premiums	640	678	(6%)	1,935	2,048	(6%)
Losses and loss adjustment expenses
Current accident year before catastrophes	349	380	(8%)	1,051	1,130	(7%)
Current accident year catastrophes	19	49	(61%)	48	93	(48%)
Prior accident years	(19)	(46)	59%	(4)	(50)	92%

Total losses and loss adjustment expenses	349	383	(9%)	1,095	1,173	(7%)
Amortization of deferred policy acquisition costs	155	159	(3%)	467	477	(2%)
Insurance operating costs and expenses	46	54	(15%)	122	128	(5%)

Underwriting results	$90	$82	10%	$251	$270	(7%)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Premium Measures	2009	2008	2009	2008
New business premium	$126	$105	$365	$349
Premium renewal retention	78%	83%	78%	82%
Written pricing decrease	(1%)	(2%)	(1%)	(2%)
Earned pricing decrease	—	(2%)	(1%)	(2%)
Policies in-force end of period			1,069,157	1,062,291

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Ratios	2009	2008	Change	2009	2008	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	54.7	56.3	1.6	54.3	55.2	0.9
Current accident year catastrophes	2.9	7.0	4.1	2.5	4.5	2.0
Prior accident years	(3.1)	(6.8)	(3.7)	(0.2)	(2.4)	(2.2)

Total loss and loss adjustment expense ratio	54.5	56.5	2.0	56.6	57.2	0.6
Expense ratio	31.2	30.1	(1.1)	30.3	28.9	(1.4)
Policyholder dividend ratio	0.2	1.3	1.1	0.2	0.6	0.4

Combined ratio	85.9	87.9	2.0	87.0	86.8	(0.2)

Catastrophe ratio
Current year	2.9	7.0	4.1	2.5	4.5	2.0
Prior years	(0.1)	(0.5)	(0.4)	(0.1)	(0.1)	—

Total catastrophe ratio	2.9	6.5	3.6	2.4	4.4	2.0

Combined ratio before catastrophes	83.0	81.4	(1.6)	84.6	82.4	(2.2)
Combined ratio before catastrophes and prior accident years development	86.0	87.7	1.7	84.8	84.7	(0.1)

Underwriting results, premium measures and ratios
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
For the three-month period underwriting results increased by $8, with a corresponding 2.0 point decrease in the combined ratio. For the nine-month period underwriting results decreased by $19, with a corresponding 0.2 point increase in the combined ratio.
Earned premiums
Earned premiums for the Small Commercial segment decreased by $38 and $113, respectively for the three- and nine-month periods, primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last nine months of 2008 and first six months of 2009 for package business and commercial auto. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, the effects of the economic downturn and competitor actions to increase market share and increase business appetite in certain classes of risks have contributed to the decrease in earned premiums in the first nine months of 2009.

New business premium
•     New business written premium was up $21, or 20%, in the three months ended September 30, 2009 and increased $16, or 5%, for the nine months ended September 30, 2009. The increase in new business written premium in the three-month period was primarily driven by an increase in workers’ compensation and package business largely reflecting the roll-out of a new package product (Growing Spectrum) during 2009. The increase in new business written premium in the nine-month period was primarily due to an increase in workers’ compensation business. The Company continues to increase its new business for workers’ compensation through refinement of pricing and underwriting appetite in certain markets.

Premium renewal retention
•     Premium renewal retention decreased in both the three- and nine-month periods due largely to the effect of a decrease in retention in all lines of business and the effect of written pricing decreases for workers’ compensation business. The decrease in premium renewal retention has been largely driven by the decline in the economy including the effects of increased mid-term cancellations.

Earned pricing increase (decrease)
•     For both the three- and nine-month periods, earned pricing increased for package business, decreased for workers’ compensation and was relatively flat for commercial auto business. As written premium is earned over the 12-month term of the policies, the earned pricing changes for both the three- and nine-month periods were primarily a reflection of written pricing changes over the last twelve months. In addition to the effect of written pricing decreases in workers’ compensation, average premium per policy in Small Commercial has declined due to a reduction in the payrolls of workers’ compensation insureds and the effect of declining mid-term endorsements.

Policies in-force
•     The number of policies-in-force increased slightly from September 30, 2008 to September 30, 2009. Despite the growth in policies, earned premiums have decreased by 6%, for both the three- and nine-month periods, reflecting the decrease in average premium per policy. The growth or decline in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing, changes in the average premium per policy and because policy in-force counts are as of a point in time rather than over a period of time.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $31 and $79 for the three and nine months ended September 30, 2009, primarily due to the decrease in earned premiums and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The decrease in this ratio for both the three- and nine-month periods was primarily due to a lower loss and loss adjustment expense ratio on workers’ compensation and package business, driven by lower claim frequency. For the nine-month period, the lower loss and loss adjustment expense ratio on workers’ compensation business reflected a continuation of favorable expected frequency, partially offset by the effect of earned pricing declines and the effect of a 2009 decrease in estimated audit premium related to exposures earned in 2008.
Current accident year catastrophes
Current accident year catastrophe losses decreased by $30 and $45, respectively for the three and nine months ended September 30, 2009, as losses in 2008 from hurricane Ike and tornadoes and thunderstorms in the South and Midwest were higher than catastrophe losses in 2009 from hail and windstorms in Colorado, the Midwest and the Southeast.
Prior accident year reserve development
Net favorable prior accident year development decreased $27 and $46, respectively, for the three and nine months ended September 30, 2009. Net favorable prior accident year development for the three months ended September 30, 2009 included a $13 release of workers’ compensation reserves related to accident years 2007 and prior. Net favorable prior accident year development for the three months ended September 30, 2008 included a $33 release of workers’ compensation reserves related to accident years 2000 to 2007.
Net favorable prior accident year development for the nine months ended September 30, 2009 included, among other reserve changes, a $26 release of workers’ compensation reserves related to accident years 2007 and prior and $36 of strengthening of reserves for package business. Net favorable prior accident year development of $50 in the comparable prior year period included a $72 release of workers’ compensation reserves related to accident years 2000 to 2007, largely offset by a $17 strengthening of reserves for general liability and products liability claims primarily for accident years 2004 and prior.
Operating expenses
Amortization of deferred policy acquisition costs decreased slightly for the three-month period and decreased by $10 for the nine-month period, primarily driven by the decrease in earned premiums, partially offset by higher amortization of other underwriting expenses. The expense ratio increased by 1.1 points and 1.4 points, respectively, for the three and nine months ended September 30, 2009, primarily due to the decrease in earned premiums. Partially offsetting the decrease in earned premiums was a decrease in TWIA assessments of $7 and $12, respectively, for the three and nine months ended September 30, 2009 and an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits of $6 and $8, respectively, recognized in the three- and nine-month periods of 2008.

MIDDLE MARKET

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Summary	2009	2008	Change	2009	2008	Change
Written premiums	$496	$571	(13%)	$1,504	$1,665	(10%)
Change in unearned premium reserve	(14)	2	NM	(92)	(72)	(28%)

Earned premiums	510	569	(10%)	1,596	1,737	(8%)
Losses and loss adjustment expenses
Current accident year before catastrophes	333	389	(14%)	1,023	1,146	(11%)
Current accident year catastrophes	6	64	(91%)	30	106	(72%)
Prior accident years	(52)	(18)	(189%)	(132)	(55)	(140%)

Total losses and loss adjustment expenses	287	435	(34%)	921	1,197	(23%)
Amortization of deferred policy acquisition costs	120	127	(6%)	368	385	(4%)
Insurance operating costs and expenses	42	44	(5%)	121	134	(10%)

Underwriting results	$61	$(37)	NM	$186	$21	NM

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Premium Measures	2009	2008	2009	2008
New business premium	$103	$111	$324	$317
Premium renewal retention	71%	78%	73%	78%
Written pricing decrease	(1%)	(5%)	(2%)	(6%)
Earned pricing decrease	(3%)	(6%)	(5%)	(6%)
Policies in-force end of period			95,966	97,388

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Ratios	2009	2008	Change	2009	2008	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.1	68.1	3.0	64.1	65.9	1.8
Current accident year catastrophes	1.2	11.2	10.0	1.9	6.1	4.2
Prior accident years	(10.1)	(3.2)	6.9	(8.3)	(3.2)	5.1

Total loss and loss adjustment expense ratio	56.2	76.1	19.9	57.7	68.8	11.1
Expense ratio	31.4	29.6	(1.8)	30.1	28.8	(1.3)
Policyholder dividend ratio	0.4	0.7	0.3	0.5	1.1	0.6
Combined ratio	88.0	106.4	18.4	88.3	98.8	10.5

Catastrophe ratio
Current year	1.2	11.2	10.0	1.9	6.1	4.2
Prior years	0.2	(1.1)	(1.3)	(0.6)	(0.4)	0.2

Total catastrophe ratio	1.4	10.1	8.7	1.3	5.7	4.4

Combined ratio before catastrophes	86.6	96.3	9.7	87.0	93.1	6.1
Combined ratio before catastrophes and prior accident years development	97.0	98.4	1.4	94.7	95.8	1.1

Underwriting results, premium measures and ratios
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Underwriting results increased by $98 and $165 with corresponding decreases in the combined ratio of 18.4 points and 10.5 points, for the three and nine months ended September 30, 2009, respectively.
Earned premiums
Earned premiums for the Middle Market segment decreased by $59 and $141, for the three- and nine-month periods, respectively. For both periods in 2009, the decrease was primarily driven by decreases in general liability and commercial auto due to earned pricing decreases and the effect of a decline in new business and premium renewal retention over the last nine months of 2008 and first six months of 2009. Middle Market workers’ compensation earned premium increased modestly as the effect of an increase in new business written premium over the last six months of 2008 and first six months of 2009 was partially offset by lower earned audit premium.

New business premium
•     New business written premium decreased by $8 for three-month period and increased by $7 for the nine-month period. For the three-month period, the decrease in new business written premium was primarily due to a decrease in new business for marine, commercial auto and general liability. For the nine-month period, an increase in new business written premium for workers’ compensation was partially offset by a decrease in new business for marine, general liability and commercial auto. The Company has increased new business for workers’ compensation by targeting business in selected industries and regions of the country where attractive new business opportunities remain, however, the ability to write new workers’ compensation premium slowed in the current quarter due to continued pricing competition.

Premium renewal retention
•     Premium renewal retention decreased for both the three- and nine-month periods due largely to a decrease in workers’ compensation, general liability, commercial auto, property and marine. The Company continued to take actions to secure renewals in the first nine months of 2009, including the selective use of reduced pricing on targeted accounts. Nevertheless, premium renewal retention declined due to the effects of the downturn in the economy, particularly in workers’ compensation, where lower business payrolls resulted in lower premiums, and Marine construction lines. Retention was also dampened by the Company’s decision not to reduce its pricing in many lines, including property, auto and general liability business.

Earned pricing decrease
•     For the three and nine months ended September 30, 2009, earned pricing decreased in all lines of business, including workers’ compensation, commercial auto, general liability, property and marine. The earned pricing changes for the three- and nine-month periods were primarily a reflection of written pricing changes over the last twelve months. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market. Beginning in the second quarter of 2009, however, written pricing decreases moderated for workers’ compensation, general liability and marine and were flat or slightly positive for property and commercial auto.

Policies in-force	• While the number of policies in-force remained relatively flat from September 30, 2008 to September 30, 2009, earned premiums declined due to the reduction in the average premium per policy.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $56 and $123 for the three and nine months ended September 30, 2009, respectively, primarily due to a decrease in earned premium and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. Before catastrophes, the current accident year loss and loss adjustment expense ratio decreased in both periods, primarily due to lower non-catastrophe losses on property business, driven by favorable claim frequency and severity, partially offset by a higher loss and loss adjustment expense ratio on workers’ compensation and livestock business for the three-month period and a higher loss and loss adjustment expense ratio on workers’ compensation, general liability and livestock business for the nine-month period. For the nine-month period, the higher loss and loss adjustment expense ratio on workers’ compensation and general liability business was partially due to the effect of a 2008 increase in estimated audit premium related to exposures earned in 2007, which reduced the loss and loss adjustment expense ratio in 2008.
Current accident year catastrophes
Current accident year catastrophe losses decreased by $58 and $76, respectively, for the three and nine months ended September 30, 2009, as losses in 2008 from hurricane Ike and tornadoes and thunderstorms in the South and Midwest were higher than losses in 2009 from hail and windstorms in Colorado, the Midwest and Southeast.
Prior accident year reserve development
Net favorable prior accident year reserve development increased by $34 and $77 for the three and nine months ended September 30, 2009, respectively. For the three months ended September 30, 2009, net favorable reserve development included a $32 release of workers’ compensation reserves, primarily related to accident years 1999 and prior and a $14 release of general liability reserves related to accident years 2003 to 2007. Net favorable reserve development of $18 in 2008 included a $15 release of worker’s compensation reserves, primarily for the 2007 accident year. For the nine months ended September 30, 2009, net favorable reserve development included general liability reserve releases of $85 primarily related to accident years 2003 to 2007 and a $42 release of workers’ compensation reserves, primarily related to accident years 2007 and prior. Net favorable reserve development of $55 in 2008 included a $37 release of reserves for high hazard and umbrella general liability claims, and a $34 release of workers’ compensation reserves, partially offset by a $30 strengthening of reserves for general liability and products liability claims.
Operating expenses
Insurance operating costs and expenses decreased slightly for the three-month period and decreased by $13 for the nine-month period. For the nine-month period, the decrease was primarily due to a $14 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits recognized in the nine-month period of 2008. Amortization of deferred policy acquisition costs decreased by $7 and $17 for the three- and nine-month periods, respectively, largely due to the decrease in earned premiums. The expense ratio increased in both periods, as insurance operating costs and expenses other than policyholders dividends did not decrease commensurate with the decrease in earned premiums.

SPECIALTY COMMERCIAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Summary	2009	2008	Change	2009	2008	Change
Written premiums	$266	$345	(23%)	$853	$1,031	(17%)
Change in unearned premium reserve	(27)	3	NM	(83)	(7)	NM

Earned premiums	293	342	(14%)	936	1,038	(10%)
Losses and loss adjustment expenses
Current accident year before catastrophes	209	235	(11%)	656	712	(8%)
Current accident year catastrophes	—	44	(100%)	2	52	(96%)
Prior accident years	(39)	3	NM	(111)	(39)	(185%)

Total losses and loss adjustment expenses	170	282	(40%)	547	725	(25%)
Amortization of deferred policy acquisition costs	69	78	(12%)	216	235	(8%)
Insurance operating costs and expenses	24	26	(8%)	84	65	29%

Underwriting results	$30	$(44)	NM	$89	$13	NM

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Premiums	2009	2008	Change	2009	2008	Change
Written Premiums [1]
Property	$—	$14	(100%)	$(16)	$35	NM
Casualty	109	134	(19%)	387	428	(10%)
Professional liability, fidelity and surety	140	178	(21%)	431	506	(15%)
Other	17	19	(11%)	51	62	(18%)

Total	$266	$345	(23%)	$853	$1,031	(17%)

Earned Premiums [1]
Property	$3	$19	(84%)	$19	$70	(73%)
Casualty	116	131	(11%)	370	395	(6%)
Professional liability, fidelity and surety	158	173	(9%)	494	512	(4%)
Other	16	19	(16%)	53	61	(13%)

Total	$293	$342	(14%)	$936	$1,038	(10%)

[1]	The difference between written premiums and earned premiums is attributable to the change in unearned premium reserve.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Ratios	2009	2008	Change	2009	2008	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	71.1	68.7	(2.4)	70.0	68.6	(1.4)
Current accident year catastrophes	0.2	13.2	13.0	0.2	5.1	4.9
Prior accident years	(13.0)	0.6	13.6	(11.9)	(3.8)	8.1

Total loss and loss adjustment expense ratio	58.3	82.5	24.2	58.4	69.9	11.5
Expense ratio	31.0	29.0	(2.0)	31.6	27.9	(3.7)
Policyholder dividend ratio	0.5	1.3	0.8	0.5	1.0	0.5

Combined ratio	89.8	112.8	23.0	90.5	98.8	8.3

Catastrophe ratio
Current year	0.2	13.2	13.0	0.2	5.1	4.9
Prior years	0.2	(0.8)	(1.0)	(0.6)	(1.0)	(0.4)

Total catastrophe ratio	0.4	12.4	12.0	(0.4)	4.0	4.4

Combined ratio before catastrophes	89.4	100.4	11.0	90.9	94.7	3.8
Combined ratio before catastrophes and prior accident years development	102.6	99.0	(3.6)	102.1	97.4	(4.7)

Other revenues [2]	$86	$99	(13%)	$252	$281	(10%)

[2]	Represents servicing revenue.

Underwriting results and ratios
Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008
Underwriting results increased by $74 and $76, with corresponding decreases in the combined ratio of 23.0 points and 8.3 points for the three and nine months ended September 30, 2009, respectively.
Earned premiums
Earned premiums for the Specialty Commercial segment decreased by $49 and $102 for the three- and nine-month periods, respectively due to decreases in all lines of business.
•
Property earned premiums decreased by $16 for the three-month period and by $51 for the nine-month period, primarily due to the sale of the Company’s core excess and surplus lines property business. Effective March 31, 2009, the Company sold its core excess and surplus lines property business, to Beazley Group PLC. Concurrent with the sale, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. The ceding of the unearned premium was reflected as a reduction of written premium in the nine months ended September 30, 2009.

•
Casualty earned premiums decreased by $15 and $25, respectively, for the three- and nine-month periods, primarily due to lower audit premiums and a decrease in insured exposures driven by the downturn in the economy.

•
Professional liability, fidelity and surety earned premium decreased by $15 and $18 for the three- and nine-months periods, respectively, primarily due to the effects of lower new business and renewal retention and earned pricing decreases. The adverse impact of ratings downgrades early in 2009 and the loss of key leadership personnel contributed to a decline in new business and renewal retention in the three-month period.

•
Within the “Other” category, earned premium decreased slightly in the three-month period and decreased by $8 in the nine-month period. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
For the three- and nine-month periods, current accident year losses and loss adjustment expenses before catastrophes decreased by $26 and $56, respectively, primarily due to a decrease in earned premiums. Partially offsetting the decrease in earned premiums was an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year reserve development, primarily due to a higher loss and loss adjustment ratio on specialty casualty business, driven largely by lower audit premiums.
Current accident year catastrophe losses
Current accident year catastrophe losses were $44 lower for the three-month period and $50 lower for the nine-month period as compared to the respective prior year periods, primarily due to losses from hurricane Ike in 2008.
Prior accident year development
For the three months ended September 30, 2009, net favorable prior accident year reserve development of $39 included a $24 release of reserves for directors’ and officers’ insurance claims. Net unfavorable reserve development of $3 in the third quarter of 2008 primarily included $28 of reserve strengthening for allocated loss adjustment expenses on casualty business, including a $15 strengthening of reserves on national account business, partially offset by a $25 release of reserves for directors and officers insurance for the 2004 to 2006 accident years. For the nine months ended September 30, 2009, net favorable prior accident year reserve development of $111 included, among other reserve changes, releases of reserves for directors’ and officers’ insurance claims of $74 and a $20 release of reserves for uncollectible reinsurance. Net favorable prior accident year reserve development of $39 in 2008 primarily included a $45 release of reserves for directors’ and officers insurance and errors and omissions insurance claims related to accident years 2003 to 2006.
Operating expenses
Insurance operating costs and expenses decreased slightly in the three-month period and increased by $19 in the nine-month period. The increase in the nine-month period was primarily due to a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes, partially offset by a decrease in compensation-related costs. The expense ratio increased for both the three and nine month periods due to the decrease in earned premiums and the increase in insurance operating costs and expenses. Amortization of deferred policy acquisition costs decreased by $9 and $19 for the three and nine month periods, respectively, due to the decrease in earned premiums.

OTHER OPERATIONS (INCLUDING ASBESTOS AND ENVIRONMENTAL CLAIMS)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Written premiums	$—	$1	(100%)	$2	$5	(60%)
Change in unearned premium reserve	—	—	—	1	1	—

Earned premiums	—	1	(100%)	1	4	(75%)
Losses and loss adjustment expenses — prior years	83	56	48%	204	126	62%
Insurance operating costs and expenses	5	6	(17%)	14	16	(13%)

Underwriting results	(88)	(61)	(44%)	(217)	(138)	(57%)
Net investment income	40	50	(20%)	121	162	(25%)
Net realized capital losses	(11)	(160)	93%	(43)	(176)	76%
Other expenses	1	1	—	—	(1)	100%

Loss before income taxes	(58)	(170)	66%	(139)	(153)	9%
Income tax benefit	19	62	(69%)	52	62	(16%)

Net loss	$(39)	$(108)	64%	$(87)	$(91)	4%

Three months ended September 30, 2009 compared to the three months ended September 30, 2008
Net income for the three months ended September 30, 2009 increased $69 compared to the prior year period.
The increase in Other Operations’ net income was driven primarily by the following:
•	A $149 decrease in net realized capital losses, primarily due to fewer impairments and stabilizing market and credit conditions.
Partially offsetting the increase in Other Operations’ net income were the following:
•
A $27 decrease in underwriting results, due to an increase in unfavorable prior year loss development. Reserve development in the three months ended September 30, 2009 included $75 of environmental reserve strengthening as a result of the Company’s annual environmental reserve evaluation, an increase of $22 over the comparable three month period ended September 30, 2008.

•	A $10 decrease in net investment income, primarily as a result of a decrease in income on fixed maturity investments primarily driven by lower pre-tax yields.
•	A $43 decrease in income tax benefit due to the pre-tax factors described above.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Net income for the nine months ended September 30, 2009 increased $4 compared to the prior year period, driven primarily by the following:
•	A $133 decrease in net realized capital losses, primarily due to fewer impairments and stabilizing market and credit conditions.
Partially offsetting the decrease in Other Operations’ net income were the following:
•
A $79 decrease in underwriting results, primarily due to a $78 increase in unfavorable prior year loss development. Reserve development in the nine months ended September 30, 2009 included $75 of environmental reserve strengthening and $138 of asbestos reserve strengthening as a result of the Company’s annual environmental and asbestos reserve evaluations, partially offset by a decrease of $20 in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables. For the comparable nine month period ended September 30, 2008, reserve development included $53 of environmental reserve strengthening and $50 of asbestos reserve strengthening.

•
A $41 decrease in net investment income, primarily as a result of a decrease in investment yield for fixed maturities and, to a lesser extent, lower income on limited partnerships and other alternative investments.

•	A $10 decrease in income tax benefit due to the pre-tax factors described above.

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
Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses related to environmental and particularly asbestos claims. The degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures.
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
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures. The Company supplements this exposure-based analysis with evaluations of the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and “all other” claims, for the three and nine months ended September 30, 2009.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended September 30, 2009	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,997		$257	$1,467	$3,721
Losses and loss adjustment expenses incurred	—		75	8	83
Losses and loss adjustment expenses paid	(57)		(13)	(25)	(95)

Ending liability — net [2][3]	$1,940	[5]	$319	$1,450	$3,709

For the Nine Months Ended September 30, 2009	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,884		$269	$1,628	$3,781
Losses and loss adjustment expenses incurred	138		75	(9)	204
Losses and loss adjustment expenses paid	(133)		(28)	(115)	(276)
Reclassification of asbestos and environmental liabilities [4]	51		3	(54)	—

Ending liability — net [2][3]	$1,940	[5]	$319	$1,450	$3,709

[1]	“All Other” includes unallocated loss adjustment expense reserves and the allowance for uncollectible reinsurance.

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $11 and $5, respectively, as of September 30, 2009. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three and nine months ended September 30, 2009 includes $4 and $12, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three and nine months ended September 30, 2009 includes $3 and $13, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,550 and $384, respectively, as of September 30, 2009.

[4]	During the three months ended June 30, 2009, the Company reclassified liabilities of $54 that were previously classified as “All Other” to “Asbestos” and “Environmental”.

[5]
The one-year and average three-year net paid amounts for asbestos claims, including Ongoing Operations, are $204 and $225, respectively, resulting in a one year net survival ratio of 9.6 and a three year net survival ratio of 8.7. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e., survive) if the future annual claim payments were consistent with the calculated historical average.

During the third quarter of 2009, the Company completed its annual ground up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for some individual accounts increased based upon additional sites identified, litigation developments and new damage and defense cost information obtained on these accounts since the last review. The net effect of these account-specific changes, as well as actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in a $75 increase in net environmental reserves. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
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

The following table displays gross environmental reserves and other statistics by category as of September 30, 2009:

		Total
	Number of Accounts [1]	Reserves
Accounts with future exposure > $2.5	8	$43
Accounts with future exposure < $2.5	562	109
Other direct [2]	—	115

Total Direct	570	$267
Assumed Reinsurance		56
London Market		61

Total as of September 30, 2009 [3] [4]		$384

[1]	Number of accounts established as of June 2009.

[2]	Includes unallocated IBNR.

[3]	The one year gross paid amount for total environmental claims is $54, resulting in a one year gross survival ratio of 7.1.

[4]	The three year average annual gross paid amount for total environmental claims is $78, resulting in a three year gross survival ratio of 4.9.
During the second quarter of 2009, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $138. For certain direct policyholders, the Company experienced increases in claim severity, expense and costs associated with litigating asbestos coverage matters. Increases in severity and expense were most prevalent among certain, peripheral defendant insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
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

The following table sets forth, for the three and nine months ended September 30, 2009, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expense (“LAE”) Development — Asbestos and
Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended September 30, 2009	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$52	$—	$9	$92
Assumed Reinsurance	16	—	1	—
London Market	5	—	2	12

Total	73	—	12	104
Ceded	(16)	—	1	(29)

Net	$57	$—	$13	$75

Nine Months Ended September 30, 2009
Gross
Direct	$121	117	22	92
Assumed Reinsurance	33	52	5	—
London Market	14	—	4	12

Total	168	169	31	104
Ceded	(35)	(31)	(3)	(29)

Net prior to reclassification	133	138	28	75
Reclassification of asbestos and environmental liabilities [2]	—	51	—	3

Net	$133	189	28	78

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2009 includes $4 and $12, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2009 includes $3 and $13, respectively, related to asbestos and environmental claims.

[2]	During the three months ended June 30, 2009, the Company reclassified liabilities of $54 that were previously classified as “All Other” to “Asbestos” and “Environmental”.
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2009 of $2.28 billion ($1.95 billion and $324 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.81 billion to $2.58 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2008 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarter of 2009, the Company completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. Based on this evaluation, the Company reduced its allowance for uncollectible reinsurance by $20 principally to reflect decreased reinsurance recoverable dispute exposure and favorable activity since the last evaluation. As of September 30, 2009, the allowance for uncollectible reinsurance for Other Operations totals $224. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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

CORPORATE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2009	2008	Change	2009	2008	Change
Fee income	$4	$4	—	$10	$14	(29%)
Net investment income	7	9	(22%)	15	28	(46%)
Net realized capital losses	(3)	(9)	67%	(235)	(11)	NM

Total revenues	8	4	100%	(210)	31	NM
Interest expense	118	84	40%	357	226	58%
Goodwill impairment	—	—	—	32	—	—
Other expenses	23	(14)	NM	52	(28)	NM
Total expenses	141	70	101%	441	198	123%
Loss before income taxes	(133)	(66)	(102%)	(651)	(167)	NM
Income tax benefit	(46)	(24)	(92%)	(137)	(59)	(132%)

Net loss [1]	$(87)	$(42)	(107%)	$(514)	$(108)	NM

[1]
The three and nine months ended September 30, 2009 includes a net loss from Federal Trust Corporation of $2. See Note 16 of Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition of Federal Trust Corporation.

Three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

Net realized capital losses
•     The increase for the nine months ended September 30, 2009 was primarily due to approximately $300 in net realized losses related to the settlement of a contingent obligation to Allianz partially offset by realized gains of $70 on the change in fair value of the liability related to warrants issued to Allianz. See Note 13 of Notes to Condensed Consolidated Financial Statements for a further discussion on Allianz.

Interest expense
•     The increase in interest expense for the three and nine months ended was primarily due to additional interest expense on the $1.75 billion 10% junior subordinated debentures issued on October 17, 2008, partially offset by a reduction in interest expense from debt repayments of $955 in 2008. For further discussion on the Company’s debt see Note 14 of Notes to Consolidated Financial Statements included in The Hartford’s 2008 Form 10-K Annual Report.

Other expenses
•     The increase for the three months ended September 30, 2009 consisted of expenses incurred in 2009 of $8 from Federal Trust Corporation, a company The Hartford acquired in second quarter 2009, restructuring costs of $6 and a reduction of $11 in the DAC Unlock benefit recorded in Corporate. Additionally, 2008 included a benefit of $9 from interest charged by Corporate on the amount of capital held by the Life and Property & Casualty operations in excess of the amount needed to support the capital requirements of the Life and Property & Casualty operations.

•     The increase for the nine months ended September 30, 2009 consisted of expenses incurred in 2009 of $8 from Federal Trust Corporation, a company The Hartford acquired in second quarter 2009, restructuring costs of $6 and an increase of $17 in the DAC Unlock charge recorded in Corporate. Additionally, 2008 included a benefit of $43 from interest charged by Corporate on the amount of capital held by the Life and Property & Casualty operations in excess of the amount needed to support the capital requirements of the Life and Property & Casualty operations.

Goodwill impairment
•     The Company’s goodwill impairment test performed during the first quarter of 2009 resulted in a write-down of $32 in Corporate related to the Institutional segment. See Note 14 of Notes to Condensed Consolidated Financial Statements for a further discussion on Goodwill.

Invested Assets
The primary investment objective of Corporate is to raise capital through financing activities to support the Life and Property & Casualty operations of the Company and to maintain sufficient funds to support the cost of those financing activities including the payment of interest for The Hartford Financial Services Group, Inc. (“HFSG”) issued debt and dividends to shareholders of The Hartford’s common and preferred stock. In addition, The Hartford acquired Federal Trust Corporation, a savings and loan holding company, in 2009, whose primary investments include mortgage loans and short-term investments to support deposits and other liabilities.
The following table presents Corporate’s invested assets by type.

Composition of Invested Assets
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Fixed maturities, AFS, at fair value [1]	$137	2.7%	$155	8.8%
Equity securities, AFS, at fair value	87	1.7%	73	4.2%
Mortgage loans [2]	273	5.4%	—	—
Other investments [3]	53	1.0%	43	2.4%
Short-term investments [4]	4,530	89.2%	1,488	84.6%

Total investments	$5,080	100.0%	$1,759	100.0%

[1]	Includes $21of fixed maturities held at Federal Trust Corporation as of September 30, 2009.

[2]	Relates to residential and commercial loans held at Federal Trust Corporation.

[3]
Relates to a put option agreement for the Company’s contingent capital facility of $38 and $43 as of September 30, 2009 and December 31, 2008 and real estate held at Federal Trust Corporation of $15 as of September 30, 2009.

[4]	Includes $151 of short-term investments held at Federal Trust Corporation as of September 30, 2009.
Total investments increased primarily due to an increase in short-term investments as the result of the receipt of approximately $3.4 billion from the U.S. Department of Treasury’s Capital Purchase Program (“CPP”) which was primarily invested in short-term money market funds. Subsequent to the receipt of the CPP funds, $500 was contributed to the Company’s Life operations and $195 was contributed to Federal Trust Corporation within Corporate. For further information on the Capital Purchase Program, see the Capital Resources and Liquidity Section of the MD&A. Additionally, short-term investments increased $887 from the issuance of common stock related to The Hartford’s discretionary equity issuance in 2009.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk Section in Note 5 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
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
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds. In accordance with industry standards and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2009, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit default swaps to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.

The Company uses credit derivatives to purchase credit protection and, to a lesser extent, assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company has also entered into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers, which are established within sector concentration limits and are typically divided into tranches which possess different credit ratings ranging from AAA through the CCC rated first loss position.
Available-for-Sale Securities
The following table presents the Company’s fixed maturities by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	September 30, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
U.S. government/government agencies	$6,222	$6,231	9.1%	$9,409	$9,568	14.7%
AAA	12,250	11,227	16.3%	17,844	13,489	20.7%
AA	13,923	13,019	19.0%	14,093	11,646	17.9%
A	19,596	18,505	27.0%	18,742	15,831	24.4%
BBB	17,777	16,566	24.1%	15,749	12,794	19.6%
BB & below	4,661	3,093	4.5%	2,401	1,784	2.7%

Total fixed maturities	$74,429	$68,641	100.0%	$78,238	$65,112	100.0%

The movement within the Company’s investment ratings was primarily attributable to rating agency downgrades across multiple sectors and sales of U.S. Treasuries being re-deployed into corporate securities. The ratings associated with the Company’s commercial mortgage-backed securities (“CMBS”) and commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) may be negatively impacted as rating agencies contemplate changes to their methodologies and/or continue to monitor security performance in the upcoming months.

The following table presents the Company’s AFS securities by type.

Available-for-Sale Securities by Type
	September 30, 2009					December 31, 2008
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,060	$17	$(333)	$1,744	2.5%	$2,251	$—	$(589)	$1,662	2.6%
Small business	562	—	(239)	323	0.5%	570	—	(250)	320	0.5%
Other	508	31	(66)	473	0.7%	610	6	(132)	484	0.7%
CDOs
CLOs [1]	2,771	—	(406)	2,365	3.4%	2,865	—	(735)	2,130	3.3%
CREs	1,504	28	(1,087)	445	0.7%	1,763	2	(1,302)	463	0.7%
Other	8	2	(2)	8	—	27	—	(8)	19	—
CMBS
Agency backed [2]	212	12	—	224	0.3%	433	16	—	449	0.7%
Bonds	10,304	70	(2,765)	7,609	11.1%	11,144	10	(4,370)	6,784	10.4%
Interest only (“IOs”)	1,176	67	(74)	1,169	1.7%	1,396	17	(333)	1,080	1.7%
Corporate
Basic industry	2,411	122	(88)	2,445	3.6%	2,138	33	(338)	1,833	2.8%
Capital goods	2,858	158	(76)	2,940	4.3%	2,480	32	(322)	2,190	3.3%
Consumer cyclical	2,039	74	(69)	2,044	3.0%	2,335	34	(388)	1,981	3.0%
Consumer non-cyclical	4,559	323	(31)	4,851	7.1%	3,435	60	(252)	3,243	5.0%
Energy	2,791	180	(19)	2,952	4.3%	1,669	24	(146)	1,547	2.4%
Financial services	8,024	128	(1,120)	7,032	10.2%	8,422	254	(1,543)	7,133	10.9%
Tech./comm.	3,707	218	(70)	3,855	5.6%	3,738	86	(400)	3,424	5.3%
Transportation	657	27	(36)	648	0.9%	508	8	(90)	426	0.7%
Utilities	5,629	342	(105)	5,866	8.5%	4,859	92	(578)	4,373	6.7%
Other [3]	1,549	25	(196)	1,378	2.0%	1,475	—	(444)	1,031	1.6%
Foreign govt./govt. agencies	1,021	63	(13)	1,071	1.6%	2,786	100	(65)	2,821	4.3%
Municipal
Taxable	1,167	14	(178)	1,003	1.5%	1,115	8	(229)	894	1.4%
Tax-exempt	10,428	474	(90)	10,812	15.8%	10,291	194	(724)	9,761	15.0%
RMBS
Agency	3,333	114	(3)	3,444	5.0%	3,092	88	(15)	3,165	4.9%
Non-agency	161	—	(30)	131	0.2%	213	—	(48)	165	0.2%
Alt-A	262	—	(93)	169	0.2%	305	—	(108)	197	0.3%
Sub-prime	2,051	4	(978)	1,077	1.6%	2,435	8	(862)	1,581	2.4%
U.S. Treasuries	2,677	37	(151)	2,563	3.7%	5,883	112	(39)	5,956	9.2%

Total fixed maturities	74,429	2,530	(8,318)	68,641	100.0%	78,238	1,184	(14,310)	65,112	100.0%
Equity securities
Financial Services	912	22	(250)	684		973	13	(196)	790
Other	491	246	(24)	713		581	190	(103)	668

Total equity securities	1,403	268	(274)	1,397		1,554	203	(299)	1,458

Total AFS securities [4]	$75,832	$2,798	$(8,592)	$70,038		$79,792	$1,387	$(14,609)	$66,570

[1]	As of September 30, 2009, 84% of these senior secured bank loan collateralized loan obligations (“CLOs”) were rated AA and above with an average subordination of 27%.

[2]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[3]
Includes structured investments with an amortized cost and fair value of $534 and $405, respectively, as of September 30, 2009 and $526 and $364, respectively, as of December 31, 2008. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

[4]
Gross unrealized gains represent gains of $1,809, $979, and $10 for Life, Property & Casualty, and Corporate, respectively, as of September 30, 2009 and $860, $526, and $1, respectively, as of December 31, 2008. Gross unrealized losses represent losses of $6,874, $1,716, and $2 for Life, Property & Casualty, and Corporate, respectively, as of September 30, 2009 and $10,766, $3,835, and $8, respectively, as of December 31, 2008.

The Company continued to reallocate its AFS investment portfolio to securities with more favorable return profiles, in particular corporate securities within consumer non-cyclical and other recession resistant sectors while reducing U.S. Treasuries. The Company’s AFS net unrealized loss position decreased primarily as a result of improved security valuations due to credit spread tightening, partially offset by $1.4 billion due to a before-tax cumulative effect of accounting change related to impairments. For further discussion on the accounting change, see Note 1 of the Notes to the Condensed Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.

Financial Services
Several positive developments occurred in the financial services sectors during the three months ended September 30, 2009. Earnings for large domestic banks surpassed expectations, and losses for banks that underwent the Supervisory Capital Assessment Program (“SCAP”), or stress test, were less than the Federal Reserve’s projections. In addition, unrealized losses on banks’ investment portfolios decreased as credit spreads tightened and banks improved their capitalization through common equity capital raises, exchanges and tenders. Banks and insurance firms were also able to access re-opened debt capital markets, reducing their dependence on government guarantee programs and enhancing their liquidity positions. Despite these positive developments, financial services companies continue to face a difficult macroeconomic environment and remain vulnerable to deteriorating asset performance and quality, as well as weak earnings prospects.
The Company has exposure to the financial services sector predominantly through banking and insurance firms. Since December 31, 2008, the Company has reduced its exposure to this sector. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. The following table presents the Company’s exposure to the financial services sector included in the AFS Securities by Type table above.

Financial Services by Credit Quality [1]
	September 30, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$322	$316	4.1%	$728	$628	7.9%
AA	1,861	1,790	23.2%	2,067	1,780	22.5%
A	4,393	3,762	48.7%	5,479	4,606	58.1%
BBB	1,637	1,309	17.0%	1,015	816	10.3%
BB & below	723	539	7.0%	106	93	1.2%

Total	$8,936	$7,716	100.0%	$9,395	$7,923	100.0%

[1]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Sub-Prime Residential Mortgage Loans
The following table presents the Company’s exposure to residential mortgage-backed securities (“RMBS”) supported by sub-prime mortgage loans by current credit quality and vintage year included in the AFS Securities by Type table above. These securities have been affected by deterioration in collateral performance caused by declining home prices and continued macroeconomic pressures. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

September 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$41	$31	$80	$59	$82	$53	$15	$10	$79	$46	$297	$199
2004	85	68	291	190	64	40	6	3	8	3	454	304
2005	70	32	278	179	148	81	86	23	175	38	757	353
2006	15	13	11	8	21	14	27	8	280	96	354	139
2007	—	—	—	—	—	—	7	1	182	81	189	82

Total	$211	$144	$660	$436	$315	$188	$141	$45	$724	$264	$2,051	$1,077

Credit protection	45.5%		52.3%		40.6%		35.2%		25.6%		40.5%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$49	$41	$162	$136	$60	$43	$32	$26	$34	$20	$337	$266
2004	112	81	349	277	8	7	10	7	—	—	479	372
2005	90	71	543	367	154	77	24	16	23	18	834	549
2006	77	69	126	56	18	9	120	50	143	54	484	238
2007	42	27	40	10	38	18	47	26	134	75	301	156

Total	$370	$289	$1,220	$846	$278	$154	$233	$125	$334	$167	$2,435	$1,581

Credit protection	40.5%		47.6%		31.4%		21.9%		19.9%		41.0%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
Includes second lien residential mortgages with an amortized cost and fair value of $104 and $42, respectively, as of September 30, 2009 and $173 and $82, respectively, as of December 31, 2008, which are composed primarily of loans to prime and Alt-A borrowers.

[3]	As of September 30, 2009, the weighted average life of the sub-prime residential mortgage portfolio was 4.6 years.

[4]	Approximately 89% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Commercial Mortgage Loans
The Company has observed and expects continued pressure on commercial real estate market fundamentals including increased vacancies, rising delinquencies, lower rent growth and declining property values. The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the AFS Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt. The ratings associated with the Company’s CMBS and CRE CDOs may be negatively impacted as rating agencies contemplate changes to their methodologies and/or continue to monitor security performance in the upcoming months.
CMBS — Bonds [1] [2]

September 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,658	$1,662	$446	$359	$171	$125	$36	$33	$38	$27	$2,349	$2,206
2004	637	626	82	55	65	37	32	16	—	—	816	734
2005	1,096	1,010	392	224	173	82	148	74	143	74	1,952	1,464
2006	1,856	1,520	230	138	458	207	657	332	426	153	3,627	2,350
2007	726	544	30	10	108	41	407	165	289	95	1,560	855

Total	$5,973	$5,362	$1,180	$786	$975	$492	$1,280	$620	$896	$349	$10,304	$7,609

Credit protection	26.3%		20.5%		14.8%		13.9%		7.5%		21.4%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,057	$1,869	$455	$299	$175	$102	$36	$27	$37	$25	$2,760	$2,322
2004	667	576	85	35	65	22	23	10	—	—	840	643
2005	1,142	847	475	152	325	127	55	27	—	—	1,997	1,153
2006	2,562	1,498	385	110	469	168	385	140	40	12	3,841	1,928
2007	981	504	438	128	148	45	134	60	5	1	1,706	738

Total	$7,409	$5,294	$1,838	$724	$1,182	$464	$633	$264	$82	$38	$11,144	$6,784

Credit protection	24.4%		16.4%		12.2%		5.3%		4.4%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CRE CDOs [1] [2] [3] [4]

September 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$60	$38	$31	$14	$73	$26	$183	$46	$93	$15	$440	$139
2004	19	11	70	20	42	11	32	6	27	5	190	53
2005	18	9	73	12	42	13	61	8	16	5	210	47
2006	49	20	127	34	73	23	62	13	18	13	329	103
2007	66	32	28	7	64	10	37	9	40	15	235	73
2008	22	11	6	1	18	3	6	4	17	2	69	21
2009	12	6	2	—	7	1	2	1	8	1	31	9

Total	$246	$127	$337	$88	$319	$87	$383	$87	$219	$56	$1,504	$445

Credit protection	35.8%		10.7%		26.0%		32.1%		29.7%		26.3%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$180	$59	$96	$29	$79	$17	$64	$7	$31	$7	$450	$119
2004	129	38	17	6	31	9	11	2	14	3	202	58
2005	94	37	62	15	65	12	10	2	1	—	232	66
2006	242	76	91	25	81	20	15	2	—	—	429	123
2007	139	45	106	19	101	11	12	1	—	—	358	76
2008	43	13	22	5	24	3	3	—	—	—	92	21

Total	$827	$268	$394	$99	$381	$72	$115	$14	$46	$10	$1,763	$463

Credit protection	29.7%		21.3%		18.2%		19.4%		57.0%		25.4%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO market value is allocated by the proportion of collateral within each vintage year.

[2]	As of September 30, 2009, approximately 37% of the underlying CRE CDOs collateral are seasoned, below investment grade securities.

[3]
For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 and 2009 vintage years represents reinvestment under these CRE CDOs.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
CMBS — IOs [1] [2]

	September 30, 2009								December 31, 2008
	AAA		A		BBB		Total		AAA
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$357	$384	$—	$—	$—	$—	$357	$384	$440	$423
2004	221	232	—	—	—	—	221	232	268	199
2005	298	289	—	—	1	2	299	291	354	245
2006	143	118	4	6	—	—	147	124	165	104
2007	152	138	—	—	—	—	152	138	169	109

Total	$1,171	$1,161	$4	$6	$1	$2	$1,176	$1,169	$1,396	$1,080

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
In addition to commercial mortgage-backed securities, the Company has commercial mortgage loans with a carrying value of $5.5 billion and $5.8 billion as of September 30, 2009 and December 31, 2008, respectively. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2009, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings.

The following table presents the Company’s commercial mortgage loans by type and loan structure.

Commercial Mortgage Loans
	September 30, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Whole loans	$3,446	$(20)	$3,426	$3,557	$(2)	$3,555
A-Note participations	392	—	392	460	(13)	447
B-Note participations	719	(59)	660	724	—	724
Mezzanine loans	1,104	(96)	1,008	1,108	—	1,108

Total [2]	$5,661	$(175)	$5,486	$5,849	$(15)	$5,834

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural and residential mortgage loans. For further information on the total mortgage loan portfolio, see Note 5 of Notes to the Condensed Consolidated Financial Statements.
At origination, the weighted average loan-to-value (“LTV”) rate of the Company’s commercial mortgage loan portfolio was approximately 63%. As of September 30, 2009, the current weighted average LTV was approximately 81%. LTV rates compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the mortgage loan portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
ABS Consumer Loans
The following table presents the Company’s exposure to ABS consumer loans by credit quality, included in the AFS Securities by Type table above. Currently, the Company expects its ABS consumer loan holdings will continue to pay contractual principal and interest payments due to the ultimate expected borrower repayment performance and structural credit enhancements, which remain sufficient to absorb a significantly higher level of defaults than are currently anticipated.
ABS Consumer Loans

September 30, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto [1]	$113	$114	$90	$86	$106	$104	$124	$117	$23	$17	$456	$438
Credit card	508	523	—	—	37	35	244	226	58	52	847	836
Student loan [2]	293	181	327	228	137	61	—	—	—	—	757	470

Total [3]	$914	$818	$417	$314	$280	$200	$368	$343	$81	$69	$2,060	$1,744

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto	$135	$109	$29	$27	$142	$103	$209	$162	$30	$20	$545	$421
Credit card	419	367	6	3	108	97	351	248	58	39	942	754
Student loan	294	159	332	244	138	84	—	—	—	—	764	487

Total	$848	$635	$367	$274	$388	$284	$560	$410	$88	$59	$2,251	$1,662

[1]	As of September 30, 2009, approximately 9% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[2]	As of September 30, 2009, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime borrowers.

[3]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

Municipal Bonds
The Company has investments in securities backed by states, municipalities and political subdivisions issuers (“municipal bonds”) with an amortized cost and fair value of $11.6 billion and $11.8 billion, respectively, as of September 30, 2009 and $11.4 billion and $10.7 billion, respectively, as of December 31, 2008. The Company’s municipal bond portfolio is diversified across the United States and primarily consists of general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. As of September 30, 2009, the largest concentrations were in California, Georgia and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. Certain of the Company’s municipal bonds were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Excluding the benefit of this insurance, the average credit rating was AA- and AA, respectively, as of September 30, 2009 and December 31, 2008.
Limited Partnerships and Other Alternative Investments
The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade quality, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.
The following table presents the Company’s limited partnerships and other alternative investments by type.

Limited Partnerships and Other Alternative Investments
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Hedge funds	$604	33.3%	$834	36.3%
Mortgage and real estate funds	338	18.7%	551	24.0%
Mezzanine debt funds	130	7.2%	156	6.8%
Private equity and other funds	740	40.8%	754	32.9%

Total	$1,812	100.0%	$2,295	100.0%

Limited partnerships and other alternative investments decreased primarily due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with the real estate and private equity markets. The Company expects further hedge fund redemptions and does not expect significant additions to limited partnerships and other alternative investments in 2009 except for the funding of existing commitments.

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
ABS	$42	$27	$51	$27
CDOs
CREs	199	225	304	357
Other	26	—	28	—
CMBS
Bonds	132	70	202	93
IOs	—	59	25	59
Corporate
Financial services	23	1,198	121	1,293
Other	20	286	42	344
Equity securities
Financial services	27	1,052	68	1,119
Other	1	2	53	5
Foreign govt./govt. agencies	—	4	—	8
Municipal	1	—	18	5
RMBS
Non-agency	2	13	3	13
Alt-A	28	24	29	24
Sub-prime	35	117	128	198
U.S. Treasuries	—	—	2	—

Impairments recognized in earnings	$536	$3,077	$1,074	$3,545

Three months ended September 30, 2009
Impairments recognized in earnings were comprised of credit impairments of $495, impairments on debt securities for which the Company intends to sell of $13 and impairments on equity securities of $28.
Credit impairments were primarily concentrated on structured securities, mainly CRE CDOs, CMBS bonds and below-prime RMBS. These securities were impaired primarily due to increased severity in macroeconomic assumptions and continued deterioration of the underlying collateral. The Company determined these impairments using discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period included macroeconomic factors, such as a continued increase in the unemployment rate and continued gross domestic product contraction, as well as sector specific factors including, but not limited to:
•	Commercial property value declines that averaged 40% to 45% from the valuation peak but differed by property type and location.
•	Average cumulative CMBS collateral loss rates that varied by vintage year but reached approximately 11% for the 2006 and 2007 vintage years.
•	Residential property value declines that averaged approximately 40% from the valuation peak but differed by location.
•	Average cumulative RMBS collateral loss rates that varied by vintage year but reached approximately 40% for the 2007 vintage year.
Impairments on securities for which the Company had the intent to sell were primarily on corporate financial services securities where the Company has an active plan to dispose of the securities. Impairments on equity securities were primarily on below investment grade hybrid securities.
Nine months ended September 30, 2009
Impairments recognized in earnings were comprised of credit impairments of $840, including $84 of impairments taken prior to the accounting change related to impairments, impairments on securities for which the Company intends to sell of $113 primarily related to corporate financial services securities and impairments on equity securities of $121 primarily related to common stock and below investment grade hybrid securities.
Future impairments may develop as the result of changes in intent to sell or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used, property value declines beyond current average assumptions or security loss rates exceeding average assumptions.
Three and nine months ended September 30, 2008
Impairments were primarily concentrated in subordinated fixed maturities and preferred equities within the financial services sector, as well as on structured securities. The remaining impairments were comprised of securities in various sectors that experienced significant credit spread widening and for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.

Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of September 30, 2009 and December 31, 2008. During this analysis, the Company determined that it neither has an intention to sell nor does it expect to be required to sell the securities outlined below. For further discussion, see the Recognition and Presentation of Other-Than-Temporary Impairments Section in Note 1 of the Notes to the Condensed Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

Consolidated Securities
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	366	$1,253	$1,204	$(49)	1,718	$16,425	$14,992	$(1,433)
Greater than three to six months	410	3,596	2,954	(642)	972	6,533	5,247	(1,286)
Greater than six to nine months	167	2,629	2,053	(576)	764	7,053	5,873	(1,180)
Greater than nine to twelve months	232	2,830	2,264	(566)	741	6,459	4,957	(1,502)
Greater than twelve months	2,248	24,698	17,939	(6,759)	2,417	25,279	16,071	(9,208)

Total	3,423	$35,006	$26,414	$(8,592)	6,612	$61,749	$47,140	$(14,609)

The following tables present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous greater than 20% unrealized loss position.

Securitized Assets Depressed over 20%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	19	$73	$48	$(25)	786	$10,981	$6,474	$(4,507)
Greater than three to six months	121	941	617	(324)	162	1,790	629	(1,161)
Greater than six to nine months	70	1,496	977	(519)	92	1,259	504	(755)
Greater than nine to twelve months	220	2,425	1,471	(954)	157	1,743	471	(1,272)
Greater than twelve months	466	5,649	2,181	(3,468)	32	360	64	(296)

Total	896	$10,584	$5,294	$(5,290)	1,229	$16,133	$8,142	$(7,991)

All Other Securities Depressed over 20%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	68	$367	$280	$(87)	1,003	$10,531	$7,009	$(3,522)
Greater than three to six months	100	2,010	1,445	(565)	63	349	171	(178)
Greater than six to nine months	38	483	278	(205)	20	189	114	(75)
Greater than nine to twelve months	113	1,409	977	(432)	12	246	139	(107)
Greater than twelve months	95	1,489	1,016	(473)	1	17	7	(10)

Total	414	$5,758	$3,996	$(1,762)	1,099	$11,332	$7,440	$(3,892)

Consolidated Securities Depressed over 20%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	87	$440	$328	$(112)	1,789	$21,512	$13,483	$(8,029)
Greater than three to six months	221	2,951	2,062	(889)	225	2,139	800	(1,339)
Greater than six to nine months	108	1,979	1,255	(724)	112	1,448	618	(830)
Greater than nine to twelve months	333	3,834	2,448	(1,386)	169	1,989	610	(1,379)
Greater than twelve months	561	7,138	3,197	(3,941)	33	377	71	(306)

Total	1,310	$16,342	$9,290	$(7,052)	2,328	$27,465	$15,582	$(11,883)

The following tables present the Company’s unrealized loss aging for AFS securities (included in the tables above) by length of time the security was in a continuous greater than 50% unrealized loss position.

Securitized Assets Depressed over 50%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	19	$64	$28	$(36)	521	$7,045	$2,374	$(4,671)
Greater than three to six months	80	293	108	(185)	38	352	56	(296)
Greater than six to nine months	74	710	224	(486)	28	267	44	(223)
Greater than nine to twelve months	223	2,647	810	(1,837)	3	15	3	(12)
Greater than twelve months	76	933	158	(775)	—	—	—	—

Total	472	$4,647	$1,328	$(3,319)	590	$7,679	$2,477	$(5,202)

All Other Securities Depressed over 50%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	—	$—	$—	$—	129	$1,305	$549	$(756)
Greater than three to six months	6	46	18	(28)	—	—	—	—
Greater than six to nine months	14	159	55	(104)	—	—	—	—
Greater than nine to twelve months	8	46	19	(27)	—	—	—	—
Greater than twelve months	—	—	—	—	—	—	—	—

Total	28	$251	$92	$(159)	129	$1,305	$549	$(756)

Consolidated Securities Depressed over 50%
	September 30, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	19	$64	$28	$(36)	650	$8,350	$2,923	$(5,427)
Greater than three to six months	86	339	126	(213)	38	352	56	(296)
Greater than six to nine months	88	869	279	(590)	28	267	44	(223)
Greater than nine to twelve months	231	2,693	829	(1,864)	3	15	3	(12)
Greater than twelve months	76	933	158	(775)	—	—	—	—

Total	500	$4,898	$1,420	$(3,478)	719	$8,984	$3,026	$(5,958)

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
Market Risk
The Hartford is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments, under various market scenarios. For further discussion of market risk, see the Capital Markets Risk Management Section of the MD&A in The Hartford’s 2008 Form 10-K Annual Report.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. In addition, the Company manages net investment spread on certain products. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management Section of the MD&A in The Hartford’s 2008 Form 10-K Annual Report and in the Life Section of the MD&A.
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
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. This will also result in losses associated with credit based non-qualifying derivatives where the Company assumes credit exposure. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher OTTI losses. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. Credit spread tightening results in a decrease in the Company’s unrealized losses. For further discussion of sectors most significantly impacted, see the Investment Credit Risk Section of the MD&A. Also, for a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities, see the Capital Resources and Liquidity Section of the MD&A.
Life’s Equity Product Risk
The Company’s Life operations are significantly influenced by changes in the U.S., Japanese, and other global equity markets. Appreciation or depreciation in equity markets impacts certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuities, mutual funds, and variable life insurance sold to retail and institutional customers. These variable products may include product guarantees such as GMWB, GMDB, and GMIB.
Substantially all of the Company’s variable annuity contracts contain GMDBs and a portion of those contracts also contain GMWBs or GMIBs. The Company’s maximum exposure disclosed below for death and living benefits are calculated independently, however, these exposures are substantially overlapping.
Generally, declines in equity markets, such as those experienced in 2008 and the first quarter of 2009, will and did:
•	reduce the value of assets under management and the amount of fee income generated from those assets;
•	reduce the value of equity securities, trading, for international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those annuities;
•	increase the liability for GMWB benefits resulting in realized capital losses;
•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;
•	increase costs under the Company’s hedging program;
•	increase the Company’s net amount at risk for GMDB and GMIB benefits;
•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;

•	increase the amount of required statutory capital necessary to maintain targeted risk based capital (“RBC”) ratios;

•	turn customer sentiment toward equity-linked products negative, causing a decline in sales; and
•
cause a significant decrease in the Company’s estimates of future gross profits. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information on DAC and related equity market sensitivities.

Guaranteed Minimum Withdrawal Benefits
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB living benefit rider which is accounted for as an embedded derivative reported at fair value through earnings. As of May 8, 2009, the Company suspended all new product sales in the U.K. For the in-force block of U.S. and U.K. business, declines in the equity market will increase the Company’s exposure to benefits, under the GMWB contracts, leading to an increase in the Company’s existing liability for those benefits.
For example, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of September 30, 2009 and December 31, 2008, 53% and 88%, respectively, of all unreinsured U.S. GMWB in-force contracts were ‘in-the-money’. For U.S. and U.K. GMWB contracts that were ‘in-the-money’ the Company’s exposure to the GRB, after reinsurance, as of September 30, 2009 and December 31, 2008, was $3.4 billion and $7.7 billion, respectively.
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
Guaranteed Minimum Death Benefits and Guaranteed Minimum Income Benefits
In the U.S., the Company sells variable annuity contracts that offer various GMDBs. Declines in the equity market will increase the Company’s liability for death benefits under these contracts. The Company accounts for these GMDBs as death benefit and other insurance benefit liabilities which are not reported at fair value.
The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDBs as of September 30, 2009 is $21.4 billion. The Company will incur these GMDB payments in the future only if the policyholder has an in-the-money GMDB at their time of death. The Company currently reinsures 52% of these GMDBs. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $10.2 billion, as of September 30, 2009. For additional information on the Company’s GMDB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
As of June 1, 2009, the Company suspended all new product sales in Japan. Prior to June 1, 2009, the Company offered certain variable annuity products in Japan with both a GMDB and a GMIB. For the in-force block of Japan business, declines in equity markets, as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. The Company accounts for these GMDB and GMIB liabilities as death benefit and other insurance benefit liabilities which are not reported at fair value.
The Company’s total gross exposure (i.e., before reinsurance) to these GMDBs and GMIBs offered in Japan as of September 30, 2009 is $7.0 billion. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. The Company currently reinsures 17% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. For these products, the Company’s retained net amount at risk is $5.8 billion, as of September 30, 2009. For additional information on the Company’s GMDB/GMIB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
Life’s Product Guarantee Accounting Models
The accounting for various living benefit and death benefit guarantees is significantly different and influences the form of risk management employed by the Company. GMWBs meet the definition of an embedded derivative and are accounted for at fair value, incorporating changes in equity indices, equity index volatility and interest rates, with changes in fair value reported in earnings. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or when the benefit received is in substance a long-term financing (GMIB), the accounting is not recorded at fair value. Rather, these death benefit or other insurance benefit features require a liability be established, in addition to the account value liability representing the policyholders funds, to recognize the portion of periodic assessments compensating the Company for benefits to be provided in the future. As a result of these accounting differences under U.S. GAAP, the liability valuation for GMWBs is significantly different than GMDBs and GMIBs.

Life’s Equity Product Risk Management
The Company has made considerable investment in analyzing current and potential future market risk exposures arising from a number of factors, including but not limited to: product guarantees (GMDB, GMWB, and GMIB); equity market and interest rate risks (in the U.S., U.K., and Japan); and foreign currency exchange rates. The Company evaluates these risks individually and, increasingly, in the aggregate to determine the risk profiles of all of its products and to judge their potential impacts on financial metrics including U.S. GAAP earnings and statutory surplus. The Company suspended all new product sales in Japan as of June 1, 2009 and in the U.K. as of May 8, 2009. The Company continues to manage the product risk of all in-force blocks of business including the equity market, interest rate and foreign currency exchange risks embedded in these product guarantees through a combination of product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs.
In consideration of current market conditions, the Company’s risk management program for the U.S. variable annuity market include redesigned product features and offerings which serve to lessen the financial risk of the product guarantees and increased rider fees charged for the product guarantees. Depending upon competitors’ reactions with respect to product suites and related rider charges, the Company’s strategies of reducing product risk and increasing fees may cause a further decline in market share.
Reinsurance
The Company uses reinsurance to manage the risk exposure for a portion of contracts issued with GMWB riders prior to the third quarter of 2003 and, in addition, in 2008, the Company entered into a reinsurance agreement to reinsure GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company’s GMWB reinsurance is accounted for as a freestanding derivative and is reported at fair value.
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
The Company’s dynamic hedging program uses derivative instruments to manage the U.S. GAAP earnings volatility associated with variable annuity product guarantees including equity market declines, equity implied volatility, declines in interest rates and foreign currency exchange risk. The Company uses hedging instruments including: interest rate futures and swaps; S&P 500, NASDAQ and EAFE index put options; total return swaps; and futures contracts. The dynamic hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed depending upon the risk strategy employed. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior; capital markets dislocation or discontinuity; divergence between the performance of the underlying funds and the hedging indices; and the relative emphasis placed on various risk management objectives.
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
Throughout 2009, the rebalancing of variable annuity hedging programs resulted in the sale of certain derivative positions, a portion of which proceeds were used to purchase other derivatives for the protection of statutory surplus and the associated target RBC ratios. The Company maintains hedge positions on the S&P 500 index and the U.S. dollar/yen exchange rate to economically hedge statutory reserves and to provide protection of statutory surplus arising primarily from GMDB and GMWB obligations. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on hedging derivatives.

The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy as of September 30, 2009:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value
Entire GMWB risk reinsured with a third party	Life of the product	$11,227	25%
Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	10,857	24%
Dynamic hedging of capital markets risk using various derivative instruments [1]	Weighted average of 3 years	22,421	51%

		$44,505	100%

[1]
Through the third quarter of 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus. This shift in emphasis includes the macro hedge program.

Based on the construction of our derivative hedging program (both dynamic and macro hedge) as of September 30, 2009, which can change based on capital market conditions, notional amounts and other factors and has changed as we have disclosed elsewhere, an independent change in the following capital market factors is likely to have the following impacts. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Each of the sensitivities set forth below is estimated individually, without consideration of any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivities below and add them together in an attempt to estimate the volatility in our variable annuity hedging program. In addition, there are other factors, including policyholder behavior, which could materially impact the GMWB liability. As a result, actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Net Impact on Hedging Program
Capital Market Factor	Pre-Tax/DAC Gain (Loss)
Equity markets decrease 1% [1]	$11
Volatility increases 1% [2]	$(47)
Interest rates decrease 1 basis point [3]	$(2)

[1]	Represents the aggregate net impact of a 1% decrease in each of the S&P 500, NASDAQ and EAFE indices.

[2]	Represents the aggregate net impact of a 1% increase in blended implied volatility that is generally skewed towards longer durations of each of the S&P 500, NASDAQ and EAFE indices.

[3]	Represents the aggregate net impact of a 1 basis point parallel shift on the LIBOR yield curve.
During the quarter ended September 30, 2009, U.S. GMWB liabilities, net of our dynamic and macro hedging program, incurred a net realized pre-tax loss of $480. This net realized loss was primarily driven by increases in U.S. equity markets of approximately 15%, increases in volatility of approximately 40 basis points, interest rate decreases of approximately 30 basis points, a tightening of the Company’s own credit spread and liability model assumption changes, partially offset by gains resulting from the relative outperformance of the underlying actively managed funds as compared to their respective indices. See Note 4 for a description and impact of the Company’s own credit spread and liability model assumption changes. During the quarter ended September 30, 2009, the Company rebalanced its hedging position, which decreased the net impact on hedging program amounts from $25 to $11 for the equity market factor and from $(38) to $(47) for the volatility factor. During the nine months ended September 30, 2009, U.S. GMWB liabilities, net of our dynamic and macro hedging program, incurred a net realized pre-tax gain of $421. This net realized gain was primarily driven by decreases in volatility of approximately 7%, interest rate increases of approximately 50 basis points, an increase in the Company’s own credit risk, the relative outperformance of the underlying actively managed funds as compared to their respective indices and liability model assumption changes, partially offset by increases in U.S. equity markets of approximately 20%. See Note 4 for description and impact of the Company’s own credit spread and liability model assumption changes.
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
Further downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, further downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, further downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, The Hartford’s operating subsidiaries could conduct hedging activity using available OTC derivatives, as well as a combination of cash and exchange-traded instruments.

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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s cash and short-term investments of $4.3 billion at September 30, 2009, dividends from the Life and Property & Casualty insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest expense on debt of approximately $463, maturity of senior notes of $275, payment to Allianz for a contingent liability of $200, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $76, and preferred stock dividends of approximately $170.
Debt
The Hartford’s debt maturities over the next twelve months include $275 aggregate principal amount of its 7.9% senior notes that mature in June 2010 and capital lease obligations of approximately $71. For additional information regarding debt, see Notes 12 and 14 of Notes to Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.
Dividends
On October 21, 2009, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on January 4, 2010 to common shareholders of record as of December 1, 2009.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to its U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2009 and the funding requirements for all of the pension plans are expected to be immaterial. The Company contributed $120, at its discretion, to its U.S. qualified defined benefit pension plan in August 2009 and presently anticipates contributing approximately $80 to its pension plans and other postretirement plans in the fourth quarter of 2009, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from the Insurance Operations
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through October 30, 2009, dividend payments from certain of the Company’s property-casualty insurance subsidiaries were subject to prior approval of the Connecticut Insurance Commissioner due to extraordinary dividend limitations under the insurance holding company laws of Connecticut. It is estimated that, beginning on October 31, 2009, the Company’s property-casualty insurance subsidiaries were permitted to pay up to a maximum of approximately $1.3 billion in dividends to the HFSG Holding Company in 2009 without prior approval from the applicable insurance commissioner. With respect to dividends to Hartford Life, Inc. (“HLI”), an indirect wholly-owned subsidiary, it is estimated that the Company’s life insurance subsidiaries’ non-extraordinary dividend limitation under the insurance holding company laws of Connecticut is approximately $614 in 2009. However, because the life insurance subsidiaries’ earned surplus was $598 as of December 31, 2008, the Company’s life insurance subsidiaries will be permitted to pay dividends only up to this amount to HLI in 2009 without prior approval from the applicable insurance commissioner. During 2009, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries. For the nine months ended September 30, 2009, HFSG Holding Company received $127 in dividends from its property-casualty insurance subsidiaries and through November 3, 2009, HFSG Holding Company received an additional $62 in dividends from its property-casualty insurance subsidiaries.

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
Capital Purchase Program
On June 26, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Private Placement Purchase Agreement with Treasury pursuant to which the Company issued and sold to the U.S. Treasury 3,400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share (the “Series E Preferred Stock”), and a ten-year warrant to purchase up to 52,093,973 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $9.79 per share, for an aggregate purchase price of $3.4 billion. To satisfy a key eligibility requirement for participation in the CPP, The Hartford acquired Federal Trust Corporation and has agreed with OTS to serve as a source of strength to its wholly-owned subsidiary Federal Trust Bank (“FTB”), which included the contribution of $195 of CPP funds to FTB in the second and third quarter of 2009 and could require even further contributions of additional capital to FTB in the future. In addition, The Hartford has contributed $500 of the CPP funds to its indirect wholly-owned subsidiary Hartford Life Insurance Company. The remaining $2.7 billion is held at the HFSG Holding Company in a segregated account.
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
On August 5, 2009, the Company increased the aggregate sales proceeds from $750 to $900.
On August 6, 2009, the Company announced the completion of the discretionary equity issuance program. The Hartford issued 56.1 million shares of common stock and received net proceeds of $887 under this program. The Company has paid $13 in commissions to Goldman Sachs & Co. as sales agent for the discretionary equity issuance program.
Additionally, this program triggered an anti-dilution provision in The Hartford’s investment agreement with Allianz, which resulted in the adjustment to the warrant exercise price to $25.25 from $25.32 and to the number of shares that may be purchased to 69,314,987 from 69,115,324.
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
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the ABC Trust. As of September 30, 2009, The Hartford has not exercised its right to require ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.

Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	September 30,	December 31,	September 30,	December 31,
Description	Date	Date	2009	2008	2009	2008
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$—	$374
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	1,900	—	—

Total Commercial Paper, Revolving Credit Facility and Line of Credit			$3,900	$3,900	$—	$374

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of September 30, 2009, the Company has no commercial paper outstanding.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At September 30, 2009, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $22.4 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At September 30, 2009, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 15.5%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of September 30, 2009, the Company was in compliance with all such covenants.
The Hartford’s Life Japan operations also maintain a line of credit in the amount of $56, or ¥5 billion, which expires January 5, 2010 in support of the subsidiary operations.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2009, is $780. Of this $780, the insurance operating entities have posted collateral of $737 in the normal course of business. Based on derivative market values as of September 30, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $41 to be posted as collateral. Based on derivative market values as of September 30, 2009, a downgrade by either Moody’s or S&P of two levels below the insurance operating entities’ current financial strength ratings could require approximately an additional $63 (which includes the $41 described above) of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of September 30, 2009
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1	$4,740	$253
Both BBB+ and Baa1 [1] [2]	$13,404	$588

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level, as well as where both rating agencies take action to this level.

[2]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.4 billion and a fair value of $199, for which the Company has a contractual right to make a collateral payment in the amount of approximately $61 to prevent its termination.

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
The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting expenses, to purchase new investments and to make dividend payments to the HFSG Holding Company. The Company’s insurance operations also participate in securities lending programs to generate additional income. Through these programs, the Company loans fixed income securities to third-party borrowers in exchange for cash collateral. Those loaned securities may be returned to the Company at various maturity dates, at which time the Company would be required to return the cash collateral. If the loaned securities had been returned to the Company as of September 30, 2009, the Company’s Life and Property & Casualty operating subsidiaries would have been required to fund the return of cash collateral of $213 and $0, respectively, out of operating funds, short-term investment holdings or, if necessary, from the sale of fixed maturity investments.
Property & Casualty
Property & Casualty holds fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs. As of September 30, 2009 and December 31, 2008, Property & Casualty held total fixed maturity investments of $24.5 billion and $21.4 billion, respectively, of which $1.9 billion and $1.6 billion were short-term investments, respectively. As of September 30, 2009, Property & Casualty’s cash and short-term investments of $2.2 billion, included $20 of collateral received from, and held on behalf of, derivative counterparties. Property & Casualty also held $551 of U.S. Treasuries, of which $115 had been pledged to derivative counterparties.
Liquidity requirements that are unable to be funded by Property & Casualty’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life
Life’s total contractholder obligations are supported by Life’s general account invested assets of $64.0 billion, including a significant short-term investment position to meet liquidity needs. As of September 30, 2009 and December 31, 2008, Life held total fixed maturity investments of $53.4 billion and $52.1 billion, respectively, of which $7.5 billion and $6.9 billion were short-term investments, respectively. As of September 30, 2009, Life’s cash and short-term investments of $9.6 billion, included $1.1 billion of collateral received from, and held on behalf of, derivative counterparties and $327 of collateral pledged to derivative counterparties, as well as $688 of cash associated with the Japanese variable annuity business which has an offsetting amount in other policyholder funds and benefits payable — International variable annuities. Life also held $2.0 billion of U.S. Treasury securities, of which $621 had been pledged to derivative counterparties.
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

As of
September 30,
Contractholder Obligations	2009
(In billions)
Total Life contractholder obligations	$318.9
Less: Separate account assets [1]	(156.0)
Mutual funds [1]	(62.4)
International statutory separate accounts [1]	(33.4)

General account obligations	$67.1

Composition of General Account Obligations

Contracts without a surrender provision and/or fixed payout dates [2]	$33.1
Retail fixed market value adjusted annuities [3]	11.0
International fixed market value adjusted annuities	2.7
GICs [4]	1.4
Funding agreements [5]	0.7
Other [6]	18.2

General account obligations	$67.1

[1]
In the event customers elect to surrender separate account assets, international statutory separate accounts or mutual funds, Life will use the proceeds from the sale of the assets to fund the surrender and Life’s liquidity position will not be impacted. In many instances Life will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease Life’s obligation for payments on guaranteed living and death benefits.

[2]
Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with a market value adjustment feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life’s liquidity requirements.

[3]
Relates to annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, Life is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, Life is required to contribute additional capital to the statutory separate account. Life will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life.

[4]
GICs are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment reflects changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC serves to protect the Company from interest rate risks and limit Life’s liquidity requirements in the event of a surrender.

[5]
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

[6]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Retail’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plans’ annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of Life, available short-term investments, or Life may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Consolidated Liquidity Position
The following table summarizes the liquidity available to The Hartford as of September 30, 2009:

As of
September 30,
Liquidity available to The Hartford	2009
(In billions)
U.S. Treasuries	$2.6
Short-term investments	13.9
Cash	2.4
Less: Derivative collateral	(2.2)
Cash associated with Japan variable annuities	(0.7)

Total liquidity available	$16.0

Securities Lending
The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third party borrowers in return for collateral in the form of cash or U.S. Treasuries. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. As of September 30, 2009 and December 31, 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $209 and $2.9 billion, respectively. The Company held collateral of $213 as of September 30, 2009 which represents collateral associated with the Company’s open lending program. This collateral may be returned to the borrowers in thirty days or less. The Company held collateral associated with the loaned securities of $3.0 billion at December 31, 2008. The decrease in both the fair value of loaned securities and the associated collateral is attributable to the maturation of the loans in the term lending program throughout 2009.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2008 Form 10-K Annual Report.
Capitalization
The capital structure of The Hartford as of September 30, 2009 and December 31, 2008 consisted of debt and stockholders’ equity, summarized as follows:

	September 30,	December 31,
	2009	2008	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$342	$398	(14%)
Long-term debt	5,493	5,823	(6%)

Total debt [1]	5,835	6,221	(6%)

Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	20,673	16,788	23%
AOCI, net of tax	(3,217)	(7,520)	57%

Total stockholders’ equity	$17,456	$9,268	88%

Total capitalization including AOCI	$23,291	$15,489	50%

Debt to stockholders’ equity	33%	67%
Debt to capitalization	25%	40%

[1]
Total debt of the Company excludes $1.2 billion of consumer notes as of September 30, 2009 and December 31, 2008 and $119 of Federal Home Loan Bank advances recorded in other liabilities as of September 30, 2009 that were acquired through the purchase of Federal Trust Corporation in the second quarter of 2009.

The Hartford’s total capitalization increased $7.8 billion, or 50%, from December 31, 2008 to September 30, 2009 primarily due to the following:

Stockholders’ equity excluding AOCI, net of tax
•     Increased primarily due to the issuance of $3.4 billion in preferred stock and warrants to the U.S. Treasury as a part of the CPP, cumulative effect of accounting change of $912, issuance of common shares of $887 and reclassification of warrants from other liabilities to equity and extension of warrants’ term of $186 partially offset by a net loss of $1.4 billion. See Notes 1 and 13 for additional information on the cumulative effect of accounting change and issuance of preferred stock and warrants to the U.S. Treasury as a part of the CPP.

AOCI, net of tax
•     Increased primarily due to decreases in unrealized losses on available-for-sale securities of $5.4 billion primarily due to tightening credit spreads, partially offset by a cumulative effect of accounting change of $912, see Note 1 of Notes to Condensed Consolidated Financial Statements for further information on the cumulative effect of accounting change.

Total debt	• Total debt has decreased due to the repayment of commercial paper of $375 and payments on capital lease obligations in 2009.
For additional information on debt, stockholders’ equity and AOCI, see Notes 14, 15 and 16, respectively, of the Notes to the Consolidated Financial Statements in The Hartford’s 2008 Form 10-K Annual Report.

	Nine Months Ended
	September 30,
Cash Flows	2009	2008
Net cash provided by operating activities	$2,745	$2,938
Net cash used for investing activities	$(3,821)	$(4,049)
Net cash provided by financing activities	$1,692	$1,034
Cash — end of period	$2,417	$1,963
The decrease in cash from operating activities compared to the prior year period was primarily the result of lower premiums, lower fee income and lower net investment income. Net purchases of available-for-sale securities and pay down of collateral under securities lending account for the majority of cash used for investing activities. Cash from financing activities increased primarily due to issuances of preferred stock and warrants to the U.S. Treasury for $3.4 billion and issuance of common stock through a discretionary equity issuance plan of $887 in 2009 and treasury stock acquired in 2008, partially offset by issuance of long-term debt and consumer notes in 2008 and repayments of commercial paper in 2009. Additionally, net flows on investment and universal life-type contracts decreased in 2009 compared to 2008.
Operating cash flows for the nine months ended September 30, 2009 and 2008 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section of the MD&A under Market Risk above.
Ratings
Ratings are an important factor in establishing competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues or the persistency of the Company’s business may be adversely impacted.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of November 3, 2009.

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
The table below sets forth statutory surplus for the Company’s insurance companies calculated in accordance with the NAIC’s Accounting Practices and Procedures Manual. The statutory surplus amount as of December 31, 2008 in the table below is based on actual statutory filings with the applicable U.S. regulatory authorities. The statutory surplus amount as of September 30, 2009 is an estimate, as the third quarter 2009 statutory filings have not yet been made.

	September 30,	December 31,
	2009	2008
Life Operations	$5,976	$6,046
Japan Life Operations	1,866	1,718
Property & Casualty Operations	6,772	6,012

Total	$14,614	$13,776

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
As of September 30, 2009, the Company received a benefit to statutory surplus of $125 related to the deferred income tax permitted practice and a statutory surplus benefit of $224 related to the reserving permitted practice. When the reserving permitted practice expires in 2009, the Company will be required to adopt VA CARVM, which will differ from the current reserving standards. While it is difficult to predict what the ultimate impact of adopting VA CARVM will be at December 31, 2009, it is estimated that the adoption will likely result in increased required reserves if market conditions at September 30, 2009 persist.
The National Association of Insurance Commissioners (“NAIC”) is actively considering modifying its statutory accounting practice for deferred tax assets to allow for greater admissibility of deferred income taxes for both life and property and casualty insurers. The proposal under consideration is similar in many respects to the permitted practice granted to the company by the State of Connecticut for year-end 2008, and the first three quarters of 2009. The NAIC proposal would apply to 2009 and 2010 during which time the NAIC would decide whether to make permanent changes in this area of statutory accounting. It is expected that the NAIC will act at or before its national meeting in early December 2009.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2009.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On June 24, 2009, the Company acquired Federal Trust Corporation (“FTC”). As part of our ongoing internal control process, we have been and will continue to evaluate and implement changes to processes, information technology systems and other components of internal control over financial reporting related to the acquired business.

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
The Company is also a defendant in two consolidated securities actions and two consolidated derivative actions filed in the United States District Court for the District of Connecticut. The consolidated securities actions assert claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. The consolidated derivative actions, brought by shareholders on behalf of the Company against its directors and an additional executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. In July 2006, the district court granted defendants’ motion to dismiss the consolidated securities actions, and the plaintiffs appealed. In November 2008, the United States Court of Appeals for the Second Circuit vacated the decision and remanded the case to the district court. In May 2009, the parties reached an agreement in principle to settle the consolidated securities actions for an immaterial amount. A stipulation of settlement was executed and preliminarily approved by the district court in September 2009. The settlement is subject to final approval of the court. Defendants filed a motion to dismiss the consolidated derivative actions in May 2005. In July 2009, the parties reached an agreement in principle to settle the consolidated derivative actions for an immaterial amount, subject to the execution of a written settlement agreement and approval of the court.

In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The trial court denied defendants’ motion to dismiss the complaint in July 2008. The Company disputes the allegations and intends to defend this action vigorously.
Investment and Savings Plan ERISA Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (“the Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. The Company has moved to dismiss the consolidated amended complaint.
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009.
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
Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 for an explanation of the Company’s risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2009:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid Per	Announced Plans or	Purchased Under
Period	Purchased [1]	Share	Programs	the Plans or Programs
				(in millions)
July 1, 2009 – July 31, 2009	3,463	$12.00	—	$807
August 1, 2009 – August 31, 2009	787	$18.26	—	$807
September 1, 2009 – September 30, 2009	928	$22.16	—	$807

Total	5,178	$14.77	—	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
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
On August 5, 2009, the Company increased the aggregate sales proceeds from $750 to $900.
On August 6, 2009, the Company announced the completion of the discretionary equity issuance program. The Hartford issued 56.1 million shares of common stock and received net proceeds of $887 under this program.
Additionally, this program triggered an anti-dilution provision in The Hartford’s investment agreement with Allianz, which resulted in the adjustment to the warrant exercise price to $25.25 from $25.32 and to the number of shares that may be purchased to 69,314,987 from 69,115,324.

Item 6. EXHIBITS
See Exhibits Index on page 149.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)
Date: November 3, 2009	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

10.01	The Hartford’s Employee Stock Purchase Plan, as amended.

10.02	The Hartford Deferred Stock Unit Plan, as amended on October 22, 2009 (incorporated by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed October 22, 2009).

10.03	Form of Award Letters for Deferred Units and Restricted Units under The Hartford’s Deferred Stock Unit Plan.

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Lizabeth H. Zlatkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

[1]
Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in XBRL (eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.